Form 10QSB
period 2000-03-31
SAVE THE WORLD AIR INC
filed 2000-05-11
CIK 1103795

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                ----------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER: 0-29185

                               SAVE THE WORLD AIR INC
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                ----------------

        Nevada                                           52-2088326
        ------                                           ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

 ................................................................................

                     1285 Avenue of the Americas, 35th Floor
                             New York, NY 10019-6028

                    (Address of principal executive offices)

                              Phone 212 - 554 4197
                           (Issuer's telephone number)
 ................................................................................

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                ----------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x   No
   ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the numbers of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Transitional Small Business Disclosure Format (Check one):
Yes     No
   ---    ---

================================================================================

PART I

FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
-------    ---------------------------------

SAVE THE WORLD AIR INC

STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED MARCH 31, 2000


                                                     Mar-31             Dec-31
                                                       2000               1999
                                                       ----               ----


INCOME
Sale of Licences for Distributorships                     -            125,000
Consultancy Fees                                      9,980                  -
                                              --------------     --------------
                                                      9,980            125,000
                                              ==============     ==============

GENERAL AND ADMINISTRATIVE EXPENSES

Bank Charges                                                               144
Consulting Fees                                                          3,867
Filing Fees                                             965
Mineral Claims Written Off                                               1,955
Printing                                                                 1,053
Professional Fees                                       420             62,500
Radio and PR Fees                                     6,000
Secretarial Fees                                        866             11,164
Transfer Agents Fees                                    785
Travel Costs                                            786             46,982
                                              --------------     --------------

TOTAL COSTS                                           9,822            127,665
                                              --------------     --------------

PROFIT (LOSS) FOR PERIOD                      $         158      -$      2,665
                                              ==============     ==============


Loss per Common Share

Primary                                       $           0      $           0


The accompanying notes are an integral part of these financial accounts


SAVE THE WORLD AIR, INC.

BALANCE SHEET

AS AT MARCH 31 2000
                                                                Mar-31                 Dec-31
                                                                  2000                   1999
                                                                  ----                   ----
ASSETS
CURRENT ASSETS
              Cash at Bank                                         873                    595
                                                         --------------         --------------
                                                                   873                    595

FIXED ASSETS

              Marketing and Manufacturing Rights
              Zero Pollution Fuel Device                         5,000                  5,000
                                                         --------------         --------------
TOTAL ASSETS                                             $       5,873          $       5,595
                                                         ==============         ==============

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

                                                                                            -

STOCKHOLDERS EQUITY

              Common Stock 200,000,000 shares authorised
              at $.001 par value. 15,417,125 issued
              and outstanding                                   15,417                 15,297

              Capital in excess of par                          14,270                 14,270

              Accumulated Deficit                         -     23,814           -     23,972
                                                         --------------         --------------
TOTAL LIABILITY
              AND STOCKHOLDERS EQUITY                    $       5,873          $       5,595
                                                         ==============         ==============

Approved by the Board

The accompanying notes are an integral part of these financial accounts


SAVE THE WORLD AIR, INC

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

DATE OF INCEPTION TO MARCH 31, 2000

                                      Common stock                     Capital in                    Accumulated
                                      in Shares                        Excess of                     Deficit
                                                                       Par Value
Balance February 18, 1998
(Date of Inception)

Issuance of Common Stock
Cash at $0.015 March 3 1998                    4,000,000                        2,000                             -

Issuance of Common Stock
Cash at $0.003 March 5 1998                    6,000,000                       12,000

Issuance of Common Stock
Cash at $0.01 per Share                           30,000                          270

Issuance of Common Stock for
services rendered at $0.001                      267,125

Issuance of Common Stock for
exchange of marketing rights                   5,000,000

Issuance of Common Stock for
services rendered at $0.001                      120,000

Net Accumulated Losses to
    31-Mar-00                                                                                         -      23,814
                                      ------------------------------------------------------------------------------

BALANCE AS AT 31 MARCH 2000                   15,417,125                     $ 14,270                 -$     23,814
                                      ==============================================================================


The accompanying notes are an integral part of these financial accounts


SAVE THE WORLD AIR, INC.

STATEMENT OF CASHFLOWS

JANUARY 1, 2000 TO MARCH 31, 2000

                                                                Mar-31                 Dec-31
                                                                  2000                   1999
                                                                  ----                   ----

CASHFLOWS FROM OPERATING ACTIVITIES
              Cashflow arising from trading activities           -9822                  -2665

              Adjustments to reconcile net loss to net cash provided by operating activities:

              * Write off of Mineral Claims                                              1955
              *  Consultancy Fees paid in Shares                   120                    267
                                                         --------------         --------------
              NET CASH PROVIDED
              BY OPERATIONS                                      -9702                   -443

CASHFLOWS FROM INVESTING ACTIVITIES

CASHFLOWS FROM FINANCING ACTIVITIES

              Loan J & L Muller                                   9980

              NET INCREASE IN CASH                                 278                   -443


CASH AT BEGINNING OF PERIOD                                        595                     38

CASH AT END OF PERIOD                                              873                   -405


The accompanying notes are an integral part of these financial accounts

                            SAVE THE WORLD AIR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                                  March 31 2000


1.       DESCRIPTION OF THE BUSINESS

         The Company was incorporated under the Corporate Charter issued by the Secretary of State of Nevada in the United States on February 18, 1998.

         The Company is deemed to be an investment company. The company holds the rights to manufacture and market a device that decreases the carbon dioxide output on internal combustion engines.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The financial statements have been prepared in accordance with accounting principles generally accepted and include the following accounting principles.


(a)      BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realisation of assets and satisfaction of liabilities in the normal course of business. The company has been engaged in the identification and development of its zero pollution device. The Company's ability to meet its obligations and successfully develop its project and, ultimately, to attain profitable operations is dependent upon further developing and marketing the device known as Zero Pollution and obtaining additional financing from either third parties or its present shareholders.


(b)      ACCOUNTING METHODS

         The Company recognises income and expenses based on the accrual method of accounting.

                            SAVE THE WORLD AIR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                                  March 31 2000


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(c)      DIVIDEND POLICY

         The Company has not yet adopted any policy regarding the payment of dividends.

(d)      CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

(e)      LOSS PER SHARE

         Primary loss per share amount is computed based on the weighted average number of shares actually outstanding during the period reported on. Fully diluted loss per share is computed under the same basis since there are not warrants or share subscriptions outstanding.

(f)      INCOME TAXES

         For the period ended March 31 2000 (the date of these financial statements), the Company had a net operating loss of $9,822. The tax

                            SAVE THE WORLD AIR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                                  March 31 2000


2.       SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(f)      INCOME TAXES - CONTINUED

         benefits from the loss carried forward is offset by a valuation reserve because the future tax benefit is indeterminable.

         The net operating loss carryover will expire beginning in the year 2000 through 2013.


(g)      FOREIGN CURRENCY TRANSLATION

         The translations of the Company completed in foreign dollars have been translated to US dollars. Assets and liabilities are translated at the year end exchange rates and the income and expenses at the average rates of exchange prevailing during the period reported on. Any gains or loss resulting from the translations would be shown in the Statement of Operations.


(h)      FINANCIAL INSTRUMENTS

         For cash, deposit and accounts payable and accrued liabilities, the carrying amount of these financial instruments approximates their fair value due to their short-term maturity capacity of prompt liquidation or settlement. The account payable does not bear any interest thereon.


3.       RELATED PARTY TRANSACTIONS

         On March 30, 2000, the company entered into an option agreement with Mr Jeff Muller and Mrs Lyn Muller. The company entered into an employment agreement with Mr and Mrs Muller whereby they surrendered any claims to reimbursement for employment costs to that date in exchange for 5 million options to share capital each. The option amount was agreed to be at par of $0.001 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHAIRMAN'S REPORT 31ST MARCH 2000

We would like to thank you for supporting Save The World Air Inc. (ZERO) and would like to take this opportunity to keep you updated with the latest from management and look forward to your input.

Over the past year Save The World Air Inc. has developed a solid base of support throughout the international business community due to both gaining exposure in the media worldwide and the ongoing hard work and commitment of both management and our very professional team which now includes top rate USA investor relations people and highly ranked business consultants.

Famous names such as Steven Seagal (Actor/Environmentalist), Sir Jack Brabham (3 x Formula One Champion), and Barry Sheene (3 x World Champion Motorcyclist) and several other high profile business people including Mr. Robert Sylk of the Sylk Corporation have joined Save The World Air Inc. as both shareholders and supporters.

As you may know our share price dropped to a low of US$0.10 cents last year and has since begun a steady climb back up to as high as US$5.50 despite the recent stock market crash. Our stock has been doing extremely well, holding steady through the turmoil on both the NASDAQ and the Dow Jones.

Save The World Air Inc. recently held in Brisbane, Australia, the latest of a series of worldwide public tests. Over 150 people turned up for the entire test process and were amazed to see the device successfully achieving Zero results as predicted. Jeffrey A. Muller, Chairman of STWA arrived in Australia from Los Angeles in time to oversee the test, which was attended by government representatives including the Australian Greenhouse Office, E.P.A. and the Brisbane City Council as well as independent engineers.

CNBC and CNN will soon be commencing an intensive advertising campaign for Save The World Air Inc. and already the response management has seen is great. The main focus of this advertising campaign is to spread public awareness that the ZERO Emission control device does exist and also has the added advantage of being able to reduce fuel consumption by up to 63 percent. We are also pushing for the sale of licensing agreements worldwide to fit the Zero Emission Fuel Saver on any petrol driven vehicle. The Zero Emission Fuel Saver has recently been featured on the UPN Channel 13 News in Los Angeles. The report can be viewed on the Save the World Website.

Mr. Muller has been doing live business investment radio program interviews in the USA and the response has been very positive from both the talkback audience and the radio show host, Jim DiPelisi.

Save the World Air Inc. was well represented at the recent Earth Day weekend held in Los Angeles and our people manning our desk have reported very positive feedback. In San Diego on 18th May a seminar on air pollution from motor vehicles is being held and is being well attended by many Government officials and it is our intention to attend.. We will then be holding another demonstration in Florida on 7th June for stockbrokers and investors and this is almost fully subscribed at this time, we are then planning to go to New York to capitalise on the publicity which will be generated by these two events.

A major USA car manufacturer has approached us and seems very interested in our product and management is hoping to have a meeting with them in the near future.

The Save The World Air Website has been undergoing changes, a Macromedia Shockwave Flash interface will be implemented to allow a better multimedia experience. It is recommended to install 4.0 Internet Browsers such as Netscape
4.72 and Internet Explorer 5.02, this will allow for full compatibility. The Video Archive section has increased and the full length Pro Hart Discovery Channel clip has been added.

We have been posting regular announcements on the company and this is also lifting our profile, especially within the USA.

                                   SIGNATURES



In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SAVE THE WORLD AIR, INC.
                                  (REGISTRANT)

Signature                           Title                             Date



/s/ Jeffrey A. Muller            Chairman and President         May 8, 2000
---------------------------
(Jeffrey A. Muller)