Form 10QSB
period 2000-06-30
SAVE THE WORLD AIR INC
filed 2000-08-21
CIK 1103795

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                ----------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the numbers of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Transitional Small Business Disclosure Format (Check one):
Yes     No
   ---    ---

================================================================================

                        TABLE OF CONTENTS                             PAGE
                        -----------------                             ----


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Independent Auditors' Report                                  2
(b)      Balance Sheet                                                 3
(c)      Statement of Operations                                       4
(d)      Statement of Changes in Stockholders' Equity                  5
(e)      Statement of Cashflows                                        6
(f)      Notes to Financial Statements                                 7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations              10

Item 3.  Risks

PART II. OTHER INFORMATION                                             11

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                             12

FINANCIAL DATA SCHEDULE

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                           INDEPENDENT AUDITORS REPORT


The Board of Directors
Save the World Air, Inc.
1285 Ave of the Americas, 35th Flr,
New York
NEW YORK 10019-6028


We have audited the accompanying balance sheet of Save the World Air, Inc as at June 30, 2000 and the related statements of operations, stockholder's equity and cash flows for the period January 1, 2000 to June 30, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Save the World Air, Inc. as of June 30, 2000 and the results of its operations and its cash flows for the period January 1, 2000 to June 30, 2000, in conformity with generally accepted principles.


/s/ Kevin Hoiberg
------------------------------------
AUDITOR


August 5, 2000

                            SAVE THE WORLD AIR, INC.

                                 BALANCE SHEET

                               AS AT JUNE 30 2000


                                                          Jun-30        Dec-31
                                                           2000          1999
                                                        ----------    ----------
ASSETS

CURRENT ASSETS

     Cash at Bank                                               -           595
                                                        ----------    ----------
                                                                -           595
FIXED ASSETS

     Marketing and Manufacturing Rights
     Zero Pollution Fuel Device                             5,000         5,000
                                                        ----------    ----------
TOTAL ASSETS                                            $   5,000     $   5,595
                                                        ==========    ==========

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

     Loan - J & L Muller                                  187,902             -


STOCKHOLDERS EQUITY

     Common Stock 200,000,000 shares authorised
     at $.001 par value. 15,623,433 issued
     and outstanding                                       15,623        15,297

     Capital in excess of par                              14,270        14,270

     Accumulated Deficit                                 (212,795)      (23,972)
                                                        ----------    ----------
TOTAL LIABILITY AND STOCKHOLDERS EQUITY                 $   5,000     $   5,595
                                                        ==========    ==========


Approved by the Board


The accompanying notes are an integral part of these financial accounts

                             SAVE THE WORLD AIR INC

                            STATEMENT OF OPERATIONS

                       FOR THE PERIOD ENDED JUNE 30, 2000


                                                        Jun-30          Dec-31
                                                         2000            1999
                                                      ----------      ----------
INCOME

     Sale of Licences for Distributorships                    -         125,000
     Consultancy Fees                                     9,980               -
                                                      ----------      ----------
                                                          9,980         125,000
                                                      ==========      ==========

GENERAL AND ADMINISTRATIVE EXPENSES

     Accommodation                                       40,811               -
     Accounting fees                                      4,875               -
     Bank Charges                                           873             144
     Car Hire                                             4,865               -
     Computer Services                                    2,597               -
     Consulting Fees                                     65,027           3,867
     Filing Fees                                          1,581               -
     Internet Services                                    3,337               -
     Mineral Claims Written Off                           1,955               -
     Postage Fees                                            74               -
     Printing & stationery                                  147           1,053
     Professional Fees                                    1,021          62,500
     Radio and PR Fees                                   13,594               -
     Rent                                                 1,216               -
     Secretarial Fees                                       866          11,164
     Telephone Costs                                      4,393               -
     Transfer Agents Fees                                13,018               -
     Travel Costs                                        40,508          46,982
                                                      ----------      ----------
TOTAL COSTS                                             198,803         127,665
                                                      ----------      ----------
PROFIT (LOSS) FOR PERIOD                              $(188,823)      $  (2,665)
                                                      ==========      ==========
Loss per Common Share
     Primary                                          $       0       $       0
                                                      ==========      ==========

The accompanying notes are an integral part of these financial accounts

                            SAVE THE WORLD AIR, INC

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       DATE OF INCEPTION TO JUNE 30, 2000


                                 Common stock      Capital in      Accumulated
                                 in Shares         Excess of       Deficit
                                                   Par Value

Balance February 18, 1998
(Date of Inception)

Issuance of Common Stock
Cash at $0.015 March 3 1998       4,000,000           2,000                 -

Issuance of Common Stock
Cash at $0.003 March 5 1998       6,000,000          12,000

Issuance of Common Stock
Cash at $0.01 per Share              30,000             270

Issuance of Common Stock for
services rendered at $0.001         267,125

Issuance of Common Stock for
exchange of marketing rights      5,000,000

Issuance of Common Stock for
services rendered at $0.001
for the period 1 January to 31
Mar-00                              120,000

Issuance of Common Stock for
services rendered at June 2000
at $.001                            206,308

Net Accumulated Losses to
30-Jun-00                                                            (212,795)

                                 ---------------------------------------------

BALANCE AS AT JUNE 30 2000       15,623,433        $ 14,270         $(212,795)

                                 =============================================


The accompanying notes are an integral part of these financial accounts

                            SAVE THE WORLD AIR, INC.

                             STATEMENT OF CASHFLOWS

                        JANUARY 1, 2000 TO JUNE 30, 2000


                                                           Jun-30        Dec-31
                                                            2000          1999
                                                         ---------     ---------
CASHFLOWS FROM OPERATING ACTIVITIES

     Cashflow arising from trading activities            (188,823)       (2,665)

     Adjustments to reconcile net loss to net cash provided by operating activities:

     *  Write off of Mineral Claims                         1,955             -
     *  Consultancy Fees paid in Shares                       326           267
                                                         ---------     ---------
     NET CASH PROVIDED BY OPERATIONS                     (188,497)         (443)


CASHFLOWS FROM INVESTING ACTIVITIES


CASHFLOWS FROM FINANCING ACTIVITIES

     Loan J & L Muller                                    187,902             -

     NET INCREASE IN CASH                                    (595)         (443)

CASH AT BEGINNING OF PERIOD                                   595            38

CASH AT END OF PERIOD                                           0          (405)


The accompanying notes are an integral part of these financial accounts

                            SAVE THE WORLD AIR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                                  June 30 2000


1.       DESCRIPTION OF THE BUSINESS

         The Company was incorporated under the Corporate Charter issued by the Secretary of State of Nevada in the United States on February 18, 1998.

         The company holds the rights to manufacture and market a device that decreases among other things, the carbon monoxide output on internal combustion engines.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The financial statements have been prepared in accordance with accounting principles generally accepted and include the following accounting principles.


(a)      BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realisation of assets and satisfaction of liabilities in the normal course of business. The company has been engaged in the identification and development of its product known as the zero emission fuel saving device. The Company's ability to meet its obligations and successfully develop its project and, ultimately, to attain profitable operations is dependent upon further developing and marketing the device and obtaining additional financing from either third parties or its present shareholders.


(b)      ACCOUNTING METHODS

         The Company recognises income and expenses based on the accrual method of accounting.

                            SAVE THE WORLD AIR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                                  June 30 2000


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


(f)      INCOME TAXES

         For the period ended June 30 2000 (the date of these financial statements), the Company's operating expenditure exceeded income by $188,823. The tax benefits from the loss carried forward is offset by a valuation reserve because the future tax benefit is indeterminable.

         The net operating loss carryover will expire beginning in the year 2000 through 2013.

                            SAVE THE WORLD AIR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                                  June 30 2000


2.       SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


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


(i)      OPTIONS ISSUED

         The company has issued options over 5 million shares to Mr and Mrs Muller.

                             SAVE THE WORLD AIR INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

The Company was incorporated in February 1998 and the sole purpose of the Company is the manufacture and distribution of the device commonly referred to as the Zero Emission Fuel Saving Device ("ZEFS").

The Company has yet to make a profit and the Board of Directors believe that the Company will not make a profit in the immediate future.

The purpose of the Company is to develop the technology and then to sell Country, Regional and Area licences world wide for the distribution of the device. At the same time, the Company continues to research and develop the product for increasing technological efficiency. It is also examining the market capabilities of other new environmentally friendly technologies.

The Company does not have the liquidity nor the funding surplus to continue either its research and development or its day to day operations. These costs are being met from the personal resources of the majority shareholder. Once the Company reaches a level of profitability, the shareholder's loans will be expected to be repaid by the Company together with any deferred compensation due to the shareholder.

This shareholder has not placed an upper limit on the Company expenditure, but the Company anticipates that its reliance on this shareholder will diminish within the next two fiscal quarters as distribution licences are sold within mainland America and other countries.

The comparison of the second quarter and first six months of 2000 with the second quarter and first six months of 1999 indicates that the Company has increased its level of spending on company operations. Marketing efforts will be stepped up as finances allow.

Item 3. RISKS

The Company will continue in its efforts to raise capital. There can be no assurance that the Company will be able to obtain capital.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                    NONE

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.
 a)      Exhibits                                             NONE
 b)      Reports on 8K                                        NONE

                                   SIGNATURES



In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SAVE THE WORLD AIR, INC.
                                  (REGISTRANT)



Signature                           Title                             Date
---------                           -----                             ----


/s/ Jeffrey A. Muller            Chairman and President         August 20, 2000
---------------------------
(Jeffrey A. Muller)