Form 10QSB
period 2000-09-30
SAVE THE WORLD AIR INC
filed 2000-11-20
CIK 1103795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2000

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                         COMMISSION FILE NUMBER 0-29185
                                                -------



                             SAVE THE WORLD AIR INC.
             (Exact name of registrant as specified in its charter)



Nevada                                         52-2088326
----------------------------------             ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1285 Avenue of the Americas, 35th Floor New York, NY 10019-6028    212 554 4197
---------------------------------------------------------------    ------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

Mandalay Capital Corp.
----------------------
Former name, former address and former fiscal year, if changed



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No [ ]


The number of shares of the registrant's common stock as of September 30, 2000:
15,579,222 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

                             TABLE OF CONTENTS                             PAGE
                             -----------------                             ----


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                        3
(b)      Statement of Operations                                              4
(c)      Statement of Changes in Financial Position                           5
(d)      Statement of Stockholders' Equity                                    6
(e)      Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     9


PART II. OTHER INFORMATION                                                   10

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                   11

FINANCIAL DATA SCHEDULE                                                      12


                                       SAVE THE WORLD AIR INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                            BALANCE SHEET
                           AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                             (UNAUDITED)

                                                                  September 30,   December 31,
                                                                      2000           1999
                                                                   ----------     ----------
ASSETS

     Current assets
Cash and cash equivalents                                          $       -      $     595
                                                                   ----------     ----------

     Total current assets                                                  -            595

     Intangible assets
Marketing and manufacturing rights to Zero Pollution
  Fuel Saving Device                                                 505,000        505,000

                                                                   ----------     ----------

     Total assets                                                  $ 505,000      $ 505,595
                                                                   ==========     ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities
Payable to shareholder                                             $ 760,812      $ 500,000
                                                                   ----------     ----------

     Total current liabilities                                       760,812        500,000

     Shareholders' equity

Common stock (par value $0.001) 200,000,000 shares authorized;
  September 30, 2000-15,579,222 issued; December 31,
  1999-15,297,125 issued                                              15,579         15,297

Paid in capital                                                       14,270         14,270

Deficit accumulated during development stage                        (285,661)       (23,972)
                                                                   ----------     ----------

     Total shareholders' equity                                     (255,812)         5,595
                                                                   ----------     ----------

     Total liabilities and shareholders' equity                    $ 505,000      $ 505,595
                                                                   ==========     ==========

The accompanying notes are an integral part of these financial statements.


                                                 SAVE THE WORLD AIR INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENT OF OPERATIONS
                                 FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                 AND SEPTEMBER 30, 1999
                                                       (UNAUDITED)

                                            Three months     Three months     Nine months      Nine months
                                                ended            ended           ended            ended
                                            September 30,    September 30,   September 30,    September 30,
                                                2000             1999             2000             1999
                                           --------------   --------------   --------------   --------------
INCOME
Sales of licenses for distributorships     $           -    $           -    $           -    $     125,000
Consultancy fees                                   9,980                -            9,980                -

GENERAL AND ADMINISTRATIVE EXPENSES

Accommodation                                      9,007                -           49,818                -
Accounting and auditing                            3,500                -            8,375                -
Bank charges                                       3,022                -            3,895              144
Car hire                                           2,254                -            7,119                -
Computer service                                   6,811                -            9,408                -
Consulting                                        23,250              309           88,277            3,867
Filing fees                                            -                -            1,581                -
Internet services                                  2,906                -            6,243                -
Legal expenses                                        68                -               68                -
Mineral claims written off                             -            1,955            1,955                -
Miscellaneous                                      1,077                -            1,077                -
Printing and postage                                 144                -              365            1,053
Professional fees                                      -                -            1,021           62,500
Radio and PR services                                  -                -           13,594                -
Rent                                                   -                -            1,216                -
Secretarial fees                                       -              506              866           11,164
Telephone                                          3,236                -            7,629                -
Transfer agent's fees                                  -                -           13,018                -
Travel                                            17,591               98           58,099           46,982
                                           --------------   --------------   --------------   --------------

       Total expenses                             72,866            2,868          271,669          127,665
                                           --------------   --------------   --------------   --------------
Loss from operations before income taxes         (72,866)          (2,868)        (261,689)          (2,665)

Income taxes                                           -                -                -                -
                                           --------------   --------------   --------------   --------------

Net (loss)                                 $     (72,866)   $      (2,868)   $    (261,689)   $      (2,665)
                                           ==============   ==============   ==============   ==============

The accompanying notes are an integral part of these financial statements.


                                            SAVE THE WORLD AIR INC.
                                          (DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF CHANGES IN FINANCIAL POSITION
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                            AND SEPTEMEBER 30, 1999
                                                  (UNAUDITED)

                                                                              Nine months       Nine months
                                                                                 ended             ended
                                                                             September 30,     September 30,
                                                                                  2000              1999
                                                                             --------------    --------------
Funds provided from (used for) operations
     Net (loss) during development stage                                     $    (261,689)    $      (2,665)

Funds provided by (used for) working capital
     Prepaid expenses                                                                    -             1,000
     Payable to shareholder                                                        260,812           500,000

Funds provided (used for) disposition or purchase of intangible assets
     Rights to Zero Pollution Fuel Saving Device                                         -          (505,000)
     Mineral property                                                                    -             1,955

Funds provided from (used for) financing activities
     Proceeds from issuance of stock                                                   282             5,267
                                                                             --------------    --------------

Net funds provided from (used for) all activities                                     (595)              557

Cash balance at year end                                                               595                38
                                                                             --------------    --------------

Cash balance at September 30                                                 $           -     $         595
                                                                             ==============    ==============

The accompanying notes are an integral part of these financial statements.


                                                   SAVE THE WORLD AIR INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF SHAREHOLDERS' EQUITY
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30 1999
                                                         (UNAUDITED)

                                                                    Common Stock
                                                 ---------------------------------------------------
                                                   Number of        Issued at par        Paid in          Deficiency
                                                    shares                               capital
                                                 --------------    ----------------    -------------     -------------
Balance at December 31, 1998                        10,030,000     $        10,030     $     14,270      $    (21,307)

Common stock issued after acquisition of
rights to Zero Pollution Fuel Saving Device          5,000,000               5,000                -                 -

Common stock issued for services rendered              267,125                 267                -                 -

Net(Loss) for the nine months                                                                                  (2,665)
                                                 --------------    ----------------    -------------     -------------

Balance at September 30, 1999                       15,297,125     $        15,297     $     14,270      $    (23,972)
                                                 ==============    ================    =============     =============


                                                                    Common Stock
                                                 ---------------------------------------------------
                                                   Number of        Issued at par        Paid in          Deficiency
                                                    shares                               capital
                                                 --------------    ----------------    -------------     -------------

Balance at December 31, 1999                        15,297,125     $        15,297     $     14,270      $    (23,972)


Common stock issued for services rendered              282,097                 282                -                 -

Net (Loss) for the nine months                               -                   -                -          (261,689)
                                                 --------------    ----------------    -------------     -------------

Balance at September 30, 1999                       15,579,222     $        15,579     $     14,270      $   (285,661)
                                                 ==============    ================    =============     =============

The accompanying notes are an integral part of these financial statements.

                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                             AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

1. DESCRIPTION OF THE BUSINESS

The Company was incorporated on February 18, 1998 under the name "Mandalay Capital Corp.". The Company changed its name to "Save the World Air, Inc." on February 11, 1999 following the signing of the agreement by and between the Company and Jeffrey Muller with respect to the Company's purchase of "Zero Pollution Emission Device" . Under the terms of the agreement, the Company issued 5,000,000 shares of its common stock to Mr. Muller and agreed to pay $500,000 and $10 royalty for every unit of the device sold.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial statements have been prepared in accordance with generally accepted accounting principles and include the following policies.

     (a) BASIS OF PRESENTATION - GOING CONCERN
         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company has been engaged in the development of its zero pollution fuel saving device. The Company's ability to meet its obligations and successfully develop its project and, ultimately, to attain profitable operations is dependent upon further developing and marketing the device known as Zero Pollution and obtaining additional financing from either third parties or its present stockholders.

     (b) ACCOUNTING METHODS
         The Company recognizes income and expenses based on the accrual method of accounting.

     (c) DIVIDEND POLICY
         The Company has not yet adopted any policy regarding the payment of dividends.

     (d) CASH AND CASH EQUIVALENTS
         The Company considers all highly liquid instruments purchased with maturity, at the time of purchase, of less than three months, to be cash equivalents.

     (e) LOSS PER SHARE
         Primary loss per share amount is computed based on the weighted average number of shares actually outstanding during the period reported on. Fully diluted loss per share is computed under the same basis since there are not warrants or share subscriptions outstanding.

     (f) INCOME TAXES
         The Company has a operating loss carry-forward incurred from inception to December 31 1999 in the amount of $23,972. No tax benefit from the operating loss carried forward has been recorded because the future tax benefit is uncertain.

         The net operating loss carryover will expire beginning in the year 1999 through 2013.

     (g) FOREIGN CURRENCY TRANSLATION
         The transactions of the Company completed in foreign currencies have been translated to US dollars. Assets and liabilities are translated at the year-end exchange rates and the income and expenses at the average rates of exchange prevailing during the period reported on. Any gains or loss resulting from the translations would be shown in the Statement of Operations.

     (h) START UP COSTS
         The Company has expensed all start up expenses in accordance with AICPA Statements of Position 98-5.

3. RELATED PARTY TRANSACTIONS

All of the marketing and manufacturing rights for the Zero Pollution Fuel Saving Device were acquired from Jeffrey Muller, the Company's officer and sole director for 5,000,000 shares, $500,000 and a $10 royalty for each unit sold, pursuant to the agreement entered into in December, 1998, by and between the Company and Mr. Muller.

Mr. Muller, the majority stockholder, is active in running the business of the Company. No compensation is paid and the Company has reflected no expense in the Statement of Operations.

In January, 2000 the Company entered into an agreement offering Jeffrey Muller and Lynne Muller, Mr. Muller's wife, the rights to purchase five million shares each at $0.10 per share (current market price as of the date of grant) as consideration for work done for the Company.

4. LEASES

The Company has no leases of any property. The Company presently uses the offices of its attorney at 1285 Avenue of the Americas, 35th Floor, New York, N.Y. 10019-6029, the offices of one of its shareholders in Australia and another office in San Diego, all such arrangements are at no cost to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THE 1995 ACT SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD - LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

The Company was incorporated in February 1998 and the sole purpose of the Company is the manufacture and distribution of the device commonly referred to as the Zero Emission Fuel Saving Device ("ZEFS").

The Company has yet to make a profit and the Board of Directors believe that the Company will not make a profit in the immediate future.

The purpose of the Company is to develop the technology and then to sell Country, Regional and Area licenses world wide for the distribution of the device. At the same time, the Company continues to research and develop the product for increasing technological efficiency. It is also examining the market capabilities of other new environmentally friendly technologies.

The Company does not have the liquidity or the funding surplus to continue either its research and development or its day-to-day operations. These costs are being met from the personal resources of the majority shareholder. Once the Company reaches a level of profitability, the shareholder's loans will be expected to be repaid by the Company together with any deferred compensation due to the shareholder.

This shareholder has not placed an upper limit on the Company expenditure, but the Company anticipates that its reliance on this shareholder will diminish within the next two fiscal quarters as distribution licenses are sold within mainland America and other countries.

The comparison of the third quarter and first nine months of 2000 with the third quarter and first nine months of 1999 indicates that the Company has increased its level of spending on company operations. Marketing efforts will be stepped up as finances allow.

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


                            SAVE THE WORLD AIR, INC.
                                  (REGISTRANT)



Signature                        Title                        Date
---------                        -----                        ----


/s/ Jeffrey A. Muller            Chairman and President       November 20, 2000
---------------------------
(Jeffrey A. Muller)