Form 10QSB/A
period 2000-03-31
SAVE THE WORLD AIR INC
filed 2000-11-28
CIK 1103795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 FORM 10-QSB/A-1



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2000

(  )     Transition report pursuant of Section 13 or 15(d) of the Securities
         Exchange Act of 1939 for the transition period ____ to______


                         COMMISSION FILE NUMBER 0-29185
                                                -------



                             SAVE THE WORLD AIR INC.
             (Exact name of registrant as specified in its charter)



Nevada                                        52-2088326
----------------------------------            ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

1285 Avenue of the Americas, 35th Floor New York, NY 10019-6028    212 554 4197
-------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

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


The number of shares of the registrant's common stock as of March 31, 2000:
15,417,125 shares.

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

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                   12

FINANCIAL DATA SCHEDULE                                                      13

                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                        March 31,  December 31,
                                                          2000         1999
                                                       ----------   ----------
ASSETS

     Current assets
Cash and cash equivalents                              $     873    $     595
                                                       ----------   ----------

     Total current assets                                    873          595

     Intangible assets
Marketing and manufacturing rights to Zero Pollution
  Fuel Saving Device                                     505,000      505,000
                                                       ----------   ----------

     Total assets                                      $ 505,873    $ 505,595
                                                       ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities
Payable to shareholder                                 $ 500,000    $ 500,000
                                                       ----------   ----------

     Total current liabilities                           500,000      500,000


     Shareholders' equity

Common stock (par value $0.001) 200,000,000 shares
  authorized; March 31, 2000-15,417,125 issued;
  December 31, 1999-15,297,125 issued                     15,417       15,297

Paid in capital                                           14,270       14,270

Deficit accumulated during development stage             (23,814)     (23,972)
                                                       ----------   ----------

     Total shareholders' equity                            5,873        5,595
                                                       ----------   ----------

     Total liabilities and shareholders' equity        $ 505,873    $ 505,595
                                                       ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                               AND MARCH 31, 1999
                                   (UNAUDITED)


                                            Three months        Three months
                                           ended March 31,     ended March 31,
                                                2000                1999
                                          ----------------    ----------------
INCOME
Consultancy fees                          $         9,980     THE COMPANY
                                                              HAD NO ACTIVITY
GENERAL AND ADMINISTRATIVE EXPENSES                           DURING

Radio and PR fees                                   6,000
Filing fees                                           965
Transfer agents fees                                  785
Professional fees                                     420
Secretarial fees                                      866
Travel                                                786
                                          ----------------    ----------------

       Total expenses                               9,822
                                          ----------------    ----------------
Gain (loss) from operations before
   income taxes                                       158

Income taxes                                            -
                                          ----------------    ----------------

Net gain (loss)                           $           158
                                          ================    ================


The accompanying notes are an integral part of these financial statements.


                                       SAVE THE WORLD AIR INC.
                                     (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CHANGES IN FINANCIAL POSITION
                              FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                         AND MARCH 31, 1999
                                             (UNAUDITED)

                                                                           Three months      Three months
                                                                          ended March 31,   ended March 31,
                                                                               2000              1999
                                                                         ---------------    ---------------
Funds provided from (used for) operations
     Net gain during development stage                                    $         158     $            -

Funds provided by (used for) working capital
     Payable to shareholder                                                                        500,000

 Funds provided (used for) disposition or purchase of intangible assets
     Rights to Zero Pollution Fuel Saving Device                                                  (505,000)

Funds provided from (used for) financing activities
     Proceeds from issuance of stock                                                120              5,000
                                                                         ---------------    ---------------

Net funds provided from (used for) all activities                                   278                  -

Cash balance at year end                                                            595                 38
                                                                         ---------------    ---------------

Cash balance at March 31                                                 $          873     $           38
                                                                         ===============    ===============

             The accompanying notes are an integral part of these financial statements.


                                                 SAVE THE WORLD AIR INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF SHAREHOLDERS' EQUITY
                               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31 1999
                                                       (UNAUDITED)

                                                                    Common Stock
                                                 ---------------------------------------------------
                                                   Number of        Issued at par        Paid in          Deficiency
                                                    shares                               capital
                                                 --------------    ----------------    -------------     -------------
Balance at December 31, 1998                        10,030,000     $        10,030     $     14,270      $    (21,307)

Common stock issued after acquisition of
rights to Zero Pollution Fuel Saving Device          5,000,000               5,000


Net(Loss) for the three months                                                                                      -
                                                 --------------    ----------------    -------------     -------------

Balance at March 31, 1999                           15,030,000     $        15,030     $     14,270      $    (21,307)
                                                 ==============    ================    =============     =============


                                                                    Common Stock
                                                 ---------------------------------------------------
                                                   Number of        Issued at par        Paid in          Deficiency
                                                    shares                               capital
                                                 --------------    ----------------    -------------     -------------

Balance at December 31, 1999                        15,297,125     $        15,297     $     14,270      $    (23,972)

Common stock issued after acquisition of rights to Zero Pollution Fuel Saving Device

Common stock issued for services rendered              120,000                 120

Net gain for the three months                                                                                     158
                                                 --------------    ----------------    -------------     -------------

Balance at March 31, 2000                           15,417,125     $        15,417     $     14,270      $    (23,814)
                                                 ==============    ================    =============     =============

                       The accompanying notes are an integral part of these financial statements.

                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                               AND MARCH 31, 1999
                                   (UNAUDITED)

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

     (g) FOREIGN CURRENCY TRANSLATION
         The transactions of the Company completed in foreign currencies have been translated to US dollars. Assets and liabilities are translated at the yearend exchange rates and the income and expenses at the average rates of exchange prevailing during the period reported on. Any gains or loss resulting from the translations would be shown in the Statement of Operations.

     (h) START UP EXPENSES
         The Company has expensed all start up expenses in accordance with AICPA Statements of Position 98-5.


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

4. LEASES

The Company has no leases with respect to any property. The Company presently uses the offices of its attorney at 1285 Avenue of the Americas, 35th Floor, New York, N.Y. 10019-6029 and one the offices of one of its shareholders in Australia at no cost to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

The purpose of the Company is to develop the technology and then to sell licenses world wide for the distribution of the device. At the same time, the Company continues to research and develop the product for increasing technological efficiency. It is also examining the market capabilities of other new environmentally friendly technologies.

The Company does not have the liquidity or the funding surplus to continue either its research and development or its day-to-day operations. These costs are being met from the personal resources of the majority shareholder, officer and director. Once the Company reaches a level of profitability, the shareholder's loans will be expected to be repaid by the Company together with any deferred compensation due to the shareholder.

This shareholder has not placed an upper limit on the Company expenditure, but the Company anticipates that its reliance on this shareholder will diminish within the next two fiscal quarters as distribution licenses are sold within mainland America and other countries.

The comparison of the first quarter and first three months of 2000 with the first quarter and first three months of 1999 indicates that the Company has increased its level of spending on Company operations. Marketing efforts will be stepped up as finances allow.

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