Form 10QSB/A
period 2000-06-30
SAVE THE WORLD AIR INC
filed 2000-11-28
CIK 1103795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A-1



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2000

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


The number of shares of the registrant's common stock as of June30, 2000:
15,579,222 shares.

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

                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------   ----------
ASSETS

     Current assets
Cash and cash equivalents                              $       -    $     595
                                                       ----------   ----------

     Total current assets                                      -          595

     Intangible assets
Marketing and manufacturing rights to Zero Pollution
  Fuel Saving Device                                     505,000      505,000
                                                       ----------   ----------

     Total assets                                      $ 505,000    $ 505,595
                                                       ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities
Payable to shareholder                                 $ 687,946    $ 500,000
                                                       ----------   ----------

     Total current liabilities                           687,946      500,000

     Shareholders' equity

Common stock (par value $0.001) 200,000,000 shares
  authorized; June 30, 2000-15,623,433 issued;
  December 31, 1999-15,297,125 issued                     15,579       15,297

Paid in capital                                           14,270       14,270

Deficit accumulated during development stage            (212,795)     (23,972)
                                                       ----------   ----------

     Total shareholders' equity                         (182,946)       5,595
                                                       ----------   ----------

     Total liabilities and shareholders' equity        $ 505,000    $ 505,595
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.


                                                 SAVE THE WORLD AIR INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENT OF OPERATIONS
                                    FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000
                                                    AND JUNE 30, 1999
                                                       (UNAUDITED)

                                            Three months          Three months
                                           ended June 30,        ended June 30,     Six months ended     Six months ended
                                                2000                  1999            June 30, 2000        June 30, 1999
                                          -----------------    -----------------    -----------------    -----------------
INCOME
Consultancy fees                          $              -     $         125,000    $          9,980     $        125,000

GENERAL AND ADMINISTRATIVE EXPENSES

Accommodation                                       40,811                  -                 40,811                    -
Accounting and auditing                              4,875                  -                  4,875                    -
Bank charges                                           873                  144                  873                  144
Car hire                                             4,865                  -                  4,865                    -
Computer service                                     2,597                  -                  2,597                    -
Consulting                                          65,027                3,558               65,027                3,558
Filing fee                                             616                  -                  1,581                    -
Internet service                                     3,337                  -                  3,337                    -
Printing                                               221                1,053                  221                1,053
Professional fees                                      601               62,500                1,021               62,500
Radio and PR fees                                    7,594                  -                 13,594                    -
Rent                                                 1,216                  -                  1,216                    -
Secretarial fees                                         -               10,658                  866               10,658
Telephone                                            4,393                  -                  4,393                    -
Transfer agents fees                                12,233                  -                 13,018                    -
Travel                                              39,722               46,884               40,508               46,884
                                          -----------------    -----------------    -----------------    -----------------

       Total expenses                              188,981              124,797              198,803              124,797
                                          -----------------    -----------------    -----------------    -----------------
Loss from operations before income taxes          (188,981)                 203             (188,823)                 203
Income taxes                                             -                    -                    -                    -
                                          -----------------    -----------------    -----------------    -----------------

Net gain (loss)                           $       (188,981)    $            203     $       (188,823)    $            203
                                          =================    =================    =================    =================

The accompanying notes are an integral part of these financial statements.


                                       SAVE THE WORLD AIR INC.
                                     (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CHANGES IN FINANCIAL POSITION
                               FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                          AND JUNE 30, 1999
                                             (UNAUDITED)

                                                                             Six months ended      Six months ended
                                                                               June 30, 2000         June 30, 1999
                                                                             ------------------    ------------------
Funds provided from (used for) operations
     Net  gain (loss) during development stage                               $        (188,823)    $             203

Funds provided by (used for) working capital
     Payable to shareholder                                                            187,946               500,000

 Funds provided (used for) disposition or purchase of intangible assets
     Rights to Zero Pollution Fuel Saving Device                                             -              (505,000)

Funds provided from (used for) financing activities
     Proceeds from issuance of stock                                                       282                 5,000
                                                                             ------------------    ------------------

Net funds provided from (used for) all activities                                         (595)                  203


Cash balance at year end                                                                   595                    38
                                                                             ------------------    ------------------

Cash balance at June 30                                                      $               0     $             241
                                                                             ==================    ==================

The accompanying notes are an integral part of these financial statements.


                                       SAVE THE WORLD AIR INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF SHAREHOLDERS' EQUITY
                       FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30 1999
                                             (UNAUDITED)

                                                                    Common Stock
                                                 ---------------------------------------------------
                                                   Number of        Issued at par        Paid in          Deficiency
                                                    shares                               capital
                                                 --------------    ----------------    -------------     -------------
Balance at December 31, 1998                        10,030,000     $        10,030     $     14,270      $    (21,307)

Common stock issued after acquisition of
rights to Zero Pollution Fuel Saving Device          5,000,000               5,000


Net gain (Loss) for the six months                                                                           203
                                                 --------------    ----------------    -------------     -------------

Balance at June 30, 1999                            15,030,000     $        15,030     $     14,270      $    (21,077)
                                                 ==============    ================    =============     =============


                                                                    Common Stock
                                                 ---------------------------------------------------
                                                   Number of        Issued at par        Paid in          Deficiency
                                                    shares                               capital
                                                 --------------    ----------------    -------------     -------------
Balance at December 31, 1999                        15,297,125     $        15,297     $     14,270      $    (23,972)

Common stock issued for services rendered              282,097                 282

Net (loss) for the six months                                                                                (188,823)
                                                 --------------    ----------------    -------------     -------------

Balance at June 30, 2000                            15,579,222     $        15,579     $     14,270      $   (212,795)
                                                 ==============    ================    =============     =============

The accompanying notes are an integral part of these financial statements.

                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                AND JUNE 30, 1999
                                   (UNAUDITED)


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

4. LEASES

The Company has no leases of any property. The Company presently uses the offices of its attorney at 1285 Avenue of the Americas, 35th Floor, New York, N.Y. 10019-6029 and one the offices of one of its shareholders in Australia at no cost.

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