Form 10KSB
period 2000-12-31
SAVE THE WORLD AIR INC
filed 2001-04-17
CIK 1103795

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB



(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended December 31, 2000

(  )     Transition report pursuant of Section 13 or 15(d) of the Securities
         Exchange Act of 1939 for the transition period _____ to______


                         COMMISSION FILE NUMBER 0-29185



                             SAVE THE WORLD AIR INC.
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Nevada                                       52-2088326
-------------------------------              -----------------------------------
(State or other jurisdiction of              (IRS Employer  Identification No.)
incorporation or organization)


1285 Avenue of the Americas, 35th Floor, New York, NY 10019-6028  (212) 554-4197
--------------------------------------------------------------------------------
        (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

Mandalay Capital Corp.
--------------------------------------------------------------
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes     [ X ]  No  [   ]

The number of shares of the registrant's common stock as of December 31, 2000:
15,645,935 shares.

Documents Incorporated by Reference
         None

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                             SAVE THE WORLD AIR INC.

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2000
                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE
                                                                            ----

Item 1.  DESCRIPTION OF BUSINESS                                              3

Item 2.  DESCRIPTION OF PROPERTIES                                            4

Item 3.  LEGAL PROCEEDINGS                                                    4

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  4

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS        5

Item 6.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                           5

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          6

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                       15

                                    PART III

Item 9.  MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   15

Item 10.  EXECUTIVE COMPENSATION                                             15

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     15

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     16

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   17

SIGNATURES                                                                   18

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Save the World Air, Inc. (the "Company") was incorporated on February 18, 1998 under the name "Mandalay Capital Corp.". The Company changed its name to "Save the World Air, Inc." on February 11, 1999 following the signing of the agreement by and between the Company and Jeffrey Muller, the Company's officer and director, with respect to the Company's purchase of "Zero Pollution Emission Device" (the "Agreement"). Under the terms of the agreement, the Company issued 5,000,000 shares of its common stock to Mr. Muller and agreed to pay him a total of $500,000 and $10 royalty for every unit of the device sold.

The Company's primary business involves a Zero Pollution-Fuel Saving Device for motor vehicles or petrol driven engines.

In December, 1998 the Company acquired the worldwide exclusive manufacturing, marketing and distribution rights for the Zero Pollution Fuel Saving Device (the "Zero Pollution Device") by entering into the Agreement. The Zero Pollution Device is an attachment that when fitted to an internal combustion engine reduces the toxicity of exhaust gas emissions. The Zero Pollution Device is a product which is fitted to an internal combustion engine and results in a reduction of carbon monoxide, hydrocarbons and toxic exhaust emissions. The Zero Pollution Device works on the inlet manifold before the harmful gases are created and an improvement in fuel economy for the engine may also be achieved.

The Company's main focus has been on the implementation of a business plan with the Zero Pollution Device as its flagship product.

While the Company is confident that the claims made with respect to the performance of the Zero Pollution Device are valid, there can be no assurances that this product will be successful in the marketplace.

The Company's executive offices are located in both the United States and Australia. The Australian address is 19-21 Garden Grove, Carrara, Queensland, Australia 4211 and its telephone number is 011-61-7-55945556. Additionally, the Company's principal office in the United States is located at 1285 Avenue of the Americas, 35th Floor, New York, NY 10019-6028, telephone number 212-554 4197.

The Company's goal is to sell licenses to manufacture and market its environmentally safe product throughout the world. As such, importation and exportation regulations may impact its activities, to some degree. A breach of such laws or regulations may result in the imposition of penalties, fines, suspension or revocation of licenses. The Company is not currently involved in any judicial or administrative proceedings and believes that it is in compliance with all applicable regulations.

Although it is impossible to predict, with certainty, the effect that additional importation and exportation requirements may have on future earnings and operations, the Company is presently unaware of any future regulations that may have a material effect on the Company's financial position, but cannot rule out the possibility.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company did not enter into any lease agreements with respect to the offices used by the Company in Australia and the United States (New York). The Company entered into oral arrangements with the occupants of such respective offices pursuant to which agreements, the Company may use and share such offices at no cost to the Company. The office in Australia is made available to the Company by one of its shareholders.


ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject, as defined in Item 103 of Regulation S-B.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

Save The World Air Inc., common stock trades on so called "pink sheets" under the symbol "ZERO". The Company's common stock previously traded on the NASD Over The Counter Bulletin Board (OTCBB)until July 20, 2000, when its trading was suspended by the Securities and Exchange Commission pending its inquiry of the accuracy of the Company's public announcement at that time. The Company fully cooperated with the Commission and it believes that it provided all the necessary information to the Commission to satisfy its inquiry. The Company has not received notice of any proposed adverse action and is seeking to resolve any issues that may arise without prolonged additional investigations. The Company is currently in a process of reapplying to be quoted on the Bulletin Board.

There were 835 shareholders of record as of December 31,2000. The price of the Company's common stock as of December 31, 2000 was $0.25 (ask) and $0.23 (bid).

The Company's monthly high and low closing bid and close information for the fiscal year ended December 31, 2000, is listed below as provided by Commodity Systems, Inc. historical quotes . Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

       Date          Open        High        Low         Close
       ----          ----        ----        ---         -----
       Dec-00        0.25       0.625       0.0625       0.125
       Nov-00       0.875        1.25       0.1875       0.625
       Oct-00         1.5           2        0.625        0.75
       Sep-00       2.625       2.625        1.125         1.5
       Aug-00        0.25         3.5         0.25        2.25
       Jul-00      6.0312          14       4.2812       4.875
       Jun-00           3      6.5625            3           6
       May-00      3.9375       4.625       2.8125      2.8906
       Apr-00      4.3125      4.3125         2.25       3.875
       Mar-00        4.25       4.375        1.375      3.6875

The Company has not paid any cash dividends since its inception and does not contemplate paying any in the fore-seeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.


ITEM 6. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the period from the Company's inception in February of 1998 to December 31,2000, the Company had revenue of $125,000 from sale of licenses and $9,980 from consulting. The Company has incurred substantial expenses in business development and marketing of its product.

Over the next year, the Company intends to continue to focus on the business development and marketing of its Zero Pollution Fuel Saving Device. In addition, the Company will endeavor to seek opportunities to acquire and develop other ecologically sound technologies that meet its requirements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in
Item 7 are listed in this index, and follow this page:

Report of Independent Certified Public Accountant
Financial Statements

         Balance Sheet
         Statement of Operations
         Statement of Cash Flows
         Statement of Shareholders' Equity
         Notes to Financial Statements

                                                        HBG Logo
                                                        HOIBERG BUSINESS GROUP
                                                        ACCOUNTANTS & ADVISERS
                                                         Tel. +61 07 5443 7600
                                                         Fax. +61 07 5443 2435
                                                        Email.admin@HBG.com.au
                                                             Web. www.HBG.com.au


                           INDEPENDENT AUDITORS REPORT

The Board of Directors
Save the World Air, Inc.
Suite 3660 120 Broadway
New York, NEW YORK 10271


We have audited the accompanying balance sheets of Save The World Air, Inc. as at December 31, 2000 and 1999 and the related statements of operations, cash flows and stockholder's equity for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Save The World Air, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Basis of Presentation the Company is in the development stage. The Company's ability to achieve the foregoing financing, which may be necessary to permit their realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kevin Hoiberg
 .................
AUDITOR

April  , 2001

                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                  AS OF DECEMBER 31, 2000 AND DECEMBER 31, 1999

                                                     December 31,   December 31,
                                                         2000           1999
                                                      ----------     ----------
ASSETS

     Current assets
Cash                                                  $       -      $     595
                                                      ----------     ----------

     Total current assets                                     -            595

     Intangible assets
Marketing and manufacturing rights to Zero
Pollution Fuel Saving Device                            505,000        505,000
                                                      ----------     ----------

     Total assets                                     $ 505,000      $ 505,595
                                                      ==========     ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities
Accounts payable                                      $   4,354       $      -
Payable to shareholder                                  857,555        500,000
                                                      ----------     ----------

     Total current liabilities                          861,909        500,000


     Stockholders' equity

Common stock (par value $0.001) 200,000,000 shares
authorized; December 31, 2000- 15,645,935 and
December 31, 1999-15,297,125 shares issued and
outstanding
Par value                                                15,645         15,297
Paid in capital                                          14,270         14,270


Deficit accumulated during development stage           (386,824)       (23,972)
                                                      ----------     ----------

     Total shareholders' equity                        (356,909)         5,595
                                                      ----------     ----------

Total liabilities and shareholders' equity            $ 505,000      $ 505,595
                                                      ==========     ==========

    The accompanying notes are an integral part of these financial statements


                                      SAVE THE WORLD AIR INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF OPERATIONS
                          FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                 AND FOR THE PERIOD FROM INCEPTION
                                  FEBRUARY 18 TO DECEMBER 31, 2000

                                                    Year ended         Year ended       Total (deficit)
                                                   December 31,        December 31,     accumulated in
                                                      2000                 1999        development stage
                                                   -------------      -------------    -----------------
INCOME
Sale of licenses for distributorships              $          -       $    125,000       $    125,000
Consultancy fees                                          9,980                  -              9,980
                                                   -------------      -------------      -------------
  Total income                                            9,980            125,000            134,980
                                                   -------------      -------------      -------------

GENERAL AND ADMINISTRATIVE EXPENSES
    Accommodation                                        69,818                  -             69,818
    Accounting and auditing                              18,375                  -             19,775
    Bank charges                                          4,232                144              4,449
    Car hire                                              7,119                  -              7,119
    Computer service                                     10,568                  -             10,568
    Consulting                                          126,539              3,867            131,406
    Filing fees                                           1,581                  -              4,690
    Internet service                                      3,125                  -              3,125
    Legal fees                                               68                  -                708
    Mineral fees                                              -              1,955              3,151
    Miscellaneous                                         2,152                  -              2,279
    Printing and postage                                    458              1,053              2,896
    Professional fees                                     2,265             62,500             64,765
    Radio and PR fees                                    23,594                  -             23,594
    Rent                                                  1,868                  -              1,868
    Secretarial fees                                        866             11,164             23,471
    Telephone                                            12,589                  -             12,636
    Transfer agent fees                                  18,157                  -             18,357
    Travel costs                                         69,458             46,982            117,129
                                                   -------------      -------------      -------------
       Total expenses                                   372,832            127,665            521,804

Loss from operations before income taxes               (362,852)            (2,665)          (386,824)
Income taxes                                                  -                  -                  -
                                                   -------------      -------------      -------------
Net (loss)                                         $   (362,852)      $     (2,665)      $   (386,824)
                                                   =============      =============      =============

Net (loss) per  share                              $     (0.023)      $     (0.000)
                                                   =============      =============
Weighted average number of shares outstanding
                                                     15,471,530         12,663,562
                                                   =============      =============

    The accompanying notes are an integral part of these financial statements

                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                    For the year   For the year
                                                       ended          ended
                                                    December 31,    December 31,
                                                       2000           1999
                                                    -----------     -----------

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) during development stage                  $(362,852)      $  (2,665)
Adjustment to reconcile net income to net cash
     Common shares issued for services                     348             267
(Increase) decrease in operating assets
     Prepaid expenses                                        -           1,000
Increase (Decrease) in operation liabilities
     Accounts payable                                    4,354               -
                                                     ----------      ----------
Net cash from operating activities                    (358,150)         (1,398)

CASH FLOW FROM INVESTING ACTIVITIES
     Rights to Zero Pollution Fuel Saving Device             -        (500,000)
     Mineral property                                        -           1,955
                                                     ----------      ----------
Net cash from investing activities                           -        (498,045)

CASH FLOW FROM FINANCING ACTIVITIES
     Loans from shareholders                           357,555         500,000
                                                     ----------      ----------

Net cash from all activities                              (595)            557

Cash balance at beginning of year                          595              38
                                                     ----------      ----------

Cash balance at end of year                          $       -       $     595
                                                     ==========      ==========

    The accompanying notes are an integral part of these financial statements


                                              SAVE THE WORLD AIR INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                                    Common Stock
                                         -----------------------------------------------------    Deficit accumulated
                                                                Issued at          Paid in         during development
                                         Number of shares          par             capital               stage
                                         -----------------    -------------     --------------    -------------------
Balance at December 31, 1998                   10,030,000     $     10,030      $      14,270     $          (21,307)

Common stock issued for acquisition of
rights to Zero Pollution Fuel Saving
Device                                          5,000,000            5,000

Common stock issued for services
rendered at par value $0.001                      267,125              267

Net  (loss) during development stage                                                                          (2,665)
                                         -----------------    -------------     --------------    -------------------
Balance at December 31, 1999                   15,297,125           15,297             14,270                (23,972)

Issuance of Common Stock for services
rendered at par value $0.001                      348,810              348

Net (loss) during development stage                                                                         (362,852)
                                         -----------------    -------------     --------------    -------------------
                                               15,645,935     $     15,645      $      14,270     $         (386,824)
                                         =================    =============     ==============    ===================

                   The accompanying notes are an integral part of these financial statements

                                                      11

                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999


1.DESCRIPTION OF THE BUSINESS

Save The World Inc. (the "Company")was incorporated in Nevada February 18, 1998 under the name "Mandalay Capital Corporation Inc." and changed to its current name in February 1999. On December 29, 1998 the company acquired the worldwide exclusive manufacturing, marketing and distribution rights for the Zero Pollution-Fuel Saving Device for motor vehicles or petrol driven engines.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         (d) LOSS PER SHARE
         Primary loss per share amount is computed based on the weighted average number of shares actually outstanding during the period reported on.

         (e) INCOME TAXES
         The Company has an operating loss carry-forward incurred from inception to December 31 in the amount of $386,824. No tax benefit from the operating loss carried forward has been recorded because the future tax benefit is uncertain.

         The net operating loss carryover will expire beginning in the year 2015 through 2017.

         (f) FOREIGN CURRENCY TRANSLATION
         The transactions of the Company completed in foreign currencies have been translated to US dollars. Assets and liabilities are translated at the year-end exchange rates and the income and expenses at the average rates of exchange prevailing during the period reported on. Any gains or loss resulting from the translations would be shown in the Statement of Operations.

         (g) START UP EXPENSES
         The Company has expensed all start up expenses in accordance with AICPA Statements of Position 98-5.


3. RELATED PARTY TRANSACTIONS

All of the marketing and manufacturing rights for the Zero Pollution Fuel Saving Device were acquired from Mr. Jeffrey Muller for 5,000,000 shares, $500,000 and a $10 royalty for each unit sold, per an agreement signed December 31, 1998 and executed in 1999.

The majority stockholder is active in running the business of the Company. No compensation is paid and the Company has reflected no expense in the Statement of Operations.

However, on March 20, 2000 the Company entered into an agreement offering Mr. Jeff Muller and Mrs. Lyn Muller the rights to purchase five million shares each at $0.001 per share (par value) as consideration for work done for the Company. No purchases have been made.

Loans from $357,555 and payment for marketing and manufacturing rights (as explained in paragraph one of this note) are due to the majority shareholder. Such amounts are interest free and do not have any due dates of payment.


4. LEASES

The Company has no leases of any property. The Company presently uses the offices of its attorney at 1285 Avenue of the Americas, 35th Floor, New York, N.Y. 10019-6029 and the offices of one of its shareholders in Australia at no cost.


5. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000 they issued SAFS No. 138 expanding the scope of SFAS No. 133 and to become effective after June 15, 2000. The Company has no derivative instruments and is not engaged in hedging activities. The Company will adopt the statements as required.

In December 1999 the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101--Revenue Recognition. The bulletin expresses the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The implementation date is December 15, 1999. The adoption of this pronouncement did not have any effect on the Company's statements.

ITEM 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.


ITEM 9. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names and ages of and the positions and offices held by each of the Directors and Executive Officers of the Company.

                                                   Positions and Offices
       Name                               Age      Held With The Company
       ----                               ---      ---------------------

       Jeffrey A. Muller                  48       Director; President

Jeffrey A. Muller, the Company's founder, has been a President and Director of the Company since February, 1999. In addition to Mr. Muller's involvement with the Company, Mr. Muller also serves as Chairman of several companies in the Muller Group in Australia. Mr. Muller has been the co-owner and managing director of several private real estate investment companies, since 1984.

The Company has no employees (only expert consultants).


ITEM 10. EXECUTIVE COMPENSATION


Jeffrey A. Muller, the President and Director of the Company does not receive any compensation for his services and none has been reflected in the Statement of Operations. Mr. Muller and his wife have been granted certain options to purchase the Company's common stock - See Item 7 Certain Relationships and Related Transactions.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables contain information, as of December 31, 2000, of all holders who, to the knowledge of the Company, were the beneficial owners of five percent (5%) or more of the outstanding shares of the Common Stock of the Company and of all Directors and Officers.

------------------------------ ----------------- ----------- ---------
BENEFICIAL OWNER               NUMBER OF SHARES  PERCENT     NOTES
------------------------------ ----------------- ----------- ---------
JEFFREY A. MULLER              4,157,256         26.7%       (1)
PRESIDENT AND DIRECTOR
------------------------------ ----------------- ----------- ---------
TOTAL OWNERSHIP OF 5%
SHAREHOLDERS, OFFICERS AND
DIRECTORS (2)                  4,157,256         26.7%       (1)
------------------------------ ----------------- ----------- ---------

Notes:

(1) Mr. Muller's address is 19-21 Garden Grove, Carrara, Queensland, Australia 4211. Mr. Muller is a director and officer of the Company. The number of shares disclosed in the Beneficial Ownership Table does not include the option to purchase 5,000,000 shares of common stock at $0.10 exercise price per share which was granted to Mr. Muller, nor the option to purchase 5,000,0000 shares of common stock at $0.10 exercise price per share which was granted to Lynn Muller, Mr. Muller's wife and subsequently transferred to Mr. Muller, who now holds an option to purchase a total of 10 million shares of common stock. Also, does not include 79,472 shares of common stock of Lynn Muller, Jeff Muller's wife, as to which he disclaims his beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All of the marketing and manufacturing rights for the Zero Pollution Fuel Saving Device were acquired from Jeffrey Muller, the Company's officer and sole director for 5,000,000 shares, $500,000 and a $10 royalty for each unit sold, pursuant to the agreement entered into in December, 1998, by and between the Company and Mr. Muller. Loans in the amount of $357,555 and payment for marketing and manufacturing rights are due to Jeffrey Muller, the majority shareholder officer and director of the Company. Such amounts are interest free and do not have any due dates of payment.

In January, 2000 the Company entered into an agreement offering Jeffrey Muller and Lynne Muller, Mr. Muller's wife, the rights to purchase five million shares each at $0.10 per share (current market price as of the date of grant) as consideration for work done for the Company. Ms. Muller subsequently transferred her option to Mr. Muller. See "Beneficial Ownership Table".

The forgoing transaction between the Company and the members of management was, and any future transactions will be, on terms no less favorable to the Company than which could be obtained from unaffiliated third parties. In addition, any future transactions entered into between the Company and members of management or principal shareholders regarding such transactions are to be approved by the Board of Directors.

                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON 8-K

A. Financial Statements

         Balance sheet of the Company as of December 31, 2000, and related statements of operations, stockholders' equity, and cash flows for the fiscal years ended December 31, 1999 and 2000.

B. Reports on Form 8-K

         None.

C. Other exhibits


3.1      Articles of Incorporation*

3.2      Certificate of Amendment of Articles of Incorporation*

3.3      Bylaws of the Registrant*

10.1     Agreement for the acquisition of the Zero Pollution Emission
         Device*

23.      Consent of Kevin Hoiberg, CPA
------------
Previously filed with the Securities and Exchange Commission on Form 10-SB, as amended.


DOCUMENTS INCORPORATED BY REFERENCE

The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington D. C. 20549; at its New York Regional Office, Suite 1300, 7 World Trade Center, New York, New York, 10048; and its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov.com. The Company intends to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as the company may determine to be appropriate or as may be required by law.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SAVE THE WORLD AIR, INC.
                                  (REGISTRANT)

Signature                        Title                             Date


/s/ Jeffrey A. Muller            Chairman and President                 , 2000
---------------------------
(Jeffrey A. Muller)