Form 10QSB
period 2001-03-31
SAVE THE WORLD AIR INC
filed 2001-07-11
CIK 1103795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2001

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                         COMMISSION FILE NUMBER 0-29185
                                                -------



                             SAVE THE WORLD AIR INC.
             (Exact name of registrant as specified in its charter)



          Nevada                                         52-2088326
----------------------------------            ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

1285 Avenue of the Americas, 35th Floor New York, NY 10019-6028   (212) 554 4197
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


The number of shares of the registrant's common stock as of March 31, 2001:
15,825,434 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

                             TABLE OF CONTENTS                              PAGE
                             -----------------                              ----


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                        3
(b)      Statement of Operations                                              4
(c)      Statement of Cash Flows                                              5
(d)      Statement of Stockholders' Equity                                    6
(e)      Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     9


PART II. OTHER INFORMATION                                                   10

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                   11

                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                                        March 31,  December 31,
                                                          2001         2000
                                                       ----------   ----------
ASSETS

CURRENT ASSETS
   Cash at Bank                                        $       -    $       -
                                                       ----------   ----------

                                                               -            -

FIXED ASSETS
   Marketing and Manufacturing Rights
     Zero Pollution Fuel Device                          505,000      505,000
                                                       ----------   ----------

TOTAL ASSETS                                           $ 505,000    $ 505,000
                                                       ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                    $   6,237    $   4,354
   Shareholder payable                                   891,046      857,555
                                                       ----------   ----------
     TOTAL LIABILITIES                                   897,283      861,909

STOCKHOLDERS' EQUITY
   Common stock 200,000,000 shares authorized
     at $.001 par value 15,825,434 issued
     and outstanding                                      15,825       15,645
   Capital in excess of par                               58,965       14,270
   Accumulated Deficit                                  (467,073)    (386,824)
                                                       ----------   ----------
     TOTAL STOCKHOLDERS' EQUITY                         (392,283)    (356,909)
                                                       ----------   ----------

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY               $ 505,000    $ 505,000
                                                       ==========   ==========



The accompanying notes are an integral part of these financial accounts.


                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
              AND FOR THE PERIOD FROM INCEPTION TO MARCH 31, 2001
                                   (UNAUDITED)

                                                For the Three Months Ended
                                          ------------------------------------
                                              March 31,           March 31,        Inception to
                                                2001                2000          March 31, 2001
                                          ----------------    ----------------   ----------------
INCOME
Sale of Licenses for Distributorships     $             -     $             -    $       125,000
Consultancy Fees                                        -               9,980              9,980
                                          ----------------    ----------------   ----------------
                                                        -               9,980            134,980
                                          ================    ================   ================

GENERAL AND ADMINISTRATIVE EXPENSES
  Accommodation                                     5,168                   -             74,986
  Accounting and Auditing                           1,040                   -             20,815
  Bank Charges                                          -                   -              4,449
  Car Hire                                          1,728                   -              8,847
  Computer Services                                     -                   -             10,568
  Consulting Fees                                       -                   -            131,406
  Filing Fees                                           -                 965              4,690
  Internet Services                                   360                   -              3,485
  Legal Fees                                            -                   -                708
  Mineral Claims Written Off                            -                   -              3,151
  Miscellaneous                                     2,500                   -              4,779
  Office Expense                                      172                   -                172
  Printing and Postage                                  -                   -              2,896
  Professional Fees                                     -                 420             64,765
  Radio and PR Fees                                 7,375               6,000             30,969
  Rent                                              1,540                   -              3,408
  Secretarial Fees                                      -                 866             23,471
  Telephone Fees                                      473                   -             13,109
  Transfer Agents Fees                              1,883                 785             20,240
  Travel Costs                                     20,510                 786            137,639

Compensatory Element of Stock Issuances
  Legal Fees                                       37,500                   -             37,500
  Public Relations                                  7,375                   -              7,375
                                          ----------------    ----------------   ----------------

TOTAL COSTS                                        80,249               9,822            602,053
                                          ----------------    ----------------   ----------------

Profit (Loss) for Period                  $       (80,249)    $           158    $      (467,073)
                                          ================    ================   ================

Shares outstanding                             15,825,434          15,417,125
                                          ================    ================

Gain (Loss) per Common Share              $        (0.005)    $          0.00
                                          ================    ================


The accompanying notes are an integral part of these financial statements.


                                       SAVE THE WORLD AIR INC.
                                     (DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF CHANGES IN CASH FLOW
                                           MARCH 31, 2001

                                                                 Three months ended March 31,
                                                                    2001              2000
                                                                -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net gain (loss) during development stage                      $    (80,249)    $        158
  Adjustment to reconcile net income (loss) to net cash
    Common shares value issued for services                           44,695                -
  Increase (decrease) in operating liabilities
    Accounts payable                                                   6,237                -
                                                                -------------    -------------
Net cash flow from operating activities                              (29,317)             158

CASH FLOW FROM FINANCING ACTIVITIES
    Loans from shareholder                                            29,137                -
    Proceeds from issuance of stock                                      180              120
                                                                -------------    -------------

Net cash from all activities                                               -              278

Cash balance at year end                                                   -              595
                                                                -------------    -------------

Cash balance at March 31                                        $          -     $        873
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

                                                                    Common Stock
                                                 ---------------------------------------------------   Deficit accumulated
                                                   Number of        Issued at par        Paid in       during development
                                                    shares                               capital             stage
                                                 --------------    ----------------    -------------     -------------
Balance at December 31, 1998                        10,030,000     $        10,030     $     14,270      $    (21,307)

Common stock issued for acquisition of
  rights to Zero Pollution Fuel Saving Device        5,000,000               5,000

Common Stock issued for services
  rendered at par value $0.001                         237,125                 267

Net (Loss) during development stage                                                                            (2,665)
                                                 --------------    ----------------    -------------     -------------

Balance at December 31, 1999                        15,297,125     $        15,297     $     14,270      $    (23,972)

Issuance of Common Stock for services
  rendered at par value $0.001                         348,810                 348

Net (loss) during development stage                                                                          (362,852)
                                                 --------------    ----------------    -------------     -------------

Balance at December 31, 2000                        15,645,935     $        15,645     $     14,270      $   (386,824)

Issuance of Common Stock for services
  rendered at par value $0.001                         179,499                 179           44,695

Net (loss) for the period                                                                                     (79,339)
                                                 --------------    ----------------    -------------     -------------

Balance at March 31, 2001                           15,825,434     $        15,824     $     58,965      $   (466,163)
                                                 ==============    ================    =============     =============




                       The accompanying notes are an integral part of these financial statements.

                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                               AND MARCH 31, 2000
                                   (UNAUDITED)

1. DESCRIPTION OF THE BUSINESS

The Company was incorporated on February 18, 1998 under the name "Mandalay Capital Corp.". The Company changed its name to "Save the World Air, Inc." on February 11, 1999 following the signing of the agreement by and between the Company and Jeffrey Muller with respect to the Company's purchase of "Zero Emissions Fuel Saver Device (ZEFS)". Under the terms of the agreement, the Company issued 5,000,000 shares of its common stock to Mr. Muller and agreed to pay $500,000 and $10 royalty for every unit of the device sold.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with generally accepted accounting principles and include the following policies.

     (a) BASIS OF PRESENTATION - GOING CONCERN
         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company has been engaged in the development of its zero emissions fuel saving device (ZEFS). The Company's ability to meet its obligations and successfully develop its project and, ultimately, to attain profitable operations is dependent upon further developing and marketing the device known as ZEFS and obtaining additional financing from either third parties or its present stockholders.

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

     (f) INCOME TAXES
         The Company has a operating loss carry-forward incurred from inception to December 31, 1999 in the amount of $23,972. No tax benefit from the operating loss carried forward has been recorded because the future tax benefit is uncertain.

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

     (i) STOCK ISSUED IN EXCHANGE FOR SERVICES
         Stock issued in exchange for services were valued at $.25 per share.


3. RELATED PARTY TRANSACTIONS

All of the marketing and manufacturing rights for the Zero Pollution Fuel Saving Device were acquired from Jeffrey Muller, the Company's officer and sole director for 5,000,000 shares, $500,000 and a $10 royalty for each unit sold, pursuant to the agreement entered into in December 1998, by and between the Company and Mr. Muller.

Mr. Muller, the majority stockholder, is active in running the business of the Company. No compensation is paid and the Company has reflected no expense in the Statement of Operations.

In January 2000, the Company entered into an agreement offering Jeffrey Muller and Lyn Muller, Mr. Muller's wife, the rights to purchase five million shares each at $0.10 per share (current market price as of the date of grant) as consideration for work done for the Company.

4. LEASES

The Company has no leases with respect to any property. The Company presently rents an office for $250 per month at 1285 Avenue of the Americas, 35th Floor, New York, N.Y. 10019-6029 and also the office of one of its shareholders in Australia at no cost to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THE 1995 ACT SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

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

Obviously the Company does not have sufficient liquidity or the funding surplus to continue without help either its research and development or its day-to-day operations. These costs are being met from the personal resources of the majority shareholder, officer and director. Once the Company reaches a level of profitability, the shareholder's loans will be expected to be repaid by the Company together with any deferred compensation due to the shareholder.

This shareholder has not placed an upper limit on the Company expenditure, but the Company anticipates that its reliance on this shareholder will diminish within the next two fiscal quarters as distribution licenses are sold within mainland America and other countries.

The comparison of this first quarter and the first three months of 2000 with the first quarter and first three months of 1999 indicates that the Company has increased its level of spending on Company operations. Marketing efforts will be stepped up as finances allow.

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


                            SAVE THE WORLD AIR, INC.
                                  (REGISTRANT)


Signature                        Title                         Date
---------                        -----                         ----



/s/ Jeffrey A. Muller            Chairman and President        July 11, 2001
---------------------------
(Jeffrey A. Muller)