Form 10QSB
period 2001-06-30
SAVE THE WORLD AIR INC
filed 2001-08-23
CIK 1103795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2001

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


The number of shares of the registrant's common stock as of June 30, 2001:
16,007,058 shares.

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

                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEETS
                   AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                                        June 30,  December 31,
                                                          2001         2000
                                                       ----------   ----------
ASSETS

CURRENT ASSETS
   Cash at Bank                                        $       -    $       -
                                                       ----------   ----------

                                                               -            -

FIXED ASSETS
   Marketing and Manufacturing Rights
     Zero Pollution Fuel Device                          505,000      505,000
                                                       ----------   ----------

TOTAL ASSETS                                           $ 505,000    $ 505,000
                                                       ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                    $     943    $   4,354
   Shareholder payable                                   989,619      857,555
                                                       ----------   ----------
     TOTAL LIABILITIES                                   990,562      861,909

STOCKHOLDERS' EQUITY
   Common stock 200,000,000 shares authorized
     at $.001 par value 15,825,434 and 16,007,058
     issued and outstanding at December 31, 2000 and
     June 30, 2001 respectively                           16,007       15,645
   Capital in excess of par                              102,120       14,270
   Accumulated Deficit                                  (603,689)    (386,824)
                                                       ----------   ----------
     TOTAL STOCKHOLDERS' EQUITY                         (485,562)    (356,909)
                                                       ----------   ----------

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY               $ 505,000    $ 505,000
                                                       ==========   ==========



The accompanying notes are an integral part of these financial accounts.


                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2001
                                   (UNAUDITED)

                                                For the Six Months Ended
                                          ------------------------------------
                                              June 30,             June 30,        Inception to
                                                2001                2000           June 30, 2001
                                          ----------------    ----------------   ----------------
INCOME
Sale of Licenses for Distributorships     $             -     $             -    $       125,000
Consultancy Fees                                        -               9,980              9,980
                                          ----------------    ----------------   ----------------
                                                        -               9,980            134,980
                                          ================    ================   ================

GENERAL AND ADMINISTRATIVE EXPENSES
  Accommodation and international expenses         16,280              40,811             86,098
  Accounting and Auditing                           2,800               4,875             22,575
  Automotive testing expenses                       6,800                   -              6,800
  Bank Charges                                         30                 873              4,479
  Car Hire                                          6,578               4,865             13,697
  Computer Services                                   180               2,597             10,748
  Consulting Fees                                       -              65,027            131,406
  Filing Fees                                         308               1,581              4,998
  Internet Services                                   360               3,337              3,485
  Legal Fees                                       43,200                   -             43,908
  Mineral Claims Written Off                            -                   -              3,151
  Miscellaneous                                     2,723                   -              5,001
  Office Expense                                      672                   -                672
  Printing and Postage                                550                 221              3,446
  Professional Fees                                 1,200               1,021             65,965
  Radio and PR Fees                                     -              13,594             23,594
  Rent                                              2,540               1,216              4,408
  Secretarial Fees                                  2,400                 866             25,871
  Telephone Fees                                    2,777               4,393             15,413
  Transfer Agents Fees                              9,084              13,018             27,440
  Travel, airline, and other travel
     related costs                                 31,421              40,508            148,551

Compensatory Element of Stock Issuances
  Legal Fees                                       45,229                  -              45,230
  Charitable Contributions                         25,000                  -              25,000
  Public Relations                                  9,833                  -               9,833
  Consulting Fees                                   6,900                  -               6,900
                                          ----------------    ----------------   ----------------

TOTAL COSTS                                       216,865             198,803            738,669
                                          ----------------    ----------------   ----------------

Profit (Loss) for Period                  $      (216,865)    $      (188,823)   $      (603,689)
                                          ================    ================   ================

Shares outstanding                             16,007,058          15,579,222
                                          ================    ================

Gain (Loss) per Common Share              $        (0.14)     $         (0.12)
                                          ================    ================


The accompanying notes are an integral part of these financial statements.

                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND FOR THE PERIOD FROM INCEPTION TO JUNE 30, 2001
                                   (UNAUDITED)

                                                For the Three Months Ended
                                          ------------------------------------
                                              June 30,             June 30,
                                                2001                2000
                                          ----------------    ----------------

INCOME
Sale of Licenses for Distributorships     $             -     $             -
Consultancy Fees                                        -                   -
                                          ----------------    ----------------
                                                        -                   -
                                          ================    ================

GENERAL AND ADMINISTRATIVE EXPENSES
  Accommodation and international expenses         11,111              40,811
  Accounting and Auditing                           1,760               4,875
  Automotive testing expenses                       6,800                   -
  Bank Charges                                         30                 873
  Car Hire                                          4,850               4,865
  Computer Services                                   180               2,597
  Consulting Fees                                       -              65,027
  Filing Fees                                         308                 616
  Internet Services                                     -               3,337
  Legal Fees                                       43,200                   -
  Mineral Claims Written Off                            -                   -
  Miscellaneous                                       223                   -
  Office Expense                                      500                   -
  Printing and Postage                                550                 221
  Professional Fees                                 1,200                 601
  Radio and PR Fees                                     -               7,594
  Rent                                              1,000               1,216
  Secretarial Fees                                  2,400                   -
  Telephone Fees                                    2,304               4,393
  Transfer Agents Fees                              7,200              12,233
  Travel, airline, and other travel
     related costs                                 10,912              39,722

Compensatory Element of Stock Issuances
  Legal Fees                                        7,730                  -
  Charitable Contributions                         25,000                  -
  Public Relations                                  2,458                  -
  Consulting Fees                                   6,900                  -
                                          ----------------    ----------------

TOTAL COSTS                                       136,615             188,981
                                          ----------------    ----------------

Profit (Loss) for Period                  $      (136,615)    $      (188,981)
                                          ================    ================

Shares outstanding                             16,007,058          15,579,222
                                          ================    ================

Gain (Loss) per Common Share              $        (0.14)     $         (0.12)
                                          ================    ================


The accompanying notes are an integral part of these financial statements.


                                       SAVE THE WORLD AIR INC.
                                     (DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                            (UNAUDITED)

                                                                  Six months ended June 30,
                                                                    2001              2000
                                                                -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net gain (loss) during development stage                      $   (216,865)    $   (188,823)
  Adjustment to reconcile net income (loss) to net cash
    Common shares value issued for services                           87,867                -
  Increase (decrease) in operating liabilities
    Accounts payable                                                  (3,431)               -
                                                                -------------    -------------
Net cash flow from operating activities                             (132,429)        (188,823)

CASH FLOW FROM FINANCING ACTIVITIES
    Loans from shareholder                                           132,064          187,946
    Proceeds from issuance of stock                                      365              282
                                                                -------------    -------------
Net cash flow from financing activities                              132,429          188,228
                                                                -------------    -------------

Net cash from all activities                                               -             (595)

Cash balance at year end                                                   -              595
                                                                -------------    -------------

Cash balance at March 31                                        $          -     $          -
                                                                =============    =============

                    The accompanying notes are an integral part of these financial statements.



                                                 SAVE THE WORLD AIR INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF SHAREHOLDERS' EQUITY
                                           FOR THE PERIOD ENDED JUNE 30, 2001
                                                       (UNAUDITED)

                                                                    Common Stock
                                                 ---------------------------------------------------   Deficit accumulated
                                                   Number of        Issued at par        Paid in       during development
                                                    shares                               capital             stage
                                                 --------------    ----------------    -------------     -------------
Balance at December 31, 1998                        10,030,000     $        10,030     $     14,270      $    (21,307)

Common stock issued for acquisition of
  rights to Zero Pollution Fuel Saving Device        5,000,000               5,000

Common Stock issued for services
  rendered at par value $0.001                         237,125                 267

Net (Loss) during development stage                                                                            (2,665)
                                                 --------------    ----------------    -------------     -------------

Balance at December 31, 1999                        15,297,125     $        15,297     $     14,270      $    (23,972)

Issuance of Common Stock for services
  rendered at par value $0.001                         348,810                 348

Net (loss) during development stage                                                                          (362,852)
                                                 --------------    ----------------    -------------     -------------

Balance at December 31, 2000                        15,645,935     $        15,645     $     14,270      $   (386,824)

Issuance of Common Stock for services
  rendered at par value $0.001                         361,123                 362           87,850

Net (loss) for the period                                                                                    (216,865)
                                                 --------------    ----------------    -------------     -------------

Balance at June 30, 2001                            16,007,058     $        16,007     $    102,120      $   (603,689)
                                                 ==============    ================    =============     =============




                       The accompanying notes are an integral part of these financial statements.

                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

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

     (a) BASIS OF PRESENTATION - GOING CONCERN
         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The company has been engaged in the development of its zero emissions fuel saving device (ZEFS). The Company's ability to meet its obligations and successfully develop its project and, ultimately, to attain profitable operations is dependent upon further developing and marketing the device known as ZEFS and obtaining additional financing from either third parties or its present stockholders. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financials statements and accompanying notes. Actual results could differ from those estimates.

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

     (e) INCOME TAXES
         The Company has a operating loss carry-forward incurred from inception to December 31, 1999 in the amount of $23,972. No tax benefit from the operating loss carried forward has been recorded because the future tax benefit is uncertain.

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

Obviously the Company does not have sufficient liquidity or the funding surplus to continue without help either its research and development or its day-to-day operations. These costs are being met from the personal resources of the majority shareholder, officer and director. Once the Company reaches a level of profitability, the shareholder's loans will be expected to be repaid by the Company.

This shareholder has not placed an upper limit on the Company expenditure, but the Company anticipates that its reliance on this shareholder will diminish within the next two fiscal quarters as distribution licenses are sold within mainland America and other countries.

The comparison of the six month quarter ended June 30, 2000 and the six months ended June 30, 2001 indicates that the Company has maintained its level of spending on Company operations. Marketing efforts will be stepped up as finances allow.

The Company will continue in its efforts to raise capital. There can be no assurance that the Company will be able to obtain capital.

QUARTERLY REVIEWS

The Company's 10-QSB filing for the period ended June 30, 2001 was not reviewed by its independent certified public accountants in accordance with Statement of Auditing Standards No. 71, "Interim Financial Information", as required by the Securities and Exchange Commission. Management intends to file an amended 10-QSB in the near term that has been reviewed by its current independent certified public accountants.

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


                            SAVE THE WORLD AIR, INC.
                                  (REGISTRANT)


Signature                        Title                         Date
---------                        -----                         ----



/s/ Jeffrey A. Muller            Chairman and President        August 22, 2001
---------------------------
(Jeffrey A. Muller)