Form 10QSB
period 2001-09-30
SAVE THE WORLD AIR INC
filed 2001-11-14
CIK 1103795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2001

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

         29229 Canwood Street, Suite 206, Agoura Hills, California 91301
                                 (818) 865-3500
-------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)


          1285 Avenue of the Americas, 35th Floor, New York, NY 10019
--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]    No  [ ]


The number of shares of the registrant's common stock as of September 30, 2001:
16,159,736 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

                             TABLE OF CONTENTS                              PAGE
                             -----------------                              ----


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                        3
(b)      Statement of Operations                                              4
(c)      Statement of Cash Flows                                              6
(d)      Statement of Stockholders' Equity                                    7
(e)      Notes to Financial Statements                                        8

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    10


PART II. OTHER INFORMATION                                                   11

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                   12


                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                                      September 30,   December 31,
                                                          2001            2000
                                                       ------------   ------------
ASSETS

CURRENT ASSETS
   Cash at Bank                                        $         -    $         -
                                                       ------------   ------------

                                                                 -              -

FIXED ASSETS
   Marketing and Manufacturing Rights
     Zero Pollution Fuel Device                            505,000        505,000
                                                       ------------   ------------

TOTAL ASSETS                                           $   505,000    $   505,000
                                                       ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                    $       941    $     4,354
   Shareholder payable                                   1,016,930        857,555
                                                       ------------   ------------
     TOTAL LIABILITIES                                   1,017,871        861,909

STOCKHOLDERS' EQUITY
   Common stock 200,000,000 shares authorized
     at $.001 par value 15,825,434 and 16,159,736
     issued and outstanding at December 31, 2000
     and September 30, 2001 respectively                    16,160         15,645
   Capital in excess of par                                197,244         14,270
   Accumulated Deficit                                    (726,275)      (386,824)
                                                       ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY                           (512,871)      (356,909)
                                                       ------------   ------------

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY               $   505,000    $   505,000
                                                       ============   ============



The accompanying notes are an integral part of these financial accounts.


                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
             AND FOR THE PERIOD FROM INCEPTION TO SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                For the Nine Months Ended
                                          ------------------------------------
                                           September 30,        September 30,     Inception to
                                                2001                2000        September 30, 2001
                                          ----------------    ----------------   ----------------
INCOME
Sale of Licenses for Distributorships     $             -     $             -    $       125,000
Consultancy Fees                                        -               9,980              9,980
                                          ----------------    ----------------   ----------------
                                                        -               9,980            134,980
                                          ================    ================   ================

GENERAL AND ADMINISTRATIVE EXPENSES
  Accommodation and international expenses         22,074              49,818             91,892
  Accounting and Auditing                           4,300               8,375             24,075
  Automotive testing expenses                       6,800                   -              6,800
  Bank Charges                                         30               3,895              4,479
  Car Hire                                          7,825               7,119             14,944
  Computer Services                                   727               9,408             11,295
  Consulting Fees                                   3,900              88,277            135,306
  Filing Fees                                         308               1,581              4,998
  Internet Services                                   863               6,243              3,988
  Legal Fees                                       43,200                  68             43,908
  Mineral Claims Written Off                            -                   -              3,151
  Miscellaneous                                     4,681               1,077              6,960
  Office Expense                                      974                   -                974
  Printing and Postage                                967                 365              3,863
  Professional Fees                                 1,200               1,021             65,965
  Radio and PR Fees                                     -              13,594             23,594
  Rent                                              3,040               1,216              4,908
  Secretarial Fees                                  2,400                 866             25,871
  Telephone Fees                                    7,646               7,629             20,282
  Transfer Agents Fees                              9,084              13,018             27,441
  Travel, airline, and other travel
     related costs                                 37,193              58,099            154,322

Compensatory Element of Stock Issuances
  Legal Fees                                       45,230                  -              45,230
  Charitable Contributions                         25,000                  -              25,000
  Public Relations                                  9,833                  -               9,833
  Filing Fees                                       2,276                  -               2,276
  Consulting Fees                                  99,900                  -              99,900
                                          ----------------    ----------------   ----------------

TOTAL COSTS                                       339,451             271,669            861,255
                                          ----------------    ----------------   ----------------

Profit (Loss) for Period                  $      (339,451)    $      (261,689)   $      (726,275)
                                          ================    ================   ================

Shares outstanding                             16,159,736          15,579,222
                                          ================    ================

Gain (Loss) per Common Share              $        (0.02)     $         (0.02)
                                          ================    ================


The accompanying notes are an integral part of these financial statements.

                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                               For the Three Months Ended
                                          ------------------------------------
                                           September 30,        September 30,
                                                2001                2000
                                          ----------------    ----------------

INCOME
Sale of Licenses for Distributorships     $             -     $             -
Consultancy Fees                                        -               9,980
                                          ----------------    ----------------
                                                        -               9,980
                                          ================    ================

GENERAL AND ADMINISTRATIVE EXPENSES
  Accommodation and international expenses          5,794               9,007
  Accounting and Auditing                           1,500               3,500
  Automotive testing expenses                           -                   -
  Bank Charges                                          -               3,022
  Car Hire                                          1,247               2,254
  Computer Services                                   547               6,811
  Consulting Fees                                   3,900              23,250
  Filing Fees                                           -                   -
  Internet Services                                   503               2,906
  Legal Fees                                            -                  68
  Mineral Claims Written Off                            -                   -
  Miscellaneous                                     1,959               1,077
  Office Expense                                      303                   -
  Printing and Postage                                417                 144
  Professional Fees                                     -                   -
  Radio and PR Fees                                     -                   -
  Rent                                                500                   -
  Secretarial Fees                                      -                   -
  Telephone Fees                                    4,869               3,236
  Transfer Agents Fees                                  -                   -
  Travel, airline, and other travel
     related costs                                  5,771              17,591

Compensatory Element of Stock Issuances
  Legal Fees                                            -                  -
  Charitable Contributions                              -                  -
  Public Relations                                      -                  -
  Filing Fees                                       2,276                  -
  Consulting Fees                                  93,000                  -
                                          ----------------    ----------------

TOTAL COSTS                                       122,586              72,866
                                          ----------------    ----------------

Profit (Loss) for Period                  $      (122,586)    $       (72,866)
                                          ================    ================



The accompanying notes are an integral part of these financial statements.


                                       SAVE THE WORLD AIR INC.
                                     (DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                            (UNAUDITED)

                                                                Nine months ended September 30,
                                                                    2001              2000
                                                                -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net gain (loss) during development stage                      $   (339,451)    $   (261,689)
  Adjustment to reconcile net income (loss) to net cash
    Common shares value issued for services                          182,992                -
  Increase (decrease) in operating liabilities
    Accounts payable                                                  (3,431)               -
                                                                -------------    -------------
Net cash flow from operating activities                             (159,890)        (261,689)

CASH FLOW FROM FINANCING ACTIVITIES
    Loans from shareholder                                           159,375          260,812
    Proceeds from issuance of stock                                      515              282
                                                                -------------    -------------
Net cash flow from financing activities                              159,890          261,094
                                                                -------------    -------------

Net cash from all activities                                               -             (595)

Cash balance at year end                                                   -              595
                                                                -------------    -------------

Cash balance at September 30                                    $          -     $          -
                                                                =============    =============

                    The accompanying notes are an integral part of these financial statements.



                                                 SAVE THE WORLD AIR INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF SHAREHOLDERS' EQUITY
                                         FOR THE PERIOD ENDED SEPTEMBER 30, 2001
                                                       (UNAUDITED)

                                                                    Common Stock
                                                 ---------------------------------------------------   Deficit accumulated
                                                   Number of        Issued at par        Paid in       during development
                                                    shares                               capital             stage
                                                 --------------    ----------------    -------------     -------------
Balance at December 31, 1998                        10,030,000     $        10,030     $     14,270      $    (21,307)

Common stock issued for acquisition of
  rights to Zero Pollution Fuel Saving Device        5,000,000               5,000

Common Stock issued for services
  rendered at par value $0.001                         267,125                 267

Net (Loss) during development stage                                                                            (2,665)
                                                 --------------    ----------------    -------------     -------------

Balance at December 31, 1999                        15,297,125     $        15,297     $     14,270      $    (23,972)

Issuance of Common Stock for services
  rendered at par value $0.001                         348,810                 348

Net (loss) during development stage                                                                          (362,852)
                                                 --------------    ----------------    -------------     -------------

Balance at December 31, 2000                        15,645,935     $        15,645     $     14,270      $   (386,824)

Issuance of Common Stock for services
  rendered at par value $0.001                         513,801                 515          182,974

Net (loss) for the period                                                                                    (339,451)
                                                 --------------    ----------------    -------------     -------------

Balance at September 30, 2001                       16,159,736     $        16,160     $    197,244      $   (726,275)
                                                 ==============    ================    =============     =============




                       The accompanying notes are an integral part of these financial statements.

                             SAVE THE WORLD AIR INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

     (e) INCOME TAXES
         The Company has a operating loss carry-forward incurred from inception to December 31, 2000 in the amount of $386,824. No tax benefit from the operating loss carried forward has been recorded because the future tax benefit is uncertain.

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

     (i) STOCK ISSUED IN EXCHANGE FOR SERVICES
         Stock issued in exchange for services were valued at an average of $.63 per share.


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

The comparison of the nine month quarter ended September 30, 2000 and the nine months ended September 30, 2001 indicates that the Company has maintained its level of spending on Company operations. Marketing efforts will be stepped up as finances allow.

The Company will continue in its efforts to raise capital. There can be no assurance that the Company will be able to obtain capital.

QUARTERLY REVIEWS

The Company's 10-QSB filing for the period ended September 30, 2001 was not reviewed by its independent certified public accountants in accordance with Statement of Auditing Standards No. 71, "Interim Financial Information", as required by the Securities and Exchange Commission. Management intends to file an amended 10-QSB in the near term that has been reviewed by its current independent certified public accountants.

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


                            SAVE THE WORLD AIR, INC.
                                  (REGISTRANT)


Signature                        Title                         Date
---------                        -----                         ----



/s/ Jeffrey A. Muller            Chairman and President        November 14, 2001
---------------------------
(Jeffrey A. Muller)