Form 10KSB
period 2002-12-31
SAVE THE WORLD AIR INC
filed 2004-03-25
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 0-29185

SAVE THE WORLD AIR, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	52-2088326 (I.R.S. Employer Identification No.)

5125 Lankershim Boulevard
North Hollywood, California 91601
(Address, including zip code, of principal executive offices)

(818) 487-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value.

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

     Registrant’s revenues for its most recent fiscal year: None.

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $51.6 million as of February 29, 2004 based upon the closing price on the Pink Sheets reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     The number of shares of the Registrant’s Common Stock outstanding as of February 29, 2004 was 34,691,821 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

SAVE THE WORLD AIR, INC.

FORM 10-KSB

Notice Regarding Prior Filings

     This Annual Report on Form 10-KSB (Annual Report) for the fiscal year ended December 31, 2002, together with any of our subsequent filings and public disclosures, contain updated information and disclosures that may be material to an understanding of the subject matter herein and the periods prior to the period covered by this report.

     Among other matters disclosed in our most recent filings with the Securities and Exchange Commission (Commission or SEC), we have reported:

     •     The Commission’s filing of an enforcement action against Save the World Air, Inc. (SWA or the Company), its former sole director and officer, Jeffrey Muller (Muller), and others for violation of U.S. securities laws;

     •     SWA’s engagement of new and independent executive management team, outside auditing and legal professionals, advisory board, research and development team, and other outside consultants including the RAND Corp.;

     •     SWA’s settlement of the enforcement action against SWA, only, and active cooperation with the Commission in its action against the remaining defendants;

     •     SWA’s filing of a cross-complaint against Muller and others which seeks, among other things, cancellation of eight million shares of common stock plus common stock purchase options for ten million shares and termination of the royalty agreement with Muller;

     •     SWA’s settlement of potential disputes concerning its patent rights for the ZEFS device and certain potential claims of the Muller bankruptcy estate;

     •     SWA’s filing of international patent applications for the ZEFs device;

     •     SWA’s successful capital raise of over $2.8 million in a private placement;

     •     SWA’s engagement of RAND Corp. to conduct independent testing and review of SWA’s products and marketing feasibility studies;

     •     SWA’s successful initial testing of its products;

     •     SWA’s development of new products and technologies; and

     •     Other facts, transactions and events which may be material to an investor’s understanding of SWA’s history, future prospects, and the risks and benefits of an investment in SWA.

PART I

Item 1. Business

Special Cautionary Note Regarding Forward-Looking Statements

     This Annual Report contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	revenues and profits;

•	customers;

•	research and development expenses;

•	scientific test results;

•	sales and marketing expenses;

•	general and administrative expenses;

•	liquidity and sufficiency of existing cash;

•	technology and products;

•	the outcome of pending or threatened litigation; and

•	the effect of recent accounting pronouncements on our financial condition and results of operations.

     You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “expects,” “anticipates,” “believes,” “estimates,”, “continues,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

     Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading “Risk Factors.” All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

General

     We develop proprietary devices that can be installed on motor vehicles and are designed to reduce harmful emissions, improve fuel efficiency and improve performance. Our prototype devices we call “ZEFS” are intended to significantly reduce hydrocarbon and carbon monoxide emissions, while significantly increasing fuel economy. We have devoted the bulk of our efforts to complete the design and development of our production models and raising the financing required to do so. We have generated no revenues and our business is in the development stage. We have taken actions to secure our intellectual property rights to the ZEFS device and we eventually plan to initiate marketing efforts by sale or license of our ZEFS technology, which we intend to license to automobile manufacturers and market to auto parts retailers.

     Our company was incorporated on February 18, 1998, as a Nevada corporation under the name Mandalay Capital Corporation. We changed our name to Save the World Air, Inc. on February 11, 1999 following the acquisition of marketing and manufacturing rights of the ZEFS device from Jeffrey Muller. During the past three years, we have been acquiring new technologies, developing products using our technologies and conducting scientific tests regarding our technologies.

     Our mailing address and executive offices are located at 5125 Lankershim Boulevard, North Hollywood, California, 91601. Our telephone number is (818) 487-8000. Our corporate website is www.savetheworldair.com. Information contained on the website is not a part of this Annual Report.

Background

     Our principle business focus currently rests with development and distribution of a device designed to solve the complex problems caused by automobile pollution. Throughout the past few years, we have designed and tested multiple versions of the ZEFS device for use on carbureted and fuel injection gasoline engines and are currently in the process of adapting this technology to work on engines that use diesel fuels.

     The incomplete and inefficient burning of fossil fuel in an automobile engine results in unburned gases, such as hydrocarbons and carbon monoxide being expelled as a by-product from the engine’s exhaust. These emissions from automobile engines have contributed to significant air pollution and depletion of the ozone layer that protects us from harmful ultraviolet radiation. As a result, the world has experienced significant changes to its air quality since the beginning of the 20th century and, because of the added vehicles, the problem has gotten progressively worse with each passing year. Forecasts published by the World Resources Institute indicate that by the year 2010 the number of automobiles in operation worldwide will exceed 800 million.

     SWA acquired the worldwide manufacturing and marketing rights to the ZEFS device from its inventors. When the ZEFS device is fitted to internal combustion engines, using diesel fuel or gasoline, it may reduce the emission of dangerous polluting carbon monoxide, hydrocarbon exhaust gases and nitric oxide gases.

     The ZEFS device operates by using magnetic energy to reduce the size of the fuel molecules passing from the carburetor or fuel injector of the vehicle to the intake manifold prior to combustion. This, in turn, creates an atomization process in which fuel molecules are able to bond effectively with oxygen atoms resulting in cleaner fuel burning by the engine.

Strategy

     Currently, we plan to refine and commercialize the ZEFS technology into a wide variety of carbureted and fuel-injection based vehicles. In addition, we are engaged in independent laboratory testing of the ZEFS technology premise in order to gain better market acceptance by automobile manufacturers and governmental regulatory officials.

Independent Laboratory and Scientific Testing

     Research and testing using government standard test equipment in the United States has demonstrated that the ZEFS device may lead to reduced engine emissions, such as carbon monoxide and hydrocarbons. In tests conducted at the Northern California Diagnostics Laboratory, the ZEFS device reduced carbon monoxide, hydrocarbons, and nitrous oxide fume levels and increased gas mileage for the test vehicle.

     In December 2002 we retained the RAND Corporation to study the validity and market potential of our technology. RAND determined that sufficient theoretical basis exists to warrant entry into a comprehensive product testing program. In May 2003, we entered into an arrangement in which RAND would coordinate and supervise both a theoretical scientific study of the concepts underlying the ZEFS device as well as an empirical study.

Governmental Mandates to Reduce Air Pollution

     Governments internationally recognize the serious effects caused by air pollution and have enacted legislation to mandate that automobile manufacturers be required to reduce exhaust emissions caused by their products. The approach used by auto makers to address this mandate has thus far generally taken the form of installing catalytic converters, which work on the principle of super heating gases within the exhaust manifold after the damaging gases have been created through internal combustion. These types of converters may be less effective than our technology in reducing emissions, increasing horsepower and increasing fuel economy in order to achieve emission reductions. We anticipate that further government mandates may force automobile manufacturers to adopt better solutions to reducing emissions.

Technology Transfer

     We are actively continuing with our research on the ZEFS device for use on gasoline-powered engines and have taken steps to finalize the development of versions of the device to fit on carbureted, center point, and multi-port fuel injection systems. We anticipate we will use these prototype devices to serve as demonstration units, during presentations before the major automobile manufacturers. It is our long-term objective to facilitate the adoption of this technology by major automobile manufacturers.

     We developed this strategy of technology transfer because auto makers will likely require approximately two to three years to fully inspect, test, and integrate the ZEFS devices into their new car designs, as well as to adapt it to their legacy vehicles. Since the ZEFS device is presently protected by international patent, we view the technology transfer strategy as the most viable option to gain widespread adoption of the technology by major automobile manufacturers without compromising our ownership of the technology. We intend to assist these manufacturers with the full integration of our technology, by not only supporting the required engineering and system integration efforts, but also by reducing costs associated with such process so that they may not be prohibitive to the endeavor.

     Because of the complexity and enormity of the task of designing ZEFS variants to fit every make and model of car manufactured over the past twenty years, we will rely heavily on the cooperation of the major auto-makers to support this function, including engineering, marketing, and installation of the device. Additionally, we are cognizant that in order to preserve the integrity of the warranties provided to car owners by the manufacturers, these manufacturers must be involved in the process of designing and installing the ZEFS device on legacy vehicles. We envision that a cooperative venture between car makers and us will result in the most optimal mechanism for the installation of ZEFS on the greatest percentage of cars possible, through agreements between the company, the auto makers and their dealerships. This approach to the distribution of the ZEFS device to the after market assures compatibility with the original design specifications of the auto makers and facilitates the continued manufacturer endorsement of the new car warranty program. A revenue sharing arrangement is planned, between us, the automobile makers, and their licensed dealers to assure equitable returns for all entities relative to the distribution of the ZEFS device to the automobile after market.

Diesel Engine Market

     In order to create a near term capital revenue stream for the company, we are currently engaged in the development of a variant of the ZEFS device for use on diesel engines such as those used on large trucks, buses, and electrical generators. Because these types of vehicles use engines provided from Cummins, Caterpillar, or

Detroit Diesel almost exclusively, the number of ZEFS variants needed to service these fleets is considerably less than the number required to satisfy the automobile market. This fact alone makes entry into the diesel engine market extremely attractive for our business, offering a large number of potential customers with a minimum of expense for research and development of product variants. This market is seen as extremely viable for us and our products because of the expressed need by the trucking industry, large-scale transportation providers, fleet operators, school districts, transit authorities and corporations to reduce emissions and costs associated with fuel expenditures and operations.

     The business strategy relative to this particular market rests in the realization that these professional transportation operators maintain large fleets of vehicles that would directly benefit from the “cost savings” associated with the fuel economy aspect of the ZEFS device, as well as these entities realizing a significant residual benefit in improved customer relations through a demonstrative reduction in the amount of pollution they contribute on an annual basis to the environment. In addition to our plan of negotiating distribution agreements with the manufacturers of diesel engines (similar to the technology transfer strategy cited earlier for the automobile manufacturers), we plan to market the diesel engine versions of the ZEFS device to after market customers directly. It is believed that direct marketing of the ZEFS device to large-scale entities like rapid transit districts, school districts, large fleet operations, and trucking associations will facilitate the immediate generation of a sustainable capital revenue stream that can be used to enhance company operations, provide for expanded research, and return dividends to its shareholders.

Competition

     The automotive and motor engine industry is highly competitive. We have many competitors in the United States and throughout the world developing technologies to make engines more environmentally friendly and fuel efficient. Many of our competitors have greater financial, research, marketing and staff resources than we do. For instance, automobile manufacturers have already developed catalytic converters on automobiles, in order to reduce emissions. While we believe that our technology has greater benefits, it may be unable to gain market acceptance. Further, research and development throughout the world is constantly uncovering new technologies. Although we are unaware of any, there can be no assurance that no existing or future technology is currently or will be superior to the ZEFS device.

Intellectual Property and Royalties

     In December 1998, Jeffrey Muller transferred to the Company all of the marketing and manufacturing rights to the ZEFS technology in exchange for 5,000,000 shares of common stock, $500,000 and $10 royalty for each unit sold. In November 2002, under our settlement with the Muller bankruptcy trustee, the trustee transferred all ownership and legal rights to the international patent application for the ZEFS device to us. In exchange for these rights, we gave the bankruptcy trustee an option to purchase 500,000 shares of our common stock at $1.00 share and $0.20 royalty on each device we sell.

     In May 2002, we settled a dispute with Kevin “Pro” Hart, who claimed proprietary rights to the ZEFS technology. He assigned to us all rights to the ZEFS technology in exchange for an option to purchase 500,000 shares of our common stock at $1.00 share and $0.20 royalty on each device we sell.

     We obtained the patent application for the ZEFS device (PCT/AU1/00585) filed originally by Jeff Muller in Australia in May 2000. The International Filing Application for our ZEFS technology was filed on May 19, 2001 (Official No. 10/275946) [PCT/AU1/00585] and modified as ZEFS Mark II on July 9, 2003. If approved, the duration of the patent is 20 years from the date the original application was filed. We are unable to state at this time how long the United States patent review process will take and is unable to give any assurances that the Patent will be granted. Prior to the issuance of such patent, we relied solely on trade secrets, proprietary know-how and technological innovation to develop our technology and the designs and specifications for the ZEFS technology. Overall, we have applied for a patent on an international basis in 66 countries worldwide.

     The following table summarizes the status of the ZEFS patent application in the following countries.

Country	Number	Filing Date	Status

Australia	2001 258057	May 21, 2001	Awaiting examination
Brazil	0.111.365-8	May 21, 2001	Awaiting examination
Canada	2409195	May 21, 2001	Awaiting examination
China	01809802.9	May 21, 2001	Under examination
Eurasian(1)	200201237	May 21, 2001	Under examination
Europe(2)	019331222.2	May 21, 2001	Awaiting examination
India	IN/PCT/2002/01523	May 21, 2001	Awaiting examination
Japan	586731/2001	May 21, 2001	Must request Examination by May 21, 2008
Mexico	PA/A/2002/11365	May 21, 2001	Awaiting examination
New Zealand	523113	May 21, 2001	Granted
South Africa	2002/10013	May 21, 2001	Awaiting Grant
South Korea	2002 7015531	May 21, 2001	Must request Examination by May 21, 2006
United States	10/275946	May 21, 2001	Examination requested October 2003

     (1)  Eurasian patent application covers the countries of Azerbaijan, Armenia, Belarus, Georgia, Kazakhstan, the Kyrgyz Republic, Moldova, the Russian Federation, Tajikistan, Ukraine and Turkmenistan.

     (2)  Europe patent application covers the countries of Austria, Belgium, Switzerland, Lichtenstein, Cyprus, Germany, Denmark, Spain, Finland, France, Great Britain, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Sweden, Turkey, Lithuania, Latvia, Slovenia, Romania and Macedonia.

     In November 2003, we completed the initial patent application process in Australia for our Multiport Fuel Rail Emissions device and our ZEFS Mark III system, a product designed to reduce emissions in fuel injection engines.

     We have entered into agreements with certain employees and consultants, which limit access to, and disclosure or use of, our technology. There can be no assurance, however, that the steps we have taken to deter misappropriation of our intellectual property or third party development of our technology and/or processes will be adequate, that others will not independently develop similar technologies and/or processes or that secrecy will not be breached. In addition, although management believes that our technology has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that our technology does not and will not so infringe or that third parties will not assert infringement claims against us in the future. Management believes that the steps they have taken to date will provide some degree of protection, however, no assurance can be given that this will be the case.

Research and Development

     We have established a research and development facility in Queensland, Australia. We have purchased test vehicles, test engines and testing equipment. We have completed testing on ZEFS devices for the VW Beetle and Ford Mustangs, which has been provided to RAND for evaluation. Through 2003, we have continued research on devices for the two and four-stroke engines and thin line two and four barrel carbureted devices. We have expanded research and development to include applications of the ZEFS technology to diesel engines, motorbikes and boats. No proceeds were spent on research and development prior to 2002. We spent $202,470 on research and development in fiscal year 2002 and 672,000 in fiscal year 2003.

Government Regulations and Probability of Affecting Business

     We intend to control the sell licenses to manufacture of our products and to market them worldwide through international distributorships. As such, importation and exportation regulations may impact our activities. A breach of such laws or regulations may result in the imposition of penalties, fines, suspension or revocation of licenses. We are not currently involved in any such judicial or administrative proceedings and believe that we are in compliance with all applicable regulations.

     Although it is impossible to predict with certainty, the effect that additional importation and exportation requirements and other regulations may have on future earnings and operations, we are presently unaware of any future regulations that may have a material effect on our financial position, but cannot rule out the possibility.

Advisory Board

     Our Advisory Board provides specific expertise in areas of research and development relevant to our business and meets with our management personnel from time to time to discuss our present and long-term research and development activities. Advisory Board members include:

     Sir Jack Brabham, Triple Formula One World Champion and Twice Formula One World Constructors Champion and is an expert in the areas of racing car design.

     Erin Brockovich Ellis, Director of Environmental Research, Masry and Vititoe, P.C. Ms. Ellis is an environmental activist and a research expert with respect to complex environmental matters.

     Kevin “Pro” Hart, famous Australian artist and inventor of the “ZEFS” device.

     Jack Reader, Director, BIFS Technologies Corporation. Mr. Reader is a systems engineer and an expert in business management and energy conservation.

     Bobby Unser, Jr., Founder, Unser Driving, Inc. Mr. Unser is an expert in motor racing and stunt driving.

Employees

     As of December 31, 2003, we had four full-time employees, including our Chief Operating Officer, Chief Financial Officer, and Executive Vice President, Business Development. We utilize the services of three full-time consultants in our R&D facility in Australia and four part-time consultants to assist us with marketing and other matters. We intend to hire additional personnel, as needed. We believe that our success depends, in part, on our ability to hire, assimilate and retain additional qualified personnel.

Risk Factors

We expect to incur future losses and may not be able to achieve profitability.

     We have incurred net losses every year since our inception in 1998. Although we expect to generate revenue from sales of our ZEFS device, we anticipate net losses and negative cash flow to continue for the foreseeable future. We expect that our operating expenses will increase significantly in the near term, due in part to significant investments we intend to make in research and development. Consequently, we will need to generate significant additional revenue to achieve profitability. Although our management is optimistic that we will generate additional revenue, we may not be able to operate profitability. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

     We will need additional capital to meet our operating needs, and we cannot be sure that additional financing will be available.

     As of December 31, 2003, our primary business goal requires an investment of approximately $400,000 per quarter and our current resources will be sufficient to fund operations through June 30, 2004. We believe we will require additional capital in order to operate beyond this six-month period. Our management is cautiously optimistic that, given our recent private financing and discussions with potential capital sources, it will be successful in obtaining funds. However, additional capital may not be available on favorable terms to us, or at all. If we cannot obtain needed capital, our research and development, manufacturing and marketing plans, business and financial condition and our ability to reduce losses and generate profits are likely to be materially and adversely affected.

     As a company in the early stage of development with an unproven business strategy, our limited history of operations makes evaluation of our business and prospects difficult.

     Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. Since our incorporation in 1998, we have been and continue to be involved in development of products using our technology, establishing manufacturing and marketing of these products to consumers and industry partners. Although we believe our technology and products in development have significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives.

     If we are not able to devote adequate resources to product development and commercialization, we may not be able to develop our products.

     Our business strategy is to develop, manufacture and market ZEFS products using our technology that can be installed on motor vehicles that reduce harmful emissions, improve fuel efficiency, reduce operating costs and improve performance. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

•	raise additional capital for research and development;

•	complete development of new products; and

•	successfully introduce and commercialize new products.

     Many of our products are still under development, including ZEFS devices employable with carburetors, multiport fuel injection, diesel engines and other internal combustion engines. Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of other product candidates. Although our management believes that it can finance our product development through private placements and other capital sources, if we do not develop new products and bring them to market, our ability to generate revenues will be adversely affected.

     The commercial viability of the ZEFS device is unproven, and we may not be able to attract customers.

     To the best of our knowledge, no consumer or automobile manufacturer has used the ZEFS device to reduce motor vehicle emissions to date. Although an independent EPA-certified testing facility has tested the ZEFS device and confirmed its core functionality in reducing harmful emissions, we have hired Rand Corporation to undertake a comprehensive study regarding all aspects of the ZEFS device and its market potential. Consequently, the commercial viability of the ZEFS device is unproven at this time. If commercial opportunities are not realized from the use of the ZEFS device, we may not be able to attract customers.

     If our products and services do not gain market acceptance, it is unlikely that we will become profitable.

     The market for products that reduce harmful motor vehicle emissions is evolving and we have many successful competitors. Automobile manufacturers have historically used various technologies, including catalytic converters, to reduce exhaust emissions caused by their products. Compared to these technologies, our technology is unproven, and the use of our technology by these companies is limited. The commercial success of our products will depend upon the adoption of our technology by auto manufacturers and consumers as an approach to reduce motor vehicle emissions. Market acceptance will depend on many factors, including:

•	the willingness and ability of consumers and industry partners to adopt new technologies;

•	the willingness of governments to mandate reduction of motor vehicle emissions;

•	our ability to convince potential industry partners and consumers that our technology is an attractive alternative to other technologies for reduction of motor vehicle emissions;

•	our ability to manufacture products and provide services in sufficient quantities with acceptable quality and at an acceptable cost; and

•	our ability to place and service sufficient quantities of our products.

     If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and it is unlikely that we will become profitable.

     If we are not able to successfully market and distribute our products, our ability to generate revenue will be adversely affected.

     Our future success is dependent upon our ability to successfully develop and maintain marketing, distribution or sales capabilities. We intend to sell our products to consumers and industry partners, or major automobile manufacturers, looking to sell new products and services in existing distribution channels. However, if our marketing and distribution strategy is unsuccessful, our ability to sell our products will be adversely affected and our revenue will decrease.

     Our future revenues are unpredictable, and our operating results are likely to fluctuate from quarter to quarter.

     We believe that our future operating results will fluctuate from quarter to quarter due to a variety of factors, including:

•	delays in product development;

•	market acceptance of our new products;

•	changes in the demand for, and pricing, of our products;

•	competition and pricing pressure from competitive products;

•	manufacturing delays; and

•	expenses related to, and the results of, proceedings relating to our intellectual property.

     A large portion of our expenses, including expenses for our facilities, equipment and personnel, is relatively fixed. We plan to increase operating expenses significantly in 2004 as we increase our research and development, production and marketing activities. Although we expect to generate revenues from sales of our products in the future, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

     Our capitalization is uncertain, and the value of our shares may be diluted.

     Stock purchase options for 10 million shares issued to our former director and CEO, Jeffrey Muller, and others are subject to ongoing litigation. In addition, there are at least 8 million shares outstanding which we believe are owned or controlled by Jeffrey Muller and which are also the subject of litigation. We expect the court to order the cancellation of all these shares. If we are unsuccessful in our litigation to void the 10 million options, the larger number of outstanding shares from exercising these stock options and shares will result in substantial dilution of the value of our shares.

     If recent changes in our senior management are not successful, we may not be able to achieve our business objectives.

     Our senior management consists of four: President and Chief Executive Officer, Edward L. Masry; Treasurer, Chief Financial Officer and Chief Operating Officer, Eugene E. Eichler; Executive Vice President, Business Development, Bruce H. McKinnon; and Vice President of Marketing and Sales, Nathan Shelton. We also have appointed five members to our Board of Advisors as follows: Bobby Unser, Jr., Erin Brockovich, John Reader, PhD, Sir Jack Brabham and Kevin “Pro” Hart. In addition, we expect to add more industry professionals to our management team. We believe our officers will successfully manage our business and these advisors will provide us assistance during this development period, however, any changes may place a strain on our management processes. If these changes are not successful, we may not be able to implement our business goals.

     If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve profitability.

     Our future success is substantially dependent on the efforts of our senior management, particularly Edward L. Masry, Eugene Eichler, Bruce McKinnon, and Nathan Shelton. The loss of the services of members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel. There is intense competition among specialized automotive companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit key marketing, scientific and technical personnel, the growth of our business could be substantially impaired.

     We may face costly intellectual property disputes.

     Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Our pending patent applications, specifically patent rights of the ZEFS device, may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Patents we receive may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

     On May 28, 2002, in settlement of Kevin Charles “Pro” Hart’s challenge to our rights to the ZEFS international patent application, Pro Hart assigned all his patent rights to us in exchange for certain stock options and other consideration. This settlement with Pro Hart effectively was subject to our resolution of Mr. Muller’s claims to the ZEFS international patent application. We have obtained a preliminary injunction prohibiting Mr. Muller, among others, from selling, transferring or encumbering, among other things, all interest he or Ms. Muller may have in the pending patent rights of the ZEFS device. This litigation remains ongoing. However, as disclosed in a press release and Form 8-K filed on November 12, 2002, we have reached a settlement with the bankruptcy trustee for the estate of Mr. Muller and his wife, Lynette A. Muller, transferring all ownership and legal rights to the international patent application for the ZEFS device.

     We may become subject to additional litigation involving our rights to patents and inventions. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from core business. Further, as a result of litigation or other proceedings, we may be required to seek licenses from third parties that may not be available on reasonable terms, if at all.

     Our common stock is subject to penny stock regulation, which may make it more difficult for us to raise capital.

     Our common stock is considered penny stock under SEC regulations. It is subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. For example, broker-dealers must make a suitability determination for the purchaser, receive the purchaser’s written consent to the transaction prior to sale, and make special disclosures regarding sales commissions, current stock price quotations, recent price information and information on the limited market in penny stock. Because of these additional obligations, some broker-dealers may not effect transactions in penny stocks, which may adversely affect the liquidity of our common stock and shareholders’ ability to sell our common stock in the secondary market. This lack of liquidity may make it difficult for us to raise capital in the future.

Item 2. Properties

     Our principal administrative facility is located in approximately 1,000 square feet of leased office space in North Hollywood, California. We sublease this space from KZ Golf, Inc. One of our directors, Bruce H. McKinnon, is an owner of KZ Golf, Inc. The sublease of this facility will expire on October 31, 2005, with an option to extend the term for 24 months. We believe that our present North Hollywood facility is adequate for our current and planned administrative activities. Our research and development facility located in Queensland, Australia is leased.

     We believe that our present research and development facility is adequate for our current and planned activities and that suitable additional or replacement facilities in the Queensland area are readily available on commercially reasonable terms should such facilities be needed in the future. We do not have any policies with respect to investments in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

     On December 19, 2001, the Securities and Exchange Commission (SEC) filed civil charges in the United States Federal District Court, Southern District of New York against us, our former President and sole director Jeffrey Muller, and others alleging that we and the other defendants associated with the promotion of our stock sales. The SEC complaint alleged the existence of a promotional campaign using press releases, internet postings, an elaborate website, and televised media events to disseminate false and materially misleading information as part of a fraudulent scheme to manipulate the market for stock in our corporation which was controlled by Muller. On March 22, 2002, we signed a Consent to Final Judgment of Permanent Injunction and Other Relief in settlement of this action as against the corporation only, which the court approved on July 2, 2002. Under this settlement, we were not required to pay any fines or restitution. The SEC’s action continues against Muller and others.

     On July 2, 2002, after an investigation by a newly constituted board of directors, we filed a cross-complaint in the SEC action against Jeffrey Muller and others seeking injunctive relief, disgorgement and financial restitution for a variety of acts and omissions in connection with sales of our stock and other transactions occurring between 1998 and 2002. We are also seeking cancellation of such shares and Muller’s stock option agreement and royalty arrangement. Among other things, we allege that Muller and certain others sold stock without consideration and without registration under federal securities laws; engaged in self-dealing and entered into various undisclosed related-party transactions; misappropriated for their own use proceeds from sales of our stock; and entered into various undisclosed arrangements regarding the control, voting and disposition of their stock.

     On July 30, 2002, the U.S. Federal District Court, Southern District of New York, granted our application for a preliminary injunction against Muller and others, which prevents Muller and other cross-defendants from selling, transferring, or encumbering any of our assets and property, from selling or transferring any of our stock that they may own or control, or from taking any action to injure us or our business and shareholders. The order also prevents Muller from exercising any control over our corporation and serving as our officer or director. While we believe that we have valid claims, there can be no assurance that an adverse result or settlement would not have a material adverse effect on our financial position or cash flow.

     In the course of the litigation, we have obtained control over Muller’s patent rights to the ZEFS device. Under that certain Buy-Sell Agreement between Jeffrey Muller and us dated December 29, 1998, Muller, who was listed on the ZEFS devise patent application as the inventor of the ZEFS device, granted us the marketing, manufacturing and distribution rights to the ZEFS device. On November 7, 2002, under our settlement with the Muller bankruptcy trustee, the trustee transferred all ownership and legal rights to this international patent application for the ZEFS device to us. Pursuant to this agreement, the company is also entitled to entire royalty rights previously claimed by Muller.

     The litigation against Muller and others has been pending before the Court and will be scheduled for further proceedings and final disposition by summary judgment motions within the near future. Although the outcome of these motions cannot be predicted with any degree of certainty, it is expected that the Court’s ruling will either significantly narrow the issues for any later trial or will result in a disposition of the case in a manner favorable to the company. SWA is contending that it is entitled to a judgment divesting Muller of any right to exercise option rights to 10 million shares of SWA stock, the entry of an existing preliminary injunction to prevent Muller from any involvement with the company and a monetary judgment against Muller and others in the amount of several million dollars. While we belive that we have valid claims, there can be no assurance that an adverse result or settlement would not have a material adverse effect on our financial position or cash flow.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Our common stock is traded on the Pink Sheets under the symbol “ZERO.” The following table sets forth the high and low closing prices of the common stock for the quarters indicated as quoted on the Pink Sheets.

	2001		2002		2003

	High	Low	High	Low	High	Low

First Quarter	$0.50	$0.19	$0.78	$0.15	$0.55	$0.30
Second Quarter	$2.25	$0.25	$0.65	$0.25	$0.70	$0.33
Third Quarter	$1.15	$0.55	$0.70	$0.20	$0.95	$0.40
Fourth Quarter	$1.65	$0.15	$0.58	$0.30	$2.50	$0.85

     According to the records of our transfer agent, we had 996 stockholders of record of our common stock at December 31, 2003.

     We currently expect to retain future cash flows to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that our Board of Directors deems relevant.

     From November 2002 through October 2003, we issued 13,917,414 shares of our common stock and warrants to purchase an aggregate 13,442,414 shares of common stock for approximately $2.8 million in cash from a group of private investors, converting $500,000 in debt held by various lenders and legal services valued at $20,853. The net proceeds from the financing equals $2,548,286 after deductions of commissions. We issued two types of warrants in this private financing. In November 2002, we issued warrants to purchase an aggregate 950,000 shares of common stock at a purchase price per share of $0.20 exercisable within 18 months. From December 2002 through October 2003, we issued warrants to purchase an aggregate 12,492,414 shares of common stock at a per share purchase price of $0.50 exercisable within five years. The issuance of shares and warrants described above was made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 (the “Act”), as amended. We made no public solicitation in connection with the issuance of the above-mentioned securities. We relied on representation from the recipients of the securities that they purchased the securities for investment only and not with a view to any distribution thereof and that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.

Item 6. Management’s Discussion and Analysis or Plan of Operation

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and supplementary data referred to in Item 7 of this Form 10-KSB.

     This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-KSB, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-KSB are as of December 31, 2003, and we undertake no duty to update this information.

Capitalization

     In the SEC action against Jeffrey Muller and others, we seek, among other relief, the cancellation of eight million shares held beneficially and/or of record by Muller and others, common stock purchase options for an additional ten million shares, and Muller’s original royalty agreement. See Item 3, Legal Proceedings. The cancellation of these shares and options will have a significant positive effect on our capitalization.

Results of Operation

     To date, we have not generated any revenues and our business is in the development stage. We have focused our efforts on verifying and developing the ZEFS device. We expect to begin marketing the ZEFS device by the end of the fourth quarter of 2004.

     Our operating costs and expenses consist primarily of research and development expenses and general and administrative expenses. We expect our operating costs to increase once we begin to manufacture and market the ZEFS device. Our research and development expenses include contractual payments to RAND, consultants’ fees, capital expenditures, cost of services and supplies We expect our research and development costs to increase as we continue to develop the ZEFS device and develop new applications of our technology.

     Our general and administrative expenses include compensation expenses related to executive and other administrative personnel, facility lease, the costs of our insurance and legal and accounting support. We expect our general and administrative expenses to increase as we expand our infrastructure in support of our anticipated increased operations.

     We had a net loss of $2,749,199 for the year ended December 31, 2002, compared to a net loss of $2,735,013 for the year ended December 31, 2001. We expect an increase in net loss through 2004 attributable to increased general and administrative expenses and commencement of marketing.

Liquidity and Capital Resources

     We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of December 31, 2002 we had cash of $107,489 and an accumulated deficit of $7.8 million. Our 2002 negative operating cash flows were funded primarily through Masry & Vititoe, a law firm in which our Chief Executive Officer and President, Edward Masry, is a member, and a private financing that we commenced in November 2002. We anticipate additional operating losses, which may increase, through at least 2004 as we expand our research and development program and commence marketing of the ZEFS device.

     We believe that we have sufficient cash to fund our operations through June 30, 2004. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to raise additional capital or incur new debt to fund our operations. There can be no assurance that additional equity or debt financing will be available. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce any marketing activities or relinquish rights to technologies that we might otherwise seek to develop or commercialize.

Critical Accounting Policies

     Our discussion and analysis of financial condition and results of operations is based upon our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Financial Statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to the useful life of the assets. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Financial Statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our Financial Statements:

Stock-Based Compensation

     We account for stock-based compensation to employees as defined by using the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”

     We account for stock option and warrant grants issued to non-employees using the guidance of SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such option and warrant grants is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing our financial statements as described in Note 1 of our Financial Statements. See Item 7, Financial Statements. Actual results could differ from those estimates.

New Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. If an entity elects to adopt the recognition provisions of the fair value based method of accounting for stock-based compensation in a fiscal year beginning before December 16, 2003, that change in accounting principle shall be reported using either the (i) prospective method, (ii) the modified prospective method, or (iii) the retroactive restatement method as defined in SFAS No. 148. SFAS no. 148 is effective for fiscal years ending after December 15, 2002. Since the Company has elected to continue accounting for stock-based compensation under APB No. 25, the adoption of SFAS No. 148 has had no impact to the Company’s financial position or results of operations. The Company’s financial statement disclosures have been designed to conform to the new disclosure requirements prescribed by SFAS No. 148.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities., which are subject to the provisions of this statement for the first fiscal period beginning after December 15, 2004. The Company believes that the adoption of SFAS No. 150 will not have an impact on its financial position or results of operations.

Item 7. Financial Statements

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

YEARS ENDED DECEMBER 31, 2002 AND 2001

INDEPENDENT AUDITORS REPORT

To the Board of Directors
Save the World Air, Inc.

We have audited the accompanying balance sheets of Save the World Air, Inc. (a development stage enterprise) as of December 31, 2002 and 2001 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended and for the period from inception (February 18, 1998) to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Save the World Air, Inc. (a development stage enterprise) as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and for the period from inception (February 18, 1998) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

March 10, 2004
Boca Raton, Florida

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
Current assets
Cash	$107,489	$6,556

Total current assets	107,489	6,556

Property and equipment, net of accumulated depreciation	23,924	1,006

TOTAL ASSETS	$131,413	$7,562

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Income taxes payable	$4,927	$3,838
Payables to related parties	553,022	21,000
Accrued expenses	436,669	237,787

Total current liabilities	994,618	262,625

Advances from founding executive officer	1,017,208	1,017,208

Commitments and contingencies
Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 20,235,847 and 18,085,847 shares issued and outstanding at December 31, 2002 and 2001, respectively	20,236	18,086
Common stock to be issued	389,875	—
Additional paid-in capital	7,133,081	6,220,322
Deferred compensation	(1,572,060)	(2,408,333)
Deficit accumulated during the development stage	(7,851,545)	(5,102,346)

Total stockholders’deficiency	(1,880,413)	(1,272,271)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$131,413	$7,562

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2002

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	since
	2002	2001	inception
Net sales	$—	$—	$—
Expenses	2,748,110	2,733,844	7,846,618

Net loss before provision for income taxes	(2,748,110)	(2,733,844)	(7,846,618)
Provision for income taxes	1,089	1,169	4,927

Net loss	$(2,749,199)	$(2,735,013)	$(7,851,545)

Net loss per common share, basic and diluted	$(0.15)	$(0.17)

Weighted average common shares outstanding, basic and diluted	18,568,861	16,242,407

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2002

							Deficit
		Common Stock			Additional		accumulated	Total
	Price per			Common stock	paid-in	Deferred	during the	stockholders'
	share	Shares	Amount	to be issued	capital	compensation	development stage	deficiency
Balance, February 18, 1998 (date of inception)		—	$—	$—	$—	$—	$—	$—
Issuance of common stock on April 18, 1998	.0015 - .01	10,030,000	10,030	—	14,270	—	—	24,300
Net loss		—	—	—	—	—	(21,307)	(21,307)

Balance, December 31, 1998 (as corrected, see Note 1)		10,030,000	10,030		14,270	—	(21,307)	2,993
Issuance of common stock on May 18, 1999	1.00 - 6.40	198,003	198	—	516,738	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	.001	5,000,000	5,000	—	—	—	—	5,000
Stock issued for professional services on May 18, 1999	0.88	69,122	69	—	49,444	—	—	49,513
Net loss		—	—	—	—	—	(1,075,264)	(1,075,264)

Balance, December 31, 1999 (as corrected, see Note 1)		15,297,125	15,297	—	580,452	—	(1,096,571)	(500,822)
Stock issued for employee compensation on February 8, 2000	1.03	20,000	20	—	20,580	—	—	20,600
Stock issued for consulting services on February 8, 2000	1.03	100,000	100	—	102,900	—	—	103,000
Stock issued for professional services on April 18, 2000	3.38	27,000	27	—	91,233	—	—	91,260
Stock issued for directors fees on April 18, 2000	3.38	50,000	50	—	168,950	—	—	169,000
Stock issued for professional services on May 19, 2000	4.06	5,000	5	—	20,295	—	—	20,300
Stock issued for directors fees on June 20, 2000	4.44	6,000	6	—	26,634	—	—	26,640
Stock issued for professional services on June 20, 2000	4.44	1,633	2	—	7,249	—	—	7,251
Stock issued for professional services on June 26, 2000	5.31	1,257	1	—	6,674	—	—	6,675
Stock issued for employee compensation on June 26, 2000	5.31	22,000	22	—	116,798	—	—	116,820
Stock issued for consulting services on June 26, 2000	5.31	9,833	10	—	52,203	—	—	52,213
Stock issued for promotional services on July 28, 2000	4.88	9,675	9	—	47,205	—	—	47,214
Stock issued for consulting services on July 28, 2000	4.88	9,833	10	—	47,975	—	—	47,985
Stock issued for consulting services on August 4, 2000	2.13	35,033	35	—	74,585	—	—	74,620
Stock issued for promotional services on August 16, 2000	2.25	25,000	25	—	56,225	—	—	56,250
Stock issued for consulting services on September 5, 2000	2.25	12,833	13	—	28,861	—	—	28,874
Stock issued for consulting services on September 10, 2000	1.50	9,833	10	—	14,740	—	—	14,750
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on November 4, 2000	0.88	9,833	10	—	8,643	—	—	8,653

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2002

							Deficit
		Common Stock			Additional		accumulated	Total
	Price per			Common stock	paid-in	Deferred	during the	stockholders'
	share	Shares	Amount	to be issued	capital	compensation	development stage	deficiency
Stock issued for consulting services on December 20, 2000	0.50	19,082	19	—	9,522	—	—	9,541
Stock issued for filing services on December 20, 2000	0.50	5,172	5	—	2,581	—	—	2,586
Stock issued for professional services on December 26, 2000	0.38	12,960	13	—	4,912	—	—	4,925
Other stock issuance on August 24, 2000	2.13	2,000	2	—	4,258	—	—	4,260
Common shares cancelled		(55,000)	(55)	—	(64,245)	—	—	(64,300)
Net loss		—	—	—	—	—	(1,270,762)	(1,270,762)

Balance, December 31, 2000 (as corrected, see Note 1)		15,645,935	15,646	—	1,437,873	—	(2,367,333)	(913,814)
Stock issued for consulting services on January 8, 2001	0.31	9,833	10	—	3,038	—	—	3,048
Stock issued for consulting services on February 1, 2001	0.33	9,833	10	—	3,235	—	—	3,245
Stock issued for consulting services on March 1, 2001	0.28	9,833	10	—	2,743	—	—	2,753
Stock issued for legal services on March 13, 2001	0.32	150,000	150	—	47,850	—	—	48,000
Stock issued for consulting services on April 3, 2001	0.25	9,833	10	—	2,448	—	—	2,458
Stock issued for legal services on April 4, 2001	0.25	30,918	31	—	7,699	—	—	7,730
Stock issued for professional services on April 4, 2001	0.25	7,040	7	—	1,753	—	—	1,760
Stock issued for consulting services on April 5, 2001	0.25	132,600	132	—	33,018	—	—	33,150
Stock issued for filing fees on April 30, 2001	1.65	1,233	1	—	2,033	—	—	2,034
Stock issued for filing fees on September 19, 2001	0.85	2,678	2	—	2,274	—	—	2,276
Stock issued for professional services on September 28, 2001	0.62	150,000	150	—	92,850	—	—	93,000
Stock issued for directors services on October 5, 2001	0.60	100,000	100	—	59,900	—	—	60,000
Stock issued for legal services on October 17, 2001	0.60	11,111	11	—	6,655	—	—	6,666
Stock issued for consulting services on October 18, 2001	0.95	400,000	400	—	379,600	—	—	380,000
Stock issued for consulting services on October 19, 2001	1.25	150,000	150	—	187,350	—	—	187,500
Stock issued for exhibit fees on October 22, 2001	1.35	5,000	6	—	6,745	—	—	6,751
Stock issued for directors services on November 2, 2001	0.95	1,000,000	1,000	—	949,000	—	—	950,000
Stock issued for consulting services on November 7, 2001	0.85	20,000	20	—	16,980	—	—	17,000
Stock issued for consulting services on November 20, 2001	0.98	43,000	43	—	42,097	—	—	42,140
Stock issued for consulting services on November 27, 2001	0.98	10,000	10	—	9,790	—	—	9,800
Stock issued for consulting services on November 28, 2001	0.98	187,000	187	—	183,073	—	—	183,260

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2002

							Deficit
		Common Stock			Additional		accumulated	Total
	Price per			Common stock	paid-in	Deferred	during the	stockholders'
	share	Shares	Amount	to be issued	capital	compensation	development stage	deficiency
Intrinsic value of options issued to employees		—	—	—	2,600,000	(2,600,000)	—	—
Fair value of options issued to non-employees for services		—	—	—	142,318	—	—	142,318
Amortization of deferred compensation		—	—	—	—	191,667	—	191,667
Net loss		—	—	—	—	—	(2,735,013)	(2,735,013)

Balance, December 31, 2001		18,085,847	18,086	—	6,220,322	(2,408,333)	(5,102,346)	(1,272,271)
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	—	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	0.17	—	—	389,875	—	—	—	389,875
Fair value of options issued to non-employees for services		—	—	—	54,909	(54,909)	—	—
Amortization of deferred compensation		—	—	—	—	891,182	—	891,182
Net loss		—	—	—	—	—	(2,749,199)	(2,749,199)

Balance, December 31, 2002		20,235,847	$20,236	$389,875	$7,133,081	$(1,572,060)	$(7,851,545)	$(1,880,413)

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2002

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	since
	2002	2001	inception
Cash flows from operating activities
Net loss	$(2,749,199)	$(2,735,013)	$(7,851,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Fair value of options issued for services	—	142,318	642,318
Issuance of common stock for services	860,000	2,042,571	3,309,854
Amortization of deferred compensation	891,182	191,667	1,082,849
Depreciation	492	35	527
Changes in operating liabilities:
Income taxes payable	1,089	1,169	4,927
Accrued expenses	198,882	184,475	436,669

Net cash used in operating activities	(797,554)	(172,778)	(1,869,401)

Cash flows from investing activities
Purchase of property and equipment	(19,860)	(1,041)	(20,901)

Net cash used in investing activities	(19,860)	(1,041)	(20,901)

Cash flows from financing activities
Increase in payables to related parties	528,472	21,000	549,472
Advances from founding executive officer	—	159,375	517,208
Issuance of common stock for cash	—	—	541,236
Cash received for common stock to be issued	389,875	—	389,875

Net cash provided by financing activities	918,347	180,375	1,997,791

Net increase in cash	100,933	6,556	107,489
Cash, beginning of period	6,556	—	—

Cash, end of period	$107,489	$6,556	$107,489

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2002

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	since
	2002	2001	inception
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$—	$—	$—

Income taxes	$—	$—	$—

Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation from stock options issued for services	54,909	2,600,000	2,654,909
Purchase of property and equipment financed by advance from related party	3,550	—	3,550

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001

1.	Description of business, significant matters and prior period corrections

          Description of business

Save the World Air, Inc. (the “Company”) was incorporated in Nevada on February 18, 1998 under the name Mandalay Capital Corp. The Company changed its name to Save the World Air, Inc. on February 11, 1999 following the signing of an agreement by and between the Company and Jeffrey Alan Muller, the Company’s founding executive officer and director, with respect to the Company’s purchase of the Zero Emission Fuel-Saving Device (the “Agreement”). Under the terms of the Agreement, the Company issued 5,000,000 shares of its common stock to Mr. Muller and agreed to pay him a total of $500,000 for the marketing and distribution rights of the device, and a $10 royalty for every unit of the device sold (see additional discussion in the Significant Matters and prior period corrections section of this note). The Company acquired the worldwide exclusive manufacturing, marketing and distribution rights for the Zero Emission Fuel-Saving Device (“ZEFS”) by entering into the Agreement. The ZEFS is a product, which is fitted to an internal combustion engine and is expected to reduce carbon monoxide hydrocarbons and toxic exhaust emissions. The ZEFS is currently undergoing testing to determine the achievable levels of reduced emissions and commercial viability.

          Significant matters

On December 19, 2001, the Securities and Exchange Commission (“SEC”) filed civil charges in federal district court in New York, New York, against the Company, Mr. Muller, and others associated with the promotion of Company stock sales, alleging that they engaged in a fraudulent scheme to manipulate the market for the Company’s stock.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

1.	Description of business and significant matters and prior period corrections - Continued

          Significant matters — Continued

The SEC’s complaint alleges that from at least February 1999 through at least April 2001, the Company and Mr. Muller carried out a fraudulent promotional campaign using press releases, Internet postings, an elaborate Internet website, and televised media events to disseminate false and materially misleading information about the Company’s product and commercial prospects. The complaint also alleges that the Company’s and Mr. Muller’s actions led to the artificial inflation of the price and trading volume of the Company stock, causing its market capitalization to be as much as $218,728,062. The promotional information distributed by the Company and Mr. Muller included: (1) announcements of significant licensing agreements and other important business developments, and (2) announcements concerning public automotive demonstrations that purportedly proved or would prove that the ZEFS materially reduces emissions and improves fuel economy in motor vehicles. The complaint further alleges that the purported licensing agreements and other purported business events simply did not exist, and the then current ZEFS demonstrations did not prove that the ZEFS actually worked as represented. At the same time that he publicly promoted the Company, Mr. Muller privately sold millions of shares of the Company’s restricted stock that, if sold at then-prevailing market prices, would have provided him with over $9 million in personal profits. He concealed these sales by failing to disclose in SEC filings, as required, any changes in his beneficial ownership in the Company. The SEC complaint also states that the Company and Mr. Muller made at least nine SEC filings that contain false financial statements and disclosures.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

1.	Description of business and significant matters and prior period corrections - Continued

          Significant matters — Continued

In October 2001, Edward Masry became the Company’s new President and Chief Executive Officer. Because of the nature and scope of the SEC’s allegations regarding the Company’s financial statements and SEC filings, Masry has assembled a new management team and newly constituted board of directors for the Company, in addition to selecting new independent auditors and corporate counsel.

The Company entered into discussions with the SEC concerning the SEC’s complaint and negotiated a consent order in which it agreed, among other terms, to observe all securities laws. Based upon this consent order and related judgment, the proceedings against the Company were terminated. The Company has since caused an investigation into the facts and circumstances surrounding the allegations in the SEC’s complaint. Based upon review of the history leading to the filing of the complaint, the Company’s board of directors authorized the filing of cross-claims against Mr. Muller and others (including ten offshore companies) seeking disgorgement of stock obtained from the Company, to invalidate the transfer of several million shares to Mr. Muller and family members for inadequate or no consideration, rescission of stock options transferred to Mr. Muller and/or his family members, for the transfer of rights to patent claims from Mr. Muller to the Company and rescission of royalty rights held by Mr. Muller and/or his family members. Upon filing of the cross complaint, in July 2002, the Company obtained a temporary restraining order against Mr. Muller which, among other things, prohibits Mr. Muller from serving as an officer or director of the Company and enjoins Mr. Muller and others from selling, conveying, transferring or encumbering any shares which Mr. Muller controls or in which he has an interest. The Company believes the temporary restraining order may affect as many as seventeen million shares or more of the Company’s stock, in the form of issued shares and option rights.

In the course of the legal proceedings, the Company has obtained complete control over all ownership claims to the ZEFS patent rights and all royalty interests previously held and claimed by Mr. Muller and certain others.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

1.	Description of business and significant matters and prior period corrections - Continued

          Significant matters — Continued

The Company has continued to prosecute its claims and has substantially completed all pretrial procedures in preparation for the disposition of the case through dispositive pretrial motions and/or eventual trial on the merits of the claims. Based upon the substantial discovery completed and other evidence obtained to date, the Company believes there is very little risk of an adverse decision on the merits of its cross complaint.

Based on the status of current legal proceedings, the Company believes it will not have to pay $1,017,208 of advances due to Mr. Muller. The Company also believes that the option Mr. Muller holds to purchase 10,000,000 shares of the Company’s stock will be cancelled (see Note 3).

          Prior period corrections

The Company’s new management team has evaluated the results of operations since inception and has corrected certain previously reported balances and results of operations. Those corrections are reflected in the cumulative since inception amounts reported in the financial statements herein. However, the financial statements previously filed with the SEC which include the three quarterly financial statements filed for 2001, the financial statements filed for the year ended December 31, 2000, including each of the 2000 quarterly financial statements filed, the financial statements filed for the year ended December 31, 1999, and the financial statements filed for the period from inception (February 18, 1998) to December 31, 1998, have not been restated to reflect such corrections. Those corrections include, among other things, the reversal of $125,000 of revenue recorded in 1999 and the write off of $505,000 recorded as an intangible asset for the rights to the ZEFS device first reported on the balance sheet at December 31, 1999, and subsequent annual and quarterly periods ending through September 30, 2001.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

1.	Description of business and significant matters and prior period corrections - Continued

          Prior period corrections — Continued

The corrections also include adjustments of the stockholders’ equity and expense accounts to reflect the issuance of stock options to non-employees for services and certain fraudulent activity that the Company alleges was carried out by Mr. Muller. In addition to the complaints filed by the SEC, the Company has alleged that Mr. Muller sold shares of the Company’s stock and fraudulently diverted the proceeds away from the Company. The Company has alleged that Mr. Muller spent and distributed the proceeds for personal gain, and other purposes that did not benefit the Company. The actual amount of proceeds that was misappropriated has not been determined, but has been estimated by management to be $516,684 as described below. These estimated losses have been recorded in expenses in the accompanying cumulative since inception statement of operations.

In connection with the corrections, the Company analyzed all of the sales of the Company’s stock from inception until October 2001, when the new management team was put into place. It was discovered that certain of the Company’s stock sales were recorded at par value at times when the trading price of the stock was substantially higher than par. The Company believes that Mr. Muller sold the stock at prices above par and spent the proceeds for personal use and other activities that did not benefit the Company. The Company believes that most of this alleged fraudulent activity took place in 1999 when 5,267,125 shares of the Company’s stock were issued and a $571,449 increase in common stock and additional paid-in capital was reported in the Company’s financial statements. Of the 5,267,125 shares, 5,000,000 were issued to Mr. Muller, at .001 par value, 69,122 were issued for services of $49,513 and 198,003 were issued to investors for $516,936. The Company believes that the 198,003 shares were sold by Mr. Muller to the investors and that the proceeds were diverted away from the Company. The actual selling prices for some of these shares are unknown and have been estimated by the Company as described in the paragraph below. During 1999, the trading price of the Company’s stock ranged from $0.10 to $8.25, with a weighted average trading price (weighted by trading volume) of $0.85. In addition, the Company confirmed the number of shares and selling price with individual stockholders that purchased shares in 1999 private placements noting that, based on responses to confirmation inquires, the Company’s stock was sold at prices ranging from $1.00 to $6.40, with a weighted average selling price of $2.57.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

1.	Description of business and significant matters and prior period corrections - Continued

          Prior period corrections — Continued

The Company performed a search of the corporate and accounting records to determine how much cash was received for the historical issuances of the Company’s common stock, and how much the fair value of the services rendered was for stock issued for services. In certain cases, no documentation was available to support the amounts for which stock was issued for cash or services. In order to reconstruct the accounting for the Company’s equity issuances the Company employed a variety of methods to determine or estimate the value of the issuances including; written confirmation from stockholders, stockholder statements, and estimation of fair value. In instances where the Company estimated the fair value of stock issued for cash, the fair value was determined using management’s judgment and the information available, including established fair value of stock sold at a date near the issuance in question and trends in the trading price of the stock. In instances where stock was issued for services, the Company recorded the issuances based on the trading price of the stock on the date the services were performed, which was assumed to be the date the stock was issued. These corrections resulted in adjustments to the previously reported stockholders’ equity accounts and results of operations for 1999 and 2000.

The Company’s analysis of the stock transactions resulted in the determination that the loss due to Mr. Muller’s alleged fraudulent activity was in the range of approximately $400,000 to $600,000. The actual loss that should have been recorded in the 1999 financial statements is $516,684. This loss has been recorded in the cumulative since inception statement of operations presented herein. The following corrections have been made to the Company’s previously reported financial statements. The impact of these corrections is reflected in the stockholders’ deficiency and deficit accumulated during the development stage presented herein.

	December 31,
	1999	2000
Decrease in assets	(505,000)	(505,000)
Increase in additional paid in capital	566,182	1,423,603
Decrease in revenue	(125,000)	(9,980)
Increase in expenses	947,599	897,930
Increase in deficit accumulated during the development stage	1,072,599	1,980,509

The corrections of the financial statements reflect management’s best estimates of the business and financial activity for those items for which source documentation of the transactions was not available. Actual results of those transactions could differ from management’s estimates.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

2.	Summary of significant accounting policies

          Development stage enterprise

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

A team has been assembled for the research and development of the technology and potential markets for the ZEFS and to establish relationships with potential customers. Significant design work has been completed, and patent applications have been filed in 64 countries. There is no assurance that any of the filed patents will be granted. The Company is continuing in its product development efforts and several studies are underway to evaluate the effectiveness of the ZEFS in eliminating pollutants and emissions from internal combustion engines. The Company has had no sales to date. As such, the Company continues to remain a development stage enterprise. The ability of the Company to commercialize its products will depend on, among other things, the Company’s ability to demonstrate the merits of the ZEFS and develop markets and distribution channels.

          Liquidity

The Company is subject to the usual risks associated with a development stage enterprise. These risks include, among others, those associated with product development, acceptance of the product by users and the ability to raise the capital necessary to sustain operations. Since its inception, the Company has incurred significant losses. The Company anticipates increasing expenditures over at least the next year as the Company continues its product development and evaluation efforts, and begins its marketing activities. Without significant revenue increases, these expenditures will likely result in additional losses. The Company has obtained $553,022 of working capital and expense advances from related parties and $517,208 of working capital advances from its founding executive officer (see Note 3). The Company is in the process of raising additional funds and has raised $2,372,510 in 2003 through the sale of 9,484,000 shares of its common stock in private placement transactions (see Note 9).

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

2.	Summary of significant accounting policies - Continued

          Property and equipment and depreciation

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to ten years. Expenditures for major renewals and improvements that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

          Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. No impairments were recorded during the period from inception (February 18, 1998) through December 31, 2002, and the years ended December 31, 2002 and 2001.

          Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the years ended December 31, 2002 and 2001, the dilutive impact of outstanding stock options of 14,000,000 and 13,900,000, respectively, and 1,850,000 warrants in 2002 has been excluded because their impact on the loss per share is antidilutive.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

2.	Summary of significant accounting policies - Continued

          Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

          Stock-based compensation

The Company accounts for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”

The Company accounts for stock option and warrant grants issued to non-employees using the guidance of SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such option and warrant grants is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

          Business and credit concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of December 31, 2002, before adjustments for outstanding checks and deposits in transit, the Company had $205,521 on deposit with a bank. The deposits are federally insured up to $100,000.

          Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing the Company’s financial statements as described in Note 1. Actual results could differ from those estimates.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

2.	Summary of significant accounting policies - Continued

          Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accrued expenses, and payables to related parties and founding officer approximate fair value because of their short maturity as of December 31, 2002.

          Recent accounting pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3: “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. Management does not expect the adoption of SFAS No. 146 will have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. If an entity elects to adopt the recognition provisions of the fair value based method of accounting for stock-based compensation in a fiscal year beginning before December 16, 2003, that change in accounting principle shall be reported using either the (i) prospective method, (ii) the modified prospective method, or (iii) the retroactive restatement method as defined in SFAS No. 148. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Since the Company has elected to continue accounting for stock-based compensation under APB No. 25, the adoption of SFAS No. 148 has had no impact to the Company’s financial position or results of operations. The Company’s financial statement disclosures have been designed to conform to the new disclosure requirements prescribed by SFAS No. 148.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

2.	Summary of significant accounting policies - Continued

          Recent accounting pronouncements — Continued

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions of this statement for the first fiscal period beginning after December 15, 2004. The Company believes that the adoption of SFAS No. 150 will not have an impact on its financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. In December 2003, the FASB issued a revised FIN 46 “46R” that replaced the original FIN 46. FIN 46R requires identification of a company’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R.

3.	Certain relationships and related transactions

          Advances from founding executive officer

All of the marketing and manufacturing rights for the ZEFS were acquired from Mr. Muller, for 5,000,000 shares of common stock, $500,000 and a $10 royalty for each unit sold (see discussion below), pursuant to the Agreement entered into in December 1998, by and between the Company and Mr. Muller. Working capital advances in the amount of $517,208 and payment in the amount of $500,000 for marketing and distribution rights of the ZEFS are due to Mr. Muller. Such amounts are interest free and do not have any due dates for payment (see Note 1).

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

3.	Certain relationships and related transactions - Continued

          Advances from founding executive officer — Continued

In January 2000, the Company entered into an agreement offering Mr. Muller and Lynne Muller, Mr. Muller’s wife, the option to purchase 5,000,000 shares each at $0.10 per share as consideration for work performed for the Company. Mrs. Muller subsequently transferred her option to Mr. Muller.

In connection with the Company’s legal proceedings against Mr. Muller, the Company is attempting to obtain a judgment that will relieve the Company of $1,017,208, which represents all amounts due Mr. Muller. These amounts include the $500,000 due for the marketing and distribution rights of the ZEFS and the working capital advances of $517,208. As described in the Significant Matters section of Note 1, the Company has already been relieved of the $10 royalty interest that Mr. Muller held for each unit sold. In addition, the Company is also attempting to obtain a judgment that will cancel the options to purchase 10,000,000 shares granted to Mr. and Mrs. Muller, collectively. Based on the status of current legal proceedings, the Company does not believe that it will have to pay Mr. Muller the $500,000 for the rights to the ZEFS device and the $517,208 of advances. The Company also believes that the option Mr. Muller holds to purchase 10,000,000 shares of the Company’s stock will be cancelled and no longer valid.

          Due to related parties

Masry & Vititoe, a law firm in which Edward Masry is a partner, has advanced $553,022 and $21,000 as of December 31, 2002 and 2001, respectively, to the Company for working capital purposes. The advances payable to Masry & Vititoe were allocations to the Company for shared expenses, primarily payroll. These advances are unsecured, non-interest bearing, and are due on demand. These advances have subsequently been converted to common stock (see Note 9).

4.	Property and equipment

At December 31, 2002 and 2001, property and equipment consist of the following:

	December 31,	December 31,
	2002	2001
Office equipment	$24,451	$1,041
Less accumulated depreciation	(527)	(35)

	$23,924	$1,006

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

5.	Income taxes

The Company has net operating loss (NOL) carryforwards in the amount of approximately $2.3 million, which begin to expire in 2018. The deferred tax asset related to these NOL carryforwards has been fully reserved. The provision for income taxes represents the minimum state income taxes payable plus estimated penalties and interest.

The Company’s ability to utilize its NOL is dependent upon current filing status with the Internal Revenue Service (IRS) and is subject to the IRS’s statute of limitations. Currently, the Company has not filed any returns with the IRS.

A reconciliation of the Company’s tax provision to income taxes at the applicable statutory rates is shown below.

	2002	2001
Income taxes at statutory federal rate	(934,388)	(929,904)
State income taxes, net of federal benefit	(164,952)	(164,101)
Valuation allowance	1,099,680	1,094,005
Minimum state income taxes, plus penalties and interest	1,089	1,169

	$1,089	$1,169

6.	Stockholders’ deficiency

As of December 31, 2002, the Company has authorized 200,000,000 shares of its common stock, of which 20,235,847 shares were issued and outstanding and 2,305,000 shares were to be issued. As described in Note 1, estimates and judgments were used by management to determine the fair value for certain issuances of the outstanding shares. These estimates have impacted the amounts previously recorded in the 2000 and 1999 financial statements for common stock, additional paid-in capital and expenses (see Note 1).

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

6.	Stockholders’ deficiency - Continued

The Company’s significant stockholders are as follows:

	Number	Percentage
	of shares	ownership
Mr. Jeffrey Muller and controlled by Mr. Muller through beneficial ownership	8,716,710	43.1%
Mr. Edward Masry	1,000,000	4.9%
Edward Skoda	4,000,000	19.8%
Remaining stockholders	6,519,137	32.2%

	20,235,847	100.0%

In connection with the cross complaint the Company has filed against Mr. Muller, the Company is seeking various legal remedies relating to at least 7,000,000 of the 8,716,710 shares controlled by Mr. Muller (see Note 1). The Company is also seeking the rescission of options to purchase 10,000,000 shares of the Company’s stock held by Mr. Muller (see Notes 1 and 3). Management cannot predict the outcome of any of the pending matters related to the shares controlled by Mr. Muller, or if the 10,000,000 option shares will be rescinded.

In 2002, 2,150,000 shares of stock were issued to directors and officers of the Company for services rendered. The aggregate fair value of these shares on the date of issuance was $860,000, and has been recorded as compensation expense in 2002.

In November and December 2002, the Company sold 2,305,000 shares of its common stock in a series of private placement transactions. The Company received proceeds, net of offering costs, in the amount of $389,875 for the shares prior to December 31, 2002, but did not issue the stock certificates until March 20, 2003. These shares are shown as common stock to be issued in the accompanying financial statements.

In 2001, 2,439,912 shares of stock were for services rendered. The aggregate fair value of these shares on the date of issuance was $2,042,571, and has been recorded as compensation expense in 2001.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

7.	Stock options and Warrants

The Company issues stock options to employees, directors and consultants under no formal plan. Employee options vest according to the terms of the specific grant and expire from 8 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted average remaining contractual life of employee options outstanding at December 31, 2002 was 8.13 years. Stock option activity for the years ended December 31, 2001 and 2002, was as follows:

		Weighted Avg.
	Options	Exercise Price
Options outstanding, January 1, 2001	10,000,000	$0.10
Options granted	3,900,000	0.17
Options exercised	—	—
Options cancelled	—	—

Options, December 31, 2001	13,900,000	0.13
Options granted	100,000	1.00
Options exercised	—	—
Options cancelled	—	—

Options, December 31, 2002	14,000,000	$0.13

Options outstanding at December 31, 2002 and the related weighted average exercise price and remaining life information is as follows:

			Total
		Weighted	weighted		Weighted
Range of	Total	average	average		average
exercise	options	remaining	exercise	Options	exercise
prices	outstanding	life in years	price	exercisable	price
$0.10	10,000,000	N/A	$0.10	10,000,000	$0.10
0.10	3,000,000	7.83	0.10	1,000,000	0.10
0.40	750,000	9.79	0.40	250,000	0.40
0.50	150,000	4.71	0.50	150,000	0.50
1.00	100,000	9.67	1.00	100,000	1.00

$0.10-$1.00	14,000,000	8.13	$0.13	11,500,000	$0.20

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

7.	Stock options and Warrants - Continued

The 10,000,000 options exercisable at $0.10 per share in the table above are held by Mr. Muller. The options have been accounted for as employee stock options under the provisions of APB No. 25. Accordingly, no compensation expense has been recorded in the statements of operations. However, the $1,000,000 fair value of the options has been reflected in the pro forma net loss below. The 10,000,000 options do not have an expiration date and vested in 1999. For purposes of computing fair value method stock-based employee compensation expense for the 10,000,000 employee options above, a ten-year life was used in the Black-Scholes option-pricing model, as ten years is the longest term for other option grants.

          Intrinsic value of employee options

Certain employee options have been granted with exercise prices less the than fair market value of the Company’s stock at the date of grant. As the grants were to employees, the intrinsic value method, as allowed under APB No. 25, was used to calculate the related compensation expense. In 2000 and 2001, $2,600,000 and $191,667, respectively, of deferred compensation and related amortization to expense was recognized for these options. In 2002, $850,000 of employee deferred compensation was amortized and recognized as expense. The remaining deferred compensation expense will be recognized over the remaining vesting periods of the employee options through 2004.

          Non-employee warrants and options

In 2002, 1,850,000 warrants and 100,000 options were issued to non-employees. In 2001, 650,000 options were issued to non-employees. The Company estimated the combined fair values of the warrants and options for each respective year to be $684,464 and $442,316, respectively, using the Black-Scholes option-pricing model. In 2002, $629,555 of the total fair value was related to the 1,850,000 warrants issued for private placement finder’s fees. Accordingly, this amount was offset against the proceeds. The remaining $54,909 was for the 100,000 options issued for non-employee services and was recorded as deferred compensation and will be amortized to expense as the services are provided. In 2002, $41,182 was amortized to expense. In 2001, $299,998 of the total fair value was related to options issued for private placement finder’s fees. This amount was also offset against the proceeds. The remaining $142,318 was for services and was charged to expense in 2001.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

7.	Stock options and Warrants - Continued

The following table summarizes certain information about the company’s stock purchase warrants.

Weighted Avg.
	Warrants	Exercise Price
Warrants outstanding, January 1, 2001	—	$—
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding, December 31, 2001	—	—
Warrants granted	1,850,000	0.35
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding, December 31, 2002	1,850,000	$0.35

The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25 and related interpretations, and follow the pro forma disclosure requirements of SFAS No. 123. Accordingly, no compensation expense has been recognized related to the granting of stock options, except as noted above. The following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

			Cumulative
			since
	2002	2001	inception
Net loss, as reported	$(2,749,199)	$(2,735,013)	$(7,851,545)
Add: total fair value method stock-based employee compensation expense	(949,977)	(308,328)	(2,258,302)
Less: deferred compensation amortization for below market employee options	850,000	191,667	1,041,667

Pro forma net loss	$(2,849,176)	$(2,851,674)	$(9,068,183)

Pro forma loss per share	$(0.15)	$(0.18)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

7.	Stock options - Continued

The fair market value of the stock options at the grant date was estimated using the Black-Scholes pricing model with the following weighted average assumptions:

Expected life (years)	8.15
Risk free interest rate	5.57%
Volatility	289.12%
Expected dividend yield	0.00%

8.	Commitments and contingencies

          Legal matters

On December 19, 2001, the Securities and Exchange Commission (SEC) filed civil charges in the United States Federal District Court, Southern District of New York against the Company, its former President and sole director Jeffrey Muller, and others associated with the promotion of Company stock sales. The SEC complaint alleged the existence of a promotional campaign using press releases, internet postings, and elaborate website, and televised media events to disseminate false and materially misleading information as part of a fraudulent scheme to manipulate the market for stock in the Company which was controlled by Mr. Muller. On March 22, 2002, management signed a Consent to Final Judgment of Permanent Injunction and Other Relief in settlement of this action as against the corporation only, which the court approved on July 2, 2002. Under this settlement, the Company was not required to pay any fines or restitution. The SEC’s action continues against Mr. Muller and others.

On July 2, 2002, after an investigation by a newly constituted board of directors, the Company filed a cross-complaint in the SEC action against Mr. Muller and others seeking injunctive relief, disgorgement and financial restitution for a variety of acts and omissions in connection with sales of Company stock and other transactions occurring between 1998 and 2002. The Company is also seeking cancellation of such shares and Mr. Muller’s stock option agreement and royalty arrangement. Among other things, the Company alleges that Mr. Muller and certain others sold stock without consideration and without registration under federal securities laws; engaged in self-dealing and entered into various undisclosed related-party transactions; misappropriated for their own use proceeds from sales of stock; and entered into various undisclosed arrangements regarding the control, voting and disposition of their stock.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

8.	Commitments and contingencies - Continued

          Legal matters — Continued

On July 30, 2002, the U.S. Federal District Court, southern District of New York, granted the Company’s application for a preliminary injunction against Mr. Muller and others, which prevents Mr. Muller and other cross-defendants from selling, transferring, or encumbering any of the Company’s assets and property, from selling or transferring any of the Company’s stock that they may own or control, or from taking any action to injure the Company or its business and shareholders. The order also prevents Mr. Muller from exercising any control over the corporation and serving as officer or director. While management believes that the Company has valid claims, there can be no assurance that an adverse result or settlement would not have a material adverse effect on the Company’s financial position or cash flow.

In the course of the litigation, the Company has obtained control over Mr. Muller’s patent rights to the ZEFS device. Under that certain Buy-Sell Agreement with Mr. Muller dated December 29, 1998, Mr. Muller, who was listed on the ZEFS devise patent application as the inventor of the ZEFS device, granted the Company the marketing, manufacturing and distribution rights to the ZEFS device. On November 7, 2002, under the settlement with the Muller bankruptcy trustee, the trustee transferred all ownership and legal rights to this international patent application for the ZEFS device to the Company. Pursuant to this agreement, the Company is also entitled to entire royalty rights previously claimed by Mr. Muller.

The litigation against Mr. Muller and others has been pending before the Court and will be scheduled for further proceedings and final disposition by summary judgment motions within the near future. Although the outcome of these motions cannot be predicted with any degree of certainty, it is expected that the Court’s ruling will either significantly narrow the issues for any later trial or will result in a disposition of the case in a manner favorable to the Company. The Company contends that it is entitled to a judgment divesting Mr. Muller of any right to exercise option rights to 10 million shares of Company stock, the entry of an existing preliminary injection to prevent Mr. Muller from any involvement with the Company and a monetary judgment against Mr. Muller and others in the amount of several million dollars. While Company management believes that the Company has valid claims, there can be no assurance that an adverse result or settlement would not have a material adverse effect on the Company’s financial position or cash flow.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2002 AND 2001

8.	Commitments and contingencies - Continued

          Royalty agreements

The Company has entered into various royalty agreements whereby it has agreed to provide an aggregate of $0.80 per unit for each ZEFS device sold. Certain of these royalty agreements were reached in exchange for the royalty recipients’ release of their claims to the intellectual property rights to the ZEFS.

In connection with these royalty agreements, the Company has committed to issue options to purchase an aggregate of 1,000,000 shares of common stock at $1.00 per share. The options expire 10 years from the date of grant and will be granted when the Company is in full compliance with the SEC.

Also, in connection with the royalty agreements, the Company has committed to issue an aggregate of 728,000 shares of common stock according to the following schedule:

(1)	300,000 shares on April 4, 2004

(2)	300,000 shares on April 4, 2005

(3)	128,000 shares upon completion of successful ZEFS testing, as defined.

          Leases

In 2002 and 2001, the Company had no leases of any property. In October 2003, the Company subleased a portion of a building in North Hollywood, California. The lease term is from November 1, 2003 through October 31, 2005 and carries an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent is $2,000.

9.	Subsequent events

In 2003, the Company sold 9,484,000 shares of common stock for $2,372,510 in private placements.

In 2003, the Company issued warrants to purchase common stock in connection with the private placements. Warrants to purchase a total of 11,517,414 shares of common stock at $0.50 per share were issued. These warrants have a 5-year term.

In 2003, Masry and Vititoe converted $500,000 of its advances due from the Company, in the amount of $553,022, to 2,000,000 shares of common stock.

43

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Effective April 10, 2002, we approved a change in our independent public accountants for the year ended December 31, 2002, from Hoiberg Business Group, of Carrara, Queensland, Australia to Good Swartz Brown & Berns LLP.

     We did not consult with Good Swartz Brown & Berns LLP during the fiscal years ended December 31, 2000 and 2001, and the interim period from December 31, 2001 through July 30, 2002, with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was the subject of any prior disagreement between us and our previous independent accountant.

     The report of Hoiberg Business Group for the years ended December 31, 2000 and December 31, 2001 contained no adverse opinions, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2000 and 2001, and the interim period from December 31, 2001 through November 4, 2002, there were no disagreements between us and Hoiberg Business Group on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Hoiberg Business Group, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No event described in paragraph (a)(1)(iv) of Item 304 of Regulation S-B has occurred within our fiscal years ended December 31, 2000 and 2001, or the period from December 31, 2001 through April 10, 2002.

     In April 2003, the SEC promulgated that no annual or quarterly report submitted to the SEC may include financial reports audited by independent public accountants unregistered with the Public Company Accounting Oversight Board (PCAOB). Our current accountants, Good Swartz Brown & Berns LLP, recently indicated that they would not be registered with the PCAOB, and as such, they resigned as our independent public accountants. In November 2003, our Board of Directors retained Weinberg & Co., an independent accounting firm that was registered with the PCAOB.

Item 8A. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     (b)  Changes in internal control over financial reporting: There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors and Executive Officers of Registrant

     The following table sets forth information regarding our directors and executive officers as of December 31, 2003:

Name	Age	Position	Director Since

Edward L. Masry, Esq.(3)	71	Chief Executive Officer, President, Chairman of the Board	2001
Eugene E. Eichler, CPA(1)(4)	76	Chief Operating Officer, Chief Financial Officer, Treasurer and Director	2002
Bruce H. McKinnon(1)(2)(3)(4)	61	Director and Executive Vice President	2002
Nathan Shelton(4)	54	Vice President of Marketing and Distribution	N/A
Robert F. Sylk(4)	65	Director and Vice President	2001
Hon. J. Joseph Brown, AO(2)	72	Director	2002
John F. Price, PhD(2)	60	Director	2002
Joseph Helleis(1)(2)	66	Director	2002
Janice Holder(6)	57	Corporate Secretary	N/A
Jeffrey Muller(5)	50	Director	1999

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

(4)	Member of the Disclosure Committee.

(5)	On July 30, 2002, Jeffrey Muller was prohibited by court order from acting as our officer or director. See Item 3 above for a more detailed discussion.

(6)	Ms. Holder’s status as an executive officer was approved by our board of directors on November 21, 2003.

     There are no family relationships between any director and executive officer.

     Edward L. Masry, Esq. has served as our Chairman of the Board of Directors, Chief Executive Officer and President since October 2001. Mr. Masry has been a member of the law firm of Masry & Vititoe since 1986 and was Mayor of Thousand Oaks City and currently a member of the City Council. From 1960 to 1986, he was a partner of various law firms. Mr. Masry was corporate director of Merlin Olsen Porsche Audi from 1970 to 1988 and corporate director of Gabriel Olsen Volkswagen from 1969 to 1973. Mr. Masry received a J.D. from Loyola Law School, Los Angeles.

     Eugene E. Eichler, CPA has served as our Chief Operating Officer, Chief Financial Officer and Treasurer since October 2001 and as our director since May 2002. Mr. Eichler was the Chief Financial Officer and Firm Administrator of the law firm Masry & Vititoe from 1982 to October 2001. From 1974 to 1982, Mr. Eichler provided financial consulting services to Foundation for HMO’s, Acne Care Medical Clinics and Earth Foods, Inc. From 1960 to 1974, Mr. Eichler headed financial consulting services for Milburn Industries and Brown, Eichler & Company. From 1953 to 1960, he held the position of Chief Budgets and Forecasts at North American Aviation. From 1951 to 1953, Mr. Eichler held various audit positions at the Atomic Energy Commission. Mr. Eichler received a B.A. from University of Montana.

     Bruce H. McKinnon has served as our director since May 2002 and our Executive Vice-President – Business Development since December 2003. Mr. McKinnon has served as Chief Executive Officer and President of KZ Golf, Inc., an international golf equipment company, since 1994. From 1990 to 1994, he was President and Chief Executive Officer of TTL Corporation and Novaterra, Inc., environmental remediation and technology corporations. Prior to 1990, Mr. McKinnon was an owner, Chairman and Chief Executive Officer of several international trading and manufacturing corporations.

     Nathan Shelton has served as our Vice President of Marketing and Distribution since 2003. From 2002 until present, he operates his own consulting firm. He was the Chief Executive Officer and Chief Marketing Officer at K&N Engineering from 1984 to 2002 and was also Chairman of the Specialty Equipment Market Association, a trade association of automotive after market manufacturers and distributors.

     Robert F. Sylk has served as our director since October 2001 and our Vice President – Investor Relations since May 2002. He currently is one of the board of directors of the La Quinta Chamber of Commerce and Chairman of the Ambassadors Committee. From 1991 to 2003, he has served as a senior executive of Mirage Resorts. He was a delegate to the California Tourism and Trade Commission from 1994 to 1998. From 1993 to 1997, he was Senior Vice President of the Marina Del Rey Chamber of Commerce. He was a board member for the L.A. County Department of Beaches and Harbors and on the Board of the U.S.O. from 1993 to 2000. Mr. Sylk is presently a director for the Agua Caliente Casino, located in Rancho Mirage, Calif.

     Hon. J. Joseph Brown AO has served as our director since May 2002. He has served as Chairman of the Australian Tourism Task Force since 1989 and currently is a professional consultant to Service Corporation International Australia. Mr. Brown has also served as director of Macquarie Tourism and Leisure since 1990. From 1983 to 1988, Mr. Brown was Minister for Sport and Tourism for the Australian government and from 1987 to 1988 he was the Minister for the Environment. He was a member of the Olympic Bid teams for Brisbane (1992), Melbourne (1996) and the successful Sydney Bid (2000). Mr. Brown was Founding Director of the Sydney Olympic Games Organizing Committee in 1992 and the Sydney Paralympic Organizing Committee in 1998.

     John F. Price, PhD has served as our director since May 2002. He co-founded and has served as Chairman of the Board of Conscious Investing Pty Ltd., a software company, since May 2001. In June 1998, Mr. Price founded Price Value, Inc., a software company to market software that he developed. He has served as Chairman of the Board of Price Value, Inc. since 1998. Since October 1997, Mr. Price has held various teaching positions in mathematics and physics at University of New South Wales. From 1990 to 1998, he was professor and head of the Mathematics Department at Maharishi University of Management. Mr. Price received a B.Sc. and M.Sc. from the University of Melbourne and a Ph.D. from the Australian National University.

     Joseph Helleis has served as our director since May 2002. After his honorable discharge from the United States Navy in 1960, Mr. Helleis served with Citibank in New York City until 1981 where his last position was Vice President/Senior Credit Officer for the New York State Business Banking Region. From 1981 to 2000, he served in senior executive capacities as Chairman/CEO, President/CEO, and Chief Credit Officer with number of financial institutions in the southern California region. From 2000 to 2002, he was President/Chief Executive Officer with Bank of Whittier. From 2002 to present, he has been operating his own financial services consulting firm, Joseph Helleis and Associates. Mr. Helleis has an AA degree from the National Institute of Credit.

     Janice Holder has served as our Corporate Secretary since October 2001. From 1964 through 1984, Ms. Holder managed various medical facilities in Orange County. Since 1984, she has been the Office Manager for the Law Offices of Masry & Vititoe.

     Jeffrey Muller was elected as our director in February, 1999. In July 2002, he was enjoined by court order from acting as a director or officer of our corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and ten percent or greater stockholders to file reports of ownership and changes in ownership with the SEC. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to us and the representations made by the reporting persons to us, we believe that during 2002 our directors, officers and ten percent or greater stockholders complied with all filing requirements under Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

     The following table sets forth compensation information for our Chief Executive Officer and other executive officers as of the end of fiscal year 2002.

Summary Compensation Table

	Annual Compensation		Long-term Compensation

			Awards

				Securities
			Restricted	Under-	All
Name			Stock	lying	Other
and		Salary	Award(s)	Options	Compensation
Principal Position	Fiscal Year	($)(4)	($)(5)	(#)	($)

Edward L. Masry, Esq. (1)	2002	$—	$—	—	—
President and Chief	2001	—	950,000	3,000,000	—
Executive Officer	2000	—	—	—	—
Eugene Eichler, CPA (2)	2002	167,670	150,000	—	—
Chief Operating	2001	—	—	250,000	—
Officer, Chief	2000	—	—	—	—
Financial Officer and Treasurer
Janice Holder (3)	2002	28,800	15,000	—	—
Corporate Secretary	2001	—	—	—	—
	2000	—	—	—	—

(1)	Mr. Masry was appointed President and Chief Executive Officer in October 2001 at no annual salary. Prior to being appointed President and Chief Executive Officer, Mr. Masry was not an executive officer of the Company.

(2)	Mr. Eichler was appointed Chief Operating Officer, Chief Financial Officer and Treasurer in October 2001. Prior to being appointed to these positions, Mr. Eichler was not an executive officer of the Company.

(3)	Ms. Holder was appointed Corporate Secretary in October 2001 and given executive officer status in November 2003. Prior to being appointed Corporate Secretary, Ms. Holder was not an executive officer of the Company.

(4)	The law firm Masry & Vititoe, PC paid for Mr. Eichler’s and Ms. Holders’ salaries from January 1, 2002 through December 2002 pursuant to an arrangement in which we reimbursed Masry & Vititoe, PC for a portion of their respective salaries.

(5)	The number and value of vested and unvested restricted stock based upon the closing market price of the common stock at December 31, 2002 ($0.35) were as follows: Masry, 1,000,000 vested shares valued at $350,000; Eichler, 500,000 unvested shares valued at $175,000; and Holder, 50,000 unvested shares valued at $17,500. Mr. Eichler’s and Ms. Holder’s respective shares vest 12 months from their issuance on October 21, 2002. The board does not intend to pay dividends on these restricted shares.

Option Grants in Last Fiscal Year

     The following table sets forth information regarding options granted during fiscal year 2002 to each of the persons named in the Summary Compensation Table.

Potential Realizable
Value of Assumed
	Number of	Percentage of Total			Annual Rates of Stock
	Securities	Options/SARs			Price Appreciation for
	Underlying	Granted to	Exercise or		Option Term
	Options	Employees in	Base Price
Name	Granted (#)	Fiscal Year	($/Sh)	Expiration Date	5% ($)	10% ($)

Edward Masry, Esq	—	N/A	N/A	N/A	N/A	N/A
Eugene Eichler, CPA	—	N/A	N/A	N/A	N/A	N/A
Janice Holder	—	N/A	N/A	N/A	N/A	N/A

Aggregated Option Exercises in Fiscal Year 2002 and Year-End Option Values

     The following table sets forth information with respect to persons named in the Summary Compensation Table concerning exercised and unexercised options held as of December 31, 2002.

Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at Fiscal Year-End (#)		In-the-Money Options ($) (1)

Shares
Acquired
	On	Value
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Edward Masry, Esq	—	$—	2,000,000	1,000,000	$500,000	$250,000
Eugene Eichler, CPA	—	—	250,000	—	62,500	—
Janice Holder	—	—	—	—	—	—

(1)	Market value of our common stock at fiscal year-end minus the exercise price. The market value of our common stock on December 31, 2002 was $0.35 per share.

     Section 16(a) of the Securities Exchange Act requires our executive officers, directors and ten percent stockholders to file reports of ownership and changes in ownership with the SEC. Based solely on our review of such forms, we believe that all our executive officers, directors and ten percent stockholders complied with the applicable filing requirements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information regarding the beneficial ownership of our common stock as of February 29, 2004 as to (i) each of the executive officers named in the Summary Compensation Table, (ii) each director and nominee for director, (iii) each person who is known by us to own beneficially more than five percent of our outstanding common stock and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each listed stockholder is c/o Save the World Air, Inc., 5125 Lankershim Boulevard, North Hollywood, California 91601. As of February 29, 2004, there were 34,691,821 shares of common stock outstanding.

	Number of Shares of
	Common Stock	Percentage of
	Beneficially	Shares Beneficially
Name and Address of Beneficial Owner	Owned(1)	Owned(2)

Named Executive Officers and Directors
Edward L. Masry, Esq.(3)	7,000,000	17.2%
Eugene Eichler, CPA(4)	750,000	2.1%
Bruce H. McKinnon(5)	409,100	1.2%
Nathan Shelton	50,000
Robert F. Sylk	335,000	*
4143 Via Marina, #1118 Marina Del Rey, CA 90292
Hon. J. Joseph Brown, AO	250,000	*
Level 10, Westfield Towers 100 William Street Sydney NSW 2011 Australia
John F. Price, PhD	291,000	*
14/2 New McLean Street Edgecliff, NSW 2027 Australia
Joseph Helleis	250,000	*
2639 Barefoot Lane Rowland Heights, CA 91748
Janice Holder	50,000
Jeffrey Muller(6)	10,000,000	22.4%
41 Murlong Crescent, Palm Beach Queensland, Australia 4221
Five Percent Stockholders
Edward Skoda(7)	4,000,000	11.5%
1773 Nelson Street, Suite 101 Vancouver, BC Canada V6G 1M6
Cecil Kyte(8)	2,261,855	6.3%
2934 Torito Road Santa Barbara, CA 93108
All Executive Officers and Directors as a Group(9)
(10 persons)	19,385,100	38.0%

Notes

•     Less than one percent.

(1)  Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to the shares of common stock beneficially owned by them, which includes the shares of common stock that such individual has the right to acquire either currently or within 60 days of February 29, 2004, including upon the exercise of an option.

(2)  Percentage of beneficial ownership is based upon 34,691,821 shares of our common stock outstanding as of February 29, 2004. For each named person, this percentage includes common stock that such person has the right to acquire either currently or within 60 days of February 29, 2004, including upon the exercise of an option, however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)  Includes stock options to purchase 2,000,000 shares of our common stock exercisable either currently or within 60 days of February 29, 2004. Also includes 2,000,000 shares and warrants to purchase an aggregate 2,000,000 shares held by Masry & Vititoe, PC, with respect to which Mr. Masry disclaims beneficial ownership except to the extent of his proportional share therein. Mr. Masry, our Chief Executive Officer and President, is a member of Masry & Vititoe, PC, and may be deemed a beneficial owner of the shares held by such entity because of his status as a member.

(4)  Includes stock options to purchase 250,000 shares of our common stock exercisable either currently or within 60 days of February 29, 2004.

(5)  Mr. McKinnon is a participant in the KZ Golf, Inc. Defined Benefit Pension Plan, which is the owner of 9,100 shares of our common stock.

(6)  Includes stock options to purchase 10,000,000 shares of our common stock. These shares and options held by Mr. Muller are subject to pending litigation. Management has previously refused requests by Muller to exercise these options. See Item 3 above.

(7)  These shares are subject to pending litigation against Jeffrey Muller, our former Chief Executive Officer and sole director, his immediate family and various other persons and entities in the United States District Court, Southern District of New York, Case Number 01 Civ. 11586. We believe Edward Skoda acted in concert with Mr. Muller with respect to these shares.

(8)  Includes warrants to purchase 1,060,000 shares of our common stock exercisable either currently or within 60 days of February 29, 2004.

(9)  Includes shares of our common stock issuable upon exercise of stock options or warrants currently exercisable within 60 days of February 29, 2004, as well as shares held by the entity referenced in footnote 3 that is affiliated with Mr. Masry.

Item 12. Certain Relationships and Related Transactions

     During fiscal year 2002, we entered into an agreement with Mr. Masry, our Chairman of the Board, President and Chief Executive Officer, for the reimbursement of a $500,000 loan made by Masry & Vititoe, PC, of which Mr. Masry is a member, to us. In June 2003, we paid this loan in full by issuing an aggregate 2,000,000 shares at a price per share of $0.25 and warrants to purchase an aggregate 2,000,000 shares at an exercise price of $0.50 for a five-year period.

     In October 2003, we entered into a lease agreement with KZ Golf, Inc. to lease office space for our primary administrative facility. Mr. McKinnon, one of our directors is an owner of KZ Golf, Inc. See Item 2 herein for detailed information on this lease.

     See Item 3 above regarding settlement agreement with Muller bankruptcy trustee.

Item 13. Exhibits and Reports on Form 10-KSB

     The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description

3(i)(1)	Articles of Incorporation, as amended, of the Registrant.
3(ii)(1)	Bylaws of the Registrant.
10.1	Commercial Sublease between the Registrant and KZ Golf, Inc., dated October 16, 2003.
10.2	General Tenancy Agreement between the Registrant and Autumlee Pty Ltd., dated November 15, 2003.
10.3(2)	Agreement between the Registrant and RAND, dated December 13, 2002.
10.3(a)*	Agreement between the Registrant and RAND, dated May 7, 2003.
10.4(3)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.5(3)	Assignment and Bill of Sale between Pro Hart and the Registrant dated May 28, 2002.
31.1	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)–15(e) or Rule 15(d)–15(e).
31.2	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)–15(e) or Rule 15(d)–15(e).

*	Confidential Treatment Requested.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.

(2)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.

(3)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.

     We filed two reports on Form 8-K during the last quarter of the fiscal year ending December 31, 2002, in which we reported a letter to the stockholders from our CEO on our settlement with Pro Hart and Jeffrey Muller’s bankruptcy trustee on November 12, 2002, and our agreement with RAND on December 30, 2002.

Item 14. Principal Accountant Fees and Services

     Weinberg & Co. was first appointed in fiscal year 2003 but audited our financial statements for fiscal years 2002 and 2001.

Fees Billed by Weinberg & Co. During Fiscal Years 2002 and 2001

     There were no fees billed to us during fiscal year 2002 by Weinberg & Co., an independent accounting firm that our board of directors recently retained to provide only audit services.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SAVE THE WORLD AIR, INC.

Date: March 25, 2004	By:	/s/ EDWARD L. MASRY

Edward L. Masry, Esq., Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities listed below on March 25, 2004.

Name	Title
/s/ EDWARD L. MASRY Edward L. Masry, Esq.	Chief Executive Officer and Chairman of the Board

/s/ EUGENE E. EICHLER Eugene E. Eichler, CPA	President, Chief Financial Officer, Treasurer and Director

/s/ BRUCE H. MCKINNON Bruce H. McKinnon	Executive Vice President — Business Development, Chief Operating Officer and Director

/s/ ROBERT F. SYLK Robert F. Sylk	Director

/s/ JOHN BROWN Hon. J. Joseph Brown, AO	Director

/s/ JOHN F. PRICE John F. Price, PhD	Director

/s/ JOSEPH HELLEIS Joseph Helleis	Director