Form 10KSB
period 2003-12-31
SAVE THE WORLD AIR INC
filed 2004-04-15
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

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

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $57.3 million as of March 31, 2004, based upon the closing price on the Pink Sheets reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2004 was 34,691,821 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

SAVE THE WORLD AIR, INC.

FORM 10-KSB

PART I

Item 1. Business

Special Cautionary Note Regarding Forward-Looking Statements

     This Annual Report on Form 10-KSB (Annual Report) contains forward-looking statements. These forward-looking statements include predictions regarding our future:

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

Background

     Our principal business focus currently rests with development and distribution of a device designed to solve the complex problems caused by automobile pollution. Throughout the past few years, we have designed and tested multiple versions of the ZEFS device for use on carbureted and fuel injection gasoline engines and are currently in the process of adapting this technology to work on engines that use diesel fuels.

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

     Because of the complexity and enormity of the task of designing ZEFS variants to fit every make and model of car manufactured over the past twenty years, we intend to rely heavily on the cooperation of the major auto-makers to support this function, including engineering, marketing, and installation of the device. Additionally, we are cognizant that in order to preserve the integrity of the warranties provided to car owners by the manufacturers, these manufacturers must be involved in the process of designing and installing the ZEFS device on legacy vehicles. We envision that a cooperative venture between car makers and us will result in the most optimal mechanism for the installation of ZEFS on the greatest percentage of cars possible, through agreements between the company, the auto makers and their dealerships. This approach to the distribution of the ZEFS device to the after market assures compatibility with the original design specifications of the auto makers and facilitates the continued manufacturer endorsement of the new car warranty program. We envision entering into a revenue sharing arrangement is planned, between us, the automobile makers, and their licensed dealers, to assure equitable returns for all entities relative to the distribution of the ZEFS device to the automobile after market.

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

Intellectual Property and Royalties

     In December 1998, Jeffrey Muller transferred to the Company all of the marketing and manufacturing rights to the ZEFS technology in exchange for 5,000,000 shares of our common stock, $500,000 and $10 royalty for each unit sold. In November 2002, under our settlement with the Muller bankruptcy trustee, the trustee transferred all ownership and legal rights to the international patent application for the ZEFS device to us. In exchange for these rights, we gave the bankruptcy trustee an option to purchase 500,000 shares of our common stock at $1.00 share and $0.20 royalty on each device we sell. See “Item 3. Legal Proceedings” and Note 1 to Notes to Financial Statements” below.

     In May 2002, we settled a dispute with Kevin “Pro” Hart, who claimed proprietary rights to the ZEFS technology. He assigned to us all rights to the ZEFS technology in exchange for an option to purchase 500,000 shares of our common stock at $1.00 share and $0.20 royalty on each device we sell. Mr. Hart currently serves as a member of our Advisory Board. See “Advisory Board” below.

     We obtained the patent application for the ZEFS device (PCT/AU1/00585) filed originally by Jeff Muller in Australia in May 2000. The International Filing Application for our ZEFS technology was filed on May 19, 2001 (Official No. 10/275946) [PCT/AU1/00585] and modified as ZEFS Mark II on July 9, 2003. If approved, the duration of the patent is 20 years from the date the original application was filed. We are unable to state at this time how long the United States patent review process will take and is unable to give any assurances that the patent will be granted. Prior to the issuance of such patent, we relied solely on trade secrets, proprietary know-how and technological innovation to develop our technology and the designs and specifications for the ZEFS technology. Overall, we have applied for a patent on an international basis in approximately 64 countries worldwide.

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

Research and Development

     We have established a research and development facility in Queensland, Australia. We have purchased test vehicles, test engines and testing equipment. We have completed testing on ZEFS devices for the VW Beetle and Ford Mustangs, which has been provided to RAND for evaluation. Through 2003, we have continued research on devices for the two and four-stroke engines and thin line two and four barrel carbureted devices. We have expanded research and development to include applications of the ZEFS technology to diesel engines, motorbikes and boats. No proceeds were spent on research and development prior to 2002. We spent $202,470 on research and development in fiscal year 2002 and $672,000 in fiscal year 2003.

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

     Sir Jack Brabham, Triple Formula One World Champion and Twice Formula One World Constructors Champion, is an expert in the areas of racing car design.

     Erin Brockovich Ellis, Director of Environmental Research, Masry and Vititoe, P.C. Ms. Ellis is an environmental activist and a research expert with respect to complex environmental matters.

     Kevin “Pro” Hart, is a famous Australian artist and inventor of the “ZEFS” device.

     Jack Reader, Ph.D., Director, BIFS Technologies Corporation. Mr. Reader is a systems engineer and an expert in business management and energy conservation.

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

Executive Officers

     The following table sets forth certain information regarding our executive officers as of December 31, 2003:

Name	Age	Position

Edward L. Masry, Esq.	71	Chairman of the Board, Chief Executive Officer and President
Eugene E. Eichler, CPA	76	Chief Operating Officer, Chief Financial Officer and Treasurer
Bruce H. McKinnon	61	Executive Vice President of Business Development
Nathan Shelton	54	Vice President of Marketing and Distribution
Robert F. Sylk	65	Vice President
Janice Holder	57	Corporate Secretary

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

     Bruce H. McKinnon has served as a director since May 2002 and our Executive Vice-President of Business Development since December 2003. Mr. McKinnon has served as Chief Executive Officer and President of KZ Golf, Inc., an international golf equipment company, since 1994. From 1990 to 1994, he was President and Chief Executive Officer of TTL Corporation and Novaterra, Inc., environmental remediation and technology corporations. Prior to 1990, Mr. McKinnon was an owner, Chairman and Chief Executive Officer of several international trading and manufacturing corporations.

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

     Robert F. Sylk has served as a director since October 2001 and our Vice President of Investor Relations since May 2002. He currently is one of the board of directors of the La Quinta Chamber of Commerce and Chairman of the Ambassadors Committee. From 1991 to 2003, he has served as a senior executive of Mirage Resorts. He was a delegate to the California Tourism and Trade Commission from 1994 to 1998. From 1993 to 1997, he was Senior Vice President of the Marina Del Rey Chamber of Commerce. He was a board member for the L.A. County Department of Beaches and Harbors and on the Board of the U.S.O. from 1993 to 2000. Mr. Sylk is presently a director for the Agua Caliente Casino, located in Rancho Mirage, Calif.

     Janice Holder has served as our Corporate Secretary since October 2001. From 1964 through 1984, Ms. Holder managed various medical facilities in Orange County. Since 1984, she has been the Office Manager for the Law Offices of Masry & Vititoe.

Risk Factors

     We expect to incur future losses and may not be able to achieve profitability.

     We have not yet generated any revenue from operations and, accordingly, we have incurred net losses every year since our inception in 1998. Although we expect to generate revenue eventually from sales of our ZEFS device, we anticipate net losses and negative cash flow to continue for the foreseeable future. We expect that our operating expenses will increase significantly in the near term, due in part to significant investments we intend to make in research and development. Consequently, we will need to generate significant additional revenue to achieve profitability. Although our management is optimistic that we will generate additional revenue, we may not be able to operate profitability. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

     We will need additional capital to meet our operating needs, and we cannot be sure that additional financing will be available.

     As of December 31, 2003, our primary business goal requires an investment of approximately $450,000 per quarter and our current resources will be sufficient to fund operations through June 30, 2004. We will require additional capital in order to operate beyond this date. Our management is cautiously optimistic that, given our recent private financing and discussions with potential capital sources, it will be successful in obtaining funds. However, additional capital may not be available on favorable terms to us, or at all. If we cannot obtain needed capital, our research and development, manufacturing and marketing plans, business and financial condition and our ability to reduce losses and generate profits are likely to be materially and adversely affected.

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

     Any future revenues are unpredictable, and our operating results are likely to fluctuate from quarter to quarter.

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

     A large portion of our expenses, including expenses for our facilities, equipment and personnel, is relatively fixed and not subject to significant reduction. In addition, we plan to increase operating expenses significantly in 2004 as we increase our research and development, production and marketing activities. Although we expect to generate revenues from sales of our products in the future, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

     Our capitalization is uncertain, and the value of our shares may be diluted.

     Stock purchase options for 10,000,000 shares issued to our former director and CEO, Jeffrey Muller, and others are subject to ongoing litigation. In addition, there are more than 8,700,000 shares outstanding which we believe are owned or controlled by Jeffrey Muller and which are also the subject of litigation. We are optimistic that the court to order the cancellation of all these shares. If we are unsuccessful in our litigation to void the 10,000,000 options, the larger number of outstanding shares from exercising these stock options and shares will result in substantial dilution of the value of our shares.

     If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve profitability.

     Our future success is substantially dependent on the efforts of our senior management, particularly Edward L. Masry, Eugene Eichler, Bruce McKinnon, and Nathan Shelton. The loss of the services of members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel. There is intense competition among specialized automotive companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit key marketing, scientific and technical personnel, the growth of our business could be substantially impaired. We do not maintain key man insurance for any of these individuals.

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

     On May 28, 2002, in settlement of Kevin Charles “Pro” Hart’s challenge to our rights to the ZEFS international patent application, Mr. Hart assigned all his patent rights to us in exchange for certain stock options and other consideration. This settlement with Mr. Hart effectively was subject to our resolution of Mr. Muller’s claims to the ZEFS international patent application. We have obtained a preliminary injunction prohibiting Mr. Muller, among others, from selling, transferring or encumbering, among other things, all interest he or his wife, Lynn Muller, may have in the pending patent rights of the ZEFS device. This litigation remains ongoing. However, we have reached a settlement with the bankruptcy trustee for the estate of Mr. Muller and his wife, transferring all ownership and legal rights to the international patent application for the ZEFS device.

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

Item 2. Properties

     Our principal administrative facility is located in approximately 1,000 square feet of leased office space in North Hollywood, California. We sublease this space from KZ Golf, Inc., pursuant to a lease we entered into on October 16, 2003. The rent is $2,000 per month and is renewable, at our option, for an additional two-year term at $2,200 per month. One of our directors, Bruce H. McKinnon, is an owner of KZ Golf, Inc. The sublease of this facility will expire on October 31, 2005, with an option to extend the term for 24 months. We believe that our present North Hollywood facility is adequate for our current and planned administrative activities.

     Our research and development facility located in Queensland, Australia is leased. We entered into the lease for this facility on November 15, 2003 and the lease is for a term of two years. The rent is AUD$1,292 (approximately US$1,000) per month and is renewable, at our option, for an additional two-year term at an increase of the greater of 5% or the increase in the then-current Australian consumer price index.

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

Item 3. Legal Proceedings

     On December 19, 2001, the Securities and Exchange Commission (SEC) filed civil charges in the United States Federal District Court, Southern District of New York, against us, our former President and then sole director Jeffrey Muller, and others, alleging that we and the other defendants were engaged in a fraudulent scheme to promote our stock. The SEC complaint alleged the existence of a promotional campaign using press releases, Internet postings, an elaborate website, and televised media events to disseminate false and materially misleading information as part of a fraudulent scheme to manipulate the market for stock in our corporation, which was then controlled by Mr. Muller. On March 22, 2002, we signed a Consent to Final Judgment of Permanent Injunction and Other Relief in settlement of this action as against the corporation only, which the court approved on July 2, 2002. Under this settlement, we were not required to pay any fines or restitution. The SEC’s action continues against Mr. Muller and others.

     On July 2, 2002, after an investigation by our newly constituted board of directors, we filed a cross-complaint in the SEC action against Mr. Muller and others seeking injunctive relief, disgorgement and financial restitution for a variety of acts and omissions in connection with sales of our stock and other transactions occurring between 1998 and 2002. We are also seeking cancellation of such shares and Mr. Muller’s stock option agreement and royalty arrangement. Among other things, we allege that Mr. Muller and certain others sold stock without consideration and without registration under federal securities laws; engaged in self-dealing and entered into various undisclosed related-party transactions; misappropriated for their own use proceeds from sales of our stock; and entered into various undisclosed arrangements regarding the control, voting and disposition of their stock.

     On July 30, 2002, the U.S. Federal District Court, Southern District of New York, granted our application for a preliminary injunction against Mr. Muller and others, which prevents Mr. Muller and other cross-defendants from selling, transferring, or encumbering any of our assets and property, from selling or transferring any of our stock that they may own or control, or from taking any action to injure us or our business and shareholders. The order also prevents Mr. Muller from exercising any control over our corporation and serving as an officer or director of our company. While we believe that we have valid claims, there can be no assurance that an adverse result or settlement would not have a material adverse effect on our financial position or cash flow.

     In the course of the litigation, we have obtained control over Mr. Muller’s patent rights to the ZEFS device. Under a Buy-Sell Agreement between Jeffrey Muller and us dated December 29, 1998, Mr. Muller, who was listed on the ZEFS devise patent application as the inventor of the ZEFS device, granted us the marketing, manufacturing and distribution rights to the ZEFS device. In conjunction with these proceedings, a settlement agreement was reached whereby the $10 per unit royalty previously due to Mr. Muller was terminated and replaced with a $.20 per unit royalty payable to the bankruptcy trustee. On November 7, 2002, under our settlement with the Muller bankruptcy trustee, the trustee transferred all ownership and legal rights to this international patent application for the ZEFS device to us.

     The litigation against Mr. Muller and others has been pending before the Court and will be scheduled for further proceedings and final disposition by summary judgment motions within the near future. Although the outcome of these motions cannot be predicted with any degree of certainty, we are optimistic that the Court’s ruling will either significantly narrow the issues for any later trial or will result in a disposition of the case in a manner favorable to the company. We contend that we are entitled to a judgment canceling all of the approximately 8,716,710 shares of our common stock which we believe are controlled, directly or indirectly, by Mr. Muller, divesting Mr. Muller of any right to exercise options for 10,000,000 shares of our stock, the entry of an existing preliminary injunction to prevent Mr. Muller from any involvement with the company and a monetary judgment against Muller and others in the amount of several million dollars. While we believe that we have valid claims, there can be no assurance that an adverse result or settlement would not have a material adverse effect on our financial position or cash flow.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Our common stock is traded on the Pink Sheets under the symbol “ZERO.” The following table sets forth the high and low closing prices of the common stock for the quarters indicated as quoted on the Pink Sheets.

	2002		2003

	High	Low	High	Low

First Quarter	$0.78	$0.15	$0.55	$0.30
Second Quarter	$0.65	$0.25	$0.70	$0.33
Third Quarter	$0.70	$0.20	$0.95	$0.40
Fourth Quarter	$0.58	$0.30	$2.50	$0.85

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

     In 2003, 11,517,414 warrants were issued to investors and non-employees. In 2002, 1,850,000 warrants and 100,000 options were issued to non-employees. In 2003, $8,933,483 of the total fair value of $10,173,653 was related to 9,434,000 warrants issued to private placement investors; $1,190,519 was related to the 2,000,000 warrants issued in connection with a related party debt settlement; and $49,651 was related to the 83,414 warrants issued in connection with payment for legal services. In 2002, $629,555 of the total fair value of $684,464 was related to warrants issued for private placement finder’s fees. This amount was offset against the proceeds from the private placements, resulting in net proceeds to us of $54,909 for this transaction.

     The issuances of shares and warrants described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 (the “Act”), as amended. We made no public solicitation in connection with the issuances of the above-mentioned securities. We relied on representation from the recipients of the securities that they purchased the securities for investment only and not with a view to any distribution thereof and that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.

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

Overview

     The company is a development stage company that has not yet commenced operations and does not generate revenue. The company’s current focus is on research and development of proprietary devices that can be installed on motor vehicles and which are designed to reduce harmful emissions, improve fuel efficiency and improve performance. Our prototype device is called “ZEFS”. We have devoted the bulk of our efforts to complete the design and development of our production models and raise the financing required to do so and fund our expenses.

     We anticipate that these efforts will continue for at least the rest of 2004. We anticipate that we will begin limited marketing of our ZEFS device in late 2004. However, we do not envision generating any revenue in 2004. We anticipate that we will need to raise additional capital by the middle of 2004 to fund continuing research and development activities and meet our operating expenses.

Results of Operation

     To date, we have not generated any revenues and our business is in the development stage. We have focused our efforts on verifying and developing the ZEFS device. We expect to begin marketing the ZEFS device by the end of the fourth quarter of 2004.

     Our operating costs and expenses consist primarily of research and development expenses and general and administrative expenses. We expect our operating costs to increase once we begin to manufacture and market the ZEFS device. Our research and development expenses include contractual payments to RAND, consultants’ fees, capital expenditures, cost of services and supplies We expect our research and development costs to increase as we continue to develop the ZEFS device and new applications of our technology.

     Our general and administrative expenses include compensation expenses related to executive and other administrative personnel, facility lease, the costs of our insurance and legal and accounting support. We expect our general and administrative expenses to increase as we expand our infrastructure in support of our anticipated increased operations.

     We had a net loss of $2,476,063 for the year ended December 31, 2003, compared to a net loss of $2,749,199 for the year ended December 31, 2002. We expect an increase in net loss through 2004 attributable to increased general and administrative expenses and commencement of marketing, without the benefit of any revenue.

Liquidity and Capital Resources

     We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of December 31, 2003 we had cash of $926,052 and an accumulated deficit of $10,327,608 million. Our 2003 negative operating cash flows were funded primarily through a private financing that we commenced in November 2002. We anticipate additional operating losses, which may increase, through at least 2004 as we expand our research and development program and commence marketing of the ZEFS device.

     We believe that we have sufficient cash to fund our operations through June 30, 2004. Thereafter, we will need to raise additional capital or incur new debt to fund our operations. We believe that exercises of in-the-money options and warrants, with various expiration dates during 2004, will provide sufficient proceeds to meet our capital requirements through at least the end of 2004. In addition, we are actively exploring additional sources of financing. However, there can be no assurance that additional equity or debt financing will be available or available on terms favorable to the company. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of, or eliminate, our research and development programs, reduce any marketing activities or relinquish rights to technologies that we might otherwise seek to develop or commercialize.

Capitalization

     In the SEC action against Jeffrey Muller and others, we seek, among other relief, the cancellation of all shares of our common stock controlled, directly or indirectly, by Mr. Muller and his affiliates, options to purchase an additional 10,000,000 shares of our common stock, and Mr. Muller’s original royalty agreement. See “Item 3, Legal Proceedings.” The cancellation of these shares and options would have a significant positive effect on our capitalization.

Critical Accounting Policies and Estimates

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

Item 7. Financial Statements

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

YEARS ENDED DECEMBER 31, 2002 AND 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Save the World Air, Inc.

We have audited the accompanying balance sheets of Save the World Air, Inc. (a development stage enterprise) as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended and for the period from inception (February 18, 1998) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Save the World Air, Inc. (a development stage enterprise) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended and for the period from inception (February 18, 1998) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $2,476,063, a negative cash flow from operations of $1,595,861 and a stockholders’ deficiency of $833,386. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

April 2, 2004
Boca Raton, Florida

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
Current assets
Cash	$926,052	$107,489

Total current assets	926,052	107,489

Property and equipment, net of accumulated depreciation	35,244	23,924

TOTAL ASSETS	$961,296	$131,413

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	713,580	436,669
Income taxes payable	$5,991	$4,927
Payables to related parties	57,903	553,022

Total current liabilities	777,474	994,618

Advances from founding executive officer	1,017,208	1,017,208

Commitments and contingencies
Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 34,128,261 and 20,235,847 shares issued and outstanding at December 31, 2003 and 2002, respectively	34,128	20,236
Common stock to be issued	6,250	389,875
Additional paid-in capital	10,162,177	7,133,081
Deferred compensation	(708,333)	(1,572,060)
Deficit accumulated during the development stage	(10,327,608)	(7,851,545)

Total stockholders’ deficiency	(833,386)	(1,880,413)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$961,296	$131,413

See notes to financial statements.	16

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM
INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2003

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	since
	2003	2002	inception
Net sales	$—	$—	$—
Expenses	2,475,483	2,748,110	(10,322,101)

Loss before other income	(2,475,483)	(2,748,110)	(10,322,101)
Other Income
Interest income	440	—	440

Loss before provision for income taxes	(2,475,043)	(2,748,110)	(10,321,661)
Provision for income taxes	1,020	1,089	5,947

Net loss	$(2,476,063)	$(2,749,199)	$(10,327,608)

Net loss per common share, basic and diluted	$(0.09)	$(0.15)

Weighted average common shares outstanding, basic and diluted	26,768,958	18,518,861

See notes to financial statements.	17

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2003

		Common Stock			Additional		Deficit accumulated	Total stockholders’
	Price per			Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Balance, February 18, 1998 (date of inception)		—	$—	$—	$—	$—	$—	$—
Issuance of common stock on April 18, 1998	.0015 – .01	10,030,000	10,030	—	14,270	—	—	24,300
Net loss		—	—	—	—	—	(21,307)	(21,307)

Balance, December 31, 1998 (as corrected, see Note 1)		10,030,000	10,030		14,270	—	(21,307)	2,993
Issuance of common stock on May 18, 1999	1.00 – 6.40	198,003	198	—	516,738	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	.001	5,000,000	5,000	—	—	—	—	5,000
Stock issued for professional services on May 18, 1999	0.88	69,122	69	—	49,444	—	—	49,513
Net loss		—	—	—	—	—	(1,075,264)	(1,075,264)

Balance, December 31, 1999 (as corrected, see Note 1)		15,297,125	15,297	—	580,452	—	(1,096,571)	(500,822)
Stock issued for employee compensation on February 8, 2000	1.03	20,000	20	—	20,580	—	—	20,600
Stock issued for consulting services on February 8, 2000	1.03	100,000	100	—	102,900	—	—	103,000
Stock issued for professional services on April 18, 2000	3.38	27,000	27	—	91,233	—	—	91,260
Stock issued for directors fees on April 18, 2000	3.38	50,000	50	—	168,950	—	—	169,000
Stock issued for professional services on May 19, 2000	4.06	5,000	5	—	20,295	—	—	20,300
Stock issued for directors fees on June 20, 2000	4.44	6,000	6	—	26,634	—	—	26,640
Stock issued for professional services on June 20, 2000	4.44	1,633	2	—	7,249	—	—	7,251
Stock issued for professional services on June 26, 2000	5.31	1,257	1	—	6,674	—	—	6,675
Stock issued for employee compensation on June 26, 2000	5.31	22,000	22	—	116,798	—	—	116,820
Stock issued for consulting services on June 26, 2000	5.31	9,833	10	—	52,203	—	—	52,213
Stock issued for promotional services on July 28, 2000	4.88	9,675	9	—	47,205	—	—	47,214
Stock issued for consulting services on July 28, 2000	4.88	9,833	10	—	47,975	—	—	47,985
Stock issued for consulting services on August 4, 2000	2.13	35,033	35	—	74,585	—	—	74,620
Stock issued for promotional services on August 16, 2000	2.25	25,000	25	—	56,225	—	—	56,250
Stock issued for consulting services on September 5, 2000	2.25	12,833	13	—	28,861	—	—	28,874
Stock issued for consulting services on September 10, 2000	1.50	9,833	10	—	14,740	—	—	14,750
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on November 4, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on December 20, 2000	0.50	19,082	19	—	9,522	—	—	9,541

See notes to financial statements.
18

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY - Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2003

		Common Stock			Additional		Deficit accumulated	Total stockholders’
	Price per			Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency

Stock issued for filing services on December 20, 2000	0.50	5,172	5	—	2,581	—	—	2,586
Stock issued for professional services on December 26, 2000	0.38	12,960	13	—	4,912	—	—	4,925
Other stock issuance on August 24, 2000	2.13	2,000	2	—	4,258	—	—	4,260
Common shares cancelled		(55,000)	(55)	—	(64,245)	—	—	(64,300)
Net loss		—	—	—	—	—	(1,270,762)	(1,270,762)

Balance, December 31, 2000 (as corrected, see Note 1)		15,645,935	15,646	—	1,437,873	—	(2,367,333)	(913,814)
Stock issued for consulting services on January 8, 2001	0.31	9,833	10	—	3,038	—	—	3,048
Stock issued for consulting services on February 1, 2001	0.33	9,833	10	—	3,235	—	—	3,245
Stock issued for consulting services on March 1, 2001	0.28	9,833	10	—	2,743	—	—	2,753
Stock issued for legal services on March 13, 2001	0.32	150,000	150	—	47,850	—	—	48,000
Stock issued for consulting services on April 3, 2001	0.25	9,833	10	—	2,448	—	—	2,458
Stock issued for legal services on April 4, 2001	0.25	30,918	31	—	7,699	—	—	7,730
Stock issued for professional services on April 4, 2001	0.25	7,040	7	—	1,753	—	—	1,760
Stock issued for consulting services on April 5, 2001	0.25	132,600	132	—	33,018	—	—	33,150
Stock issued for filing fees on April 30, 2001	1.65	1,233	1	—	2,033	—	—	2,034
Stock issued for filing fees on September 19, 2001	0.85	2,678	2	—	2,274	—	—	2,276
Stock issued for professional services on September 28, 2001	0.62	150,000	150	—	92,850	—	—	93,000
Stock issued for directors services on October 5, 2001	0.60	100,000	100	—	59,900	—	—	60,000
Stock issued for legal services on October 17, 2001	0.60	11,111	11	—	6,655	—	—	6,666
Stock issued for consulting services on October 18, 2001	0.95	400,000	400	—	379,600	—	—	380,000
Stock issued for consulting services on October 19, 2001	1.25	150,000	150	—	187,350	—	—	187,500
Stock issued for exhibit fees on October 22, 2001	1.35	5,000	6	—	6,745	—	—	6,751
Stock issued for directors services on November 2, 2001	0.95	1,000,000	1,000	—	949,000	—	—	950,000
Stock issued for consulting services on November 7, 2001	0.85	20,000	20	—	16,980	—	—	17,000
Stock issued for consulting services on November 20, 2001	0.98	43,000	43	—	42,097	—	—	42,140
Stock issued for consulting services on November 27, 2001	0.98	10,000	10	—	9,790	—	—	9,800
Stock issued for consulting services on November 28, 2001	0.98	187,000	187	—	183,073	—	—	183,260
Intrinsic value of options issued to employees		—	—	—	2,600,000	(2,600,000)	—	—
Fair value of options issued to non-employees for services		—	—	—	142,318	—	—	142,318

See notes to financial statements.	19

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY - Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2003

		Common Stock			Additional		Deficit accumulated	Total stockholders’
	Price per			Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency

Amortization of deferred compensation		—	—	—	—	191,667	—	191,667
Net loss		—	—	—	—	—	(2,735,013)	(2,735,013)

Balance, December 31, 2001		18,085,847	18,086	—	6,220,322	(2,408,333)	(5,102,346)	(1,272,271)
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	—	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	0.15-0.25	—	—	389,875	—	—	—	389,875
Fair value of options issued to non-employees for services		—	—	—	54,909	(54,909)	—	—
Amortization of deferred compensation		—	—	—	—	891,182	—	891,182
Net loss		—	—	—	—	—	(2,749,199)	(2,749,199)

Balance, December 31, 2002		20,235,847	20,236	389,875	7,133,081	(1,572,060)	(7,851,545)	(1,880,413)
Stock issued, previously paid for	0.15	1,425,000	1,425	(213,750)	212,325	—	—	—
Stock issued, previously paid for	0.25	880,000	880	(220,000)	219,120	—	—	—
Stock and warrants issued for cash on March 20, 2003	0.25	670,000	670	—	166,830	—	—	167,500
Stock and warrants issued for cash on April 4, 2003	0.25	900,000	900	—	224,062	—	—	224,962
Stock and warrants issued for cash on April 8, 2003	0.25	100,000	100	—	24,900	—	—	25,000
Stock and warrants issued for cash on May 8, 2003	0.25	1,150,000	1,150	—	286,330	—	—	287,480
Stock and warrants issued for cash on June 16, 2003	0.25	475,000	475	—	118,275	—	—	118,750
Stock and warrants issued for legal services on June 27, 2003	0.55	83,414	83	—	45,794	—	—	45,877
Debt converted to stock and warrants on June 27, 2003	0.25	2,000,000	2,000	—	498,000	—	—	500,000
Stock and warrants issued for cash on July 11, 2003	0.25	519,000	519	—	129,231	—	—	129,750
Stock and warrants issued for cash on September 29, 2003	0.25	1,775,000	1,775	—	441,976	—	—	443,751
Stock and warrants issued for cash on October 21, 2003	0.25	1,845,000	1,845	—	459,405	—	—	461,250
Stock and warrants issued for cash on October 28, 2003	0.25	1,570,000	1,570	—	390,930	—	—	392,500
Stock and warrants issued for cash on November 19, 2003	0.25	500,000	500	—	124,500	—	—	125,000
Finders’ fees related to stock issuances		—	—	43,875	(312,582)	—	—	(268,707)
Common stock paid for, but not issued (25,000 shares)	0.25	—	—	6,250	—	—	—	6,250
Amortization of deferred comp		—	—	—	—	863,727	—	863,727
Net loss for year ended December 31, 2003		—	—	—	—	—	(2,476,063)	(2,476,063)

Balance, December 31, 2003		34,128,261	$34,128	$6,250	$10,162,177	$(708,333)	$(10,327,608)	$(833,386)

See notes to financial statements.	20

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2003

			Cumulative
	December 31,	December 31,	since
	2003	2002	inception
Cash flows from operating activities
Net loss	$(2,476,063)	$(2,749,199)	$(10,327,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Fair value of options issued for services	—	—	642,318
Issuance of common stock for services	45,877	860,000	3,355,731
Amortization of deferred compensation	863,727	891,182	1,946,576
Depreciation	5,205	492	5,732
Changes in operating liabilities:
Income taxes payable	1,064	1,089	5,991
Accrued expenses	(35,671)	198,882	400,998

Net cash used in operating activities	(1,595,861)	(797,554)	(3,465,262)

Cash flows from investing activities
Purchase of property and equipment	(16,525)	(19,860)	(37,426)

Net cash used in investing activities	(16,525)	(19,860)	(37,426)

Cash flows from financing activities
Increase in payables to related parties	4,881	528,472	554,353
Advances from founding executive officer	—	—	517,208
Issuance of common stock for cash	2,419,818	—	3,350,929
Cash received for common stock to be issued	6,250	389,875	6,250

Net cash provided by financing activities	2,430,949	918,347	4,428,740

Net increase in cash	818,563	100,933	926,052
Cash, beginning of period	107,489	6,556	—

Cash, end of period	$926,052	$107,489	$926,052

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO
DECEMBER 31, 2003

			Cumulative
	December 31,	December 31,	since
	2003	2002	inception
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$—	$—	$—

Income taxes	$—	$—	$—

Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation from stock options issued for services	—	54,909	2,654,909
Purchase of property and equipment financed by advance from related party	—	3,550	3,550
Conversion of related party debt to equity	500,000	—	500,000

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

1.	Description of business and significant matters and prior period corrections - Continued

Significant matters - Continued

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

1.	Description of business and significant matters and prior period corrections - Continued

Significant matters - Continued

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

In conjunction with these proceedings, a settlement agreement was reached whereby the $10 per unit royalty previously due to Mr. Muller was terminated and replaced with a $.20 per unit royalty payable to the bankruptcy trustee. On November 7, 2002, under our settlement with the Muller bankruptcy trustee, the trustee transferred all ownership and legal rights to this international patent application for the ZEFS device to the Company.

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

Based on the status of current legal proceedings, the Company is optimistic that it will not have to pay $1,017,208 of advances due to Mr. Muller. The Company also is optimistic that the option Mr. Muller holds to purchase 10,000,000 shares of the Company’s stock will be cancelled (see Note 3).

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

1.	Description of business and significant matters and prior period corrections - Continued

Prior period corrections - Continued

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

The Company’s analysis of the stock transactions resulted in the determination that the loss due to Mr. Muller’s alleged fraudulent activity was in the range of approximately $400,000 to $600,000. The actual loss that should have been recorded in the 1999 financial statements is $516,684. This loss has been recorded in the cumulative since inception statement of operations presented herein. The following corrections have been made to the Company’s previously reported financial statements. The impact of these corrections is reflected in the stockholders’ deficit and deficit accumulated during the development stage presented herein.

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

2.	Summary of significant accounting policies

Development stage enterprise

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

A team has been assembled for the research and development of the technology and potential markets for the ZEFS and to establish relationships with potential customers. Significant design work has been completed, and patent applications have been filed in approximately 64 countries. There is no assurance that any of the filed patents will be granted. The Company is continuing in its product development efforts and several studies are underway to evaluate the effectiveness of the ZEFS in eliminating pollutants and emissions from internal combustion engines. The Company has had no sales to date. As such, the Company continues to remain a development stage enterprise. The ability of the Company to commercialize its products will depend on, among other things, the Company’s ability to demonstrate the merits of the ZEFS and develop markets and distribution channels.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

2.	Summary of significant accounting policies - Continued

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $2,476,063, a negative cash flow from operations of $1,595,861 and a stockholders’ deficiency of $833,386. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is subject to the usual risks associated with a development stage enterprise. These risks include, among others, those associated with product development, acceptance of the product by users and the ability to raise the capital necessary to sustain operations. Since its inception, the Company has incurred significant losses. The Company anticipates increasing expenditures over at least the next year as the Company continues its product development and evaluation efforts, and begins its marketing activities. Without revenue, these expenditures will result in additional losses. The Company has obtained $557,903 of working capital and expense advances from related parties and $517,208 of working capital advances from its founding executive officer (see Note 3). The Company raised $2,375,943 ($2,419,818 net of finder’s fees) in 2003 through the sale of approximately 9,504,000 shares of its common stock in private placement transactions.

The Company believes that it has sufficient cash to fund its operations through June 30, 2004. Thereafter, the Company will need to raise additional capital or incur new debt to fund its operations. The Company believes that exercises of in-the-money options and warrants, with various expiration dates during 2004, will provide sufficient proceeds to meet its capital requirements through at least the end of 2004. In addition, the Company is actively exploring additional sources of financing. However, there can be no assurance that additional equity or debt financing will be available or available on terms favor to the Company. If the Company is unable to obtain additional capital, it may be required to delay, reduce the scope of, or eliminate, its research and development programs, reduce any marketing activities or relinquish rights to technologies that the Company might otherwise seek to develop or commercialize.

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

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. No impairments were recorded during the period from inception (February 18, 1998) through December 31, 2003.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

2.	Summary of significant accounting policies - Continued

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the years ended December 31, 2003 and 2002, the dilutive impact of outstanding stock options of 14,000,000 and 14,000,000, respectively, and 13,367,414 warrants in 2003 has been excluded because their impact on the loss per share is antidilutive.

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

2.	Summary of significant accounting policies - Continued

Business and credit concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of December 31, 2003, before adjustments for outstanding checks and deposits in transit, the Company had $984,024 on deposit with two banks. The deposits are federally insured up to $100,000 on each bank.

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

     Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accrued expenses, and payables to related parties and founding officer approximate fair value because of their short maturity as of December 31, 2003.

Recent accounting pronouncements

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

2.	Summary of significant accounting policies - Continued

Recent accounting pronouncements - Continued

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, “ which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. In December 2003, the FASB issued a revised FIN 46 “46R” that replaced the original FIN 46. FIN 46R requires identification of a company’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R.

3.	Certain relationships and related transactions

Advances from founding former executive officer

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

3.	Certain relationships and related transactions - Continued

Advances from founding former executive officer - Continued

In January 2000, the Company entered into an agreement offering Mr. Muller and Lynn Muller, Mr. Muller’s wife, the option to purchase 5,000,000 shares each at $0.10 per share as consideration for work performed for the Company. Mrs. Muller subsequently transferred her option to Mr. Muller.

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

Due to related parties

Masry & Vititoe, a law firm in which Edward Masry is a partner, has advanced $57,903 and $553,022 as of December 31, 2003 and 2002, respectively, to the Company for working capital purposes. The advances payable to Masry & Vititoe were allocations to the Company for shared expenses, primarily payroll. These advances were unsecured, non-interest bearing, and were due on demand. In June 2003, Masry & Vititoe converted $500,000 of its advances due from the Company into 2,000,000 shares of common stock and 2,000,000 warrants (see Note 6). Mr. Masry is the Company’s Chairman of the Board and Chief Executive Officer.

Lease agreement

In October 2003, the Company entered into a lease agreement with an entity to lease office space for its primary administrative facility. A director of the Company owns the entity. (see Note 8).

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

4.	Property and equipment

At December 31, 2003 and 2002, property and equipment consist of the following:

	December 31,	December 31,
	2003	2002
Office equipment	$40,976	$24,451
Less accumulated depreciation	(5,732)	(527)

	$35,244	$23,924

Depreciation expense for the year ended December 31, 2003 and 2002 was $5,205 and $492, respectively.

5.	Income taxes

The Company has net operating loss (NOL) carryforwards in the amount of approximately $5.2 million, which begin to expire in 2018. The deferred tax asset related to these NOL carryforwards has been fully reserved. The provision for income taxes represents the minimum state income taxes payable plus estimated penalties and interest.

The Company’s ability to utilize its NOL is dependent upon current filing status with the Internal Revenue Service (IRS) and is subject to the IRS’s statute of limitations. Currently, the Company has not filed any returns with the IRS.

A reconciliation of the Company’s tax provision to income taxes at the applicable statutory rates is shown below.

	December 31,	December 31,
	2003	2002
Income taxes at statutory federal rate	$(841,861)	$(934,388)
State income taxes, net of federal benefit	(148,564)	(164,952)
Valuation allowance	990,425	1,099,340
Minimum state income taxes, plus penalties and interest	1,020	1,089

	$1,020	$1,089

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

6.	Stockholders’ deficiency

As of December 31, 2003, the Company has authorized 200,000,000 shares of its common stock, of which 34,128,261 shares were issued and outstanding, and 25,000 shares were to be issued. As described in Note 1, estimates and judgments were used by management to determine the fair value for certain issuances of the outstanding shares.

The Company’s significant stockholders are as follows:

	Number	Percentage
	of shares	ownership
Mr. Jeffrey Muller and controlled by Mr. Muller through beneficial ownership	8,716,710	25.5%
Mr. Edward Masry	3,000,000	8.8%
Edward Skoda	4,000,000	11.7%
Remaining stockholders	18,411,551	53.9%

	34,128,261	100.0%

In connection with the cross complaint the Company has filed against Mr. Muller, the Company is seeking various legal remedies relating to all of the 8,716,710 shares which the Company believes are controlled, directly or indirectly, by Mr. Muller (see Note 1). The Company is also seeking the rescission of options to purchase 10,000,000 shares of the Company’s stock held by Mr. Muller (see Notes 1 and 3). Management cannot predict the outcome of any of the pending matters related to the shares controlled by Mr. Muller, or if the 10,000,000 option shares will be rescinded.

In 2002, 2,150,000 shares of stock were issued to directors and officers of the Company for services rendered. The aggregate fair value of these shares on the date of issuance was $860,000, and has been recorded as compensation expense in 2002.

In November and December 2002, the Company sold 2,305,000 shares of its common stock in a series of private placement transactions. The Company received proceeds, net of offering costs, in the amount of $389,875 for the shares prior to December 31, 2002, but did not issue the stock certificates until March 20, 2003. These shares were shown as common stock to be issued in the 2002 financial statements and common stock issued in the 2003 financial statements.

In June 2003, the Company issued 2,000,000 shares of common stock and 2,000,000 warrants to convert $500,000 of related party debt into equity (see Note 7).

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

6.	Stockholders’ deficiency - Continued

In October 2003, the Company sold 25,000 shares of its common stock in a series of private placement transactions. The Company received proceeds, net of offering costs, in the amount of $6,250 for the shares prior to December 31, 2003, but did not issue the stock certificates until February 2, 2004. These shares are shown as common stock to be issued in the accompanying financial statements.

7.	Stock options and Warrants

The Company issues stock options to employees, directors and consultants under no formal plan. Employee options vest according to the terms of the specific grant and expire from 8 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted average remaining contractual life of employee options outstanding at December 31, 2003 was 8.13 years. Stock option activity for the years ended December 31, 2002 and 2003, was as follows:

		Weighted Avg.
	Options	Exercise Price
Options outstanding, January 1, 2002	13,900,000	$0.13
Options granted	100,000	1.00
Options exercised	—	—
Options cancelled	—	—

Options, December 31, 2002	14,000,000	0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—

Options, December 31, 2003	14,000,000	$0.13

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

7.	Stock options and Warrants - Continued

Options outstanding at December 31, 2003 and the related weighted average exercise price and remaining life information is as follows:

			Total
		Weighted	weighted		Weighted
Range of	Total	average	average		average
exercise	options	remaining	exercise	Options	exercise
prices	outstanding	life in years	price	exercisable	price
$0.10	10,000,000	N/A	$0.10	10,000,000	$0.10
0.10	3,000,000	6.83	0.10	2,000,000	0.10
0.40	750,000	8.79	0.40	750,000	0.40
0.50	150,000	3.71	0.50	150,000	0.50
1.00	100,000	8.67	1.00	100,000	1.00

$0.10-$1.00	14,000,000	7.13	$0.13	13,000,000	$0.19

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

Intrinsic value of employee options

Certain employee options were granted with exercise prices less the than fair market value of the Company’s stock at the date of grant. As the grants were to employees, the intrinsic value method, as allowed under APB No. 25, was used to calculate the related compensation expense. In 2003 and 2002, $850,000 of employee deferred compensation was amortized and recognized as expense. The remaining deferred compensation expense will be recognized over the remaining vesting periods of the employee options through 2004.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

7.	Stock options and Warrants - Continued

Non-employee warrants and options

In 2003, 11,517,414 warrants were issued to investors and non-employees. In 2002, 1,850,000 warrants and 100,000 options were issued to non-employees. The Company estimated the combined fair values of the warrants and options for each respective year to be $10,173,653 and $684,464, using the Black-Scholes option-pricing model. In 2003, $8,933,483 of the total fair value of $10,173,653 was related to 9,434,000 warrants issued to private placement investors; $1,190,519 was related to the 2,000,000 warrants issued in connection with the related party debt settlement; and $49,651 was related to the 83,414 warrants issued in connection with payment for legal services. In 2002, $629,555 of the total fair value of $684,464 was related to warrants issued for private placement finder’s fees. Accordingly, this amount was offset against the proceeds from the private placements. The remaining $54,909 was for the 100,000 options issued in 2002 for non-employee services and was recorded as deferred compensation and was amortized to expense as the services were provided. In 2003 and 2002, $13,727 and $41,182, respectively, were amortized to expense.

The following table summarizes certain information about the Company’s stock purchase warrants:

		Weighted Avg.
	Warrants	Exercise Price
Warrants outstanding, January 1, 2002	—	$—
Warrants granted	1,850,000	0.35
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding, December 31, 2002	1,850,000	0.35
Warrants granted	11,517,414	0.43
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding, December 31, 2003	13,367,414	$0.48

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

7.	Stock options and Warrants - Continued

			Cumulative
	December 31,	December 31,	since
	2003	2002	inception
Net loss, as reported	$(2,476,063)	$(2,749,199)	$(10,327,608)
Add: total fair value method stock-based employee compensation expense	(949,977)	(949,977)	(2,208,302)
Less: deferred compensation amortization for below market employee options	850,000	850,000	1,891,667

Pro forma net loss	$(2,576,040)	$(2,849,176)	$(10,644,243)

Pro forma loss per share	$(0.10)	$(0.15)

The fair market value of the stock options at the grant date was estimated using the Black-Scholes pricing model with the following weighted average assumptions:

Expected life (years)	8.15
Risk free interest rate	5.57%
Volatility	289.12%
Expected dividend yield	0.00%

8.	Commitments and contingencies

Legal matters

On December 19, 2001, the Securities and Exchange Commission (SEC) filed civil charges in the United States Federal District Court, Southern District of New York, against the Company, its former President and then sole director Jeffrey Muller, and others were engaged in a fraudulent scheme to promote the Company’s stock. The SEC complaint alleged the existence of a promotional campaign using press releases, Internet postings, and elaborate website, and televised media events to disseminate false and materially misleading information as part of a fraudulent scheme to manipulate the market for stock in the Company, which was then controlled by Mr. Muller. On March 22, 2002, management signed a Consent to Final Judgment of Permanent Injunction and Other Relief in settlement of this action as against the corporation only, which the court approved on July 2, 2002. Under this settlement, the Company was not required to pay any fines or restitution. The SEC’s action continues against Mr. Muller and others.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

8.	Commitments and contingencies - Continued

Legal matters - Continued

On July 2, 2002, after an investigation by the Company’s newly constituted board of directors, the Company filed a cross-complaint in the SEC action against Mr. Muller and others seeking injunctive relief, disgorgement and financial restitution for a variety of acts and omissions in connection with sales of Company stock and other transactions occurring between 1998 and 2002. The Company is also seeking cancellation of such shares and Mr. Muller’s stock option agreement and royalty arrangement. Among other things, the Company alleges that Mr. Muller and certain others sold stock without consideration and without registration under federal securities laws; engaged in self-dealing and entered into various undisclosed related-party transactions; misappropriated for their own use proceeds from sales of stock; and entered into various undisclosed arrangements regarding the control, voting and disposition of their stock.

On July 30, 2002, the U.S. Federal District Court, southern District of New York, granted the Company’s application for a preliminary injunction against Mr. Muller and others, which prevents Mr. Muller and other cross-defendants from selling, transferring, or encumbering any of the Company’s assets and property, from selling or transferring any of the Company’s stock that they may own or control, or from taking any action to injure the Company or its business and shareholders. The order also prevents Mr. Muller from exercising any control over the corporation and serving as an officer or director of the Company. While management believes that the Company has valid claims, there can be no assurance that an adverse result or settlement would not have a material adverse effect on the Company’s financial position or cash flow.

In the course of the litigation, the Company has obtained control over Mr. Muller’s patent rights to the ZEFS device. Under a Buy-Sell Agreement with Mr. Muller dated December 29, 1998, Mr. Muller, who was listed on the ZEFS devise patent application as the inventor of the ZEFS device, granted the Company the marketing, manufacturing and distribution rights to the ZEFS device. In conjunction with these proceedings, a settlement agreement was reached whereby the $10 per unit royalty previously due to Mr. Muller was terminated and replaced with a $.20 per unit royalty payable to the bankruptcy trustee. On November 7, 2002, under the settlement with the Muller bankruptcy trustee, the trustee transferred all ownership and legal rights to this international patent application for the ZEFS device to the Company.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

8.	Commitments and contingencies - Continued

Legal matters - Continued

The litigation against Mr. Muller and others has been pending before the Court and will be scheduled for further proceedings and final disposition by summary judgment motions within the near future. Although the outcome of these motions cannot be predicted with any degree of certainty, the Company is optimistic that the Court’s ruling will either significantly narrow the issues for any later trial or will result in a disposition of the case in a manner favorable to the Company. The Company contends that it is entitled to a judgment canceling all of the 8,716,710 shares of the Company’s Common stock which the Company believes are controlled, directly or indirectly, by Mr. Muller, divesting Mr. Muller of any right to exercise options for 10,000,000 shares of Company stock, the entry of an existing preliminary injection to prevent Mr. Muller from any involvement with the Company and a monetary judgment against Mr. Muller and others in the amount of several million dollars. While Company management believes that the Company has valid claims, there can be no assurance that an adverse result or settlement would not have a material adverse effect on the Company’s financial position or cash flow.

Royalty agreements

The Company has entered into five royalty agreements whereby it has agreed to pay from $.05 to $.25 per unit for each ZEFS device sold. Two of these royalty agreements, at $.20 per unit each, were reached in exchange for the royalty recipients’ release of their claims to the intellectual property rights to the ZEFS device.

In connection with these royalty agreements, the Company has committed to issue options to purchase an aggregate of 1,000,000 shares of common stock at $1.00 per share. The options expire 10 years from the date of grant and will be granted when the Company is in full compliance with the SEC reporting requirements.

Also, in connection with the royalty agreements, the Company has committed to issue an aggregate of 728,000 shares of common stock according to the following schedule:

300,000 shares on April 4, 2004

300,000 shares on April 4, 2005

128,000 shares upon completion of successful ZEFS testing, as defined

Leases

In 2002, the Company had no leases of any property. In October 2003, the Company subleased a portion of a building in North Hollywood, California from an entity that is owned by a director of the Company. The lease term is from November 1, 2003 through October 31, 2005 and carries an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent is $2,000 under this lease.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
YEARS ENDED DECEMBER 31, 2003 AND 2002

8.	Commitments and contingencies - Continued

Leases - Continued

The following is a schedule by years of future minimum rental payments required under the non-cancelable operating lease:

2004	$24,000
2005	20,000

$44,000

9.	Subsequent events

On March 2, 2004 the board of directors approved the 2004 Stock Option Plan. Effective January 1, 2004, the Company granted 900,000 options to purchase shares at $0.98; 193,912 options to purchase shares at $1.15; and 78,740 options to purchase shares at $1.27. All options were granted to directors or employees of the Company.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Effective April 10, 2002, our Board of Directors approved a change in our independent public accountants for the year ended December 31, 2002, from Hoiberg Business Group, of Carrara, Queensland, Australia to Good Swartz Brown & Berns LLP.

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

     In April 2003, the SEC promulgated rules that no annual or quarterly report submitted to the SEC may include financial reports audited by independent public accountants unregistered with the Public Company Accounting Oversight Board (PCAOB). Our prior accountants, Good Swartz Brown & Berns LLP, indicated that they would not be registered with the PCAOB, and as such, they resigned as our independent public accountants. On November 21, 2003, our Board of Directors approved the dismissal of Good Swartz Brown & Berns, LLP as our independent public accountant and retained Weinberg & Company, P.A.

     During the last fiscal year prior to and preceding the resignation of Good Swartz Brown & Berns, LLP and any subsequent interim period preceding such resignation, there were no disagreements with Good Swartz Brown & Berns, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Good Swartz Brown & Berns, LLP's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports; and there were no reportable events described under Item 304(a)(1)(iv) of Regulation S-B. During the last two fiscal years, Good Swartz Brown & Berns did not issue any audit reports containing a disclaimer or adverse or qualified opinion.

     We did not consult with Weinberg & Company, P.A. for the years ended December 31, 2001 and December 31, 2002 and through November 21, 2003, with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was the subject of any prior disagreement between us and our previous independent accountant.

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

PART III

     Certain information required by Part III is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders to be held on May 24, 2004 (the “Proxy Statement”).

Item 9. Directors and Executive Officers of Registrant

     The information required by this section is incorporated by reference from the section entitled “Election of Directors” in the Proxy Statement. Item 405 of Regulation S-B calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Executive Officers of the Registrant”.

Item 10. Executive Compensation

     The information required by this section is incorporated by reference from the information in the section entitled “Executive Compensation and Other Matters” in the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this section is incorporated by reference from the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

     The information required by this section is incorporated by reference from the information in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this Form 10-KSB.

(1)	Financial Statements:

Reference is made to the contents to Financial Statements of Save the World Air, Inc. under Item 7 of this Form 10-KSB.

(2)	Exhibits:

     The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description

3(i)(1)	Articles of Incorporation, as amended, of the Registrant.
3(ii)(1)	Bylaws of the Registrant.
10.1(4)	Commercial Sublease between the Registrant and KZ Golf, Inc., dated October 16, 2003.
10.2(4)	General Tenancy Agreement between the Registrant and Autumlee Pty Ltd., dated November 15, 2003.
10.3(2)	Agreement between the Registrant and RAND, dated December 13, 2002.
10.3(a)(4)*	Agreement between the Registrant and RAND, dated May 7, 2003.
10.4(3)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.5(3)	Assignment and Bill of Sale between Pro Hart and the Registrant dated May 28, 2002.
10.6†**	Consulting Agreement between Joseph Helleis and the Registrant dated December 1, 2003.
10.7†**	Employment Agreement between Edward L. Masry and the Registrant dated December 1, 2003.
10.8†**	Employment Agreement between Eugene E. Eichler and the Registrant dated December 1, 2003.
10.9†**	Employment Agreement between Bruce H. McKinnon and the Registrant dated December 1, 2003.
31.1**	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)–15(e) or Rule 15(d)–15(e).
31.2**	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)–15(e) or Rule 15(d)–15(e).

*	Confidential treatment previously requested.

**	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.

(2)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.

(3)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.

(4)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002.

(b) Reports on Form 8-K

     On November 26, 2003, we filed a report on Form 8-K, as amended, in which we reported a change of principal accountant.

Item 14. Principal Accountant Fees and Services

     The information required by this section is incorporated by reference from the information in the section entitled “Ratification of Appointment of Independent Auditors” in the Proxy Statement.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SAVE THE WORLD AIR, INC.

Date: April 13, 2004	By:	/s/ Edward L. Masry

Edward L. Masry Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities listed below on April 13, 2004.

Name	Title
/s/ Edward L. Masry Edward L. Masry	Chief Executive Officer and Chairman of the Board

/s/ Eugene E. Eichler Eugene E. Eichler	President, Chief Financial Officer, Treasurer and Director

/s/ Bruce H. McKinnon Bruce H. McKinnon	Executive Vice President of Business Development, Chief Operating Officer and Director

/s/ Robert F. Sylk Robert F. Sylk	Director

/s/ J. Joseph Brown J. Joseph Brown	Director

/s/ John F. Price John F. Price	Director

/s/ Joseph Helleis Joseph Helleis	Director

Jeffrey Muller	Director