Form 10QSB
period 2003-03-31
SAVE THE WORLD AIR INC
filed 2004-06-07
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

     The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2003 was 23,210,847 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

SAVE THE WORLD AIR, INC.

FORM 10-QSB

PART I

Item 1. Financial Statements

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

THREE MONTHS ENDED MARCH 31, 2003

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002

	March 31, 2003	December 31
	(unaudited)	2002
ASSETS
Current assets
Cash	$363,212	$107,489

Total current assets	363,212	107,489

Property and equipment, net of accumulated depreciation	22,701	23,924

	$385,913	$131,413

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS — Continued
MARCH 31, 2003 AND DECEMBER 31, 2002

	March 31, 2003	December 31,
	(unaudited)	2002
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Income taxes payable	$5,991	$4,927
Payables to related parties	612,640	553,022
Accrued expenses	544,069	436,669

Total current liabilities	1,162,700	994,618

Due to founding executive officer	1,017,208	1,017,208

Commitments and contingencies
Stockholders’ deficit
Common stock, $.001 par value: 200,000,000 shares authorized, 23,210,847 and 20,235,847 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	23,211	20,236
Common stock issuable, $.001 par value:
1,400,000 and 2,305,000 shares at March 31, 2003 and December 31, 2002, respectively	349,942	389,875
Additional paid-in capital	7,636,231	7,133,081
Deferred compensation	(1,345,833)	(1,572,060)
Deficit accumulated during the development stage	(8,457,546)	(7,851,545)

Total stockholders’ deficit	(1,793,995)	(1,880,413)

	$385,913	$131,413

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND FOR THE PERIOD FROM INCEPTION
(FEBRUARY 28, 1998) TO MARCH 31, 2003

	The three months ended		Cumulative
	March 31,	March 31,	since
	2003	2002	inception
Net sales	$—	$—	$—
Expenses	604,981	331,050	8,451,599

Net loss before provision for income taxes	(604,981)	(331,050)	(8,451,599)
Provision for income taxes	1,020	1,089	5,947

Net loss	$(606,001)	$(332,139)	$(8,457,546)

Net loss per share, basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding, basic and diluted	22,565,847	18,085,847

See notes to financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 28, 1998) TO MARCH 31, 2003

		Common Stock			Additional		Deficit accumulated	Total stockholders'
	Price per			Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Balance, February 18, 1998 (date of inception)		—	$—	$—	$—	$—	$—	$—
Issuance of common stock on April 18, 1998	.0015 - .01	10,030,000	10,030	—	14,270	—	—	24,300
Net loss		—	—	—	—	—	(21,307)	(21,307)

Balance, December 31, 1998 (as corrected, see Note 1)		10,030,000	10,030		14,270	—	(21,307)	2,993
Issuance of common stock on May 18, 1999	1.00 - 6.40	198,003	198	—	516,738	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	.001	5,000,000	5,000	—	—	—	—	5,000
Stock issued for professional services on May 18, 1999	0.88	69,122	69	—	49,444	—	—	49,513
Net loss		—	—	—	—	—	(1,075,264)	(1,075,264)

Balance, December 31, 1999 (as corrected, see Note 1)		15,297,125	15,297	—	580,452	—	(1,096,571)	(500,822)
Stock issued for employee compensation on February 8, 2000	1.03	20,000	20	—	20,580	—	—	20,600
Stock issued for consulting services on February 8, 2000	1.03	100,000	100	—	102,900	—	—	103,000
Stock issued for professional services on April 18, 2000	3.38	27,000	27	—	91,233	—	—	91,260
Stock issued for directors fees on April 18, 2000	3.38	50,000	50	—	168,950	—	—	169,000
Stock issued for professional services on May 19, 2000	4.06	5,000	5	—	20,295	—	—	20,300
Stock issued for directors fees on June 20, 2000	4.44	6,000	6	—	26,634	—	—	26,640
Stock issued for professional services on June 20, 2000	4.44	1,633	2	—	7,249	—	—	7,251
Stock issued for professional services on June 26, 2000	5.31	1,257	1	—	6,674	—	—	6,675
Stock issued for employee compensation on June 26, 2000	5.31	22,000	22	—	116,798	—	—	116,820
Stock issued for consulting services on June 26, 2000	5.31	9,833	10	—	52,203	—	—	52,213
Stock issued for promotional services on July 28, 2000	4.88	9,675	9	—	47,205	—	—	47,214
Stock issued for consulting services on July 28, 2000	4.88	9,833	10	—	47,975	—	—	47,985
Stock issued for consulting services on August 4, 2000	2.13	35,033	35	—	74,585	—	—	74,620
Stock issued for promotional services on August 16, 2000	2.25	25,000	25	—	56,225	—	—	56,250
Stock issued for consulting services on September 5, 2000	2.25	12,833	13	—	28,861	—	—	28,874
Stock issued for consulting services on September 10, 2000	1.50	9,833	10	—	14,740	—	—	14,750
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on November 4, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on December 20, 2000	0.50	19,082	19	—	9,522	—	—	9,541

See notes to financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 28, 1998) TO MARCH 31, 2003

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

See notes to financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 28, 1998) TO MARCH 31, 2003

		Common Stock			Additional		Deficit accumulated	Total stockholders’
	Price per			Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Fair value of options issued to non-employees for services		—	—	—	142,318	—	—	142,318
Amortization of deferred compensation		—	—	—	—	191,667	—	191,667
Net loss		—	—	—	—	—	(2,735,013)	(2,735,013)

Balance, December 31, 2001		18,085,847	18,086	—	6,220,322	(2,408,333)	(5,102,346)	(1,272,271)
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	—	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	0.15-0.25	—	—	389,875	—	—	—	389,875
Fair value of options issued to non-employees for services		—	—	—	54,909	(54,909)	—	—
Amortization of deferred compensation		—	—	—	—	891,182	—	891,182
Net loss		—	—	—	—	—	(2,749,199)	(2,749,199)

Balance, December 31, 2002		20,235,847	20,236	389,875	7,133,081	(1,572,060)	(7,851,545)	(1,880,413)
Common stock issued, previously paid for	0.15	1,425,000	1,425	(213,750)	212,325	—	—	—
Common stock issued, previously paid for	0.25	880,000	880	(220,000)	219,120	—	—	—
Stock issued for cash on March 20, 2003	0.25	670,000	670	—	166,830	—	—	167,500
Finders fees related to stock issuances		—	—	43,875	(95,125)	—	—	(51,250)
Common stock paid for, but not issued		—	—	349,942	—	—	—	349,942
Amortization of deferred comp		—	—	—	—	226,227	—	226,227
Net loss for three months ended March 31, 2003		—	—	—	—	—	(606,001)	(606,001)

Balance, March 31, 2003		23,210,847	$23,211	$349,942	$7,636,231	$(1,345,833)	$(8,457,546)	$(1,793,995)

See notes to financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2003

			Cumulative
	March 31,	March 31,	since
	2003	2002	inception
Cash flows from operating activities
Net loss	$(606,001)	$(332,139)	$(8,457,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Fair value of options issued for services	—	—	642,318
Issuance of common stock for services	—	—	3,309,854
Amortization of deferred compensation	226,226	212,500	1,309,075
Depreciation	1,223	52	1,750
Changes in operating liabilities:
Income taxes payable	1,064	1,089	5,991
Accrued expenses	12,276	26,799	448,945

Net cash used in operating activities	(365,212)	(91,699)	(2,234,613)

Cash flows from investing activities
Purchase of property and equipment	—	—	(20,901)

Net cash used in investing activities	—	—	(20,901)

Cash flows from financing activities
Increase in payables to related parties	59,618	87,118	609,090
Advances from founding executive officer	—	—	517,208
Issuance of common stock for cash	211,375	—	1,142,486
Common stock issuable	349,942	—	349,942

Net cash provided by financing activities	620,935	87,118	2,618,726

Net increase in cash	255,723	(4,581)	363,212
Cash, beginning of period	107,489	6,556	—

Cash, end of period	$363,212	$1,975	$363,212

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS — Continued
THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2003

			Cumulative
	March 31,	March 31,	since
	2003	2002	inception
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$—	$—	$—

Income taxes	$—	$—	$—

Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	54,909	2,654,909
Purchase of property and equipment financed by advance from related party	—	3,550	3,550

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2003

1. Organization and basis of presentation

     Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Save the World Air, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. The balance sheet as of December 31, 2002 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as amended, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2003

1. Organization and basis of presentation - Continued

Description of business

Save the World Air, Inc. (the “Company”) was incorporated in Nevada on February 18, 1998 under the name Mandalay Capital Corp. The Company changed its name to Save the World Air, Inc. on February 11, 1999 following the signing of an agreement by and between the Company and Jeffrey Alan Muller, the Company’s founding executive officer and director, with respect to the Company’s purchase of the Zero Emission Fuel-Saving Device (the “Agreement”). Under the terms of the Agreement, the Company issued 5,000,000 shares of its common stock to Mr. Muller and agreed to pay him a total of $500,000 for the marketing and distribution rights of the device, and a $10 royalty for every unit of the device sold. The Company acquired the worldwide exclusive manufacturing, marketing and distribution rights for the Zero Emission Fuel-Saving Device (“ZEFS”) by entering into the Agreement. The ZEFS is a product, which is fitted to an internal combustion engine and is expected to reduce carbon monoxide hydrocarbons and toxic exhaust emissions. The ZEFS is currently undergoing testing to determine the achievable levels of reduced emissions and commercial viability.

Significant matters

On December 19, 2001, the Securities and Exchange Commission (“SEC”) filed civil charges in federal district court in New York, New York, against the Company, Mr. Muller, and others associated with the promotion of Company stock sales, alleging that they engaged in a fraudulent scheme to manipulate the market for the Company’s stock.

The SEC’s complaint alleges that from at least February 1999 through at least April 2001, the Company and Mr. Muller carried out a fraudulent promotional campaign using press releases, Internet postings, an elaborate Internet website, and televised media events to disseminate false and materially misleading information about the Company’s product and commercial prospects. The complaint also alleges that the Company’s and Mr. Muller’s actions led to the artificial inflation of the price and trading volume of the Company stock, causing its market capitalization to be as much as $218,728,062. The promotional information distributed by the Company and Mr. Muller included: (1) announcements of significant licensing agreements and other important business developments, and (2) announcements concerning public automotive demonstrations that purportedly proved or would prove that the ZEFS materially reduces emissions and improves fuel economy in motor vehicles. The complaint further alleges that the purported licensing agreements and other purported

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2003

1. Organization and basis of presentation - Continued

Significant matters — Continued

business events simply did not exist, and the then current ZEFS demonstrations did not prove that the ZEFS actually worked as represented. At the same time that he publicly promoted the Company, Mr. Muller privately sold millions of shares of the Company’s restricted stock that, if sold at then-prevailing market prices, would have provided him with over $9 million in personal profits. He concealed these sales by failing to disclose in SEC filings, as required, any changes in his beneficial ownership in the Company. The SEC complaint also states that the Company and Mr. Muller made at least nine SEC filings that contain false financial statements and disclosures.

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
THREE MONTHS ENDED MARCH 31, 2003

1. Organization and basis of presentation - Continued

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2003

2. Net loss per share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the three months ended March 31, 2003 and the year ended December 31, 2002, the dilutive impact of outstanding stock options of 14,000,000 and 14,000,000, respectively, and 3,900,000 warrants in 2003 has been excluded because their impact on the loss per share is antidilutive.

3. New accounting pronouncements

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. If an entity elects to adopt the recognition provisions of the fair value based method of accounting for stock-based compensation in a fiscal year beginning before December 16, 2003, that change in accounting principle shall be

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2003

3. New accounting pronouncements - Continued

reported using either the (i) prospective method, (ii) the modified prospective method, or (iii) the retroactive restatement method as defined in SFAS No. 148. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Since the Company has elected to continue accounting for stock-based compensation under APB No. 25, the adoption of SFAS No. 148 has had no impact to the Company’s financial position or results of operations. The Company’s financial statement disclosures have been designed to conform to the new disclosure requirements prescribed by SFAS No. 148.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, “ which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires identification of a company’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2003

4. Certain relationships and related transactions

Due to founding executive officer

All of the marketing and manufacturing rights for the ZEFS were acquired from Mr. Muller, for 5,000,000 shares of common stock, $500,000 and a $10 royalty for each unit sold (see discussion below), pursuant to the Agreement entered into in December 1998, by and between the Company and Mr. Muller. Working capital advances in the amount of $517,208 and payment in the amount of $500,000 for marketing and distribution rights of the ZEFS are due to Mr. Muller. Such amounts are interest free and do not have any due dates for payment.

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

Due to related parties

Masry & Vititoe, a law firm in which Edward Masry is a partner, has advanced $612,640 and $553,022 as of March 31, 2003 and December 31, 2002 to the Company for working capital purposes. The advances payable to Masry & Vititoe were allocations to the Company for shared expenses, primarily payroll. These advances are unsecured, non-interest bearing, and are due on demand. These advances have subsequently been converted to common stock in the second quarter of 2003.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2003

5. Stockholders’ deficiency

As of March 31, 2003, the Company has authorized 200,000,000 shares of its common stock and 23,210,847 shares were issued and outstanding, and 1,400,000 shares were issuable. As described in Note 1, estimates and judgments were used by management to determine the fair value for certain issuances of the outstanding shares.

The Company’s significant stockholders are as follows:

	Number	Percentage
	of shares	ownership
Mr. Jeffrey Muller and controlled by Mr. Muller through beneficial ownership	8,716,710	37.6%
Mr. Edward Masry	1,000,000	4.3%
Remaining stockholders	13,494,137	58.1%

	23,210,847	100.0%

6. Stock warrants

The following table summarizes certain information about the company’s stock purchase warrants.

		Weighted Avg.
	Warrants	Exercise Price
Warrants outstanding, January 1, 2002	—	$—
Warrants granted	1,850,000	0.35
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding, December 31, 2002	1,850,000	0.35
Warrants granted	2,050,000	0.50
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding, March 31, 2003	3,900,000	$0.43

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2003

6. Stock warrants - Continued

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

			Cumulative
	March 31,	December 31,	since
	2003	2002	inception
Net loss, as reported	$(606,001)	$(2,749,199)	$(8,457,546)
Less: total fair value method stock-based employee compensation expense	(949,977)	(949,977)	(1,495,819)
Add: deferred compensation amortization for below market employee options	212,500	850,000	1,254,167

Pro forma net loss	$(1,343,478)	$(2,849,176)	$(8,699,198)

Pro forma loss per share	$(0.06)	$(0.15)

Item 2. Management’s Discussion and Analysis

     This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	research and development expenses;

•	scientific test results;

•	general and administrative expenses;

•	liquidity and sufficiency of existing cash;

•	technology;

•	the outcome of pending or threatened litigation.

     You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “expects,” “anticipates,” “believes,” “estimates,”, “continues,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

     Such statements, which include statements concerning future revenue sources and concentrations, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-QSB, that could actual results to differ materially from those projected.

     Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2002. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

     The forward-looking statements set forth in this Form 10-QSB are as of March 31, 2003, and we undertake no duty to update this information.

Overview

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and notes thereto included in Part I, Item 1 of this Form 10-QSB and the Financial Statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

      We anticipate that these research and development efforts will continue for at least the remainder of 2003. We do not envision generating any revenue in 2003. We will need to complete the current round of financing that began in November 2002, in order to raise the additional capital needed to fund continuing research and development activities and meet our operating expenses for the remainder of 2003.

Results of Operation

     To date, we have not generated any revenues and our business is in the development stage. We have focused our efforts on verifying and developing the ZEFS device.

     Our operating costs and expenses consist primarily of research and development expenses and general and administrative expenses. We expect our operating costs to increase once we begin to manufacture and market the ZEFS device, which we do not expect to occur earlier than the fourth quarter of 2004. Our research and development expenses include contractual payments to RAND Corporation, consultants’ fees, capital expenditures, cost of services and supplies We expect our research and development costs to increase as we continue to develop the ZEFS device and develop new applications of our technology.

     Our general and administrative expenses include compensation expenses related to executive and other administrative personnel, facility lease, the costs of our insurance and legal and accounting support. We expect our general and administrative expenses to increase as we expand our infrastructure in support of our anticipated increased operations, which we do not expect to occur earlier than the fourth quarter of 2004.

     We had a net loss of $606,001 for the three months ended March 31, 2003. This compares to a loss of $332,139 for the three months ended March 31, 2002. The increase in loss is primarily attributable to an increase in research and development expenses as a result of the agreement we entered into with RAND Corporation in December 2002. We expect an increase in net loss through 2003 attributable to increased general and administrative expenses and commencement of marketing.

Liquidity and Capital Resources

     We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of March 31, 2003 we had cash of $363,212 and an accumulated deficit of $8,457,546. Our 2003 negative operating cash flows were funded primarily through Masry & Vititoe, a law firm in which our Chief Executive Officer and President, Edward Masry, is a member, and a private financing that we commenced in November 2002 and is ongoing. We anticipate additional operating losses, which may increase, through at least the remainder of 2003 as we expand our research and development program without the benefit of revenue.

     We believe that we have sufficient cash to fund our operations through June 30, 2004. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to raise additional capital or incur new debt to fund our operations. However, there can be no assurance that additional equity or debt financing will be available. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of, or eliminate our research and development programs, for at least the next 12 months or relinquish rights to technologies that we might otherwise seek to develop or commercialize.

Capitalization

     In the action by the Securities and Exchange Commission (the “SEC”) against Jeffrey Muller, the founder and former sole director of the Company, and others, we seek, among other relief, the cancellation of all shares of our common stock controlled, directly or indirectly, by Mr. Muller and his affiliates, options to purchase an additional 10,000,000 shares of our common stock, and Mr. Muller’s original royalty agreement. See “Part II, Item 1, Legal Proceeding”. The cancellation of these shares and options would have a significant positive effect on our capitalization.

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

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing our financial statements as described in Note 1 of our Financial Statements. See Item 1, Part I, Financial Statements. Actual results could differ from those estimates.

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

Item 3. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     (b)  Changes in internal control over financial reporting: There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

     On December 19, 2001, the SEC filed civil charges in the United States Federal District Court, Southern District of New York, against us, our former President and then sole director Jeffrey Muller, and others, alleging that we and the other defendants were engaged in a fraudulent scheme to promote our stock. The SEC complaint alleged the existence of a promotional campaign using press releases, Internet postings, an elaborate website, and televised media events to disseminate false and materially misleading information as part of a fraudulent scheme to manipulate the market for stock in our corporation, which was then controlled by Mr. Muller. On March 22, 2002, we signed a Consent to Final Judgment of Permanent Injunction and Other Relief in settlement of this action as against the corporation only, which the court approved on July 2, 2002. Under this settlement, we were not required to pay any fines or restitution. The SEC’s action continues against Mr. Muller and others.

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

     The litigation against Mr. Muller and others has been pending before the Court and will be scheduled for further proceedings and final disposition by summary judgment motions within the near future. Although the outcome of these motions cannot be predicted with any degree of certainty, we are optimistic that the Court’s ruling will either significantly narrow the issues for any later trial or will result in a disposition of the case in a manner favorable to the company. We contend that we are entitled to a judgment canceling all of the approximately 8,716,710 shares of our common stock which we believe are controlled, directly or indirectly, by Mr. Muller, divesting Mr. Muller of any right to exercise options for 10,000,000 shares of our stock, the entry of an existing preliminary injunction to prevent Mr. Muller from any involvement with the company and a monetary judgement against Muller and others in the amount of several million dollars. While we believe that we have valid claims, there can be no assurance that an adverse result or settlement would not have a material adverse effect on our financial position or cash flow.

Item 2. Changes in Securities

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

Item 6. Exhibits and Reports on Form 8-K

     The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description

3.1(1)	Articles of Incorporation, as amended, of the Registrant.
3.2(1)	Bylaws of the Registrant.
10.1(4)	Commercial Sublease between the Registrant and KZ Golf, Inc., dated October 16, 2003.
10.2(4)	General Tenancy Agreement between the Registrant and Autumlee Pty Ltd., dated November 15, 2003.
10.3(2)	Agreement between the Registrant and RAND, dated December 13, 2002.
10.4(4)*	Agreement between the Registrant and RAND, dated May 7, 2003.
10.5(3)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.6(3)	Assignment and Bill of Sale between Pro Hart and the Registrant dated May 28, 2002.
31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)–15(e) or Rule 15(d)–15(e).
31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350.
32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)–15(e) or Rule 15(d)–15(e).

*	Confidential Treatment Requested.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.

(2)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.

(3)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.

(4)	Incorporated by reference from Registrant’s Form 10-KSB for fiscal year ended December 31, 2002.

     No reports were filed on Form 8-K during the quarterly period ending March 31, 2003.

     Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SAVE THE WORLD AIR, INC.

Date: June 6, 2004	By:	/s/ Edward L. Masry

Edward L. Masry Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Articles of Incorporation, as amended, of the Registrant.
3.2(1)	Bylaws of the Registrant.
10.1(4)	Commercial Sublease between the Registrant and KZ Golf, Inc., dated October 16, 2003.
10.2(4)	General Tenancy Agreement between the Registrant and Autumlee Pty Ltd., dated November 15, 2003.
10.3(2)	Agreement between the Registrant and RAND, dated December 13, 2002.
10.4(4)*	Agreement between the Registrant and RAND, dated May 7, 2003.
10.5(3)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.6(3)	Assignment and Bill of Sale between Pro Hart and the Registrant dated May 28, 2002.
31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)–15(e) or Rule 15(d)–15(e).
31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350.
32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)–15(e) or Rule 15(d)–15(e).

*	Confidential Treatment Requested.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.

(2)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.

(3)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.

(4)	Incorporated by reference from Registrant’s Form 10-KSB for fiscal year ended December 31, 2002.