Form 10QSB
period 2003-06-30
SAVE THE WORLD AIR INC
filed 2004-06-07
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

     The number of shares of the Registrant’s Common Stock outstanding as of June 30, 2003 was 27,919,261 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

SAVE THE WORLD AIR, INC.

FORM 10-QSB

PART I

Item 1. Financial Statements

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30, 2003	December 31,
	(unaudited)	2002
ASSETS
Current assets
Cash	$611,514	$107,489

Total current assets	611,514	107,489

Property and equipment, net of accumulated depreciation	21,478	23,924

	$632,992	$131,413

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS — Continued
JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30, 2003	December 31,
	(unaudited)	2002
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Income taxes payable	$5,991	$4,927
Payables to related parties	172,258	553,022
Accrued expenses	515,955	436,669

Total current liabilities	694,204	994,618

Due to founding executive officer	1,017,208	1,017,208

Commitments and contingencies
Stockholders’ deficit
Common stock, $.001 par value: 200,000,000 shares authorized, 27,919,261 and 20,235,847 shares issued and outstanding at June 30, 2003 and December 31, 2003, respectively	27,919	20,236
Common stock issuable, $.001 par value: 600,000 and 2,305,000 shares at June 30, 2003 and December 31, 2003, respectively	150,000	389,875
Additional paid-in capital	8,775,208	7,133,081
Deferred compensation	(1,133,333)	(1,572,060)
Deficit accumulated during the development stage	(8,898,215)	(7,851,545)

Total stockholders’ deficit	(1,078,421)	(1,880,413)

	$632,992	$131,413

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND FOR THE PERIOD FROM INCEPTION
(FEBRUARY 18, 1998) TO JUNE 30, 2003

	Three months ended		Six months ended
	June 30,		June 30,		Cumulative since
	2003	2002	2003	2002	inception
Net sales	$—	$—	$—	$—	$—
Expenses	440,669	420,241	1,045,650	751,291	8,892,268

Net loss before provision for income taxes	(440,669)	(420,241)	(1,045,650)	(751,291)	(8,892,268)
Provision for income taxes	—	—	1,020	1,089	5,947

Net loss	$(440,669)	$(420,241)	$(1,046,670)	$(752,380)	$(8,898,215)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average shares outstanding, basic and diluted	24,974,036	18,085,847	25,378,993	18,085,847

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2003

	Price per	Common Stock		Common stock	Additional paid-in	Deferred	Deficit accumulated during the	Total stockholders’ development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Balance, February 18, 1998 (date of inception)		—	$—	$—	$—	$—	$—	$—
Issuance of common stock on April 18, 1998	.0015 – .01	10,030,000	10,030	—	14,270	—	—	24,300
Net loss		—	—	—	—	—	(21,307)	(21,307)

Balance, December 31, 1998 (as corrected, see Note 1)		10,030,000	10,030		14,270	—	(21,307)	2,993
Issuance of common stock on May 18, 1999	1.00 – 6.40	198,003	198	—	516,738	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	.001	5,000,000	5,000	—	—	—	—	5,000
Stock issued for professional services on May 18, 1999	0.88	69,122	69	—	49,444	—	—	49,513
Net loss		—	—	—	—	—	(1,075,264)	(1,075,264)

Balance, December 31, 1999 (as corrected, see Note 1)		15,297,125	15,297	—	580,452	—	(1,096,571)	(500,822)
Stock issued for employee compensation on February 8, 2000	1.03	20,000	20	—	20,580	—	—	20,600
Stock issued for consulting services on February 8, 2000	1.03	100,000	100	—	102,900	—	—	103,000
Stock issued for professional services on April 18, 2000	3.38	27,000	27	—	91,233	—	—	91,260
Stock issued for directors fees on April 18, 2000	3.38	50,000	50	—	168,950	—	—	169,000
Stock issued for professional services on May 19, 2000	4.06	5,000	5	—	20,295	—	—	20,300
Stock issued for directors fees on June 20, 2000	4.44	6,000	6	—	26,634	—	—	26,640
Stock issued for professional services on June 20, 2000	4.44	1,633	2	—	7,249	—	—	7,251
Stock issued for professional services on June 26, 2000	5.31	1,257	1	—	6,674	—	—	6,675
Stock issued for employee compensation on June 26, 2000	5.31	22,000	22	—	116,798	—	—	116,820
Stock issued for consulting services on June 26, 2000	5.31	9,833	10	—	52,203	—	—	52,213
Stock issued for promotional services on July 28, 2000	4.88	9,675	9	—	47,205	—	—	47,214
Stock issued for consulting services on July 28, 2000	4.88	9,833	10	—	47,975	—	—	47,985
Stock issued for consulting services on August 4, 2000	2.13	35,033	35	—	74,585	—	—	74,620
Stock issued for promotional services on August 16, 2000	2.25	25,000	25	—	56,225	—	—	56,250
Stock issued for consulting services on September 5, 2000	2.25	12,833	13	—	28,861	—	—	28,874
Stock issued for consulting services on September 10, 2000	1.50	9,833	10	—	14,740	—	—	14,750
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on November 4, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on December 20, 2000	0.50	19,082	19	—	9,522	—	—	9,541

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2003

	Price per	Common Stock		Common stock	Additional paid-in	Deferred	Deficit accumulated during the	Total stockholders’ development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Stock issued for filing services on December 20, 2000	0.50	5,172	5	—	2,581	—	—	2,586
Stock issued for professional services on December 26, 2000	0.38	12,960	13	—	4,912	—	—	4,925
Other stock issuance on August 24, 2000	2.13	2,000	2	—	4,258	—	—	4,260
Common shares cancelled		(55,000)	(55)	—	(64,245)	—	—	(64,300)
Net loss		—	—	—	—	—	(1,270,762)	(1,270,762)

Balance, December 31, 2000 (as corrected, see Note 1)		15,645,935	15,646	—	1,437,873	—	(2,367,333)	(913,814)
Stock issued for consulting services on January 8, 2001	0.31	9,833	10	—	3,038	—	—	3,048
Stock issued for consulting services on February 1, 2001	0.33	9,833	10	—	3,235	—	—	3,245
Stock issued for consulting services on March 1, 2001	0.28	9,833	10	—	2,743	—	—	2,753
Stock issued for legal services on March 13, 2001	0.32	150,000	150	—	47,850	—	—	48,000
Stock issued for consulting services on April 3, 2001	0.25	9,833	10	—	2,448	—	—	2,458
Stock issued for legal services on April 4, 2001	0.25	30,918	31	—	7,699	—	—	7,730
Stock issued for professional services on April 4, 2001	0.25	7,040	7	—	1,753	—	—	1,760
Stock issued for consulting services on April 5, 2001	0.25	132,600	132	—	33,018	—	—	33,150
Stock issued for filing fees on April 30, 2001	1.65	1,233	1	—	2,033	—	—	2,034
Stock issued for filing fees on September 19, 2001	0.85	2,678	2	—	2,274	—	—	2,276
Stock issued for professional services on September 28, 2001	0.62	150,000	150	—	92,850	—	—	93,000
Stock issued for directors services on October 5, 2001	0.60	100,000	100	—	59,900	—	—	60,000
Stock issued for legal services on October 17, 2001	0.60	11,111	11	—	6,655	—	—	6,666
Stock issued for consulting services on October 18, 2001	0.95	400,000	400	—	379,600	—	—	380,000
Stock issued for consulting services on October 19, 2001	1.25	150,000	150	—	187,350	—	—	187,500
Stock issued for exhibit fees on October 22, 2001	1.35	5,000	6	—	6,745	—	—	6,751
Stock issued for directors services on November 2, 2001	0.95	1,000,000	1,000	—	949,000	—	—	950,000
Stock issued for consulting services on November 7, 2001	0.85	20,000	20	—	16,980	—	—	17,000
Stock issued for consulting services on November 20, 2001	0.98	43,000	43	—	42,097	—	—	42,140
Stock issued for consulting services on November 27, 2001	0.98	10,000	10	—	9,790	—	—	9,800
Stock issued for consulting services on November 28, 2001	0.98	187,000	187	—	183,073	—	—	183,260
Intrinsic value of options issued to employees		—	—	—	2,600,000	(2,600,000)	—	—

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2003

	Price per	Common Stock		Common stock	Additional paid-in	Deferred	Deficit accumulated during the	Total stockholders’ development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Fair value of options issued to non-employees for services		—	—	—	142,318	—	—	142,318
Amortization of deferred compensation		—	—	—	—	191,667	—	191,667
Net loss		—	—	—	—	—	(2,735,013)	(2,735,013)

Balance, December 31, 2001		18,085,847	18,086	—	6,220,322	(2,408,333)	(5,102,346)	(1,272,271)
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	—	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	0.15-0.25	—	—	389,875	—	—	—	389,875
Fair value of options issued to non-employees for services		—	—	—	54,909	(54,909)	—	—
Amortization of deferred compensation		—	—	—	—	891,182	—	891,182
Net loss		—	—	—	—	—	(2,749,199)	(2,749,199)

Balance, December 31, 2002		20,235,847	20,236	389,875	7,133,081	(1,572,060)	(7,851,545)	(1,880,413)
Common stock issued, previously paid for	0.15	1,425,000	1,425	(213,750)	212,325	—	—	—
Common stock issued, previously paid for	0.25	880,000	880	(220,000)	219,120	—	—	—
Stock issued for cash on March 20, 2003	0.25	670,000	670	—	166,830	—	—	167,500
Stock issued for cash on April 4, 2003	0.25	900,000	900	—	224,062	—	—	224,962
Stock issued for cash on April 8, 2003	0.25	100,000	100	—	24,900	—	—	25,000
Stock issued for cash on May 8, 2003	0.25	1,150,000	1,150	—	286,330	—	—	287,480
Stock issued for cash on June 16, 2003	0.25	475,000	475	—	118,275	—	—	118,750
Stock issued for legal services on June 27, 2003	0.55	83,414	83	—	45,794	—	—	45,877
Debt converted to stock on June 27, 2003	0.25	2,000,000	2,000	—	498,000	—	—	500,000
Finders fees related to stock issuances		—	—	43,875	(153,509)	—	—	(109,634)
Common stock paid for, but not issued		—	—	150,000	—	—	—	150,000
Amortization of deferred comp		—	—	—	—	438,727	—	438,727
Net loss for six months ended June 30, 2003		—	—	—	—	—	(1,046,670)	(1,046,670)

Balance, June 30, 2003		27,919,261	$27,919	$150,000	$8,775,208	$(1,133,333)	$(8,898,215)	$(1,078,421)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO
JUNE 30, 2003

			Cumulative
	June 30,	June 30,	since
	2003	2002	inception
Cash flows from operating activities
Net loss	$(1,046,670)	$(752,380)	$(8,898,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Fair value of options issued for services	—	54,909	642,318
Issuance of common stock for services	45,877	—	3,355,731
Amortization of deferred compensation	438,726	383,818	1,521,575
Depreciation	2,446	151	2,973
Changes in operating liabilities:
Income taxes payable	1,064	1,089	5,991
Accrued expenses	(74,221)	91,420	362,448

Net cash used in operating activities	(632,778)	(220,993)	(2,502,179)

Cash flows from investing activities
Purchase of property and equipment	—	(1,989)	(20,901)

Net cash used in investing activities	—	(1,989)	(20,901)

Cash flows from financing activities
Increase in payables to related parties	119,236	217,736	668,708
Advances from founding executive officer	—	—	517,208
Issuance of common stock for cash	867,567	—	1,798,678
Common stock issuable	150,000	—	150,000

Net cash provided by financing activities	1,136,803	217,736	3,134,594

Net increase in cash	504,025	(5,246)	611,514
Cash, beginning of period	107,489	6,556	—

Cash, end of period	$611,514	$1,310	$611,514

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS — Continued
SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO
JUNE 30, 2003

			Cumulative
	June 30,	June 30,	since
	2003	2002	inception
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$—	$—	$—

Income taxes	$—	$—	$—

Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	54,909	2,654,909
Purchase of property and equipment financed by advance from related party	—	3,550	3,550
Conversion of related party debt to equity	500,000	—	500,000

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
QUARTER ENDED JUNE 30, 2003

1.	Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Save the World Air, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. The balance sheet as of December 31, 2002 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2003

1.	Organization and basis of presentation - Continued

Description of business

Save the World Air, Inc. (the “Company”) was incorporated in Nevada on February 18, 1998 under the name Mandalay Capital Corp. The Company changed its name to Save the World Air, Inc. on February 11, 1999 following the signing of an agreement by and between the Company and Jeffrey Alan Muller, the Company’s founding executive officer and director, with respect to the Company’s purchase of the Zero Emission Fuel-Saving Device (the “Agreement”). Under the terms of the Agreement, the Company issued 5,000,000 shares of its common stock to Mr. Muller and agreed to pay him a total of $500,000 for the marketing and distribution rights of the device, and a $10 royalty for every unit of the device sold (see additional discussion in the Significant Matters section of this note). The Company acquired the worldwide exclusive manufacturing, marketing and distribution rights for the Zero Emission Fuel-Saving Device (“ZEFS”) by entering into the Agreement. The ZEFS is a product, which is fitted to an internal combustion engine and is expected to reduce carbon monoxide hydrocarbons and toxic exhaust emissions. The ZEFS is currently undergoing testing to determine the achievable levels of reduced emissions and commercial viability.

Significant matters

On December 19, 2001, the Securities and Exchange Commission (“SEC”) filed civil charges in federal district court in New York, New York, against the Company, Mr. Muller, and Billy Blackwelder, a marketing consultant for the Company, alleging that they engaged in a fraudulent scheme to manipulate the market for the Company’s stock.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2003

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

In October 2001, Edward Masry became the Company’s new President and Chief Executive Officer. Because of the nature and scope of the SEC’s allegations regarding the Company’s financial statements and SEC filings, Masry has assembled a new management team and advisory board for the Company, in addition to selecting new independent auditors and corporate counsel.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2003

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

Based on the status of current legal proceedings, the Company believes it will not have to pay $1,017,208 of advances due to Mr. Muller. The Company also believes that the option Mr. Muller holds to purchase 10,000,000 shares of the Company’s stock will be cancelled.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2003

1.	Organization and basis of presentation - Continued

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

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the six months ended June 30, 2003 and the year ended December 31, 2002, the dilutive impact of outstanding stock options of 14,000,000 and 14,000,000, respectively, and 7,808,414 warrants in 2003 has been excluded because their impact on the loss per share is antidilutive.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2003

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
SIX MONTHS ENDED JUNE 30, 2003

3.	New accounting pronouncements - Continued

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2003

4.	Certain relationships and related transactions - Continued

Due to founding executive officer — Continued

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

Due to related parties

Masry & Vititoe, a law firm in which Edward Masry is a partner, has advanced $172,248 and $553,022 as of June 30, 2003 and December 31, 2002 to the Company for working capital purposes. The advances payable to Masry & Vititoe were allocations to the Company for shared expenses, primarily payroll. These advances are unsecured, non-interest bearing, and are due on demand. In June 2003, $500,000 of debt was converted to 2,000,000 shares of common stock.

5.	Stockholders’ deficiency

As of June 30, 2003, the Company has authorized 200,000,000 shares of its common stock and 27,919,261 shares were issued and outstanding, and 600,000 shares were issuable. As described in Note 1, estimates and judgments were used by management to determine the fair value for certain issuances of the outstanding shares.

The Company’s significant stockholders are as follows:

	Number	Percentage
	of shares	ownership
Mr. Jeffrey Muller and controlled by Mr. Muller through beneficial ownership	8,716,710	31.2%
Mr. Edward Masry	3,000,000	10.7%
Remaining stockholders	16,202,551	58.0%

	27,919,261	100.0%

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2003

6.	Stock warrants

The following table summarizes certain information about the company’s stock purchase warrants.

	Weighted	Avg.
	Warrants	Exercise Price
Warrants outstanding, January 1, 2002	—	$—
Warrants granted	1,850,000	0.35
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding, December 31, 2002	1,850,000	0.35
Warrants granted	5,958,414	0.50
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding, June 30, 2003	7,808,414	$0.46

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

			Cumulative
	June 30,	December 31,	since
	2003	2002	inception
Net loss, as reported	$(1,046,670)	$(2,749,199)	$(8,898,215)
Less: total fair value method stock-based employee compensation expense	(474,989)	(949,977)	(1,733,314)
Add: deferred compensation amortization for below market employee options	425,000	850,000	1,466,667

Pro forma net loss	$(1,096,659)	$(2,849,176)	$(9,164,862)

Pro forma loss per share	$(0.04)	$(0.15)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2003

7.	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $1,046,670, a negative cash flow from operations of $632,778 and a stockholders’ deficiency of $1,078,421. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis

     This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	research and development expenses;

•	scientific test results;

•	general and administrative expenses;

•	liquidity and sufficiency of existing cash;

•	technology; and

•	the outcome of pending or threatened litigation;

     You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “expects,” “anticipates,” “believes,” “estimates,”, “continues,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

     Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-QSB, that could cause actual results to differ materially from those projected.

     Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors.” In our Annual Report on Form 10-KSB for the year ended December 31, 2002. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

     The forward-looking statements set forth in this Form 10-QSB are as of June 30, 2003, and we undertake no duty to update this information.

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

     We anticipate that these research and development efforts will continue for at least the remainder of 2003. We do not envision generating any revenue in 2003. We will need to complete the current round of financing that began in November 2002, in order to raise the additional capital needed to find continuing research and development activities and meet our operating expenses for the remainder of 2003.

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

     We had a net loss of $440,669 and $1,046,670 for the three months and six months ended June 30, 2003, respectively. This compares to a loss of $420,241 and $752,380 for the three and six months ended June 20, 2002, respectively. The increase in loss is primarily attributable to an increase in research and development expenses as a result of the agreement we entered into with RAND Corporation in December 2002. We expect an increase in net loss through 2003 attributable to increased general and administrative expenses and commencement of marketing.

Liquidity and Capital Resources

     We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of June 30, 2003 we had cash of $611,514 and an accumulated deficit of $8,898,215. Our 2003 negative operating cash flows were funded primarily through Masry & Vititoe, a law firm in which our Chief Executive Officer and President, Edward Masry, is a member, and a private financing that we commenced in November 2002 and is ongoing. We anticipate additional operating losses, which may increase, through at least the remainder of 2003 as we expand our research and development program without the benefit of revenue.

     We believe that we have sufficient cash to fund our operations for at least the next 12 months. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to raise additional capital or incur new debt to fund our operations. However, there can be no assurance that additional equity or debt financing will be available. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of, or eliminate our research and development programs or relinquish rights to technologies that we might otherwise seek to develop or commercialize.

Capitalization

     In the action by the Securities and Exchange Commission (the “SEC”) against Jeffrey Muller, the founder and former sole director of the Company, and others, we seek, among other relief, the cancellation of all shares of our common stock controlled, directly or indirectly, by Mr. Muller and his affiliates, options to purchase an additional 10,000,000 shares of our common stock, and Mr. Muller’s original royalty agreement. See “Part II, Item 1, Legal Proceedings.” The cancellation of these shares and options would have a significant positive effect on our capitalization.

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

     In the course of the litigation, we have obtained control over Mr. Muller’s patent rights to the ZEFS device. Under a Buy-Sell Agreement between Jeffrey Muller and us dated December 29, 1998, Mr. Muller, who was listed on the ZEFS devise patent application as the inventor of the ZEFS device, granted us the marketing, manufacturing and distribution rights to the ZEFS device. In conjunction with these proceedings, a settlement agreement was reached whereby the $ 10 per unit royalty previously due to Mr. Muller was terminated and replaced with a $.20 per unit royalty payable to the bankruptcy trustee. On November 7, 2002, under our settlement with the Muller bankruptcy trustee, the trustee transferred all ownership and legal rights to this international patent application for the ZEFS device to us.

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