Form 10QSB
period 2003-09-30
SAVE THE WORLD AIR INC
filed 2004-06-07
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

     The number of shares of the Registrant’s Common Stock outstanding as of September 30, 2003 was 30,213,261 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

SAVE THE WORLD AIR, INC.

FORM 10-QSB

PART I

Item 1. Financial Statements

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	September 30,
	2003	December 31,
	(unaudited)	2002
ASSETS
Current assets
Cash	$710,326	$107,489

Total current assets	710,326	107,489

Property and equipment, net of accumulated depreciation	21,872	23,924

	$732,198	$131,413

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS — Continued
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	September 30,
	2003	December 31,
	(unaudited)	2002
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Income taxes payable	$5,991	$4,927
Payables to related parties	31,876	533,022
Accrued expenses	536,394	436,669

Total current liabilities	574,261	994,618

Due to founding executive officer	1,017,208	1,017,208

Commitments and contingencies
Stockholders’ deficit
Common stock, $.001 par value: 200,000,000 shares authorized, 30,213,261 and 20,235,847 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	30,213	20,236
Common stock issuable, $.001 par value: 750,000 and 2,305,000 shares at September 30, 2003 and December 31, 2002, respectively	187,500	389,875
Additional paid-in capital	9,268,968	7,133,081
Deferred compensation	(920,833)	(1,572,060)
Deficit accumulated during the development stage	(9,425,119)	(7,851,545)

Total stockholders’ deficit	(859,271)	(1,880,423)

	$732,198	$131,413

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND FOR THE PERIOD FROM INCEPTION
(FEBRUARY 18, 1998) TO SEPTEMBER 30, 2003

	Three months ended		Nine months ended
	September 30,		September 30,		Cumulative
					since
	2003	2002	2003	2002	inception
Net sales	$—	$—	$—	$—	$—
Expenses	526,905	436,553	1,572,554	1,187,843	9,419,172

Net loss before provision for income taxes	(526,905)	(436,553)	(1,572,554)	(1,187,843)	(9,419,172)
Provision for income taxes	—	—	1,020	1,089	5,947

Net loss	$(526,905)	$(436,553)	$(1,573,574)	$(1,188,932)	$(9,425,119)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.07)

Weighted average shares outstanding, basic and diluted	28,395,500	18,085,847	26,077,245	18,085,847

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2003

	Price per	Common Stock		Common stock
	share	Shares	Amount	to be issued
Balance, February 18, 1998 (date of inception)		—	$—	$—
Issuance of common stock on April 18, 1998	.0015 – .01	10,030,000	10,030	—
Net loss		—	—	—

Balance, December 31, 1998 (as corrected, see Note 1)		10,030,000	10,030
Issuance of common stock on May 18, 1999	1.00 – 6.40	198,003	198	—
Issuance of common stock for ZEFS on September 14, 1999	.001	5,000,000	5,000	—
Stock issued for professional services on May 18, 1999	0.88	69,122	69	—
Net loss		—	—	—

Balance, December 31, 1999 (as corrected, see Note 1)		15,297,125	15,297	—
Stock issued for employee compensation on February 8, 2000	1.03	20,000	20	—
Stock issued for consulting services on February 8, 2000	1.03	100,000	100	—
Stock issued for professional services on April 18, 2000	3.38	27,000	27	—
Stock issued for directors fees on April 18, 2000	3.38	50,000	50	—
Stock issued for professional services on May 19, 2000	4.06	5,000	5	—
Stock issued for directors fees on June 20, 2000	4.44	6,000	6	—
Stock issued for professional services on June 20, 2000	4.44	1,633	2	—
Stock issued for professional services on June 26, 2000	5.31	1,257	1	—
Stock issued for employee compensation on June 26, 2000	5.31	22,000	22	—
Stock issued for consulting services on June 26, 2000	5.31	9,833	10	—
Stock issued for promotional services on July 28, 2000	4.88	9,675	9	—
Stock issued for consulting services on July 28, 2000	4.88	9,833	10	—
Stock issued for consulting services on August 4, 2000	2.13	35,033	35	—
Stock issued for promotional services on August 16, 2000	2.25	25,000	25	—
Stock issued for consulting services on September 5, 2000	2.25	12,833	13	—
Stock issued for consulting services on September 10, 2000	1.50	9,833	10	—
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	—
Stock issued for consulting services on November 4, 2000	0.88	9,833	10	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional		Deficit accumulated	Total stockholders’
	paid-in	Deferred	during the	development
	capital	compensation	development stage	stage deficiency
Balance, February 18, 1998 (date of inception)	$—	$—	$—	$—
Issuance of common stock on April 18, 1998	14,270	—	—	24,300
Net loss	—	—	(21,307)	(21,307)

Balance, December 31, 1998 (as corrected, see Note 1)	14,270	—	(21,307)	2,993
Issuance of common stock on May 18, 1999	516,738	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	—	—	—	5,000
Stock issued for professional services on May 18, 1999	49,444	—	—	49,513
Net loss	—	—	(1,075,264)	(1,075,264)

Balance, December 31, 1999 (as corrected, see Note 1)	580,452	—	(1,096,571)	(500,822)
Stock issued for employee compensation on February 8, 2000	20,580	—	—	20,600
Stock issued for consulting services on February 8, 2000	102,900	—	—	103,000
Stock issued for professional services on April 18, 2000	91,233	—	—	91,260
Stock issued for directors fees on April 18, 2000	168,950	—	—	169,000
Stock issued for professional services on May 19, 2000	20,295	—	—	20,300
Stock issued for directors fees on June 20, 2000	26,634	—	—	26,640
Stock issued for professional services on June 20, 2000	7,249	—	—	7,251
Stock issued for professional services on June 26, 2000	6,674	—	—	6,675
Stock issued for employee compensation on June 26, 2000	116,798	—	—	116,820
Stock issued for consulting services on June 26, 2000	52,203	—	—	52,213
Stock issued for promotional services on July 28, 2000	47,205	—	—	47,214
Stock issued for consulting services on July 28, 2000	47,975	—	—	47,985
Stock issued for consulting services on August 4, 2000	74,585	—	—	74,620
Stock issued for promotional services on August 16, 2000	56,225	—	—	56,250
Stock issued for consulting services on September 5, 2000	28,861	—	—	28,874
Stock issued for consulting services on September 10, 2000	14,740	—	—	14,750
Stock issued for consulting services on November 2, 2000	8,643	—	—	8,653
Stock issued for consulting services on November 4, 2000	8,643	—	—	8,653

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2003

	Price per	Common Stock		Common stock
	share	Shares	Amount	to be issued
Stock issued for consulting services on December 20, 2000	0.50	19,082	19	—
Stock issued for filing services on December 20, 2000	0.50	5,172	5	—
Stock issued for professional services on December 26, 2000	0.38	12,960	13	—
Other stock issuance on August 24, 2000	2.13	2,000	2	—
Common shares cancelled		(55,000)	(55)	—
Net loss		—	—	—

Balance, December 31, 2000 (as corrected, see Note 1)		15,645,935	15,646	—
Stock issued for consulting services on January 8, 2001	0.31	9,833	10	—
Stock issued for consulting services on February 1, 2001	0.33	9,833	10	—
Stock issued for consulting services on March 1, 2001	0.28	9,833	10	—
Stock issued for legal services on March 13, 2001	0.32	150,000	150	—
Stock issued for consulting services on April 3, 2001	0.25	9,833	10	—
Stock issued for legal services on April 4, 2001	0.25	30,918	31	—
Stock issued for professional services on April 4, 2001	0.25	7,040	7	—
Stock issued for consulting services on April 5, 2001	0.25	132,600	132	—
Stock issued for filing fees on April 30, 2001	1.65	1,233	1	—
Stock issued for filing fees on September 19, 2001	0.85	2,678	2	—
Stock issued for professional services on September 28, 2001	0.62	150,000	150	—
Stock issued for directors services on October 5, 2001	0.60	100,000	100	—
Stock issued for legal services on October 17, 2001	0.60	11,111	11	—
Stock issued for consulting services on October 18, 2001	0.95	400,000	400	—
Stock issued for consulting services on October 19, 2001	1.25	150,000	150	—
Stock issued for exhibit fees on October 22, 2001	1.35	5,000	6	—
Stock issued for directors services on November 2, 2001	0.95	1,000,000	1,000	—
Stock issued for consulting services on November 7, 2001	0.85	20,000	20	—
Stock issued for consulting services on November 20, 2001	0.98	43,000	43	—
Stock issued for consulting services on November 27, 2001	0.98	10,000	10	—
Stock issued for consulting services on November 28, 2001	0.98	187,000	187	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional		Deficit accumulated	Total stockholders’
	paid-in	Deferred	during the	development
	capital	compensation	development stage	stage deficiency
Stock issued for consulting services on December 20, 2000	9,522	—	—	9,541
Stock issued for filing services on December 20, 2000	2,581	—	—	2,586
Stock issued for professional services on December 26, 2000	4,912	—	—	4,925
Other stock issuance on August 24, 2000	4,258	—	—	4,260
Common shares cancelled	(64,245)	—	—	(64,300)
Net loss	—	—	(1,270,762)	(1,270,762)

Balance, December 31, 2000 (as corrected, see Note 1)	1,437,873	—	(2,367,333)	(913,814)
Stock issued for consulting services on January 8, 2001	3,038	—	—	3,048
Stock issued for consulting services on February 1, 2001	3,235	—	—	3,245
Stock issued for consulting services on March 1, 2001	2,743	—	—	2,753
Stock issued for legal services on March 13, 2001	47,850	—	—	48,000
Stock issued for consulting services on April 3, 2001	2,448	—	—	2,458
Stock issued for legal services on April 4, 2001	7,699	—	—	7,730
Stock issued for professional services on April 4, 2001	1,753	—	—	1,760
Stock issued for consulting services on April 5, 2001	33,018	—	—	33,150
Stock issued for filing fees on April 30, 2001	2,033	—	—	2,034
Stock issued for filing fees on September 19, 2001	2,274	—	—	2,276
Stock issued for professional services on September 28, 2001	92,850	—	—	93,000
Stock issued for directors services on October 5, 2001	59,900	—	—	60,000
Stock issued for legal services on October 17, 2001	6,655	—	—	6,666
Stock issued for consulting services on October 18, 2001	379,600	—	—	380,000
Stock issued for consulting services on October 19, 2001	187,350	—	—	187,500
Stock issued for exhibit fees on October 22, 2001	6,745	—	—	6,751
Stock issued for directors services on November 2, 2001	949,000	—	—	950,000
Stock issued for consulting services on November 7, 2001	16,980	—	—	17,000
Stock issued for consulting services on November 20, 2001	42,097	—	—	42,140
Stock issued for consulting services on November 27, 2001	9,790	—	—	9,800
Stock issued for consulting services on November 28, 2001	183,073	—	—	183,260

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2003

	Price per	Common Stock		Common stock
	share	Shares	Amount	to be issued
Intrinsic value of options issued to employees		—	—	—
Fair value of options issued to non-employees for services		—	—	—
Amortization of deferred compensation		—	—	—
Net loss		—	—	—

Balance, December 31, 2001		18,085,847	18,086	—
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	—
Common stock paid for, but not issued (2,305,000 shares)	0.15-0.25	—	—	389,875
Fair value of options issued to non-employees for services		—	—	—
Amortization of deferred compensation		—	—	—
Net loss		—	—	—

Balance, December 31, 2002		20,235,847	20,236	389,875
Common stock issued, previously paid for	0.15	1,425,000	1,425	(213,750)
Common stock issued, previously paid for	0.25	880,000	880	(220,000)
Stock issued for cash on March 20, 2003	0.25	670,000	670	—
Stock issued for cash on April 4, 2003	0.25	900,000	900	—
Stock issued for cash on April 8, 2003	0.25	100,000	100	—
Stock issued for cash on May 8, 2003	0.25	1,150,000	1,150	—
Stock issued for cash on June 16, 2003	0.25	475,000	475	—
Stock issued for legal services on June 27, 2003	0.55	83,414	83	—
Debt converted to stock on June 27, 2003	0.25	2,000,000	2,000	—
Stock issued for cash on July 11, 2003	0.25	519,000	519	—
Stock issued for cash on September 29, 2003	0.25	1,775,000	1,775	—
Finders fees related to stock issuances		—	—	43,875
Common stock paid for, but not issued		—	—	187,500
Amortization of deferred comp		—	—	—
Net loss for nine months ended September 30, 2003		—	—	—

Balance, September 30, 2003		30,213,261	$30,213	$187,500

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional		Deficit accumulated	Total stockholders’
	paid-in	Deferred	during the	development
	capital	compensation	development stage	stage deficiency
Intrinsic value of options issued to employees	2,600,000	(2,600,000)	—	—
Fair value of options issued to non-employees for services	142,318	—	—	142,318
Amortization of deferred compensation	—	191,667	—	191,667
Net loss	—	—	(2,735,013)	(2,735,013)

Balance, December 31, 2001	6,220,322	(2,408,333)	(5,102,346)	(1,272,271)
Stock issued for directors services on December 10, 2002	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	—	—	—	389,875
Fair value of options issued to non-employees for services	54,909	(54,909)	—	—
Amortization of deferred compensation	—	891,182	—	891,182
Net loss	—	—	(2,749,199)	(2,749,199)

Balance, December 31, 2002	7,133,081	(1,572,060)	(7,851,545)	(1,880,413)
Common stock issued, previously paid for	212,325	—	—	—
Common stock issued, previously paid for	219,120	—	—	—
Stock issued for cash on March 20, 2003	166,830	—	—	167,500
Stock issued for cash on April 4, 2003	224,062	—	—	224,962
Stock issued for cash on April 8, 2003	24,900	—	—	25,000
Stock issued for cash on May 8, 2003	286,330	—	—	287,480
Stock issued for cash on June 16, 2003	118,275	—	—	118,750
Stock issued for legal services on June 27, 2003	45,794	—	—	45,877
Debt converted to stock on June 27, 2003	498,000	—	—	500,000
Stock issued for cash on July 11, 2003	129,231	—	—	129,750
Stock issued for cash on September 29, 2003	441,976	—	—	443,751
Finders fees related to stock issuances	(230,956)	—	—	(187,081)
Common stock paid for, but not issued	—	—	—	187,500
Amortization of deferred comp	—	651,227	—	651,227
Net loss for nine months ended September 30, 2003	—	—	(1,573,574)	(1,573,574)

Balance, September 30, 2003	$9,268,968	$(920,833)	$(9,425,119)	$(859,271)

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND
FOR THE PERIOD FROM INCEPTION (FEBRUARY 18, 1998)
TO SEPTEMBER 30, 2003

			Cumulative
	September 30,	September 30,	since
	2003	2002	inception
Cash flows from operating activities
Net loss	$(1,573,574)	$(1,188,932)	$(9,425,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Fair value of options issued for services	—	54,909	642,318
Issuance of common stock for services	45,877	—	3,355,731
Amortization of deferred compensation	651,226	610,045	1,734,075
Depreciation	3,724	303	4,251
Changes in operating liabilities:
Income taxes payable	1,064	1,089	5,991
Accrued expenses	(131,230)	140,983	305,439

Net cash used in operating activities	(1,002,913)	(381,603)	(2,872,314)

Cash flows from investing activities
Purchase of property and equipment	(1,672)	(1,989)	(22,573)

Net cash used in investing activities	(1,672)	(1,989)	(22,573)

Cash flows from financing activities
Increase (decrease) in payables to related parties	(21,146)	377,854	528,326
Advances from founding executive officer	—	—	517,208
Issuance of common stock for cash	1,441,068	—	2,372,179
Common stock issuable	187,500	—	187,500

Net cash provided by financing activities	1,607,422	377,854	3,605,213

Net increase in cash	602,837	(5,738)	710,326
Cash, beginning of period	107,489	6,556	—

Cash, end of period	$710,326	$818	$710,326

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND
FOR THE PERIOD FROM INCEPTION (FEBRUARY 18, 1998)
TO SEPTEMBER 30, 2003

			Cumulative
	September 30,	September 30,	since
	2003	2002	inception
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$—	$—	$—

Income taxes	$—	$—	$—

Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	54,909	2,654,909
Purchase of property and equipment financed by advance from related party	—	3,550	3,550
Conversion of related party debt to equity	500,000	—	500,000

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2003

1.	Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Save the World Air, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The balance sheet as of December 31, 2002 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2003

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
NINE MONTHS ENDED SEPTEMBER 30, 2003

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
NINE MONTHS ENDED SEPTEMBER 30, 2003

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
NINE MONTHS ENDED SEPTEMBER 30, 2003

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

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the nine months ended September 30, 2003 and the year ended December 31, 2002, the dilutive impact of outstanding stock options of 14,000,000 and 14,000,000, respectively, and 10,252,414 warrants in 2003 has been excluded because their impact on the loss per share is antidilutive.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2003

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
NINE MONTHS ENDED SEPTEMBER 30, 2003

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
NINE MONTHS ENDED SEPTEMBER 30, 2003

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

Due to related parties

Masry & Vititoe, a law firm in which Edward Masry is a partner, has advanced $31,876 and $553,022 as of September 30, 2003 and December 31, 2002 to the Company for working capital purposes. The advances payable to Masry & Vititoe were allocations to the Company for shared expenses, primarily payroll. These advances are unsecured, non-interest bearing, and are due on demand. In June 2003, $500,000 of debt was converted to 2,000,000 shares of common stock.

5.	Stockholders’ deficiency

As of September 30, 2003, the Company has authorized 200,000,000 shares of its common stock and 30,213,261 shares were issued and outstanding, and 187,500 shares were issuable. As described in Note 1, estimates and judgments were used by management to determine the fair value for certain issuances of the outstanding shares.

The Company’s significant stockholders are as follows:

	Number	Percentage
	of shares	ownership
Mr. Jeffrey Muller and controlled by Mr. Muller through beneficial ownership	8,716,710	28.9%
Mr. Edward Masry	3,000,000	9.9%
Remaining stockholders	18,496,551	61.2%

	30,213,261	100.0%

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2003

6.	Stock warrants

      The following table summarizes certain information about the company’s stock purchase warrants.

		Weighted Avg.
	Warrants	Exercise Price
Warrants outstanding, January 1, 2002	—	$—
Warrants granted	1,850,000	0.35
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding, December 31, 2002	1,850,000	0.35
Warrants granted	8,402,414	1.00
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding, September 30, 2003	10,252,414	$0.47

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

			Cumulative
	September 30,	December 31,	since
	2003	2002	inception
Net loss, as reported	$(1,573,575)	$(2,749,199)	$(9,425,120)
Less: total fair value method stock-based employee compensation expense	(712,483)	(949,977)	(1,970,808)
Add: deferred compensation amortization for below market employee options	637,500	850,000	1,679,167

Pro forma net loss	$(1,648,558)	$(2,849,176)	$(9,716,761)

Pro forma loss per share	$(0.06)	$(0.15)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2003

7.	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $1,573,574, a negative cash flow from operations of $1,002,913 and a stockholders’ deficiency of $859,271. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis

     This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	research and development expenses;

•	scientific test results;

•	general and administrative expenses;

•	liquidity and sufficiency of existing cash;

•	technology; and

•	the outcome of pending or threatened litigation

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

     Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2002. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

     The forward-looking statements set forth in this Form 10-QSB are as of September 30, 2003, and we undertake no duty to update this information.

Overview

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and notes thereto included in Part II, Item 1 of this Form 10-QSB and the Financial Statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

     We anticipate that these research and development efforts will continue for at least the remainder of 2003. We do not envision generating any revenue in 2003. We will need to complete the current round of financing that began in November 2002, in order to raise the additional capital needed to find ongoing research and development activities and meet our operating expenses for the remainder of 2003 and into the first half of 2004. We anticipate that this round of financing will be completed in the fourth quarter of 2003.

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

     We had a net loss of $526,905 and $1,573,574 for the three months and nine months ended September 30, 2003, respectively. This compares to a loss of $436,553 and $1,187,843 for the three and nine months ended September 30, 2002, respectively. The increase in loss is primarily attributable to an increase in research and development expenses as a result of the agreement we entered into with RAND Corporation in December 2002. We expect an increase in net loss through 2003 attributable to increased general and administrative expenses and commencement of marketing.

Liquidity and Capital Resources

     We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of September 30, 2003 we had cash of $710,326 and an accumulated deficit of $9,425,119. Our 2003 negative operating cash flows were funded primarily through Masry & Vititoe, a law firm in which our Chief Executive Officer and President, Edward Masry, is a member, and a private financing that we commenced in November 2002 and which we anticipate will be completed in the fourth quarter of 2003. We anticipate additional operating losses, which may increase, into 2004 as we expand our research and development program without the benefit of revenue.

     We believe that we have sufficient cash to fund our operations until mid-2004. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to raise additional capital or incur new debt to fund our operations. However, there can be no assurance that additional equity or debt financing will be available. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of; or eliminate our research and development programs, or relinquish rights to technologies that we might otherwise seek to develop or commercialize.

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

     In the course of the litigation, we have obtained control over Mr. Muller’s patent rights to the ZEFS device. Under a Buy-Sell Agreement between Jeffrey Muller and us dated December 29, 1998, Mr. Muller, who was listed on the ZEFS devise patent application as the inventor of the ZEFS device, granted us the marketing, manufacturing and distribution rights to the ZEFS device. In conjunction with these proceedings, a settlement agreement was reached whereby the $10 per unit royalty previously due to Mr. Muller was terminated and replaced with a $.20 per unit royalty payable to the bankruptcy trustee. On. November 7, 2002, under our settlement with the Muller bankruptcy trustee, the trustee transferred all ownership and legal rights to this international patent application for the ZEFS device to us.

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

SAVE THE WORLD AIR, INC.

Date: June 6, 2004	By:	/s Edward L. Masry

Edward L. Masry Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Articles of Incorporation, as amended, of the Registrant.
3.2(1)	Bylaws of the Registrant.
10.1(4)	Commercial Sublease between the Registrant and KZ Golf, Inc., dated October 16, 2003.
10.2(4)	General Tenancy Agreement between the Registrant and Autumlee Pty Ltd., dated November 15, 2003.
10.3(2)	Agreement between the Registrant and RAND, dated December 13, 2002.
10.4(4)*	Agreement between the Registrant and RAND, dated May 7, 2003.
10.5(3)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.6(3)	Assignment and Bill of Sale between Pro Hart and the Registrant dated May 28, 2002.
31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)–15(e) or Rule 15(d)–15(e).
31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350.
32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)–15(e) or Rule 15(d)–15(e).

*	Confidential Treatment Requested.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.

(2)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.

(3)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.

(4)	Incorporated by reference from Registrant’s Form 10-KSB for fiscal year ended December 31, 2002.