Form 10QSB/A
period 2003-03-31
SAVE THE WORLD AIR INC
filed 2004-07-01
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Introductory Note

This report is being amended to make certain technical corrections to the unaudited financial statements and notes presented herein. None of these changes is to any of the numbers or values presented herein nor has any impact on the Company’s balance sheet or results of operations.

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

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS — Continued
MARCH 31, 2003 AND DECEMBER 31, 2002

	March 31, 2003	December 31,
	(unaudited)	2002
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Income taxes payable	$5,991	$4,927
Payables to related parties	612,640	553,022
Accrued expenses	544,069	436,669

Total current liabilities	1,162,700	994,618

Due to founding executive officer	1,017,208	1,017,208

Commitments and contingencies
Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 23,210,847 and 20,235,847 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	23,211	20,236
Common stock issuable, $.001 par value:
1,400,000 and 2,305,000 shares at March 31, 2003 and December 31, 2002, respectively	349,942	389,875
Additional paid-in capital	7,636,231	7,133,081
Deferred compensation	(1,345,833)	(1,572,060)
Deficit accumulated during the development stage	(8,457,546)	(7,851,545)

Total stockholders’ deficiency	(1,793,995)	(1,880,413)

	$385,913	$131,413

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

See notes to financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 28, 1998) TO MARCH 31, 2003

		Common Stock			Additional		Deficit accumulated	Total stockholders’
	Price per			Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Fair value of options issued to non-employees for services		—	—	—	142,318	—	—	142,318
Amortization of deferred compensation		—	—	—	—	191,667	—	191,667
Net loss		—	—	—	—	—	(2,735,013)	(2,735,013)

Balance, December 31, 2001		18,085,847	18,086	—	6,220,322	(2,408,333)	(5,102,346)	(1,272,271)
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	—	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	0.15-0.25	—	—	389,875	—	—	—	389,875
Fair value of options issued to non-employees for services		—	—	—	54,909	(54,909)	—	—
Amortization of deferred compensation		—	—	—	—	891,182	—	891,182
Net loss		—	—	—	—	—	(2,749,199)	(2,749,199)

Balance, December 31, 2002		20,235,847	20,236	389,875	7,133,081	(1,572,060)	(7,851,545)	(1,880,413)
Common stock issued, previously paid for	0.15	1,425,000	1,425	(213,750)	212,325	—	—	—
Common stock issued, previously paid for	0.25	880,000	880	(220,000)	219,120	—	—	—
Stock issued for cash on March 20, 2003	0.25	670,000	670	—	166,830	—	—	167,500
Finders fees related to stock issuances		—	—	43,875	(95,125)	—	—	(51,250)
Common stock paid for, but not issued		—	—	349,942	—	—	—	349,942
Amortization of deferred comp		—	—	—	—	226,227	—	226,227
Net loss for three months ended March 31, 2003		—	—	—	—	—	(606,001)	(606,001)

Balance, March 31, 2003 (unaudited)		23,210,847	$23,211	$349,942	$7,636,231	$(1,345,833)	$(8,457,546)	$(1,793,995)

See notes to financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (unaudited)
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

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS — Continued (unaudited)
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

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2003 (unaudited)

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
THREE MONTHS ENDED MARCH 31, 2003 (unaudited)

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
THREE MONTHS ENDED MARCH 31, 2003 (unaudited)

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
THREE MONTHS ENDED MARCH 31, 2003 (unaudited)

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2003 (unaudited)

2. Net loss per share

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the three months ended March 31, 2003 and the year ended December 31, 2002, the dilutive impact of outstanding stock options of 14,000,000 and 14,000,000, respectively, and 3,900,000 warrants in 2003 has been excluded because their impact on the loss per share is antidilutive.

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
THREE MONTHS ENDED MARCH 31, 2003 (unaudited)

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
THREE MONTHS ENDED MARCH 31, 2003 (unaudited)

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
THREE MONTHS ENDED MARCH 31, 2003 (unaudited)

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
THREE MONTHS ENDED MARCH 31, 2003 (unaudited)

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

SAVE THE WORLD AIR, INC.

Date: July 1, 2004	By:	/s/ Edward L. Masry

Edward L. Masry Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Articles of Incorporation, as amended, of the Registrant.
3.2(1)	Bylaws of the Registrant.
10.1(4)	Commercial Sublease between the Registrant and KZ Golf, Inc., dated October 16, 2003.
10.2(4)	General Tenancy Agreement between the Registrant and Autumlee Pty Ltd., dated November 15, 2003.
10.3(2)	Agreement between the Registrant and RAND, dated December 13, 2002.
10.4(4)*	Agreement between the Registrant and RAND, dated May 7, 2003.
10.5(3)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.6(3)	Assignment and Bill of Sale between Pro Hart and the Registrant dated May 28, 2002.
31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)–15(e) or Rule 15(d)–15(e).
31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350.
32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)–15(e) or Rule 15(d)–15(e).

*	Confidential Treatment Requested.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.

(2)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.

(3)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.

(4)	Incorporated by reference from Registrant’s Form 10-KSB for fiscal year ended December 31, 2002.