Form 10QSB/A
period 2003-06-30
SAVE THE WORLD AIR INC
filed 2004-07-01
CIK 1103795

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

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS — Continued
JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30, 2003	December 31,
	(unaudited)	2002
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Income taxes payable	$5,991	$4,927
Payables to related parties	172,258	553,022
Accrued expenses	515,955	436,669

Total current liabilities	694,204	994,618

Due to founding executive officer	1,017,208	1,017,208

Commitments and contingencies
Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 27,919,261 and 20,235,847 shares issued and outstanding at June 30, 2003 and December 31, 2003, respectively	27,919	20,236
Common stock issuable, $.001 par value: 600,000 and 2,305,000 shares at June 30, 2003 and December 31, 2003, respectively	150,000	389,875
Additional paid-in capital	8,775,208	7,133,081
Deferred compensation	(1,133,333)	(1,572,060)
Deficit accumulated during the development stage	(8,898,215)	(7,851,545)

Total stockholders’ deficiency	(1,078,421)	(1,880,413)

	$632,992	$131,413

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

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2003

	Price per	Common Stock		Common stock	Additional paid-in	Deferred	Deficit accumulated during the	Total stockholders’ development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Fair value of options issued to non-employees for services		—	—	—	142,318	—	—	142,318
Amortization of deferred compensation		—	—	—	—	191,667	—	191,667
Net loss		—	—	—	—	—	(2,735,013)	(2,735,013)

Balance, December 31, 2001		18,085,847	18,086	—	6,220,322	(2,408,333)	(5,102,346)	(1,272,271)
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	—	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	0.15-0.25	—	—	389,875	—	—	—	389,875
Fair value of options issued to non-employees for services		—	—	—	54,909	(54,909)	—	—
Amortization of deferred compensation		—	—	—	—	891,182	—	891,182
Net loss		—	—	—	—	—	(2,749,199)	(2,749,199)

Balance, December 31, 2002		20,235,847	20,236	389,875	7,133,081	(1,572,060)	(7,851,545)	(1,880,413)
Common stock issued, previously paid for	0.15	1,425,000	1,425	(213,750)	212,325	—	—	—
Common stock issued, previously paid for	0.25	880,000	880	(220,000)	219,120	—	—	—
Stock issued for cash on March 20, 2003	0.25	670,000	670	—	166,830	—	—	167,500
Stock issued for cash on April 4, 2003	0.25	900,000	900	—	224,062	—	—	224,962
Stock issued for cash on April 8, 2003	0.25	100,000	100	—	24,900	—	—	25,000
Stock issued for cash on May 8, 2003	0.25	1,150,000	1,150	—	286,330	—	—	287,480
Stock issued for cash on June 16, 2003	0.25	475,000	475	—	118,275	—	—	118,750
Stock issued for legal services on June 27, 2003	0.55	83,414	83	—	45,794	—	—	45,877
Debt converted to stock on June 27, 2003	0.25	2,000,000	2,000	—	498,000	—	—	500,000
Finders fees related to stock issuances		—	—	43,875	(153,509)	—	—	(109,634)
Common stock paid for, but not issued		—	—	150,000	—	—	—	150,000
Amortization of deferred comp		—	—	—	—	438,727	—	438,727
Net loss for six months ended June 30, 2003		—	—	—	—	—	(1,046,670)	(1,046,670)

Balance, June 30, 2003 (unaudited)		27,919,261	$27,919	$150,000	$8,775,208	$(1,133,333)	$(8,898,215)	$(1,078,421)

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (unaudited)
SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO
JUNE 30, 2003

			Cumulative
	June 30,	June 30,	since
	2003	2002	inception
Cash flows from operating activities
Net loss	$(1,046,670)	$(752,380)	$(8,898,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Fair value of options issued for services	—	54,909	642,318
Issuance of common stock for services	45,877	—	3,355,731
Amortization of deferred compensation	438,726	383,818	1,521,575
Depreciation	2,446	151	2,973
Changes in operating liabilities:
Income taxes payable	1,064	1,089	5,991
Accrued expenses	(74,221)	91,420	362,448

Net cash used in operating activities	(632,778)	(220,993)	(2,502,179)

Cash flows from investing activities
Purchase of property and equipment	—	(1,989)	(20,901)

Net cash used in investing activities	—	(1,989)	(20,901)

Cash flows from financing activities
Increase in payables to related parties	119,236	217,736	668,708
Advances from founding executive officer	—	—	517,208
Issuance of common stock for cash	867,567	—	1,798,678
Common stock issuable	150,000	—	150,000

Net cash provided by financing activities	1,136,803	217,736	3,134,594

Net increase (decrease) in cash	504,025	(5,246)	611,514
Cash, beginning of period	107,489	6,556	—

Cash, end of period	$611,514	$1,310	$611,514

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
SIX MONTHS ENDED JUNE 30, 2003 (unaudited)

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
SIX MONTHS ENDED JUNE 30, 2003 (unaudited)

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
SIX MONTHS ENDED JUNE 30, 2003 (unaudited)

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
SIX MONTHS ENDED JUNE 30, 2003 (unaudited)

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
SIX MONTHS ENDED JUNE 30, 2003 (unaudited)

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
SIX MONTHS ENDED JUNE 30, 2003 (unaudited)

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
SIX MONTHS ENDED JUNE 30, 2003 (unaudited)

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
SIX MONTHS ENDED JUNE 30, 2003 (unaudited)

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
SIX MONTHS ENDED JUNE 30, 2003 (unaudited)

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
SIX MONTHS ENDED JUNE 30, 2003 (unaudited)

7.	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $1,046,670, a negative cash flow from operations of $632,778, a working capital deficiency of $82,640 and a stockholders’ deficiency of $1,078,421. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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