Form 10QSB/A
period 2003-09-30
SAVE THE WORLD AIR INC
filed 2004-07-01
CIK 1103795

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

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS — Continued
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	September 30,
	2003	December 31,
	(unaudited)	2002
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Income taxes payable	$5,991	$4,927
Payables to related parties	31,876	533,022
Accrued expenses	536,394	436,669

Total current liabilities	574,261	994,618

Due to founding executive officer	1,017,208	1,017,208

Commitments and contingencies
Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 30,213,261 and 20,235,847 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	30,213	20,236
Common stock issuable, $.001 par value: 750,000 and 2,305,000 shares at September 30, 2003 and December 31, 2002, respectively	187,500	389,875
Additional paid-in capital	9,268,968	7,133,081
Deferred compensation	(920,833)	(1,572,060)
Deficit accumulated during the development stage	(9,425,119)	(7,851,545)

Total stockholders’ deficiency	(859,271)	(1,880,423)

	$732,198	$131,413

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

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2003

	Price per	Common Stock		Common stock
	share	Shares	Amount	to be issued
Intrinsic value of options issued to employees		—	—	—
Fair value of options issued to non-employees for services		—	—	—
Amortization of deferred compensation		—	—	—
Net loss		—	—	—

Balance, December 31, 2001		18,085,847	18,086	—
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	—
Common stock paid for, but not issued (2,305,000 shares)	0.15-0.25	—	—	389,875
Fair value of options issued to non-employees for services		—	—	—
Amortization of deferred compensation		—	—	—
Net loss		—	—	—

Balance, December 31, 2002		20,235,847	20,236	389,875
Common stock issued, previously paid for	0.15	1,425,000	1,425	(213,750)
Common stock issued, previously paid for	0.25	880,000	880	(220,000)
Stock issued for cash on March 20, 2003	0.25	670,000	670	—
Stock issued for cash on April 4, 2003	0.25	900,000	900	—
Stock issued for cash on April 8, 2003	0.25	100,000	100	—
Stock issued for cash on May 8, 2003	0.25	1,150,000	1,150	—
Stock issued for cash on June 16, 2003	0.25	475,000	475	—
Stock issued for legal services on June 27, 2003	0.55	83,414	83	—
Debt converted to stock on June 27, 2003	0.25	2,000,000	2,000	—
Stock issued for cash on July 11, 2003	0.25	519,000	519	—
Stock issued for cash on September 29, 2003	0.25	1,775,000	1,775	—
Finders fees related to stock issuances		—	—	43,875
Common stock paid for, but not issued		—	—	187,500
Amortization of deferred comp		—	—	—
Net loss for nine months ended September 30, 2003 (unaudited)		—	—	—

Balance, September 30, 2003 (unaudited)		30,213,261	$30,213	$187,500

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional		Deficit accumulated	Total stockholders’
	paid-in	Deferred	during the	development
	capital	compensation	development stage	stage deficiency
Intrinsic value of options issued to employees	2,600,000	(2,600,000)	—	—
Fair value of options issued to non-employees for services	142,318	—	—	142,318
Amortization of deferred compensation	—	191,667	—	191,667
Net loss	—	—	(2,735,013)	(2,735,013)

Balance, December 31, 2001	6,220,322	(2,408,333)	(5,102,346)	(1,272,271)
Stock issued for directors services on December 10, 2002	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	—	—	—	389,875
Fair value of options issued to non-employees for services	54,909	(54,909)	—	—
Amortization of deferred compensation	—	891,182	—	891,182
Net loss	—	—	(2,749,199)	(2,749,199)

Balance, December 31, 2002	7,133,081	(1,572,060)	(7,851,545)	(1,880,413)
Common stock issued, previously paid for	212,325	—	—	—
Common stock issued, previously paid for	219,120	—	—	—
Stock issued for cash on March 20, 2003	166,830	—	—	167,500
Stock issued for cash on April 4, 2003	224,062	—	—	224,962
Stock issued for cash on April 8, 2003	24,900	—	—	25,000
Stock issued for cash on May 8, 2003	286,330	—	—	287,480
Stock issued for cash on June 16, 2003	118,275	—	—	118,750
Stock issued for legal services on June 27, 2003	45,794	—	—	45,877
Debt converted to stock on June 27, 2003	498,000	—	—	500,000
Stock issued for cash on July 11, 2003	129,231	—	—	129,750
Stock issued for cash on September 29, 2003	441,976	—	—	443,751
Finders fees related to stock issuances	(230,956)	—	—	(187,081)
Common stock paid for, but not issued	—	—	—	187,500
Amortization of deferred comp	—	651,227	—	651,227
Net loss for nine months ended September 30, 2003	—	—	(1,573,574)	(1,573,574)

Balance, September 30, 2003 (unaudited)	$9,268,968	$(920,833)	$(9,425,119)	$(859,271)

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND
FOR THE PERIOD FROM INCEPTION (FEBRUARY 18, 1998)
TO SEPTEMBER 30, 2003

			Cumulative
	September 30,	September 30,	since
	2003	2002	inception
Cash flows from operating activities
Net loss	$(1,573,574)	$(1,188,932)	$(9,425,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Fair value of options issued for services	—	54,909	642,318
Issuance of common stock for services	45,877	—	3,355,731
Amortization of deferred compensation	651,226	610,045	1,734,075
Depreciation	3,724	303	4,251
Changes in operating liabilities:
Income taxes payable	1,064	1,089	5,991
Accrued expenses	(131,230)	140,983	305,439

Net cash used in operating activities	(1,002,913)	(381,603)	(2,872,314)

Cash flows from investing activities
Purchase of property and equipment	(1,672)	(1,989)	(22,573)

Net cash used in investing activities	(1,672)	(1,989)	(22,573)

Cash flows from financing activities
Increase (decrease) in payables to related parties	(21,146)	377,854	528,326
Advances from founding executive officer	—	—	517,208
Issuance of common stock for cash	1,441,068	—	2,372,179
Common stock issuable	187,500	—	187,500

Net cash provided by financing activities	1,607,422	377,854	3,605,213

Net increase (decrease) in cash	602,837	(5,738)	710,326
Cash, beginning of period	107,489	6,556	—

Cash, end of period	$710,326	$818	$710,326

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
NINE MONTHS ENDED SEPTEMBER 30, 2003 (unaudited)

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
NINE MONTHS ENDED SEPTEMBER 30, 2003 (unaudited)

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
NINE MONTHS ENDED SEPTEMBER 30, 2003 (unaudited)

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
NINE MONTHS ENDED SEPTEMBER 30, 2003 (unaudited)

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
NINE MONTHS ENDED SEPTEMBER 30, 2003 (unaudited)

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
NINE MONTHS ENDED SEPTEMBER 30, 2003 (unaudited)

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
NINE MONTHS ENDED SEPTEMBER 30, 2003 (unaudited)

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
NINE MONTHS ENDED SEPTEMBER 30, 2003 (unaudited)

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
NINE MONTHS ENDED SEPTEMBER 30, 2003 (unaudited)

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
NINE MONTHS ENDED SEPTEMBER 30, 2003 (unaudited)

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

     We had a net loss of $526,905 and $1,573,574 for the three months and nine months ended September 30, 2003, respectively. This compares to a loss of $436,553 and $1,188,932 for the three and nine months ended September 30, 2002, respectively. The increase in loss is primarily attributable to an increase in research and development expenses as a result of the agreement we entered into with RAND Corporation in December 2002. We expect an increase in net loss through 2003 attributable to increased general and administrative expenses and commencement of marketing.

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