Form 10QSB
period 2004-03-31
SAVE THE WORLD AIR INC
filed 2004-07-16
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number 0-29185

SAVE THE WORLD AIR, INC.

(Exact name of registrant as specified in its charter)

Nevada	52-2088326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5125 Lankershim Boulevard
North Hollywood, California 91601
(Address, including zip code, of principal executive offices)

(818) 487-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value.

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

     The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2004 was 34,691,821 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

SAVE THE WORLD AIR, INC.
FORM 10-QSB
INDEX

PART I

Item 1. Financial Statements

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

THREE MONTHS ENDED MARCH 31, 2004

CONTENTS

Page
Financial statements
Balance sheets	3-4
Statements of operations	5
Statements of stockholders’ deficiency	6-9
Statements of cash flows	10-11
Notes to financial statements	12-21
EX-10.5
EX-10.6
EX-10.7
Exhibit 31.1
Exhibit 31.2
Exhibit 32

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003

	March 31, 2004	December 31,
	(unaudited)	2003
ASSETS
Current assets
Cash	$462,533	$926,052

Total current assets	462,533	926,052

Property and equipment, net of accumulated depreciation	38,822	35,244

	$501,355	$961,296

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS - Continued
MARCH 31, 2004 AND DECEMBER 31, 2003

	March 31, 2004	December 31,
	(unaudited)	2003
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Income taxes payable	$6,991	$5,991
Payables to related parties	36,478	57,903
Accrued expenses	606,728	713,580

Total current liabilities	650,197	777,474

Due to founding executive officer	1,017,208	1,017,208

Commitments and contingencies
Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 34,691,821 and 34,128,261 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	34,692	34,128
Common stock to be issued	—	6,250
Additional paid-in capital	10,714,046	10,162,177
Deferred compensation	(810,610)	(708,333)
Deficit accumulated during the development stage	(11,104,178)	(10,327,608)

Total stockholders’ deficiency	(1,166,050)	(833,386)

	$501,355	$961,296

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (unaudited)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND
FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1998)
TO MARCH 31, 2004

	The three months ended		Cumulative
	March 31,	March 31,	since
	2004	2003	inception
Net sales	$	$—	$—
Expenses	775,970	604,981	11,073,071

Net loss before interest income	(775,970)	(604,981)	(11,073,071)
Interest income	400	—	840

Net loss before provision for income taxes	(775,570)	(604,981)	(11,072,231)
Provision for income taxes	1,000	1,020	6,947

Net loss	$(776,570)	$(606,001)	$(11,079,178)

Net loss per share, basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding, basic and diluted	34,556,765	22,565,847

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 28, 1998) TO MARCH 31, 2004

		Common Stock			Additional
	Price per			Common stock	paid-in
	share	Shares	Amount	to be issued	capital
Balance, February 18, 1998 (date of inception)
		—	$—	$—	$—
Issuance of common stock on April 18, 1998	.0015 — .01	10,030,000	10,030	—	14,270
Net loss		—	—	—	—

Balance, December 31, 1998 (as corrected, see Note 1)		10,030,000	10,030		14,270
Issuance of common stock on May 18, 1999	1.00 — 6.40	198,003	198	—	516,738
Issuance of common stock for ZEFS on September 14, 1999	.001	5,000,000	5,000	—	—
Stock issued for professional services on May 18, 1999	0.88	69,122	69	—	49,444
Net Loss		—	—	—	—

Balance, December 31, 1999 (as corrected, see Note 1)		15,297,125	15,297	—	580,452
Stock issued for employee compensation on February 8, 2000	1.03	20,000	20	—	20,580
Stock issued for consulting services on February 8, 2000	1.03	100,000	100	—	102,900
Stock issued for professional services on April 18, 2000	3.38	27,000	27	—	91,233
Stock issued for directors fees on April 18, 2000	3.38	50,000	50	—	168,950
Stock issued for professional services on May 19, 2000	4.06	5,000	5	—	20,295
Stock issued for directors fees on June 20, 2000	4.44	6,000	6	—	26,634
Stock issued for professional services on June 20, 2000	4.44	1,633	2	—	7,249
Stock issued for professional services on June 26, 2000	5.31	1,257	1	—	6,674
Stock issued for employee compensation on June 26, 2000	5.31	22,000	22	—	116,798
Stock issued for consulting services on June 26, 2000	5.31	9,833	10	—	52,203
Stock issued for promotional services on July 28, 2000	4.88	9,675	9	—	47,205
Stock issued for consulting services on July 28, 2000	4.88	9,833	10	—	47,975
Stock issued for consulting services on August 4, 2000	2.13	35,033	35	—	74,585
Stock issued for promotional services on August 16, 2000	2.25	25,000	25	—	56,225
Stock issued for consulting services on September 5, 2000	2.25	12,833	13	—	28,861
Stock issued for consulting services on September 10, 2000	1.50	9,833	10	—	14,740
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	—	8,643
Stock issued for consulting services on November 4, 2000	0.88	9,833	10	—	8,643
Stock issued for consulting services on December 20, 2000	0.50	19,082	19	—	9,522

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Deficit accumulated	Total stockholders’
	Deferred	during the	development
	compensation	development stage	stage deficiency
Balance, February 18, 1998 (date of inception)
	$—	$—	$—
Issuance of common stock on April 18, 1998	—	—	24,300
Net loss	—	(21,307)	(21,307)

Balance, December 31, 1998 (as corrected, see Note 1)	—	(21,307)	2,993
Issuance of common stock on May 18, 1999	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	—	—	5,000
Stock issued for professional services on May 18, 1999	—	—	49,513
Net Loss	—	(1,075,264)	(1,075,264)

Balance, December 31, 1999 (as corrected, see Note 1)	—	(1,096,571)	(500,822)
Stock issued for employee compensation on February 8, 2000	—	—	20,600
Stock issued for consulting services on February 8, 2000	—	—	103,000
Stock issued for professional services on April 18, 2000	—	—	91,260
Stock issued for directors fees on April 18, 2000	—	—	169,000
Stock issued for professional services on May 19, 2000	—	—	20,300
Stock issued for directors fees on June 20, 2000	—	—	26,640
Stock issued for professional services on June 20, 2000	—	—	7,251
Stock issued for professional services on June 26, 2000	—	—	6,675
Stock issued for employee compensation on June 26, 2000	—	—	116,820
Stock issued for consulting services on June 26, 2000	—	—	52,213
Stock issued for promotional services on July 28, 2000	—	—	47,214
Stock issued for consulting services on July 28, 2000	—	—	47,985
Stock issued for consulting services on August 4, 2000	—	—	74,620
Stock issued for promotional services on August 16, 2000	—	—	56,250
Stock issued for consulting services on September 5, 2000	—	—	28,874
Stock issued for consulting services on September 10, 2000	—	—	14,750
Stock issued for consulting services on November 2, 2000	—	—	8,653
Stock issued for consulting services on November 4, 2000	—	—	8,653
Stock issued for consulting services on December 20, 2000	—	—	9,541

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY - Continued
FROM INCEPTION (FEBRUARY 28, 1998) TO MARCH 31, 2004

		Common Stock			Additional
	Price per			Common stock	paid-in
	share	Shares	Amount	to be issued	capital
Stock issued for filing services on December 20, 2000	0.50	5,172	5	—	2,581
Stock issued for professional services on December 26, 2000	0.38	12,960	13	—	4,912
Other stock issuance on August 24, 2000	2.13	2,000	2	—	4,258
Common shares cancelled		(55,000)	(55)	—	(64,245)
Net loss		—	—	—	—

Balance, December 31, 2000 (as corrected, see Note 1)		15,645,935	15,646	—	1,437,873
Stock issued for consulting services on January 8, 2001	0.31	9,833	10	—	3,038
Stock issued for consulting services on February 1, 2001	0.33	9,833	10	—	3,235
Stock issued for consulting services on March 1, 2001	0.28	9,833	10	—	2,743
Stock issued for legal services on March 13, 2001	0.32	150,000	150	—	47,850
Stock issued for consulting services on April 3, 2001	0.25	9,833	10	—	2,448
Stock issued for legal services on April 4, 2001	0.25	30,918	31	—	7,699
Stock issued for professional services on April 4, 2001	0.25	7,040	7	—	1,753
Stock issued for consulting services on April 5, 2001	0.25	132,600	132	—	33,018
Stock issued for filing fees on April 30, 2001	1.65	1,233	1	—	2,033
Stock issued for filing fees on September 19, 2001	0.85	2,678	2	—	2,274
Stock issued for professional services on September 28, 2001	0.62	150,000	150	—	92,850
Stock issued for directors services on October 5, 2001	0.60	100,000	100	—	59,900
Stock issued for legal services on October 17, 2001	0.60	11,111	11	—	6,655
Stock issued for consulting services on October 18, 2001	0.95	400,000	400	—	379,600
Stock issued for consulting services on October 19, 2001	1.25	150,000	150	—	187,350
Stock issued for exhibit fees on October 22, 2001	1.35	5,000	6	—	6,745
Stock issued for directors services on November 2, 2001	0.95	1,000,000	1,000	—	949,000
Stock issued for consulting services on November 7, 2001	0.85	20,000	20	—	16,980
Stock issued for consulting services on November 20, 2001	0.98	43,000	43	—	42,097
Stock issued for consulting services on November 27, 2001	0.98	10,000	10	—	9,790
Stock issued for consulting services on November 28, 2001	0.98	187,000	187	—	183,073
Intrinsic value of options issued to employees		—	—	—	2,600,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Deficit accumulated	Total stockholders’
	Deferred	during the	development
	compensation	development stage	stage deficiency
Stock issued for filing services on December 20, 2000	—	—	2,586
Stock issued for professional services on December 26, 2000	—	—	4,925
Other stock issuance on August 24, 2000	—	—	4,260
Common shares cancelled	—	—	(64,300)
Net loss	—	(1,270,762)	(1,270,762)

Balance, December 31, 2000 (as corrected, see Note 1)	—	(2,367,333)	(913,814)
Stock issued for consulting services on January 8, 2001	—	—	3,048
Stock issued for consulting services on February 1, 2001	—	—	3,245
Stock issued for consulting services on March 1, 2001	—	—	2,753
Stock issued for legal services on March 13, 2001	—	—	48,000
Stock issued for consulting services on April 3, 2001	—	—	2,458
Stock issued for legal services on April 4, 2001	—	—	7,730
Stock issued for professional services on April 4, 2001	—	—	1,760
Stock issued for consulting services on April 5, 2001	—	—	33,150
Stock issued for filing fees on April 30, 2001	—	—	2,034
Stock issued for filing fees on September 19, 2001	—	—	2,276
Stock issued for professional services on September 28, 2001	—	—	93,000
Stock issued for directors services on October 5, 2001	—	—	60,000
Stock issued for legal services on October 17, 2001	—	—	6,666
Stock issued for consulting services on October 18, 2001	—	—	380,000
Stock issued for consulting services on October 19, 2001	—	—	187,500
Stock issued for exhibit fees on October 22, 2001	—	—	6,751
Stock issued for directors services on November 2, 2001	—	—	950,000
Stock issued for consulting services on November 7, 2001	—	—	17,000
Stock issued for consulting services on November 20, 2001	—	—	42,140
Stock issued for consulting services on November 27, 2001	—	—	9,800
Stock issued for consulting services on November 28, 2001	—	—	183,260
Intrinsic value of options issued to employees	(2,600,000)	—	—

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY - Continued
FROM INCEPTION (FEBRUARY 28, 1998) TO MARCH 31, 2004

		Common Stock			Additional
	Price per			Common stock	paid-in
	share	Shares	Amount	to be issued	capital
Fair value of options issued to non-employees for services		—	—	—	142,318
Amortization of deferred compensation		—	—	—	—
Net loss		—	—	—	—

Balance, December 31, 2001		18,085,847	18,086	—	6,220,322
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	—	857,850
Common stock paid for, but not issued (2,305,000 shares)	0.15-0.25	—	—	389,875	—
Fair value of options issued to non-employees for services		—	—	—	54,909
Amortization of deferred compensation		—	—	—	—
Net loss		—	—	—	—

Balance, December 31, 2002		20,235,847	20,236	389,875	7,133,081
Stock issued, previously paid for	0.15	1,425,000	1,425	(213,750)	212,325
Stock issued, previously paid for	0.25	880,000	880	(220,000)	219,120
Stock and warrants issued for cash on March 20, 2003	0.25	670,000	670	—	166,830
Stock and warrants issued for cash on April 4, 2003	0.25	900,000	900	—	224,062
Stock and warrants issued for cash on April 8, 2003	0.25	100,000	100	—	24,900
Stock and warrants issued for cash on May 8, 2003	0.25	1,150,000	1,150	—	286,330
Stock and warrants issued for cash on June 16, 2003	0.25	475,000	475	—	118,275
Stock issued for legal services on June 27, 2003	0.55	83,414	83	—	45,794
Debt converted to stock and warrants on June 27, 2003	0.25	2,000,000	2,000	—	498,000
Stock and warrants issued for cash on July 11, 2003	0.25	519,000	519	—	129,231
Stock and warrants issued for cash on September 29, 2003	0.25	1,775,000	1,775	—	441,976
Stock and warrants issued for cash on October 21, 2003	0.25	1,845,000	1,845	—	459,405
Stock and warrants issued for cash on October 28, 2003	0.25	1,570,000	1,570	—	390,930
Stock and warrants issued for cash on November 19, 2003	0.25	500,000	500	—	124,500
Finders’ fees related to stock issuances		—	—	43,875	(312,582)
Common stock paid for, but not issued (25,000 shares)	0.25	—	—	6,250	—
Amortization of deferred comp		—	—	—	—
Net loss for year ended December 31, 2003		—	—	—	—

Balance, December 31, 2003		34,128,261	34,128	6,250	10,162,177

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Deficit accumulated	Total stockholders’
	Deferred	during the	development
	compensation	development stage	stage deficiency
Fair value of options issued to non-employees for services	—	—	142,318
Amortization of deferred compensation	191,667	—	191,667
Net loss	—	(2,735,013)	(2,735,013)

Balance, December 31, 2001	(2,408,333)	(5,102,346)	(1,272,271)
Stock issued for directors services on December 10, 2002	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	—	—	389,875
Fair value of options issued to non-employees for services	(54,909)	—	—
Amortization of deferred compensation	891,182	—	891,182
Net loss	—	(2,749,199)	(2,749,199)

Balance, December 31, 2002	(1,572,060)	(7,851,545)	(1,880,413)
Stock issued, previously paid for	—	—	—
Stock issued, previously paid for	—	—	—
Stock and warrants issued for cash on March 20, 2003	—	—	167,500
Stock and warrants issued for cash on April 4, 2003	—	—	224,962
Stock and warrants issued for cash on April 8, 2003	—	—	25,000
Stock and warrants issued for cash on May 8, 2003	—	—	287,480
Stock and warrants issued for cash on June 16, 2003	—	—	118,750
Stock issued for legal services on June 27, 2003	—	—	45,877
Debt converted to stock and warrants on June 27, 2003	—	—	500,000
Stock and warrants issued for cash on July 11, 2003	—	—	129,750
Stock and warrants issued for cash on September 29, 2003	—	—	443,751
Stock and warrants issued for cash on October 21, 2003	—	—	461,250
Stock and warrants issued for cash on October 28, 2003	—	—	392,500
Stock and warrants issued for cash on November 19, 2003	—	—	125,000
Finders’ fees related to stock issuances	—	—	(268,707)
Common stock paid for, but not issued (25,000 shares)	—	—	6,250
Amortization of deferred comp	863,727	—	863,727
Net loss for year ended December 31, 2003	—	(2,476,063)	(2,476,063)

Balance, December 31, 2003	(708,333)	(10,327,608)	(833,386)

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY - Continued
FROM INCEPTION (FEBRUARY 28, 1998) TO MARCH 31, 2004

		Common Stock			Additional
	Price per			Common stock	paid-in
	share	Shares	Amount	to be issued	capital
Common stock issued, previously paid for	0.25	25,000	25	(6,250)	6,225
Stock issued for director services on March 31, 2004	0.25	50,000	50	—	12,450
Stock issued for previously accrued finders fees on March 31, 2004	0.15	82,500	82	—	12,293
Stock issued for previously accrued finders fees on March 31, 2004	0.25	406,060	407	—	101,199
Options issued to employees		—	—	—	359,582
Options issued to non-employees		—	—	—	60,120
Amortization of deferred comp		—	—	—	—
Net loss for three months ended March 31, 2004		—	—	—	—

Balance, March 31, 2004 (unaudited)		34,691,821	$34,692	$—	$10,714,046

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Deficit accumulated	Total stockholders’
	Deferred	during the	development
	compensation	development stage	stage deficiency
Common stock issued, previously paid for	—	—	—
Stock issued for director services on March 31, 2004	—	—	12,500
Stock issued for previously accrued finders fees on March 31, 2004	—	—	12,375
Stock issued for previously accrued finders fees on March 31, 2004	—	—	101,606
Options issued to employees	(359,582)	—	—
Options issued to non-employees	(60,120)	—	—
Amortization of deferred comp	317,425	—	317,425
Net loss for three months ended March 31, 2004	—	(776,570)	(776,570)

Balance, March 31, 2004 (unaudited)	$(810,610)	$(11,104,178)	$(1,166,050)

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (unaudited)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND
FOR THE PERIOD FROM INCEPTION (FEBRUARY 18, 1998)
TO MARCH 31, 2004

			Cumulative
	March 31,	March 31,	since
	2004	2003	inception
Cash flows from operating activities
Net loss	$(776,570)	$(606,001)	$(11,104,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Fair value of options issued for services	—	—	642,318
Issuance of common stock for services	12,500	—	3,322,354
Amortization of deferred compensation	317,425	226,226	2,264,001
Depreciation	1,292	1,223	7,024
Changes in operating liabilities:
Income taxes payable	1,000	1,064	6,991
Accrued expenses	7,129	12,276	720,709

Net cash used in operating activities	(437,224)	(365,212)	(3,635,781)

Cash flows from investing activities
Purchase of property and equipment	(4,870)	—	(42,296)

Net cash used in investing activities	(4,870)	—	(42,296)

Cash flows from financing activities
Increase (decrease) in payables to related parties	(21,425)	59,618	32,928
Advances from founding executive officer	—	—	517,208
Issuance of common stock for cash	—	211,375	3,590,474
Common stock issuable	—	349,942	—

Net cash provided by (used in) financing activities	(21,425)	620,935	4,140,610

Net increase (decrease) in cash	(463,019)	255,723	462,533
Cash, beginning of period	926,052	107,489	—

Cash, end of period	$462,533	$363,212	$462,533

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS - Continued (unaudited)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND
FOR THE PERIOD FROM INCEPTION (FEBRUARY 18, 1998)
TO MARCH 31, 2004

			Cumulative
	March 31,	March 31,	since
	2004	2003	inception
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$—	$—	$—

Income taxes	$—	$—	$—

Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	419,702	—	3,074,611
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	—	—	500,000
Stock issued for previously accrued finders fee	113,981	—	113,981

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

1.	Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Save the World Air, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. The balance sheet as of December 31, 2003 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

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

The SEC’s complaint alleges that from at least February 1999 through at least April 2001, the Company and Mr. Muller carried out a fraudulent promotional campaign using press releases, Internet postings, an elaborate Internet website, and televised media events to disseminate false and materially misleading information about the Company’s product and commercial prospects. The complaint also alleges that the Company’s and Mr. Muller’s actions led to the artificial inflation of the price and trading volume of the Company stock, causing its market capitalization to be as much as $218,728,062. The promotional information distributed by the Company and Mr. Muller included: (1) announcements of significant licensing agreements and other important business developments, and (2) announcements concerning public automotive demonstrations that purportedly proved or would prove that the ZEFS materially reduces emissions and improves fuel economy in motor vehicles. The complaint further alleges that the purported licensing agreements and other purported

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

1.	Organization and basis of presentation - Continued

Significant matters - Continued

business events simply did not exist, and the then current ZEFS demonstrations did not prove that the ZEFS actually worked as represented. At the same time that he publicly promoted the Company, Mr. Muller privately sold millions of shares of the Company’s restricted stock that, if sold at then-prevailing market prices, would have provided him with over $9 million in personal profits. He concealed these sales by failing to disclose in SEC filings, as required, any changes in his beneficial ownership in the Company. The SEC complaint also states that the Company and Mr. Muller made at least nine SEC filings that contain false financial statements and disclosures.

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

1.	Organization and basis of presentation - Continued

Significant matters - Continued

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
THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

2.	Net loss per share

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the three months ended March 31, 2004 and the year ended December 31, 2003, the dilutive impact of outstanding stock options of 15,172,652 and 14,000,000, respectively, and 13,367,414 warrants in 2003 has been excluded because their impact on the loss per share is antidilutive.

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
THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

3.	New accounting pronouncements - Continued

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 (“FIN 46R”) that replaced the original FIN 46. FIN 46R requires identification of a company’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant even if consolidation is not required. The Company is not currently participating in, or invested in, any VIEs, as defined in FIN 46R. The implementation of the provisions of FIN 46R in 2003 did not have a significant effect on the Company’s consolidated financial statement presentation or disclosures.

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
THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

4.	Certain relationships and related transactions - Continued

Due to founding executive officer - Continued

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

Due to related parties

Masry & Vititoe, a law firm in which Edward Masry is a partner, has advanced $36,478 and $57,903 as of March 31, 2004 and December 31, 2003 to the Company for working capital purposes. The advances payable to Masry & Vititoe were allocations to the Company for shared expenses, primarily payroll. These advances are unsecured, non-interest bearing, and are due on demand.

5.	Stockholders’ deficiency

As of March 31, 2004, the Company has authorized 200,000,000 shares of its common stock and 34,153,261 shares were issued and outstanding. As described in Note 1, estimates and judgments were used by management to determine the fair value for certain issuances of the outstanding shares.

The Company’s significant stockholders are as follows:

	Number	Percentage
	of shares	ownership
Mr. Jeffrey Muller and controlled by Mr. Muller through beneficial ownership	8,716,710	25.1%
Mr. Edward Masry	3,000,000	8.6%
Mr. Edward Skoda	4,000,000	11.5%
Remaining stockholders	18,975,111	54.8%

	34,691,821	100.0%

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

6.	Stock options

The Company issues stock options to employees, directors and consultants under no formal plan. Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance or up to one year. The weighted average remaining contractual life of employee options outstanding at March 31, 2004 was 7.32 years. Stock option activity for the years ended December 31, 2002 and 2003, was as follows:

		Weighted Avg.
	Options	Exercise Price
Options outstanding, January 1, 2003	14,000,000	$0.13
Options granted	—	1.00
Options exercised	—	—
Options cancelled	—	—

Options, December 31, 2003	14,000,000	0.13
Options granted	1,172,652	1.03
Options exercised	—	—
Options cancelled	—	—

Options, March 31, 2004	15,172,652	$0.20

Options outstanding at March 31, 2004 and the related weighted average exercise price and remaining life information is as follows:

		Weighted average	Total weighted
Range of exercise	Total options	remaining life in	average exercise		Weighted average
prices	outstanding	years	price	Options exercisable	exercise price
$0.10	10,000,000	N/A	$0.10	10,000,000	$0.10
0.10	3,000,000	6.83	0.10	2,000,000	0.10
0.40	750,000	8.79	0.40	750,000	0.40
0.50	150,000	3.71	0.50	150,000	0.50
1.00	100,000	8.67	1.00	100,000	1.00
.98	900,000	4.75	.98	—	—
1.15	193,912	4.75	1.15	—	—
1.27	78,740	4.75	1.27	—	—

$0.10-$1.27	15,172,652	5.55	$0.20	13,000,000	$0.19

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

6.	Stock options – Continued

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

Intrinsic value of employee options

Certain employee options were granted with exercise prices less the than fair market value of the Company’s stock at the date of grant. As the grants were to employees, the intrinsic value method, as allowed under APB No. 25, was used to calculate the related compensation expense. For the three months ended March 31, 2004, $302,395 of employee deferred compensation was amortized and recognized as expense. The remaining deferred compensation expense will be recognized over the remaining vesting periods of the employee options through 2004.

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

			Cumulative
	March 31,	December 31,	since
	2004	2003	inception
Net loss, as reported	$(776,570)	$(2,476,063)	$(11,104,177)
Less: total fair value method stock-based employee compensation expense	(573,906)	(949,977)	(2,782,188)
Add: deferred compensation amortization for below market employee options	302,395	850,000	2,194,062

Pro forma net loss	$(1,048,081)	$(2,576,040)	$(11,692,303)

Pro forma loss per share	$(0.03)	$(0.10)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS - Continued
THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

7.	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $776,570, a negative cash flow from operations of $437,224, a working capital deficiency of $187,664 and a stockholders’ deficiency of $1,166,050. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2003. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

     The forward-looking statements set forth in this Form 10-QSB are as of March 31, 2004, and we undertake no duty to update this information.

Overview

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and notes thereto included in Part I, Item 1 of this Form 10-QSB and the Financial Statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

     We anticipate that these research and development efforts will continue for at least the remainder of 2004. We do not envision generating any significant revenue in 2004, although limited marketing activities later in 2004 could produce nominal revenue. We will need to raise additional capital to fund continuing research and development activities and meet our operating expenses, including marketing activities, for the remainder of 2004.

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

     We had a net loss of $751,570 for the three months ended March 31, 2004, compared to a net loss of $ 606,001 for the three months ended March 31, 2003. The increase in loss is primarily attributable to an increase in research and development expenses as a result of the agreement we entered into with RAND Corporation in December 2002. We expect an increase in net loss through 2004 attributable to increased research and development, and general and administrative expenses, as well as the commencement of marketing activities.

Liquidity and Capital Resources

     We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of March 31, 2004 we had cash of $462,533 and an accumulated deficit of $11,104,178. Our 2004 negative operating cash flows were funded primarily through the net proceeds of a private financing that we commenced in November 2002 and completed in October 2003. We anticipate additional operating losses, which may increase, through at least the remainder of 2004 as we expand our research and development program, provide for general and administrative expenses and commence marketing activities, without the benefit of revenue.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $776,570, a negative cash flow from operations of $437,224, a working capital deficiency of $187,664 and a stockholders’ deficiency of $1,166,050. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     We believe that we have sufficient cash to fund our operations through approximately July 2004. We will need to raise additional capital or incur new debt to fund our operations as described above and management is actively pursuing financing possibilities. However, there can be no assurance that additional equity or debt financing will be available or, if it is available, that is will be available on terms that are favorable to the Company. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of, or eliminate our research and development programs, or relinquish rights to technologies that we might otherwise seek to develop or commercialize.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 (“FIN 46R”) that replaced the original FIN 46. FIN 46R requires identification of a company’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant even if consolidation is not required. The Company is not currently participating in, or invested in, any VIEs, as defined in FIN 46R. The implementation of the provisions of FIN 46R in 2003 did not have a significant effect on the Company’s consolidated financial statement presentation or disclosures.

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

     On July 2, 2002, after an investigation by our newly constituted board of directors, we filed a cross-complaint in the SEC action against Mr. Muller and others seeking injunctive relief, disgorgement and financial restitution for a variety of acts and omissions in connection with sales of our stock and other transactions occurring between 1998 and 2002. Among other things, we allege that Mr. Muller and certain others sold stock without consideration and without registration under federal securities laws; engaged in self-dealing and entered into various undisclosed related-party transactions; misappropriated for their own use proceeds from sales of our stock; and entered into various undisclosed arrangements regarding the control, voting and disposition of their stock. We contend that we are entitled to a judgment canceling all of the approximately 8,716,710 shares of our common stock which we believe are controlled, directly or indirectly, by Mr. Muller, divesting Mr. Muller of any right to exercise options for 10,000,000 shares of our stock, the entry of an existing preliminary injunction to prevent Mr. Muller from any involvement with the company and a monetary judgment against Muller and others in the amount of several million dollars. We are also seeking cancellation of the previous royalty arrangement with Mr. Muller.

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

      The SEC filed a motion for summary judgement on May 28, 2004. Further proceedings for pretrial motions have been assigned to U.S. Magistrate Frank Mass. Judge Mass postponed and rescheduled the filing date for the Company to file its motion for summary judgment until July 16, 2004. After a period of time during which Mr. Muller will have an opportunity to reply and the Company and the SEC will have an opportunity to respond, it is expected that a hearing to resolve the issues raised in these motions will be calendared during September 2004.

     Although the outcome of this litigation cannot be predicted with any degree of certainty, we are optimistic that the Court’s ruling will either significantly narrow the issues for any later trial or will result in a disposition of the case in a manner favorable to the company. While we believe that we have valid claims, there can be no assurance that an adverse result or settlement would not have a material adverse effect on our financial position or cash flow.

Item 2. Changes in Securities

     On October 14, 2003, the Company sold 25,000 shares of common stock to one individual. These shares were not issued until February 3, 2004.

     In January 2004, the Company issued 50,000 shares of common stock to Jack Bradham, for his services on the Company’s advisory board.

     In February 2004, the Company issued an aggregate 488,560 shares of common stock to various individuals who provided services to the Company in connection with its private offering of common stock between November 2002 and October 2003.

     The issuance of the shares described above was made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 (the “Act”), as amended. We made no public solicitation in connection with the issuance of the above-mentioned securities. We relied on representation from the purchasers of the securities that they purchased the securities for investment only and not with a view to any distribution thereof and that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.

      In March 2004, the Board of Directors approved the issuance stock options for an aggregate 1,172,652 shares of the Company’s common stock to 11 individuals, who are employees, directors or consultants of the Company. These options were issued pursuant to the Company’s 2004 Stock Option Plan approved by the Board of Directors on the same date, subject to stockholder approval of the plan at the 2004 annual meeting of stockholders. The stockholders approved the plan at the 2004 annual meeting, which was held on May 24, 2004.

     The Company intends to register the shares of common stock which may be issued upon exercise of the options in a registration statement on Form S-8 to be filed with the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K

     The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description
10.1(1)	Commercial Sublease between the Registrant and KZ Golf, Inc., dated October 16, 2003.

10.2(1)	General Tenancy Agreement between the Registrant and Autumlee Pty Ltd., dated November 15, 2003.

10.3(2)	Agreement between the Registrant and RAND, dated December 13, 2002.

10.4(1)*	Agreement between the Registrant and RAND, dated May 7, 2003.

10.5	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.4

10.6	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.4

10.7	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.4

10.8(3)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).

10.9(3)	Assignment and Bill of Sale between Pro Hart and the Registrant dated May 28, 2002.

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350.

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

*	Confidential Treatment Requested.

(1)	Incorporated by reference from Registrant’s Form 10-KSB for fiscal year ended December 31, 2002.

(2)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.

(3)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SAVE THE WORLD AIR, INC.
Date: July 14, 2004	By:	/s/ Edward L. Masry
Edward L. Masry
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1(1)	Commercial Sublease between the Registrant and KZ Golf, Inc., dated October 16, 2003.

10.2(1)	General Tenancy Agreement between the Registrant and Autumlee Pty Ltd., dated November 15, 2003.

10.3(2)	Agreement between the Registrant and RAND, dated December 13, 2002.

10.4(1)*	Agreement between the Registrant and RAND, dated May 7, 2003.

10.5	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.4

10.6	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.4

10.7	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.4

10.8(3)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).

10.9(3)	Assignment and Bill of Sale between Pro Hart and the Registrant dated May 28, 2002.

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350.

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

*	Confidential Treatment Requested.

(1)	Incorporated by reference from Registrant’s Form 10-KSB for fiscal year ended December 31, 2002.

(2)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.

(3)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.