Form 10QSB
period 2004-06-30
SAVE THE WORLD AIR INC
filed 2004-08-23
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to

Commission File Number 0-29185

SAVE THE WORLD AIR, INC.

(Exact name of registrant as specified in its charter)

Nevada	52-2088326
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5125 Lankershim Boulevard
North Hollywood, California 91601
(Address, including zip code, of principal executive offices)
(818) 487-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act: None.
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par
value.

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     The number of shares of the Registrant’s Common Stock outstanding as of June 30, 2004 was 36,366,821 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

SAVE THE WORLD AIR, INC.
FORM 10-QSB
INDEX

PART I

Item 1. Financial Statements

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

SIX MONTHS ENDED JUNE 30, 2004

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS
JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

	June 30, 2004	December 31,
	(unaudited)	2003
ASSETS
Current assets
Cash	$138,815	$926,052

Total current assets	138,815	926,052

Property and equipment, net of accumulated depreciation	37,739	35,244

	$176,554	$961,296

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS — Continued
JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

	June 30, 2004	December 31,
	(unaudited)	2003
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Income taxes payable	$6,991	$5,991
Payables to related parties	21,478	57,903
Accrued expenses	771,840	713,580

Total current liabilities	800,309	777,474

Due to founding executive officer	1,017,208	1,017,208

Commitments and contingencies
Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 36,366,821 and 34,128,261 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	36,367	34,128
Common stock to be issued	—	6,250
Additional paid-in capital	11,083,621	10,162,177
Deferred compensation	(493,185)	(708,333)
Deficit accumulated during the development stage	(12,267,766)	(10,327,608)

Total stockholders’ deficiency	(1,640,963)	(833,386)

	$176,554	$961,296

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2004 and 2003 AND FOR THE PERIOD FROM INCEPTION
(FEBRUARY 18, 1998) TO JUNE 30, 2004

	Three months ended		Six months ended
	June 30,		June 30,		Cumulative
					since
	2004	2003	2004	2003	inception
Net sales	$—	$—	$—	$—	$—
Expenses	1,163,702	440,669	1,939,672	1,045,650	12,261,772

Loss before other income	(1,163,702)	(440,669)	(1,939,672)	(1,045,650)	(12,261,772)
Other income
Interest income	114	—	514	—	954

Loss before provision for income taxes	(1,163,588)	(440,669)	(1,939,158)	(1,045,650)	(12,260,818)
Provision for income taxes	—	—	1,000	1,020	6,948

Net loss	$(1,163,588)	$(440,669)	$(1,940,158)	$(1,046,670)	$(12,267,766)

Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Weighted average shares outstanding, basic and diluted	35,230,557	24,974,036	34,687,239	22,796,622

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2004

							Deficit	Total
							accumulated	stockholders’
		Common Stock			Additional		during the	development
	Price per			Common stock	paid-in	Deferred	development	stage
	share	Shares	Amount	to be issued	capital	compensation	stage	deficiency
Balance, February 18, 1998 (date of inception)		—	$—	$—	$—	$—	$—	$—
Issuance of common stock on April 18, 1998	.0015 – .01	10,030,000	10,030	—	14,270	—	—	24,300
Net loss		—	—	—	—	—	(21,307)	(21,307)

Balance, December 31, 1998 (as corrected, see Note 1)		10,030,000	10,030		14,270	—	(21,307)	2,993
Issuance of common stock on May 18, 1999	1.00 – 6.40	198,003	198	—	516,738	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	.001	5,000,000	5,000	—	—	—	—	5,000
Stock issued for professional services on May 18, 1999	0.88	69,122	69	—	49,444	—	—	49,513
Net loss		—	—	—	—	—	(1,075,264)	(1,075,264)

Balance, December 31, 1999 (as corrected, see Note 1)		15,297,125	15,297	—	580,452	—	(1,096,571)	(500,822)
Stock issued for employee compensation on February 8, 2000	1.03	20,000	20	—	20,580	—	—	20,600
Stock issued for consulting services on February 8, 2000	1.03	100,000	100	—	102,900	—	—	103,000
Stock issued for professional services on April 18, 2000	3.38	27,000	27	—	91,233	—	—	91,260
Stock issued for directors fees on April 18, 2000	3.38	50,000	50	—	168,950	—	—	169,000
Stock issued for professional services on May 19, 2000	4.06	5,000	5	—	20,295	—	—	20,300
Stock issued for directors fees on June 20, 2000	4.44	6,000	6	—	26,634	—	—	26,640
Stock issued for professional services on June 20, 2000	4.44	1,633	2	—	7,249	—	—	7,251
Stock issued for professional services on June 26, 2000	5.31	1,257	1	—	6,674	—	—	6,675
Stock issued for employee compensation on June 26, 2000	5.31	22,000	22	—	116,798	—	—	116,820
Stock issued for consulting services on June 26, 2000	5.31	9,833	10	—	52,203	—	—	52,213
Stock issued for promotional services on July 28, 2000	4.88	9,675	9	—	47,205	—	—	47,214
Stock issued for consulting services on July 28, 2000	4.88	9,833	10	—	47,975	—	—	47,985
Stock issued for consulting services on August 4, 2000	2.13	35,033	35	—	74,585	—	—	74,620
Stock issued for promotional services on August 16, 2000	2.25	25,000	25	—	56,225	—	—	56,250
Stock issued for consulting services on September 5, 2000	2.25	12,833	13	—	28,861	—	—	28,874
Stock issued for consulting services on September 10, 2000	1.50	9,833	10	—	14,740	—	—	14,750
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on November 4, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on December 20, 2000	0.50	19,082	19	—	9,522	—	—	9,541
Stock issued for filing services on December 20, 2000	0.50	5,172	5	—	2,581	—	—	2,586

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY - Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2004

							Deficit	Total
							accumulated	stockholders'
		Common Stock			Additional		during the	development
	Price per			Common stock	paid-in	Deferred	development	stage
	share	Shares	Amount	to be issued	capital	compensation	stage	deficiency
Stock issued for professional services on December 26, 2000	0.38	12,960	13	—	4,912	—	—	4,925
Other stock issuance on August 24, 2000	2.13	2,000	2	—	4,258	—	—	4,260
Common shares cancelled		(55,000)	(55)	—	(64,245)	—	—	(64,300)
Net loss		—	—	—	—	—	(1,270,762)	(1,270,762)

Balance, December 31, 2000 (as corrected, see Note 1)		15,645,935	15,646	—	1,437,873	—	(2,367,333)	(913,814)
Stock issued for consulting services on January 8, 2001	0.31	9,833	10	—	3,038	—	—	3,048
Stock issued for consulting services on February 1, 2001	0.33	9,833	10	—	3,235	—	—	3,245
Stock issued for consulting services on March 1, 2001	0.28	9,833	10	—	2,743	—	—	2,753
Stock issued for legal services on March 13, 2001	0.32	150,000	150	—	47,850	—	—	48,000
Stock issued for consulting services on April 3, 2001	0.25	9,833	10	—	2,448	—	—	2,458
Stock issued for legal services on April 4, 2001	0.25	30,918	31	—	7,699	—	—	7,730
Stock issued for professional services on April 4, 2001	0.25	7,040	7	—	1,753	—	—	1,760
Stock issued for consulting services on April 5, 2001	0.25	132,600	132	—	33,018	—	—	33,150
Stock issued for filing fees on April 30, 2001	1.65	1,233	1	—	2,033	—	—	2,034
Stock issued for filing fees on September 19, 2001	0.85	2,678	2	—	2,274	—	—	2,276
Stock issued for professional services on September 28, 2001	0.62	150,000	150	—	92,850	—	—	93,000
Stock issued for directors services on October 5, 2001	0.60	100,000	100	—	59,900	—	—	60,000
Stock issued for legal services on October 17, 2001	0.60	11,111	11	—	6,655	—	—	6,666
Stock issued for consulting services on October 18, 2001	0.95	400,000	400	—	379,600	—	—	380,000
Stock issued for consulting services on October 19, 2001	1.25	150,000	150	—	187,350	—	—	187,500
Stock issued for exhibit fees on October 22, 2001	1.35	5,000	6	—	6,745	—	—	6,751
Stock issued for directors services on November 2, 2001	0.95	1,000,000	1,000	—	949,000	—	—	950,000
Stock issued for consulting services on November 7, 2001	0.85	20,000	20	—	16,980	—	—	17,000
Stock issued for consulting services on November 20, 2001	0.98	43,000	43	—	42,097	—	—	42,140
Stock issued for consulting services on November 27, 2001	0.98	10,000	10	—	9,790	—	—	9,800
Stock issued for consulting services on November 28, 2001	0.98	187,000	187	—	183,073	—	—	183,260
Intrinsic value of options issued to employees		—	—	—	2,600,000	(2,600,000)	—	—
Fair value of options issued to non-employees for services		—	—	—	142,318	—	—	142,318
Amortization of deferred compensation		—	—	—	—	191,667	—	191,667
Net loss		—	—	—	—	—	(2,735,013)	(2,735,013)

Balance, December 31, 2001		18,085,847	18,086	—	6,220,322	(2,408,333)	(5,102,346)	(1,272,271)

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY - Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2004

							Deficit	Total
							accumulated	stockholders'
		Common Stock			Additional		during the	development
	Price per			Common stock	paid-in	Deferred	development	stage
	share	Shares	Amount	to be issued	capital	compensation	stage	deficiency
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	—	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	0.15 - 0.25	—	—	389,875	—	—	—	389,875
Fair value of options issued to non-employees for services		—	—	—	54,909	(54,909)	—	—
Amortization of deferred compensation		—	—	—	—	891,182	—	891,182
Net loss		—	—	—	—	—	(2,749,199)	(2,749,199)

Balance, December 31, 2002		20,235,847	20,236	389,875	7,133,081	(1,572,060)	(7,851,545)	(1,880,413)
Common stock issued, previously paid for	0.15	1,425,000	1,425	(213,750)	212,325	—	—	—
Common stock issued, previously paid for	0.25	880,000	880	(220,000)	219,120	—	—	—
Stock issued for cash on March 20, 2003	0.25	670,000	670	—	166,830	—	—	167,500
Stock issued for cash on April 4, 2003	0.25	900,000	900	—	224,062	—	—	224,962
Stock issued for cash on April 8, 2003	0.25	100,000	100	—	24,900	—	—	25,000
Stock issued for cash on May 8, 2003	0.25	1,150,000	1,150	—	286,330	—	—	287,480
Stock issued for cash on June 16, 2003	0.25	475,000	475	—	118,275	—	—	118,750
Stock issued for legal services on June 27, 2003	0.55	83,414	83	—	45,794	—	—	45,877
Debt converted to stock on June 27, 2003	0.25	2,000,000	2,000	—	498,000	—	—	500,000
Stock and warrants issued for cash on July 11, 2003	0.25	519,000	519	—	129,231	—	—	129,750
Stock and warrants issued for cash on September 29, 2003	0.25	1,775,000	1,775	—	441,976	—	—	443,751
Stock and warrants issued for cash on October 21, 2003	0.25	1,845,000	1,845	—	459,405	—	—	461,250
Stock and warrants issued for cash on October 28, 2003	0.25	1,570,000	1,570	—	390,930	—	—	392,500
Stock and warrants issued for cash on November 19, 2003	0.25	500,000	500	—	124,500	—	—	125,000
Finders’ fees related to stock issuances		—	—	43,875	(312,582)	—	—	(268,707)
Common stock paid for, but not issued (25,000 shares)	0.25	—	—	6,250	—	—	—	6,250
Amortization of deferred comp		—	—	—	—	863,727	—	863,727
Net loss for year ended December 31, 2003		—	—	—	—	—	(2,476,063)	(2,476,063)

Balance, December 31, 2003		34,128,261	34,128	6,250	10,162,177	(708,333)	(10,327,608)	(833,386)
Common stock issued, previously paid for	0.25	25,000	25	(6,250)	6,225	—	—	—
Stock issued for director services on March 31, 2004	0.25	50,000	50	—	12,450	—	—	12,500
Stock issued for finders fees on March 31, 2004	0.15	82,500	82	—	12,293	—	—	12,375
Stock issued for finders fees on March 31, 2004	0.25	406,060	407	—	101,199	—	—	101,606

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2004

	Price per	Common Stock		Common stock	Additional paid-in	Deferred	Deficit accumulated during the development	Total stockholder’ development stage
	share	Shares	Amount	to be issued	capital	compensation	stage	deficiency
Stock issued for services on April 2, 2004	0.25	65,000	65	—	16,185	—	—	16,250
Debt converted to stock on April 2, 2004	0.25	60,000	60	—	14,940	—	—	15,000
Stock issued for cash on May 21, 2004	0.20	950,000	950	—	189,050	—	—	190,000
Stock issued for directors services on June 8, 2004	0.25	600,000	600	—	149,400	—	—	150,000
Options issued to employees		—	—	—	359,582	(359,582)	—	—
Options issued to non-employees		—	—	—	60,120	(60,120)	—	—
Amortization of deferred comp		—	—	—	—	634,850	—	634,850
Net loss for six months ended June 30, 2004		—	—	—	—	—	(1,940,158)	(1,940,158)

Balance, June 30, 2004 (unaudited)		36,366,821	$36,367	$—	$11,083,621	$(493,185)	$(12,267,766)	$(1,640,963)

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO
JUNE 30, 2004

			Cumulative
	June 30,	June 30,	since
	2004	2003	inception
Cash flows from operating activities
Net loss	$(1,940,158)	$(1,046,670)	$(12,267,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Fair value of options issued for services	—	—	142,318
Issuance of common stock for services	178,750	45,877	4,031,624
Amortization of deferred compensation	634,850	438,726	2,581,425
Depreciation	4,066	2,446	9,798
Changes in operating liabilities:
Income taxes payable	1,000	1,064	6,991
Accrued expenses	172,241	(74,221)	573,239

Net cash used in operating activities	(949,251)	(632,778)	(4,417,371)

Cash flows from investing activities
Purchase of property and equipment	(6,561)	—	(43,987)

Net cash used in investing activities	(6,561)	—	(43,987)

Cash flows from financing activities
Increase (decrease) in payables to related parties	(21,425)	119,236	532,928
Advances from founding executive officer	—	—	517,208
Issuance of common stock for cash	190,000	867,567	3,550,037
Common stock issuable	—	150,000	—

Net cash provided by financing activities	168,575	1,136,803	4,600,173

Net increase (decrease) in cash	(787,237)	504,025	138,815
Cash, beginning of period	926,052	107,489	—

Cash, end of period	$138,815	$611,514	$138,815

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS – Continued (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2004 and 2003 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO
JUNE 30, 2004

			Cumulative
	June 30,	June 30,	since
	2004	2003	inception
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$—	$—	$—

Income taxes	$—	$—	$—

Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	419,702	—	3,074,611
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	15,000	500,000	515,000
Issuance of common stock in settlement of payable	113,981	—	113,981
Common stock, previously paid for	6,250	—	—
Fees accrued for issuance of common stock	—	153,509	312,582

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
QUARTER ENDED JUNE 30, 2004 (UNAUDITED)

1.	Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Save the World Air, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The balance sheet as of December 31, 2003 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

1.	Organization and basis of presentation - Continued

Significant matters

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
SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

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

The SEC filed a motion for summary judgment on May 28, 2004. Further proceedings for pretrial motions have been assigned to U.S. Magistrate Frank Maas. Judge Maas postponed and rescheduled the filing date for the Company to file its motion for summary judgment. The Company has notified the court that it will file its motion no later than August 24, 2004. After a period of time during which Mr. Muller will have an opportunity to respond and the Company and the SEC will have an opportunity to reply, it is expected that a hearing to resolve the issues raised in these motions will be calendared during October 2004.

Based on the status of current legal proceedings, the Company believes it will not have to pay $1,017,208 of advances due to Mr. Muller. The Company also believes that the option Mr. Muller holds to purchase 10,000,000 shares of the Company’s stock will be cancelled.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

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

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the three and six months ended June 30, 2004 and 2003, the dilutive impact of outstanding stock options of 15,172,652 and 14,000,000, respectively, and 12,417,414 and 7,808,414 warrants have been excluded because their impact on the loss per share is antidilutive.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

3.	New accounting pronouncements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes accounting standards for how a company classifies and measures financial instruments that have characteristics of liabilities and equity. FASB Staff Position No. 150-3 subsequently deferred the effective date for applying the provisions of SFAS No. 150. For instruments that are mandatorially redeemable on fixed dates for amounts that are fixed or otherwise determinable, the provisions of SFAS 150 shall be effective for fiscal periods beginning after December 15, 2004. For all other instruments the provisions of SFAS 150 are deferred indefinitely.

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
SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

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

Due to related parties

Masry & Vititoe, a law firm in which Edward Masry is a partner, has advanced $21,478 and $57,903 as of June 30, 2004 and December 31, 2003 to the Company for working capital purposes. The advances payable to Masry & Vititoe were allocations to the Company for shared expenses, primarily payroll. These advances are unsecured, non-interest bearing, and are due on demand. In April 2004, $15,000 of debt was converted to 60,000 shares of common stock.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

5.	Stock options and warrants

The Company issues stock options to employees, directors and consultants under no formal plan. Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance or up to one year. The weighted average remaining contractual life of employee options outstanding at June 30, 2004 was 7.32 years. Stock option activity for the year ended December 31, 2003 and six months ended June 30, 2004, was as follows:

		Weighted Avg.
	Options	Exercise Price
Options outstanding, January 1, 2003	14,000,000	$0.13
Options granted	—	1.00
Options exercised	—	—
Options cancelled	—	—

Options, December 31, 2003	14,000,000	0.13
Options granted	1,172,652	1.03
Options exercised	—	—
Options cancelled	—	—

Options, June 30, 2004	15,172,652	$0.20

Options outstanding at June 30, 2004 and the related weighted average exercise price and remaining life information is as follows:

			Total
		Weighted	weighted		Weighted
Range of	Total	average	average		average
exercise	options	remaining	exercise	Options	exercise
prices	outstanding	life in years	price	exercisable	price
$0.10	10,000,000	N/A	$0.10	10,000,000	$0.10
0.10	3,000,000	5.35	0.10	2,000,000	0.10
0.40	750,000	7.30	0.40	750,000	0.40
0.50	150,000	2.21	0.50	150,000	0.50
1.00	100,000	2.75	1.00	100,000	1.00
.98	900,000	4.50	.98	—	—
1.15	193,912	4.50	1.15	—	—
1.27	78,740	4.50	1.27	—	—

$0.10-$1.27	15,172,652	5.30	$0.20	13,000,000	$0.19

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

5.	Stock options and warrants - Continued

			Cumulative
	June 30,	June 30,	since
	2004	2003	inception
Net loss, as reported	$(1,940,158)	$(1,046,670)	$(12,267,766)
Less: total fair value method stock-based employee compensation expense	(1,147,812)	(474,898)	(3,356,094)
Add: deferred compensation amortization for below market employee options	604,790	425,000	2,496,457

Pro forma net loss	$(2,483,180)	$(1,096,658)	$(13,127,403)

Pro forma loss per share	$(0.07)	$(0.04)

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

Intrinsic value of employee options

Certain employee options were granted with exercise prices less the than fair market value of the Company’s stock at the date of grant. As the grants were to employees, the intrinsic value method, as allowed under APB No. 25, was used to calculate the related compensation expense. For the six months ended June 30, 2004, $302,395 of employee deferred compensation was amortized and recognized as expense. The remaining deferred compensation expense will be recognized over the remaining vesting periods of the employee options through 2004.

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

5.	Stock options and warrants - Continued

The following table summarizes certain information about the company’s stock purchase warrants.

		Weighted Avg.
	Warrants	Exercise Price
Warrants outstanding, January 1, 2003	1,850,000	$0.06
Warrants granted	11,517,414	0.46
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding, December 31, 2003	13,367,414	0.52
Warrants granted	—	—
Warrants exercised	(950,000)	(0.02)
Warrants cancelled	—	—

Warrants outstanding, June 30, 2004	12,417,414	$0.50

The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25 and related interpretations, and follow the pro forma disclosure requirements of SFAS No. 123. Accordingly, no compensation expense has been recognized related to the granting of stock options, except as noted above. The following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For the six months ended June 30, 2004, 950,000 warrants were exercised.

6.	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $1,940,158, a negative cash flow from operations of $949,251, a working capital deficiency of $661,494 and a stockholders’ deficiency of $1,640,963. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company believes that it has sufficient cash to fund its operations through at least the end of the third quarter of 2004. In order to meet its operational needs, the Company is raising additional capital in a private offering (see note 7). However, there can be no assurance that additional financing will be available or, if it is available, that it will be available on terms that are favorable to the Company. If the Company is unable to obtain additional capital, it may be required to delay, reduce the scope of, or eliminate its research and development programs, or relinquish rights to technologies that it might otherwise seek to develop or commercialize.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

7.	Subsequent event

In July 2004, the Company amended its original license agreement with the RAND Corporation (Licensee) and executed a License Agreement with Temple University in Philadelphia, Pennsylvania.

In consideration of the license granted to Licensee under the terms of this Agreement, Licensee shall pay to Temple a royalty of two percent (2%) of net sales for each calendar quarter during the term of this Agreement.

In further consideration of the license granted to Licensee under the terms of this Agreement, Licensee shall pay to Temple, on the first anniversary of the expiration of the option period, a non-refundable license fee of fifty thousand dollars ($50,000). In further consideration of the license granted to licensee under the terms of this Agreement, licensee shall pay to Temple, on the second anniversary of the expiration of the option period and annually thereafter, a non-refundable license maintenance fee regardless of or irrespective of actual net sales. The amount of each license maintenance fee payment shall be as follows: (i) twenty five thousand dollars ($25,000) for the first through fourth payment, and (ii) fifty thousand dollars ($50,000) for all subsequent payments.

This undertaking relates to commercialization of myriads of products that the Company hopes will be widely accepted by the petroleum industry. The Company has applied for patent protection for this new technology. Use of these new SWA products may extend the life of world oil reserves and be beneficial in reducing future damage to the world’s ecology, threatened by oil exploration.

The Company expects that by mid-2005 the feasibility study, including market assessment and the theoretical and engineering evaluations, will have been completed. If at that time the Company determines the products are both practical to engineer and will be accepted by the petroleum industry, the Company may then proceed with the design of prototypes, a demonstration program and the commercialization of these products.

The Company commenced a private offering in late July 2004. As of the date of the filing of this report, the Company has raised in excess of $550,000 in this offering. The Company anticipates additional operating losses, which may increase, through at least the remainder of 2004 as it expands its research and development program, provides for general and administrative expenses and commences marketing activities, without the benefit of revenue.

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

     You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “expects,” “anticipates,” “believes,” “estimates,” “continues,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

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

     The forward-looking statements set forth in this Form 10-QSB are as of June 30, 2004, and we undertake no duty to update this information.

Overview

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and notes thereto included in Part I, Item 1 of this Form 10-QSB and the Financial Statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

     We are a development stage company that has not yet commenced operations and does not generate revenue. Our current focus is on research and development of proprietary devices that can be installed on motor vehicles and which are designed to reduce harmful emissions, improve fuel efficiency and improve performance. Utilizing our test vehicles, motorcycles, engines and equipment at our research and development facilities in Australia and the United States, we have created prototype devices for one-, two- and four-barrel carbureted engines and multiple devices for fuel injection engines that we call “ZEFS”. We have devoted the bulk of our efforts to complete the design and development of our production models and raise the financing required to do so and to fund our expenses.

     We have also recently developed devices for use on two- and four-stroke motorcycles, generators and lawnmower engines, which we call “CAT-MATE”. On June 4, 2004, we filed a New Provisional Patent Application for an “Inline Exhaust Device to Improve Efficiency of a Catalytic Converter”. We have also trademarked the name “CAT-MATE”.

     We anticipate that our research and development efforts will continue for at least the remainder of 2004. We do not envision generating any significant revenue in 2004, although limited marketing activities later in 2004 could produce nominal revenue. We are in the process of raising additional capital to fund continuing research and development activities and meet our operating expenses, including marketing activities, for the remainder of 2004.

Results of Operations

     To date, we have not generated any revenues and our business is in the development stage.

     Our operating costs and expenses consist primarily of research and development expenses and general and administrative expenses. We expect our operating costs to increase once we begin to manufacture and market the ZEFS and CAT-MATE devices, which we do not expect to occur earlier than the fourth quarter of 2004. Our research and development expenses include contractual payments to RAND Corporation, consultants’ fees, capital expenditures, cost of services and supplies. We expect our research and development costs to increase as we continue to develop the ZEFS and CAT-MATE devices and develop new applications of our technology.

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

     We had a net loss of $1,163,588 for the three months ended June 30, 2004, compared to a net loss of $440,669 for the three months ended June 30, 2003. We had a net loss of $1,940,158 for the six months ended June 30, 2004, compared to a net loss of $1,046,670 for the six months ended June 30, 2003. These increases in loss are primarily attributable to an increase in research and development expenses as a result of the agreement we entered into with RAND Corporation in December 2002, as amended. We expect an increase in net loss through 2004 attributable to increased research and development, and general and administrative expenses, as well as the commencement of marketing activities.

Liquidity and Capital Resources

     We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of June 30, 2004 we had cash of $138,815 and an accumulated deficit of $12,267,766. Our 2004 negative operating cash flows have been funded primarily through the net proceeds of a private financing that we commenced in November 2002 and completed in October 2003. Because of our current cash position, the Company does not have sufficient cash on hand to continue to fund operations for any significant period of time. Accordingly, we commenced another private offering in late-July 2004, which is ongoing. As of the date of the filing of this report, we have raised in excess of $550,000 in this offering. We anticipate additional operating losses, which may increase, through at least the remainder of 2004 as we expand our research and development program, provide for general and administrative expenses and commence marketing activities, without the benefit of revenue.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six month period ended June 30, 2004, the Company has a net loss of $1,940,158, a negative cash flow from operations of $949,251, a working capital deficiency of $661,494 and a stockholders’ deficiency of $1,640,963. These factors raise concerns about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     We believe that we have sufficient cash to fund our operations through at least the end of the third quarter of 2004. In order to meet our operational needs, we are raising additional capital in a private offering as described above. However, there can be no assurance that additional financing will be available or, if it is available, that is will be available on terms that are favorable to the Company. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of, or eliminate our research and development programs, or relinquish rights to technologies that we might otherwise seek to develop or commercialize.

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

     We account for stock option and warrant grants issued to non-employees using the guidance of SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such option and warrant grants is determined using the Black- Scholes option pricing model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

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

Item 3. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

     The SEC filed a motion for summary judgment on May 28, 2004. Further proceedings for pretrial motions have been assigned to U.S. Magistrate Frank Maas. Judge Maas postponed and rescheduled the filing date for the Company to file its motion for summary judgment. The Company has notified the court that it will file its motion no later than August 24, 2004. After a period of time during which Mr. Muller will have an opportunity to respond and the Company and the SEC will have an opportunity to reply, it is expected that a hearing to resolve the issues raised in these motions will be calendared during October 2004.

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

Item 2. Changes in Securities

     In April 2004, the Company issued 60,000 shares of common stock to Joette Masry, the wife of our Chief Executive Officer Edward Masry, in connection with the conversion and cancellation of $15,000 debt owed to Ms. Masry.

     In April 2004, the Company issued 65,000 shares of common stock to John Fawcett, for services rendered by him to the Company under a consulting agreement dated December 1, 2001. In June 2004, the Company issued 200,000 shares of common stock to each of John Kostic, Adrian Menzell and Pat Baker, for services rendered by them to the Company under consulting agreements dated April 1, 2003. Half of the shares issued to each of Messrs. Kostic, Menzell and Baker vested on April 1, 2004 and the remainder of such shares vest on April 1, 2005.

     In June 2004, the Company issued an aggregate 950,000 shares of common stock to various individuals in connection with the exercise of warrants previously issued to them. The aggregate gross and net proceeds to the Company in connection with such exercises were $190,000.

     The issuance of the shares described above was made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. We made no public solicitation in connection with the issuance of the above-mentioned securities. We relied on representation from the purchasers of the securities that they purchased the securities for investment only and not with a view to any distribution thereof and that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission Of Matters to a Vote of Security Holders

     We held our annual meeting of stockholders on May 24, 2004. At that meeting, our stockholders:

     1. Elected seven directors to serve until our 2005 annual meeting of stockholders or until his or her successor is duly elected and qualified:

Name	For	Withheld
Edward L. Masry	17,832,404	583,090
Eugene E. Eichler	17,824,604	590,890
Bruce H. McKinnon	17,824,704	590,790
Robert F. Sylk	17,832,504	582,990
John Brown	17,832,504	582,990
John F. Price	17,832,504	582,990
Joseph Helleis	17,832,404	583,090

     2. Ratified the appointment of Weinberg & Company, P.A., as our independent auditors for the current fiscal year:

Votes For	17,821,377
Votes Against	557,093
Abstentions	37,024
Broker Non-Votes	0

     3. Adopted the Save the World Air, Inc. 2004 Stock Option Plan:

Votes For	12,179,979
Votes Against	651,677
Abstentions	36,075
Broker Non-Votes	5,547,763

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description
10.1(1)	Commercial Sublease between the Registrant and KZ Golf, Inc., dated October 16, 2003.
10.2(1)	General Tenancy Agreement between the Registrant and Autumlee Pty Ltd., dated November 15, 2003.
10.3(2)	Agreement between the Registrant and RAND, dated December 13, 2002.
10.4(1)*	Agreement between the Registrant and RAND, dated May 7, 2003.
10.5(4)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.4
10.6(4)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.4
10.7(4)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.4
10.8(3)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).

Exhibit No.	Description
10.9(3)	Assignment and Bill of Sale between Pro Hart and the Registrant dated May 28, 2002.
31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).
31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350.
32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

*	Confidential Treatment Requested.

(1)	Incorporated by reference from Registrant’s Form 10-KSB for fiscal year ended December 31, 2002.

(2)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.

(3)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002

(4)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2004

     (b) Reports on Form 8-K.

On May 21, 2004, we filed a Current Report on Form 8-K with the SEC, in connection with certain recent business developments.

On May 28, 2004, we filed a Current Report on Form 8-K with the SEC, in connection with a press release we issued announcing the election of directors at our 2004 Annual Meeting of Stockholders and the election of officers at the Annual Meeting of the Board of Directors held on the same date.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SAVE THE WORLD AIR, INC.
Date: August 23, 2004	By:	/s/ Edward L. Masry
Edward L. Masry
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1(1)	Commercial Sublease between the Registrant and KZ Golf, Inc., dated October 16, 2003.
10.2(1)	General Tenancy Agreement between the Registrant and Autumlee Pty Ltd., dated November 15, 2003.
10.3(2)	Agreement between the Registrant and RAND, dated December 13, 2002.
10.4(1)*	Agreement between the Registrant and RAND, dated May 7, 2003.
10.5(4)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.4
10.6(4)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.4
10.7(4)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.4
10.8(3)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.9(3)	Assignment and Bill of Sale between Pro Hart and the Registrant dated May 28, 2002.
31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).
31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350.
32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

*	Confidential Treatment Requested.

(1)	Incorporated by reference from Registrant’s Form 10-KSB for fiscal year ended December 31, 2002.

(2)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.

(3)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.

(4)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2004