Form 10QSB
period 2004-09-30
SAVE THE WORLD AIR INC
filed 2004-12-06
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     The number of shares of the Registrant’s Common Stock outstanding as of September 30, 2004 was 37,015,821 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

SAVE THE WORLD AIR, INC.
FORM 10-QSB
INDEX

Page
PART I
ITEM 1 Financial Statements
ITEM 2 Management’s Discussion and Analysis
ITEM 3 Controls and Procedures
PART II
ITEM 1 Legal Proceedings
ITEM 2 Changes in Securities
ITEM 6 Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EX-31.1
EX-31.2
EX-32

PART I

Item 1. Financial Statements

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NINE MONTHS ENDED SEPTEMBER 30, 2004

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS
SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

	Sept. 30, 2004	December 31,
	(unaudited)	2003
ASSETS
Current assets
Cash	$223,102	$926,052
Prepaid expenses	50,000	—

Total current assets	273,102	926,052

Property and equipment, net of accumulated depreciation	39,839	35,244

	$312,941	$961,296

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS — Continued
SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

	Sept. 30, 2004	December 31,
	(unaudited)	2003
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Income taxes payable	$—	$5,991
Payables to related parties	36,478	57,903
Accrued professional fees	787,463	551,582
Finders fees payable	35,063	128,916
Other accrued liabilities	—	33,082

Total current liabilities	859,004	777,474

Due to founding executive officer	1,017,208	1,017,208

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 37,015,821 and 34,128,261 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	37,015	34,128
Common stock to be issued	235,000	6,250
Additional paid-in capital	13,270,211	10,162,177
Deferred compensation	(175,760)	(708,333)
Deficit accumulated during the development stage	(14,929,737)	(10,327,608)

Total stockholders’ deficiency	(1,563,271)	(833,386)

	$312,941	$961,296

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003 AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2004

	Three months ended		Nine months ended		Cumulative
	September 30,		September 30,		since
	2004	2003	2004	2003	inception
Net sales	$—	$—	$—	$—	$—
Operating expenses	918,310	385,127	2,574,713	1,207,137	12,117,052
Research and development expenses	162,458	141,778	445,727	365,417	1,225,489
Non-cash settlement cost	1,585,266	—	1,585,266	—	1,585,266

Loss before other income	(2,666,034)	(526,905)	(4,605,706)	(1,572,554)	(14,927,807)
Other income
Interest income	—	—	514	—	954

Loss before provision for income taxes	(2,666,034)	(526,905)	(4,605,192)	(1,572,554)	(14,926,853)
Provision (benefit) for income taxes	(4,063)	—	(3,063)	1,020	2,884

Net loss	$(2,661,971)	$(526,905)	$(4,602,129)	$(1,573,574)	$(14,929,737)

Net loss per share, basic and diluted	$(0.07)	$(0.02)	$(0.13)	$(0.06)

Weighted average shares outstanding, basic and diluted	36,599,887	28,400,734	35,328,591	24,683,423

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2004

					Additional		Deficit accumulated	Total stockholders'
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Balance, February 18, 1998 (date of inception)		—	$—	$—	$—	$—	$—	$—
Issuance of common stock on April 18, 1998	.0015–.01	10,030,000	10,030	—	14,270	—	—	24,300
Net loss		—	—	—	—	—	(21,307)	(21,307)

Balance, December 31, 1998 (as corrected, see Note 1)		10,030,000	10,030		14,270	—	(21,307)	2,993
Issuance of common stock on May 18, 1999	1.00–6.40	198,003	198	—	516,738	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	.001	5,000,000	5,000	—	—	—	—	5,000
Stock issued for professional services on May 18, 1999	0.88	69,122	69	—	49,444	—	—	49,513
Net loss		—	—	—	—	—	(1,075,264)	(1,075,264)

Balance, December 31, 1999 (as corrected, see Note 1)		15,297,125	15,297	—	580,452	—	(1,096,571)	(500,822)
Stock issued for employee compensation on February 8, 2000	1.03	20,000	20	—	20,580	—	—	20,600
Stock issued for consulting services on February 8, 2000	1.03	100,000	100	—	102,900	—	—	103,000
Stock issued for professional services on April 18, 2000	3.38	27,000	27	—	91,233	—	—	91,260
Stock issued for directors fees on April 18, 2000	3.38	50,000	50	—	168,950	—	—	169,000
Stock issued for professional services on May 19, 2000	4.06	5,000	5	—	20,295	—	—	20,300
Stock issued for directors fees on June 20, 2000	4.44	6,000	6	—	26,634	—	—	26,640
Stock issued for professional services on June 20, 2000	4.44	1,633	2	—	7,249	—	—	7,251
Stock issued for professional services on June 26, 2000	5.31	1,257	1	—	6,674	—	—	6,675
Stock issued for employee compensation on June 26, 2000	5.31	22,000	22	—	116,798	—	—	116,820
Stock issued for consulting services on June 26, 2000	5.31	9,833	10	—	52,203	—	—	52,213
Stock issued for promotional services on July 28, 2000	4.88	9,675	9	—	47,205	—	—	47,214
Stock issued for consulting services on July 28, 2000	4.88	9,833	10	—	47,975	—	—	47,985
Stock issued for consulting services on August 4, 2000	2.13	35,033	35	—	74,585	—	—	74,620
Stock issued for promotional services on August 16, 2000	2.25	25,000	25	—	56,225	—	—	56,250
Stock issued for consulting services on September 5, 2000	2.25	12,833	13	—	28,861	—	—	28,874
Stock issued for consulting services on September 10, 2000	1.50	9,833	10	—	14,740	—	—	14,750
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on November 4, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on December 20, 2000	0.50	19,082	19	—	9,522	—	—	9,541
Stock issued for filing services on December 20, 2000	0.50	5,172	5	—	2,581	—	—	2,586

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2004

					Additional		Deficit accumulated	Total stockholders'
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Stock issued for professional services on December 26, 2000	0.38	12,960	13	—	4,912	—	—	4,925
Other stock issuance on August 24, 2000	2.13	2,000	2	—	4,258	—	—	4,260
Common shares cancelled		(55,000)	(55)	—	(64,245)	—	—	(64,300)
Net loss		—	—	—	—	—	(1,270,762)	(1,270,762)

Balance, December 31, 2000 (as corrected, see Note 1)		15,645,935	15,646	—	1,437,873	—	(2,367,333)	(913,814)
Stock issued for consulting services on January 8, 2001	0.31	9,833	10	—	3,038	—	—	3,048
Stock issued for consulting services on February 1, 2001	0.33	9,833	10	—	3,235	—	—	3,245
Stock issued for consulting services on March 1, 2001	0.28	9,833	10	—	2,743	—	—	2,753
Stock issued for legal services on March 13, 2001	0.32	150,000	150	—	47,850	—	—	48,000
Stock issued for consulting services on April 3, 2001	0.25	9,833	10	—	2,448	—	—	2,458
Stock issued for legal services on April 4, 2001	0.25	30,918	31	—	7,699	—	—	7,730
Stock issued for professional services on April 4, 2001	0.25	7,040	7	—	1,753	—	—	1,760
Stock issued for consulting services on April 5, 2001	0.25	132,600	132	—	33,018	—	—	33,150
Stock issued for filing fees on April 30, 2001	1.65	1,233	1	—	2,033	—	—	2,034
Stock issued for filing fees on September 19, 2001	0.85	2,678	2	—	2,274	—	—	2,276
Stock issued for professional services on September 28, 2001	0.62	150,000	150	—	92,850	—	—	93,000
Stock issued for directors services on October 5, 2001	0.60	100,000	100	—	59,900	—	—	60,000
Stock issued for legal services on October 17, 2001	0.60	11,111	11	—	6,655	—	—	6,666
Stock issued for consulting services on October 18, 2001	0.95	400,000	400	—	379,600	—	—	380,000
Stock issued for consulting services on October 19, 2001	1.25	150,000	150	—	187,350	—	—	187,500
Stock issued for exhibit fees on October 22, 2001	1.35	5,000	6	—	6,745	—	—	6,751
Stock issued for directors services on November 2, 2001	0.95	1,000,000	1,000	—	949,000	—	—	950,000
Stock issued for consulting services on November 7, 2001	0.85	20,000	20	—	16,980	—	—	17,000
Stock issued for consulting services on November 20, 2001	0.98	43,000	43	—	42,097	—	—	42,140
Stock issued for consulting services on November 27, 2001	0.98	10,000	10	—	9,790	—	—	9,800
Stock issued for consulting services on November 28, 2001	0.98	187,000	187	—	183,073	—	—	183,260
Intrinsic value of options issued to employees		—	—	—	2,600,000	(2,600,000)	—	—
Fair value of options issued to non-employees for services		—	—	—	142,318	—	—	142,318
Amortization of deferred compensation		—	—	—	—	191,667	—	191,667
Net loss		—	—	—	—	—	(2,735,013)	(2,735,013)

Balance, December 31, 2001		18,085,847	18,086	—	6,220,322	(2,408,333)	(5,102,346)	(1,272,271)

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2004

					Additional		Deficit accumulated	Total stockholders'
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	—	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	0.15-0.25	—	—	389,875	—	—	—	389,875
Fair value of options issued to non-employees for services		—	—	—	54,909	(54,909)	—	—
Amortization of deferred compensation		—	—	—	—	891,182	—	891,182
Net loss		—	—	—	—	—	(2,749,199)	(2,749,199)

Balance, December 31, 2002		20,235,847	20,236	389,875	7,133,081	(1,572,060)	(7,851,545)	(1,880,413)
Common stock issued, previously paid for	0.15	1,425,000	1,425	(213,750)	212,325	—	—	—
Common stock issued, previously paid for	0.25	880,000	880	(220,000)	219,120	—	—	—
Stock issued for cash on March 20, 2003	0.25	670,000	670	—	166,830	—	—	167,500
Stock issued for cash on April 4, 2003	0.25	900,000	900	—	224,062	—	—	224,962
Stock issued for cash on April 8, 2003	0.25	100,000	100	—	24,900	—	—	25,000
Stock issued for cash on May 8, 2003	0.25	1,150,000	1,150	—	286,330	—	—	287,480
Stock issued for cash on June 16, 2003	0.25	475,000	475	—	118,275	—	—	118,750
Stock issued for legal services on June 27, 2003	0.55	83,414	83	—	45,794	—	—	45,877
Debt converted to stock on June 27, 2003	0.25	2,000,000	2,000	—	498,000	—	—	500,000
Stock and warrants issued for cash on July 11, 2003	0.25	519,000	519	—	129,231	—	—	129,750
Stock and warrants issued for cash on September 29, 2003	0.25	1,775,000	1,775	—	441,976	—	—	443,751
Stock and warrants issued for cash on October 21, 2003	0.25	1,845,000	1,845	—	459,405	—	—	461,250
Stock and warrants issued for cash on October 28, 2003	0.25	1,570,000	1,570	—	390,930	—	—	392,500
Stock and warrants issued for cash on November 19, 2003	0.25	500,000	500	—	124,500	—	—	125,000
Finders’ fees related to stock issuances		—	—	43,875	(312,582)	—	—	(268,707)
Common stock paid for, but not issued (25,000 shares)	0.25	—	—	6,250	—	—	—	6,250
Amortization of deferred comp		—	—	—	—	863,727	—	863,727
Net loss for year ended December 31, 2003		—	—	—	—	—	(2,476,063)	(2,476,063)

Balance, December 31, 2003		34,128,261	34,128	6,250	10,162,177	(708,333)	(10,327,608)	(833,386)
Common stock issued, previously paid for	0.25	25,000	25	(6,250)	6,225	—	—	—
Stock issued for director services on March 31, 2004	0.25	50,000	50	—	12,450	—	—	12,500
Stock issued for finders fees on March 31, 2004	0.15	82,500	82	—	12,293	—	—	12,375
Stock issued for finders fees on March 31, 2004	0.25	406,060	407	—	101,199	—	—	101,606

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2004

					Additional		Deficit accumulated	Total stockholders'
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Stock issued for services on April 2, 2004	0.25	65,000	65	—	16,185	—	—	16,250
Debt converted to stock on April 2, 2004	0.25	60,000	60	—	14,940	—	—	15,000
Stock issued upon exercise of warrants on May 21, 2004	0.20	950,000	950	—	189,050	—	—	190,000
Stock issued for directors services on June 8, 2004	0.25	600,000	600	—	149,400	—	—	150,000
Stock issued for cash on August 25, 2004	1.00	550,000	550	—	549,450	—	—	550,000
Stock issued upon exercise of options on August 30, 2004	0.40	4,000	4	—	1,596	—	—	1,600
Stock issued for cash on September 8, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for consulting services on September 15, 2004	1.31	50,000	49	—	65,451	—	—	65,500
Stock issued for consulting services on September 22, 2004	1.24	20,000	20	—	24,780	—	—	24,800
Finders fees related to stock issuances		—	—	—	(64,928)	—	—	(64,928)
Common stock paid for, but not issued (235,000 shares)		—	—	235,000	—	—	—	235,000
Intrinsic value of options issued to employees		—	—	—	359,582	(359,582)	—	—
Fair value of options issued to non-employees for services		—	—	—	60,120	(60,120)	—	—
Fair value of warrants issued for settlement costs		—	—	—	1,585,266	—	—	1,585,266
Amortization of deferred comp		—	—	—	—	952,275	—	952,275
Net loss for nine months ended September 30, 2004		—	—	—	—	—	(4,602,129)	(4,602,129)

Balance, September 30, 2004 (unaudited)		37,015,821	$37,015	$235,000	$13,270,211	$(175,760)	$(14,929,737)	$(1,563,271)

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
2003 AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2004

			Cumulative
	Sept. 30,	Sept. 30,	since
	2004	2003	inception
Cash flows from operating activities
Net loss	$(4,602,129)	$(1,573,574)	$(14,929,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets		—	505,000
Fair value of options issued for services		—	142,318
Issuance of common stock for services	269,050	45,877	4,146,923
Amortization of deferred compensation	952,275	651,226	2,898,850
Depreciation	6,323	3,724	12,055
Non-cash settlement cost	1,585,266	—	1,585,266
Changes in operating assets and liabilities:
Prepaid expenses	(50,000)	—	(50,000)
Income taxes payable	(5,991)	1,064	—
Accrued expenses	157,999	(131,230)	558,998

Net cash used in operating activities	(1,687,207)	(1,002,913)	(5,130,327)

Cash flows from investing activities
Purchase of property and equipment	(10,918)	(1,672)	(48,344)

Net cash used in investing activities	(10,918)	(1,672)	(48,344)

Cash flows from financing activities
Increase (decrease) in payables to related parties	(6,425)	(21,146)	547,928
Advances from founding executive officer	—	—	517,208
Issuance of common stock for cash	766,600	1,441,068	4,101,637
Common stock issuable	235,000	187,500	235,000

Net cash provided by financing activities	995,175	1,607,422	5,401,773

Net increase (decrease) in cash	(702,950)	602,837	223,102
Cash, beginning of period	926,052	107,489	—

Cash, end of period	$223,102	$710,326	$223,102

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS — Continued (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003 AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2004

			Cumulative
	Sept. 30,	Sept. 30,	since
	2004	2003	inception
Supplemental disclosures of cash flow information
Income taxes	$2,400	$—	$2,400

Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	419,702	—	3,074,611
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	15,000	500,000	515,000
Issuance of common stock in settlement of payable	113,981	—	113,981
Common stock, previously paid for	6,250	—	—
Fees accrued for issuance of common stock	64,928	153,509	377,510

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

1.	Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Save the World Air, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The balance sheet as of December 31, 2003 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

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

Significant matters

On December 19, 2001, the SEC filed civil charges in the United States Federal District Court, Southern District of New York, against us, our former President and then sole board director Jeffrey A. Muller, and others, alleging that we and the other defendants were engaged in a fraudulent scheme to promote our stock. The SEC complaint alleged the existence of a promotional campaign using press releases, Internet postings, an elaborate website, and televised media events to disseminate false and materially misleading information as part of a fraudulent scheme to manipulate the market for stock in our corporation, which was then controlled by Mr. Muller. On March 22, 2002, we signed a Consent to Final Judgment of Permanent Injunction and Other Relief in settlement of this action as against the corporation only, which the court approved on July 2, 2002. Under this settlement, we were not required to admit fault and did not pay any fines or restitution. The SEC’s charges of fraud and stock manipulation continues against Mr. Muller and others.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

1.	Organization and basis of presentation - Continued

Significant matters — Continued

On July 2, 2002, after an investigation by our newly constituted board of directors, we filed a cross-complaint in the SEC action against Mr. Muller and others seeking injunctive relief, disgorgement of monies and stock and financial restitution for a variety of acts and omissions in connection with sales of our stock and other transactions occurring between 1998 and 2002. Among other things, we alleged that Mr. Muller and certain others sold company stock without providing adequate consideration to SWA; sold insider shares without making proper disclosures and failed to make necessary filings required under federal securities laws; engaged in self-dealing and entered into various undisclosed related-party transactions; misappropriated for their own use proceeds from sales of our stock; and entered into various undisclosed arrangements regarding the control, voting and disposition of their stock. We contend that we are entitled to a judgment canceling all of the approximately 8,716,710 shares of our common stock which we believe are controlled, directly or indirectly, by Mr. Muller; divesting Mr. Muller of any right to exercise options for 10,000,000 shares of our stock, conversion of an existing preliminary injunction to a permanent injunction to prevent Mr. Muller from any involvement with the company and a monetary judgment against Muller and others in the amount of several million dollars. SWA is also seeking cancellation of the previous royalty arrangement with Mr. Muller.

On July 30, 2002, the U.S. Federal District Court, Southern District of New York, granted our application for a preliminary injunction against Mr. Muller and others, which prevents Mr. Muller and other cross-defendants from selling, transferring, or encumbering any assets and property previously acquired from SWA, from selling or transferring any of our stock that they may own or control, or from taking any action to injure us or our business and from having any direct contact with our shareholders. The injunctive order also prevents Mr. Muller from engaging in any effort to exercise control over our corporation and from serving as an officer or director of our company. While we believe that we have valid claims, there can be no assurance that an adverse result or settlement would not have a material adverse effect on our financial position or cash flow.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

1.	Organization and basis of presentation - Continued

Significant matters — Continued

In the course of the litigation, we have obtained ownership control over Mr. Muller’s claimed patent rights to the ZEFS device. Under a Buy-Sell Agreement between Jeffrey Muller and SWA dated December 29, 1998, Mr. Muller, who was listed on the ZEFS devise patent application as the inventor of the ZEFS device, purported to grant SWA all international marketing, manufacturing and distribution rights to the ZEFS device. Those rights were disputed because an original inventor of the ZEFS device contested Muller’s legal ability to have conveyed those rights. In Australia, Muller entered into a bankruptcy action seeking to overcome our claims for ownership of the ZEFS device. In conjunction with these litigation proceedings, a settlement agreement was reached whereby the $10 per unit royalty previously due to Mr. Muller under his contested Buy-Sell Agreement was terminated and replaced with a $.20 per unit royalty payable to the bankruptcy trustee. On November 7, 2002, under a settlement agreement executed with the Muller bankruptcy trustee, the trustee transferred all ownership and legal rights to this international patent application for the ZEFS device to us.

Both the SEC and SWA have filed Motions for Summary Judgment contending that there are no material issues of fact in contention and as a matter of law, the Court should grant a judgment against Jeffrey A. Muller and the cross-defendants. Muller has filed a response contending that the actions against him should be dismissed. A decision on these motions would potentially terminate the ongoing litigation. Further proceedings for all pretrial motions have been assigned to U.S. Magistrate Frank Maas. An initial decision will be made by Judge Maas after a hearing on the Motions which is expected to occur within the next 60 days. Should Judge Maas determine that there are material issues in dispute the case could be continued for a final disposition by a trial.

Although the outcome of this litigation cannot be predicted with any degree of certainty, we are optimistic that the Court’s ruling will either significantly narrow the issues for any later trial or will result in a final disposition of the case in a manner favorable to the company. While we believe that we have valid claims, there can be no assurance that an adverse result or outcome on the pending motions or a trial of this case would not have a material adverse effect on our financial position or cash flow.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

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

Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the three and nine months ended September 30, 2004 and 2003, the dilutive impact of outstanding stock options of 15,168,652 and 14,000,000, respectively, and 14,117,414 and 10,252,414 warrants have been excluded because their impact on the loss per share is antidilutive.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

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
NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

4.	Certain relationships and related transactions - Continued

Due to founding executive officer — Continued

In connection with the Company’s legal proceedings against Mr. Muller, the Company is attempting to obtain a judgment that will relieve the Company of $1,017,208, which has been reflected as a long-term liability in the accompanying balance sheet and represents all amounts due to Muller. These amounts include the $500,000 due for the marketing and distribution rights of the ZEFS and the working capital advances of $517,208. As described in the Significant Matters section of Note 1, the Company has already been relieved of the $10 royalty interest that Mr. Muller held for each unit sold. In addition, the Company is also attempting to obtain a judgment that will cancel the options to purchase 10,000,000 shares granted to Mr. and Mrs. Muller, collectively.

Based on the status of current legal proceedings, the Company does not believe that it will have to pay Mr. Muller the $500,000 for the rights to the ZEFS device and the $517,208 of advances. The Company also believes that the option Mr. Muller holds to purchase 10,000,000 shares of the Company’s stock will be cancelled and no longer valid.

Due to related parties

Masry & Vititoe, a law firm in which Edward Masry is a partner, has advanced $36,478 and $57,903 as of September 30, 2004 and December 31, 2003 to the Company for working capital purposes. The advances payable to Masry & Vititoe were allocations to the Company for shared expenses, primarily payroll. These advances are unsecured, non-interest bearing, and are due on demand. In April 2004, accounts payable due this firm totaling $15,000 was converted to 60,000 shares of common stock.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

5.	Stock options and warrants

The Company issues stock options to employees, directors and consultants under no formal plan. Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance or up to one year. The weighted average remaining contractual life of employee options outstanding at September 30, 2004 was 7.32 years. Stock option activity for the year ended December 31, 2003 and nine months ended September 30, 2004, was as follows:

		Weighted Avg.
	Options	Exercise Price
Options outstanding, January 1, 2003	14,000,000	$0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—

Options, December 31, 2003	14,000,000	0.13
Options granted	1,172,652	1.04
Options exercised	(4,000)	0.40
Options cancelled	—	—

Options, September 30, 2004	15,168,652	$0.20

For the nine months ended September 30, 2004, 4,000 options were exercised

Options outstanding at September 30, 2004 and the related weighted average exercise price and remaining life information is as follows:

			Total
		Weighted	weighted		Weighted
Range of	Total	average	average		average
exercise	options	remaining	exercise	Options	exercise
prices	outstanding	life in years	price	exercisable	price
$0.10	10,000,000	N/A	$0.10	10,000,000	$0.10
0.10	3,000,000	5.09	0.10	2,000,000	0.10
0.40	746,000	7.05	0.40	746,000	0.40
0.50	150,000	1.95	0.50	150,000	0.50
1.00	100,000	2.50	1.00	100,000	1.00
.98	900,000	4.25	.98	—	—
1.15	193,912	4.25	1.15	—	—
1.27	78,740	4.25	1.27	—	—

$0.10 - $1.27	15,168,652	5.04	$0.20	12,996,000	$0.25

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

5.	Stock options and warrants - Continued

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

The following table summarizes certain information about the company’s stock purchase warrants.

		Weighted Avg.
	Warrants	Exercise Price
Warrants outstanding, January 1, 2003	1,850,000	$0.06
Warrants granted	11,517,414	0.46
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding, December 31, 2003	13,367,414	0.52
Warrants granted	1,700,000	0.14
Warrants exercised	(950,000)	(0.01)
Warrants cancelled	—	—

Warrants outstanding, September 30, 2004	14,117,414	$0.59

During the three months ended September 30, 2004, the Company issued 1,000,000 ten-year warrants to acquire 1,000,000 shares of the Company's common stock. The warrants require a payment of $1 for each share purchased. The warrants were issued to finalize a settlement with the bankruptcy trustee and others who had claims to ZEFS technology in exchange for the full release of their claims. The Company valued the warrants at $1,585,265 and expensed the amount as settlement costs during the three months ended September 30, 2004. The warrants were issued in July 2004 when the Company became current in its SEC filings. The warrants were valued by the Company using the Black-Scholes pricing model using a ten year term (statutory term), 46.2% volatility, no annual dividends, and a discount rate of 4.57%. The trustee and the other individuals will also receive royalties when the product is sold. There are no minimum royalties required.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

5.	Stock options and warrants - Continued

Certain employee options were granted with exercise prices less the than fair market value of the Company’s stock at the date of grant. As the grants were to employees, the intrinsic value method, as allowed under APB No. 25, was used to calculate the related compensation expense. For the nine months ended September 30, 2004, $952,275 and $45,000, respectively of employee-deferred compensation and non-employee deferred compensation, respectively was amortized and recognized as expense. The remaining deferred compensation expense will be recognized over the remaining vesting periods of the employee options through 2004.

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

			Cumulative
	Sept. 30,	Sept. 30,	since
	2004	2003	inception
Net loss, as reported	$(4,602,129)	$(1,573,575)	$(14,929,737)
Add: total fair value method stock-based employee compensation expense	(1,721,718)	(712,483)	(3,930,000)
Less: deferred compensation amortization for below market employee options	907,185	637,500	2,798,852

Pro forma net loss	$(5,416,662)	$(1,648,558)	$(16,060,885)

Pro forma loss per share	$(0.15)	$(0.07)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

6.	Research and development

We have established a research and development facility in Queensland, Australia. We have purchased test vehicles, test engines and testing equipment. We have completed testing on ZEFS devices for the VW Beetle and Ford Mustangs, which has been provided to RAND for evaluation. Through September 30, 2004, we have continued research on devices for the two and four-stroke engines and thin line two and four barrel carbureted devices. We have expanded research and development to include applications of the ZEFS technology to diesel engines, motorbikes and boats. No proceeds were spent on research and development prior to 2002. We spent $445,727 and $365,417 for the nine months ended September 30, 2004 and 2003, respectively, and $162,458 and $141,778 for the three months ended September 30, 2004 and 2003, respectively, on research and development.

7.	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $4,602,129 and, a negative cash flow from operations of $1,687,207 for the nine months ended September 30, 2004 and had a working capital deficiency of $585,902 and a stockholders’ deficiency of $1,563,271 as of September 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company believes that it has sufficient cash to fund its operations through at least the end of the fourth quarter of 2004. In order to meet its operational needs, the Company is raising additional capital in a private offering. However, there can be no assurance that additional financing will be available or, if it is available, that it will be available on terms that are favorable to the Company. If the Company is unable to obtain additional capital, it may be required to delay, reduce the scope of, or eliminate its research and development programs, or relinquish rights to technologies that it might otherwise seek to develop or commercialize.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

8.	Subsequent events

On October 1, 2004 the Company entered into a representation agreement with an individual who will represent and introduce the Company to key personnel in India. The representative will be granted 50,000 warrants at $1.00 upon signing of the agreement. Once all duties have been performed, the representative will receive an additional 50,000 warrants at the medium price of stock traded on March 31, 2005 at a discount of 30%, plus 2% royalty on gross receipts from contracts that are signed from his contract. The fair value of the 50,000 warrants issued upon signing is $24,428 using the black-scholes pricing model.

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

     The forward-looking statements set forth in this Form 10-QSB are as of September 30, 2004, and we undertake no duty to update this information.

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

     In July 2004, we announced that we were joined by Erin Brockovich, who assumed a position with our management team as our Vice President of Environmental Affairs. In October 2004, we retained Dr. Gurminder Singh to act as our representative in India to develop ties between our company and leading members of the Indian government, business community and academia.

Results of Operations

     To date, we have not generated any revenues and our business is in the development stage.

     Our operating costs and expenses consist primarily of general and administrative expenses. We expect our operating costs to increase once we begin to manufacture and market the ZEFS and CAT-MATE devices, which we do not expect to occur earlier than the fourth quarter of 2004.

     Our general and administrative expenses include compensation expenses related to executive and other administrative personnel, facility lease, the costs of our insurance, consulting fees and legal and accounting support. We expect our general and administrative expenses to increase as we expand our infrastructure in support of our anticipated increased operations, which we do not expect to occur earlier than the fourth quarter of 2004.

     Our research and development expenses include contractual payments to RAND Corporation, consultants’ fees, capital expenditures, cost of services and supplies. We expect our research and development costs to increase as we continue to develop the ZEFS and CAT-MATE devices and develop new applications of our technology.

     Our non-cash settlement costs consist of the value of warrants to purchase an aggregate of 1,000,000 shares of common stock issued in payment of settlement fees, as determined by the Black-Scholes pricing model. We do not expect to incur further non-cash settlement costs.

     We had a net loss of $2,661,971 for the three months ended September 30, 2004, compared to a net loss of $526,905 for the three months ended September 30, 2003. We had a net loss of $4,602,129 for the nine months ended September 30, 2004, compared to a net loss of $1,573,574 for the nine months ended September 30, 2003. These increases in loss are primarily attributable to an increase in research and development expenses as a result of the agreement we entered into with RAND Corporation in December 2002, as amended. We expect an increase in net loss through 2004 attributable to increased research and development, and general and administrative expenses, as well as the commencement of marketing activities.

Liquidity and Capital Resources

     We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of September 30, 2004 we had cash of $223,102 and an accumulated deficit of $14,929,737. Our 2004 negative operating cash flows have been funded primarily through the net proceeds of a private financing that we commenced in November 2002 and completed in October 2003. Because of our current cash position, the Company does not have sufficient cash on hand to continue to fund operations for any significant period of time. Accordingly, we commenced another private offering in late July 2004, which is ongoing. As of the date of the filing of this report, we have raised in excess of $1 million in this offering. We anticipate additional operating losses, which may increase, through at least the remainder of 2004 as we expand our research and development program, provide for general and administrative expenses and commence marketing activities, without the benefit of revenue.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine month period ended September 30, 2004, the Company had a net loss of $4,602,129 and a negative cash flow from operations of $1,687,207, and as of September 30, 2004 had a working capital deficiency of $585,902 and a stockholders’ deficiency of $1,563,271. These factors raise concerns about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     We believe that we have sufficient cash to fund our operations through at least the fourth quarter of 2004. In order to meet our operational needs, we are raising additional capital in a private offering as described above. However, there can be no assurance that additional financing will be available or, if it is available, that is will be available on terms that are favorable to the Company. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of, or eliminate our research and development programs, or relinquish rights to technologies that we might otherwise seek to develop or commercialize.

     In the action by the Securities and Exchange Commission (the “SEC”) against Jeffrey Muller, the founder and former sole director of the Company, and others, we seek, among other relief, the cancellation of all shares of our common stock controlled, directly or indirectly, by Mr. Muller and his affiliates, options to purchase an additional 10,000,000 shares of our common stock, and Mr. Muller’s original royalty agreement. See “Part II, Item 1, Legal Proceedings”. The cancellation of these shares and options would have a significant positive effect on our capitalization.

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

     Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

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

PART II

Item 1. Legal Proceedings

     On December 19, 2001, the SEC filed civil charges in the United States Federal District Court, Southern District of New York, against us, our former President and then sole board director Jeffrey A. Muller, and others, alleging that we and the other defendants were engaged in a fraudulent scheme to promote our stock. The SEC complaint alleged the existence of a promotional campaign using press releases, Internet postings, an elaborate website, and televised media events to disseminate false and materially misleading information as part of a fraudulent scheme to manipulate the market for stock in our corporation, which was then controlled by Mr. Muller. On March 22, 2002, we signed a Consent to Final Judgment of Permanent Injunction and Other Relief in settlement of this action as against the corporation only, which the court approved on July 2, 2002. Under this settlement, we were not required to admit fault and did not pay any fines or restitution. The SEC’s charges of fraud and stock manipulation continues against Mr. Muller and others.

     On July 2, 2002, after an investigation by our newly constituted board of directors, we filed a cross-complaint in the SEC action against Mr. Muller and others seeking injunctive relief, disgorgement of monies and stock and financial restitution for a variety of acts and omissions in connection with sales of our stock and other transactions occurring between 1998 and 2002. Among other things, we alleged that Mr. Muller and certain others sold company stock without providing adequate consideration to SWA; sold insider shares without making proper disclosures and failed to make necessary filings required under federal securities laws; engaged in self-dealing and entered into various undisclosed related-party transactions; misappropriated for their own use proceeds from sales of our stock; and entered into various undisclosed arrangements regarding the control, voting and disposition of their stock. We contend that we are entitled to a judgment cancelling all of the approximately 8,716,710 shares of our common stock which we believe are controlled, directly or indirectly, by Mr. Muller; divesting Mr. Muller of any right to exercise options for 10,000,000 shares of our stock, conversion of an existing preliminary injunction to a permanent injunction to prevent Mr. Muller from any involvement with the company and a monetary judgment against Muller and others in the amount of several million dollars. SWA is also seeking cancellation of the previous royalty arrangement with Mr. Muller.

     On July 30, 2002, the U.S. Federal District Court, Southern District of New York, granted our application for a preliminary injunction against Mr. Muller and others, which prevents Mr. Muller and other cross-defendants from selling, transferring, or encumbering any assets and property previously acquired from SWA, from selling or transferring any of our stock that they may own or control, or from taking any action to injure us or our business and from having any direct contact with our shareholders. The injunctive order also prevents Mr. Muller from engaging in any effort to exercise control over our corporation and from serving as an officer or director of our company. While we believe that we have valid claims, there can be no assurance that an adverse result or settlement would not have a material adverse effect on our financial position or cash flow.

     In the course of the litigation, we have obtained ownership control over Mr. Muller’s claimed patent rights to the ZEFS device. Under a Buy-Sell Agreement between Jeffrey Muller and SWA dated December 29, 1998, Mr. Muller, who was listed on the ZEFS devise patent application as the inventor of the ZEFS device, purported to grant SWA all international marketing, manufacturing and distribution rights to the ZEFS device. Those rights were disputed because an original inventor of the ZEFS device contested Muller’s legal ability to have conveyed those rights. In Australia, Muller entered into a bankruptcy action seeking to overcome our claims for ownership of the ZEFS device. In conjunction with these litigation proceedings, a settlement agreement was reached whereby the $10 per unit royalty previously due to Mr. Muller under his contested Buy-Sell Agreement was terminated and replaced with a $.20 per unit royalty payable to the bankruptcy trustee. On November 7, 2002, under a settlement agreement executed with the Muller bankruptcy trustee, the trustee transferred all ownership and legal rights to this international patent application for the ZEFS device to us.

     Both the SEC and SWA have filed Motions for Summary Judgment contending that there are no material issues of fact in contention and as a matter of law, the Court should grant a judgment against Jeffrey A. Muller and the cross-defendants. Muller has filed a response contending that the actions against him should be dismissed. A decision on these motions would potentially terminate the ongoing litigation. Further proceedings for all pretrial motions have been assigned to U.S. Magistrate Frank Maas. An initial decision will be made by Judge Maas after a hearing on the Motions which is expected to occur within the next 60 days. Should Judge Maas determine that there are material issues in dispute the case could be continued for a final disposition by a trial.

     Although the outcome of this litigation cannot be predicted with any degree of certainty, we are optimistic that the Court’s ruling will either significantly narrow the issues for any later trial or will result in a final disposition of the case in a manner favorable to the company. While we believe that we have valid claims, there can be no assurance that an adverse result or outcome on the pending motions or a trial of this case would not have a material adverse effect on our financial position or cash flow.

Item 2. Changes in Securities

     In July 2004, the Company issued warrants to purchase an aggregate of 500,000 shares of common stock to an advisor and his designees for settlement costs. The Company is also obligated to issue warrants to purchase an aggregate of 500,000 shares of common stock to the trustee in the Muller litigation for additional settlement costs.

     In September 2004, the Company issued an aggregate of 50,000 shares of common stock to an advisor and his designees in exchange for advisory services provided to the Company.

     In September 2004, the Company issued 20,000 shares of common stock to an individual in exchange for services rendered to the Company.

     From July 2004 to September 2004, the Company issued an aggregate of 575,000 shares of common stock and warrants to purchase an aggregate of 575,000 shares of common stock to accredited investors. The aggregate consideration paid to the Company in connection with such issuances was $575,000.

     From July 2004 to September 2004, the Company sold, but did not issue, an aggregate of 125,000 shares of common stock to accredited investors. The shares were issued in November 2004. In connection with the investors’ purchase, the Company issued warrants to purchase an aggregate of 125,000 shares of common stock. The aggregate consideration paid to the Company for such shares and warrants was $125,000.

     In August 2004, the Company issued 4,000 shares of common stock to an individual in connection with the exercise of warrants previously issued to him. The aggregate gross and net proceeds to the Company in connection with such exercises were $2,000.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350.

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

     (b) Reports on Form 8-K.

On July 12, 2004, we filed a Current Report on Form 8-K with the SEC, in connection with certain recent business developments.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SAVE THE WORLD AIR, INC.
Date: December 3, 2004	By:	/s/ Edward L. Masry
Edward L. Masry
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350.

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).