Form 10KSB
period 2004-12-31
SAVE THE WORLD AIR INC
filed 2005-04-27
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

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

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     Registrant’s revenues for its most recent fiscal year: None.

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $ 33,155,221 as of March 31, 2005, based upon the average of the high and low prices on the Pink Sheets reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2005 was 38,450,321 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

SAVE THE WORLD AIR, INC.
FORM 10-KSB

INDEX

		Page
	PART I
Item 1	Business	1
Item 2	Properties	11
Item 3	Legal Proceedings	12
Item 4	Submission of Matters to a Vote of Security Holders	13
	PART II
Item 5	Market for Common Equity and Related Stockholder Matters	14
Item 6	Management’s Discussion and Analysis or Plan of Operation	15
Item 7	Financial Statements	19
Item 8	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	48
Item 8A	Controls and Procedures	48
Item 8B	Other Information	48
	PART III
Item 9	Directors and Executive Officers of Registrant	49
Item 10	Executive Compensation	49
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49
Item 12	Certain Relationships and Related Transactions	49
Item 13	Exhibits	49
Item 14	Principal Accountant Fees and Services	51
SIGNATURES		52
Exhibit 10.2
Exhibit 10.14
Exhibit 10.16
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 10.25
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 10.34
Exhibit 10.35
Exhibit 14.1
Exhibit 14.2
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

i

PART I

Forward-Looking Statements

          This Annual Report on Form 10-KSB contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	revenues and profits;

•	customers;

•	research and development expenses and efforts;

•	scientific test results;

•	sales and marketing expenses and efforts;

•	liquidity and sufficiency of existing cash;

•	technology and products;

•	the outcome of pending or threatened litigation; and

•	the effect of recent accounting pronouncements on our financial condition and results of operations.

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

Item 1. Business

General

          Overview

          We are a development stage company that has not yet generated revenues. The company’s focus is on research and development of proprietary devices that are designed to reduce harmful emissions, and improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines. Our prototype devices are called “ZEFS” (Zero Emission Fuel-Savings Device) and “CAT-MATE.” We have devoted the bulk of our efforts to the completion of the design, the development of our production models and the promotion of our products in the market place worldwide. Expenses have been funded through the sale of company stock. We have taken actions to secure our intellectual property rights to the ZEFS and CAT-MATE devices. In addition, we have initiated marketing efforts to international governmental entities in cooperation with the United Nations Environmental Programme (UNEP) and various original equipment manufacturers (OEMs), to eventually sell or license our ZEFS and CAT-MATE products and technology.

          We anticipate that these efforts will continue during 2005 and that we will begin selling our devices by late 2005. We do not envision generating significant revenue in 2005. We will need to raise additional capital during 2005 to fund our research and development efforts and other expenses.

          Our company was incorporated on February 18, 1998, as a Nevada corporation under the name Mandalay Capital Corporation. We changed our name to Save the World Air, Inc. on February 11, 1999 following the acquisition of marketing and manufacturing rights of the ZEFS device. We acquired the worldwide manufacturing and marketing rights to the ZEFS device from its inventors. During the past three years, we have been acquiring new technologies, developing products using our technologies and conducting scientific tests regarding our technologies and prototype products. In late 2003, the Company acquired worldwide intellectual property and patent rights to technologies which reduce carbon monoxide, hydrocarbon and nitrous oxide emissions in two- and four-stroke motorcycles, fuel-injection engines, generators and small engines. The Company has developed prototype products and named them “CAT-MATE.”

          Our mailing address and executive offices are located at 5125 Lankershim Boulevard, North Hollywood, California, 91601. Our telephone number is (818) 487-8000. Our corporate website is www.savetheworldair.com. Information contained on the website is not deemed part of this Annual Report.

Background

          Our principal business focus currently rests with development and planned distribution of devices designed to solve the complex problems caused by pollution from automobile and other equipment driven by internal combustion engines and to improve the performance of those engines. We have designed and tested multiple versions of the ZEFS and CAT-MATE devices for use on carbureted and fuel injection gasoline engines and are currently in the process of adapting this technology to work on engines that use diesel fuels.

          The incomplete and inefficient burning of fossil fuel in an automobile engine and other equipment driven by internal combustion engines results in unburned gases, such as hydrocarbons and carbon monoxide being expelled as harmful emission as a by-product from the engine’s exhaust. These emissions from automobile engines have contributed to significant air pollution and depletion of the ozone layer that protects the world’s atmosphere from harmful ultraviolet radiation. As a result, the world has experienced significant deterioration to its air quality since the beginning of the 20th century and, because of the added use of internal combustion engines, the problem has gotten progressively worse with each passing year. Forecasts published by the World Resources Institute indicate that this trend will continue to accelerate. By the year 2010, the number of automobiles in operation worldwide are expected to exceed 800 million.

          ZEFS devices work to enhance the atomization of the fuel by affecting the viscosity of that fuel. The effect is achieved by the use of specific and complex magnetic flux orientations that have the ability to influence fuel at the molecular level.

          These devices alter the fuel atomization process by changing the size of the molecular structure of the fuel. The devices create a more efficient burn rate, thus lowering the production of carbon monoxide, hydrocarbons and nitrous oxide. ZEFS devices are easily fitted to the base plates of carburetors and fuel injection systems; the devices are compact, there are no moving parts.

          CAT-MATE devices function together with a catalytic converter and are configured in the exhaust system. The Cat-Mate is fundamentally a device that greatly enhances the efficiency of catalytic converters in particular applications where use of other emission control devices is not feasible.

          Specifically, CAT-MATE is designed for use on two- and four-stroke motorcycles, off-road and marine vehicles, generators, lawn mowers, on stationary implements and on “carbureted” and fuel injection motor vehicles.

          Testing by the Company’s R&D as well as by independent sources has demonstrated the use of ZEFS and CAT-MATE products generate significant reductions in hydrocarbon, nitrous oxide and carbon monoxide emissions and, in most cases, improves gas consumption and mileage performance.

Our Business Strategy

     Governmental Mandates to Reduce Air Pollution

          Governments internationally recognize the serious effects caused by air pollution and have enacted legislation to mandate that automobile manufacturers be required to reduce exhaust emissions caused by their products. The approach used by auto makers to address this mandate has thus far generally taken the form of installing catalytic converters, which work on the principle of super heating gases within the exhaust manifold after the damaging gases have been created through internal combustion. We anticipate that further government mandates may pressure automobile manufacturers to adopt better solutions to reducing emissions.

     Technology Transfer

          We are actively continuing our research on the ZEFS and CAT-MATE devices for use on gasoline-powered engines and have taken steps to finalize the development of versions of the device to fit on carbureted, center point, and multi-port fuel injection systems. We have used these prototype devices as demonstration units, during presentations, before manufacturers. It is our long-term objective to facilitate the adoption of this technology by engine, carburetor, muffler and exhaust manufacturers.

          We adopted this strategy of technology transfer because automobile and engine manufacturers will require time to fully inspect, test and integrate the ZEFS and CAT-MATE devices into their new designs, as well as to adapt them to their legacy vehicles. Since the ZEFS technology is presently protected by international patent, and we have patent applications on file for the CAT-MATE technology, we view technology transfer strategy as the most viable option to gain widespread adoption of the technology by manufacturers, without compromising our ownership of the technology. We intend to assist these manufacturers with the full integration of our technology, by not only supporting the required engineering and system integration efforts, but also by reducing costs associated with such process so that they may not pose an unnecessary time constraint to the endeavor.

          We have successfully developed multiple ZEFS and CAT-MATE devices for use on one-, two- and four-barrel carbureted engines and created production CAD drawings for these devices and produced multiple samples using cast aluminum housings. We have also created several prototype devices for use on fuel injection engines. Extensive R&D testing of our carbureted and fuel injection ZEFS and CAT-MATE devices has been positive.

          Because of the complexity and enormity of the task of designing variants of ZEFS and CAT-MATE devices to fit every make and model, we intend to rely on the cooperation of manufacturers to support this function, including engineering, marketing, and installation of the devices. Additionally, we are cognizant that in order to preserve the integrity of the warranties provided by manufacturers, they must be involved in the process of designing and installing the ZEFS and CAT-MATE devices on legacy vehicles. We envision that a cooperative venture between manufacturers and us will result in the most optimal mechanism for the installation of ZEFS and CAT-MATE devices on the greatest percentage of vehicles possible, through agreements between the company, manufacturers and their dealerships.

          We are also engaged in the development of ZEFS and CAT-MATE devices for use on diesel engines, such as those used on trucks, buses, heavy equipment and generators. Because these types of vehicles use engines provided from Cummins, Caterpillar, or Detroit Diesel almost exclusively, the number of ZEFS and CAT-MATE variants needed to service these fleets is considerably less than the number required to satisfy the automobile market. This fact alone makes entry into the diesel engine market extremely attractive for our business, offering a large number of potential customers with a minimum of expense for research and development of product variants.

          Research and Development

          We have a research and development facility in Queensland, Australia. We have expanded research and development to include applications of the ZEFS and CAT-MATE technology to diesel engines, motorbikes, boats, generators, lawnmowers and other small engines. We have purchased test vehicles, test engines and testing equipment. We have completed testing on ZEFS and CAT-MATE devices for multiple automobiles, trucks, motorcycles, off-road vehicles and stationary engines, the results of which have been provided to RAND Corporation (RAND) for evaluation. During 2004, RAND expanded its role with us and now oversees our research and development facility in Australia. We also use third party research and development facilities in Los Angeles and San Jose, California for the development of our ZEFS and CAT-MATE devices. We spent approximately $629,000 in fiscal year 2003 and $1,873,000 in fiscal 2004 on research and development. Please see Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operations” and Note 8 to Notes to Financial Statements for a more complete understanding of our research and development expense in 2004.

          Independent Laboratory and Scientific Testing

          We have performed independent laboratory testing of the ZEFS and CAT-MATE devices in order to gain better market acceptance by manufacturers and governmental regulatory officials. Research and testing using government standard test equipment in the United States has demonstrated that the ZEFS and CAT-MATE devices may lead to reduced engine emissions, such as carbon monoxide, mitrous oxide and hydrocarbons, and improve gas consumption and mileage performance.

          In December 2002, we retained RAND to study the validity and market potential of our technology. RAND determined then that sufficient theoretical basis exists to warrant entry into a comprehensive product-testing program. As a result, in May 2003, we entered into an arrangement in which RAND would coordinate and supervise both a theoretical scientific study of the concepts underlying the ZEFS device as well as an empirical study.

           In tests conducted at the Northern California Diagnostics Laboratory in Napa, California, the ZEFS device reduced carbon monoxide, hydrocarbons, and nitrous oxide fume levels and increased gas mileage for the test vehicle. In tests conducted at Automotive Testing and Development Services, Inc. in Ontario, California, the ZEFS and CAT-MATE devices reduced carbon monoxide, hydrocarbons, and nitrous oxide fume levels and increased mileage performance for the test vehicles.

          Motorcycle and Generator tests of our CAT-MATE conducted by Hong Kong Exhaust Emissions Laboratory (HKEEL) showed that CAT-MATE devices reduce emissions of carbon monoxide, nitrous oxide and hydrocarbons. The test results were certified by United Kingdom’s Vehicle Certification Agency (VCA) on January 20, 2005.

Marketing

          In October 2004, we commenced marketing efforts for our emission control and performance-enhancing ZEFS and CAT-MATE technologies. We are focused on selling or licensing our technologies and devices domestically and internationally to automobile, carburetor, fuel-injection, diesel, exhaust and muffler original equipment manufacturers (OEMs) and the after-market. We have presented our ZEFS and CAT-MATE technologies to OEMs in the United States and Asia. We intend to pursue this market sector and create strategic alliances and partnerships during 2005.

          Harmful exhaust emissions from automobiles and motorcycles in developing countries is at the highest levels because of the continued widespread use of older model automobiles and motorcycles with either no or malfunctioning catalytic converters.

          We work with governments worldwide at all levels, together with industry, to capitalize on our technology to achieve what we know to be common global environmental objectives. In November 2004, management met with UNEP in New York to enlist its aid with this objective. By UNEP invitation, we participated in a UNEP-sponsored meeting in Bali , Indonesia in December 2004, which resulted in the initiation of informal negotiations with United Nations and government officials to explore the possibility of pilot programs using our technology in Indonesia, Kenya , Mexico, Thailand, Brazil and Sri Lanka.

          We have also since participated in a United Nations sponsored Summit in Lake Toba, North Sumatra, Indonesia in March 2005. This resulted in an announcement by the Lake Toba Summit Chair, Nico Barito, endorsed by HRH Sri Sultan Hamengkubowono X of Yogyakarta and the Governor of North Sumatra, Razil Nurdin, of two pilot programs intended to minimize carbon monoxide emissions, hydrocarbons and nitrous oxide, by installing our devices on 10,000 student motorcycles at universities in Yogyakarta and Medan in Indonesia.

Competition

          The automotive and motor engine industry is highly competitive. We have many competitors in the United States and throughout the world developing technologies to make engines more environmentally friendly and fuel efficient. Many of our competitors have greater financial, research, marketing and staff resources than we do. For instance, automobile manufacturers have already developed catalytic converters on automobiles, in order to reduce emissions. While we believe that our technology has greater benefits, it may be unable to gain market acceptance. Further, research and development throughout the world is constantly uncovering new technologies. Although we are unaware of any, there can be no assurance that no existing or future technology is currently or will be superior to the ZEFS and CAT-MATE devices.

Government Regulation

          Our research and development activities are not subject to any governmental regulations that would have a significant impact on our business to date and we believe that we are in compliance with all applicable regulations that apply to our business as it is presently conducted. Depending upon whether we manufacture or license our devices in the future and in which countries such devices are manufactured or sold, we may be subject to regulations, including environmental regulations at such time.

Intellectual Property

          In December 1998, the Company acquired all of the marketing and manufacturing rights to the ZEFS technology from the purported inventor of the technology in exchange for 5,000,000 shares of our common stock, $500,000 and $10 royalty for each unit sold. In November 2002, under our settlement with the bankruptcy trustee for the estate of the inventor and his wife, the trustee transferred all ownership and legal rights to the international patent application for the ZEFS device to us. In exchange for these rights, we gave the bankruptcy trustee an option to purchase 500,000 shares of our common stock at $1.00 share and $0.20 royalty on each device we sell. See “Part I, Item 3. Legal Proceedings” and Note 1 to Notes to Financial Statements” below.

          In May 2002, we settled a dispute with Kevin “Pro” Hart, who claimed proprietary rights to the ZEFS technology. He assigned to us all his rights to the ZEFS technology in exchange for an option to purchase 500,000 shares of our common stock at $1.00 share and a $0.20 royalty on each device we sell. Mr. Hart currently serves as a member of our Advisory Board. See “Advisory Board” below.

          The CAT-MATE technology was created by Adrian Menzell, a member of our research team in Australia. On August 20, 2003, Mr. Menzell filed preliminary Australian patent application #2004900192 for the CAT-FLAP. This technology was enhanced and on June 4, 2004, Mr. Menzell filed preliminary Australian patent application #2004903000 for the CAT-MATE. On September 1, 2003, we had entered into an Assignment Agreement with Mr. Menzell, pursuant to which this technology was assigned to us in exchange for 20,000 shares of our common stock and a royalty of $.25 for each CAT-MATE device sold. On June 26, 2004, we received a deed of assignment from Mr. Menzell and each pending patent application was transferred to our name.

          ZEFS Patent Applications

          We obtained the patent application for the ZEFS MK1 device [PCT/AU1/00585] originally filed in Australia on May 19, 2000. The International Filing Application for our ZEFS MK1 technology was filed on May 21, 2001 (Official No. 10/275946) [PCT/AU1/00585] and modified as ZEFS MK2 on July 9, 2003. On November 4, 2003 we filed for our ZEFS MK3 (#2003906094). The United States Patent and Trademark Office issued a Notice of Allowance of Patent dated January 24, 2005. The duration of the patent is 20 years from the date the original application was filed. Prior to the issuance of such patent, we relied solely on trade secrets, proprietary know-how and technological innovation to develop our technology and the designs and specifications for the ZEFS technology. Overall, we have applied for a patent on an international basis in approximately 64 countries worldwide.

          ZEFS MK1—Device For Saving Fuel and Reducing Emissions. This fuel saving device has a disk like nonmagnetic body provided with a central opening and a number of permanent magnets having opposed polarities positioned about the central opening to provide multidirectional magnetic fields. The device is positioned in a fuel air mixture to reduce emissions.

          The following table summarizes the status of the ZEFS MK1 patent application in the following countries:

Country	Number	Filing Date	Status
Australia	2001 258057	May 21, 2001	Under examination Deadline 14 June 2005
Bosnia & Heregovina	BAP 021290A	May 21, 2001	Short Term Patent Grant Requested
Brazil	0.111.365-8	May 21, 2001	Examination requested 5 September 2003
Bulgaria	107391	May 21, 2003	Awaiting examination
Canada	2409195	May 21, 2001	Examination to be requested by 21 May 2006
China	01809802.9	May 21, 2001	Under examination Deadline 27 Feb 2005
Columbia	02.115.018	May 21, 2001	Examination requested 23 July 2004
Croatia	P20020982A	May 21, 2001	Awaiting examination
Czech Republic	PV 2002-4092	May 21, 2001	Examination requested 23 July 2004
Eurasian(1)	200201237	May 21, 2001	Under examination
Europe(2)	019331222.2	May 21, 2001	Awaiting examination
Georgia (3)	4098/01-2002	May 21, 2001	Under examination
Hong Kong	04100327.0	May 21, 2001	Automatic grant upon grant by China
Hungary	P 03 01796	May 21, 2001	Awaiting examination
India (3)	IN/PCT/2002/01523	May 21, 2001	Awaiting examination
Indonesia	WO0200202844	May 21, 2001	Examination requested November 2003
Israel	152902	May 21, 2001	Under examination
Japan	586731/2001	May 21, 2001	Must request Examination by May 21, 2008
Mexico	PA/A/2002/11365	May 21, 2001	Awaiting examination
Morocco	PV/26.964	May 21, 2001	Granted
New Zealand	523113	May 21, 2001	Granted
Norway	20025531	May 21, 2003	Awaiting examination
Poland	P 358837	May 21, 2001	Awaiting examination
Serbia/Montenegro	P-870/02	May 21, 2001	Examination requested December 2002
Sri Lanka (3)	12918	May 21, 2001	Awaiting examination
Singapore	200206064.7	May 21, 2001	Grant fees paid-awaiting grant
South Africa	2002/10013	May 21, 2001	Granted
South Korea	2002 7015531	May 21, 2001	Must request Examination by May 21, 2006
Trinidad & Tobago	TT/A2002/00213	May 21, 2001	Under examination
Ukraine (3)	20021210144	May 21, 2001	Examination requested October 2003
United States (3)	10/275946	May 21, 2001	Notice of Allowance issued January 24, 2005
Vietnam	1-2002-01168	May 21, 2001	Under examination

(1)	Eurasian patent application covers the countries of Azerbaijan, Armenia, Belarus, Georgia, Kazakhstan, the Kyrgyz Republic, Moldova, the Russian Federation, Tajikistan, Ukraine and Turkmenistan.

(2)	Europe patent application covers the countries of Austria, Belgium, Switzerland, Lichtenstein, Cyprus, Germany, Denmark, Spain, Finland, France, Great Britain, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Sweden, Turkey, Lithuania, Latvia, Slovenia, Romania and Macedonia.

(3)	In the process of being assigned to the Company.

          ZEFS MK2—Device for Saving Fuel and Reducing Emissions. This fuel saving device similar to that of the MK1 except that a central magnet can be provided in the opening and the peripheral magnets extend only partially through the depth of the body and stop short of the top wall to provide the option of moving the magnetic field further away from the base of the carburetor to increase the area of magnetic influence between the point of fuel atomization and the point of cessation of magnetic influence.

          The priority date is July 19, 2003 from Australian patent application 2003903626.

          The following table summarizes the status of the ZEFS MK2 patent application in the following countries:

Country	Number	Filing Date	Status
Taiwan	92134811	July 19, 2003	Under examination

International	PCT/AU2004/000950	July 15, 2004	Clear International Search Report Issued. Request for International Preliminary Examination due Feb 15, 2005

          One hundred twenty five countries are covered by the PCT. National Patent Applications are due by January 15, 2006.

          ZEFS MK3—Emission Control Devices. This emission control device is particularly suited for fuel injection systems which has an elongate body formed with one or more channels and a number of permanent magnets is positioned in the channels. The device sits on a fuel rail.

          The priority date is November 4, 2003 from Australia patent application 2003906094.

          The following table summarizes the status of the ZEFS MK3 patent application in the following countries:

Country	Number	Filing Date	Status
Thailand	095155	November 3, 2004	Awaiting Examination

International	PCT/AU2004/001518	November 4, 2004	Awaiting International Search Report

          Approximately 125 countries are covered by the PCT. National Patent Applications are due by May 4, 2006

          CAT-MATE Patent Applications

          CAT-FLAP (Afterburner) –Improvements in or Relating to Emission Control Systems. A catalytic converter is provided in an engine exhaust flow to reduce emissions. A valve is provided downstream from the catalytic converter. The valve is in a closed position when the exhaust flow volume is low to keep the hot exhaust gas around the catalytic converter to keep the catalytic converter within its operational temperatures. When the exhaust flow volume is high (e.g. the engine is revving) the catalyst is kept at its operational temperature by normal gas flow and valve is opened to not impede exhaust flow. A simple hinge flap is one method by which this can be achieved.

          The priority date is January 6, 2004 from Australian patent application 2004900192.

          Approximately 125 countries are covered by the PCT. National Patent Applications are due by July 8, 2006.

          CAT-MATE—Inline Exhaust Device to Improve Efficiency of a Catalytic Converter. A set of rings is placed downstream from the catalytic converter to re-radiate heat to the catalytic converter to keep the converter working at a warmer temperature and therefore greater efficiency.

          The priority date is June 4, 2004 from Australian patent application 2004903000.

          This invention was incorporated into the specifications filed pursuant to the CAT-FLAP invention.

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

Employees

          As of December 31, 2004, we had four full-time employees, including two members of senior management, and five part-time employees. As of such date, we also utilized the services of three full-time consultants in our R&D facility in Australia and three additional part-time consultants to assist us with various matters, including marketing. In order to maintain salaries at a minimum without compromise to the company’s functional capacity, we adopted the practice of engaging consultants for services needed not on a “full-time” basis. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Executive Officers

          The following table sets forth certain information regarding our executive officers as of December 31, 2004:

Name	Age	Position
Edward L. Masry, Esq.	72	Chairman of the Board and Chief Executive Officer
Eugene E. Eichler, CPA	78	President, Chief Financial Officer and Treasurer
Bruce H. McKinnon	63	Chief Operating Officer and Executive Vice President of Business Development
Nathan Shelton	55	Vice President of Marketing and Distribution
Erin Brockovich	44	Vice President of Environmental Affairs
Janice Holder	59	Corporate Secretary

          Edward L. Masry, Esq. has served as our Chairman of the Board and Chief Executive Officer since October 2001 and served as our President from October 2001 until March 2004. Mr. Masry has been a member of the law firm of Masry & Vititoe since 1986 and was Mayor of Thousand Oaks City and currently a member of the City Council. From 1960 to 1986, he was a partner of various law firms. Mr. Masry was corporate director of Merlin Olsen Porsche Audi from 1970 to 1988 and corporate director of Gabriel Olsen Volkswagen from 1969 to 1973. Mr. Masry received a J.D. from Loyola Law School, Los Angeles.

          Eugene E. Eichler, CPA, has served as our President since March 2004, our Chief Operating Officer and Chief Financial Officer and Treasurer since October 2001 and as a director since May 2002. Mr. Eichler was the Chief Financial Officer and Firm Administrator of the law firm Masry & Vititoe from 1982 to October 2001. From 1974 to 1982, Mr. Eichler provided financial consulting services to Foundation for HMO’s, Acne Care Medical Clinics and Earth Foods, Inc. From 1960 to 1974, Mr. Eichler headed financial consulting services for Milburn Industries and Brown, Eichler & Company. From 1953 to 1960, he held the position of Chief Budgets and Forecasts at North American Aviation. From 1951 to 1953, Mr. Eichler held various audit positions at the Atomic Energy Commission. Mr. Eichler received a B.A. from University of Montana.

          Bruce H. McKinnon has served as a director since May 2002, our Executive Vice-President of Business Development since December 2003 and our Chief Operating Officer since March 2004. Mr. McKinnon served as Chief Executive Officer and President of KZ Golf, Inc., an international golf equipment company, from 1994 to 2004. From 1990 to 1994, he was President and Chief Executive Officer of TTL Corporation and Novaterra, Inc., environmental remediation and technology corporations. Prior to 1990, Mr. McKinnon was an owner, Chairman and Chief Executive Officer of several international trading and manufacturing corporations.

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

          Erin Brockovich served on our Board of Advisors from 2002 until August 2004, when she was appointed Vice President, Environmental Affairs. Since 1992, Ms. Brockovich has also served as Director of Environmental Research with the law firm of Masry and Vititoe and her exploits were the basis of the movie, “Erin Brockovich”. Ms. Brockovich is an environmental activist and a research expert with respect to complex environmental matters and has received multiple awards and honors for her work with the environment. She has written a book with Marc Eliot entitled, “Take It From Me, Life’s a Struggle But You Can Win” and lectures around the world on environmental matters.

          Janice Holder has served as our Corporate Secretary since October 2001. From 1964 through 1984, Ms. Holder managed various medical facilities in Orange County. Since 1984, she has been the Office Manager for the Law Offices of Masry & Vititoe.

          On September 1, 2004, the Company entered into an employment agreement with Erin Brockovich, pursuant to which she serves as our Vice President of Environmental Affairs. The initial term of the agreement expires on September 30, 2005 and renews automatically for additional one-year terms unless either party has given notice of non-extension prior to the end of a term. The agreement provides for a base compensation of $60,000, which amount is reviewable by the Board of Directors in subsequent years of the term. Ms. Brockovich is eligible to participate in the Company’s incentive and benefit plans, including eligibility to receive grants of stock options under the 2004 Plan.

          If Ms. Brockovich’s employment is terminated by us without cause or as a result of her disability or death, she, or her estate as the case may be, will be entitled to receive an amount equal to the base compensation paid to her for the remainder of the term, except that in the case of a change of control of the Company, the payment shall be the base compensation in effect immediately prior to the date of termination, for a period of one year beginning on the date of termination. If Ms. Brockovich’s employment is terminated by us for cause or by her for any reason, she will be entitled to receive all accrued and unpaid base salary and vacation compensation earned through the date of termination. The agreement also contains standard confidentiality and non-solicitation provisions.

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

          We have not yet generated any revenue from operations and, accordingly, we have incurred net losses every year since our inception in 1998. Although we expect to generate revenue eventually from sales of our ZEFS and CAT-MATE devices, we anticipate net losses and negative cash flow to continue for the foreseeable future until such time as our products are brought to market. As planned, we have significantly expanded our research and development efforts during the past year. Consequently, we will need to generate significant additional revenue to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is entirely dependent upon our research and development efforts to deliver a viable product and the company’s ability to successfully bring it to market. Although our management is optimistic that we will succeed with marketing the ZEFS and CAT-MATE devices we cannot be certain as to timing or whether we will generate sufficient revenue to be able to operate profitably. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

     We will need additional capital to meet our operating needs, and we cannot be sure that additional financing will be available.

          As of December 31, 2004 and thereafter, our expenses ran, and are expected to continue to run, at a “burn rate” of approximately $200,000 per month. Our capital resources, as of April 2005, will be sufficient to fund operations only through the second quarter of 2005, and we will require additional capital in order to operate beyond this date. In order to fund our capital needs for the foreseeable future, we began a private offering in July 2004 for the sale of our common stock for a maximum of $10,000,000. This offering is ongoing as of the date of the filing of this Annual Report. Management cannot predict with certainty that the offering will be sufficiently successful to provide adequate funds to complete the research and development process or to profitably bring our devices to market. Moreover, additional capital may not be available on favorable terms to us, or at all. If we cannot obtain needed capital, our research and development, and marketing plans, business and financial condition and our ability to reduce losses and generate profits are likely to be materially and adversely affected.

As a company in the development stage and with an unproven business strategy, our limited history of operations makes evaluation of our business and prospects difficult.

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

          Our business strategy is to develop, manufacture and market ZEFS and CAT-MATE products using our technology. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

•	raise additional needed capital for research and development;

•	complete development of our products in development; and

•	successfully introduce and commercialize our new products.

          Certain of our products are still under various stages of development. Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of other product candidates. Although our management believes that it can finance our product development through private placements and other capital sources, if we do not develop new products and bring them to market, our ability to generate revenues will be adversely affected.

     The commercial viability of the ZEFS and CAT-MATE devices are unproven and we may not be able to attract customers.

          To the best of our knowledge, no consumer or automobile manufacturer has used the ZEFS or CAT-MATE devices to reduce motor vehicle emissions to date. Accordingly, the commercial viability of our devices are not known at this time. If commercial opportunities are not realized from the use of the ZEFS and CAT-MATE devices, our ability to generate revenue would be adversely affected.

     If our products and services do not gain market acceptance, it is unlikely that we will become profitable.

          The market for products that reduce harmful motor vehicle emissions is evolving and we have many successful competitors. Automobile manufacturers have historically used various technologies, including catalytic converters, to reduce exhaust emissions caused by their products. At this time, our technology is unproven, and the use of our technology by others is limited. The commercial success of our products will depend upon the adoption of our technology by auto manufacturers and consumers as an approach to reduce motor vehicle emissions. Market acceptance will depend on many factors, including:

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

     Any revenues that we may earn in the future are unpredictable, and our operating results are likely to fluctuate from quarter to quarter.

          We believe that our future operating results will fluctuate due to a variety of factors, including:

•	delays in product development;
•	market acceptance of our new products;

•	changes in the demand for, and pricing, of our products;

•	competition and pricing pressure from competitive products;

•	manufacturing delays; and

•	expenses related to, and the results of, proceedings relating to our intellectual property.

          A large portion of our expenses, including expenses for our facilities, equipment and personnel, is relatively fixed and not subject to significant reduction. In addition, we expect our operating expenses will continue to increase significantly in 2005 as we further increase our research and development, production and marketing activities. Although we expect to generate revenues from sales of our products in the future, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

     If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve profitability.

          Our future success is substantially dependent on the efforts of our senior management, particularly Edward L. Masry, Eugene Eichler and Bruce McKinnon. The loss of the services of members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel. There is intense competition among specialized automotive companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit key marketing, scientific and technical personnel, the growth of our business could be substantially impaired. We do not maintain key man insurance for any of these individuals.

     We may face costly intellectual property disputes.

          Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Our pending patent applications, specifically patent rights of the ZEFS and CAT-MATE devices, may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Patents we receive may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

Item 2. Properties

          Our principal facility consists of leased office space in North Hollywood, California. We sublease this space from KZ Golf, Inc., pursuant to a lease we entered into on October 16, 2003 and which expires on October 16, 2005. Through May 31, 2004, the rent was $2,000 per month for approximately 1,000 square feet. Effective June 1, 2004, we amended the lease to add approximately 225 square feet of office space and to have provided expanded comprehensive services, including reception, parking and conference facilities, for a total rent of $3,400 per month.

The lease, as amended, is renewable, at our option, for an additional two-year term at $3,760 per month. One of our directors, Bruce H. McKinnon, is an owner of KZ Golf, Inc. Management believes that the terms of the lease with KZ Golf, Inc. are no less favorable than what we would have had to pay for equivalent space and comparable services with an unaffiliated party. We believe that our North Hollywood facility is adequate for our current and planned administrative activities.

          Our research and development facility located in Queensland, Australia is leased. We entered into the lease for this facility on November 15, 2003 and the lease is for a term of two years. The rent is AUD $1,292 (approximately US $1,000) per month and is renewable, at our option, for an additional two-year term at an increase of the greater of 5% or the increase in the then-current Australian consumer price index. We believe that our present research and development facility is adequate for our current and planned activities and that suitable additional or replacement facilities in the Queensland area are readily available on commercially reasonable terms should such facilities be needed in the future.

Item 3. Legal Proceedings

          On December 19, 2001, the SEC filed civil charges in the United States Federal District Court, Southern District of New York, against us, our former President and then sole director Jeffrey A. Muller, and others, alleging that we and the other defendants were engaged in a fraudulent scheme to promote our stock. The SEC complaint alleged the existence of a promotional campaign using press releases, Internet postings, an elaborate website, and televised media events to disseminate false and materially misleading information as part of a fraudulent scheme to manipulate the market for stock in our corporation, which was then controlled by Mr. Muller. On March 22, 2002, we signed a Consent to Final Judgment of Permanent Injunction and Other Relief in settlement of this action as against the corporation only, which the court approved on July 2, 2002. Under this settlement, we were not required to admit fault and did not pay any fines or restitution. The SEC’s charges of fraud and stock manipulation continue against Mr. Muller and others.

          On July 2, 2002, after an investigation by our newly constituted board of directors, we filed a cross-complaint in the SEC action against Mr. Muller and others seeking injunctive relief, disgorgement of monies and stock and financial restitution for a variety of acts and omissions in connection with sales of our stock and other transactions occurring between 1998 and 2002. Among other things, we alleged that Mr. Muller and certain others sold Company stock without providing adequate consideration to us; sold insider shares without making proper disclosures and failed to make necessary filing required under federal securities laws; engaged in self-dealing and entered into various undisclosed related-party transactions; misappropriated for their own use proceeds from sales of our stock; and entered into various undisclosed arrangement regarding the control, voting and disposition of their stock. We contend that we are entitled to a judgment canceling all of the approximately 8,716,710 shares of our common stock that was previously obtained and controlled, directly or indirectly, by Mr. Muller; divesting and preventing any subsequent holders of the right to exercise options previously held by Mr. Muller for 10,000,000 shares of our common stock, conversion of an existing preliminary injunction to a permanent injunction to prevent Mr. Muller from any involvement with the Company and a monetary judgment against Mr. Muller and others in the amount of several million dollars.

          On July 30, 2002, the U.S. Federal District Court, Southern District of New York, granted our application for a preliminary injunction against Mr. Muller and others, which prevented Mr. Muller and other cross-defendants from selling, transferring, or encumbering any assets and property previously acquired from us, from selling or transferring any of our stock that they may own or control, or from taking any action to injure us or our business and from having any direct contact with our shareholders. The injunctive order also prevents Mr. Muller from engaging in any effort to exercise control over our corporation and from serving as an officer or director of our company. While we believe that we have valid claims, there can be no assurance that an adverse result or settlement would not have a material adverse effect on our financial position or cash flow.

          In the course of the litigation, we have obtained ownership control over Mr. Muller’s claimed patent rights to the ZEFS device. Under a Buy-Sell Agreement between Mr. Muller and dated December 29, 1998, Mr. Muller, who was listed on the ZEFS devise patent application as the inventor of the ZEFS device, purported to grant us all international marketing, manufacturing and distribution rights to the ZEFS device. Those rights were disputed because an original inventor of the ZEFS device contested Mr. Muller’s legal ability to have conveyed those rights.

In Australia, Mr. Muller entered into a bankruptcy action seeking to overcome our claims for ownership of the ZEFS device. In conjunction with these litigation proceedings, a settlement agreement was reached whereby the $10 per unit royalty previously due to Mr. Muller under his contested Buy-Sell Agreement was terminated and replaced with a $.20 per unit royalty payable to the bankruptcy trustee. On November 7, 2002, under a settlement agreement executed with Mr. Muller’s bankruptcy trustee, the trustee transferred to us all ownership and legal rights to this international patent application for the ZEFS device.

          Both the SEC and we have filed Motions for Summary Judgment contending that there are no material issues of fact in contention and as a matter of law, the Court should grant a judgment against Mr. Muller and the cross-defendants. Mr. Muller has filed a response contending the motions are without merit or substance. A final decision on these motions, which potentially would terminate the ongoing litigation, is still pending. Should the Court not grant summary judgment in our favor, the case will be scheduled for final disposition in a trial.

          Mr. Muller and several of the defendants filed a Motion to Dismiss the complaint filed by us and moved for summary judgment in their favor. On December 21, 2004, Judge George B. Daniels, denied the cross-defendants’ motion to dismiss our cross-complaint, denied the request to vacate the July 2, 2002 preliminary injunction and denied the request for damages against us. The court also refused to grant a summary judgment in favor of the cross-defendants and dismissed Mr. Muller’s claims against us for indemnification for his legal costs and for damages resulting from the litigation. Neither Mr. Muller nor any of the cross-defendants have filed any cross-claims against us and we are not exposed to any liability as a result of the litigation, except for possibly incurring legal fees and expenses should we lose the litigation.

          Although the outcome of this litigation cannot be predicted with any degree of certainty, we are optimistic that the Court’s ruling will either significantly narrow the issues for any later trial or will result in a final disposition of the case in a manner favorable to us.. While we believe that we have valid claims, there can be no assurance that an adverse result or outcome on the pending motions or a trial of this case would not have a material adverse effect on our financial position or cash flow.

          We were named as a defendant in a complaint filed before the Los Angeles Superior Court, Civ. No. BC 312401, by Terracourt Pty Ltd, an Australian corporation, claiming breach of contract and related remedies from promises allegedly made by the former president of the Company in 1999. The plaintiff is seeking specific performance of the former president’s alleged promises to transfer to the plaintiff an aggregate 480,000 shares of our common stock for office consultant and multimedia services. The complaint was filed on March 18, 2004. Due to a late date of service of the complaint upon us and other preliminary legal procedures, our answer was not filed until October 20, 2004. We are opposing the plaintiff’s causes of action and have asserted that we have no liability for the claims asserted. The matter has been scheduled for further motion and trial proceedings in late April 2005 and is expected to be concluded by early June 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

          Our common stock is traded on the Pink Sheets under the symbol “ZERO.” The following table sets forth the high and low closing prices of the common stock for the quarters indicated as quoted on the Pink Sheets.

	2003		2004
	High	Low	High	Low
First Quarter	$0.55	$0.30	$1.50	$0.95
Second Quarter	$0.70	$0.33	$2.05	$1.20
Third Quarter	$0.95	$0.40	$2.05	$1.24
Fourth Quarter	$2.50	$0.85	$1.90	$1.16

          According to the records of our transfer agent, we had 1,009 stockholders of record of our common stock at December 31, 2004.

          We do not pay a dividend on our common stock and we currently intend to retain future cash flows to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that our Board of Directors deems relevant.

Issuances of Unregistered Securities in Last Fiscal Year

          From July 2004 through the date of filing this report, we have engaged in a private offering of units, comprised of shares of our common stock and one-year warrants to purchase an equal number of shares of our common stock at an exercise price of $1.50 per share. This effort is ongoing.

          During 2004, we sold an aggregate of 1,272,500 of such units, amounting to 1,272,500 shares of common stock and one-year warrants to purchase 1,272,500 shares of common stock exercisable at $1.50 per share. For the sale of such units, we received aggregate gross proceeds of $1,272,500 and net proceeds of $ 1,192,180. In addition, during 2004 we sold 119,000 of such units and received $119,000 of gross and net proceeds for those units, but did not issue the stock and warrant certificates until 2005.

          Also during 2004, we issued ten-year warrants to purchase 1,000,000 shares of common stock in connection with patent acquisition agreements with two individuals. These warrants are exercisable at $1.00 per share. In addition, we issued one-year warrants to purchase 50,000 shares of common stock pursuant to a distribution agreement with Gurminder Singh, which warrants are exercisable at $1.00 per share.

           During 2004, we issued 960,500 shares of common stock to 12 persons in connection with the exercise, at various exercise prices, of previously-issued warrants. We received aggregate gross and net proceeds of $194,200 in connection with such exercises.

          During 2004, we issued an aggregate of 850,000 shares of common stock to six individuals who are advisors or consultants to the Company and certain of their designees in exchange for advisory and consulting services rendered to the Company. Of such shares, 250,000 shares vested upon issuance thereof, 300,000 of such shares vested on April 1, 2004 and the remainder vested on April 1, 2005.

          In February 2004, we issued 488,560 shares of common stock to five individuals who provided services to the Company in connection with a private offering of our common stock, which offering was conducted between November 2002 and October 2003.

          In April 2004, we issued 60,000 shares of common stock in consideration of the cancellation of a loan in the amount of $15,000 made to us by Joette Masry, the wife of our Chief Executive Officer, Edward L. Masry.

          During 2004, the Company issued options to purchase 1,172,652 shares of common stock to certain of our directors, officers and employees. These options have an aggregate intrinsic value of $304,272.

          In our Quarterly Report on Form 10-Q-SB for the quarter ended March 31, 2004, we also disclosed that we had sold 25,000 shares of common stock to one individual on October 14, 2003, but that a certificate for such shares was not issued until February 3, 2004.

          The issuances of shares and warrants described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 (the “Act”), as amended, or Regulations D or S promulgated thereunder.

Item 6. Management’s Discussion and Analysis or Plan of Operation

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and supplementary data referred to in Item 7 of this Form 10-KSB.

          This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-KSB, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-KSB is as of December 31, 2004, and we undertake no duty to update this information.

Overview

          We are a development stage company that has not yet generated revenues. The company’s focus is on research and development of proprietary devices that are designed to reduce harmful emissions, improve fuel efficiency and engine performance for installation on equipment and vehicles driven by internal combustion engines. Our prototype devices are called “ZEFS” and “CAT-MATE.” We have devoted the bulk of our efforts to the completion of the design, the development of our production models and the promotion of our products in the market place worldwide. Expenses have been funded through the sale of company stock. We have devoted the bulk of our efforts to the completion of the design, the development of our production models.

          We anticipate that these efforts will continue during 2005 and that we will begin selling our devices by late 2005. We do not envision generating significant revenue in 2005. We will need to raise additional capital during 2005 to fund our research and development and marketing efforts and other expenses.

Results of Operation

          To date, we have not generated any revenues and our business continues in the development stage. We have focused our efforts on verifying and developing our technologies and devices and commencing marketing efforts for their license or sale. We expect to begin selling our devices in late 2005.

          General and administrative expenses were $3,323,030 for the fiscal year ended December 31, 2004, compared to $6,046,651 for the fiscal year ended December 31, 2003, an increase of $1,476,379. This increase is attributable to payroll expense which increased by $460,826, primarily as a result of additional personnel; consulting expense which increased by $228,314, primarily as a result of additional consulting services; corporate expense which increased by $239,161, primarily as a result of costs associated with financial printing, public relations, transfer agent and website design; professional expense which increased by $144,094, primarily as a result of legal and accounting fees associated with SEC reporting, our private offering that commenced in July 2004 and general corporate functions; and travel and other expense which increased in the aggregate by $335,324, primarily as a result of the expansion of our R&D activities worldwide. A significant portion of the total increase in general and administrative expense is the result of non-cash items in the aggregate amount of $1,195,210 in the fiscal year ended December 31, 2004 compared to $899,668 in the fiscal year ended December 31, 2003, an increase of $295,542.

          Research and development expenses were $1,873,464 for the fiscal year ended December 31, 2004, compared to $628,832 for the fiscal year ended December 31, 2003, an increase of $1,244,632. Our research and development expenses include contractual payments to RAND, consultants’ fees, capital expenditures, cost of services and supplies. The increase in research and development expenses is primarily attributable to the valuation of $1,210,450 placed on the common stock that we issued as compensation in lieu of cash to our R&D consultants in Australia and the United States under two-year agreements with those individuals; and increases in actual R&D expenses.

          Patent settlement costs were $1,610,066 in the fiscal year ended December 31, 2004, attributable to Black-Scholes valuation placed on 1,000,000 warrants that we issued in connection with our acquisition of certain of our intellectual property.

          Non-cash items were $4,015,726 for the fiscal year ended December 31, 2004, compared to $899,668 for the fiscal year ended December 31, 2003. This increase is attributable to increases in general and administrative expense in the amount of $295,542, research and development expense in the amount of $1,210,450 and patent settlement costs in the amount of $$1,610,066.

          We had a net loss of $6,803,280, or $.19 per share, for the year ended December 31, 2004, compared to a net loss of $2,476,063, or $.09 per share, for the year ended December 31, 2003. We expect an increase in net loss in the fiscal year ending December 31, 2005, primarily attributable to increased general and administrative expenses and marketing-related expenditures, without the benefit of any revenue for most of the year.

Liquidity and Capital Resources

          We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of December 31, 2004 we had cash of $84,826 and an accumulated deficit of $17,130,888. Our negative operating cash flows in 2004 were funded primarily through the sale of common stock and, to a lesser degree, by proceeds we received from the exercise of options and warrants.

          The financial statements accompanying this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, the we had a net loss of $6,803,280 and a negative cash flow from operations of $2,411,464 for the year ending December 31, 2004, and a stockholders’ deficiency of $2,007,144 as of December 31, 2004. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

          From July 2004 through the date of filing this report, we have engaged in a private offering of units comprised of shares of our common stock and one-year warrants to purchase an equal number of shares of common stock at an exercise price of $1.50 per share. From July 2004 through December 31, 2004, we received aggregate gross proceeds of $1,272,500 and aggregate net proceeds of $1,167,180 in connection with the sale of 1,272,500 shares of our common stock to 27 purchasers. The offering is ongoing. See Note 6 to Notes to Financial Statements.

          We believe that we have sufficient cash to fund our operations through the second quarter of 2005 based on current cash on hand. For all of 2005, we will need to raise additional capital or incur new debt to fund our operations. We believe that exercises of in-the-money options and warrants, with various expiration dates during 2005, will provide some of the proceeds needed to meet our capital requirements during 2005, together with additional sales of our common stock in the private offering.

          In addition, we are actively exploring additional sources of financing, including borrowings from one or more of our directors and officers However, there can be no assurance that additional equity or debt financing will be available or available on terms favorable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of, or eliminate, our research and development programs, reduce any marketing activities or relinquish rights to technologies that we might otherwise seek to develop or commercialize.

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

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing our financial statements as described in Note 1 to Notes to Financial Statements. See Item 7, “Financial Statements”. Actual results could differ from those estimates.

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

New Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board “(FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition, results of operations, or cash flows.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which revises SFAS No. 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005 (December 15, 2005 for small business filers). Early adoption is permitted.

          The Company is currently evaluating the timing and manner in which it will adopt SFAS 123R. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, adoption of SFAS 123R’s fair value method will have an effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net loss and loss per share disclosures as shown above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption.

Item 7. Financial Statements

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

YEARS ENDED DECEMBER 31, 2004 AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Save the World Air, Inc.

We have audited the accompanying balance sheets of Save the World Air, Inc. (a development stage enterprise) as of December 31, 2004 and 2003 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended and for the period from inception (February 18, 1998) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Save the World Air, Inc. (a development stage enterprise) as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and for the period from inception (February 18, 1998) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $6,803,280 and negative cash flow from operations of $2,411,464 for the year ended December 31, 2004, and had a working capital deficiency of $1,025,532 and a stockholders’ deficiency of $2,007,144 as of December 31, 2004. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

April 11, 2005
Boca Raton, Florida

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS Current assets
Cash	$84,826	$926,052
Other current assets	2,602	—

Total current assets	87,428	926,052

Property and equipment, net of accumulated depreciation	35,596	35,244

TOTAL ASSETS	$123,024	$961,296

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY Current liabilities
Accounts payable	$64,089	$—
Accrued expenses	134,420	33,082
Accrued professional fees	876,452	551,582
Income taxes payable	—	5,991
Loans from related parties	36,478	57,903
Finders fees payable	1,521	128,916

Total current liabilities	1,112,960	777,474

Advances from founding executive officer	1,017,208	1,017,208

Commitments and contingencies
Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 37,784,821 and 34,128,261 shares issued and outstanding at December 31, 2004 and 2003, respectively	37,784	34,128
Common stock to be issued	119,000	6,250
Additional paid-in capital	15,043,028	10,162,177
Deferred compensation	(76,068)	(708,333)
Deficit accumulated during the development stage	(17,130,888)	(10,327,608)

Total stockholders’ deficiency	(2,007,144)	(833,386)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$123,024	$961,296

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD FROM INCEPTION (FEBRUARY
18, 1998) TO DECEMBER 31, 2004

			Cumulative
	December 31,	December 31,	since
	2004	2003	inception
Net sales	$—	$—	$—
Operating expenses	3,323,030	1,846,651	12,865,369
Research and development expenses	1,873,464	628,832	2,653,226
Non-cash patent settlement cost	1,610,066	—	1,610,066

Loss before other income	(6,806,560)	(2,475,483)	(17,128,661)
Other Income Interest income	514	440	954

Loss before provision for income taxes	(6,806,046)	(2,475,043)	(17,127,707)
Provision (benefit) for income taxes	(2,766)	1,020	3,181

Net loss	$(6,803,280)	$(2,476,063)	$(17,130,888)

Net loss per common share, basic and diluted	$(0.19)	$(0.09)

Weighted average common shares outstanding,
basic and diluted	35,841,225	26,768,958

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2004

					Additional			Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred		during the	development
	share	Shares	Amount	to be issued	capital	compensation		development stage	stage deficiency
Balance, February 18, 1998 (date of inception)		—	$—	$ —	$—	$	—	$—	$—
Issuance of common stock on April 18, 1998	.0015 – .01	10,030,000	10,030	—	14,270		—	—	24,300
Net loss		—	—	—	—		—	(21,307)	(21,307)

Balance, December 31, 1998		10,030,000	10,030		14,270		—	(21,307)	2,993
Issuance of common stock on May 18, 1999	1.00 – 6.40	198,003	198	—	516,738		—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	.001	5,000,000	5,000	—	—		—	—	5,000
Stock issued for professional services on May 18, 1999	0.88	69,122	69	—	49,444		—	—	49,513
Net loss		—	—	—	—		—	(1,075,264)	(1,075,264)

Balance, December 31, 1999		15,297,125	15,297	—	580,452		—	(1,096,571)	(500,822)
Stock issued for employee compensation on February 8, 2000	1.03	20,000	20	—	20,580		—	—	20,600
Stock issued for consulting services on February 8, 2000	1.03	100,000	100	—	102,900		—	—	103,000
Stock issued for professional services on April 18, 2000	3.38	27,000	27	—	91,233		—	—	91,260
Stock issued for directors fees on April 18, 2000	3.38	50,000	50	—	168,950		—	—	169,000
Stock issued for professional services on May 19, 2000	4.06	5,000	5	—	20,295		—	—	20,300
Stock issued for directors fees on June 20, 2000	4.44	6,000	6	—	26,634		—	—	26,640
Stock issued for professional services on June 20, 2000	4.44	1,633	2	—	7,249		—	—	7,251
Stock issued for professional services on June 26, 2000	5.31	1,257	1	—	6,674		—	—	6,675
Stock issued for employee compensation on June 26, 2000	5.31	22,000	22	—	116,798		—	—	116,820
Stock issued for consulting services on June 26, 2000	5.31	9,833	10	—	52,203		—	—	52,213
Stock issued for promotional services on July 28, 2000	4.88	9,675	9	—	47,205		—	—	47,214
Stock issued for consulting services on July 28, 2000	4.88	9,833	10	—	47,975		—	—	47,985
Stock issued for consulting services on August 4, 2000	2.13	35,033	35	—	74,585		—	—	74,620
Stock issued for promotional services on August 16, 2000	2.25	25,000	25	—	56,225		—	—	56,250
Stock issued for consulting services on September 5, 2000	2.25	12,833	13	—	28,861		—	—	28,874
Stock issued for consulting services on September 10, 2000	1.50	9,833	10	—	14,740		—	—	14,750
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	—	8,643		—	—	8,653
Stock issued for consulting services on November 4, 2000	0.88	9,833	10	—	8,643		—	—	8,653
Stock issued for consulting services on December 20, 2000	0.50	19,082	19	—	9,522		—	—	9,541

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2004

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Stock issued for filing services on December 20, 2000	0.50	5,172	5	—	2,581	—	—	2,586
Stock issued for professional services on December 26, 2000	0.38	12,960	13	—	4,912	—	—	4,925
Other stock issuance on August 24, 2000	2.13	2,000	2	—	4,258	—	—	4,260
Common shares cancelled		(55,000)	(55)	—	(64,245)	—	—	(64,300)
Net loss		—	—	—	—	—	(1,270,762)	(1,270,762)

Balance, December 31, 2000		15,645,935	15,646	—	1,437,873	—	(2,367,333)	(913,814)
Stock issued for consulting services on January 8, 2001	0.31	9,833	10	—	3,038	—	—	3,048
Stock issued for consulting services on February 1, 2001	0.33	9,833	10	—	3,235	—	—	3,245
Stock issued for consulting services on March 1, 2001	0.28	9,833	10	—	2,743	—	—	2,753
Stock issued for legal services on March 13, 2001	0.32	150,000	150	—	47,850	—	—	48,000
Stock issued for consulting services on April 3, 2001	0.25	9,833	10	—	2,448	—	—	2,458
Stock issued for legal services on April 4, 2001	0.25	30,918	31	—	7,699	—	—	7,730
Stock issued for professional services on April 4, 2001	0.25	7,040	7	—	1,753	—	—	1,760
Stock issued for consulting services on April 5, 2001	0.25	132,600	132	—	33,018	—	—	33,150
Stock issued for filing fees on April 30, 2001	1.65	1,233	1	—	2,033	—	—	2,034
Stock issued for filing fees on September 19, 2001	0.85	2,678	2	—	2,274	—	—	2,276
Stock issued for professional services on September 28, 2001	0.62	150,000	150	—	92,850	—	—	93,000
Stock issued for directors services on October 5, 2001	0.60	100,000	100	—	59,900	—	—	60,000
Stock issued for legal services on October 17, 2001	0.60	11,111	11	—	6,655	—	—	6,666
Stock issued for consulting services on October 18, 2001	0.95	400,000	400	—	379,600	—	—	380,000
Stock issued for consulting services on October 19, 2001	1.25	150,000	150	—	187,350	—	—	187,500
Stock issued for exhibit fees on October 22, 2001	1.35	5,000	6	—	6,745	—	—	6,751
Stock issued for directors services on November 2, 2001	0.95	1,000,000	1,000	—	949,000	—	—	950,000
Stock issued for consulting services on November 7, 2001	0.85	20,000	20	—	16,980	—	—	17,000
Stock issued for consulting services on November 20, 2001	0.98	43,000	43	—	42,097	—	—	42,140
Stock issued for consulting services on November 27, 2001	0.98	10,000	10	—	9,790	—	—	9,800
Stock issued for consulting services on November 28, 2001	0.98	187,000	187	—	183,073	—	—	183,260
Intrinsic value of options issued to employees		—	—	—	2,600,000	(2,600,000)	—	—
Fair value of options issued to non-employees for services		—	—	—	142,318	—	—	142,318

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2004

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Amortization of deferred compensation		—	—	—	—	191,667	—	191,667
Net loss		—	—	—	—	—	(2,735,013)	(2,735,013)

Balance, December 31, 2001		18,085,847	18,086	—	6,220,322	(2,408,333)	(5,102,346)	(1,272,271)
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	—	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	0.15-0.25	—	—	389,875	—	—	—	389,875
Fair value of options issued to non-employees for services		—	—	—	54,909	(54,909)	—	—
Amortization of deferred compensation		—	—	—	—	891,182	—	891,182
Net loss		—	—	—	—	—	(2,749,199)	(2,749,199)

Balance, December 31, 2002		20,235,847	20,236	389,875	7,133,081	(1,572,060)	(7,851,545)	(1,880,413)
Stock issued, previously paid for	0.15	1,425,000	1,425	(213,750)	212,325	—	—	—
Stock issued, previously paid for	0.25	880,000	880	(220,000)	219,120	—	—	—
Stock and warrants issued for cash on March 20, 2003	0.25	670,000	670	—	166,830	—	—	167,500
Stock and warrants issued for cash on April 4, 2003	0.25	900,000	900	—	224,062	—	—	224,962
Stock and warrants issued for cash on April 8, 2003	0.25	100,000	100	—	24,900	—	—	25,000
Stock and warrants issued for cash on May 8, 2003	0.25	1,150,000	1,150	—	286,330	—	—	287,480
Stock and warrants issued for cash on June 16, 2003	0.25	475,000	475	—	118,275	—	—	118,750
Stock issued for legal services on June 27, 2003	0.55	83,414	83	—	45,794	—	—	45,877
Debt converted to stock and warrants on June 27, 2003	0.25	2,000,000	2,000	—	498,000	—	—	500,000
Stock and warrants issued for cash on July 11, 2003	0.25	519,000	519	—	129,231	—	—	129,750
Stock and warrants issued for cash on September 29, 2003	0.25	1,775,000	1,775	—	441,976	—	—	443,751
Stock and warrants issued for cash on October 21, 2003	0.25	1,845,000	1,845	—	459,405	—	—	461,250
Stock and warrants issued for cash on October 28, 2003	0.25	1,570,000	1,570	—	390,930	—	—	392,500
Stock and warrants issued for cash on November 19, 2003	0.25	500,000	500	—	124,500	—	—	125,000
Finders’ fees related to stock issuances		—	—	43,875	(312,582)	—	—	(268,707)
Common stock paid for, but not issued (25,000 shares)	0.25	—	—	6,250	—	—	—	6,250
Amortization of deferred compensation		—	—	—	—	863,727	—	863,727
Net loss for year ended December 31, 2003		—	—	—	—	—	(2,476,063)	(2,476,063)

Balance, December 31, 2003		34,128,261	34,128	6,250	10,162,177	(708,333)	(10,327,608)	(833,386)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2004

						Additional		Deficit accumulated	Total stockholders’
	Price per		Common Stock		Common stock	paid-in	Deferred	during the	development
	share		Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Common stock issued, previously paid for	0.25		25,000	25	(6,250)	6,225	—	—	—
Stock issued for director services on March 31, 2004	1.50		50,000	50	—	74,950	—	—	75,000
Stock issued for finders fees on March 31, 2004	0.15		82,500	82	—	12,293	—	—	12,375
Stock issued for finders fees on March 31, 2004	0.25		406,060	407	—	101,199	—	—	101,606
Stock issued for services on April 2, 2004	1.53		65,000	65	—	99,385	—	—	99,450
Debt converted to stock on April 2, 2004	1.53		60,000	60	—	91,740	—	—	91,800
Stock issued upon exercise of warrants on May 21, 2004	0.20		950,000	950	—	189,050	—	—	190,000
Stock issued for directors services on June 8, 2004	1.70		600,000	600	—	1,019,400	—	—	1,020,000
Stock issued for cash on August 25, 2004	1.00		550,000	550	—	549,450	—	—	550,000
Stock issued upon exercise of warrants on August 30, 2004	0.40		4,000	4	—	1,596	—	—	1,600
Stock issued for cash on September 8, 2004	1.00		25,000	25	—	24,975	—	—	25,000
Stock issued for consulting services on September 15, 2004	1.31		50,000	49	—	65,451	—	—	65,500
Stock issued for patent settlement on September 22, 2004	1.24		20,000	20	—	24,780	—	—	24,800
Stock issued for research and development on October 6, 2004	1.40		65,000	65	—	90,935	—	—	91,000
Stock issued for cash on October 6, 2004	1.00		25,000	25	—	24,975	—	—	25,000
Stock issued for cash on October 15, 2004	1.00		150,000	150	—	149,850	—	—	150,000
Stock issued upon exercise of warrants on October 21, 2004	0.40		6,500	6	—	2,594	—	—	2,600
Stock issued for cash on November 3, 2004	1.00		25,000	25	—	24,975	—	—	25,000
Stock issued for cash on November 18, 2004	1.00		172,500	173	—	172,327	—	—	172,500
Stock issued for cash on December 9, 2004	1.00		75,000	75	—	74,925	—	—	75,000
Stock issued for cash on December 23, 2004	1.00		250,000	250	—	249,750	—	—	250,000
Finders fees related to stock issuances			—	—	—	(88,384)	—	—	(88,384)
Common stock paid for, but not issued (119,000 shares)			—	—	119,000	—	—	—	119,000
Intrinsic value of options issued to employees			—	—	—	248,891	(248,891)	—	—
Fair value of options issued to non-employees for services			—	—	—	55,381	(55,381)	—	—
Fair value of warrants issued for settlement costs		—	—	—		1,585,266	—	—	1,585,266
Fair value of warrants issued to non-employees for services		—	—	—	—	28,872	—	—	28,872
Amortization of deferred compensation			—	—	—	—	936,537	—	936,537
Net loss for year ended December 31, 2004			—	—	—	—	—	(6,803,280)	(6,803,280)

			37,784,821	$37,784	$119,000	$15,043,028	$76,068	$(17,130,888)	$(2,007,144)

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD FROM INCEPTION
(FEBRUARY 18, 1998) TO DECEMBER 31, 2004

			Cumulative
	December 31,	December 31,	since
	2004	2003	inception
Cash flows from operating activities
Net loss	$(6,803,280)	$(2,476,063)	$(17,130,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Fair value of options issued for services	28,872	—	171,190
Issuance of common stock for services	1,427,750	45,877	5,280,623
Amortization of deferred compensation	936,537	863,727	2,883,113
Depreciation	8,685	5,205	14,417
Non-cash patent settlement cost	1,610,066	—	1,610,066
Changes in operating assets and liabilities:
Prepaid expenses	(2,602)	—	(2,602)
Income taxes payable	(5,991)	1,064	—
Accrued expenses	388,499	(35,671)	789,497

Net cash used in operating activities	(2,411,464)	(1,595,861)	(5,879,584)

Cash flows from investing activities Purchase of property and equipment	(9,037)	(16,525)	(46,463)

Net cash used in investing activities	(9,037)	(16,525)	(46,463)

Cash flows from financing activities Increase (decrease) in loans from related parties	(6,425)	4,881	547,928
Advances from founding executive officer	—	—	517,208
Issuance of common stock for cash	1,466,700	2,419,818	4,820,487
Cash received for common stock to be issued	119,000	6,250	125,250

Net cash provided by financing activities	1,579,275	2,430,949	6,010,873

Net (decrease) increase in cash	(841,226)	818,563	84,826
Cash, beginning of period	926,052	107,489	—

Cash, end of period	$84,826	$926,052	$84,826

See notes to financial statements

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS — Continued
YEARS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD FROM INCEPTION
(FEBRUARY 18, 1998) TO DECEMBER 31, 2004

			Cumulative
	December 31,	December 31,	since
	2004	2003	inception
Supplemental disclosures of cash flow information
Cash paid during the year for Interest	$—	$—	$—

Income taxes	$2,400	$—	$2,400

Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000

Deferred compensation from stock options issued for services	304,272	—	2,959,181

Purchase of property and equipment financed by advance from related party	—	—	3,550

Conversion of related party debt to equity	15,000	500,000	515,000

Issuance of common stock in settlement of payable	113,492	—	113,492

Common stock issued, previously paid for	6,250	—	—

Fees accrued for issuance of common stock	88,384	312,582	400,966

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

1.      Description of business, significant matters and prior period corrections

     Description of business

Save the World Air, Inc. (the “Company”) was incorporated in Nevada on February 18, 1998 under the name Mandalay Capital Corp. The Company changed its name to Save the World Air, Inc. on February 11, 1999 following the purchase of the Zero Emission Fuel-Saving Device (the “Agreement”). The Company acquired the worldwide exclusive manufacturing, marketing and distribution rights for the Zero Emission Fuel-Saving Device (“ZEFS”) by entering into the Agreement. The ZEFS is a product, which is fitted to an internal combustion engine and is expected to reduce carbon monoxide hydrocarbons and toxic exhaust emissions. During the past three years, the Company has been acquiring new technologies, developing products using the Company’s technologies and conducting scientific tests regarding the technologies and prototype products. In 2003, the Company acquired worldwide intellectual property and patent rights to technologies which reduce carbon monoxide, hydrocarbon and nitrous oxide emissions in two- and four-stroke motorcycles, fuel-injection engines, generators and small engines. The Company has developed prototype products and named them “CAT-MATE”.

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

The Company’s focus is on research and development of proprietary devices that are designed to reduce harmful emissions, and improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines and has not yet generated any revenues. The prototype devices are called “ZEFS” (Zero Emission Fuel-Savings Device) and “CAT-MATE.” The Company has put forth efforts to complete the design, the development of production models and the promotion of products in the market place worldwide. Expenses have been funded through the sale of company stock. The Company has taken actions to secure the intellectual property rights to the ZEFS and CAT-MATE devices. In addition, the Company has initiated marketing efforts to international governmental entities in cooperation with the United Nations Environmental Programme (UNEP) and various original equipment manufacturers (OEMs), to eventually sell or license the ZEFS and CAT-MATE products and technology.

2.     Summary of significant accounting policies - Continued

     Liquidity

The Company is subject to the usual risks associated with a development stage enterprise. These risks include, among others, those associated with product development, acceptance of the product by users and the ability to raise the capital necessary to sustain operations. Since its inception, the Company has incurred significant losses. The Company anticipates increasing expenditures over at least the next year as the Company continues its product development and evaluation efforts, and begins its marketing activities. Without significant revenue increases, these expenditures will likely result in additional losses. The Company is in the process of raising additional funds and raised $1,378,316 (net of finders fees of $88,384) in 2004 through the sale of 1,212,500 shares of its common stock in private placement transactions and the exercise of 960,500 warrants and options. (See Note 6.)

     Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $6,803,280 and a negative cash flow from operations of $2,411,464 for the year ended December 31, 2004, and had a working capital deficiency of $1,025,532 and a stockholders’ deficiency of $2,007,144 as of December 31, 2004. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

2.     Summary of significant accounting policies - Continued

     Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. No impairments were recorded during the period from inception (February 18, 1998) through December 31, 2004.

     Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the years ended December 31, 2004 and 2003, the dilutive impact of outstanding stock options of 14,422,652 and 13,250,000, respectively, and 15,529,414 and 14,117,414 warrants have been excluded because their impact on the loss per share is antidilutive.

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

2.     Summary of significant accounting policies - Continued

         Stock-based compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”

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

			Cumulative
	December 31,	December 31,	since
	2004	2003	inception
Net loss, as reported	$(6,803,280)	$(2,476,063)	$(17,130,888)
Add: total fair value method stock-based employee compensation expense	(1,721,222)	(949,977)	(3,929,504)
Less: deferred compensation amortization for below market employee options	895,001	850,000	2,786,668

Pro forma net loss	$(7,629,501)	$(2,576,040)	$(18,273,724)

Pro forma loss per share	$(0.21)	$(0.10)

2.     Summary of significant accounting policies - Continued

     The fair market value of the stock options at the grant date was estimated using the Black-Scholes pricing model with the following weighted average assumptions:

Expected life (years)	7.32
Risk free interest rate	5.42%
Volatility	238.46%
Expected dividend yield	0.00%

     Business and credit concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of December 31, 2004, before adjustments for outstanding checks and deposits in transit, the Company had $67,718 on deposit with two banks. The deposits are federally insured up to $100,000 on each bank.

     Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing the Company’s financial statements. Actual results could differ from those estimates.

     Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accounts payable and accrued expenses, professional fees, and payables to related parties and founding officer approximate fair value because of their short maturity as of December 31, 2004.

2.     Summary of significant accounting policies - Continued

     Recent accounting pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which revises SFAS No. 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005 (December 15, 2005 for small business filers). Early adoption is permitted.

The Company is currently evaluating the timing and manner in which it will adopt SFAS 123R. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, adoption of SFAS 123R’s fair value method will have an effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net loss and loss per share disclosures as shown above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption.

3.     Certain relationships and related transactions

     Advances from founding executive officer

All of the marketing and manufacturing rights for the ZEFS were acquired from Mr. Muller, for 5,000,000 shares of common stock, $500,000 and a $10 royalty for each unit sold (see discussion below), pursuant to the Agreement entered into in December 1998, by and between the Company and Mr. Muller. Working capital advances in the amount of $517,208 and payment in the amount of $500,000 for marketing and distribution rights of the ZEFS are due to Mr. Muller. Such amounts are interest free and do not have any due dates for payment (see Note 9).

In January 2000, the Company entered into an agreement offering Mr. Muller and Lynne Muller, Mr. Muller’s wife, the option to purchase 5,000,000 shares each at $0.10 per share as consideration for work performed for the Company. Mrs. Muller subsequently transferred her option to Mr. Muller.

In connection with the Company’s legal proceedings against Mr. Muller, the Company is attempting to obtain a judgment that will relieve the Company of $1,017,208, which represents all amounts due Mr. Muller. These amounts include the $500,000 due for the marketing and distribution rights of the ZEFS and the working capital advances of $517,208. As described in Note 9, the Company has been relieved of the $10 royalty interest that Mr. Muller held for each unit sold. In addition, the Company is also attempting to obtain a judgment that will cancel the options to purchase 10,000,000 shares granted to Mr. and Mrs. Muller, collectively. Based on the status of current legal proceedings, the Company does not believe that it will have to pay Mr. Muller the $500,000 for the rights to the ZEFS device and the $517,208 of advances. The Company also believes that the option Mr. Muller holds to purchase 10,000,000 shares of the Company’s stock will be cancelled and no longer valid. The Company has not made any adjustments for the above in its financial statements as the matters have not yet been finalized and may change.

3.     Certain relationships and related transactions - Continued

     Loans from related parties

Masry & Vititoe, a law firm in which Edward L. Masry, the Company’s Chief Executive Officer, is a partner, has loaned $36,478 and $57,903 as of December 31, 2004 and 2003, respectively, to the Company for working capital purposes. The loans payable to Masry & Vititoe were allocations to the Company for shared expenses, primarily payroll. Loans by Masry & Vititoe were unsecured, non-interest bearing, and were due on demand. In June 2003, Masry & Vititoe converted $500,000 of its loans due from the Company into 2,000,000 shares of common stock and 2,000,000 warrants (see Note 6). In April 2004, accounts payable due this firm totaling $15,000 was converted to 60,000 shares of common stock. The shares issued were valued at the current market price of the date of issuance of $91,800 resulting in additional charge to expense $76,800, which has been reflected in the accompanying financial statements ended December 31, 2004.

In March 2005, Masry & Vititoe loaned an additional $100,000 to the Company for working capital purposes. This loan is unsecured, non-interest bearing and is due on demand.

     Lease agreement

In October 2003, the Company entered into a lease agreement with an entity to lease office space for its primary administrative facility. A director of the Company owns the entity (see Note 9).

4.     Property and equipment

     At December 31, 2004 and 2003, property and equipment consist of the following:

	December 31,	December 31,
	2004	2003
Office equipment	$50,013	$40,976
Less accumulated depreciation	(14,417)	(5,732)

	$35,596	$35,244

     Depreciation expense for the year ended December 31, 2004 and 2003 was $8,685 and $5,205, respectively.

5.     Income taxes

The Company has net operating loss (NOL) carryforwards in the amount of approximately $11.1 million, which begin to expire in 2018. The deferred tax asset related to these NOL carryforwards has been fully reserved. The provision for income taxes represents the minimum state income taxes payable plus estimated penalties and interest.

The Company’s ability to utilize its NOL is dependent upon current filing status with the Internal Revenue Service (IRS) and is subject to the IRS’s statute of limitations. Currently, the Company has not filed any returns with the IRS.

A reconciliation of the Company’s tax provision to income taxes at the applicable statutory rates is shown below.

	December 31,	December 31,
	2004	2003
Income taxes at statutory federal rate	$(2,316,681)	$(841,861)
State income taxes, net of federal benefit	(408,197)	(148,564)
Valuation allowance	2,721,312	990,425
Minimum state income taxes, plus penalties and interest	800	1,020

	$(2,766)	$1,020

6.     Stockholders’ deficiency

As of December 31, 2003, the Company has authorized 200,000,000 shares of its common stock, of which 37,784,821 shares were issued and outstanding, and 119,000 shares are to be issued. As described in Note 1, estimates and judgments were used by management to determine the fair value for certain issuances of the outstanding shares.

The Company’s significant stockholders are as follows:

	Number	Percentage
	of shares	ownership
Mr.Edward Skoda	4,000,000	10.6%
Mr. Edward Masry	3,060,000	8.1%
Remaining stockholders	30,724,821	81.3%

	37,784,821	100.0%

6.     Stockholders’ deficiency

In connection with the cross complaint the Company has filed against Mr. Muller, the Company is seeking various legal remedies relating to 8,716,710 shares previously obtained and controlled, directly or indirectly, by Mr. Muller (see Note 9). The Company is also seeking the rescission of options to purchase 10,000,000 shares of the Company’s stock held by Mr. Muller (see Notes 3 and 9). Management cannot predict the outcome of any of the pending matters related to the shares controlled by Mr. Muller, or if the 10,000,000 option shares will be rescinded.

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

In April 2004, the Company issued 60,000 shares of common stock to convert $15,000 of an outstanding loan made to us by Joette Masry, the wife of our Chief Executive Officer, Edward L. Masry (see Note 3). The shares issued were valued at the current market price of the date of issuance of $91,800 resulting in additional charge to expense $76,800, which has been reflected in the accompanying financial statements ended December 31, 2004.

During 2004, the Company sold 1,272,500 units, consisting of one share of common stock and one warrant to acquire a share of common stock at $1.50 for $1,272,500.

During 2004, the Company issued 960,500 shares of common stock for $194,200 from the exercise of 960,500 warrants.

In November and December 2004, the Company sold 119,000 shares of its common stock in a series of private placement transactions. The Company received proceeds, net of offering costs, in the amount of $119,000 for the shares prior to December 31, 2004, but did not issue the stock certificates until 2005. These shares are shown as common stock to be issued in the accompanying financial statements.

7.     Stock options and warrants

     Option agreements

The Company issues stock options to employees, directors and consultants under no formal plan. Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted average remaining contractual life of employee options outstanding at December 31, 2004 was 7.32 years. Stock option activity for the years ended December 31, 2004 and 2003, was as follows:

	Weighted Avg.	Weighted Avg.
	Options	Exercise Price
Options outstanding, January 1, 2003	13,250,000	$0.11
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—

Options, December 31, 2003	13,250,000	0.11
Options granted	1,172,652	1.03
Options exercised	—	—
Options cancelled	—	—

Options, December 31, 2004	14,422,652	$0.18

7.     Stock options and warrants - Continued

     Options outstanding at December 31, 2004 and the related weighted average exercise price and remaining life information is as follows:

		Weighted average	Total weighted
Range of exercise	Total options	remaining life in	average exercise		Weighted average
prices	outstanding	years	price	Options exercisable	exercise price
$0.10	10,000,000	N/A	$0.10	10,000,000	$0.10
0.10	3,000,000	4.84	0.10	3,000,000	0.10
0.40	250,000	3.99	0.40	250,000	0.40
0.98	900,000	3.99	0.98	-	-
1.15	86,956	3.99	1.15	-	-
1.27	185,696	3.99	1.27	-	-

$0.10-$1.27	14,422,652	4.73	$0.18	13,250,000	$0.16

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

     Intrinsic value of employee options

Certain employee options were granted with exercise prices less the than fair market value of the Company’s stock at the date of grant. As the grants were to employees, the intrinsic value method, as allowed under APB No. 25, was used to calculate the related compensation expense. For the years ended December 31, 2004, $248,891 of deferred compensation was recorded and $936,537 and $863,727 of deferred compensation costs was amortized and recognized as expense in the years ending December 31, 2004 and 2003 respectively.

7.     Stock options and Warrants - Continued

     Warrants

The following table summarizes certain information about the company’s stock purchase warrants.

		Weighted Avg.
	Warrants	Exercise Price
Warrants outstanding, January 1, 2003	2,600,000	$.39
Warrants granted	11,517,414	.50
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding, December 31, 2003	14,117,414	.48
Warrants granted	2,372,500	1.27
Warrants exercised	(960,500)	.20
Warrants cancelled	—	—

Warrants outstanding, December 31, 2004	15,529,414	$0.62

In 2003, 11,517,414 warrants were issued to investors and non-employees. In 2003, $8,933,483 of the total fair value of $10,173,653 was related to 9,434,000 warrants issued to private placement investors and $1,240,171 was related to the 2,083,414 warrants issued in connection with the related party debt settlement and legal services.

During the year ended December 31, 2004, the Company issued 1,000,000 10 year warrants to acquire 1,000,000 shares of the Company’s common stock. The warrants require a payment of $1 for each share purchased. The warrants were issued to finalize a settlement with the bankruptcy trustee and others who had claims to ZEFS technology in exchange for the full release of their claims. The Company valued the warrants at $1,585,265 and reflected the amount as patent settlement costs during the year ended December 31, 2004. The warrants were issued in July 2004 when the Company became current in its SEC filings. The warrants were valued by the Company using the Black Scholes pricing model using a ten year term (statutory term), 46.2% volatility, no annual dividends, and a discount rate of 4.57%. The trustee and the other individuals will also receive royalties when the product is sold. There are no required royalties payable under this agreement for the year ending December 31, 2004.

During 2004, the Company issued 100,000 warrants to two consultants and using the Black Scholes pricing model, the fair value of these warrants was valued at $53,300 and included as compensation expense. The remaining 1,272,500 warrants issued during 2004 were issued to investors as part of equity agreement and were not ascribed any valued in the accompanying financial statements.

8.     Research and development

The Company has established a research and development facility in Queensland, Australia where test vehicles, test engines and testing equipment were purchased. The Company has expanded research and development to include applications of the ZEFS and CAT-MATE technology to diesel engines, motorbikes, boats, generators, lawnmowers and other small engines. The Company has also purchased test vehicles, test engines and testing equipment. The Company completed testing on ZEFS and CAT-MATE devices for multiple automobiles, trucks, motorcycles, off-road vehicles and stationary engines, the results of which have been provided to RAND Corporation (RAND) for evaluation. During 2004, RAND expanded its role with the Company and now oversees the Company’s research and development facility in Australia. The Company also uses third party research and development facilities in Los Angeles and San Jose, California for the development of our ZEFS and CAT-MATE devices. For the years ended December 31, 2004 and 2003, the Company has spent $1,873,464 and $628,832, respectively, on research and development.

9.     Commitments and contingencies

     Legal matters

On December 19, 2001, the SEC filed civil charges in the United States Federal District Court, Southern District of New York, against its former President and then sole director Jeffrey A. Muller, and others, alleging that the Company and the other defendants were engaged in a fraudulent scheme to promote the Company’s stock. The SEC complaint alleged the existence of a promotional campaign using press releases, Internet postings, an elaborate website, and televised media events to disseminate false and materially misleading information as part of a fraudulent scheme to manipulate the market for stock for the Company, which was then controlled by Mr. Muller. On March 22, 2002, the Company signed a Consent to Final Judgment of Permanent Injunction and Other Relief in settlement of this action as against the corporation only, which the court approved on July 2, 2002. Under this settlement, the Company was not required to admit fault and did not pay any fines or restitution. The SEC’s charges of fraud and stock manipulation continue against Mr. Muller and others.

On July 2,2002, after an investigation by the Company’s newly constituted board of directors, the Company filed a cross-complaint in the SEC action against Mr. Muller and others seeking injunctive relief, disgorgement of monies and stock and financial restitution for a variety of acts and omissions in connection with sales of the Company’s stock and other transactions occurring between 1998 and 2002. Among other things, the Company alleged that Mr. Muller and certain others sold company stock without providing adequate consideration to the Company; sold insider shares without making proper disclosures and failed to make necessary filings required under federal securities laws; engaged in self-dealing and entered into various undisclosed related-party transactions; misappropriated for their own use proceeds from sales of the Company’s stock; and entered into various undisclosed arrangement regarding the control, voting and disposition of their stock. The Company contends that it is entitled to a judgment canceling all of the approximately 8,716,710 shares of the Company’s common stock that were previously obtained and controlled, directly or indirectly, by Mr, Muller; divesting and preventing any subsequent holders of the right to exercise options previously held by Mr. Muller for 10,000,000 shares of the Company’s common stock, conversion of an existing preliminary injunction to a permanent injunction to prevent Mr. Muller from any involvement with the Company and a monetary judgment against Mr. Muller and others in the amount of several million dollars.

9.     Commitments and contingencies - Continued

     Legal matters — Continued

On July 30, 2002, the U.S. Federal District Court, Southern District of New York, granted the Company’s application for a preliminary injunction against Mr. Muller and others, which prevented Mr. Muller and other cross-defendants from selling, transferring, or encumbering any assets and property previously acquired from the Company, from selling or transferring any of the Company’s stock that they may own or control, or from taking any action to injure the business and from having any direct contact with the Company’s shareholders. The injunctive order also prevents Mr. Muller from engaging in any effort to exercise control over the Company and from serving as an officer or director of the Company. The Company believes that they have valid claims, there can be no assurance that an adverse result or settlement would not have a material adverse effect on the Company’s financial position or cash flow.

In the course of the litigation, the Company has obtained ownership control over Mr. Muller’s claimed patent rights to the ZEFS device. Under a Buy-Sell Agreement between Mr. Muller and dated December 29, 1998, Mr. Muller, who was listed on the ZEFS devise patent application as the inventor of the ZEFS device, purported to grant us all international marketing, manufacturing and distribution rights to the ZEFS device. Those rights were disputed because an original inventor of the ZEFS device contested Mr. Muller’s legal ability to have conveyed those rights. In Australia, Mr. Muller entered into a bankruptcy action seeking to overcome the Company’s claims for ownership of the ZEFS device. In conjunction with these litigation proceedings, a settlement agreement was reached whereby the $10 per unit royalty previously due to Mr. Muller under his contested Buy-Sell Agreement was terminated and replaced with a $.20 per unit royalty payable to the bankruptcy trustee. On November 7, 2002, under a settlement agreement executed with Mr. Muller’s bankruptcy trustee, the trustee transferred to the Company all ownership and legal rights to this international patent application for the ZEFS device.

Both the SEC and the Company have filed Motions for Summary Judgment contending that there are no material issues of fact in contention and as a matter of law, the Court should grant a judgment against Mr. Muller and the cross-defendants. Mr. Muller has filed a response contending the motions are without merit or substance. A final decision on these motions, which potentially would terminate the ongoing litigation, is still pending. Should the Court not grant summary judgment in favor of the Company, the case will be scheduled for final disposition in a trial.

9.     Commitments and contingencies - Continued

     Legal matters — Continued

Mr. Muller and several of the defendants filed a Motion to Dismiss the complaint filed by the Company and moved for summary judgment in their favor. On December 21, 2004, Judge George B. Daniels, denied the cross-defendants’ motion to dismiss the Company’s cross-complaint, denied the request to vacate the July 2, 2002 preliminary injunction and denied the request for damages against the Company. The court also refused to grant a summary judgment in favor of the cross-defendants and dismissed Mr. Muller’s claims against the Company for indemnification for his legal costs and for damages resulting from the litigation. Neither Mr. Muller nor any of the cross-defendants have filed any cross-claims against the Company and the Company is not exposed to any liability as a result of the litigation, except for possibly incurring legal fees and expenses should the Company lose the litigation.

Although the outcome of this litigation cannot be predicted with any degree of certainty, the Company is optimistic that the Court’s ruling will either significantly narrow the issues for any later trial or will result in a final disposition of the case in a manner favorable to the Company. The Company believes that they have valid claims, however, there can be no assurance that an adverse result or outcome on the pending motions or a trial of this case would not have a material adverse effect on the Company’s financial position or cash flow.

The Company was named as a defendant in a complaint filed before the Los Angeles Superior Court, Civ. No. BC 312401, by Terracourt Pty Ltd, an Australian corporation, claiming breach of contract and related remedies from promises allegedly made by the former president of the Company in 1999. The plaintiff is seeking specific performance of the former president’s alleged promises to transfer to the plaintiff an aggregate 480,000 shares of the Company’s common stock for office consultant and multimedia services. The complaint was filed on March 18, 2004. Due to a late date of service of the complaint upon the Company and other preliminary legal procedures, the Company’s answer was not filed until October 20, 2004. The Company is opposing the plaintiff’s causes of action and has asserted that the Company has no liability for the claims asserted. The matter has been scheduled for further motion and trial proceedings in late April 2005 and is expected to be concluded by early June 2005.

     Royalty agreements

The Company has entered into various royalty agreements whereby it has agreed to provide an aggregate of $0.80 per unit for each ZEFS device sold. Certain of these royalty agreements were reached in exchange for the royalty recipients’ release of their claims to the intellectual property rights to the ZEFS.

In connection with these royalty agreements, the Company has committed to issue options to purchase an aggregate of 1,000,000 shares of common stock at $1.00 per share. The options expire 10 years from the date of grant. These options were granted by the Company on July 1, 2004 when the company became in full compliance with the SEC reporting requirements.

Also, in connection with the royalty agreements, the Company has issued an aggregate of 128,000 shares of common stock upon completion of successful ZEFS testing, as defined. On April 1, 2004, the company issued 600,000 shares at $1.70 per share, to fulfill the terms of the two-year research and development consulting agreements.

9.     Commitments and contingencies - Continued

     Royalty agreements — Continued

In July 2004, the Company executed a License Agreement with Temple University in Philadelphia, Pennsylvania. In consideration of the license granted to Licensee under the terms of this Agreement, Licensee shall pay to Temple a royalty of two percent (2%) of net sales for each calendar quarter during the term of this Agreement.

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

In October 2004, the Company entered into a representation agreement with an individual who will represent and introduce the Company to key personnel in India. The representative was granted 50,000 warrants at $1.00 upon signing of the agreement. Once all duties have been performed, the representative will receive an additional 50,000 warrants at the medium price of stock traded on March 31, 2005 at a discount of 30%, plus 2% royalty on gross receipts from contracts that are signed from his contract. The fair value of the 50,000 warrants issued upon signing was $24,428 using the Black-Scholes pricing model and was reflected as compensation costs in the accompanying financial statement.

9.     Commitments and contingencies - Continued

     Royalty agreements

In November 2004, the Company entered into an agreement with an outside consultant to provide various consulting and management services. In exchange for these services the Company has agreed to pay a royalty of 1.25% of gross receipts for sales originating in certain geographic locations paid over a 10 years period. In addition, the company issued 50,000 warrants at $1.00 to the consultant. The fair value of the 50,000 warrants issued is $28,872 using the Black-Scholes pricing model and was reflected as compensation costs in the accompanying financial statement. Furthermore, the Company agreed to issue warrants to purchase 450,000 shares of common stock of the Company, issuable upon the Company making a formal public announcement that it has entered into a binding joint venture, strategic alliance or similar agreement with the Strategic Partner. Such warrants shall have a term of five years and an exercise price of $1.00 per share.

     Employment agreements

In March 2004, the Company entered into an amendment to the employment agreement dated December 1, 2003 with an individual to serve as the Company’s President. The agreement expires December 2007, with an automatic extension for one additional year and calls for annual base compensation of not less than $240,000 for the period ending December 31, 2004. During the employment term, the individual is eligible to participate in certain incentive plans, stock option plans, and similar arrangements in accordance with the Company’s recommendation at award levels consistent and commensurate with the position and duties hereunder.

In March 2004, the Company entered into an amendment to the employment agreement dated December 1, 2003 with an individual to serve as the Company’s Chief Operating Officer. The agreement expires December 2007, with an automatic extension for one additional year and calls for annual base compensation of not less than $192,000 for the period ending December 31, 2004. During the employment term, the individual is eligible to participate in certain incentive plans, stock option plans, and similar arrangements in accordance with the Company’s recommendation at award levels consistent and commensurate with the position and duties hereunder.

9.     Commitments and contingencies - Continued

     Employment agreements

In September 2004, the Company entered into an employment agreement with an individual to serve as the Company’s Vice President of Environmental Affairs. The agreement expires September 2005, with an automatic extension for one additional year and calls for annual base compensation of not less than $60,000 per year. During the employment term, the individual is eligible to participate in certain incentive plans, stock option plans, and similar arrangements in accordance with the Company’s recommendation at award levels consistent and commensurate with the position and duties hereunder.

     Leases

In June 2004, the Company amended its sublease of a portion of a building in North Hollywood, California from an entity that is owned by a director of the Company. The lease term is from November 1, 2003 through October 31, 2005 and carries an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent is $3,400 per month under this lease with the remaining commitment of $34,000 through October 31, 2005.

In November 2003, the Company entered into a lease for a research and development facility located in Queensland, Australia. The term of the lease is from November 15, 2003 through November 15, 2005 and carries an option to renew for two additional years with an increase of the greater of 5% or the increase in the then-current Australian Consumer Price Index. Monthly rent is AUD $1,292 (approximately US $1,000) per month under this lease with the remaining commitment of AUD $14,212 through November 15, 2005.

10.     Subsequent events

In 2005, the Company sold 709,500 units, consisting of one share of common stock and one warrant to acquire common stock at $1.50 per share for $664,200 in a series of private placements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          In April 2003, the SEC promulgated rules that no annual or quarterly report submitted to the SEC may include financial reports audited by independent public accountants unregistered with the Public Company Accounting Oversight Board (PCAOB). Our prior accountants, Good Swartz Brown & Berns, LLP, indicated that they would not be registered with the PCAOB, and as such, they resigned as our independent public accountants. On November 21, 2003, our Board of Directors approved the dismissal of Good Swartz Brown & Berns, LLP as our independent public accountant and retained Weinberg & Company, P.A.

          During the last fiscal year prior to and preceding the resignation of Good Swartz Brown & Berns, LLP and any subsequent interim period preceding such resignation, there were no disagreements with Good Swartz Brown & Berns, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Good Swartz Brown & Berns, LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports; and there were no reportable events described under Item 304(a)(1)(iv) of Regulation S-B. During the last two fiscal years, Good Swartz Brown & Berns did not issue any audit reports containing a disclaimer or adverse or qualified opinion.

          We did not consult with Weinberg & Company, P.A. for the year ended December 31, 2002 and through November 21, 2003, with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was the subject of any prior disagreement between us and our previous independent accountant.

Item 8A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)	Changes in internal control over financial reporting: There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

          None.

PART III

          Certain information required by Part III is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2005 Annual Meeting of Stockholders to be held on May 24, 2005 (the “Proxy Statement”).

Item 9. Directors and Executive Officers of Registrant

          The information required by this section is incorporated by reference from the section entitled “Proposal 1 — Election of Directors” in the Proxy Statement. Item 405 of Regulation S-B calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Business — Executive Officers”.

Item 10. Executive Compensation

          The information required by this section is incorporated by reference from the information in the section entitled “Executive Compensation” in the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this section is incorporated by reference from the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

          The information required by this section is incorporated by reference from the information in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Form 10-KSB.

               Financial Statements:

   Reference is made to the contents to Financial Statements of Save the World Air, Inc. under Item 7 of this Form 10-KSB.

(b)	Exhibits:

               The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description

3.1(1)	Articles of Incorporation, as amended, of the Registrant.
3.2(1)	Bylaws of the Registrant.
10.1(2)	Commercial Sublease dated October 16, 2003 between the Registrant and KZ Golf, Inc.
10.2*	Amendment dated June 15, 2004 to Exhibit 10.1
10.3(2)	General Tenancy Agreement dated November 15, 2003 between the Registrant and Autumlee Pty Ltd.
10.4(3)	Agreement dated December 13, 2002 between the Registrant and RAND.
10.5(2)**	Agreement dated May 7, 2003 between the Registrant and RAND.
10.6(4)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.5

Exhibit No.	Description

10.7(4)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.5
10.8(4)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.5
10.9(5)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.10(5)	Assignment and Bill of Sale dated May 28, 2002 between the Registrant and Kevin Charles Hart.
10.11(6)†	Consulting Agreement dated December 1, 2003 between the Registrant and Joseph Helleis.
10.12(6)†	Employment Agreement dated December 1, 2003 between the Registrant and Edward L. Masry.
10.13(6)†	Employment Agreement dated December 1, 2003 between the Registrant and Eugene E. Eichler.
10.14*†	Amendment dated as of March 2, 2004 to Exhibit 10.13
10.15(6)†	Employment Agreement dated December 1, 2003 between the Registrant and Bruce H. McKinnon.
10.16*†	Amendment dated as of March 2, 2004 to Exhibit 10.15
10.17(7)	Save the World Air, Inc. 2004 Stock Option Plan
10.18*	Form of Incentive Stock Option Agreement under 2004 Stock Option Plan
10.19*	Form of Non-Qualified Stock Option Agreement under 2004 Stock Option Plan
10.20*	Consulting Agreement dated as of April 1, 2003 between the Registrant and Adrian Menzell
10.21*	Consulting Agreement dated as of April 1, 2003 between the Registrant and Pat Baker
10.22*	Consulting Agreement dated as of April 1, 2003 between the Registrant and John Kostic
10.23*	Consulting Agreement dated as of October 1, 2004 between the Registrant and John Fawcett
10.24*	Advisory Services Agreement dated as of February 26, 2003 between the Registrant and Kevin Charles Hart
10.25*	Advisory Services Agreement dated as of July 7, 2003 between the Registrant and Sir Jack Brabham
10.26(8)	License Agreement dated as of July 1, 2004 between the Registrant and Temple University – The Commonwealth System of Higher Education
10.27*	Exclusive Capital Raising Agreement dated as of July 29, 2004 between the Registrant and London Aussie Marketing, Ltd.
10.28*	Consulting Agreement dated as of November 19, 2004 between the Registrant and London Aussie Marketing, Ltd.
10.29*†	Employment Agreement dated September 1, 2004 with Erin Brockovich
10.30*	Representation Agreement dated as of October 1, 2004 between the Registrant and Gurminder Singh
10.31*	Advisory Services Agreement dated as of August , 2002 between the Registrant and Bobby Unser, Jr.
10.32*	Advisory Services Agreement dated as of August , 2002 between the Registrant and Jack Reader
10.33*†	Advisory Services Agreement dated as of August , 2002 between the Registrant and Nate Sheldon
10.34*	Assignment of Patent Rights dated as of September 1, 2003 between the Registrant and Adrian Menzell
10.35*	Global Deed of Assignment dated June 26, 2004 between the Registrant and Adrian Menzell
14.1*	Code of Business Conduct and Ethics
14.2*	Code of Ethics for Senior Executives and Financial Officers
23.1*	Consent of Weinberg & Co.
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.

(2)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002.
(3)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.
(4)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2004.
(5)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.
(6)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.
(7)	Incorporated by reference from Appendix C of Registrant’s Schedule 14A filed on April 30, 2004, in connection with its Annual Meeting of Stockholders held on May 24, 2004.
(8)	Incorporated by reference from Registrant Form 8-K filed on July 12, 2004.

Item 14. Principal Accountant Fees and Services

          The information required by this section is incorporated by reference from the information in the section entitled “Proposal 3 — Ratification of Appointment of Independent Auditors” in the Proxy Statement.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Save The World Air, Inc.
	By:	/s/ EDWARD L. MASRY
Edward L. Masry
Date: April 25, 2005		Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Eugene E. Eichler and Bruce H. McKinnon, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ EDWARD L. MASRY	Chief Executive Officer and Chairman of the Board	April 25, 2005

Edward L. Masry

/s/ EUGENE E. EICHLER	President, Chief Financial Officer, Treasurer and Director	April 25, 2005

Eugene E. Eichler

/s/ BRUCE H. McKINNON	Chief Operating Officer and Director	April 25, 2005

Bruce H. McKinnon

/s/ ROBERT F. SYLK	Director	April 25, 2005

Robert F. Sylk

/s/ J. JOSEPH BROWN	Director	April 25, 2005

J. Joseph Brown

/s/ JOHN F. PRICE	Director	April 25, 2005

John F. Price

/s/ JOSEPH HELLEIS	Director	April 25, 2005

Joseph Helleis

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Articles of Incorporation, as amended, of the Registrant.
3.2(1)	Bylaws of the Registrant.
10.1(2)	Commercial Sublease dated October 16, 2003 between the Registrant and KZ Golf, Inc.
10.2*	Amendment dated June 15, 2004 to Exhibit 10.1
10.3(2)	General Tenancy Agreement dated November 15, 2003 between the Registrant and Autumlee Pty Ltd.
10.4(3)	Agreement dated December 13, 2002 between the Registrant and RAND.
10.5(2)**	Agreement dated May 7, 2003 between the Registrant and RAND.
10.6(4)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.5
10.7(4)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.5
10.8(4)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.5
10.9(5)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.10(5)	Assignment and Bill of Sale dated May 28, 2002 between the Registrant and Kevin Charles Hart.
10.11(6)†	Consulting Agreement dated December 1, 2003 between the Registrant and Joseph Helleis.
10.12(6)†	Employment Agreement dated December 1, 2003 between the Registrant and Edward L. Masry.
10.13(6)†	Employment Agreement dated December 1, 2003 between the Registrant and Eugene E. Eichler.
10.14*†	Amendment dated as of March 2, 2004 to Exhibit 10.13
10.15(6)†	Employment Agreement dated December 1, 2003 between the Registrant and Bruce H. McKinnon.
10.16*†	Amendment dated as of March 2, 2004 to Exhibit 10.15
10.17(7)	Save the World Air, Inc. 2004 Stock Option Plan
10.18*	Form of Incentive Stock Option Agreement under 2004 Stock Option Plan
10.19*	Form of Non-Qualified Stock Option Agreement under 2004 Stock Option Plan
10.20*	Consulting Agreement dated as of April 1, 2003 between the Registrant and Adrian Menzell
10.21*	Consulting Agreement dated as of April 1, 2003 between the Registrant and Pat Baker
10.22*	Consulting Agreement dated as of April 1, 2003 between the Registrant and John Kostic
10.23*	Consulting Agreement dated as of October 1, 2004 between the Registrant and John Fawcett
10.24*	Advisory Services Agreement dated as of February 26, 2003 between the Registrant and Kevin Charles Hart
10.25*	Advisory Services Agreement dated as of July 7, 2003 between the Registrant and Sir Jack Brabham
10.26(8)	License Agreement dated as of July 1, 2004 between the Registrant and Temple University – The Commonwealth System of Higher Education
10.27*	Exclusive Capital Raising Agreement dated as of July 29, 2004 between the Registrant and London Aussie Marketing, Ltd.
10.28*	Consulting Agreement dated as of November 19, 2004 between the Registrant and London Aussie Marketing, Ltd.
10.29*†	Employment Agreement dated September 1, 2004 with Erin Brockovich
10.30*	Representation Agreement dated as of October 1, 2004 between the Registrant and Gurminder Singh
10.31*	Advisory Services Agreement dated as of August , 2002 between the Registrant and Bobby Unser, Jr.
10.32*	Advisory Services Agreement dated as of August , 2002 between the Registrant and Jack Reader
10.33*†	Advisory Services Agreement dated as of August , 2002 between the Registrant and Nate Sheldon
10.34*	Assignment of Patent Rights dated as of September 1, 2003 between the Registrant and Adrian Menzell
10.35*	Global Deed of Assignment dated June 26, 2004 between the Registrant and Adrian Menzell
14.1*	Code of Business Conduct and Ethics
14.2*	Code of Ethics for Senior Executives and Financial Officers
23.1*	Consent of Weinberg & Co.
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.
(2)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002.
(3)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.
(4)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2004.
(5)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.
(6)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.
(7)	Incorporated by reference from Appendix C of Registrant’s Schedule 14A filed on April 30, 2004, in connection with its Annual Meeting of Stockholders held on May 24, 2004.
(8)	Incorporated by reference from Registrant Form 8-K filed on July 12, 2004.