Form 10QSB
period 2005-03-31
SAVE THE WORLD AIR INC
filed 2005-05-20
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005.

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

SAVE THE WORLD AIR, INC.
FORM 10-QSB
INDEX

i

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEETS

	March 31, 2005	December 31,
	(unaudited)	2004
ASSETS

Current assets
Cash	$90,915	$84,826
Other current assets	5,402	2,602

Total current assets	96,317	87,428

Property and equipment, net of accumulated depreciation	33,328	35,596

TOTAL ASSETS	$129,645	$123,024

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities

Accounts payable	$75,547	$64,089
Accrued expenses	82,507	84,420
Accrued research and development fees	345,032	50,000
Accrued professional fees	912,029	876,452
Income taxes payable	1,176	—
Payables to related parties	136,478	36,478
Finders fees payable	—	1,521

Total current liabilities	1,552,769	1,112,960

Advances from founding executive officer	1,017,208	1,017,208

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 38,450,321 and 37,784,821 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	38,450	37,784
Common stock to be issued	44,000	119,000
Additional paid-in capital	15,673,162	15,043,028
Deferred compensation	—	(76,068)
Deficit accumulated during the development stage	(18,195,944)	(17,130,888)

Total stockholders’ deficiency	(2,440,332)	(2,007,144)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$129,645	$123,024

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2005

			Cumulative
	March 31,	March 31,	since
	2005	2004	inception
Net sales	$—	$—	$—

Operating expenses	661,595	666,163	13,526,964

Research and development expenses	401,485	109,807	3,054,711

Non-cash patent settlement cost	—	—	1,610,066

Loss before other income	(1,063,080)	(775,970)	(18,191,741)

Other income
Interest income	—	400	954

Loss before provision for income taxes	(1,063,080)	(775,570)	(18,190,787)

Provision for income taxes	1,976	1,000	5,157

Net loss	$(1,065,056)	$(776,570)	$(18,195,944)

Net loss per common share, basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding, basic and diluted	38,036,260	34,556,765

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2005

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Balance, February 18, 1998 (date of inception)		—	$—	$—	$—	$—	$—	$-
Issuance of common stock on April 18, 1998	.0015 – .01	10,030,000	10,030	—	14,270	—	—	24,300
Net loss		—	—	—	—	—	(21,307)	(21,307)

Balance, December 31, 1998 (as corrected, see Note 1)		10,030,000	10,030		14,270	—	(21,307)	2,993
Issuance of common stock on May 18, 1999	1.00 – 6.40	198,003	198	—	516,738	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	.001	5,000,000	5,000	—	—	—	—	5,000
Stock issued for professional services on May 18, 1999	0.88	69,122	69	—	49,444	—	—	49,513
Net loss		—	—	—	—	—	(1,075,264)	(1,075,264)

Balance, December 31, 1999 (as corrected, see Note 1)		15,297,125	15,297	—	580,452	—	(1,096,571)	(500,822)
Stock issued for employee compensation on February 8, 2000	1.03	20,000	20	—	20,580	—	—	20,600
Stock issued for consulting services on February 8, 2000	1.03	100,000	100	—	102,900	—	—	103,000
Stock issued for professional services on April 18, 2000	3.38	27,000	27	—	91,233	—	—	91,260
Stock issued for directors fees on April 18, 2000	3.38	50,000	50	—	168,950	—	—	169,000
Stock issued for professional services on May 19, 2000	4.06	5,000	5	—	20,295	—	—	20,300
Stock issued for directors fees on June 20, 2000	4.44	6,000	6	—	26,634	—	—	26,640
Stock issued for professional services on June 20, 2000	4.44	1,633	2	—	7,249	—	—	7,251
Stock issued for professional services on June 26, 2000	5.31	1,257	1	—	6,674	—	—	6,675
Stock issued for employee compensation on June 26, 2000	5.31	22,000	22	—	116,798	—	—	116,820
Stock issued for consulting services on June 26, 2000	5.31	9,833	10	—	52,203	—	—	52,213
Stock issued for promotional services on July 28, 2000	4.88	9,675	9	—	47,205	—	—	47,214
Stock issued for consulting services on July 28, 2000	4.88	9,833	10	—	47,975	—	—	47,985
Stock issued for consulting services on August 4, 2000	2.13	35,033	35	—	74,585	—	—	74,620
Stock issued for promotional services on August 16, 2000	2.25	25,000	25	—	56,225	—	—	56,250
Stock issued for consulting services on September 5, 2000	2.25	12,833	13	—	28,861	—	—	28,874
Stock issued for consulting services on September 10, 2000	1.50	9,833	10	—	14,740	—	—	14,750
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on November 4, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on December 20, 2000	0.50	19,082	19	—	9,522	—	—	9,541

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY - Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2005

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY - Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2005

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY - Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2005

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Common stock issued, previously paid for	0.25	25,000	25	(6,250)	6,225	—	—	—
Stock issued for director services on March 31, 2004	1.50	50,000	50	—	74,950	—	—	75,000
Stock issued for finders fees on March 31, 2004	0.15	82,500	82	—	12,293	—	—	12,375
Stock issued for finders fees on March 31, 2004	0.25	406,060	407	—	101,199	—	—	101,606
Stock issued for services on April 2, 2004	1.53	65,000	65	—	99,385	—	—	99,450
Debt converted to stock on April 2, 2004	1.53	60,000	60	—	91,740	—	—	91,800
Stock issued upon exercise of warrants on May 21, 2004	0.20	950,000	950	—	189,050	—	—	190,000
Stock issued for directors services on June 8, 2004	1.70	600,000	600	—	1,019,400	—	—	1,020,000
Stock issued for cash on August 25, 2004	1.00	550,000	550	—	549,450	—	—	550,000
Stock issued upon exercise of options on August 30, 2004	0.40	4,000	4	—	1,596	—	—	1,600
Stock issued for cash on September 8, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for consulting services on September 15, 2004	1.31	50,000	49	—	65,451	—	—	65,500
Stock issued for patent settlement on September 22, 2004	1.24	20,000	20	—	24,780	—	—	24,800
Stock issued for research and development on October 6, 2004	1.40	65,000	65	—	90,935	—	—	91,000
Stock issued for cash on October 6, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for cash on October 15, 2004	1.00	150,000	150	—	149,850	—	—	150,000
Stock issued upon exercise of stock options on October 21, 2004	0.40	6,500	6	—	2,594	—	—	2,600
Stock issued for cash on November 3, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for cash on November 18, 2004	1.00	172,500	173	—	172,327	—	—	172,500
Stock issued for cash on December 9, 2004	1.00	75,000	75	—	74,925	—	—	75,000
Stock issued for cash on December 23, 2004	1.00	250,000	250	—	249,750	—	—	250,000
Finders fees related to stock issuances		—	—	—	(88,384)	—	—	(88,384)
Common stock paid for, but not issued (119,000 shares)		—	—	119,000	—	—	—	119,000
Intrinsic value of options issued to employees		—	—	—	248,891	(248,891)	—	—
Fair value of options issued to non-employees for services		—	—	—	55,381	(55,381)	—	—
Fair value of warrants issued for settlement costs	—	—	—		1,585,266	—	—	1,585,266
Fair value of warrants issued to non-employees for services	—	—	—	—	28,872	—	—	28,872
Amortization of deferred compensation		—	—	—	—	936,537	—	936,537
Net loss for year ended December 31, 2004		—	—	—	—	—	(6,803,280)	(6,803,280)

Balance, December 31, 2004		37,784,821	37,784	119,000	15,043,028	(76,068)	(17,130,888)	(2,007,144)

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY - Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2005

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Common stock issued, previously paid for	1.00	50,000	50	(50,000)	49,950	—	—	—
Stock issued upon exercise of warrants, previously paid for	1.00	50,000	50	(50,000)	49,950	—	—	—
Stock issued for cash on January 20, 2005	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued upon exercise of warrants on January 31, 2005	0.40	500	1	—	199	—	—	200
Stock issued for cash on February 17, 2005	1.00	325,000	325	—	324,675	—	—	325,000
Stock issued for cash on March 31, 2005	1.00	215,000	215	—	214,785	—	—	215,000
Common stock paid for, but not issued (25,000 shares)		—	—	25,000	—	—	—	25,000
Finders fees related to stock issuances		—	—	—	(34,400)	—	—	(34,400)
Amortization of deferred compensation		—	—	—	—	76,068	—	76,068
Net loss for three months ended March 31, 2005		—	—	—	—	—	(1,065,056)	(1,065,056)

Balance, March 31, 2005 (unaudited)		38,450,321	$38,450	$44,000	$15,673,162	$—	$(18,195,944)	$(2,440,331)

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2005

			Cumulative
	March 31,	March 31,	since
	2005	2004	inception
Cash flows from operating activities
Net loss	$(1,065,056)	$(776,570)	$(18,195,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Fair value of options issued for services	—	—	171,190
Issuance of common stock for services	—	12,500	5,280,623
Amortization of deferred compensation	76,068	317,425	2,959,181
Depreciation	2,268	1,292	16,685
Non-cash patent settlement cost		—	1,610,066
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,800)	—	(5,402)
Income taxes payable	1,176	1,000	1,176
Accrued expenses	338,633	7,129	1,529,096

Net cash used in operating activities	(649,711)	(437,224)	(6,128,329)

Cash flows from investing activities
Purchase of property and equipment	—	(4,870)	(46,463)

Net cash used in investing activities	—	(4,870)	(46,463)

Cash flows from financing activities
Increase (decrease) in payables to related parties	100,000	(21,425)	647,928
Advances from founding executive officer	—	—	517,208
Issuance of common stock for cash	565,200	—	5,491,937
Cash paid for finders fees	(34,400)	—	(435,366)
Cash received for common stock to be issued	25,000	—	44,000

Net cash provided by (used in) financing activities	655,800	(21,425)	6,265,707

Net increase (decrease) in cash	6,089	(463,519)	90,915

Cash, beginning of period	84,826	926,052	—

Cash, end of period	$90,915	$462,533	$90,915

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) - Continued
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2005

			Cumulative
	March 31,	March 31,	since
	2005	2004	inception
Supplemental disclosures of cash flow information

Cash paid during the year for

Interest	$—	$—	$—

Income taxes	$800	$—	$3,200

Non-cash investing and financing activities

Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000

Deferred compensation from stock options issued for services	—	419,702	2,959,181

Purchase of property and equipment financed by advance from related party	—	—	3,550

Conversion of related party debt to equity	—	—	512,940

Issuance of common stock in settlement of payable	—	—	113,492

Common stock issued, previously paid for	100,000	—	—

Stock issued for previously accrued finders fees	—	113,981	—

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 3005 (UNAUDITED)

1.	Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Save the World Air, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. The balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued
THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

1.	Organization and basis of presentation - continued

Description of business

Save the World Air, Inc. (the “Company”) was incorporated in Nevada on February 18, 1998 under the name Mandalay Capital Corp. The Company changed its name to Save the World Air, Inc. on February 11, 1999 following the purchase of the worldwide exclusive manufacturing, marketing and distribution rights for the ZEFS device. The ZEFS is a device which is fitted to an internal combustion engine and is expected to reduce carbon monoxide hydrocarbons and nitrous oxide emissions. During the past three years, the Company has been acquiring new technologies, developing prototype products using the Company’s technologies and conducting scientific tests regarding the technologies and prototype products. In 2003, the Company acquired worldwide intellectual property and patent rights to technologies which reduce carbon monoxide, hydrocarbons and nitrous oxide emissions in two- and four-stroke motorcycles, fuel-injection engines, generators and small engines. The Company has also developed prototype products and named them “CAT-MATE”.

Development stage enterprise

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

The Company’s focus is on research and development of proprietary devices that are designed to reduce harmful emissions, and improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines and has not yet generated any revenues. The prototype devices are called “ZEFS” and “CAT-MATE.” The Company has put forth efforts to complete the design, the development of production models and the promotion of products in the market place worldwide. Expenses have been funded through the sale of company stock. The Company has taken actions to secure the intellectual property rights to the ZEFS and CAT-MATE devices. In addition, the Company has initiated marketing efforts to international governmental entities in cooperation with the United Nations Environmental Programme (UNEP) and various original equipment manufacturers (OEMs), to eventually sell or license the ZEFS and CAT-MATE products and technology.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued
THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

2.	Net loss per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the three months ended March 31, 2005 and 2004, the dilutive impact of outstanding stock options of 14,422,652 and 13,250,000 respectively, and 16,093,914 and 14,117,414 warrants have been excluded because their impact on the loss per share is antidilutive.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which revises SFAS No. 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005 (or December 31, 2005 for small business issuers). Early adoption is permitted.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued
THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

3.	New accounting pronouncements - continued

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

4.	Certain relationships and related transactions

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued
THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

4.	Certain relationships and related transactions - continued

Advances from founding executive officer - continued

In connection with the Company’s legal proceedings against Mr. Muller, the Company is attempting to obtain a judgment that will relieve the Company of $1,017,208, which represents all amounts due Mr. Muller. These amounts include the $500,000 due for the marketing and distribution rights of the ZEFS and the working capital advances of $517,208. The Company has been relieved of the $10 royalty interest that Mr. Muller held for each unit sold. In addition, the Company is also attempting to obtain a judgment that will divest and prevent any subsequent holders of the right to exercise options previously held by Mr. Muller for 10,000,000 shares of the Company’s common stock. Based on the status of current legal proceedings, the Company does not believe that it will have to pay Mr. Muller the $500,000 for the rights to the ZEFS device and the $517,208 of advances. The Company has not made any adjustments for the above in its financial statements as the matters have not yet been finalized and may change.

Due to related parties

Masry & Vititoe, a law firm in which Edward Masry, the Company’s Chief Executive Officer, is a partner, has advanced $136,478 and $36,478 as of March 31, 2005 and 2004, respectively, to the Company for working capital purposes. Advances by Masry and Vititoe were unsecured, non-interest bearing, and were due on demand. In April 2004, the Company issued 60,000 shares of common stock to convert $15,000 of an outstanding loan made to the Company by the wife of Edward Masry. The shares issued were valued at the current market price at the date of issuance of $91,800 resulting in additional charge to expense of $76,800, which was reflected in the financial statements for the year ended December 31, 2004.

Lease agreement

In June 2004, the Company amended its sublease of a portion of a building in North Hollywood, California from an entity that is owned by a director of the Company. The lease term is from November 1, 2003 through October 31, 2005 and carries an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent is currently $3,400 per month under this lease.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued
THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

5.	Capital stock

Sale of equity securities

During the three months ended March 31, 2005, the Company sold 565,000 units consisting of one share of common stock and one warrant to acquire a share of common stock at an exercise price of $1.50 per share, for net proceeds of $565,000. The 565,000 warrants issued to investors as part of an equity agreement and were not ascribed any value in the accompanying financial statements.

During the three months ended March 31, 2005, the Company issued 100,000 shares (of which 50,000 relates to the exercise of warrants) of common stock for which payment was previously received.

Intrinsic value of employee options

During the years ended December 31, 2001 and 2004, certain employee options were granted with exercise prices less the than fair market value of the Company’s stock at the date of grant. As the grants were to employees, the intrinsic value method, as allowed under APB No. 25, was used to calculate the related compensation expense. For the three months ended March 31, 2005, no employee options were granted and $76,068 and $212,500 of deferred compensation costs was amortized and recognized as expense in the three months ended March 31, 2005 and 2004 respectively.

6.	Research and development

The Company has established a research and development facility in Queensland, Australia. The Company has expanded research and development to include applications of the ZEFS and CAT-MATE technology to diesel engines, motorbikes, boats, generators, lawnmowers and other small engines. The Company has also purchased test vehicles, test engines and testing equipment. The Company completed testing on ZEFS and CAT-MATE devices for multiple automobiles, trucks, motorcycles, off-road vehicles and stationary engines, the results of which have been provided to RAND Corporation (RAND) for evaluation. During 2004, RAND expanded its role with the Company and now oversees the Company’s research and development facility in Australia. The Company also uses third party research and development facilities in Los Angeles and San Jose, California for the development of our ZEFS and CAT-MATE devices. For the three months ended March 31, 2005 and 2004, the Company has spent $401,485 and $109,807, respectively, on research and development.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued
THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

7.	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $1,065,056 and a negative cash flow from operations of $649,711 for the three months ended March 31, 2005, and had a working capital deficiency of $1,456,452 and a stockholders’ deficiency of $2,440,331 March 31, 2005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

8.	Commitments and contingencies

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued
THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

8.	Commitments and contingencies - continued

Legal matters - continued

On July 2, 2002, after an investigation by the Company’s newly constituted board of directors, the Company filed a cross-complaint in the SEC action against Mr. Muller and others seeking injunctive relief, disgorgement of monies and stock and financial restitution for a variety of acts and omissions in connection with sales of the Company’s stock and other transactions occurring between 1998 and 2002. Among other things, the Company alleged that Mr. Muller and certain others sold company stock without providing adequate consideration to the Company; sold insider shares without making proper disclosures and failed to make necessary filings required under federal securities laws; engaged in self-dealing and entered into various undisclosed related-party transactions; misappropriated for their own use proceeds from sales of the Company’s stock; and entered into various undisclosed arrangement regarding the control, voting and disposition of their stock. The Company contends that it is entitled to a judgment canceling all of the approximately 8,716,710 shares of the Company’s common stock that were previously obtained and controlled, directly or indirectly, by Mr. Muller; divesting and preventing any subsequent holders of the right to exercise options previously held by Mr. Muller for 10,000,000 shares of the Company’s common stock, conversion of an existing preliminary injunction to a permanent injunction to prevent Mr. Muller from any involvement with the Company and a monetary judgment against Mr. Muller and others in the amount of several million dollars.

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued
THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

8.	Commitments and contingencies - continued

Legal matters - continued

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

In Australia, Mr. Muller entered into a bankruptcy action seeking to overcome the Company’s claims for ownership of the ZEFS device. In conjunction with these litigation proceedings, a settlement agreement was reached whereby the $10 per unit royalty previously due to Mr. Muller under his contested Buy-Sell Agreement was terminated and replaced with a $.20 per unit royalty payable to the bankruptcy trustee. On November 7, 2002, under a settlement agreement executed with the Mr. Muller’s bankruptcy trustee, the trustee transferred to the Company all ownership and legal rights to this international patent application for the ZEFS device.

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued
THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

8.	Commitments and contingencies - continued

Legal matters - continued

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

After the end of the period covered by this report, the Company received notice that Jeffrey A. Muller, the Company’s former sole director and executive officer, has filed a lawsuit in the Federal District Court for the Central District of California, seeking declaratory and injunctive relief and alleging unfair competition in connection with a claimed prior patent interest in the ZEFS device and stock option rights. In seeking declaratory relief, Mr. Muller is seeking to have the patent rights in the ZEFS device that were previously transferred to the Company by Mr. Muller’s bankruptcy trustee declared null and void.

This recent lawsuit brought by Mr. Muller arises out of the same claims that are the subject of ongoing litigation in the Federal District Court for the Southern District of New York, in which has previously obtained a preliminary injunction against Mr. Muller barring him from any involvement with the Company and preventing Mr. Muller, his agents or assigns, from exercising any claimed rights to the Company’s assets or stock. Mr. Muller previously filed the same complaint in the Federal District Court for the Southern District of New York, which claim is pending dismissal. On December 28, 2004, Federal District Court Judge George B. Daniels issued a decision dismissing motions filed by Mr. Muller against the Company’s cross-claims. The dismissal of those motions involved similar causes of action as those contained in Mr. Muller’s recent lawsuit commenced in the Federal District Court for the Central District of California. Since the case in New York is still pending, the filing of the new lawsuit in California is subject to various defenses which should result in the dismissal of the new lawsuit.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS - Continued
THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

8.	Commitments and contingencies - continued

Legal matters - continued

The Company intends to vigorously defend against any bifurcation of the lawsuit that is ongoing in New York and will move to dismiss and/or to transfer the recently filed complaint to Judge Daniels in New York for any eventual decision. While the Company believes that it has valid claims, there can be no assurance that an adverse result or outcome on the pending motions or a trial of this case would not have a material adverse effect on the financial position or cash flow of the Company.

The Company was named as a defendant in a complaint filed before the Los Angeles Superior Court, Civ. No. BC 312401, by Terracourt Pty Ltd, an Australian corporation, claiming breach of contract and related remedies from promises allegedly made by the former president of the Company in 1999. The plaintiff is seeking specific performance of the former president’s alleged promises to transfer to the plaintiff an aggregate 480,000 shares of the Company’s common stock for office consultant and multimedia services. The complaint was filed on March 18, 2004. The plaintiff also filed a Statement of Damages seeking costs of the lawsuit and general damages of $2 million. Due to a late date of service of the complaint upon the Company and other preliminary legal procedures, the Company’s answer was not filed until October 20, 2004. The Company is opposing the plaintiff’s causes of action and has asserted that the Company has no liability for the claims asserted. The trial on this lawsuit concluded in late April 2005 and has been taken under submission by the judge, whose ruling is expected by late-May 2005.

9.	Subsequent event

The Company was named as a defendant in an unsettled patent infringement suit (see Note 8).

Item 2. Management’s Discussion and Analysis or Plan of Operations

          This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	revenues and profits;

•	customers;

•	research and development expenses and efforts;

•	scientific test results;

•	sales and marketing expenses and efforts;

•	liquidity and sufficiency of existing cash;

•	technology and products;

•	the outcome of pending or threatened litigation; and

•	the effect of recent accounting pronouncements on our financial condition and results of operations.

          You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “expects,” “anticipates,” “believes,” “estimates,”, “continues,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

          Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth elsewhere in this Report and under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2004. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

Overview

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and notes thereto included in Part I, Item 1 of this Form 10-QSB and the Financial Statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

          During the first quarter of 2005, certain developments occurred which we hope will expedite our transition from research and development into production and marketing.

          In January 2005, the Vehicle Certification Agency (“VCA”), an agency of the Department for Transport in the United Kingdom, certified the testing of our CAT-MATE prototypes at VCA’s independent Hong Kong Exhaust Emissions Laboratory. Those tests confirmed significant reduction of carbon monoxide, nitrous oxides and total hydrocarbons in the 2-stroke motorcycles and generators that were tested. VCA is one of four internationally recognized testing authorities, which includes the United States Environmental Protection Agency (“EPA”), for the certification of motor vehicles, parts, systems and after-market devices.

          Also in January, the United States Patent Office issued a Notice of Allowance for our Mark I ZEFS prototype. Testing of our Mark I ZEFS device will soon be conducted at an approved EPA facility.

          In March 2005, the Company attended and exhibited its devices at a United Nations Environmental Programme (UNEP) sponsored Summit in Lake Toba, North Sumatra, Indonesia. At the conclusion of the summit, we entered into a joint communique with the Governor of North Sumatra and the Sultan of Yogyakarta, announcing an emissions control pilot program utilizing our devices on 10,000 motorcycles at universities in Medan and Yogyakarta, Indonesia.

          In addition, we have initiated marketing efforts to international governmental entities in cooperation with UNEP and various original equipment manufacturers (OEMs), to eventually sell or license our ZEFS and CAT-MATE products and technology. We anticipate that these efforts will continue during 2005 and that we will begin selling our devices by late 2005. We do not envision generating significant revenue in 2005. We will need to raise additional capital during 2005 to fund our research and development efforts and other expenses. See “Liquidity and Capital Resources” below.

Results of Operations

          To date, we have not generated any revenues and our business continues in the development stage. We have focused our efforts on verifying and developing our technologies and devices and commencing marketing efforts for their license or sale. We expect to begin selling our devices in late 2005.

          General and administrative expenses were $661,595 for the three-month period ended March 31, 2005, compared to $666,163 for the three-month period ended March 31,2004, a decrease of $4,568. This net decrease is primarily attributable to an increase in travel expense, which was more than offset by a decrease in the valuation of warrants issued as a non-cash item.

          Research and development expenses were $401,485 for the three-month period ended March 31, 2005, compared to $109,807 for the three-month period ended March 31, 2004, an increase of $291,678. This increase is primarily attributable to an increase in the scope of the work performed for us by the RAND Corporation to include the oversight of our research and development facility in Australia.

          We expect our operating costs to increase during the balance of fiscal year 2005, primarily as a result of anticipated increases in research and development expenses, general and administrative expenses and marketing expenses as we approach production and sales activities during late 2005.

          We had a net loss of $1,065,056, or $.03 per share, for the three-month period ended March 31, 2005, compared to a net loss of $776,570, or $02 per share, for the three-month period ended March 31, 2004. We have relied upon our 2004 Stock Option Plan to compensate consultants and employees who have assisted in developing and executing our business plan. This reliance, together with issuances of stock by us in connection with our ongoing private offering of stock and warrants, has significantly narrowed the loss per share by increasing the total number of the Company’s outstanding common stock. See “Liquidity and Capital Resources” below. We expect an increase in net loss in the fiscal year ending December 31, 2005, primarily attributable to increased general and administrative expenses and marketing-related expenditures, without the benefit of any revenue for most of the year.

Liquidity and Capital Resources

We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of March 31, 2005 we had cash of $90,915 and an accumulated deficit of $18,195,944. Our negative operating cash flow since inception (October 2001) has been funded primarily through the sale of common stock and, to a lesser degree, by proceeds we received from the exercise of options and warrants.

The financial statements accompanying this report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,065,056 and a negative cash flow from operations of $649,711 for the three-month period ended March 31, 2005, and had a working capital deficiency of $1,456,452 and a stockholders’ deficiency of $2,440,331 as of March 31, 2005. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

From July 2004 through the date of filing this report, we have engaged in a private offering of units comprised of shares of our common stock and one-year warrants to purchase an equal number of shares of common stock at an exercise price of $1.50 per share. From January 1, 2005 through March 31, 2005, we received aggregate gross proceeds of $615,000 and aggregate net proceeds of $580,600 in connection with the sale of 615,000 shares of our common stock to 18 purchasers. The offering is ongoing. In addition, we received $44,000 for which the related 44,000 shares of common stock and warrants to purchase a similar number of shares of common stock had not been issued by March 31, 2005. We also received $50,200 in connection with the exercise of warrants which were exercised during the three-month period ended March 31, 2005 (warrants for 50,000 shares exercised at $1.00 per share and warrants for 500 shares exercised at $.40 per share). See Note 6 to Notes to Financial Statements and Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

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

In addition, we are actively exploring additional sources of financing, including borrowings from one or more of our directors and officers. During the three-month period ended March 31, 2005, Masry & Vititoe PC, a law firm in which Edward L. Masry, our Chief Executive Officer, is a shareholder, loaned the Company $100,000, for working capital purposes. The loan is unsecured, non-interest bearing and is due on demand.

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

Item 3. Controls and Procedures

          (a) Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quaterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

          Mr. Muller and several of the defendants filed a Motion to Dismiss the complaint filed by us and moved for summary judgment in their favor. On December 28, 2004, Judge George B. Daniels, denied the cross-defendants’ motion to dismiss our cross-complaint, denied the request to vacate the July 2, 2002 preliminary injunction and denied the request for damages against us. The court also refused to grant a summary judgment in favor of the cross-defendants and dismissed Mr. Muller’s claims against us for indemnification for his legal costs and for damages resulting from the litigation. Neither Mr. Muller nor any of the cross-defendants have filed any cross-claims against us and we are not exposed to any liability as a result of the litigation, except for possibly incurring legal fees and expenses should we lose the litigation.

          Although the outcome of this litigation cannot be predicted with any degree of certainty, we are optimistic that the Court’s ruling will either significantly narrow the issues for any later trial or will result in a final disposition of the case in a manner favorable to us. While we believe that we have valid claims, there can be no assurance that an adverse result or outcome on the pending motions or a trial of this case would not have a material adverse effect on our financial position or cash flow.

          After the end of the period covered by this report, we received notice that Jeffrey A. Muller, the Company’s former sole director and executive officer, has filed a lawsuit in the Federal District Court for the Central District of California, seeking declaratory and injunctive relief and alleging unfair competition in connection with a claimed prior patent interest in the ZEFS device and stock option rights. In seeking declaratory relief, Mr. Muller is seeking to have the patent rights in the ZEFS device that were previously transferred to us by Mr. Muller’s bankruptcy trustee declared null and void.

          This recent lawsuit brought by Mr. Muller arises out of the same claims that are the subject of ongoing litigation in the Federal District Court for the Southern District of New York, in which we have previously obtained a preliminary injunction against Mr. Muller barring him from any involvement with the Company and preventing Mr. Muller, his agents or assigns, from exercising any claimed rights to our assets or stock. Mr. Muller previously filed the same complaint in the Federal District Court for the Southern District of New York, which claim is pending dismissal. On December 28, 2004, Federal District Court Judge George B. Daniels issued a decision dismissing motions filed by Mr. Muller against our cross-claims. The dismissal of those motions involved similar causes of action as those contained in Mr. Muller’s recent lawsuit commenced in the Federal District Court for the Central District of California. Since the case in New York is still pending, we believe that the filing of the new lawsuit in California is subject to various defenses which should result in the dismissal of the new lawsuit.

          We intend to vigorously defend against any bifurcation of the lawsuit that is ongoing in New York and will move to dismiss and/or to transfer the recently filed complaint to Judge Daniels in New York for any eventual decision. While we believe that we have valid claims and defenses, there can be no assurance that an adverse result or outcome on the pending motions or a trial of this case would not have a material adverse effect on our financial position or cash flow.

          We were named as a defendant in a complaint filed before the Los Angeles Superior Court, Civ. No. BC 312401, by Terracourt Pty Ltd, an Australian corporation (“Terracourt”), claiming breach of contract and related remedies from promises allegedly made by the former president of the Company in 1999. Terracourt is seeking specific performance of the former president’s alleged promises to transfer to Terracourt an aggregate 480,000 shares of our common stock for office consultant and multimedia services. The complaint was filed on March 18, 2004. Terracourt also filed a Statement of Damages seeking costs of the lawsuit and general damages of $2 million. Due to a late date of service of the complaint upon us and other preliminary legal procedures, our answer was not filed until October 20, 2004. We are opposing the plaintiff’s causes of action and have asserted that we have no liability for the claims asserted. The trial on this lawsuit concluded in late April 2005 and has been taken under submission by the judge, whose ruling is expected by late-May 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          During the three-month period ended March 31, 2005, the Company issued an aggregate 615,000 shares of common stock and warrants to purchase 615,000 additional shares of common stock at $1.00 per share, to certain investors in connection with the Company’s private offering. Gross proceeds to the Company in connection with these issuances were $615,000 and net proceeds were $580,600. In addition, we received $44,000 for which the related 44,000 shares of common stock and warrants to purchase a similar number of shares of common stock had not been issued by March 31, 2005.

          During the three-month period ended March 31, 2005, the Company issued an aggregate 50,500 shares of common stock in connection with the exercise of warrants by certain persons. Gross and net proceeds to the Company in connection with these exercises were $50,200.

          The issuances of shares and warrants described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 (the “Act”), as amended, or Regulations D or S promulgated thereunder.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits

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

SAVE THE WORLD AIR, INC.
Date: May 20, 2005	By:	/s/ EDWARD L. MASRY
Edward L. Masry
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350.

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e).