Form 10QSB
period 2005-06-30
SAVE THE WORLD AIR INC
filed 2005-08-18
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.
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
     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     The number of shares of the Registrant’s Common Stock outstanding as of June 30, 2005 was 38,755,321 shares.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

SAVE THE WORLD AIR, INC.
FORM 10-QSB
INDEX
 i

Part I
Item 1. Financial Statements
SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	June 30, 2005	December 31,
	(unaudited)	2004
ASSETS

Current assets
Cash	$211,985	$84,826
Other current assets	3,152	2,602

Total current assets	215,137	87,428

Property and equipment, net of accumulated depreciation	31,060	35,596

	$246,197	$123,024

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS — Continued

	June 30, 2005	December 31,
	(unaudited)	2004
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities

Accounts payable	$112,952	$64,089
Accrued expenses	104,739	84,420
Accrued research and development fees	405,722	50,000
Accrued professional fees	894,809	876,452
Payables to related parties	158,733	36,478
Finders fees payable	16,800	1,521

Total current liabilities	1,693,755	1,112,960

Advances from founding executive officer	1,017,208	1,017,208

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 38,755,321 and 37,784,821 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	38,755	37,784
Common stock to be issued	500,000	119,000
Additional paid-in capital	15,966,939	15,043,028
Deferred compensation	—	(76,068)
Deficit accumulated during the development stage	(18,970,460)	(17,130,888)

Total stockholders’ deficiency	(2,464,766)	(2,007,144)

	$246,197	$123,024

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD FROM INCEPTION
(FEBRUARY 18, 1998) TO JUNE 30, 2005

	Three months ended		Six months ended
	June 30,		June 30,		Cumulative
		2004		2004	since
	2005	(as restated)	2005	(as restated)	inception
Net sales	$—	$—	$—	$—	$—

Operating expenses	583,880	871,933	1,245,475	1,497,552	14,110,843

Research and development expenses	190,637	1,292,912	592,122	1,402,719	3,245,348

Non-cash patent settlement costs	—	—	—	—	1,610,066

Loss before other income	(774,517)	(2,164,845)	(1,837,597)	(2,900,271)	(18,966,257)

Other income
Interest income	—	114	—	514	954

Loss before provision for income taxes	(774,517)	(2,164,731)	(1,837,597)	(2,899,757)	(18,965,303)

Provision for income taxes	—	—	1,976	1,000	5,157

Net loss	$(774,517)	$(2,164,731)	$(1,839,573)	$(2,900,757)	$(18,970,460)

Net loss per share, basic and diluted	$(0.02)	$(0.06)	$(0.05)	$(0.08)

Weighted average shares outstanding, basic and diluted	38,528,563	35,230,557	38,283,771	34,687,239

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2005

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Balance, February 18, 1998 (date of inception)		—	$—	$—	$—	$—	$—	$—
Issuance of common stock on April 18, 1998	.0015-.01	10,030,000	10,030	—	14,270	—	—	24,300
Net loss		—	—	—	—	—	(21,307)	(21,307)

Balance, December 31, 1998		10,030,000	10,030		14,270	—	(21,307)	2,993
Issuance of common stock on May 18, 1999	1.00-6.40	198,003	198	—	516,738	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	.001	5,000,000	5,000	—	—	—	—	5,000
Stock issued for professional services on May 18, 1999	0.88	69,122	69	—	49,444	—	—	49,513
Net loss		—	—	—	—	—	(1,075,264)	(1,075,264)

Balance, December 31, 1999		15,297,125	15,297	—	580,452	—	(1,096,571)	(500,822)
Stock issued for employee compensation on February 8, 2000	1.03	20,000	20	—	20,580	—	—	20,600
Stock issued for consulting services on February 8, 2000	1.03	100,000	100	—	102,900	—	—	103,000
Stock issued for professional services on April 18, 2000	3.38	27,000	27	—	91,233	—	—	91,260
Stock issued for directors fees on April 18, 2000	3.38	50,000	50	—	168,950	—	—	169,000
Stock issued for professional services on May 19, 2000	4.06	5,000	5	—	20,295	—	—	20,300
Stock issued for directors fees on June 20, 2000	4.44	6,000	6	—	26,634	—	—	26,640
Stock issued for professional services on June 20, 2000	4.44	1,633	2	—	7,249	—	—	7,251
Stock issued for professional services on June 26, 2000	5.31	1,257	1	—	6,674	—	—	6,675
Stock issued for employee compensation on June 26, 2000	5.31	22,000	22	—	116,798	—	—	116,820
Stock issued for consulting services on June 26, 2000	5.31	9,833	10	—	52,203	—	—	52,213
Stock issued for promotional services on July 28, 2000	4.88	9,675	9	—	47,205	—	—	47,214
Stock issued for consulting services on July 28, 2000	4.88	9,833	10	—	47,975	—	—	47,985
Stock issued for consulting services on August 4, 2000	2.13	35,033	35	—	74,585	—	—	74,620
Stock issued for promotional services on August 16, 2000	2.25	25,000	25	—	56,225	—	—	56,250
Stock issued for consulting services on September 5, 2000	2.25	12,833	13	—	28,861	—	—	28,874
Stock issued for consulting services on September 10, 2000	1.50	9,833	10	—	14,740	—	—	14,750
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	—	8,643	—	—	8,653
See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2005

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2005

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Stock issued for consulting services on November 20, 2001	0.98	43,000	43	—	42,097	—	—	42,140
Stock issued for consulting services on November 27, 2001	0.98	10,000	10	—	9,790	—	—	9,800
Stock issued for consulting services on November 28, 2001	0.98	187,000	187	—	183,073	—	—	183,260
Intrinsic value of options issued to employees		—	—	—	2,600,000	(2,600,000)	—	—
Fair value of options issued to non-employees for services		—	—	—	142,318	—	—	142,318
Amortization of deferred compensation		—	—	—	—	191,667	—	191,667
Net loss		—	—	—	—	—	(2,735,013)	(2,735,013)

Balance, December 31, 2001		18,085,847	18,086	—	6,220,322	(2,408,333)	(5,102,346)	(1,272,271)
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	—	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	0.15-0.25	—	—	389,875	—	—	—	389,875
Fair value of options issued to non-employees for services		—	—	—	54,909	(54,909)	—	—
Amortization of deferred compensation		—	—	—	—	891,182	—	891,182
Net loss for the year ended December 31, 2002		—	—	—	—	—	(2,749,198)	(2,749,198)

Balance, December 31, 2002		20,235,847	20,236	389,875	7,133,081	(1,572,060)	(7,851,544)	(1,880,412)
Common stock issued, previously paid for	0.15	1,425,000	1,425	(213,750)	212,325	—	—	—
Common stock issued, previously paid for	0.25	880,000	880	(220,000)	219,120	—	—	—
Stock issued for cash on March 20, 2003	0.25	670,000	670	—	166,830	—	—	167,500
Stock issued for cash on April 4, 2003	0.25	900,000	900	—	224,062	—	—	224,962
Stock issued for cash on April 8, 2003	0.25	100,000	100	—	24,900	—	—	25,000
Stock issued for cash on May 8, 2003	0.25	1,150,000	1,150	—	286,330	—	—	287,480
Stock issued for cash on June 16, 2003	0.25	475,000	475	—	118,275	—	—	118,750
Stock issued for legal services on June 27, 2003	0.55	83,414	83	—	45,794	—	—	45,877
Debt converted to stock on June 27, 2003	0.25	2,000,000	2,000	—	498,000	—	—	500,000
Stock and warrants issued for cash on July 11, 2003	0.25	519,000	519	—	129,231	—	—	129,750
Stock and warrants issued for cash on September 29, 2003	0.25	1,775,000	1,775	—	441,976	—	—	443,751
Stock and warrants issued for cash on October 21, 2003	0.25	1,845,000	1,845	—	459,405	—	—	461,250
Stock and warrants issued for cash on October 28, 2003	0.25	1,570,000	1,570	—	390,930	—	—	392,500
See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2005

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Stock and warrants issued for cash on November 19, 2003	0.25	500,000	500	—	124,500	—	—	125,000
Finders’ fees related to stock issuances		—	—	43,875	(312,582)	—	—	(268,707)
Common stock paid for, but not issued (25,000 shares)	0.25	—	—	6,250	—	—	—	6,250
Amortization of deferred comp		—	—	—	—	863,727	—	863,727
Net loss for year ended December 31, 2003		—	—	—	—	—	(2,476,063)	(2,476,063)

Balance, December 31, 2003		34,128,261	34,128	6,250	10,162,177	(708,333)	(10,327,607)	(833,385)
Common stock issued, previously paid for	0.25	25,000	25	(6,250)	6,225	—	—	—
Stock issued for director services on March 31, 2004	1.50	50,000	50	—	74,950	—	—	75,000
Stock issued for finders fees on March 31, 2004	0.15	82,500	82	—	12,293	—	—	12,375
Stock issued for finders fees on March 31, 2004	0.25	406,060	407	—	101,199	—	—	101,606
Stock issued for services on April 2, 2004	1.53	65,000	65	—	99,385	—	—	99,450
Debt converted to stock on April 2, 2004	1.53	60,000	60	—	91,740	—	—	91,800
Stock issued upon exercise of warrants on May 21, 2004	0.20	950,000	950	—	189,050	—	—	190,000
Stock issued for directors services on June 8, 2004	1.70	600,000	600	—	1,019,400	—	—	1,020,000
Stock issued for cash on August 25, 2004	1.00	550,000	550	—	549,450	—	—	550,000
Stock issued upon exercise of options on August 30, 2004	0.40	4,000	4	—	1,596	—	—	1,600
Stock issued for cash on September 8, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for consulting services on September 15, 2004	1.31	50,000	49	—	65,451	—	—	65,500
Stock issued for patent settlement on September 22, 2004	1.24	20,000	20	—	24,780	—	—	24,800
Stock issued for research and development on October 6, 2004	1.40	65,000	65	—	90,935	—	—	91,000
Stock issued for cash on October 6, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for cash on October 15, 2004	1.00	150,000	150	—	149,850	—	—	150,000
Stock issued upon exercise of stock options on October 21, 2004	0.40	6,500	6	—	2,594	—	—	2,600
Stock issued for cash on November 3, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for cash on November 18, 2004	1.00	172,500	173	—	172,327	—	—	172,500
Stock issued for cash on December 9, 2004	1.00	75,000	75	—	74,925	—	—	75,000
Stock issued for cash on December 23, 2004	1.00	250,000	250	—	249,750	—	—	250,000
Finders fees related to stock issuances	—	—	—	—	(88,384)	—	—	(88,384)
See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2005

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Common stock paid for, but not issued (119,000 shares)	—	—	—	119,000	—	—	—	119,000
Intrinsic value of options issued to employees	—	—	—	—	248,891	(248,891)	—	—
Fair value of options issued to non-employees for services	—	—	—	—	55,381	(55,381)	—	—
Fair value of warrants issued for settlement costs		—	—	—	1,585,266	—	—	1,585,266
Fair value of warrants issued to non-employees for services	—	—	—	—	28,872	—	—	28,872
Amortization of deferred compensation	—	—	—	—	—	936,537	—	936,537
Net loss for year ended December 31, 2004	—	—	—	—	—	—	(6,803,280)	(6,803,280)

Balance, December 31, 2004		37,784,821	37,784	119,000	15,043,028	(76,068)	(17,130,887)	(2,007,143)
Common stock issued, previously paid for	1.00	50,000	50	(50,000)	49,950	—	—	—
Stock issued upon exercise of warrants, previously paid for	1.00	50,000	50	(50,000)	49,950	—	—	—
Stock issued for cash on January 20, 2005	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued upon exercise of warrants on January 31, 2005	0.40	500	1	—	199	—	—	200
Stock issued for cash on February 17, 2005	1.00	325,000	325	—	324,675	—	—	325,000
Stock issued for cash on March 31, 2005	1.00	215,000	215	—	214,785	—	—	215,000
Stock issued for cash on May 17, 2005	1.00	5,000	5	—	4,995	—	—	5,000
Stock issued for cash on June 7, 2005	1.00	300,000	300	—	299,700	—	—	300,000
Common stock paid for, but not issued (481,000 shares)	—	—	—	481,000	—	—	—	481,000
Finders fees related to stock issuances	—	—	—	—	(95,280)	—	—	(95,280)
Fair value of options issued for settlement costs	—	—	—	—	31,500	—	—	31,500
Fair value of warrants issued for settlement costs	—	—	—	—	4,957	—	—	4,957
Fair value of warrants issued to non-employees for services	—	—	—	—	13,505	—	—	13,505
Amortization of deferred compensation	—	—	—	—	—	76,068	—	76,068
Net loss for six months ended June 30, 2005	—	—	—	—	—	—	(1,839,573)	(1,839,573)

Balance, June 30, 2005 (unaudited)		38,755,321	$38,755	$500,000	$15,966,939	$—	$(18,970,460)	$(2,464,766)

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO
JUNE 30, 2005

		June 30,	Cumulative
	June 30,	2004	since
	2005	(as restated)	inception
Cash flows from operating activities
Net loss	$(1,839,573)	$(2,900,757)	$(18,970,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Fair value of options issued for services	—	—	171,190
Issuance of common stock for services	—	1,271,250	5,280,623
Issuance of options for legal settlement	31,500	—	31,500
Issuance of warrants for legal settlement	4,957	—	4,957
Issuance of warrants for services	13,505	—	13,505
Patent acquisition cost	—	—	1,610,066
Amortization of deferred compensation	76,068	501,067	2,959,181
Depreciation	4,536	4,066	18,953
Changes in operating assets and liabilities:
Prepaid expenses and other	(550)	—	(3,152)
Income taxes payable	—	1,000	—
Accounts payable and accrued expenses	363,261	172,241	1,152,757

Net cash used in operating activities	(1,346,296)	(951,132)	(7,225,880)

Cash flows from investing activities
Purchase of property and equipment	—	(4,680)	(46,463)

Net cash used in investing activities	—	(4,680)	(46,463)

Cash flows from financing activities
Increase (decrease) in payables to related parties	122,255	(21,425)	670,183
Advances from founding executive officer	—	—	517,208
Issuance of common stock for cash	870,200	190,000	5,796,937
Common stock issuable	481,000	—	500,000

Net cash provided by financing activities	1,473,455	168,575	7,484,328

Net increase (decrease) in cash	127,159	(787,237)	211,985

Cash, beginning of period	84,826	926,052	—

Cash, end of period	$211,985	$138,815	$211,985

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS — Continued (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO
JUNE 30, 2005

			Cumulative
	June 30,	June 30,	since
	2005	2004	inception
Supplemental disclosures of cash flow information

Cash paid during the year for

Interest	$—	$908	$5,701

Income taxes	$1,976	$—	$5,157

Non-cash investing and financing activities

Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000

Deferred compensation for stock options issued for services	—	304,272	2,959,181

Purchase of property and equipment financed by advance from related party	—	—	3,550

Conversion of related party debt to equity	—	15,000	515,000

Issuance of common stock in settlement of payable	—	113,981	113,981

Common stock, previously paid for	100,000	6,250	100,000

Finders fees accrued for issuance of common stock	95,280	—	496,246
See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 3005 (UNAUDITED)
1. Organization and basis of presentation
     Basis of presentation
The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Save the World Air, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements.
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
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 3005 (UNAUDITED)
1. Organization and basis of presentation — continued
     Description of business
Save the World Air, Inc. (the “Company”) was incorporated in Nevada on February 18, 1998 under the name Mandalay Capital Corp. The Company changed its name to Save the World Air, Inc. on February 11, 1999 following the purchase of the worldwide exclusive manufacturing, marketing and distribution rights for the ZEFS device. The ZEFS is a device, which is fitted to an internal combustion engine and is expected to reduce carbon monoxide hydrocarbons and nitrous oxide emissions. During the past three years, the Company has been acquiring new technologies, developing prototype products using the Company’s technologies and conducting scientific tests regarding the technologies and prototype products. In 2003, the Company acquired worldwide intellectual property and patent rights to technologies which reduce carbon monoxide, hydrocarbons and nitrous oxide emissions in two- and four-stroke motorcycles, fuel-injection engines, generators and small engines. The Company has also developed prototype products and named them “CAT-MATE”.
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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
2. Net loss per share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the six months ended June 30, 2005 and 2004, the dilutive impact of outstanding stock options of 14,452,652 and 14,422,652 respectively, and 16,433,914 and 13,167,414 warrants have been excluded because their impact on the loss per share is antidilutive.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which revises SFAS No. 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005 by non-small business issuers (or by the first fiscal year that begins after December 15, 2005 for small business issuers). Early adoption is permitted.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
3. Recent accounting pronouncements — continued
The Company is currently evaluating the timing and manner in which it will adopt SFAS 123R. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, adoption of SFAS 123R’s fair value method will have an effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption.
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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
4.	Certain relationships and related transactions — continued
Advances from founding executive officer — continued
In connection with the Company’s legal proceedings against Mr. Muller (see Note 8), the Company is attempting to obtain a judgment that will relieve the Company of $1,017,208, which represents all amounts due Mr. Muller. These amounts include the $500,000 due for the marketing and distribution rights of the ZEFS and the working capital advances of $517,208. The Company has been relieved of the $10 royalty interest that Mr. Muller held for each unit sold. In addition, the Company is also attempting to obtain a judgment that will divest and prevent any subsequent holders of the right to exercise options previously held by Mr. Muller for 10,000,000 shares of the Company’s common stock. Based on the status of current legal proceedings, the Company does not believe that it will have to pay Mr. Muller the $500,000 for the rights to the ZEFS device and the $517,208 of advances. The Company has not made any adjustments for the above in its financial statements as the matters have not yet been finalized.
Due to related parties
Masry & Vititoe, a law firm in which Edward Masry, the Company’s Chief Executive Officer, is a partner, has advanced $158,733 and $36,478 as of June 30, 2005 and December 31, 2004, respectively, to the Company for working capital purposes. Advances by Masry and Vititoe were unsecured, non-interest bearing, and were due on demand. In April 2004, the Company issued 60,000 shares of common stock to convert $15,000 of an outstanding loan made to the Company by the wife of Edward Masry. The shares issued were valued at the current market price at the date of issuance of $91,800 resulting in additional charge to expense of $76,800, which was reflected as consulting expense in the financial statements for the six months ended June 30, 2004.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
5. Capital stock
     Sale of equity securities
During the six months ended June 30, 2005, the Company sold 970,500 units of common stock, of which 920,000 units consist of one share of common stock and one warrant to acquire a share of common stock at an exercise price of $1.50 per share, for net proceeds of $870,200. The 920,000 warrants were issued to investors as part of an equity agreement and were not ascribed any value in the accompanying financial statements. See Note 10 for information about sales of additional units.
In addition, the Company sold 481,000 units of common stock, of which 456,000 consist of one share of common stock and one warrant to acquire a share of common stock at an exercise price of $1.50 per share, for net proceeds of $481,000. The 456,000 warrants were issued to investors as part of an equity agreement and were not ascribed any value in the accompanying financial statements. As of June 30, 2005 the shares were not issued but the funds were received, and have been reflected as common stock issuable.
During the six months ended June 30, 2005, the Company issued 100,000 shares (of which 50,000 relates to the exercise of warrants) of common stock for which payment was previously received.
     Options
During the six months ended June 30, 2005, 30,000 options were awarded to Terracourt Pty., Ltd. for settlement of a claim (see Note 8).
     Warrants
During the six months ended June 30, 2005, the Company issued 10,000 warrants to an individual for settlement of a claim. The Company also issued 25,000 warrants to an individual in exchange for consulting services rendered. The warrants were valued at an aggregate amount of $18,462 using the Black Scholes pricing model and have been reflected in the accompanying statement of operations for the three and six months ended June 30, 2005.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
5.	Capital stock — continued
     Intrinsic value of employee options
During the years ended December 31, 2004 and prior, certain employee options were granted with exercise prices less the than fair market value of the Company’s stock at the date of grant. As the grants were to employees, the intrinsic value method, as allowed under APB No. 25, was used to calculate the related compensation expense. For the six months ended June 30, 2005, no employee options were granted and $76,068 and $501,068 of deferred compensation costs was amortized and recognized as expense in the six months ended June 30, 2005 and 2004 respectively.
6.	Research and development
The Company has established a research and development facility in Queensland, Australia. The Company has expanded research and development to include applications of the ZEFS and CAT-MATE technology to diesel engines, motorbikes, boats, generators, lawnmowers and other small engines. The Company has also purchased test vehicles, test engines and testing equipment. The Company completed testing on ZEFS and CAT-MATE devices for multiple automobiles, trucks, motorcycles, off-road vehicles and stationary engines, the results of which have been provided to RAND Corporation (RAND) for evaluation. During 2004, RAND expanded its role with the Company and now oversees the Company’s research and development facility in Australia. The Company also uses third party research and development facilities in Los Angeles and San Jose, California for the development of our ZEFS and CAT-MATE devices. For the six months ended June 30, 2005 and 2004, the Company has spent $592,122 and $1,402,719, respectively, on research and development.
7.	Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $1,839,573 and a negative cash flow from operations of $1,346,296 for the six months ended June 30, 2005, and had a working capital deficiency of $1,478,618 and a stockholders’ deficiency of $2,464,766 at June 30, 2005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
8.	Commitments and contingencies — continued
     Legal matters — continued
On July 30, 2002, the U.S. Federal District Court, Southern District of New York, granted the Company’s application for a preliminary injunction against Mr. Muller and others, which prevented Mr. Muller and other cross-defendants from selling, transferring, or encumbering any assets and property previously acquired from the Company, from selling or transferring any of the Company’s stock that they may own or control, or from taking any action to injure the business and from having any direct contact with the Company’s shareholders. The injunctive order also prevents Mr. Muller from engaging in any effort to exercise control over the Company and from serving as an officer or director of the Company. The Company believes that it has valid claims; however, there can be no assurance that an adverse result or settlement would not have a material adverse effect on the Company’s financial position or cash flow.
In the course of the litigation, the Company has obtained ownership control over Mr. Muller’s claimed patent rights to the ZEFS device. Under a Buy-Sell Agreement between Mr. Muller and the Company dated December 29, 1998, Mr. Muller, who was listed on the ZEFS devise patent application as the inventor of the ZEFS device, purported to grant us all international marketing, manufacturing and distribution rights to the ZEFS device. Those rights were disputed because an original inventor of the ZEFS device contested Mr. Muller’s legal ability to have conveyed those rights.
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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
8.	Commitments and contingencies — continued
     Legal matters — continued
Mr. Muller and several of the defendants filed a Motion to Dismiss the complaint filed by the Company and moved for summary judgment in their favor. On December 21, 2004, Judge George B. Daniels denied the cross-defendants’ motion to dismiss the Company’s cross-complaint, denied the request to vacate the July 2, 2002 preliminary injunction and denied the request for damages against the Company. The court also refused to grant a summary judgment in favor of the cross-defendants and dismissed Mr. Muller’s claims against the Company for indemnification for his legal costs and for damages resulting from the litigation. Neither Mr. Muller nor any of the cross-defendants have filed any cross-claims against the Company and the Company is not exposed to any liability as a result of the litigation, except for possibly incurring legal fees and expenses should the Company lose the litigation.
Although the outcome of this litigation cannot be predicted with any degree of certainty, the Company is optimistic that the Court’s ruling will either significantly narrow the issues for any later trial or will result in a final disposition of the case in a manner favorable to the Company. The Company believes that they have valid claims; however, there can be no assurance that an adverse result or outcome on the pending motions or a trial of this case would not have a material adverse effect on the Company’s financial position or cash flow.
In April 2005, Jeffrey A. Muller, the Company’s former sole director and executive officer, filed a lawsuit in the Federal District Court for the Central District of California, seeking declaratory and injunctive relief and alleging unfair competition in connection with a claimed prior patent interest in the ZEFS device and stock option rights. In seeking declaratory relief, Mr. Muller is seeking to have the patent rights in the ZEFS device that were previously transferred to the Company by Mr. Muller’s bankruptcy trustee declared null and void.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
8.	Commitments and contingencies — continued
     Legal matters — continued
This recent lawsuit brought by Mr. Muller arises out of the same claims that are the subject of ongoing litigation in the Federal District Court for the Southern District of New York, in which the Company has previously obtained a preliminary injunction against Mr. Muller barring him from any involvement with the Company and preventing Mr. Muller, his agents or assigns, from exercising any claimed rights to the Company’s assets or stock. Mr. Muller previously filed the same complaint in the Federal District Court for the Southern District of New York, which claim is pending dismissal. On December 28, 2004, Federal District Court Judge George B. Daniels issued a decision dismissing motions filed by Mr. Muller against the Company’s cross-claims. The dismissal of those motions involved similar causes of action as those contained in Mr. Muller’s recent lawsuit commenced in the Federal District Court for the Central District of California. Since the case in New York is still pending, the filing of the new lawsuit in California is subject to various defenses which should result in the dismissal of the new lawsuit.
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
The Company was named as a defendant in a complaint filed before the Los Angeles Superior Court, Civ. No. BC 312401, by Terracourt Pty Ltd, an Australian corporation (“Terracourt”), claiming breach of contract and related remedies from promises allegedly made by the former president of the Company in 1999. Terracourt sought specific performance of the former president’s alleged promises to transfer to Terracourt an aggregate 480,000 shares of the Company’s common stock for office consultant and multimedia services. The complaint was filed on March 18, 2004. Terracourt also filed a Statement of Damages seeking costs of the lawsuit and general damages of $2 million. The case proceeded to trial in the Los Angeles Superior Court in May, 2005. In June, 2005, the Judge issued a statement of decision which denied Terracourt’s claims for 450,000 shares of stock, monetary damages, and costs of the lawsuit. The Court also ruled that Terracourt was entitled to receive an option exercisable for 30,000 shares of the Company’s common stock, exercisable at $.001 per share (par value). Both parties have filed motions for a new trial on the issue of the opinion. The Court is expected to rule on these motions on or before the end of September, 2005.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
9.	Restatement
During the year ended December 31, 2004, the Company discovered an error in the previously reported June 30, 2004 financial statements related to the valuation of shares issued for services and options granted to employees and non-employees. These financial statements reflect the correction of the error in the June 30, 2004 amounts. The correction of this error resulted in an increase in net loss of $960,599, an increase additional paid in capital of $977,070 and an increase in deferred compensation of $18,352.
The effect of this restatement on the June 30, 2004 financial statement is as follows:

	As previously		As previously
	reported		reported
	Three months ended		Six months ended
	June 30, 2004	Restated	June 30, 2004	Restated
Net loss	$1,163,588	$2,164,731	$1,940,158	$2,900,757
Paid in capital	$11,083,621	$12,060,691	$11,083,621	$12,060,691
Loss per share	$0.03	$0.06	$0.06	$0.08
10.	Subsequent events
Subsequent to June 30, 2005, the Company sold an additional 199,500 units, consisting of one share of common stock and one warrant to acquire common stock at $1.50 per share for $199,500 gross proceeds ($183,540 net proceeds) in a private offering of securities. The Company completed this offering on July 22, 2005. Upon completion of the offering, the Company extended the expiration date of all warrants issued in the offering by an additional 180 days. The Company did not receive any additional consideration for this extension.
In July 2005, the Company entered into an employment agreement with an individual to serve as a Vice President of Operations for the Company. The agreement expires December 31, 2005, with an automatic one-year extension and provides for annual base compensation of not less than $120,000 per year. During the employment term, the individual is eligible to participate in certain incentive plans, stock option plans and similar arrangements in accordance with the Company’s recommendations at award levels consistent and commensurate with the position and duties hereunder.

Item 2. Management’s Discussion and Analysis or Plan of Operations
          This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward-looking statements include predictions regarding our future:
•	revenues and profits;

•	customers;

•	research and development expenses and efforts;

•	scientific test results;

•	sales and marketing expenses and efforts;

•	liquidity and sufficiency of existing cash;

.	pending and future financings;

•	technology and products;

•	the outcome of pending or threatened litigation; and

•	the effect of recent accounting pronouncements on our financial condition and results of operations.
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
          During the second quarter of 2005, certain developments occurred which we hope will expedite our transition from research and development into production and marketing.
          We are continuing our marketing efforts to international governmental entities in cooperation with UNEP and various original equipment manufacturers (OEMs), to eventually sell or license our ZEFS and CAT-MATE products and technology. We anticipate that these efforts will continue during 2005 and that we will begin selling our devices by late 2005. We do not envision generating significant revenue in 2005. We will need to raise additional capital during 2005 to fund our research and development efforts and other expenses. See “Liquidity and Capital Resources” below.
Results of Operations

          To date, we have not generated any revenues and our business continues in the development stage. We have focused our efforts on verifying and developing our technologies and devices and commencing marketing efforts for their license or sale. We expect to begin selling our devices in late 2005.
          General and administrative expenses were $583,880 for the three-month period ended June 30, 2005, compared to $871,933 for the three-month period ended June 30, 2004, a decrease of $288,053. This decrease is primarily attributable to a decrease in non-cash amortization of deferred compensation and consulting fees, professional fees and travel expenses, partially offset by an increase in corporate expenses.
          General and administrative expenses were $1,245,475 for the six-month period ended June 30, 2005, compared to $1,497,552 for the six-month period ended June 30, 2004, a decrease of $252,077. This decrease is primarily attributable to a decrease in non-cash amortization of deferred compensation and consulting fees, partially offset by increases of corporate expense, professional fees, payroll expenses, travel expense, consulting fees, office expenses and advertising and promotion.
          Research and development expenses were $190,637 for the three-month period ended June 30, 2005, compared to $1,292,912 for the three-month period ended June 30, 2004, a decrease of $1,102,275. This decrease is primarily attributable to a reduction of non-cash research expense, offset by increases in product testing and RAND research.
          Research and development expenses were $592,122 for the six-month period ended June 30, 2005, compared to $1,402,719 for the six-month period ended June 30, 2004, a decrease of $810,597. This decrease is primarily attributable to a reduction of non-cash research expense, partially offset by increases of RAND research and product research.
          We expect our operating costs to increase during the balance of fiscal year 2005, primarily as a result of anticipated increases in research and development expenses, general and administrative expenses and marketing expenses as we approach production and sales activities during late 2005.
          We had a net loss of $774,517, or $.02 per share, for the three-month period ended June 30, 2005, compared to a net loss of $2,164,731, or $.06 per share, for the three-month period ended June 30, 2004. We had a net loss of $1,839,573, or $.05 per share, for the six-month period ended June 30, 2005, compared to a net loss of $2,900,757, or $.08 per share, for the six-month period ended June 30, 2004. We have relied upon our 2004 Stock Option Plan to compensate consultants and employees who have assisted in developing and executing our business plan. This reliance, together with issuances of stock by us in connection with our ongoing private offering of stock and warrants, has significantly narrowed the loss per share by increasing the total number of the Company’s outstanding common stock. See “Liquidity and Capital Resources” below. We expect to incur additional net loss in the fiscal year ending December 31, 2005, primarily attributable to continued general and administrative expenses and marketing-related expenditures, without the benefit of any revenue for most of the year.
Liquidity and Capital Resources
          We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of June 30, 2005 we had cash of $211,985 and an accumulated deficit of $18,970,460. Our negative operating cash flow since inception (October 2001) has been funded primarily through the sale of common stock and, to a lesser degree, by proceeds we received from the exercise of options and warrants.
          The financial statements accompanying this report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,839,573 and a negative cash flow from operations of $1,346,296 for the six-month period ended ,June 30, 2005, and had a working capital deficiency of $1,478,618 and a stockholders’ deficiency of $2,464,766 as of June 30, 2005. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
          From July 24, 2004 through July 22, 2005, we engaged in a private offering (the “Stock Offering”) of units comprised of shares of our common stock and one-year warrants to purchase an equal number of shares of common stock at an exercise price of $1.50 per share. The Stock Offering terminated on July 22, 2005. From April 1, 2005 through June 30, 2005, we received aggregate gross proceeds of $761,000 and aggregate net proceeds of $702,120 in connection with the sale of 761,000 shares of our common stock to 17 purchasers. The total amount raised during the Stock Offering was $2,892,000 gross proceeds and $2,677,440 net proceeds. See Notes 5 and 10 to Notes to Financial Statements and Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.
          As disclosed in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2005, on July 25, 2005 we extended the expiration date of each of the warrants issued in the Stock Offering by 180 days from its original expiration date. No additional consideration was paid by the purchasers of the units for such extension.
          Following the completion of the period covered by this report, we commenced a new offering (the “Interim Offering”) of 9% convertible notes and warrants to the purchasers of the units in the Stock Offering and a limited number of individuals who are not “U.S. persons” as that term is defined in Rule 902 of Regulation S promulgated under the Securities Act of 1933, as amended. We are relying on the Interim Offering to provide additional working capital for our needs for the next several months. We believe that, depending upon the success of the Interim Financing, we will have sufficient cash to fund our operations through the remainder of 2005. If we are not successful in raising sufficient cash in the Interim Financing, then we will need to raise additional capital or incur new debt to fund our operations.
          We have also retained the services of an exclusive placement agent to work with us after the completion of the Interim Financing to provide additional capital that we need to continue to execute on our business plan. We believe that exercises of in-the-money options and warrants, with various expiration dates that have been extended into 2006, may also provide some of the proceeds needed to meet our capital requirements, together with sales of our securities in connection with the efforts of our placement agent.
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
          In Australia, Mr. Muller entered into a bankruptcy action seeking to overcome our claims for ownership of the ZEFS device. In conjunction with these litigation proceedings, a settlement agreement was reached with the bankruptcy trustee whereby the $10 per unit royalty previously due to Mr. Muller under his contested Buy-Sell Agreement was terminated and replaced with a $.20 per unit royalty payable to the bankruptcy trustee. On November 7, 2002, under a settlement agreement executed with Mr. Muller’s bankruptcy trustee, the trustee transferred to us all ownership and legal rights to this international patent application for the ZEFS device.
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
          Mr. Muller and several of the defendants filed a Motion to Dismiss the complaint filed by us and moved for summary judgment in their favor. On December 28, 2004, Judge George B. Daniels, denied the cross-defendants’ motion to dismiss our cross-complaint, denied the defendants’ request to vacate the July 2, 2002 preliminary injunction and denied their request for damages against us. The court also refused to grant a summary judgment in favor of the cross-defendants and dismissed Mr. Muller’s claims against us for indemnification for his legal costs and for damages resulting from the litigation. Neither Mr. Muller nor any of the cross-defendants have filed any cross-claims against us and we are not exposed to any liability as a result of the litigation, except for possibly incurring legal fees and expenses should we lose the litigation.
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
          In April 2005, Jeffrey A. Muller, the Company’s former sole director and executive officer, filed a lawsuit in the Federal District Court for the Central District of California, seeking declaratory and injunctive relief and alleging unfair competition in connection with a claimed prior patent interest in the ZEFS device and stock option rights. In seeking declaratory relief, Mr. Muller is seeking to have the patent rights in the ZEFS device that were previously transferred to us by Mr. Muller’s bankruptcy trustee declared null and void.

          This recent lawsuit brought by Mr. Muller arises out of the same claims that are the subject of ongoing litigation in the Federal District Court for the Southern District of New York, in which we have previously obtained a preliminary injunction against Mr. Muller barring him from any involvement with the Company and preventing Mr. Muller, his agents or assigns, from exercising any claimed rights to our assets or stock. Mr. Muller previously filed the same complaint in the Federal District Court for the Southern District of New York, which claim is still pending. On December 28, 2004, Federal District Court Judge George B. Daniels issued a decision dismissing motions filed by Mr. Muller against our cross-claims. The dismissal of those motions involved similar causes of action as those contained in Mr. Muller’s recent lawsuit commenced in the Federal District Court for the Central District of California. Since the case in New York is still pending, we believe that the filing of the new lawsuit in California is subject to various defenses which should result in the dismissal of the new lawsuit.
          We have filed a Motion to Dismiss this new complaint or alternatively, to transfer this action to the Federal District Court in New York for disposition by the same Federal District Judge handling the New York litigation. While we believe that we have valid claims and defenses, there can be no assurance that an adverse result or outcome on the pending motions or a trial of this case would not have a material adverse effect on our financial position or cash flow.
          We were named as a defendant in a complaint filed before the Los Angeles Superior Court, Civ. No. BC 312401, by Terracourt Pty Ltd, an Australian corporation (“Terracourt”), claiming breach of contract and related remedies from promises allegedly made by the former president of the Company in 1999. Terracourt sought specific performance of the former president’s (Jeffrey Muller) alleged promises to transfer to Terracourt an aggregate 480,000 shares of our common stock for office consultant and multimedia services. The complaint was filed on March 18, 2004. Terracourt also filed a Statement of Damages seeking costs of the lawsuit and general damages of $2 million. The case proceeded to trial in the Los Angeles Superior Court in May, 2005. In June, 2005, the Judge issued a statement of decision which denied Terracourt’s claims for 450,000 shares of stock, monetary damages and costs of the lawsuit. The Court also ruled that Terracourt was entitled to receive an option exercisable for 30,000 shares of the Company’s common stock, exercisable at $.001 per share (par value). Both parties have filed motions for a new trial on the issue of the option. The Court is expected to rule on these motions on or before the end of September 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          During the three-month period ended June 30, 2005, the Company sold an aggregate 761,000 shares of common stock and warrants to purchase 761,000 additional shares of common stock at $1.00 per share, to certain investors in connection with the Company’s Stock Offering. Gross proceeds to the Company in connection with these issuances were $761,000 and net proceeds were $702,120. Of this amount, 456,000 shares of common stock and warrants to purchase a similar number shares of common stock had not been issued as of June 30, 2005.
          The issuances of shares and warrants described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, or Regulations D or S promulgated thereunder.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on May 24, 2005. At that meeting, our stockholders:

     1. Elected seven directors to serve until our 2006 annual meeting of stockholders or until his or her successor is duly elected and qualified:

Name	For	Withheld
Edward L. Masry	23,818,797	33,702
Eugene E. Eichler	23,815,297	37,202
Bruce H. McKinnon	23,815,697	36,802
Robert F. Sylk	23,819,197	33,302
John Brown	23,818,997	33,502
John F. Price	23,819,197	33,302
Joseph Helleis	23,818,997	33,502
     2. Approved the amendment of the Save the World Air, Inc. 2004 Stock Option Plan:

Votes For	16,281,367
Votes Against	210,657
Abstentions	12,442
Broker Non-Votes	29,968
     3. Ratified the appointment of Weinberg & Company, P.A., as our independent auditors for the current fiscal year:

Votes For	23,671,355
Votes Against	80,750
Abstentions	100,394
Broker Non-Votes	0
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit No.	Description
10.1	Consulting Agreement dated as of April 1, 2005 between the Company and John Bautista

10.2
Amendment dated as of April 1, 2005 to Consulting Agreement between the Company and Adrian Menzell (originally filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)

10.3
Amendment dated as of April 1, 2005 to Consulting Agreement between the Company and Pat Baker (originally filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)

10.4
Amendment dated as of April 1, 2005 to Consulting Agreement between the Company and John Kostic (originally filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

Exhibit No.	Description
32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SAVE THE WORLD AIR, INC.

Date: August 18, 2005	By:	/s/ EDWARD L. MASRY

Edward L. Masry Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Consulting Agreement dated as of April 1, 2005 between the Company and John Bautista

10.2
Amendment dated as of April 1, 2005 to Consulting Agreement between the Company and Adrian Menzell (originally filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)

10.3
Amendment dated as of April 1, 2005 to Consulting Agreement between the Company and Pat Baker (originally filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)

10.4
Amendment dated as of April 1, 2005 to Consulting Agreement between the Company and John Kostic (originally filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)