Form 10QSB
period 2005-09-30
SAVE THE WORLD AIR INC
filed 2005-11-14
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005.
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
     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock outstanding as of September 30, 2005 was 39,354,821 shares.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

SAVE THE WORLD AIR, INC.
FORM 10-QSB
INDEX

Page
PART I

ITEM 1. Financial Statements	1
Condensed balance sheets	2
Condensed statements of operations (unaudited)	3
Condensed statements of changes in stockholders’ deficiency (unaudited)	4
Condensed statements of cash flows (unaudited)	9
Notes to condensed financial statements (unaudited)	11
ITEM 2. Management’s Discussion and Analysis or Plan of Operations	24
ITEM 3. Controls and Procedures	28

PART II

ITEM 1. Legal Proceedings	28
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
ITEM 3. Defaults Upon Senior Securities	31
ITEM 4. Submission of Matters to a Vote of Security Holders	31
ITEM 5. Other Information	31
ITEM 6. Exhibits	31

SIGNATURES	32

EXHIBIT INDEX	33
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32

i

PART I
Item 1. Financial Statements.
SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

	Sept. 30, 2005	December 31,
	(unaudited)	2004
ASSETS

Current assets
Cash	$429,754	$84,826
Other current assets	—	2,602

Total current assets	429,754	87,428

Property and equipment, net of accumulated depreciation	53,868	35,596

Other assets	4,500	—

	$488,122	$123,024

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS — Continued
SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

	Sept. 30, 2005	December 31,
	(unaudited)	2004
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable	$86,758	$64,089
Accrued expenses	80,669	84,420
Accrued research and development fees	705,000	50,000
Accrued professional fees	987,279	876,452
Payable to shareholder	20,000	—
Payable to related parties	179,561	36,478
Finders fees payable	1,000	1,521
Convertible debentures, net	22,066	—

Total current liabilities	2,082,333	1,112,960

Advances from founding executive officer	1,017,208	1,017,208

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 39,354,821 and 37,784,821 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	39,355	37,784
Common stock to be issued	80,000	119,000
Additional paid-in capital	17,654,469	15,043,028
Deferred compensation	(203,125)	(76,068)
Deficit accumulated during the development stage	(20,182,118)	(17,130,888)

Total stockholders’ deficiency	(2,611,419)	(2,007,144)

	$488,122	$123,024

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR
THE PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2005

	Three months ended		Nine months ended
	September 30,		September 30,		Cumulative
		2004		2004	since
	2005	(as restated)	2005	(as restated)	inception
Net sales	$—	$—	$—	$—	$—

Operating expenses	759,087	864,653	1,983,186	2,362,205	14,848,556

Research and development expenses	452,571	162,458	1,066,068	1,565,177	3,719,293

Non-cash patent settlement costs	—	1,610,066	—	1,610,066	1,610,066

Loss before other income	(1,211,658)	(2,637,177)	(3,049,254)	(5,537,448)	(20,177,915)

Other income
Interest income	—	—	—	514	954

Loss before provision for income taxes	(1,211,658)	(2,637,177)	(3,049,254)	(5,536,934)	(20,176,961)

Provision (benefit) for income taxes	—	(4,063)	1,976	(3,063)	5,157

Net loss	$(1,211,658)	$(2,633,114)	$(3,051,230)	$(5,533,871)	$(20,182,118)

Net loss per share, basic and diluted	$(0.03)	$(0.07)	$(0.08)	$(0.16)

Weighted average shares outstanding, basic and diluted	39,115,886	36,599,887	38,564,191	35,328,591

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2005

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid -in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Balance, February 18, 1998 (date of inception)		—	$—	$—	$—	$—	$—	$—
Issuance of common stock on April 18, 1998	.0015 – .01	10,030,000	10,030	—	14,270	—	—	24,300
Net loss		—	—	—	—	—	(21,307)	(21,307)

Balance, December 31, 1998		10,030,000	10,030		14,270	—	(21,307)	2,993
Issuance of common stock on May 18, 1999	1.00 – 6.40	198,003	198	—	516,738	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	.001	5,000,000	5,000	—	—	—	—	5,000
Stock issued for professional services on May 18, 1999	0.88	69,122	69	—	49,444	—	—	49,513
Net loss		—	—	—	—	—	(1,075,264)	(1,075,264)

Balance, December 31, 1999		15,297,125	15,297	—	580,452	—	(1,096,571)	(500,822)
Stock issued for employee compensation on February 8, 2000	1.03	20,000	20	—	20,580	—	—	20,600
Stock issued for consulting services on February 8, 2000	1.03	100,000	100	—	102,900	—	—	103,000
Stock issued for professional services on April 18, 2000	3.38	27,000	27	—	91,233	—	—	91,260
Stock issued for directors fees on April 18, 2000	3.38	50,000	50	—	168,950	—	—	169,000
Stock issued for professional services on May 19, 2000	4.06	5,000	5	—	20,295	—	—	20,300
Stock issued for directors fees on June 20, 2000	4.44	6,000	6	—	26,634	—	—	26,640
Stock issued for professional services on June 20, 2000	4.44	1,633	2	—	7,249	—	—	7,251
Stock issued for professional services on June 26, 2000	5.31	1,257	1	—	6,674	—	—	6,675
Stock issued for employee compensation on June 26, 2000	5.31	22,000	22	—	116,798	—	—	116,820
Stock issued for consulting services on June 26, 2000	5.31	9,833	10	—	52,203	—	—	52,213
Stock issued for promotional services on July 28, 2000	4.88	9,675	9	—	47,205	—	—	47,214
Stock issued for consulting services on July 28, 2000	4.88	9,833	10	—	47,975	—	—	47,985
Stock issued for consulting services on August 4, 2000	2.13	35,033	35	—	74,585	—	—	74,620
Stock issued for promotional services on August 16, 2000	2.25	25,000	25	—	56,225	—	—	56,250
Stock issued for consulting services on September 5, 2000	2.25	12,833	13	—	28,861	—	—	28,874
Stock issued for consulting services on September 10, 2000	1.50	9,833	10	—	14,740	—	—	14,750
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	—	8,643	—	—	8,653

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2005

		Common Stock			Additional		Deficit accumulated	Total stockholders’
	Price per			Common stock	paid -in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Stock issued for consulting services on November 4, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on December 20, 2000	0.50	19,082	19	—	9,522	—	—	9,541
Stock issued for filing services on December 20, 2000	0.50	5,172	5	—	2,581	—	—	2,586
Stock issued for professional services on December 26, 2000	0.38	12,960	13	—	4,912	—	—	4,925
Other stock issuance on August 24, 2000	2.13	2,000	2	—	4,258	—	—	4,260
Common shares cancelled		(55,000)	(55)	—	(64,245)	—	—	(64,300)
Net loss		—	—	—	—	—	(1,270,762)	(1,270,762)

Balance, December 31, 2000		15,645,935	15,646	—	1,437,873	—	(2,367,333)	(913,814)
Stock issued for consulting services on January 8, 2001	0.31	9,833	10	—	3,038	—	—	3,048
Stock issued for consulting services on February 1, 2001	0.33	9,833	10	—	3,235	—	—	3,245
Stock issued for consulting services on March 1, 2001	0.28	9,833	10	—	2,743	—	—	2,753
Stock issued for legal services on March 13, 2001	0.32	150,000	150	—	47,850	—	—	48,000
Stock issued for consulting services on April 3, 2001	0.25	9,833	10	—	2,448	—	—	2,458
Stock issued for legal services on April 4, 2001	0.25	30,918	31	—	7,699	—	—	7,730
Stock issued for professional services on April 4, 2001	0.25	7,040	7	—	1,753	—	—	1,760
Stock issued for consulting services on April 5, 2001	0.25	132,600	132	—	33,018	—	—	33,150
Stock issued for filing fees on April 30, 2001	1.65	1,233	1	—	2,033	—	—	2,034
Stock issued for filing fees on September 19, 2001	0.85	2,678	2	—	2,274	—	—	2,276
Stock issued for professional services on September 28, 2001	0.62	150,000	150	—	92,850	—	—	93,000
Stock issued for directors services on October 5, 2001	0.60	100,000	100	—	59,900	—	—	60,000
Stock issued for legal services on October 17, 2001	0.60	11,111	11	—	6,655	—	—	6,666
Stock issued for consulting services on October 18, 2001	0.95	400,000	400	—	379,600	—	—	380,000
Stock issued for consulting services on October 19, 2001	1.25	150,000	150	—	187,350	—	—	187,500
Stock issued for exhibit fees on October 22, 2001	1.35	5,000	6	—	6,745	—	—	6,751
Stock issued for directors services on November 2, 2001	0.95	1,000,000	1,000	—	949,000	—	—	950,000
Stock issued for consulting services on November 7, 2001	0.85	20,000	20	—	16,980	—	—	17,000

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2005

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Stock issued for consulting services on November 20, 2001	0.98	43,000	43	—	42,097	—	—	42,140
Stock issued for consulting services on November 27, 2001	0.98	10,000	10	—	9,790	—	—	9,800
Stock issued for consulting services on November 28, 2001	0.98	187,000	187	—	183,073	—	—	183,260
Intrinsic value of options issued to employees		—	—	—	2,600,000	(2,600,000)	—	—
Fair value of options issued to non-employees for services		—	—	—	142,318	—	—	142,318
Amortization of deferred compensation		—	—	—	—	191,667	—	191,667
Net loss		—	—	—	—	—	(2,735,013)	(2,735,013)

Balance, December 31, 2001		18,085,847	18,086	—	6,220,322	(2,408,333)	(5,102,346)	(1,272,271)
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	—	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	0.15 -0.25	—	—	389,875	—	—	—	389,875
Fair value of options issued to non-employees for services		—	—	—	54,909	(54,909)	—	—
Amortization of deferred compensation		—	—	—	—	891,182	—	891,182
Net loss for the year ended December 31, 2002		—	—	—	—	—	(2,749,199)	(2,749,199)

Balance, December 31, 2002		20,235,847	20,236	389,875	7,133,081	(1,572,060)	(7,851,545)	(1,880,413)
Common stock issued, previously paid for	0.15	1,425,000	1,425	(213,750)	212,325	—	—	—
Common stock issued, previously paid for	0.25	880,000	880	(220,000)	219,120	—	—	—
Stock issued for cash on March 20, 2003	0.25	670,000	670	—	166,830	—	—	167,500
Stock issued for cash on April 4, 2003	0.25	900,000	900	—	224,062	—	—	224,962
Stock issued for cash on April 8, 2003	0.25	100,000	100	—	24,900	—	—	25,000
Stock issued for cash on May 8, 2003	0.25	1,150,000	1,150	—	286,330	—	—	287,480
Stock issued for cash on June 16, 2003	0.25	475,000	475	—	118,275	—	—	118,750
Stock issued for legal services on June 27, 2003	0.55	83,414	83	—	45,794	—	—	45,877
Debt converted to stock on June 27, 2003	0.25	2,000,000	2,000	—	498,000	—	—	500,000
Stock and warrants issued for cash on July 11, 2003	0.25	519,000	519	—	129,231	—	—	129,750
Stock and warrants issued for cash on September 29, 2003	0.25	1,775,000	1,775	—	441,976	—	—	443,751
Stock and warrants issued for cash on October 21, 2003	0.25	1,845,000	1,845	—	459,405	—	—	461,250
Stock and warrants issued for cash on October 28, 2003	0.25	1,570,000	1,570	—	390,930	—	—	392,500
Stock and warrants issued for cash on November 19, 2003	0.25	500,000	500	—	124,500	—	—	125,000

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2005

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2005

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Intrinsic value of options issued to employees	—	—	—	—	248,891	(248,891)	—	—
Fair value of options issued to non-employees for services	—	—	—	—	55,381	(55,381)	—	—
Fair value of warrants issued for settlement costs	—	—	—		1,585,266	—	—	1,585,266
Fair value of warrants issued to non- employees for services	—	—	—	—	28,872	—	—	28,872
Amortization of deferred compensation	—	—	—	—	—	936,537	—	936,537
Net loss for year ended December 31, 2004	—	—	—	—	—	—	(6,803,280)	(6,803,280)

Balance, December 31, 2004		37,784,821	37,784	119,000	15,043,028	(76,068)	(17,130,888)	(2,007,144)
Common stock issued, previously paid for	1.00	69,000	69	(69,000)	68,931	—	—	—
Stock issued upon exercise of warrants, previously paid for	1.00	50,000	50	(50,000)	49,950	—	—	—
Stock issued for cash on January 20, 2005	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued upon exercise of warrants on January 31, 2005	0.40	500	1	—	199	—	—	200
Stock issued for cash on February 17, 2005	1.00	325,000	325	—	324,675	—	—	325,000
Stock issued for cash on March 31, 2005	1.00	215,000	215	—	214,785	—	—	215,000
Stock issued for cash on May 17, 2005	1.00	5,000	5	—	4,995	—	—	5,000
Stock issued for cash on June 7, 2005	1.00	300,000	300	—	299,700	—	—	300,000
Stock issued for cash on August 5, 2005	1.00	480,500	481	—	480,019	—	—	480,500
Stock issued for cash on August 9, 2005	1.00	100,000	100	—	99,900	—	—	100,000
Common stock paid for, but not issued (80,000 shares)	—	—	—	80,000	—	—	—	80,000
Finders fees related to stock issuances	—	—	—	—	(108,840)	—	—	(108,840)
Intrinsic value of options issued to employees	—	—	—	—	243,750	(243,750)	—	—
Fair value of options issued for settlement costs	—	—	—	—	31,500	—	—	31,500
Fair value of warrants issued for settlement costs	—	—	—	—	4,957	—	—	4,957
Fair value of warrants issued to non- employees for services	—	—	—	—	13,505	—	—	13,505
Amortization of deferred compensation	—	—	—	—	—	116,693	—	116,693
Warrants issued with convertible debentures	—	—	—	—	427,703	—	—	427,703
Intrinsic value of beneficial conversion associated with convertible debentures	—	—	—	—	430,737	—	—	430,737
Net loss for nine months ended September 30, 2005	—	—	—	—	—	—	(3,051,230)	(3,051,230)

Balance, September 30, 2005 (unaudited)		39,354,821	$39,355	$80,000	$17,654,469	$(203,125)	$(20,182,118)	$(2,611,419)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
FOR THE PERIOD FROM INCEPTION (FEBRUARY 18, 1998)
TO SEPTEMBER 30, 2005

		September 30,	Cumulative
	September 30,	2004	since
	2005	(as restated)	inception
Cash flows from operating activities
Net loss	$(3,051,230)	$(5,533,871)	$(20,182,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Fair value of options issued for services	—	—	171,190
Issuance of common stock for services	—	1,361,550	5,280,623
Issuance of options for legal settlement	31,500	—	31,500
Issuance of warrants for legal settlement	4,957	—	4,957
Issuance of warrants for services	13,505	—	13,505
Patent acquisition cost	—	1,585,266	1,610,066
Amortization of issuance costs	22,066	—	22,066
Amortization of deferred compensation	116,693	789,636	2,999,806
Depreciation	6,987	6,323	21,404
Changes in operating assets and liabilities:
Prepaid expenses and other	(1,898)	(50,000)	(4,500)
Income taxes payable	—	(5,991)	—
Accounts payable and accrued expenses	789,624	157,999	1,980,087

Net cash used in operating activities	(2,067,796)	(1,689,088)	(7,546,414)

Cash flows from investing activities
Purchase of property and equipment	(25,259)	(9,037)	(71,722)

Net cash used in investing activities	(25,259)	(9,037)	(71,722)

Cash flows from financing activities
Increase (decrease) in payables to related parties and shareholder	163,083	(6,425)	711,011
Advances from founding executive officer	—	—	517,208
Net proceeds from convertible debentures	858,440	—	858,440
Issuance of common stock for cash	1,342,860	766,600	5,887,631
Common stock issuable	73,600	235,000	73,600

Net cash provided by financing activities	2,437,983	995,175	8,047,890

Net increase (decrease) in cash	344,928	(702,950)	429,754

Cash, beginning of period	84,826	926,052	—

Cash, end of period	$429,754	$223,102	$429,754

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS — Continued (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
FOR THE PERIOD FROM INCEPTION (FEBRUARY 18, 1998)
TO SEPTEMBER 30, 2005

			Cumulative
	September 30,	September 30,	since
	2005	2004	inception
Supplemental disclosures of cash flow information

Cash paid during the year for

Interest	$—	$—	$—

Income taxes	$1,976	$—	$5,157

Non-cash investing and financing activities

Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000

Deferred compensation for stock options issued for services	243,750	304,272	3,202,931

Purchase of property and equipment financed by advance from related party	—	—	3,550

Conversion of related party debt to equity	—	15,000	515,000

Issuance of common stock in settlement of payable	—	113,981	113,981

Common stock, previously paid for	119,000	6,250	119,000

Finders fees accrued for issuance of common stock	1,000	64,928	1,000

Value of warrants and beneficial conversion feature of convertible notes	858,440	—	858,440
See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
1. Organization and basis of presentation
     Basis of presentation
The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Save the World Air, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements.
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
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
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
The Company’s primary historical focus has been on research and development of proprietary devices that are designed to reduce harmful emissions, and improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines and has not yet generated any revenues. The prototype devices are called “ZEFS” and “CAT-MATE.” Previously, the Company devoted the bulk of its efforts to complete the design, the development of production models and initial efforts for the promotion of products in the marketplace worldwide. The Company is currently in a transitional phase from research and development to initial marketing and early sales of its devices. Expenses have been funded primarily through the sale of company stock and debt. The Company has taken actions to secure the intellectual property rights to the ZEFS and CAT-MATE devices. In addition, the Company has initiated marketing efforts to international governmental entities in cooperation with the United Nations Environmental Programme (UNEP) and various original equipment manufacturers (OEMs), to eventually sell or license the ZEFS and CAT-MATE products and technology.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
2. Net loss per share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the nine months ended September 30, 2005 and 2004, the dilutive impact of outstanding stock options of 16,508,561 and 14,422,652 respectively, and outstanding warrants of 19,095,728 and 14,973,414 have been excluded because their impact on the loss per share is antidilutive.
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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
3. New accounting pronouncements — continued
The Company is currently evaluating the timing and manner in which it will adopt SFAS 123R. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, adoption of SFAS 123R’s fair value method will have an effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net loss and loss per share disclosures as shown above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption.
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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
4. Certain relationships and related transactions — continued
     Advances from founding executive officer — continued
In connection with the Company’s legal proceedings against Mr. Muller (see Note 9), the Company is attempting to obtain a judgment that will relieve the Company of $1,017,208, which represents all amounts due Mr. Muller. These amounts include the $500,000 due for the marketing and distribution rights of the ZEFS and the working capital advances of $517,208. The Company has been relieved of the $10 royalty interest that Mr. Muller held for each unit sold. In addition, the Company is also attempting to obtain a judgment that will divest and prevent any subsequent holders of the right to exercise options previously held by Mr. Muller for 10,000,000 shares of the Company’s common stock. Based on the status of current legal proceedings, the Company does not believe that it will have to pay Mr. Muller the $500,000 for the rights to the ZEFS device and the $517,208 of advances. The Company has not made any adjustments for the above in its financial statements as the matters have not yet been finalized.
     Due to related parties
Masry & Vititoe, a law firm in which Edward Masry, the Company’s Chief Executive Officer, is a partner, has advanced $179,561 and $36,478 as of September 30, 2005 and 2004, respectively, to the Company for working capital purposes. Advances by Masry and Vititoe are unsecured, non-interest bearing, and are due on demand. In April 2004, the Company issued 60,000 shares of common stock to convert $15,000 of an outstanding loan made to the Company by the wife of Edward Masry. The shares issued are valued at the current market price at the date of issuance of $91,800 resulting in additional charge to expense of $76,800, which was reflected as consulting expense in the financial statements for the nine months ended September 30, 2004.
5. Convertible debentures and warrants
On September 23, 2005, the Company completed a private offering of an of its 9% Convertible Notes due July 31, 2006 (the “Notes”) and Warrants to purchase shares of the Company’s common stock which expire August 31, 2007 (the “Warrants”). The Notes are convertible at $0.70 per share of common stock and the Warrants entitle the holder to purchase a number of shares of the Company’s common stock equal to 150% of the number of shares of common stock into which the Note is convertible. The Warrants are exercisable at a price of $1.00 per share.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
5. Convertible debentures and warrants — continued
During the quarter ended September 30, 2005, the Company issued Notes totaling $904,720 and paid related transaction fees of $46,280, resulting in net proceeds to the Company of $858,440. In addition to the cash paid for transaction fees, 43,268 additional Warrants were issued to certain placement agents. These Warrants expire August 31, 2010 and are exercisable at a price of $1.00 per share.
The aggregate value of the Warrants issued in connection with the offering and to the finder were valued at $427,703 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.02%; dividend yield of 0%; volatility factors of the expected market price of common stock of 83.59%; and an expected life of two to five years. The company also determined that the notes contained a beneficial conversion feature of $430,737.
The value of the Warrants of $427,703, the conversion option of $430,737, and the transaction fees of $46,280 are considered as debt discount and are being amortized over the life of the Notes. $22,066 of such discount has been amortized and included in the accompanying statement of operations for the three and nine months ended September 30, 2005. The remaining unamortized debt discount of $882,654 has been netted against the $904,720 Convertible Debentures on the accompanying September 30, 2005 balance sheet.
Subsequent to September 30, 2005, the Company issued an additional $96,658 of these Notes.
6. Capital stock
     Sale of equity securities
During the nine months ended September 30, 2005, the Company sold 1,451,000 units of common stock, of which 1,400,500 units consist of one share of common stock and one warrant to acquire a share of common stock at an exercise price of $1.50 per share, for net proceeds of $1,342,860. The 1,400,500 warrants were issued to investors as part of an equity agreement and were not ascribed any value in the accompanying financial statements.
In addition, the Company sold 80,000 units of common stock, of which 80,000 consist of one share of common stock and one warrant to acquire a share of common stock at an exercise price of $1.50 per share, for net proceeds of $73,600. The 80,000 warrants were issued to investors as part of an equity agreement and were not ascribed any value in the accompanying financial statements. As of September 30, 2005 the shares were not issued but the funds were received, and have been reflected as common stock issuable.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
6. Capital stock — continued
     Sale of equity securities — continued
During the nine months ended September 30, 2005, the Company issued 119,000 shares (of which 50,000 relates to the exercise of warrants) of common stock for which payment was previously received.
     Warrants
During the nine months ended September 30, 2005, the Company issued 10,000 warrants to an individual for settlement of a claim. The Company also issued 25,000 warrants to an individual in exchange for consulting services rendered. The warrants were valued at an aggregate amount of $18,462 using the Black Scholes pricing model and have been reflected in the accompanying statement of operations for the three and nine months ended September 30, 2005.
     Intrinsic value of employee options
During the years ended December 31, 2004 and prior, certain employee options were granted with exercise prices less the than fair market value of the Company’s stock at the date of grant. As the grants were to employees, the intrinsic value method, as allowed under APB No. 25, was used to calculate the related compensation expense. For the nine months ended September 30, 2005, the Company granted 2,085,909 options to certain employees, exercisable at amounts ranging from $0.85 to $1.10, vested over one year with a ten-year life, and $116,693 and $789,636 of deferred compensation costs were amortized and recognized as expense in the nine months ended September 30, 2005 and 2004 respectively.
7. Research and development
The Company has established a research and development facility in Queensland, Australia. The Company has expanded research and development to include applications of the ZEFS and CAT-MATE technology to diesel engines, motorbikes, boats, generators, lawnmowers and other small engines. The Company has also purchased test vehicles, test engines and testing equipment. The Company completed testing on ZEFS and CAT-MATE devices for multiple automobiles, trucks, motorcycles, off-road vehicles and stationary engines, the results of which have been provided to RAND Corporation (RAND) for evaluation. During 2004, RAND expanded its role with the Company and now oversees the Company’s research and development facility in Australia. The Company also uses third party research and development facilities in Los Angeles and San Jose, California for the development of our ZEFS and CAT-MATE devices. For the nine months ended September 30, 2005 and 2004, the Company has spent $1,066,068 and $1,565,177, respectively, on research and development.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
8. Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $3,051,230 and a negative cash flow from operations of $2,182,036 for the nine months ended September 30, 2005, and had a working capital deficiency of $1,652,579 and a stockholders’ deficiency of $2,611,419 at September 30, 2005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
9. Commitments and contingencies — continued
     Legal matters — continued
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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
9. Commitments and contingencies — continued
     Legal matters — continued
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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
9. Commitments and contingencies — continued
     Legal matters — continued
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
The Company was named as a defendant in a complaint filed before the Los Angeles Superior Court, Civ. No. BC 312401, by Terracourt Pty Ltd, an Australian corporation (“Terracourt”), claiming breach of contract and related remedies from promises allegedly made by the former president of the Company in 1999. Terracourt sought specific performance of the former president’s alleged promises to transfer to Terracourt an aggregate 480,000 shares of the Company’s common stock for office consultant and multimedia services. The complaint was filed on March 18, 2004. Terracourt also filed a Statement of Damages seeking costs of the lawsuit and general damages of $2 million. The case proceeded to trial in the Los Angeles Superior Court in May, 2005. In June, 2005, the Judge issued a statement of decision which denied Terracourt’s claims for 450,000 shares of stock, monetary damages, and costs of the lawsuit. The Court also ruled that Terracourt was entitled to receive an option exercisable for 30,000 shares of the Company’s common stock, exercisable at $.001 per share (par value). Both parties filed motions for a new trial on the issue of the opinion. Subsequently, the parties settled the lawsuit for a payment by the Company to Terracourt of $2,500 and asked the court to vacate the judgment and dismiss the lawsuit with prejudice, which action the court took on September 30, 2005.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
9. Commitments and contingencies — continued
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
     Employment agreements
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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
10. Restatement
During the year ended December 31, 2004, the Company discovered an error in the previously reported September 30, 2004 financial statements related to the valuation of shares issued for services and options granted to employees and non-employees. These financial statements reflect the correction of the error in the September 30, 2004 amounts. The correction of this error resulted in an increase in net loss of $931,742, an increase in additional paid in capital of $977,070 and an increase in deferred compensation of $47,210.
The effect of this restatement on the September 30, 2004 financial statement is as follows:

	As previously		As previously
	reported		reported
	Three months ending		Nine months ending
	Sept. 30, 2004	Restated	Sept. 30, 2004	Restated
Net loss	$2,661,971	$2,633,114	$4,602,129	$5,533,871
Paid in capital	$13,270,211	$14,247,281	$13,270,211	$14,247,281
Loss per share	$0.07	$0.07	$0.13	$0.16

Item 2. Management’s Discussion and Analysis or Plan of Operations
     This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward-looking statements include predictions regarding our future:
•	revenues and profits;

•	customers;

•	research and development expenses and efforts;

•	scientific test results;

•	sales and marketing expenses and efforts;

•	liquidity and sufficiency of existing cash;

•	pending and future financings;

•	technology and products;

•	the outcome of pending or threatened litigation; and

•	the effect of recent accounting pronouncements on our financial condition and results of operations.
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
     We are a development stage company that has not yet generated revenues. The company’s primary historical focus has been on research and development of proprietary devices that are designed to reduce harmful emissions, and improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines. We are currently in a transitional phase from research and development to initial marketing and early sales of our devices.
     Our devices are called “ZEFS” and “CAT-MATE.” Previously, we devoted the bulk of our efforts to the completion of the design, the development of our production models and initial efforts for the promotion of our products in the marketplace worldwide. Expenses have been funded primarily through the sale of company stock and debt. We have taken actions to secure our intellectual property rights to the ZEFS and CAT-MATE devices.
     During the third quarter of 2005, we established a product development and testing center in Morgan Hill, California, which we currently expect will be fully operational by December 2005. We are continuing our marketing efforts to international governmental entities in cooperation with the United Nations Environmental Programme (UNEP) and various original equipment manufacturers (OEMs), to eventually sell or license our ZEFS and CAT-MATE products and technology. We anticipate that these efforts will continue during the remainder of 2005. We sold our first devices early in the fourth quarter of 2005 and we will begin to generate revenue late in the fourth quarter of 2005 or early in 2006. We will need to raise additional capital in 2006, and possibly beyond, to fund our operational and other expenses until our revenue base grows sufficiently.
Results of Operations
     To date, we have not generated any revenues and our business continues in the development stage. We have focused our efforts on verifying and developing our technologies and devices and commencing marketing efforts for their license or sale. We began selling our devices after the end of the three-month period ended September 30, 2005, and we expect to begin generating revenue in late 2005 or early 2006.
     General and administrative expenses were $759,087 for the three-month period ended September 30, 2005, compared to $864,653 for the three-month period ended September 30, 2004 (as restated), a decrease of $105,566. This decrease is primarily attributable to a decrease in non-cash amortization of deferred compensation and corporate expenses, partially offset by increases in payroll expenses, professional fees, consulting fees, interest, office and computer expenses.
     General and administrative expenses were $1,983,186 for the nine-month period ended September 30, 2005, compared to $2,362,205 for the nine-month period ended September 30, 2004 (as restated), a decrease of $379,019. This decrease is primarily attributable to a decrease in non-cash amortization of deferred compensation, partially offset by increases in payroll expenses, professional fees, consulting fees, travel expense, office expense, corporate, interest and advertising expenses.
     Research and development expenses were $452,571 for the three-month period ended September 30, 2005, compared to $162,458 for the three-month period ended September 30, 2004 (as restated), an increase of $290,113. This increase is primarily attributable to an increase in research by RAND Corporation (“RAND”), product research, testing, product development and prototype expenses.
     Research and development expenses were $1,066,068 for the nine-month period ended September 30, 2005, compared to $1,565,177 for the nine-month period ended September 30, 2004 (as restated), a decrease of $499,109. This decrease is primarily attributable to a decrease in non-cash research, partially offset by increases in research by RAND, product research, testing, product development and prototype expenses.
     We expect our operating costs to increase during the balance of fiscal year 2005, primarily as a result of anticipated increases in research and development expenses, general and administrative expenses, and marketing expenses, as we continue production and sales activities during late 2005.
     We had a net loss of $1,211,658 or $.03 per share for the three-month period ended September 30, 2005, compared to a net loss of $2,633,114 or $.07 per share for the three-month period ended September 30, 2004 (as restated). We had a net loss of $3,051,230 or $.08 per share for the nine-month period ended September 30, 2005, compared to a net loss of $5.533,871 or $.16 per share for the nine-month period ended September 30, 2004 (as restated). We have relied upon our 2004 Stock Option Plan to compensate consultants and employees who have assisted in developing and executing our business plan. This reliance, together with issuances of stock by us in connection with private offerings of our securities, has significantly narrowed the loss per share by increasing the amount of the Company’s outstanding common stock. See “Liquidity and Capital Resources” below. We expect to incur additional net loss in the fiscal year ending December 31, 2005, primarily attributable to continued general and administrative expenses and marketing-related expenditures without the benefit of any revenue for the remainder of the year.

Liquidity and Capital Resources
     We have incurred negative cash flow from operations in the development stage since our inception in 1998. As of September 30, 2005, we had cash of $429,754 and an accumulated deficit of $20,182,118. Our negative operating cash flow since inception has been funded primarily through the sale of common stock, issuance of convertible notes, and, to a lesser degree, by proceeds we received from the exercise of options and warrants.
     The financial statements accompanying this report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $3,051,230 and a negative cash flow from operations of $2,182,036 for the nine-month period ended September 30, 2005 and had a working capital deficiency of $1,652,579 and a stockholders’ deficiency of $2,611,419 as of September 30, 2005. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
     From July 24, 2004 through July 22, 2005, we engaged in a private offering (the “Stock Offering”) of units comprised of shares of our common stock and one-year warrants to purchase an equal number of shares of common stock at an exercise price of $1.50 per share. The Stock Offering terminated on July 22, 2005. From July 1, 2005 through July 22, 2005, we received aggregate gross proceeds of $199,500 and aggregate net proceeds of $183,540 in connection with the sale of 199,500 shares of our common stock to nine purchasers. The total amount raised during the Stock Offering was $2,872,000 gross proceeds and $2,659,044 net proceeds. See Notes 5 and 10 to Notes to Financial Statements and Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.
     As disclosed in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2005, on July 25, 2005 we extended the expiration date of each of the warrants issued in the Stock Offering by 180 days from its original expiration date. No additional consideration was paid by the purchasers of the units for such extension.
     Between August 1, and September 23, 2005, we conducted a new offering (the “Interim Offering”) of our 9% convertible notes due July 31, 2006 and warrants. The notes are convertible into shares of our common stock at an initial conversion price of $.70 per share, anytime prior to maturity at the election of the noteholder and may be converted at our election under certain circumstances. The warrants are convertible, at $1.00 per share, for 150% of the number of shares into which the notes are convertible and may be exercised until August 31, 2007. The Interim Offering was made to the purchasers of the units in the Stock Offering and a limited number of individuals who are not “U.S. persons” as that term is defined in Rule 902 of Regulation S promulgated under the Securities Act of 1933, as amended. The total amount subscribed for in the Interim Financing was $1,501,378 gross proceeds ($1,428,432 net proceeds). Of this amount, $904,720 gross proceeds ($858,440 net proceeds) was received by the Company during the three-month period ended September 30, 2005, and the balance of $596,658 gross proceeds ($569,992 net proceeds) is expected to be received by the Company during the fourth quarter of 2005.
     We are relying on the proceeds of the Stock Offering and the Interim Offering to provide additional working capital for our needs for the next several months. We believe that we have sufficient cash to fund our operations through the remainder of 2005.
     We have also retained the services of an exclusive placement agent to work with us from September 1, 2005, to provide additional capital that we need to continue to execute on our business plan. In this regard, on October 10, 2005, we commenced an offering (the “Bridge Financing”) of our 9% subordinated convertible promissory notes and warrants. The Bridge Financing is being made exclusively through our placement agent. The Bridge Financing is ongoing and, as of the date of the filing of this Report, no sales have been consummated under the Bridge Financing.
     We believe that exercises of in-the-money options and warrants, with various expiration dates through 2007, may also provide some of the proceeds needed to meet our capital requirements, together with sales of our securities in connection with the efforts of our placement agent in the Bridge Financing and other financings we may undertake. However, there can be no assurance that additional equity or debt financing will be available or available on terms favorable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of, or eliminate, our research and development programs, reduce any marketing activities or relinquish rights to technologies that we might otherwise seek to develop or commercialize.
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
Stock-Based Compensation
     We account for stock-based compensation to employees as defined by using the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”
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
New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This Statement amends the guidance in APB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. This Statement will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition, results of operations, or cash flows.
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
     We were named as a defendant in a complaint filed before the Los Angeles Superior Court, Civ. No. BC 312401, by Terracourt Pty Ltd, an Australian corporation (“Terracourt”), claiming breach of contract and related remedies from promises allegedly made by the former president of the Company in 1999. Terracourt sought specific performance of the former president’s (Jeffrey Muller) alleged promises to transfer to Terracourt an aggregate 480,000 shares of our common stock for office consultant and multimedia services. The complaint was filed on March 18, 2004. Terracourt also filed a Statement of Damages seeking costs of the lawsuit and general damages of $2 million. The case proceeded to trial in the Los Angeles Superior Court in May, 2005. In June, 2005, the judge issued a decision which denied Terracourt’s claims for 450,000 shares of stock, monetary damages and costs of the lawsuit. The Court also ruled that Terracourt was entitled to receive an option exercisable for 30,000 shares of the Company’s common stock, exercisable at $.001 per share (par value). Both parties filed motions for a new trial on the issue of the option. Subsequently, the parties settled the lawsuit for a payment by the Company to Terracourt of $2,500 and asked the court to vacate the judgment and dismiss the lawsuit with prejudice, which action the court took on September 30, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three-month period ended September 30, 2005, the Company sold an aggregate 199,500 shares of common stock and warrants to purchase 199,500 additional shares of common stock at $1.00 per share, to certain investors in connection with the Company’s Stock Offering. Gross proceeds to the Company in connection with these issuances were $199,500 and net proceeds were $183,540.
     Between August 1, and September 23, 2005, we conducted the Interim Offering of our 9% convertible notes due July 31, 2006 and warrants. The notes are convertible into shares of our common stock at an initial conversion price of $.70 per share, anytime prior to maturity at the election of the noteholder and may be converted at our election under certain circumstances. The warrants are convertible, at $1.00 per share, for 150% of the number of shares into which the notes are convertible and may be exercised until August 31, 2007. The Interim Offering was made to the purchasers of the units in the Stock Offering and a limited number of individuals who are not “U.S. persons” as that term is defined in Rule 902 of Regulation S promulgated under the Securities Act of 1933, as amended. The total amount subscribed for in the Interim Financing was $1,501,378 gross proceeds ($1,428,432 net proceeds). Of this amount, $904,720 gross proceeds ($858,440 net proceeds) was received by the Company during the three-month period ended September 30, 2005, and the balance of $596,658 gross proceeds ($569,992 net proceeds) is expected to be received by the Company during the fourth quarter of 2005. Of the total number of warrants issued by the Company, warrants exercisable for 53,627 shares of the Company’s common stock were issued to the Company’s placement agent. If all of the warrants issued in the Interim Offering were exercised by all the warrant holders, the Company would be obligated to issue an additional 3,270,859 shares of its common stock to such persons.
     The issuances of shares, convertible notes and warrants described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, or Regulations D or S promulgated thereunder.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit No.	Description
10.1	Employment Agreement dated July 1, 2005 between the Company and John R. Bautista.

10.2	Lease dated August 15, 2005 between the Company and Thomas L. Jackson.

10.3	Form of the Company’s 9% convertible note issued in the Interim Financing.

10.4	Form of the Company’s stock purchase warrant issued in the Interim Financing.

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: November 11, 2005	SAVE THE WORLD AIR, INC.
	By:	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement dated July 1, 2005 between the Company and John R. Bautista.

10.2	Lease dated August 15, 2005 between the Company and Thomas L. Jackson.

10.3	Form of 9% convertible note issued in the Company’s Interim Financing.

10.4	Form of stock purchase warrant issued in the Company’s Interim Financing.

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)