Form 10KSB
period 2005-12-31
SAVE THE WORLD AIR INC
filed 2006-03-31
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☐
      If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☐
Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                         Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Registrant’s revenues for its most recent fiscal year: None.
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $104,045,355 as of March 10, 2006, based upon the closing price on the OTC Bulletin Board reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
     The number of shares of the Registrant’s Common Stock outstanding as of March 10, 2006 was 31,387,418 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-KSB.
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
Item 1. Business
     The discussion of our business is as of the date of filing this report, unless otherwise indicated.
General
     Overview
          We are a development stage company that is transitioning to operations. We have not yet generated revenues. Much of our focus remains on research and development of our proprietary and patented devices that are designed to reduce harmful emissions, and improve fuel efficiency and overall performance on equipment and vehicles driven by internal combustion engines. Our devices are called “ZEFS” and “CAT-MATE.” Historically, we have devoted the bulk of our efforts to the completion of the design, the development of our production models and the promotion of our products in the marketplace worldwide.
          During 2005, we also began to focus on the initial marketing of our devices. We entered into the first agreements for the distribution of our products in late 2005 and early 2006. We anticipate that we will begin delivering devices under these agreements commencing in the second quarter of 2006 and we currently believe that we will begin to generate revenue during the third quarter of 2006. In addition, we have initiated marketing efforts to international governmental entities in cooperation with the United Nations Environmental Programme (UNEP) and various original equipment manufacturers (OEMs), and the aftermarket to sell or license our ZEFS and CAT-MATE devices and technology.
          During the past four years, we have been acquiring new technologies, developing products using our technologies, conducting scientific tests regarding our technologies and prototype products, and initiating sales and marketing efforts. We have taken actions within the U.S. and internationally to secure our intellectual property rights to the ZEFS and CAT-MATE devices. In late 2003, the Company acquired worldwide intellectual property and patent rights to technologies which reduce carbon monoxide, hydrocarbon and oxides of nitrogen emissions in 2- and 4-stroke motorcycles, fuel-injection engines, generators and small engines. We acquired the worldwide manufacturing and marketing rights to the ZEFS device from its inventors.
                Expenses to date have been funded through the sale of company stock and the issuance of debt. We will need to raise additional capital during 2006 to fund our sales and marketing efforts, continuing research and development, and certain other expenses.
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
Governmental Mandates to Reduce Air Pollution
                The incomplete and inefficient burning of fossil fuel in internal combustion engines results in unburned gases, such as hydrocarbons and carbon monoxide being expelled as harmful emission as a by-product of the engine’s exhaust. These emissions have contributed to significant air pollution and depletion of the ozone layer that protects the world’s atmosphere from harmful ultraviolet radiation. As a result, the world has experienced significant deterioration to its air quality since the beginning of the 20th century and the problem has gotten progressively worse with each passing year. Forecasts published by the World Resources Institute indicate that this trend will continue to accelerate.
          Governments internationally recognize the serious effects caused by air pollution and have enacted legislation to mandate that engine manufacturers be required to reduce exhaust emissions caused by their products. As evidenced by the overwhelming participation in the establishment of the Kyoto Accord, most nations are moving towards tighter emissions control. The EU requires all member nations to adopt EURO3 emissions standards, and many Asian and Eastern European countries have also announced gradual phase-in of this standard. The cost of adding emissions control devices has always been a mitigating factor, shifting the cost burden to the consumer. In developing nations, where incomes are extremely low, economics and the lack of government resources have hampered progress. Nonetheless, we anticipate that the social and political realities of protecting our environment may result in further government mandates that manufacturers adopt better cost effective solutions, such as our ZEFS device, for reducing motor emissions.
Our Business Strategy
Our Devices
          Our principal business focus currently rests with development and distribution of devices designed to solve the complex problems caused by pollution from motorcycles, automobiles and other equipment driven by internal combustion engines and to improve the performance of those engines. We have designed and tested multiple versions of the ZEFS and CAT-MATE devices for use on 2- and 4-stroke carbureted and fuel injection gasoline engines and are currently in the process of adapting this technology to work on engines that use diesel fuels.

     ZEFS devices contain permanent rare-earth magnets, which produce a very strong magnetic field. This field, when arranged in specific manner of shape and strength, causes a molecular change in the fuel as it passes through the field. This in turn causes a drop in viscosity and surface tension in the fuel allowing finer atomization, resulting in a more optimized mixture and therefore more efficient combustion. Hence lower emissions, more horsepower and torque and improved fuel economy. The scientific theory behind the technology is explained in detail in the draft final report from the RAND Corporation, which oversaw our testing. ZEFS devices are easily fitted to the base plates of carburetors and fuel injection systems; the devices are compact, there are no moving parts. They are also inexpensive to produce, extremely durable and unaffected by poor quality fuel.
     Historically, manufacturers of vehicles, motorcycles, power sports equipment, boats and small utility motors have had very few technological options to reduce emissions to the strictest levels of current and future government standards. The approach used by engine manufacturers to address this mandate has thus far generally taken the form of installing catalytic converters, which work on the principle of super heating gases within the exhaust manifold after the damaging gases have been created through internal combustion.
     These traditional devices are expensive, and sensitive to the poor quality and adulterated fuel that is commonly found in developing nations. Bad fuel can permanently damage a catalytic converter with the first tank full, whereas the ZEFS device is unaffected by the problem of bad fuel. Catalytic converters also do not share the benefits of ZEFS technology of increased fuel efficiency and performance. In fact, in many cases catalytic converters are detrimental to mileage and power.
     CAT-MATE devices enhance the function of common catalytic converters, when incorporated into their design. The device consists of a series of specifically shaped steel rings that, when placed in line with the exhaust flow before and/or after the catalytic substrate, facilitates acceleration in heat rise in the converter. This allows the converter to ignite quicker and easier on small displacement motors, which build heat much slower than do large displacement models. CAT-MATE also helps retain heat in the converter, allowing it to stay lit under idling and low RPM operation. Small motors, especially 2-stroke versions, are subject to low exhaust velocity and heat during idling, which causes most converters to extinguish and then become fouled with oil and contaminants eventually rendering them difficult to relight or useless.
     CAT-MATE devices are not only designed to perform the functions stated above on both 2- and 4-stroke gasoline engines, along with diesel motors, but also perform as well as or better than an OEM catalytic converter, at a fraction of their cost. Specifically, CAT-MATE is designed for use on two- and four-stroke motorcycles, off-road and marine vehicles, generators, lawn mowers, on stationary implements and on “carbureted” and fuel injection motor vehicles.
     Testing by the Company’s own R&D efforts, as well as by independent sources, has demonstrated that the use of ZEFS and CAT-MATE devices generate significant reductions in hydrocarbon, oxides of nitrogen and carbon monoxide emissions and, in the case of ZEFS devices, also improves gas consumption and mileage performance.
     Research and Development
     We are actively continuing our development of the ZEFS and CAT-MATE devices for use on gasoline and diesel powered engines and have taken steps to finalize devices to fit on carbureted, throttle body and multi-port fuel injection systems. We have used these prototype devices as demonstration units, during presentations, before manufacturers. It is our objective to facilitate the adoption of this technology by engine, carburetor, muffler and exhaust manufacturers.
     We have successfully developed multiple ZEFS devices for use on one-, two- and four-barrel carbureted engines and created production CAD drawings for these devices and produced multiple samples using aluminum housings and pre-production prototypes made of high temperature polymers. We have also created several prototype devices for use on fuel injection engines.

     Because of the complexity and enormity of the task of designing variants of ZEFS and CAT-MATE devices to fit every make and model, we rely on the cooperation of manufacturers to support this function, including engineering, marketing, and installation of the devices. Additionally, we are cognizant that in order to preserve the integrity of the warranties provided by manufacturers, they must be involved in the process of designing and installing the ZEFS and CAT-MATE devices on legacy vehicles. We envision that a cooperative venture between manufacturers and us will result in the most optimal mechanism for the installation of ZEFS and CAT-MATE devices on the greatest percentage of vehicles possible, through agreements between the company, manufacturers and their dealerships.
     We are also engaged in the research and development of ZEFS and CAT-MATE devices for use on diesel engines, such as those used on trucks, buses, heavy equipment and generators. Because these types of vehicles use engines provided from Cummins, Caterpillar, or Detroit Diesel almost exclusively, the number of ZEFS and CAT-MATE variants needed to service these fleets is considerably less than the number required to satisfy other markets. This fact alone makes entry into the diesel engine market extremely attractive for our business, offering a large number of potential customers with a minimum of expense for research and development of product variants.
          In the third quarter of 2005, we established a state-of-the-art research and product development facility in Morgan Hill, California, to compliment our R&D center in Queensland, Australia. We have completed testing of ZEFS and CAT-MATE devices for multiple automobiles, trucks, motorcycles, off-road vehicles and stationary engines, the results of which have been provided to RAND for evaluation. RAND was responsible for overseeing our R&D when that effort was based in Queensland. In connection with the establishment of our Morgan Hill facility, we transitioned the major focus of our R&D from Queensland to Morgan Hill. RAND assisted us in setting up our testing protocols at Morgan Hill. Our Queensland facility now focuses on novel technology research under the direction of our senior engineer and consultant, Adrian Menzell. RAND has now completed the majority of its work for us and is focusing on finalizing its report to us on the theoretical and technical issues relating to magnetism and fuels. In early 2005, we phased out the use of our third party R&D and testing facility in Los Angeles, California.
          We spent $1,873,464 in fiscal year 2004 and $1,150,361 in fiscal 2005 on research and development. Please see Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operations” and Note 9 to Notes to Financial Statements for a more complete understanding of our research and development expense in 2005.
     Independent Laboratory and Scientific Testing
          The four internationally recognized emissions standards testing agencies for the certification of motor vehicles, parts, systems and aftermarket devices are the United States Environmental Protection Agency (EPA), California Air Resources Board (CARB), United Kingdom Vehicle Certification Agency (VCA) and TUF (Germany/EU).
          We have performed independent laboratory testing of our ZEFS and CAT-MATE devices in order to gain better market acceptance by manufacturers and governmental regulatory officials. Research and testing using government standard test equipment in the United States, Thailand and Hong Kong has demonstrated that the ZEFS and CAT-MATE devices may lead to engine emissions, such as carbon monoxide, oxides of nitrogen and hydrocarbons, while also improving fuel consumption and performance.
          In December 2002, we retained RAND to study the validity and market potential of our technology. RAND determined then that sufficient theoretical basis exists to warrant entry into a comprehensive product-testing program. As a result, in May 2003, we entered into an arrangement in which RAND would coordinate and supervise both a theoretical scientific study of the concepts underlying the ZEFS device as well as an empirical study. In response to an RFP that RAND sent to 14 universities in the US, Temple University in Philadelphia, Pennsylvania was chosen to research our technology. Draft reports have been provided by RAND and their final report is in the process clearing peer review.

          Tests of our CAT-MATE device on a Honda 2-stroke NSR 150 motorcycle and a Warrior 2-stroke 63cc generator conducted by Hong Kong Exhaust Emissions Laboratory (HKEEL) in July and August 2004 showed that CAT-MATE devices reduce emissions of carbon monoxide (CO), oxides of nitrogen (NOX) and hydrocarbons (THC). These results were certified by United Kingdom’s VCA in January 2005.
     In emissions and fuel economy tests conducted in 2004 and 2005 at Automotive Testing and Development Services, Inc. in Ontario, California Emissions, and in 2005 at Northern California Diagnostics Laboratory in Napa, California, both EPA-approved testing laboratories, on a CAT-MATE device within the OEM exhaust system of a 1995 Mexican fuel injected Volkswagen Beetle taxi, showed significant reductions of CO, NOX and THC emissions, compared to the in-place original OEM exhaust system.
          Additional testing of our ZEFS device was conducted in December 2005 on a used 4-stroke motorcycle in Bangkok, Thailand at Automotive Emission Laboratory, Pollution Control Department, Ministry of Natural Resources and Environment of Thailand, and was performed jointly with S.P. Suzuki of Thailand, the authorized distributor of Suzuki products in Thailand. These certified test results surpassed ‘hot start’ EURO 2 standards in all three of the harmful exhaust emissions, CO, NOX and THC, by the following amounts:

	THC	NOx	CO
EURO2 Standard	1.20 g/km	0.30 g/km	5.50 g/km
With ZEFS Device	0.52 g/km	0.10 g/km	1.42 g/km
% Below EURO2	56%	65%	74%
          In addition, during the testing horsepower increased at all ranges, peaking at 18.8% at 50km/h and fuel economy increased 33% over the baseline tests.
          The most recent testing was conducted in early March 2006 at HKEEL, a certified laboratory of the United Kingdom’s VCA. In multiple certified tests of our ZEFS device on a new Chinese-manufactured carbureted 4-stroke Suyijia SZK125 motorcycle. These certified test results surpassed EURO3 standards for motorcycles of 150cc or less in all three of the harmful exhaust emissions, CO, NOX and THC, by the following amounts:

	THC	NOx	CO
EURO 3 Standard	0.8 g/km	0.15 g/km	2.0 g/km
With ZEFS Device	0.33 g/km	0.108 g/km	1.86 g/km
% Below EURO 3	59%	28%	7%
          In addition, during the testing fuel economy increased 7% over the baseline tests.
          Of further note of the recent HKEEL testing, is the fact that it is difficult to meet EURO 3 guidelines because the testing includes a “cold start” phase. The “cold start” phase includes exhaust emissions created when a motor is started after an 8-hour cold soak. It is during this warm-up time that engines produce their highest level of emissions. This is also where many catalytic converters fail because they must be heated to about 300 degrees (Fahrenheit) to begin working effectively.

Marketing
     In October 2004, we commenced marketing efforts for our emission control and performance-enhancing ZEFS and CAT-MATE technologies and these efforts continued throughout 2005. We are focused on selling or licensing our technologies and devices domestically and internationally to motorcycle, automobile, carburetor, fuel-injection and diesel engine manufacturers as well as, exhaust and muffler original equipment manufacturers (OEMs) and the after-market. We have presented our ZEFS and CAT-MATE technologies to OEMs in the United States, Asia and Europe.
     We entered into our first distribution agreements for our products in late 2005 and early 2006. Our first two US distributorship agreements with Team Phantom of Alaska and Motorcycle Products Consulting of California, provides for the sale of our ZEFS devices in the North American OEM and after-market for motorcycles through the distributors to certain named prospective purchasers.
     In January 2006, we entered into our first international distributorship agreement, with Golden Allied Enterprises (Group) Co., Ltd. (“GAE”). The agreement provides that GAE will serve as our exclusive distributor for our ZEFS and CAT-MATE devices in the People’s Republic of China. The agreement with GAE is conditioned upon our ZEFS device achieving EURO2 standards in tests to be conducted in Shanghai. These tests are currently scheduled for April 2006.
     Based on the success of recent testing of our ZEFS device meeting EURO3 standards, we now also intend to seek distribution opportunities for our devices in Europe, in addition to our marketing efforts in the United States and Asia. See “Independent Laboratory and Scientific Testing” above.
     We also intend to pursue marketing of our products in developing nations of the world. Harmful exhaust emissions from motorcycles and automobiles in developing countries is at the highest levels because of the continued widespread use of older models with either no or malfunctioning catalytic converters. We intend to continue to work with governments worldwide at all levels, together with industry, to capitalize on our technology to achieve what we know to be common global environmental objectives.
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
     We also participated in a United Nations sponsored Summit in Lake Toba, North Sumatra, Indonesia in March 2005. This resulted in an announcement by the Lake Toba Summit Chair, Nico Barito, endorsed by HRH Sri Sultan Hamengkubowono X of Yogyakarta and the Governor of North Sumatra, Razil Nurdin, of two pilot programs intended to minimize carbon monoxide emissions, hydrocarbons and oxides of nitrogen, by installing our devices on 10,000 student motorcycles at universities in Yogyakarta and Medan in Indonesia. We expect to deliver the first installment of our devices for this project during the second quarter of 2006. While this project is not expected to generate any revenue for us, we believe that it will provide evidence of the utility of our low-cost, easy-to-install technologies in developing countries, which may then seek ways to finance the purchase of our products.
Competition
     The automotive and motor engine industry is highly competitive. We have many competitors in the United States and throughout the world developing technologies to make engines more environmentally friendly and fuel efficient. Many of our competitors have greater financial, research, marketing and staff resources than we do. For instance, automobile manufacturers have already developed catalytic converters on automobiles, in order to reduce emissions. While we believe that our technology has greater benefits, it may be unable to gain market acceptance. Furthermore, research and development throughout the world is constantly uncovering new technologies. Although we are unaware of any technologies that compete directly with ours, there can be no assurance that any existing or future technology is or will be superior to our ZEFS and CAT-MATE devices.

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
Intellectual Property
     In December 1998, the Company acquired all of the marketing and manufacturing rights to the ZEFS technology from the purported inventor of the technology in exchange for 5,000,000 shares of our common stock, $500,000 and $10 royalty for each unit sold. In November 2002, under our settlement with the bankruptcy trustee for the estate of the purported inventor and his wife, the trustee transferred all ownership and legal rights to the international patent application for the ZEFS device to us. In exchange for these rights, we gave the bankruptcy trustee an option to purchase 500,000 shares of our common stock at $1.00 share and $0.20 royalty on each device we sell. See “Part I, Item 3. Legal Proceedings” and Note 1 to Notes to Financial Statements” below.
     In May 2002, we settled a dispute with Kevin “Pro” Hart, who claimed proprietary rights to the ZEFS technology. He assigned to us all his rights to the ZEFS technology in exchange for an option to purchase 500,000 shares of our common stock at $1.00 share and a $0.20 royalty on each device we sell. Mr. Hart currently serves as a member of our Advisory Board. See “Advisory Board” below.
     The CAT-MATE technology was created by Adrian Menzell, a member of our research team in Australia. On August 20, 2003, Mr. Menzell filed preliminary Australian patent application #2004900192 for the CAT-FLAP. This technology was enhanced and on June 4, 2004, Mr. Menzell filed preliminary Australian patent application #2004903000 for the CAT-MATE. On September 1, 2003, we entered into an Assignment Agreement with Mr. Menzell, pursuant to which this technology was assigned to us in exchange for 20,000 shares of our common stock and a royalty of $.25 for each CAT-MATE device sold. On June 26, 2004, we received a deed of assignment from Mr. Menzell and each pending patent application was transferred to our name. Mr. Menzell currently serves as our senior engineer and a consultant to our company.
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
     ZEFS MK1—Device For Saving Fuel and Reducing Emissions. This fuel saving device has a disk- like nonmagnetic body provided with a central opening and a number of permanent magnets having opposed polarities positioned about the central opening to provide multidirectional magnetic fields. The device is positioned in a fuel air mixture to reduce emissions.

     The following table summarizes the status of the ZEFS MK1 patent application in the following countries:

Country	Number	Filing date	Status
Australia	2001258057	21 May 2001	GRANTED

Bosnia & Herzegovina	BAP 021290A	21 May 2001	Short Term Patent GRANTED. Apply for Standard Patent by 21/05/2009

Brazil	0111365-8	21 May 2001	Examination requested 5 September 2003. Report expected mid 2007

Bulgaria	107391	21 May 2001	Awaiting examination

Canada (small entity status)	2409195	21 May 2001	Examination to be requested by 21 May 2006

China	01809802.9	21 May 2001	Under examination — response filed

Columbia	02115018	21 May 2001	Examination requested 23 July 2004.

Croatia	P20020982A	21 May 2001	Examination requested 29 August 2005

Czech Republic	PV 2002-4092	21 May 2001	Under Examination

Eurasian +++	200201237	21 May 2001	GRANTED

Europe ++	019331222.2	21 May 2001	Awaiting examination

Georgia	4098/01-2002	21 May 2001	GRANTED

Hong Kong	04100327.0	21 May 2001	Automatic grant upon grant of the Chinese application

Hungary	P 03 01796	21 May 2001	Examination to be requested by 28 April 2006.

India	IN/PCT/2002/01523	21 May 2001	Examination requested May 2005.

Indonesia	WO0200202844	21 May 2001	Examination requested November 2003

Israel	152902	21 May 2001	Allowed/accepted — awaiting grant

Korea [South]	2002-7015531	21 May 2001	Examination to be requested by 21 May 2006

Japan	586731/2001	21 May 2001	Examination to be requested by 21 May 2008

Mexico	PA/A/2002/011365	21 May 2001	Awaiting examination

Morocco	PV/26.964	21 May 2001	GRANTED

New Zealand	523113	21 May 2001	GRANTED

Norway	20025531	21 May 2001	Awaiting examination

Poland	P358837	21 May 2001	Awaiting examination

Serbia/Montenegro	P-870/02	21 May 2001	Examination requested December 2002

Singapore	93310 [WO 01/90562]	21 May 2001	GRANTED

South Africa	2002/10013	21 May 2001	GRANTED

Sri Lanka	12918	21 May 2001	Awaiting examination

Trinidad & Tobago	TT/A/2002/00213	21 May 2001	Allowed/accepted — awaiting grant.

Ukraine	20021210144	21 May 2001	Allowed/accepted — awaiting grant.

United States	10/275946	21 May 2001	GRANTED

Vietnam	1-2002-01168	21 May 2001	Response to Office Action filed with IPO

++	European patent application covers Austria Belgium Switzerland Liechtenstein Cyprus Germany Denmark Spain Finland France Great Britain Greece Ireland Italy Luxembourg Netherlands Portugal Sweden Turkey Lithuania Latvia Slovenia Romania Macedonia.

+++	The Eurasian Patent Convention was signed on September 9, 1994 in Moscow by the Heads of the Governments of the Republic of Azerbaijan, the Republic of Armenia, the Republic of Belarus, Georgia, the Republic of Kazahkstan, the Kyrgyz Republic, the Republic of Moldova, the Russian Federation, the Republic of Tajikistan and Ukraine .

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
          The priority date is July 19, 2003 from Australian patent application 2003903626.
          The following table summarizes the status of the ZEFS MK2 patent application in the following countries:

Country	Number	Filing Date	Status
Taiwan	92134811	July 19, 2003	Granted

International	PCT/AU2004/000950	July 15, 2004	Clear International Search Report issued. Clear International Preliminary Examination Report issued.
     Approximately 125 countries are covered by the PCT. National Patent Applications were filed on or before January 15, 2006.
     ZEFS MK3—Emission Control Devices. This emission control device is particularly suited for fuel injection systems which has an elongate body formed with one or more channels and a number of permanent magnets is positioned in the channels. The device sits on a fuel rail.
     The priority date is November 4, 2003 from Australia patent application 2003906094.
     The following table summarizes the status of the ZEFS MK3 patent application in the following countries:

Country	Number	Filing Date	Status
Thailand	095155	November 3, 2004	Awaiting Examination

International	PCT/AU2004/001518	November 4, 2004	Demand for International Preliminary Examination filed June 8, 2005 — awaiting report.
     Approximately 125 countries are covered by the PCT. National Patent Applications are due by May 4, 2006.
     CAT-MATE Patent Applications
     CAT-FLAP (Afterburner) —Improvements in or Relating to Emission Control Systems. A catalytic converter is provided in an engine exhaust flow to reduce emissions. A valve is provided downstream from the catalytic converter. The valve is in a closed position when the exhaust flow volume is low to keep the hot exhaust gas around the catalytic converter to keep the catalytic converter within its operational temperatures. When the exhaust flow volume is high (e.g. the engine is revving) the catalyst is kept at its operational temperature by normal gas flow and valve is opened to not impede exhaust flow. A simple hinge flap is one method by which this can be achieved.

Country	Number	Filing date	Status
Thailand	096762	4 January 2005	Application filed — awaiting examination

Taiwan	93140533	24 December 2004	Application filed. Substantive examination to be requested by 24 December 2007.

Malaysia	PI20050041	6 January 2005	Application filed — awaiting examination.

International	PCT/AU2004/001821	23 December 2004	IPE requested 21 June 2005 — awaiting report. Awaiting Written Opinion
     The priority date is January 16, 2004 from Australian patent application 2004900192.
     Approximately 125 countries are covered by the PCT. National Patent Applications are due by July 8, 2006.
     CAT-MATE—Inline Exhaust Device to Improve Efficiency of a Catalytic Converter. A set of rings is placed downstream from the catalytic converter to re-radiate heat to the catalytic converter to keep the converter working at a warmer temperature and therefore greater efficiency.
     The priority date is June 4, 2004 from Australian patent application 2004903000.
     This invention was incorporated into the specifications filed pursuant to the CAT-FLAP invention.
     Method and Apparatus for Treatment of a Fluid (Temple University). This is an apparatus for the magnetic treatment of oils to improve viscosity.

Country	Number	Filing date	Status
GCC*	GCC/P/2005/5066	22 August 2006	Application filed — awaiting examination.

International **	PCT/AU2005/000688	13 May 2005	Clear ISR received.

*          The GCC application covers Kuwait, Oman, Qatar, Saudi Arabia, the United Arab Emirates, and Bahrain.
**        This application is in the name of Temple University of the Commonwealth System of Higher Education.
     The priority date is May 14, 2004 from Australian patent application 2004902563.
     Approximately 125 countries are covered by the PCT. National patent applications are due by November 14, 2006.
     Device for Saving Fuel and Reducing Emissions. This device is similar to the Mark I device but uses stacked magnets.
     The priority date is June 21, 2005 from Australian patent application 2005903248.
     Under the terms of the Paris Convention, the Australian patent application provides “cover note” type protection for 12 months (i.e. until June 21, 2006) in all countries that are party to the Paris Convention, and there are over 160 countries, including all the major economies.

          Prior to June 21, 2006, it will be necessary to file an International patent application to keep patent rights pending in over 120 countries. We intend to make this filing in a timely manner.
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
Employees
          As of December 31, 2005, we had seven full-time employees and seven part-time employees. As of such date, we also utilized the services of three full-time consultants in our R&D facility in Australia and three additional part-time consultants to assist us with various matters, including marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.
Advisory Board
          Our Advisory Board provides specific expertise in areas of research and development relevant to our business and meets with our management personnel from time to time to discuss our present and long-term research and development activities. Our Advisory Board members are:
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
          We have not yet generated any revenue from operations and, accordingly, we have incurred net losses every year since our inception in 1998. Although we expect to generate revenue beginning in 2006 from sales of our ZEFS and CAT-MATE devices, we anticipate net losses and negative cash flow to continue for the foreseeable future until such time as our products are brought to market in sufficient amounts to offset operating losses. As planned, we have significantly expanded both our research and development efforts, and our sales and marketing efforts, during the past year. Consequently, we will need to generate significant additional revenue to fund our operations. This has put a proportionate corresponding demand on capital. Our ability to achieve profitability is entirely dependent upon our research and development efforts to deliver a viable product and the company’s ability to successfully bring it to market. Although our management is optimistic that we will succeed with marketing the ZEFS and CAT-MATE devices we cannot be certain as to timing or whether we will generate sufficient revenue to be able to operate profitably. If we cannot achieve or sustain profitability, we may not be able to fund our expected cash needs or continue our operations.

     We will need additional capital to meet our operating needs, and we cannot be sure that additional financing will be available.
          As of December 31, 2005 and thereafter, our expenses ran, and are expected to continue to run, at a “burn rate” of approximately $350,000 per month. Our current capital resources will be sufficient to fund operations only through May 2006, and we will require additional capital in order to operate beyond this date. In order to fund our capital needs for the foreseeable future, we intend to begin a private offering in the first or second quarter of 2006 for the sale of our common stock for an amount that would provide us sufficient capital for the remainder of 2006 and the foreseeable future thereafter. Management cannot predict with certainty that the offering will be successful to provide adequate funds, or any funds at all. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits are likely to be materially and adversely affected.
     We will need additional capital to repay certain short-term debt as it matures during 2006.
          We issued an aggregate of $1,075,000 of our 9% convertible subordinated notes to investors in late 2005 and early 2006 (the “Bridge Notes”). The Bridge Notes mature on the earlier of May 31, 2006 or the successful completion of an offering of our securities of $5,000,000. We intend to begin a private offering in the first or second quarter of 2006 for the sale of our common stock for an amount that would provide us sufficient capital for the repayment of the Bridge Notes, among other things.
          In addition, we also issued an aggregate of $1,501,378 of our 9% convertible subordinated notes (the “Investor Notes”) due July 31, 2006 to certain investors. The Company may, at its option, require that the Investor Notes be converted into shares of our Common Stock if we raise at least $5,000,000 in new financing.
          Management cannot predict with certainty that the planned stock offering in 2006 will be successful to provide adequate funds, or any funds at all, to repay the Bridge Notes or to require the conversion of the Investor Notes on or prior to their respective maturity dates. If we do not raise adequate funds, we would be unable to repay these obligations as they mature during 2006.
     As a company with an unproven business strategy, our limited history of operations makes evaluation of our business and prospects difficult.
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
     The commercial viability of the ZEFS and CAT-MATE devices remains largely unproven and we may not be able to attract customers.
          Despite the fact that have entered into our first distribution agreements, to the best of our knowledge, no consumer or automobile manufacturer has used the ZEFS or CAT-MATE devices to reduce motor vehicle emissions to date. Accordingly, the commercial viability of our devices are not known at this time. If commercial opportunities are not realized from the use of the ZEFS and CAT-MATE devices, our ability to generate revenue would be adversely affected.
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
          A large portion of our expenses, including expenses for our facilities, equipment and personnel, is relatively fixed and not subject to significant reduction. In addition, we expect our operating expenses will continue to increase significantly in 2006 as we further increase our research and development, production and marketing activities. Although we expect to generate revenues from sales of our products in the future, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.
     If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve profitability.
          Our future success is substantially dependent on the efforts of our senior management, particularly Eugene Eichler and Bruce McKinnon. The loss of the services of members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel. There is intense competition among specialized automotive companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit key marketing, scientific and technical personnel, the growth of our business could be substantially impaired. We do not maintain key man insurance for any of these individuals.
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
Item 2. Properties
          Our principal executive offices consist of leased space in North Hollywood, California. We lease this space from KZ Golf, Inc., pursuant to a lease we entered into on October 16, 2003 and which expired on October 16, 2005. We exercised an option to renew the lease, which now expires on October 13, 2007. Through October 16, 2005, the rent was $3,400 per month for approximately 1,225 square feet, and for comprehensive office support services, including reception, parking and conference facilities. During the new lease term, the rent is $3,740 per month. We believe that our North Hollywood facility is adequate for our current and planned administrative activities, and can provide additional space if required by us in the future.
     Bruce H. McKinnon, our President and a director, is an owner of KZ Golf, Inc. Management believes that the terms of the lease with KZ Golf, Inc. are no less favorable than what we would have had to pay for equivalent space and comparable services with an unaffiliated party.
     Our research and development facility located in Queensland, Australia is leased. We entered into the lease for this facility on November 15, 2003 for a term of two years, and extended the lease on a month-to-month basis thereafter until March 14, 2006. The rent during this period was AUD $1,292 (approximately US $956) per month. On March 14, 2006, we entered into a new lease for this facility for a term of two years commencing March 15, 2006 at a rent of AUD $1462 (approximately US $1,082). Upon the termination of the term of the lease, we have the option to renew the lease up to two times, each for an additional two-year term, at an increase over the base rent of the greater of 5% or the increase in the annual consumer price index in Australia. We believe that our present research and development facility is adequate for our current and planned activities and that suitable additional or replacement facilities in the Queensland area are readily available on commercially reasonable terms should such facilities be needed in the future.
     Our engineering, production and testing facility is located in Morgan Hill, California. The lease for this facility was entered into on September 1, 2005 and amended on February 1, 2006. The term is for two years, expiring on August 31, 2007. The base rent is $4,160 per month for approximately 5,600 square feet of industrial usage space, and is renewable, at our option, for two additional years at the then prevailing market rate. We believe that this space is adequate for our current and planned engineering, production and testing activities.
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
     Both the SEC and we filed Motions for Summary Judgment contending that there are no material issues of fact in contention and as a matter of law, the Court should grant a judgment against Mr. Muller and the cross-defendants. Mr. Muller filed a response contending the motions are without merit or substance.
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
     On November 16, 2005, the Court granted the SEC’s motion for summary judgment. In granting the motion, the Court has barred Mr. Muller from serving as an officer or director of a public company for a period of 20 years, ordered Mr. Muller to disgorge any shares of our stock that he still owns and directed the Company to cancel any issued and outstanding shares of our stock still owned by Mr. Muller. Mr. Muller was also ordered to disgorge to the SEC unlawful profits in the amount of $7.5 million and a pay a civil penalty in the amount of $100,000. Acting in accordance with the ruling and decision of the Court, we have canceled (i) 8,047,403 shares of its common stock held by Mr. Muller and/or his affiliates, (ii) options to acquire an additional 10,000,000 shares of our common stock held by Mr. Muller personally and (iii) $1,017,208 of debt which Mr. Muller claimed was owed to him by the Company. See Note 3 to Notes to Financial Statements and “Management’s Discussion and Analysis and Results of Operations — Liquidity and Capital Resources”.
     A final decision on the motion for summary judgment filed by us, which potentially would terminate the ongoing litigation, is still pending. Should the Court not grant summary judgment in our favor, the case will be scheduled for final disposition in a trial. Although the outcome of this litigation cannot be predicted with any degree of certainty, we are optimistic that, based upon previous developments in the litigation and the Court’s granting of the SEC’s motion for summary judgment, the Court’s ruling on our motion for summary judgment will either significantly narrow the issues for any later trial or will result in a final disposition of the case in a manner favorable to us.

     In April 2005, Jeffrey A. Muller, the Company’s former sole director and executive officer, filed a complaint against us in the Federal District Court for the Central District of California, seeking declaratory and injunctive relief and alleging unfair competition in connection with a claimed prior patent interest in the ZEFS device and stock option rights. In seeking declaratory relief, Mr. Muller is seeking to have the patent rights in the ZEFS device that were previously transferred to us by Mr. Muller’s bankruptcy trustee declared null and void.
     This recent lawsuit brought by Mr. Muller arose out of the same claims that are the subject of ongoing litigation in the Federal District Court for the Southern District of New York, in which we have previously obtained a preliminary injunction against Mr. Muller barring him from any involvement with the Company and preventing Mr. Muller, his agents or assigns, from exercising any claimed rights to our assets or stock. Mr. Muller previously filed the same complaint in the Federal District Court for the Southern District of New York, which claim is still pending. On December 28, 2004, Federal District Court Judge George B. Daniels issued a decision dismissing motions filed by Mr. Muller against our cross-claims. The dismissal of those motions involved similar causes of action as those contained in Mr. Muller’s recent lawsuit commenced in the Federal District Court for the Central District of California. Since the case in New York is still pending, we believe that the filing of the new lawsuit in California is subject to various defenses which should result in the dismissal of the new lawsuit.
     On January 25, 2006, Mr. Muller’s complaint, filed in the California District Court and transferred to the Federal Court in the Southern District of New York, was assigned to Judge George B. Daniels. It is expected that the Court will consolidate that complaint with the already pending claims encompassed within our Motion for Summary Judgment. While we believe that we have valid claims and defenses, there can be no assurance that an adverse result or outcome on the pending motions or a trial of this case would not have a material adverse effect on our financial position or cash flow.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters
     Through February 1, 2006, our common stock was quoted on the Pink Sheets under the symbol “ZERO.” Effective February 2, 2006, our common stock is quoted on the Over the Counter Bulletin Board. The following table sets forth the high and low closing prices of the common stock for the quarters indicated as quoted on the Pink Sheets:

	2004		2005
	High	Low	High	Low
First Quarter	$1.50	$0.95	$1.49	$0.90
Second Quarter	$2.05	$1.20	$1.20	$0.90
Third Quarter	$1.95	$1.20	$1.14	$0.75
Fourth Quarter	$1.90	$1.16	$1.01	$0.72
     According to the records of our transfer agent, we had 1,067 stockholders of record of our common stock at December 31, 2005.
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
Issuances of Unregistered Securities in Last Fiscal Year
     From July 2004 through July 2005, we engaged in a private offering of units, comprised of shares of our common stock and one-year warrants to purchase an equal number of shares of our common stock at an exercise price of $1.50 per share. As we previously reported in our Current Reports on Form 8-K, the expiration date of each of these warrants has been extended for an aggregate of one additional year from their respective dates of issuance, for a total term of of two years from their respective dates of issuance. During 2005, we sold an aggregate of 1,480,500 such units, consisting of 1,480,500 shares of common stock and warrants to purchase 1,480,500 shares of common stock exercisable at $1.50 per share. For the sale of such units, we received aggregate gross proceeds of $1,480,500 and net proceeds of $1,420,860. During 2004 we sold 119,000 of such units and received $119,000 of gross and net proceeds for those units, but did not issue the stock and warrant certificates until 2005.
     In January 2005, we issued 50,500 shares to two individuals in connection with their exercise of warrants, for which we received gross and net proceeds of $50,200.
     In July 2005, the Company issued options to purchase 2,085,909 shares of common stock to certain of our directors, officers and employees. The options have an aggregate intrinsic value of $243,750.
     From August through November 2005, the Company received gross proceeds of $1,051,378 (net proceeds of $996,432) for the issuance of 9% Convertible Promissory Notes due July 31, 2006 and Warrants to purchase an aggregate of 2,306,580 shares of Common Stock which expire August 31, 2007. These Notes are convertible at $0.70 per share and these Warrants are exercisable at $1.00 per share.
     In December 2005, the Company received gross proceeds of $525,000 (net proceeds $456,750) for the issuance of 9% Subordinated Convertible Notes due May 31, 2006 and two-year Warrants to purchase 1,237,500 shares of Common Stock in a private offering conducted by Spencer Clarke, LLC of New York. These Notes are convertible at $0.70 per share and these Warrants are exercisable at $1.00 per share.

     During 2005, we also issued warrants to purchase 35,000 shares of common stock exercisable at $1.00 per common share. Of this total, two-year warrants to purchase 25,000 shares were issued as part of the terms of a consulting agreement and three-year warrants to purchase 10,000 shares were issued in settlement of a claim.
     The issuances of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 (the “Act”), as amended, or Regulations D or S promulgated thereunder.
Item 6. Management’s Discussion and Analysis or Plan of Operation
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and supplementary data referred to in Item 7 of this Form 10-KSB.
     This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-KSB, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-KSB is as of the date of the filing of this report, and we undertake no duty to update this information.
Overview
          We are a development stage company that is transitioning to operations. We have not yet generated revenues. The company’s focus is on research and development, and initial sales and marketing, of proprietary and patented devices that are designed to reduce harmful emissions, and improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines. Our devices are called “ZEFS”and “CAT-MATE.” Expenses to date have been funded through the sale of company stock and the issuance of debt.
          We have devoted the bulk of our efforts to the completion of the design, the development of our production models, testing of our devices and the promotion of our products in the marketplace worldwide. We anticipate that these efforts will continue during 2006 and that we will begin generating revenue in the third quarter of 2006. We will need to raise additional capital during 2006 to fund our research and development and marketing efforts and other expenses.
Results of Operation
     To date, we have not generated any revenues and our business continues in the development stage. We have focused our efforts on verifying and developing our technologies and devices and commencing marketing efforts for their distribution and sale. We entered into the first agreements for the distribution of our devices in late 2005 and early 2006.
     General and administrative expenses were $2,980,046 for the fiscal year ended December 31, 2005, compared to $3,323,030 for the fiscal year ended December 31, 2004, a decrease of $342,984. This decrease is attributable to decreases in non-cash amortization of deferred compensation, consulting fees, director fees, professional fees and settlement costs ($938,935); corporate expenses ($36,695) and travel ($34,007), partially offset by increases in non-cash interest relating to convertible debt ($296,692); salaries and consulting ($201,749); interest and finance costs ($53,591); other office expense ($39,049); insurance ($24,549); professional fees ($23,741); rent and utilities ($16,619); and non-cash depreciation ($10,660).

     Research and development expenses were $1,150,361 for the fiscal year ended December 31, 2005, compared to $ 1,873,464 for the fiscal year ended December 31, 2004, a decrease of $723,103. Our research and development expenses include contractual payments to RAND, consultant’s fees, capital expenditures, cost of services and supplies. The decrease in research and development expenses is primarily attributable to a decrease in non-cash research expense of $1,210,450, as well as actual R&D expenses for Australia also decreasing by $20,375. These decreases were offset by increases in actual expenses at our United States R&D facility, which increased by $112,722, and, contractual payments to RAND Corporation which increased by $395,000.
     Patent settlement costs were $-0- in the fiscal year ended December 31, 2005, compared to $1,610,066 in the fiscal year ended December 31, 2004. The patent settlement costs in the fiscal year ended December 31, 2004 were attributable to the Black-Scholes valuation placed on 1,000,000 warrants issued in connection with the acquisition of certain of our intellectual property.
     Net other income increased by $1,011,940 primarily from the cancellation of the Muller loan of $1,017,208.
     We had a net loss of $3,115,186, or $.08 per share, for the year ended December 31, 2005, as compared to a net loss of $6,803,280, or $.19 per share in the fiscal year ended December 31, 2004. We expect a decrease in the net loss in the fiscal year ending December 31, 2006 primarily attributable to sales we currently expect in the third and fourth quarter of 2006.
Liquidity and Capital Resources
     We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of December 31, 2005, we had cash of $279,821 and an accumulated deficit of $20,246,074. Our negative operating cash flow in 2005 was funded primarily through the sale of common stock and convertible notes.
     The financial statements accompanying this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $3,115,186 and a negative cash flow from operations of $2,567,178 for the year ending December 31, 2005, and a stockholders’ deficiency of $1,408,175 as of December 31, 2005. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
     During 2005 through February 2, 2006, we raised an aggregate of $3,606,878 gross proceeds ($3,352,542 net proceeds) from the sale of our stock and the issuance of debt, as follows:
•	Gross proceeds of $1,480,500 (net proceeds of $1,420,860) from the sale of stock and warrants in a private offering conducted by the company that terminated in July 2005;

•	Gross proceeds of $1,051,378 (net proceeds of $996,432) from the sale of the Investor Notes and related warrants in a private offering conducted by the company from July 2005 through September 2005; and

•	Gross proceeds of $1,075,000 (net proceeds of $935,250) from the issuance of the Bridge Notes and related warrants in a private offering conducted by Spencer Clarke LLC of New York that began in November 2005 and was completed in February 2006. Of this amount, the Company received gross proceeds of $525,000 (net proceeds $456,750) in 2005.
     Also during 2005, we received $50,200 gross and net proceeds from the exercise of warrants to purchase shares of our common stock.

See “Market for Common Equity and Related Stockholder Matters - Issuances of Unregistered Securities in Last Fiscal Year” for more details of these issuances.
     Additionally, in December 2005, Eugene Eichler, the Company’s Chief Executive Officer, loaned $45,000 to the Company for working capital purposes. The loan is unsecured, bears interest at 6% per annum and is due on demand. In February 2006, Mr. Eichler converted the loan into Bridge Notes, which Bridge Notes and related warrants he received on the same terms as all other investors in that offering.
     As of December 31, 2005 and thereafter, our expenses ran, and are expected to continue to run, at a “burn rate” of approximately $350,000 per month. Our current capital resources will be sufficient to fund operations only through May 2006, and we will require additional capital in order to operate beyond this date.
     In addition, the Bridge Notes mature on the earlier of May 31, 2006 or the successful completion of a new offering of our securities of at least $5,000,000. The Investor Notes mature on July 31, 2006; however, the Company may, at its option, require that the Investor Notes be converted into shares of our Common Stock if we raise at least $5,000,000 in new financing.
     In order to fund our capital needs for the foreseeable future, including the repayment of the Bridge Notes as they mature, and to permit us to require the mandatory conversion of the Investor Notes, we intend to begin a private offering in the first or second quarter of 2006 for the sale of our common stock for an amount that would provide us sufficient capital for the remainder of 2006 and the foreseeable future thereafter. We also believe that exercises of in-the-money options and warrants, with various expiration dates during 2006, may provide additional proceeds needed to meet our capital requirements during 2006. However, there can be no assurance that any additional equity or debt financing will be available or available on terms favorable to us, or that any options or warrants, even if they are in-the-money, will be exercised. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of, or eliminate, our research and development programs, reduce marketing activities or relinquish rights to technologies that we might otherwise seek to develop or commercialize. In addition, in such event, we would be unable to repay the Bridge Notes and the Investor Notes as they mature.
     Acting pursuant to the order of the Court issued in November 2005 in connection with certain litigation against Mr. Muller, we have also canceled $1,017,208 of debt which Mr. Muller claimed was owed to him by the Company. See “Legal Proceedings”.
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
Recent Accounting Pronouncements
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
          In December 2004, the FASB issued SFAS No. 123R, a revision of SFAS No. 123, “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided for in SFAS No. 123 as originally issued, and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The fair value of equity instrument awards is to be estimated using option-pricing models. The resulting cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Under the original SFAS No. 123, this accounting treatment was optional with pro forma disclosures required.
          The Company will adopt SFAS No. 123R effective January 1, 2006. It will be effective for all awards granted after that date. For those stock option awards granted prior to January 1, 2006, but for which the vesting period is not complete, the Company will use the modified prospective transition method permitted by SFAS No. 123R. Under this method, the Company will account for such awards on a prospective basis, with expense being recognized in the statement of operations beginning in the first quarter of 2006 using the grant-date fair values previously calculated for the SFAS No. 123 pro forma disclosures presented in Note 7. The compensation expense not previously recognized in the SFAS No. 123 pro forma disclosures for the options that have not vested will be recognized over the remaining employee service period required to earn the awards. For stock option awards granted after January 1, 2006 the Company will value those awards under the provisions of SFAS No. 123R and will record compensation expense over the employee service period required to earn the awards. Through December 31, 2005, the Company accounted for share-based payments to employees using Opinion No. 25’s intrinsic value method and as such, generally recognized no compensation expense for employee stock options in the statement of operations. Accordingly, the adoption of SFAS No. 123R’s fair value method will reduce the Company’s results of operations, but it is not yet known if such reduction will have a material effect on the Company’s overall financial condition and results of operations.

          We anticipate that the impact on our statement of operations of adopting SFAS 123R for our stock options outstanding at December 31, 2005 will be similar to the pro forma impact of SFAS No. 123 presented in Note 7 to our financial statements. However, the incremental expense related to future stock option grants is difficult to predict because the expense will depend on the number of awards granted, the grant date stock price, volatility of our stock price and other factors.
          In May 2005, the FASB issued Statement No. 154 (“SFAS 154”) “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. In the event of such impracticality, SFAS 154 provides for other means of application. In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.
Item 7. Financial Statements
          Our consolidated financial statements as of and for the years ended December 31, 2005 and 2004 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 8A. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are not adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We have developed, and have partially implemented, a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, hiring additional personnel and additional funding. We began to implement this plan during 2005, including the hiring in August 2005 of a Controller who is a Certified Public Accountant. However, full implementation of the plan has been delayed due the lack of adequate financial resources during the majority of 2005. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)	Changes in internal control over financial reporting: There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. Other Information
     None.

PART III
     Certain information required by Part III is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2006 Annual Meeting of Stockholders to be held on May 19, 2006 (the “Proxy Statement”).
Item 9. Directors and Executive Officers of Registrant
     The information required by this section is incorporated by reference from the section entitled “Proposal 1 — Election of Directors”, “Executive Officers of the Company” and “Significant Employees” in the Proxy Statement. Item 405 of Regulation S-B calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
Code of Business Conduct
     We have adopted codes of business conduct and ethics for our directors, officers and employees which also meets the requirements of a code of ethics under Item 406 of Regulation S-B. You can access the Company’s Code of Business Conduct and Ethics and our Code of Ethics for Senior Executives and Financial Officers on the Corporate Governance page of the Company’s website at www.savetheworldair.com. Any shareholder who so requests may obtain a printed copy of the Code of Conduct by submitting a request to the Company’s Corporate Secretary.
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
Item 13. Exhibits
(a)	The following documents are filed as part of this Form 10-KSB.

Financial Statements:

Reference is made to the contents to Financial Statements of Save the World Air, Inc. under Item 7 of this Form 10-KSB.

(b)	Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant.

3.2(1)	Bylaws of the Registrant.

10.1(2)	Commercial Sublease dated October 16, 2003 between the Registrant and KZ Golf, Inc.

10.2(9)	Amendment dated June 15, 2004 to Exhibit 10.1

10.3*	Amendment dated August 14, 2005 to Exhibit 10.1

10.4*	General Tenancy Agreement dated March 14, 2006 between the Registrant and Autumlee Pty Ltd.

10.5(3)	Agreement dated December 13, 2002 between the Registrant and RAND.

10.6(2)**	Agreement dated May 7, 2003 between the Registrant and RAND.

10.7(4)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.5

10.8(4)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.5

10.9(4)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.5

10.10(5)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).

10.11(5)	Assignment and Bill of Sale dated May 28, 2002 between the Registrant and Kevin Charles Hart.

10.12(6)†	Consulting Agreement dated December 1, 2003 between the Registrant and Joseph Helleis.

10.13(6)†	Employment Agreement dated December 1, 2003 between the Registrant and Edward L. Masry.

10.14(6)†	Employment Agreement dated December 1, 2003 between the Registrant and Eugene E. Eichler.

10.15(9)†	Amendment dated as of March 2, 2004 to Exhibit 10.13

10.16(6)†	Employment Agreement dated December 1, 2003 between the Registrant and Bruce H. McKinnon.

10.17(9)†	Amendment dated as of March 2, 2004 to Exhibit 10.15

10.18(7)	Save the World Air, Inc. 2004 Stock Option Plan

10.19(9)	Form of Incentive Stock Option Agreement under 2004 Stock Option Plan

10.20(9)	Form of Non-Qualified Stock Option Agreement under 2004 Stock Option Plan

10.21(9)	Consulting Agreement dated as of April 1, 2003 between the Registrant and Adrian Menzell

10.22(10)	Amendment to Exhibit 10.21

10.23(9)	Consulting Agreement dated as of April 1, 2003 between the Registrant and Pat Baker

10.24(10)	Amendment to Exhibit 10.23

10.25(9)	Consulting Agreement dated as of April 1, 2003 between the Registrant and John Kostic

10.26(10)	Amendment to Exhibit 10.25

10.27(9)	Consulting Agreement dated as of October 1, 2004 between the Registrant and John Fawcett

10.28(9)	Advisory Services Agreement dated as of February 26, 2003 between the Registrant and Kevin Charles Hart

10.29(9)	Advisory Services Agreement dated as of July 7, 2003 between the Registrant and Sir Jack Brabham

10.30(8)	License Agreement dated as of July 1, 2004 between the Registrant and Temple University – The Commonwealth System of Higher Education

Exhibit No.	Description
10.31(9)	Exclusive Capital Raising Agreement dated as of July 29, 2004 between the Registrant and London Aussie Marketing, Ltd.

10.32(9)	Consulting Agreement dated as of November 19, 2004 between the Registrant and London Aussie Marketing, Ltd.

10.33(9)†	Employment Agreement dated September 1, 2004 with Erin Brockovich

10.34(9)	Representation Agreement dated as of October 1, 2004 between the Registrant and Gurminder Singh

10.35(9)	Advisory Services Agreement dated as of August , 2002 between the Registrant and Bobby Unser, Jr.

10.36(9)	Advisory Services Agreement dated as of August , 2002 between the Registrant and Jack Reader

10.37(9)†	Advisory Services Agreement dated as of August , 2002 between the Registrant and Nate Sheldon

10.38(9)	Assignment of Patent Rights dated as of September 1, 2003 between the Registrant and Adrian Menzell

10.39(9)	Global Deed of Assignment dated June 26, 2004 between the Registrant and Adrian Menzell

10.40(11)†	Employment Agreement dated July 1, 2005 between the Registrant and John K. Bautista

10.41(11)	Lease dated August 15, 2005 between the Registrant and Thomas L. Jackson

10.42*	Amendment dated February 1, 2006 to Exhibit 10.41

10.43(11)	Form of Registrant’s 9% convertible note issued in 2005 Interim Financing

10.44(11)	Form of Registrant’s stock purchase warrant issued in 2005 Interim Financing

10.45*	Form of Registrant’s 9% convertible note issued in 2005 Bridge Financing

10.46*	Form of Registrant’s stock purchase warrant issued in 2005 Bridge Financing

23.1*	Consent of Weinberg & Co.

24*	Power of Attorney (included on Signature Page)

31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

*	Filed herewith.

**	Confidential treatment previously requested.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.

(2)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002.

(3)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.

(4)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

(5)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.

(6)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

(7)	Incorporated by reference from Appendix C of Registrant’s Schedule 14A filed on April 30, 2004, in connection with its Annual Meeting of Stockholders held on May 24, 2004.

(8)	Incorporated by reference from Registrant Form 8-K filed on July 12, 2004.

(9)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.

(10)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended June 30, 2005.

(11)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended September 30, 2005.
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

Date: March 31, 2006
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

Name	Title	Date

/s/ EUGENE E. EICHLER	Chief Executive Officer, Chief Financial	March 31, 2006

Eugene E. Eichler	Officer,Treasurer and Director

/s/ BRUCE H. McKINNON	President and Director	March 31, 2006

Bruce H. McKinnon

/s/ JOSEPH HELLEIS	Chairman of the Board	March 31, 2006

Joseph Helleis

/s/ ROBERT F. SYLK	Director	March 31, 2006

Robert F. Sylk

/s/ J. JOSEPH BROWN	Director	March 31, 2006

J. Joseph Brown

/s/ JOHN F. PRICE	Director	March 31, 2006

John F. Price

/s/ CECIL BOND KYTE	Director	March 31, 2006

Cecil Bond Kyte

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
YEARS ENDED DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Save the World Air, Inc.
We have audited the accompanying balance sheets of Save the World Air, Inc. (a development stage enterprise) as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended and for the period from inception (February 18, 1998) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Save the World Air, Inc. (a development stage enterprise) as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and for the period from inception (February 18, 1998) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss of $3,115,186 and a negative cash flow from operations of $2,567,178 for the year ended December 31, 2005, and had a working capital deficiency of $1,708,049 and a stockholders’ deficiency of $1,408,175 as of December 31, 2005. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ WEINBERG & COMPANY, P.A.
WEINBERG & COMPANY, P.A.
March 22, 2006
Los Angeles, California

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS

Current assets
Cash	$279,821	$84,826
Other current assets	9,009	2,602

Total current assets	288,830	87,428

Property and equipment, net of accumulated depreciation	295,374	35,596

Other assets	4,500	—

	$588,704	$123,024

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS — Continued
DECEMBER 31, 2005 AND 2004

	2005	2004
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities

Accounts payable	$155,456	$64,089
Accrued expenses	179,461	84,420
Accrued research and development fees	680,000	50,000
Accrued professional fees	450,555	876,452
Payable to stockholder	45,000	—
Payable to related parties	158,732	36,478
Finders fees payable	8,916	1,521
Convertible notes, net	318,759	—

Total current liabilities	1,996,879	1,112,960

Advances from founding executive officer	—	1,017,208

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 31,387,418 and 37,784,821 shares issued and outstanding at December 31, 2005 and 2004, respectively	31,387	37,784
Common stock to be issued, 846,548 shares	612,521	119,000
Additional paid-in capital	18,336,178	15,043,028
Deferred compensation	(142,187)	(76,068)
Deficit accumulated during the development stage	(20,246,074)	(17,130,888)

Total stockholders’ deficiency	(1,408,175)	(2,007,144)

	$588,704	$123,024

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM
INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2005

			Cumulative
	December 31,	December 31,	since
	2005	2004	inception
Net sales	$—	$—	$—

Operating expenses	2,980,046	3,323,030	15,845,413

Research and development expenses	1,150,361	1,873,464	3,803,587

Non-cash patent settlement cost	—	1,610,066	1,610,066

Loss before other income	(4,130,407)	(6,806,560)	(21,259,066)

Other Income
Interest income	—	514	953
Settlement of litigation and debt	1,017,208	—	1,017,208

Loss before provision for income taxes	(3,113,199)	(6,806,046)	(20,240,905)

Provision (benefit) for income taxes	1,987	(2,766)	5,169

Net loss	$(3,115,186)	$(6,803,280)	$(20,246,074)

Net loss per common share, basic and diluted	$(0.08)	$(0.19)

Weighted average common shares outstanding, basic and diluted	38,248,575	35,841,225

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2005

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
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2005

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
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2005

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
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2005

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2005

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Intrinsic value of options issued to employees	—	—	—	—	248,891	(248,891)	—	—
Fair value of options issued to non-employees for services	—	—	—	—	55,381	(55,381)	—	—
Fair value of warrants issued for settlement costs	—	—	—		1,585,266	—	—	1,585,266
Fair value of warrants issued to non-employees for services	—	—	—	—	28,872	—	—	28,872
Amortization of deferred compensation	—	—	—	—	—	936,537	—	936,537
Net loss for year ended December 31, 2004	—	—	—	—	—	—	(6,803,280)	(6,803,280)

Balance, December 31, 2004		37,784,821	37,784	119,000	15,043,028	(76,068)	(17,130,888)	(2,007,144)
Common stock issued, previously paid for	1.00	69,000	69	(69,000)	68,931	—	—	—
Stock issued upon exercise of warrants, previously paid for	1.00	50,000	50	(50,000)	49,950	—	—	—
Stock issued for cash on January 20, 2005	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued upon exercise of warrants on January 31, 2005	0.40	500	1	—	199	—	—	200
Stock issued for cash on February 17, 2005	1.00	325,000	325	—	324,675	—	—	325,000
Stock issued for cash on March 31, 2005	1.00	215,000	215	—	214,785	—	—	215,000
Stock issued for cash on May 17, 2005	1.00	5,000	5	—	4,995	—	—	5,000
Stock issued for cash on June 7, 2005	1.00	300,000	300	—	299,700	—	—	300,000
Stock issued for cash on August 5, 2005	1.00	480,500	480	—	480,020	—	—	480,500
Stock issued for cash on August 9, 2005	1.00	100,000	100	—	99,900	—	—	100,000
Stock issued for cash on October 27, 2005	1.00	80,000	80	—	79,920	—	—	80,000
Common stock cancelled on December 7, 2005	Various	(8,047,403)	(8,047)	—	8,047	—	—	—
Stock issued for settlement of payables on December 21, 2005	—	—	—	57,092	—	—	—	57,092
Stock issued for settlement of payables on December 31, 2005	—	—	—	555,429	—	—	—	555,429
Finders fees related to stock issuances	—	—	—	—	(109,840)	—	—	(109,840)
Intrinsic value of options issued to employees	—	—	—	—	243,750	(243,750)	—	—
Fair value of options issued for settlement costs	—	—	—	—	31,500	—	—	31,500
Fair value of warrants issued for settlement costs	—	—	—	—	4,957	—	—	4,957
Fair value of warrants issued to non-employees for services	—	—	—	—	13,505	—	—	13,505
Amortization of deferred compensation	—	—	—	—	—	177,631	—	177,631
Warrants issued with convertible notes	—	—	—	—	756,768	—	—	756,768

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2005

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	696,413	—	—	696,413
Net loss for year ended December 31, 2005	—	—	—	—	—	—	(3,115,186)	(3,115,186)

Balance, December 31, 2005		31,387,418	$31,387	$612,521	$18,336,178	$(142,187)	$(20,246,074)	$(1,408,175)

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO
DECEMBER 31, 2005

			Cumulative
	December 31,	December 31,	since
	2005	2004	inception
Cash flows from operating activities
Net loss	$(3,115,186)	$(6,803,280)	$(20,246,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets		—	505,000
Settlement of litigation and debt	(1,017,208)	—	—
Fair value of options issued for services	—	28,872	171,190
Issuance of common stock for services	—	1,427,750	5,280,623
Issuance of options for legal settlement	31,500	—	31,500
Issuance of warrants for legal settlement	4,957	—	4,957
Issuance of warrants for services	13,505	—	13,505
Patent acquisition cost	—	1,610,066	1,610,066
Amortization of debt discount	318,759	—	318,759
Amortization of deferred compensation	177,631	936,537	3,060,744
Depreciation	19,345	8,685	33,762
Changes in operating assets and liabilities:
Prepaid expenses and other	(10,907)	(2,602)	(13,509)
Income taxes payable	—	(5,991)	—
Accounts payable and accrued expenses	1,010,426	388,499	1,799,923

Net cash used in operating activities	(2,567,178)	(2,411,464)	(7,429,554)

Cash flows from investing activities
Purchase of property and equipment	(279,123)	(9,037)	(325,586)

Net cash used in investing activities	(279,123)	(9,037)	(325,586)

Cash flows from financing activities
Increase (decrease) in payables to related parties and stockholder	167,255	(6,425)	715,183
Advances from founding executive officer	—	—	(500,000)
Net proceeds from issuance of convertible notes	1,453,182	—	1,453,182
Issuance of common stock for cash	1,420,859	1,466,700	6,366,596
Common stock issuable	—	119,000	—

Net cash provided by financing activities	3,041,296	1,579,275	8,034,961

Net increase (decrease) in cash	194,995	(841,226)	279,821

Cash, beginning of period	84,826	926,052	—

Cash, end of period	$279,821	$84,826	$279,821

See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO
DECEMBER 31, 2005

			Cumulative
	December 31,	December 31,	since
	2005	2004	inception
Supplemental disclosures of cash flow information

Cash paid during the year for

Interest	$—	$—	$—

Income taxes	$1,987	$2,400	$5,157

Non-cash investing and financing activities

Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000

Deferred compensation for stock options issued for services	243,750	304,272	3,202,931

Purchase of property and equipment financed by advance from related party	—	—	3,550

Conversion of related party debt to equity	—	15,000	515,000

Issuance of common stock in settlement of payable	—	113,981	113,981

Common stock, previously paid for	119,000	6,250	119,000

Finders fees accrued for issuance of common stock	—	88,384	400,966

Value of warrants and beneficial conversion feature of convertible notes	1,453,182	—	1,453,182

Cancellation of stock	8,047	—	8,047

Conversion of accounts payable and accrued expenses to common stock to be issued	612,521	—	612,521
See notes to financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
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
The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.
The Company’s focus is on research and development of proprietary devices that are designed to reduce harmful emissions, and improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines and has not yet generated any revenues. The prototype devices are called “ZEFS” and “CAT-MATE.” The Company has put forth efforts to complete the design, the development of production models and the promotion of products in the market place worldwide. Expenses have been funded through the sale of company stock and convertible notes. The Company has taken actions to secure the intellectual property rights to the ZEFS and CAT-MATE devices. In addition, the Company has initiated marketing efforts to international governmental entities in cooperation with the United Nations Environmental Programme (“UNEP”) and various original equipment manufacturers (“OEMs”), to eventually sell or license the ZEFS and CAT-MATE products and technology.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004
2. Summary of significant accounting policies — Continued
     Liquidity
The Company is subject to the usual risks associated with a development stage enterprise. These risks include, among others, those associated with product development, acceptance of the product by users and the ability to raise the capital necessary to sustain operations. Since its inception, the Company has incurred significant losses. The Company anticipates increasing expenditures over at least the next year as the Company continues its product development and evaluation efforts, and begins its marketing activities. Without significant revenue, these expenditures will likely result in additional losses. The Company is in the process of raising additional funds and raised $1,420,860 (net of finders fees of $109,840) in 2005 through the sale of 1,531,000 shares of its common stock in private placement transactions and the exercise of 50,500 warrants and options (see Note 6).
     Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $3,115,186 and a negative cash flow from operations of $2,567,178 for the year ended December 31, 2005, and had a working capital deficiency of $1,708,049 and a stockholders’ deficiency of $1,408,175 at December 31, 2005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004
2. Summary of significant accounting policies — Continued
     Long-lived assets
The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying values of long-lived assts to determine whether or not an impairment to such value has occurred. No impairments were recorded during the period from inception (February 18, 1998) through December 31, 2005.
     Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the years ended December 31, 2005 and 2004, the dilutive impact of outstanding stock options of 6,508,561 and 14,422,652 respectively, and outstanding warrants of 20,657,492 and 15,529,414 have been excluded because their impact on the loss per share is antidilutive.
     Income taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004
2. Summary of significant accounting policies — Continued
     Stock-based compensation
The Company accounts for stock-based compensation issued to employees using the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”
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

			Cumulative
	December 31,	December 31,	since
	2005	2004	inception
Net loss, as reported	$(3,115,186)	$(6,803,280)	$(20,246,074)
Add: total fair value method stock- based employee compensation expense	(1,039,268)	(1,721,222)	(5,010,310)
Less: deferred compensation amortization for below market employee options	163,786	895,001	2,950,454

Pro forma net loss	$(3,990,668)	$(7,629,501)	$(22,305,930)

Pro forma loss per share	$(0.10)	$(0.21)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004
2. Summary of significant accounting policies — Continued
     Stock-based compensation — Continued
The fair market value of the stock options at the grant date was estimated using the Black-Scholes pricing model with the following weighted average assumptions:

Expected life (years)	5.26
Risk free interest rate	4.02%
Volatility	188.83%
Expected dividend yield	0.00%
     Business and credit concentrations
The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of December 31, 2005, before adjustments for outstanding checks and deposits in transit, the Company had $376,429 on deposit with two banks. The deposits are federally insured up to $100,000 on each bank.
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
     Fair value of financial instruments
The carrying amounts of financial instruments, including cash, accounts payable and accrued expenses, convertible notes, and payables to related parties approximate fair value because of their short maturity as of December 31, 2005.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004
2. Summary of significant accounting policies — Continued
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
In December 2004, the FASB issued SFAS No. 123R, a revision of SFAS No. 123, “Share Based Payment”. SFAS No. 123R eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided for in SFAS No. 123 as originally issued, and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The fair value of equity instrument awards is to be estimated using option-pricing models. The resulting cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Under the original SFAS No. 123, this accounting treatment was optional with pro forma disclosures required.
The Company will adopt SFAS No. 123R effective January 1, 2006. It will be effective for all awards granted after that date. For those stock option awards granted prior to January 1, 2006, but for which the vesting period is not complete, the Company will use the modified prospective transition method permitted by SFAS No. 123R. Under this method, the Company will account for such awards on a prospective basis, with expense being recognized in the statement of operations beginning in the first quarter of 2006 using the grant-date fair values previously calculated for the SFAS No. 123 pro forma disclosures presented in Note 2. The compensation expense not previously recognized in the SFAS No. 123 pro forma disclosures for the options that have not vested will be recognized over the remaining employee service period required to earn the awards. For stock option awards granted after January 1, 2006 the Company will value those awards under the provisions of SFAS No. 123R and will record compensation expense over the employee service period required to earn the awards. Through December 31, 2005, the Company accounted for share-based payments to employees using Opinion No. 25’s intrinsic value method and as such, generally recognized no compensation expense for employee stock options in the statement of operations.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004
2. Summary of significant accounting policies — Continued
     Recent accounting pronouncements — Continued
The Company anticipates that the impact on the statement of operations of adopting SFAS 123R for the stock options outstanding at December 31, 2005 will be similar to the pro forma impact of SFAS No. 123 presented in Note 2 to the financial statements. However, the incremental expense related to future stock option grants is difficult to predict because the expense will depend on the number of awards granted, the grant date stock price, volatility of the stock price and other factors.
In May 2005, the FASB issued Statement No. 154 (“SFAS 154”) “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. In the event of such impracticality, SFAS 154 provides for other means of application. In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.
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
In connection with the Company’s legal proceedings against Mr. Muller (see Note 10). The Company has canceled (i) the 8,047,403 shares of its common stock held by Mr. Muller and/or his affiliates, (ii) the options to acquire an additional 10,000,000 shares of the Company’s common stock held by Mr. Muller personally and (iii) the $1,017,208 of debt which Mr. Muller claimed was owed to him by the Company.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004
3. Certain relationships and related transactions — Continued
     Loans from related parties
Masry & Vititoe, a law firm in which Edward Masry, the Company’s former Chief Executive Officer, was a partner, has advanced $158,733 and $36,478 as of December 31, 2005 and 2004, respectively, to the Company for working capital purposes. Advances by Masry and Vititoe are unsecured, non-interest bearing, and are due on demand. In April 2004, the Company issued 60,000 shares of common stock to convert $15,000 of an outstanding loan made to the Company by the wife of Edward Masry. The shares issued are valued at the current market price at the date of issuance of $91,800 resulting in additional charge to expense of $76,800, which was reflected as consulting expense in the financial statements for the year ended December 31, 2004.
As of December 31, 2005, Eugene Eichler, the Company’s Chief Executive Officer, advanced $45,000 to the Company for working capital purposes. These advances are unsecured, bear interest at 6% per annum and are due on demand. In February 2006, these advances were converted into a convertible note (Note 11).
     Lease agreement
In October 2003, the Company entered into a lease agreement with an entity to lease office space for its primary administrative facility. A director of the Company is an indirect owner of the entity.
4. Property and equipment
     At December 31, 2005 and 2004, property and equipment consist of the following:

	December 31,	December 31,
	2005	2004
Office equipment	$329,136	$50,013
Less accumulated depreciation	(33,762)	(14,417)

	$295,374	$35,596

     Depreciation expense for the year ended December 31, 2005 and 2004 was $19,345 and $8,685, respectively.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004
5. Income taxes
The Company has net operating loss (NOL) carryforwards in the amount of approximately $14.6 million, which begin to expire in 2018. The deferred tax asset related to these NOL carryforwards has been fully reserved. The provision for income taxes represents the minimum state income taxes payable plus estimated penalties and interest.
The Company’s ability to utilize its NOL is dependent upon current filing status with the Internal Revenue Service (IRS) and is subject to the IRS’s statute of limitations.
A reconciliation of the Company’s tax provision to income taxes at the applicable statutory rates is shown below.

	December 31,	December 31,
	2005	2004
Income taxes at statutory federal rate	$(1,032,035)	$(2,316,681)
State income taxes, net of federal benefit	(268,021)	(408,197)
Valuation allowance	1,301,243	2,721,312
Minimum state income taxes, plus penalties and interest	800	800

	$1,987	$(2,766)

6. Stockholders’ deficiency
As of December 31, 2005, the Company has authorized 200,000,000 shares of its common stock, of which 31,387,418 shares were issued and outstanding.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004
6. Stockholders’ deficiency — Continued
In April 2004, the Company issued 60,000 shares of common stock to convert $15,000 of related party debt into equity (see Note 3). The shares issued were valued at the current market price of the date of issuance of $91,800, resulting in additional charge to expense $76,800, which has been reflected in the accompanying financial statements ended December 31, 2004.
During 2004, the Company sold 1,272,500 units of common stock, each unit consisting of one share of common stock and one warrant to acquire a share of common stock at $1.50, for $1,272,500.
During 2004, the Company issued 960,500 shares of common stock for $194,200 from the exercise of 960,500 warrants.
In November and December 2004, the Company sold 119,000 shares of its common stock in a series of private placement transactions. The Company received proceeds, net of offering costs, in the amount of $119,000 for the shares prior to December 31, 2004, but did not issue the stock certificates until 2005. These shares are shown as common stock to be issued in the accompanying financial statement.
During the year ended December 31, 2005, the Company sold 1,531,000 units, each unit consisting of one share of common stock and one warrant to acquire a share of common stock at an exercise price of $1.50 per share, for net proceeds of $1,420,860. The 1,531,000 warrants were issued to investors as part of an equity agreement and were not ascribed any value in the accompanying financial statements.
During the year ended December 31, 2005, the Company issued 119,000 shares (of which 50,500 relates to the exercise of warrants) of common stock for which payment was previously received.
During the year ended December 31, 2005, the Company agreed to issue 846,548 shares in settlement of accrued expenses of $612,521. These shares are reflected as common stock to be issued in the accompanying December 31, 2005 financial statements.
7. Stock options and warrants
The Company issues stock options to employees, directors and consultants under the 2004 Stock Option Plan. Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted average remaining contractual life of employee options outstanding at December 31, 2005 was 7.80 years. Stock option activity for the years ended December 31, 2005 and 2004, was as follows:

	Weighted Avg.	Weighted Avg.
	Options	Exercise Price
Options, January 1, 2004	13,250,000	0.11
Options granted	1,172,652	1.03
Options exercised	—	—
Options cancelled	—	—

Options, December 31, 2004	14,422,652	0.18
Options granted	2,085,909	0.92
Options exercised	—	—
Options cancelled	(10,000,000)	0.10

Options, December 31, 2005	6,508,561	$0.53

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004
7. Stock options and warrants — Continued
Options outstanding at December 31, 2005 and the related weighted average exercise price and remaining life information is as follows:

			Total		Exercisable
		Weighted	weighted		weighted
Range of	Total	average	average		average
exercise	options	remaining	exercise	Options	exercise
prices	outstanding	life in years	price	exercisable	price
$0.10	3,000,000	3.84	$0.10	3,000,000	$0.10
0.40	250,000	3.17	0.40	250,000	0.40
0.85	400,000	4.58	0.85	—	—
0.85	1,225,000	9.58	0.85	—	—
0.98	900,000	3.17	0.98	900,000	0.98
1.00	370,000	9.58	1.00	—	—
1.10	90,909	4.58	1.10	—	—
1.15	193,912	3.17	1.15	86,956	1.15
1.27	78,740	3.17	1.27	185,696	1.27

$0.10-$1.27	6,508,561	5.26	$0.27	4,422,652	$0.23

     Intrinsic value of employee options
During the years ended December 31, 2004 and prior, certain employee options were granted with exercise prices less the than fair market value of the Company’s stock at the date of grant. As the grants were to employees, the intrinsic value method, as allowed under APB No. 25, was used to calculate the related compensation expense. For the year ended December 31, 2005, the Company granted 2,085,909 options to certain employees, exercisable at amounts ranging from $0.85 to $1.10, vested over one year with a ten-year life, and $177,631 and $936,537 of deferred compensation costs were amortized and recognized as expense in the years ended December 31, 2005 and 2004 respectively.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004
7. Stock options and warrants — Continued
     Warrants
The following table summarizes certain information about the company’s stock purchase warrants.

		Weighted Avg.
	Warrants	Exercise Price
Warrants outstanding, January 1, 2004	14,117,414	.48
Warrants granted	2,372,500	1.27
Warrants exercised	(960,500)	.20
Warrants cancelled	—	—

Warrants outstanding, December 31, 2004	15,529,414	.62
Warrants granted	5,198,578	1.16
Warrants exercised	(50,500)	.59
Warrants cancelled	(20,000)	1.50

Warrants outstanding, December 31, 2005	20,657,492	$.75

During the year ended December 31, 2004, the Company issued 1,000,000 10 year warrants to acquire 1,000,000 shares of the Company’s common stock. The warrants require a payment of $1 for each share purchased. The warrants were issued to finalize a settlement with the bankruptcy trustee and others who had claims to ZEFS technology in exchange for the full release of their claims. The Company valued the warrants at $1,585,265 and reflected the amount as patent settlement costs during the year ended December 31, 2004. The warrants were issued in July 2004 when the Company became current in its SEC filings. The warrants were valued by the Company using the Black Scholes pricing model using a ten year term (statutory term), 46.2% volatility, no annual dividends, and a discount rate of 4.57%. The trustee and the other individuals will also receive royalties when the product is sold. There are no required royalties payable under this agreement for the year ending December 31, 2005.
During 2004, the Company issued 100,000 warrants to two consultants and using the Black Scholes pricing model, the fair value of these warrants was valued at $53,300 and included as compensation expense. The remaining 1,272,500 warrants issued during 2004 were issued to investors as part of equity agreement and were not ascribed any separate value in the accompanying financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004
7. Stock options and warrants — Continued
     Warrants — Continued
During the year ended December 31, 2005, the Company issued 10,000 warrants to an individual for settlement of a claim. The Company also issued 25,000 warrants to an individual in exchange for consulting services rendered. The warrants were valued at an aggregate amount of $18,462 using the Black Scholes pricing model using 3-year and 5-year respective terms (statutory terms), 58.69% volatility, no annual dividends, and a discount rate of 3.55% and 4.13%, respectively.
8. Convertible debentures and warrants
During the year ended December 31, 2005, the Company completed the first part of a private offering of its 9% Convertible Notes due at dates ranging between May 31, 2006 and July 31, 2006 (the “Notes”) and Warrants to purchase shares of the Company’s common stock which expire August 31, 2007 (the “Warrants”). The Notes are convertible at $0.70 per share of common stock and the Warrants entitle the holder to purchase a number of shares of the Company’s common stock equal to 150% of the number of shares of common stock into which the Note is convertible. The Warrants are exercisable at a price of $1.00 per share.
During the year ended December 31, 2005, the Company issued Notes totaling $1,576,378 and paid related transaction fees of $123,196, resulting in net proceeds to the Company of $1,453,182. In addition to the cash paid for transaction fees, 43,268 additional Warrants were issued to certain placement agents. These Warrants expire August 31, 2010 and are exercisable at a price of $1.00 per share.
The aggregate value of the Warrants issued in connection with the offering and to the finder were valued at $696,413 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.02% to 4.45%; dividend yield of 0%; volatility factors of the expected market price of common stock of 83.59%; and an expected life of two to five years. The company also determined that the notes contained a beneficial conversion feature of $756,768.
The value of the Warrants of $696,413, the conversion option of $756,768, and the transaction fees of $123,196 are considered as debt discount and are being amortized over the life of the Notes. $318,759 of such discount has been amortized and included in the accompanying statement of operations for the year ended December 31, 2005. The remaining unamortized debt discount of $1,257,619 has been netted against the $1,576,378 Convertible Notes in the accompanying December 31, 2005 Balance Sheet.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004
9. Research and development
The Company has research and development facilities in Morgan Hill, California and Queensland, Australia. The Company has expanded research and development to include application of the technologies utilized by the ZEFS and CAT-MATE device for diesel engines, motorbikes, boats, generators, lawnmowers and other small engines. The Company has purchased test vehicles, test engines and testing equipment. The Company has completed testing on ZEFS and CAT-MATE devices for multiple automobiles, trucks motorcycles, off-road vehicles and stationary engines, the results of which have been provided to RAND Corporation (RAND) for evaluation. RAND oversees the research and development facilities. The Company also uses third party research and development facilities in Los Angeles, California for the development of the ZEFS and CAT-MATE devices. The Company spent $1,150,361 and $1,873,460 for the years ended December 31, 2005 and 2004, respectively.
10. Commitments and contingencies
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
YEARS ENDED DECEMBER 31, 2005 AND 2004
10. Commitments and contingencies — Continued
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
YEARS ENDED DECEMBER 31, 2005 AND 2004
10. Commitments and contingencies — Continued
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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004
10. Commitments and contingencies — Continued
     Legal matters — Continued
On November 16, 2005, the Court granted the SEC’s motion for summary judgment. In granting the motion, the Court has barred Mr. Muller from serving as an officer or director of a public company for a period of 20 years, ordered Mr. Muller to disgorge any shares of our stock that he still owns and directed the Company to cancel any issued and outstanding shares of our stock still owned by Mr. Muller. Mr. Muller was also ordered to disgorge to the SEC unlawful profits in the amount of $7.5 million and a pay a civil penalty in the amount of $100,000. Acting in accordance with the Court’s order, the Company has canceled (i) 8,047,403 shares of its common stock held by Mr. Muller and/or his affiliates, (ii) options to acquire an additional 10,000,000 shares of the Company’s common stock held by Mr. Muller personally and (iii) $1,017,208 of debt which Mr. Muller claimed was owed to him by the Company.
A final decision on the motion for summary judgment filed by the Company, which potentially would terminate the ongoing litigation, is still pending. Should the Court not grant summary judgment in favor of the Company, the case will be scheduled for final disposition in a trial. Although the outcome of this litigation cannot be predicted with any degree of certainty, the Company is optimistic that, based upon previous developments in the litigation and the Court’s granting of the SEC’s motion for summary judgment, the Court’s ruling on the motion for summary judgment will either significantly narrow the issues for any later trial or will result in a final disposition of the case in a manner favorable to the Company.
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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004
10. Commitments and contingencies — Continued
     Legal matters — Continued
The Company was named as a defendant in a complaint filed before the Los Angeles Superior Court, Civ. No. BC 312401, by Terracourt Pty Ltd, an Australian corporation (“Terracourt”), claiming breach of contract and related remedies from promises allegedly made by the former president of the Company in 1999. Terracourt sought specific performance of the former president’s alleged promises to transfer to Terracourt an aggregate 480,000 shares of the Company’s common stock for office consultant and multimedia services. The complaint was filed on March 18, 2004. Terracourt also filed a Statement of Damages seeking costs of the lawsuit and general damages of $2 million. The case proceeded to trial in the Los Angeles Superior Court in May, 2005. In June, 2005, the Judge issued a statement of decision which denied Terracourt’s claims for 450,000 shares of stock, monetary damages, and costs of the lawsuit. The Court also ruled that Terracourt was entitled to receive an option exercisable for 30,000 shares of the Company’s common stock, exercisable at $.001 per share (par value). Both parties filed motions for a new trial on the issue of the opinion. In September 2005, the court ruled that the Company must pay Terracourt a total of $2,500 and cancelled the original award of 30,000 options.
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
On January 25, 2006, Mr. Muller’s complaint, filed in the California District Court and transferred to the Federal Court in the Southern District of New York, was assigned to Judge George B. Daniels. It is expected that the Court will consolidate that complaint with the already pending claims encompassed within the Company’s Motion for Summary Judgment. While the Company believes that it will have valid claims and defenses, there can be no assurance that an adverse result or outcome on the pending motions or a trial of this case would not have a material adverse effect on the Company’s financial position or cash flow.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004
10. Commitments and contingencies — Continued
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
     Leases
In August 2005, the Company amended its sublease of a portion of a building in North Hollywood, California from an entity that is owned by a director of the Company. The lease term is from November 1, 2003 through October 31, 2007 and carries an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent is $3,740 per month under this lease.
In November 2003, the Company entered into a lease for a research and development facility located in Queensland, Australia. The term of the lease is from November 15, 2003 through March 15, 2006 and carries an option to renew for two additional years each with an increase of the greater of 5% or the increase in the then current Australian Consumer Price Index. Monthly rent is AUD $1,292 (approximately US $1,000) per month under this lease. In March 2006, the Company entered into a new lease for this facility for a term of two years commencing March 15, 2006. Monthly rent is AUD $1,462 (approximately US $1,100) per month under this lease.
In September 2005, the Company entered into a lease for a testing facility located in Morgan Hill, California. The term of the lease is from September 1, 2005 through August 31, 2007 and carries an option to renew for two additional years at the then prevailing market rate. Monthly rent is $2,240 per month under this lease. The lease was amended in February 2006 for additional space. Monthly rate under the amended lease is $4,160 per month.
Total rent expense under these leases for the years ended December 31, 2005 and 2004 is $44,180 and $33,720, respectively.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS — Continued
YEARS ENDED DECEMBER 31, 2005 AND 2004
10. Commitments and contingencies — Continued
     Leases — Continued
The following is a schedule by years of future minimum rental payments required under the non-cancelable operating leases:

Year ending December 31,
2006	$109,781
2007	88,224
2008	3,655

Total	$201,660

11. Subsequent events
During February 2006, the Company converted $45,000 of related party debt due to the Company’s Chief Executive Officer into a 9% convertible note due May 31, 2006. The note is convertible into common stock at $0.70 per share.
During February 2006, the Company issued 250,000 performance based warrants to an outside consultant. These warrants are to be exercisable at $.40 per share, are fully vested and exercisable immediately. These warrants were valued at $422,599 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4.59%; dividends yield of 0%; volatility factors of the expected market price common of 220.56%; and an expected life of five years. This amount will be recognized as an expense in the first quarter of 2006.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant.

3.2(1)	Bylaws of the Registrant.

10.1(2)	Commercial Sublease dated October 16, 2003 between the Registrant and KZ Golf, Inc.

10.2(9)	Amendment dated June 15, 2004 to Exhibit 10.1

10.3*	Amendment dated August 14, 2005 to Exhibit 10.1

10.4*	General Tenancy Agreement dated March 14, 2006 between the Registrant and Autumlee Pty Ltd.

10.5(3)	Agreement dated December 13, 2002 between the Registrant and RAND.

10.6(2)**	Agreement dated May 7, 2003 between the Registrant and RAND.

10.7(4)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.5

10.8(4)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.5

10.9(4)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.5

10.10(5)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).

10.11(5)	Assignment and Bill of Sale dated May 28, 2002 between the Registrant and Kevin Charles Hart.

10.12(6)†	Consulting Agreement dated December 1, 2003 between the Registrant and Joseph Helleis.

10.13(6)†	Employment Agreement dated December 1, 2003 between the Registrant and Edward L. Masry.

10.14(6)†	Employment Agreement dated December 1, 2003 between the Registrant and Eugene E. Eichler.

10.15(9)†	Amendment dated as of March 2, 2004 to Exhibit 10.13

10.16(6)†	Employment Agreement dated December 1, 2003 between the Registrant and Bruce H. McKinnon.

10.17(9)†	Amendment dated as of March 2, 2004 to Exhibit 10.15

10.18(7)	Save the World Air, Inc. 2004 Stock Option Plan

10.19(9)	Form of Incentive Stock Option Agreement under 2004 Stock Option Plan

10.20(9)	Form of Non-Qualified Stock Option Agreement under 2004 Stock Option Plan

10.21(9)	Consulting Agreement dated as of April 1, 2003 between the Registrant and Adrian Menzell

10.22(10)	Amendment to Exhibit 10.21

10.23(9)	Consulting Agreement dated as of April 1, 2003 between the Registrant and Pat Baker

10.24(10)	Amendment to Exhibit 10.23

10.25(9)	Consulting Agreement dated as of April 1, 2003 between the Registrant and John Kostic

10.26(10)	Amendment to Exhibit 10.25

10.27(9)	Consulting Agreement dated as of October 1, 2004 between the Registrant and John Fawcett

10.28(9)	Advisory Services Agreement dated as of February 26, 2003 between the Registrant and Kevin Charles Hart

Exhibit No.	Description
10.29(9)	Advisory Services Agreement dated as of July 7, 2003 between the Registrant and Sir Jack Brabham

10.30(8)	License Agreement dated as of July 1, 2004 between the Registrant and Temple University – The Commonwealth System of Higher Education

10.31(9)	Exclusive Capital Raising Agreement dated as of July 29, 2004 between the Registrant and London Aussie Marketing, Ltd.

10.32(9)	Consulting Agreement dated as of November 19, 2004 between the Registrant and London Aussie Marketing, Ltd.

10.33(9)†	Employment Agreement dated September 1, 2004 with Erin Brockovich

10.34(9)	Representation Agreement dated as of October 1, 2004 between the Registrant and Gurminder Singh

10.35(9)	Advisory Services Agreement dated as of August ___, 2002 between the Registrant and Bobby Unser, Jr.

10.36(9)	Advisory Services Agreement dated as of August ___, 2002 between the Registrant and Jack Reader

10.37(9)†	Advisory Services Agreement dated as of August ___, 2002 between the Registrant and Nate Sheldon

10.38(9)	Assignment of Patent Rights dated as of September 1, 2003 between the Registrant and Adrian Menzell

10.39(9)	Global Deed of Assignment dated June 26, 2004 between the Registrant and Adrian Menzell

10.40(11)†	Employment Agreement dated July 1, 2005 between the Registrant and John K. Bautista

10.41(11)	Lease dated August 15, 2005 between the Registrant and Thomas L. Jackson

10.42*	Amendment dated February 1, 2006 to Exhibit 10.41

10.43(11)	Form of Registrant’s 9% convertible note issued in 2005 Interim Financing

10.44(11)	Form of Registrant’s stock purchase warrant issued in 2005 Interim Financing

10.45*	Form of Registrant’s 9% convertible note issued in 2005 Bridge Financing

10.46*	Form of Registrant’s stock purchase warrant issued in 2005 Bridge Financing

23.1*	Consent of Weinberg & Co.

24*	Power of Attorney (included on Signature Page)

31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

*	Filed herewith.

**	Confidential treatment previously requested.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.

(2)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002.

(3)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.

(4)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

(5)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.

(6)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

(7)	Incorporated by reference from Appendix C of Registrant’s Schedule 14A filed on April 30, 2004, in connection with its Annual Meeting of Stockholders held on May 24, 2004.

(8)	Incorporated by reference from Registrant Form 8-K filed on July 12, 2004.

(9)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.

(10)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended June 30, 2005.

(11)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended September 30, 2005.