Form 10QSB
period 2006-03-31
SAVE THE WORLD AIR INC
filed 2006-05-17
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock outstanding as of May 15, 2006 was 33,658,531 shares.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

SAVE THE WORLD AIR, INC.
FORM 10-QSB
INDEX

i

PART I
Item 1. Financial Statements
SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS
MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005

	March 31, 2006	December 31,
	(unaudited)	2005
ASSETS

Current assets
Cash	$320,344	$279,821
Other current assets	8,740	9,009

Total current assets	329,084	288,830

Property and equipment, net of accumulated depreciation	314,203	295,374

Other assets	4,500	4,500

	$647,787	$588,704

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS — Continued
MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005

	March 31, 2006	December 31,
	(unaudited)	2005
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities

Accounts payable	$128,423	$155,456
Accrued expenses	246,337	179,461
Accrued research and development fees	595,000	680,000
Accrued professional fees	523,970	450,555
Payable to shareholder	—	45,000
Payable to related parties	158,732	158,732
Finders fees payable	5,666	8,916
Convertible debentures, net	1,245,974	318,759

Total current liabilities	2,904,102	1,996,879

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 32,343,967 and 31,387,418 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	32,344	31,387
Common stock to be issued	224,845	612,521
Additional paid-in capital	20,730,675	18,336,178
Deferred compensation	—	(142,187)
Deficit accumulated during the development stage	(23,244,179)	(20,246,074)

Total stockholders’ deficiency	(2,256,315)	(1,408,175)

	$647,787	$588,704

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2006

			Cumulative
	March 31,	March 31,	since
	2006	2005	inception
Net sales	$—	$—	$—

Operating expenses	2,940,011	661,595	18,785,425

Research and development expenses	57,294	401,485	3,860,881

Non-cash patent settlement cost	—	—	1,610,066

Loss before other income	(2,997,305)	(1,063,080)	(24,256,372)

Other income
Interest income	—	—	954
Settlement of litigation and debt	—	—	1,017,208

Loss before provision for income taxes	(2,997,305)	(1,063,080)	(23,238,210)

Provision for income taxes	800	1,976	5,969

Net loss	$(2,998,105)	$(1,065,056)	$(23,244,179)

Net loss per common share, basic and diluted	$(0.10)	$(0.03)

Weighted average common shares outstanding, basic and diluted	31,468,333	38,036,260

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2006

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
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2006

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
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2006

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

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2006

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Finders’ fees related to stock issuances		—	—	43,875	(312,582)	—	—	(268,707)
Common stock paid for, but not issued (25,000 shares)	0.25	—	—	6,250	—	—	—	6,250
Amortization of deferred comp		—	—		—	863,727	—	863,727
Net loss for year ended December 31, 2003		—	—		—	—	(2,476,063)	(2,476,063)

Balance, December 31, 2003		34,128,261	34,128	6,250	10,162,177	(708,333)	(10,327,608)	(833,386)
Common stock issued, previously paid for	0.25	25,000	25	(6,250)	6,225	—	—	—
Stock issued for director services on March 31, 2004	1.50	50,000	50	—	74,950	—	—	75,000
Stock issued for finders fees on March 31, 2004	0.15	82,500	82	—	12,293	—	—	12,375
Stock issued for finders fees on March 31, 2004	0.25	406,060	407	—	101,199	—	—	101,606
Stock issued for services on April 2, 2004	1.53	65,000	65	—	99,385	—	—	99,450
Debt converted to stock on April 2, 2004	1.53	60,000	60	—	91,740	—	—	91,800
Stock issued upon exercise of warrants on May 21, 2004	0.20	950,000	950	—	189,050	—	—	190,000
Stock issued for directors services on June 8, 2004	1.70	600,000	600	—	1,019,400	—	—	1,020,000
Stock issued for cash on August 25, 2004	1.00	550,000	550	—	549,450	—	—	550,000
Stock issued upon exercise of options on August 30, 2004	0.40	4,000	4	—	1,596	—	—	1,600
Stock issued for cash on September 8, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for consulting services on September 15, 2004	1.31	50,000	49	—	65,451	—	—	65,500
Stock issued for patent settlement on September 22, 2004	1.24	20,000	20	—	24,780	—	—	24,800
Stock issued for research and development on October 6, 2004	1.40	65,000	65	—	90,935	—	—	91,000
Stock issued for cash on October 6, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for cash on October 15, 2004	1.00	150,000	150	—	149,850	—	—	150,000
Stock issued upon exercise of stock options on October 21, 2004	0.40	6,500	6	—	2,594	—	—	2,600
Stock issued for cash on November 3, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for cash on November 18, 2004	1.00	172,500	173	—	172,327	—	—	172,500
Stock issued for cash on December 9, 2004	1.00	75,000	75	—	74,925	—	—	75,000
Stock issued for cash on December 23, 2004	1.00	250,000	250	—	249,750	—	—	250,000
Finders fees related to stock issuances	—	—	—	—	(88,384)	—	—	(88,384)
Common stock paid for, but not issued (119,000 shares)	—	—	—	119,000	—	—	—	119,000

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2006

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Intrinsic value of options issued to employees	—	—	—	—	248,891	(248,891)	—	—
Fair value of options issued to non-employees for services	—	—	—	—	55,381	(55,381)	—	—
Fair value of warrants issued for settlement costs	—	—	—	—	1,585,266	—	—	1,585,266
Fair value of warrants issued to non- employees for services	—	—	—	—	28,872	—	—	28,872
Amortization of deferred compensation	—	—	—	—	—	936,537	—	936,537
Net loss for year ended December 31, 2004	—	—	—	—	—	—	(6,803,280)	(6,803,280)

Balance, December 31, 2004	—	37,784,821	37,784	119,000	15,043,028	(76,068)	(17,130,888)	(2,007,144)
Common stock issued, previously paid for	1.00	69,000	69	(69,000)	68,931	—	—	—
Stock issued upon exercise of warrants, previously paid for	1.00	50,000	50	(50,000)	49,950	—	—	—
Stock issued for cash on January 20, 2005	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued upon exercise of warrants on January 31, 2005	0.40	500	1	—	199	—	—	200
Stock issued for cash on February 17, 2005	1.00	325,000	325	—	324,675	—	—	325,000
Stock issued for cash on March 31, 2005	1.00	215,000	215	—	214,785	—	—	215,000
Stock issued for cash on May 17, 2005	1.00	5,000	5	—	4,995	—	—	5,000
Stock issued for cash on June 7, 2005	1.00	300,000	300	—	299,700	—	—	300,000
Stock issued for cash on August 5, 2005	1.00	480,500	480	—	480,020	—	—	480,500
Stock issued for cash on August 9, 2005	1.00	100,000	100	—	99,900	—	—	100,000
Stock issued for cash on October 27, 2005	1.00	80,000	80	—	79,920	—	—	80,000
Common stock cancelled on December 7, 2005	Various	(8,047,403)	(8,047)	—	8,047	—	—	—
Stock issued for settlement of payables on December 21, 2005	—	—	—	57,092	—	—	—	57,092
Stock issued for settlement of payables on December 31, 2005	—	—	—	555,429	—	—	—	555,429
Finders fees related to stock issuances	—	—	—	—	(109,840)	—	—	(109,840)
Intrinsic value of options issued to employees	—	—	—	—	243,750	(243,750)	—	—
Fair value of options issued for settlement costs	—	—	—	—	31,500	—	—	31,500
Fair value of warrants issued for settlement costs	—	—	—	—	4,957	—	—	4,957
Fair value of warrants issued to non- employees for services	—	—	—	—	13,505	—	—	13,505
Amortization of deferred compensation	—	—	—	—	—	177,631	—	177,631
Warrants issued with convertible notes	—	—	—	—	756,768	—	—	756,768

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY FROM
INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2006

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	696,413	—	—	696,413
Net loss for year ended December 31, 2005	—	—	—	—	—	—	(3,115,186)	(3,115,186)

Balance, December 31, 2005		31,387,418	$31,387	$612,521	$18,336,178	$(142,187)	$(20,246,074)	$(1,408,175)
Stock issued, for previously settled payables	—	846,549	847	(612,521)	611,674	—	—	—
Stock issued upon exercise of warrants on March 23, 2006	—	25,000	25	—	37,475	—	—	37,500
Stock issued upon exercise of warrants on March 27, 2006	—	75,000	75	—	87,425	—	—	87,500
Stock issued upon exercise of warrants on March 30, 2006	—	10,000	10	—	9,990	—	—	10,000
Common stock paid for, but not issued	—	—	—	18,125	—	—	—	18,125
Common stock for convertible notes converted to stock, but not issued	—	—	—	206,720	—	—	—	206,720
Fair value of options issued to employees and officers	—	—	—	—	478,490	—	—	478,490
Fair value of warrants issued for services	—	—	—	—	401,130	—	—	401,130
Write off of deferred compensation	—	—	—	—	(142,187)	142,187	—	—
Warrants issued with convertible notes	—	—	—	—	620,252	—	—	620,252
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	290,248	—	—	290,248
Net loss for three months ended March 31, 2006	—	—	—	—	—	—	(2,998,105)	(2,998,105)

Balance, March 31, 2006 (unaudited)		32,343,967	$32,344	$224,845	$20,730,675	$—	$(23,244,179)	$(2,256,315)

See Notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO
MARCH 31, 2006

			Cumulative
	March 31,	March 31,	since
	2006	2005	inception
Cash flows from operating activities
Net loss	$(2,998,105)	$(1,065,056)	$(23,244,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	—	—	(1,017,208)
Fair value of options and warrants issued for services	879,619	—	1,050,809
Issuance of common stock for services	—	—	4,668,102
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Issuance of warrants for services	—	—	13,505
Patent acquisition cost	—	—	1,610,066
Amortization of issuance costs	1,133,935	—	1,452,694
Amortization of deferred compensation	—	76,068	3,060,744
Depreciation	23,312	2,268	57,074
Changes in operating assets and liabilities:
Prepaid expenses and other	269	(2,800)	(13,240)
Income taxes payable	—	1,176	—
Accounts payable and accrued expenses	25,007	338,633	1,824,930

Net cash used in operating activities	(935,963)	(649,711)	(9,995,246)

Cash flows from investing activities
Purchase of property and equipment	(42,141)	—	(367,727)

Net cash used in investing activities	(42,141)	—	(367,727)

Cash flows from financing activities
Increase (decrease) in payables to related parties and shareholder	—	100,000	715,183
Advances from founding executive officer	—	—	517,208
Net proceeds from convertible debentures	865,500	—	2,318,683
Issuance of common stock for cash	135,002	530,800	7,114,118
Common stock issuable	18,125	25,000	18,125

Net cash provided by financing activities	1,018,627	655,800	10,683,317

Net increase in cash	40,523	6,089	320,344

Cash, beginning of period	279,821	84,826	—

Cash, end of period	$320,344	$90,915	$320,344

See Notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS — Continued (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO
MARCH 31, 2006

			Cumulative
	March 31,	March 31,	since
	2006	2005	inception
Supplemental disclosures of cash flow information

Cash paid during the year for

Interest	$—	$—	$—

Income taxes	$800	$800	$5,957

Non-cash investing and financing activities

Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000

Deferred compensation for stock options issued for services	—	—	3,202,931

Purchase of property and equipment financed by advance from related party	—	—	3,550

Conversion of related party debt to equity	—	—	515,000

Issuance of common stock in settlement of payable	—	—	113,981

Common stock, previously paid for	—	100,000	—

Finders fees accrued for issuance of common stock	—	—	510,806

Value of warrants and beneficial conversion feature of convertible notes	865,500	—	2,318,683

Cancellation of stock	—	—	8,047

Conversion of accounts payable and accrued expenses to common stock issued	612,521	—	612,521

Conversion of related party debt to convertible debentures	45,000	—	45,000

Conversion of convertible debentures to common stock	206,720	—	206,720

Write off of deferred compensation	142,187	—	142,187
See Notes to condensed financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
1.	Organization and basis of presentation
Basis of presentation
The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Save the World Air, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. The balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements.
Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
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
The Company’s focus is on research and development of proprietary devices that are designed to reduce harmful emissions, and improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines and has not yet generated any revenues. The prototype devices are called “ZEFS” and “CAT-MATE.” The Company has put forth efforts to complete the design, the development of production models and the promotion of products in the market place worldwide. Expenses have been funded through the sale of company stock, debt and the exercise of warrants. The Company has taken actions to secure the intellectual property rights to the ZEFS and CAT-MATE devices. In addition, the Company has initiated marketing efforts to international governmental entities in cooperation with the United Nations Environmental Programme (UNEP) and various original equipment manufacturers (OEMs), to eventually sell or license the ZEFS and CAT-MATE products and technology.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
2.	Net loss per share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the three months ended March 31, 2006 and 2005, the dilutive impact of outstanding stock options of 7,181,257 and 14,422,652 respectively, and outstanding warrants of 22,971,954 and 16,093,914 have been excluded because their impact on the loss per share is antidilutive.
3.	Recent accounting pronouncements
On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employee or director stock options recognized during the three months ended March 31, 2005. Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the three months ended March 31, 2006 was $478,490. Basic and diluted loss per share for the quarter ended March 31, 2006 would have been $(0.08) per share, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $(0.10) per share.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
3.	Recent accounting pronouncements — Continued
The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the Company’s stock option plans for the three months ended March 31, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula (“Black-Scholes model”) and amortized to expense over the options’ requisite service periods (vesting periods).

Net loss as reported	$(1,065,056)
Plus: Stock-based expense recognized in the Statement of Operations – intrinsic value	60,938
Less: Stock-based expense determined under fair-value based method (SFAS 123)	(290,102)

Pro forma net loss	$(1,294,220)

Net loss per share
As reported – basic and diluted	$(0.03)
Pro forma – basic and diluted	$(0.04)
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
3.	Recent accounting pronouncements — Continued
Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, the Company recognized share-based compensation equal to the award’s intrinsic value at the time of grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred.
The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
The Company has elected to adopt the detailed method provided in SFAS 123(R) for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
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
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
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
In connection with the Company’s legal proceedings against Mr. Muller (see Note 9). The Company has canceled (i) the 8,047,403 shares of its common stock held by Mr. Muller and/or his affiliates, (ii) the options to acquire an additional 10,000,000 shares of the Company’s common stock held by Mr. Muller personally and (iii) the $1,017,208 of debt which Mr. Muller claimed was owed to him by the Company.
Loans from related parties
Masry & Vititoe, a law firm in which Edward Masry, the Company’s former Chief Executive Officer, was a partner, has advanced $158,732 and $136,478 as of March 31, 2006 and 2005, respectively, to the Company for working capital purposes. Advances by Masry and Vititoe are unsecured, non-interest bearing, and are due on demand.
In 2005, Eugene Eichler, the Company’s Chief Executive Officer, advanced $45,000 to the Company for working capital purposes. These advances are unsecured, bear interest at 6% per annum and are due on demand. In February 2006, these advances were converted into a convertible note (Note 5).
Lease agreement
In January 2006, the Company entered into a new sublease of a portion of a building in North Hollywood, California from an entity that is owned by a director of the Company. The lease term is from January 1, 2006 through July 31, 2007 and carries an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent is $6,208 per month under this lease.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
5.	Convertible debentures and warrants
During the year ended December 31, 2005, the Company completed the first part of a private offering of its 9% Convertible Notes due at dates ranging between May 31, 2006 and July 31, 2006 (the “Notes”) and Warrants to purchase shares of the Company’s common stock which expire between August 31, 2007 and December 28, 2007 (the “Warrants”). The Notes are convertible at $0.70 per share of common stock and the Warrants entitle the holder to purchase a number of shares of the Company’s common stock equal to 150% of the number of shares of common stock into which the Note is convertible. The Warrants are exercisable at a price of $1.00 per share.
During the year ended December 31, 2005, the Company issued Notes totaling $1,576,378 and paid related transaction fees of $123,196, resulting in net proceeds to the Company of $1,453,182. In addition to the cash paid for transaction fees, 166,126 additional Warrants were issued to certain placement agents. These Warrants expire between August 31, 2007 and December 28, 2007 and are exercisable at a price of $1.00 per share.
The aggregate value of the Warrants issued in connection with the offering and to the finder were valued at $696,413 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.02% to 4.45%; dividend yield of 0%; volatility factors of the expected market price of common stock of 83.59%; and an expected life of two years. The company also determined that the notes contained a beneficial conversion feature of $756,768.
The value of the Warrants of $696,413, the conversion option of $756,768, and the transaction fees of $123,196 are considered as debt discount and are being amortized over the life of the Notes.
During the three months ended March 31, 2006, the Company issued additional Notes totaling $1,000,000 which included the conversion of $45,000 of debt owed to the Company’s Chief Financial Officer. The Company paid related transaction fees of $89,500 resulting in net proceeds to the Company of $865,500. In addition to the cash paid for transaction fees, 117,857 additional Warrants were issued to certain placement agents. These Warrants expire between August 31, 2007 and February 9, 2008 and are exercisable at a price of $1.00 per share.
The aggregate value of the Warrants issued in connection with the offering and to the finder were valued at $620,252 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.35% to 4.66%; dividend yield of 0%; volatility factors of the expected market price of common stock of 130.61%; and an expected life of two years. The company also determined that the notes contained a beneficial conversion feature of $290,248.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
5.	Convertible debentures and warrants — Continued
The value of the Warrants of $620,252, the conversion option of $290,248, and the transaction fees of $89,500 are considered as debt discount and are being amortized over the life of the Notes.
For the three months ended March 31, 2006, $1,053,266 of the total discount has been amortized and included in the accompanying statement of operations. The remaining unamortized debt discount of $1,123,684 has been netted against the $2,369,658 Convertible Notes in the accompanying March 31, 2006 Balance Sheet.
During the three months ended March 31, 2006, $206,720 of the Notes were converted to 295,314 shares of stock at $0.70 per share.
6.	Capital stock
Sale of equity securities
As of March 31, 2006, the Company has authorized 200,000,000 shares of its common stock, of which 32,343,967 shares were issued and outstanding.
During the year ended December 31, 2005, the Company issued 1,599,500 units of common stock, which consisted of one share of common stock and one warrant to acquire a share of common stock at an exercise price of $1.50 per share, for net proceeds of $1,490,660. The 1,599,500 warrants were issued to investors as part of an equity agreement and were not ascribed any value in the accompanying financial statements. Of the 1,599,500 shares issued, the Company issued 69,000 shares of common stock for which payment was previously received. The Company also issued 50,500 shares for the exercise of warrants, 50,000 of which payment was previously received.
The warrants issued above were part of a private offering of 2,892,000 units that began July 29, 2004 and concluded on July 22, 2005. The expiration date of each of the warrants was previously extended by one hundred eighty (180) days from its original expiration date. On February 6, 2006, the Company extended the expiration date for each of the warrants by an additional one hundred eighty-five (185) days, for a total extension of one year from its original expiration date.
During the year ended December 31, 2005, the Company agreed to issue 846,548 shares in settlement of accrued expenses of $612,521. These shares are reflected as common stock to be issued in the accompanying December 31, 2005 financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
6.	Capital stock — Continued
Sale of equity securities — Continued
During the three months ended March 31, 2006, individuals exercised outstanding warrants to purchase 146,250 shares of common stock for net proceeds of $153,125. Subsequent to the end of the three-month period ended March 31, 2006 and through May 12, 2006, individuals exercised outstanding warrants, at various exercise prices, to purchase an additional 1,550,000 shares of common stock for gross and net proceeds of $900,000.
Warrants
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
During February 2006, the Company issued 250,000 performance based warrants to an outside consultant. These warrants are to be exercisable at $.40 per share, are fully vested and exercisable immediately. These warrants were valued at $401,130 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.59%; dividends yield of 0%; volatility factors of the expected market price common of 130.61%; and an expected life of five years.
Intrinsic value of employee options
During the years ended December 31, 2004 and prior, certain employee options were granted with exercise prices less the than fair market value of the Company’s stock at the date of grant. As the grants were to employees, the intrinsic value method, as allowed under APB No. 25, was used to calculate the related compensation expense. $76,068 of deferred compensation costs were amortized and recognized as expense in the three months ended March 31, 2005. In January 2006, the Company adopted SFAS 123R. Under SFAS 123R, deferred compensation of $142,187 was written off against additional paid in capital. The unvested options outstanding were previously valued for pro forma disclosure purposes using the Black-Scholes pricing model, using a 3.0 to 5.5 year expected term, 83.59% volatility, no annual dividends, and a discount rate of 4.06% to 4.12%. Total compensation expense recognized for the three months ended March 31, 2006 was $290,102.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
6.	Capital stock — Continued
Black-Scholes value of employee options
During the three months ended March 31, 2006, the Company granted 1,163,605 options to certain employees, exercisable at amounts ranging from $0.85 to $1.69, vested over one year with a ten year life. The options were valued at an aggregate amount of $1,809,518 using the Black Scholes pricing model, as required under SFAS 123R, using a 5.5 year expected term, 130.61% volatility, no annual dividends, and a discount rate of 4.59%. The total compensation expense recognized for the three months ended March 31, 2006 was $188,388.
The Company issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the “Plan”). Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance.
In February, 2006, the board approved an amendment to the 2004 Plan, increasing by 2,000,000 shares, from 5,000,000 to 7,000,000 shares, the total number of shares subject to options that can be granted under the 2004 Plan.
The weighted average exercise prices, remaining contractual lives and aggregate intrinsic values for options and warrants granted, exercisable, and expected to vest under the Plan as of December 31, 2005 were as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life	Intrinsic
	shares	Price	(Years)	Value
As of December 31, 2005:
Outstanding	6,508,561	$0.27	5.26	$2,600,000
Expected to Vest	6,017,652	$0.43	5.31	$2,600,000
Exercisable	4,422,652	$0.52	3.62	$2,600,000
Aggregate intrinsic value excludes those options and warrants that are ‘not-in-the-money” as of December 31, 2005. Awards that are expected to vest take into consideration estimate forfeitures for awards not yet vested.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
6.	Capital stock — Continued
Black-Scholes value of employee options — Continued
For the year ended December 31, 2005, no options were exercised.
As of December 31, 2005, there was $142,187 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the weighted-average period of one year.
7.	Research and development

The Company has research and development facilities in Morgan Hill, California and Queensland, Australia. The Company has expanded research and development to include application of the technologies utilized by the ZEFS and CAT-MATE device for diesel engines, motorbikes, boats, generators, lawnmowers and other small engines. The Company has purchased test vehicles, test engines and testing equipment. The Company has completed testing on ZEFS and CAT-MATE devices for multiple automobiles, trucks, motorcycles, off-road vehicles and stationary engines, the results of which have been provided to RAND Corporation (RAND) for evaluation. RAND oversees the research and development facilities. The Company also uses third party research and development facilities in Los Angeles, California for the development of the ZEFS and CAT-MATE devices. The Company spent $57,294 and $401,485 for the three months ended March 31, 2006 and 2005, respectively.
8.	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $2,998,105 and a negative cash flow from operations of $953,963 for the three months ended March 31, 2006, and had a working capital deficiency of $2,575,017 and a stockholders’ deficiency of $2,256,314 at March 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
9.	Commitments and contingencies
Legal matters
On December 19, 2001, the SEC filed civil charges in the United States Federal District Court, Southern District of New York, against us, the Company’s former President and then sole director Jeffrey A. Muller, and others, alleging that the Company and the other defendants were engaged in a fraudulent scheme to promote our stock. The SEC complaint alleged the existence of a promotional campaign using press releases, Internet postings, an elaborate website, and televised media events to disseminate false and materially misleading information as part of a fraudulent scheme to manipulate the market for stock in the corporation, which was then controlled by Mr. Muller. On March 22, 2002, the Company signed a consent to final judgment of permanent injunction and other relief in settlement of this action as against the corporation only, which the court approved on July 2, 2002. Under this settlement, the Company was not required to admit fault and did not pay any fines or restitution. The SEC’s charges of fraud and stock manipulation continue against Mr. Muller and others.
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
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
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
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
9.	Commitments and contingencies — Continued
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
In response to the November 16, 2005 decision by the Court, Muller filed a motion seeking to set aside the decision and order of the Court. On March 31, 2006, the Court issued a decision and order denying Muller’s motion to set aside the decision on summary judgment issued against Muller on November 16, 2005.
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
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
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
     Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.
Overview
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and notes thereto included in Part I, Item 1 of this Form 10-QSB and the Financial Statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
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

     During 2005 and continuing in the three-month period ended March 31, 2006, we also began to focus on the initial marketing of our devices. We entered into the first agreements for the distribution of our products in late 2005 and early 2006. Our first two US distributorship agreements with Team Phantom of Alaska and Motorcycle Products Consulting of California, provides for the sale of our ZEFS devices in the North American OEM and after-market for motorcycles through the distributors to certain named prospective purchasers.
     In January 2006, we entered into our first international distributorship agreement, with Golden Allied Enterprises (Group) Co., Ltd. (“GAE”). The agreement provides that GAE will serve as our exclusive distributor for our ZEFS and CAT-MATE devices in the People’s Republic of China. The agreement with GAE is conditioned upon our ZEFS device achieving EURO2 standards in tests to be conducted in Shanghai. These tests were conducted and passed in April 2006.
     We anticipate that we will begin delivering devices under these agreements commencing in the third quarter of 2006 and we currently believe that we will begin to generate revenue during the third quarter of 2006.
     In addition, we are continuing our marketing efforts to international governmental entities in cooperation with the United Nations Environmental Programme (UNEP) and various original equipment manufacturers (OEMs), and the aftermarket to sell or license our ZEFS and CAT-MATE devices and technology. We anticipate that these efforts will continue during the remainder of 2006.
     Since February 2, 2006, our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “ZERO.OB”.
     Expenses have been funded primarily through the sale of stock and convertible debt. We have raised capital in 2006 and will need to raise additional capital in 2006, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.
Results of Operations
     To date, we have not generated any revenues and our business continues in the development stage. We have focused our efforts on verifying and developing our technologies and devices and commencing marketing efforts for their license or sale. We expect to begin generating revenue in the third quarter of 2006.
     General and administrative expenses were $2,940,011 for the three-month period ended March 31, 2006, compared to $661,595 for the three-month period ended March 31, 2005, an increase of $2,278,416. This increase is primarily attributable to an increase in non-cash expenses in the amount of $2,007,888. These non-cash items are made up of accounting valuation and amortization of warrant values associated with convertible debt financing totaling $1,183,293, revaluation of options and warrants using the Black- Scholes option pricing model amounting to $803,551, and depreciation of $21,044. Increases in cash expenses were $270,528 and were made up of Salaries, Benefits and Consulting Fees of $164,994; Corporate Expenses of $30,541; Professional Fees of $50,250; and Rent and Utilities and Office Expenses of $24,743.

     Research and development expenses were $57,294 for the three-month period ended March 31, 2006, compared to $401,485 for the three-month period ended March 31, 2005, a decrease of $$344,191. This decrease is primarily attributable to a decrease in research by RAND Corporation of $380,032, offset in part by an increase in product research, testing and prototype expenses of $35,841.
     We expect our operating costs to increase during the balance of fiscal year 2006, primarily as a result of anticipated increases in product development expenses, general and administrative expenses and marketing expenses, as we continue production and sales activities during 2006.
     We had a net loss of $2,998,105 or $.10 per share for the three-month period ended March 31, 2006, compared to a net loss of $1,065,056 or $.03 per share for the three-month period ended March 31, 2005. We expect to incur additional net loss in the fiscal year ending December 31, 2006, primarily attributable to continued general and administrative expenses and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.
Liquidity and Capital Resources
     We have incurred negative cash flow from operations in the development stage since our inception in 1998. As of March 31, 2006, we had cash of $320,344 and an accumulated deficit of $23,244,179. Our negative operating cash flow since inception has been funded primarily through the sale of common stock, issuance of convertible notes, and, to a lesser degree, by proceeds we received from the exercise of options and warrants.
     The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,998,105 and negative cash flow from operations of $953,963 for the three-month period ended March 31, 2006 and a stockholders’ deficiency of $2,256,314 as of March 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
     As of March 31, 2006, our expenses ran, and are expected to continue to run, at a “burn rate” of approximately $350,000 per month. Our current capital resources will be sufficient to fund operations only through July 2006, and we will require additional capital in order to operate beyond this date.
     We issued an aggregate $1,075,000 principal amount of our 9% convertible subordinated notes to investors in late 2005 and early 2006 (the “Bridge Notes”). Net proceeds to us from the sale of the Bridge Notes were $935,250. Of this amount, $550,000 principal amount was issued in the three-month period ended March 31, 2006, resulting in net proceeds to the Company of $487,500. The Bridge Notes mature on the earlier of May 31, 2006 or the successful completion of an offering of our securities of at least $5,000,000 gross proceeds.
     In addition, during 2005 and early 2006, we also issued an aggregate of $1,501,378 principal amount of our 9% convertible subordinated notes (the “Investor Notes”) due July 31, 2006 to certain investors. Of this amount, $450,000 principal amount was issued in the three-month period ended March 31, 2006, resulting in net proceeds to the Company of $432,000. The Company may, at its option, require that the Investor Notes be converted into shares of our Common Stock if we raise at least $5,000,000 gross proceeds in one or more offerings of our securities prior to such date.
     In 2006, we have raised capital through the sale of our common stock and are continuing to raise capital through the sale of our common stock, to provide the funds necessary to continue to execute on our business plan and repay the Bridge Notes and Investor Notes as they mature. Subsequent to the end of the three-month period ended March 31, 2006, we conducted an offering of shares of our common stock to two overseas investors, in which we raised $737,881 gross proceeds ($667,783 net proceeds).
     Also subsequent to the end of the three-month period ended March 31, 2006, we commenced an offering (the “PIPE Offering”) of shares of up to $2,000,000 (subject to a 20% over-allotment option) of our common stock and warrants through our exclusive placement agent, Spencer Clarke LLC of New York. Prior to the filing of this Report, we raised $1,334,000 gross proceeds ($1,160,579 net proceeds) in the PIPE Offering. The PIPE Offering is ongoing at the time of the filing of this Report.
     During the three-month period ended March 31, 2006, we have also raised $153,125 through the exercises of outstanding warrants. Subsequent to the end of the three-month period ended March 31, 2006 and through May 12, 2006, we raised an additional $900,000 through the exercise of outstanding warrants.
     We believe that exercises of in-the-money options and warrants, together with sales of our securities in the PIPE Offering and other financings we have undertaken and may undertake, will provide most of the proceeds needed to meet our capital requirements on a going forward basis. However, there can be no assurance that additional equity or debt financing will be available or available on terms favorable to us. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate, our ongoing research and development programs, reduce our marketing and sales activities, or relinquish rights to technologies that we might otherwise seek to develop or commercialize.
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
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing our financial statements as described in Note 1 to Notes to Financial Statements. See Part I, Item 1, “Financial Statements”. Actual results could differ from those estimates.
     Stock-Based Compensation
     On January 1, 2006, we adopted Statements of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year.
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

     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. In the event of such impracticality, SFAS No. 154 provides for other means of application. In the event the Company changes accounting principles, it will evaluate the impact of SFAS No. 154.
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
     In response to the November 16, 2005 decision by the Court, Muller filed a motion seeking to set aside the Decision and Order of the Court. On March 31, 2006, the Court issued a Decision and Order denying Muller’s Motion to set aside the Decision on Summary Judgment issued against Muller on November 16, 2005.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three-month period ended March 31, 2006, the Company sold an aggregate $450,000 principal amount of Investor Notes and warrants to purchase 964,286 additional shares of common stock at $1.00 share, to one investor. Net proceeds to the Company were $432,000. The issuance of the convertible notes and warrants described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, or Regulations D promulgated thereunder.
     During the three-month period ended March 31, 2006, the Company also sold an aggregate $550,000 principal amount of Bridge Notes and warrants to purchase 1,178,571 additional shares of common stock at $1.00 per share, to 15 investors, as part of the Company’s Bridge Financing. In addition, warrants exercisable for 117,857 shares of the Company’s common stock were issued to the Company’s placement agent. Net proceeds to the Company in connection with these issuances were $487,500. The issuances of the convertible notes and warrants described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, or Regulations D or S promulgated thereunder.
     Additionally, during the three-month period ended March 31, 2006, individuals exercised outstanding warrants to purchase 146,250 shares of our common stock for an aggregate $153,125 gross and net proceeds. Subsequent to the end of the three-month period ended March 31, 2006 and through May 12, 2006, individuals exercised outstanding warrants, at various exercise prices, to purchase an additional 1,550,000 shares for an aggregate $900,000 gross and net proceeds. The issuances of the shares of common stock upon exercise of the warrants described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, or Regulations D promulgated thereunder.
     In April 2006, subsequent to the end of the three-month period ended March 31, 2006, the Company sold an aggregate 473,000 shares of common stock and warrants to purchase 118,250 additional shares of common stock at $2.60 per share, to two investors. In addition, warrants exercisable for 11,825 shares of the Company’s common stock were issued to the Company’s placement agent. Gross proceeds to the Company in connection with these issuances were $737,881 and net proceeds were $667,783. This offering was made to individuals who are not “U.S. persons” as that term is defined in Rule 902 of Regulation S promulgated under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     Our principal executive offices consist of leased space in North Hollywood, California. We lease this space from KZ Golf, Inc. (“KZG”), pursuant to a lease we originally entered into on October 16, 2003 and which expired on October 16, 2005. We exercised an option to renew the lease, which renewal term was due to expire on October 15, 2007. Through October 16, 2005, the rent was $3,400 per month for approximately 1,225 square feet, and for comprehensive office support services, including reception, parking and conference facilities. During the extended lease term, the rent was $3,740 per month.
     In connection with our need to acquire additional office space and expanded services as our business activities grow, we entered into a new lease dated as of January 1, 2006 with KZG, replacing the prior lease and the terms applicable under the extended term thereof. The new lease is for a term of 19 months, expiring July 31, 2007. The new rent is $6,208 per month for approximately 1,700 square feet of office space, and for additional common area use, expanded office support services, including a computer network, and additional parking spaces. We have the right to renew the lease for an additional term of two years at a 10% increase over the then-current rent.
     Bruce H. McKinnon, our President and a director, is an owner of KZG. Management believes that the terms of the lease with KZG are no less favorable than what we would have had to pay for equivalent space and comparable services with an unaffiliated party.

Item 6. Exhibits

Exhibit No.	Description
10.1	Commercial Sublease dated as of January 1, 2006 between KZG and the Company

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: May 17, 2006	SAVE THE WORLD AIR, INC.

	By:	/s/ EUGENE E. EICHLER

Eugene E. Eichler
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Commercial Sublease dated as of January 1, 2006 between KZG and the Company

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)