Form 10QSB
period 2006-06-30
SAVE THE WORLD AIR INC
filed 2006-08-14
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock outstanding as of August 7, 2006 was 39,112,631 shares.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

SAVE THE WORLD AIR, INC.
FORM 10-QSB
INDEX
 i

PART I
Item 1. Financial Statements
SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31,
	(unaudited)	2005
ASSETS

Current assets
Cash	$1,628,517	$279,821
Inventory	3,719	—
Other current assets	122,588	9,009

Total current assets	1,754,824	288,830

Property and equipment, net of accumulated depreciation	367,272	295,374

Other assets	4,500	4,500

Total assets	$2,126,596	$588,704

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

	June 30, 2006	December 31,
	(unaudited)	2005
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities

Accounts payable	$117,942	$155,456
Accrued expenses	178,582	179,461
Accrued research and development fees	495,000	680,000
Accrued professional fees	501,732	450,555
Payable to shareholder	—	45,000
Payable to related parties	—	158,732
Finders fees payable	4,666	8,916
Convertible debentures, net	983,863	318,759

Total current liabilities	2,281,785	1,996,879

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 37,360,368 and 31,387,418 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	37,360	31,387
Common stock to be issued	47,722	612,521
Additional paid-in capital	25,996,133	18,336,178
Deferred compensation	—	(142,187)
Deficit accumulated during the development stage	(26,236,404)	(20,246,074)

Total stockholders’ deficiency	(155,189)	(1,408,175)

Total liabilities and stockholders’ deficiency	$2,126,596	$588,704

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2006

	Three months ended		Six months ended
	June 30,		June 30,			Cumulative
						since
	2006	2005	2006		2005	inception
Net sales	$—	$—	$		$—	$—

Operating expenses	1,852,870	583,310		3,607,840	1,244,905	19,098,589

Research and development expenses	121,111	190,637		178,873	592,122	3,982,460

Non-cash patent settlement costs	—	—		—	—	1,610,066

Loss before other income (expense)	(1,973,981)	(773,947)		(3,786,713)	(1,837,027)	(24,691,115)

Other income (expense)
Other income	125	—		125	—	125
Interest income	6,976	—		6,976	—	7,930
Interest expense	(1,025,345)	(570)		(2,209,918)	(570)	(2,564,583)
Settlement of litigation debt	—	—		—	—	1,017,208

Loss before provision for income taxes	(2,992,225)	(774,517)		(5,989,530)	(1,837,597)	(26,230,435)

Provision for income taxes	—	—		800	1,976	5,969

Net loss	$(2,992,225)	$(774,517)		$(5,990,330)	$(1,839,573)	$(26,236,404)

Net loss per share, basic and diluted	$(0.09)	$(0.02)		$(0.18)	$(0.05)

Weighted average shares outstanding, basic and diluted	33,661,360	38,528,563		32,816,890	38,283,771

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2006 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY - Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2006 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY - Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2006 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2006 (UNAUDITED

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2006 (UNAUDITED

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY - Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2006 (UNAUDITED

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	696,413	—	—	696,413
Net loss for year ended December 31, 2005	—	—	—	—	—	—	(3,115,186)	(3,115,186)

Balance, December 31, 2005		31,387,418	$31,387	$612,521	$18,336,178	$(142,187)	$(20,246,074)	$(1,408,175)
Stock issued, for previously settled payables (unaudited)	—	846,549	847	(612,521)	611,674	—	—	—
Stock issued upon exercise of warrants on March 23, 2006 (unaudited)	1.50	25,000	25	—	37,475	—	—	37,500
Stock issued upon exercise of warrants on March 27, 2006 (unaudited)	1.50	50,000	50	—	74,950	—	—	75,000
Stock issued upon exercise of warrants on March 27, 2006 (unaudited)	0.50	25,000	25	—	12,475	—	—	12,500
Stock issued upon exercise of warrants on March 30, 2006 (unaudited)	1.00	10,000	10	—	9,990	—	—	10,000
Stock issued upon exercise of warrants on April 10, 2006 (unaudited)	0.50	36,250	36	—	18,089	—	—	18,125
Common stock issued for convertible debt on April 10, 2006 (unaudited)	0.70	269,600	270	—	188,450	—	—	188,720
Stock issued for cash April 24, 2006 (unaudited)	1.56	473,000	473	—	737,408	—	—	737,881
Stock issued upon exercise of warrants on April 26, 2006 (unaudited)	0.50	125,000	125	—	62,375	—	—	62,500
Stock issued upon exercise of warrants on April 26, 2006 (unaudited)	1.50	100,000	100	—	149,900	—	—	150,000
Common stock issued for convertible debt on April 26, 2006 (unaudited)	0.70	35,714	36	—	24,964	—	—	25,000
Stock issued upon exercise of warrants on May 6, 2006 (unaudited)	0.50	200,000	200	—	99,800	—	—	100,000
Stock issued upon exercise of warrants on May 15, 2006 (unaudited)	1.50	25,000	25	—	37,475	—	—	37,500
Stock issued upon exercise of warrants on May 15, 2006 (unaudited)	0.50	50,000	50	—	24,950	—	—	25,000
Stock issued for cash on June 7, 2006 (unaudited)	1.89	873,018	872	—	1,649,136	—	—	1,650,008
Common stock issued for convertible debt on June 7, 2006 (unaudited)	0.70	1,535,715	1,536	—	1,073,464	—	—	1,075,000
Stock issued upon exercise of warrants on June 8, 2006 (unaudited)	0.50	900,000	900	—	449,100	—	—	450,000
Stock issued upon exercise of warrants on June 9, 2006 (unaudited)	0.50	9,000	9	—	4,491	—	—	4,500
Stock issued upon exercise of warrants on June 23, 2006 (unaudited)	0.50	150,000	150	—	74,850	—	—	75,000
Stock issued upon exercise of warrants on June 23, 2006 (unaudited)	1.50	15,000	15	—	22,485	—	—	22,500

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2006 (UNAUDITED

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Common stock issued for convertible debt on June 30, 2006 (unaudited)	0.70	219,104	219	—	153,155	—	—	153,374
Common stock paid for, but not issued (unaudited)	—	—	—	37,500	—	—	—	37,500
Common stock for convertible notes converted to stock, but not issued (unaudited)	—	—	—	10,222	—	—	—	10,222
Fair value of options issued to employees and officers (unaudited)	—	—	—	—	1,214,775	—	—	1,214,775
Fair value of warrants issued for services (unaudited)	—	—	—	—	401,130	—	—	401,130
Write off of deferred compensation (unaudited)	—	—	—	—	(142,187)	142,187	—	—
Warrants issued for consulting services (unaudited)	—	—	—	—	43,660	—	—	43,660
Warrants issued with convertible notes (unaudited)	—	—	—	—	290,248	—	—	290,248
Intrinsic value of beneficial conversion associated with convertible notes (unaudited)	—	—	—	—	620,252	—	—	620,252
Finders fees related to stock issuances	—	—	—	—	(284,579)	—	—	(284,579)
Net loss for six months ended June 30, 2006 (unaudited)	—	—	—	—	—	—	(5,990,330)	(5,990,330)

Balance, June 30, 2006 (unaudited)		37,360,368	$37,360	$47,722	$25,996,133	$—	$(26,236,404)	$(155,189)

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO
JUNE 30, 2006

			Cumulative
	June 30,	June 30,	since
	2006	2005	inception
Cash flows from operating activities
Net loss	$(5,990,330)	$(1,839,573)	$(26,236,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	—	—	(1,017,208)
Fair value of options and warrants issued for services	1,659,565	13,505	1,844,260
Issuance of common stock for services	—	—	4,668,102
Issuance of options for legal settlement	—	31,500	31,500
Issuance of warrants for legal settlement	—	4,957	4,957
Patent acquisition cost	—	—	1,610,066
Amortization of issuance cost	2,113,825	—	2,432,583
Amortization of deferred compensation	—	76,068	3,060,744
Depreciation	57,217	4,536	90,979
Changes in operating assets and liabilities:
Inventory	(3,719)	—	(3,719)
Prepaid expenses and other	(113,579)	(550)	(122,588)
Other assets	—	—	(4,500)
Accounts payable and accrued expenses	(172,872)	363,261	2,137,862

Net cash used in operating activities	(2,449,893)	(1,346,296)	(10,998,366)

Cash flows from investing activities
Purchase of property and equipment	(129,115)	—	(454,701)

Net cash used in investing activities	(129,115)	—	(454,701)

Cash flows from financing activities
Increase (decrease) in payables to related parties	(158,732)	122,255	517,208
Advances from founding executive officer	—	—	556,450
Net proceeds from convertible debentures	865,500	—	2,318,683
Net proceeds from issuance of common stock and common stock issuable	3,220,936	1,351,200	9,689,243

Net cash provided by financing activities	3,927,704	1,473,455	13,081,584

Net increase (decrease) in cash	1,348,696	127,159	1,628,517

Cash, beginning of period	279,821	84,826	—

Cash, end of period	$1,628,517	$211,985	$1,628,517

     See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE
PERIOD FROM INCEPTION (FEBRUARY 18, 1998) TO
JUNE 30, 2006

			Cumulative
	June 30,	June 30,	since
	2006	2005	inception
Supplemental disclosures of cash flow information

Cash paid during the year for

Interest	$93,688	$—	$109,573

Income taxes	$800	$1,976	$5,969

Non-cash investing and financing activities

Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000

Deferred compensation for stock options issued for services	—	—	3,202,931

Purchase of property and equipment financed by advance from related party	—	—	3,550

Conversion of related party debt to equity	—	—	515,000

Issuance of common stock in settlement of payable	—	—	113,981

Finders fees accrued for issuance of common stock	—	95,280	113,492

Value of warrants and beneficial conversion feature of convertible notes	865,500	—	2,318,683

Cancellation of stock	—	—	8,047

Conversion of accounts payable and accrued expenses to common stock issued	612,521	—	612,521

Conversion of related party debt to convertible debentures	45,000	—	45,000

Conversion of convertible debentures to common stock	1,452,319	—	206,720

Write off of deferred compensation	142,187	—	142,187
     See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
1.	Organization and basis of presentation
Basis of presentation
The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of Save the World Air, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements.
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
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
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
Consolidation policy
The accompanying consolidated financial statements of Save the World Air, Inc. and Subsidiary include the accounts of Save the World Air, Inc. (the Parent) and its wholly owned subsidiary STWA Asia Pte. Limited, incorporated on January 17, 2006. To date STWA Asia Pte. Limited has had no operating activity. Currently the subsidiary holds $5,000 in cash. Intercompany transactions and balances have been eliminated in consolidation.
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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
1.	Organization and basis of presentation — Continued
Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of raw materials, work-in-progress, and finished goods.
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
Reclassifications
Certain reclassifications of 2005 amounts have been made to conform with the 2006 presentation.
2.	Net loss per share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the six months ended June 30, 2006 and 2005, the dilutive impact of outstanding stock options of 7,181,257 and 14,422,652 respectively, and outstanding warrants of 22,050,058 and 16,433,914 have been excluded because their impact on the loss per share is antidilutive.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
3.	Recent accounting pronouncements
Statement No. 123(R)
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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employee or director stock options recognized during the six months ended June 30, 2005. Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the three and six months ended June 30, 2006 was $736,285 and $1,214,775, respectively. Basic and diluted loss per share for the three months ended June 30, 2006 would have been $0.07 per share, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $0.09 per share. Basic and diluted loss per share for the six months ended June 30, 2006 would have been $0.15 per share, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $0.18 per share.
The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the Company’s stock option plans for the three and six months ended June 30, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula (“Black-Scholes model”) and amortized to expense over the options’ requisite service periods (vesting periods).

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
3.	Recent accounting pronouncements — Continued
Statement No. 123(R) — Continued

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2005	2005
Net loss as reported	$(774,517)	$(1,839,573)

Add: total fair value method stock-based employee based compensation expense	—	(323,705)
Less: deferred compensation amortization for below market employee options	—	76,068

Pro forma net loss	$(774,517)	$(2,087,210)

Net loss per share:
As reported — basic and diluted	$(0.02)	$(0.05)

Pro forma — basic and diluted	$(0.02)	$(0.05)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the second quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for the second quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
3.	Recent accounting pronouncements — Continued
Statement No. 123(R) — Continued
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
As of December 31, 2005, there was $142,187 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2004 Stock Option Plan (see Note 7). This cost was written off against Additional Paid-in Capital when SFAS 123(R) was adopted.
The Company accounts for stock option and warrant grants issued to non-employees for goods and services using the guidance of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such option and warrant grants is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
3.	Recent accounting pronouncements — Continued
Statement No. 154
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
4.	Inventories
At June 30, 2006 inventories consist of $3,719 of finished goods.
5.	Certain relationships and related transactions
Advances from founding executive officer
All of the marketing and manufacturing rights for the ZEFS were acquired from founding officer Jeffery A. Muller, for 5,000,000 shares of common stock, $500,000 and a $10 royalty for each unit sold (see discussion below), pursuant to the Agreement entered into in December 1998, by and between the Company and Mr. Muller. Working capital advances in the amount of $517,208 and payment in the amount of $500,000 for marketing and distribution rights of the ZEFS are due to Mr. Muller. Such amounts are interest free and do not have any due dates for payment.
In January 2000, the Company entered into an agreement offering Mr. Muller and Lynne Muller, Mr. Muller’s wife, the option to purchase 5,000,000 shares each at $0.10 per share as consideration for work performed for the Company. Mrs. Muller subsequently transferred her option to Mr. Muller.
In connection with the Company’s legal proceedings against Mr. Muller (see Note 11). The Company has canceled (i) the 8,047,403 shares of its common stock held by Mr. Muller and/or his affiliates, (ii) the options to acquire an additional 10,000,000 shares of the Company’s common stock held by Mr. Muller personally and (iii) the $1,017,208 of debt which Mr. Muller claimed was owed to him by the Company.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
5.	Certain relationships and related transactions — Continued
Loans from related parties
Masry & Vititoe, a law firm in which Edward Masry, the Company’s former Chief Executive Officer, was a partner, had advanced $0 and $158,732 as of June 30, 2006 and December 31, 2005, respectively, to the Company for working capital purposes. Advances by Masry and Vititoe were unsecured, non-interest bearing, were due on demand, and were repaid as of June 30, 2006.
In 2005, Eugene Eichler, the Company’s Chief Executive Officer, advanced $45,000 to the Company for working capital purposes. These advances were unsecured, bearing interest at 6% per annum and were due on demand. In February 2006, these advances were converted into a convertible note (Note 6).
Interest expense recognized under related-party loans was immaterial for all periods presented Interest expense recognized under related-party loans for the period from inception (February 18, 1998) through June 30, 2006 was $327.
Lease agreement
During 2003, the Company had entered into a sublease lease agreement with an entity to lease office space for its primary administrative facility. A director of the Company is an indirect owner of the entity.
In August 2005, the Company amended its sublease of a portion of a building in North Hollywood, California from an entity that is owned by a director of the Company. The lease term was from November 1, 2003 through October 16, 2005 and carried an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent under this lease is $3,740 per month under this lease as amended as of December 31, 2005. The Company exercised its option to renew the lease through October 15, 2007.
In January 2006, the Company amended the existing sublease agreement. The sublease was amended to July 31, 2007 and carries an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent is $6,208 per month under this amended sublease.
During the three months ended June 30, 2006 and 2005, rent expense under the sublease was $18,624 and $10,200, respectively
During the six months ended June 30, 2006 and 2005, rent expense under the sublease was $37,248 and $13,600, respectively. Lease expense under the sublease prior to 2004 was immaterial.
6.	Convertible debentures
During the year ended December 31, 2005, the Company completed the first part of a private offering of its 9% Convertible Notes due at dates ranging between May 31, 2006 and July 31, 2006 (the “Notes”) and Warrants to purchase shares of the Company’s common stock which expire between August 31, 2007 and December 28, 2007 (the “Warrants”). The Notes are

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
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
The aggregate value of the Warrants issued in connection with the offering and to the finder were valued at $696,413 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.02% to 4.45%; dividend yield of 0%; volatility factors of the expected market price of common stock of 83.59%; and an expected life of two years (statutory term). The company also determined that the notes contained a beneficial conversion feature of $756,768.
The value of the Warrants of $696,413, the conversion option of $756,768, and the transaction fees of $123,196 are considered as debt discount and are being amortized over the life of the Notes. During 2005, $318,759 of such discount has been amortized and included in the accompanying statements of operations. The remaining unamortized debit discount as of December 31, 2005 of $1,257,619 has been netted against the convertible debentures in the accompanying balance sheet.
During the six months ended June 30, 2006, the Company issued additional Notes totaling $1,000,000 which included the conversion of $45,000 of debt owed to the Company’s Chief Financial Officer. The Company paid related transaction fees of $89,500 resulting in net proceeds to the Company of $865,500. In addition to the cash paid for transaction fees, 117,857 additional Warrants were issued to certain placement agents. These Warrants expire between August 31, 2007 and February 9, 2008 and are exercisable at a price of $1.00 per share.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
6.	Convertible debentures — Continued
The aggregate value of the Warrants issued in connection with the offering and to the finder were valued at $620,252 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.35% to 4.66%; dividend yield of 0%; volatility factors of the expected market price of common stock of 130.61%; and an expected life of two years (statutory term). The company also determined that the notes contained a beneficial conversion feature of $290,248.
The value of the Warrants of $620,252, the conversion option of $290,248, and the transaction fees of $89,500 are considered as debt discount and are being amortized over the life of the Notes.
For the six months ended June 30, 2006, $2,113,825 of the total discount has been amortized and included in the accompanying statement of operations. The remaining unamortized debt discount of $143,795 has been netted against the $1,127,658 Convertible Notes in the accompanying June 30, 2006 Balance Sheet.
During the three months ended June 30, 2006, $1,242,000 of the Notes were converted to 1,774,286 shares of stock at $0.70 per share. In addition, $3,595 of accrued interest was converted to 5,136 shares at $0.70 per share.
During the six months ended June 30, 2006, $1,448,720 of the Notes were converted to 2,069,600 shares of stock at $0.70 per share. In addition, $3,595 of accrued interest was converted to 5,136 shares at $0.70 per share.
7.	Capital stock
As of June 30, 2006, the Company has authorized 200,000,000 shares of its common stock, of which 37,360,368 shares were issued and outstanding.
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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
7.	Capital stock — Continued
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
During the year ended December 31, 2005, the Company agreed to issue 846,548 shares in settlement of accrued expenses of $612,521. These shares were reflected as common stock to be issued in the accompanying December 31, 2005 financial statements, and were subsequently issued in 2006.
In April 2006, the Company sold an aggregate 473,000 shares of common stock and warrants to purchase 118,250 additional shares of common stock at $2.60 per share, to two investors who are not “U.S. persons” as that term is defined in Rule 902 of Regulation S promulgated under the Securities Act of 1933, as amended. Gross proceeds to the Company in connection with these issuances were $737,881 and net proceeds were $667,803.
In May 2006, the Company sold an aggregate 873,018 shares of common stock and warrants to purchase 436,511 additional shares of common stock at $2.70 per share, for an aggregate $1,650,009 gross proceeds ($1,435,508 net proceeds). In addition, warrants exercisable for 87,302 shares of the Company’s common stock were issued to the Company’s placement agent.
During the six months ended June 30, 2006, individuals exercised outstanding warrants to purchase 1,745,250 shares of common stock for net proceeds of $1,117,625.
8.	Stock options and warrants
The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Plan (the Plan). As of December 31, 2005, the Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan, increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At June 30, 2006 and December 31, 2005, 3,068,743 and 1,741,439, respectively, were available to be granted under the Plan. Prior to 2004, the Company granted outside the Plan 3,250,000 options to officers of the Company that are still outstanding.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
8.	Stock options and warrants — Continued
Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at June 30, 2006 and December 31, 2005 was 5.60 years and 5.26 years, respectively. Stock option activity for the six months ended June 30, 2006 and the year ended December 31, 2005 was as follows, which includes 3,250,000 options granted outside the Plan:

	Weighted Avg.	Weighted Avg.
	Options	Exercise Price
Options, January 1, 2004	13,250,000	0.11
Options granted	1,172,652	1.03
Options exercised	—	—
Options cancelled	—	—

Options, December 31, 2004	14,422,652	0.18
Options granted	2,085,909	0.92
Options exercised	—	—
Options cancelled	(10,000,000)	0.10

Options, December 31, 2005	6,508,561	0.53
Options granted (unaudited)	1,163,605	1.08
Options exercised (unaudited)	—	—
Options forfeited (unaudited)	(490,909)	0.90
Options cancelled (unaudited)	—	—

Options, June 30, 2006 (unaudited)	7,181,257	$0.59

During the three and six months ended June 30, 2006, the Company granted no options and 1,163,605 options, respectively to certain employees, exercisable at amounts ranging from $0.85 to $1.69, vested over one year with a ten year life. The options were valued at an aggregate amount of $1,809,518 (or $1.555 per share on average) using the Black Scholes pricing model using a 5.5 year expected term, 130.61% volatility, no annual dividends, and a discount rate of 4.59%.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
8.	Stock options and warrants – Continued
Options outstanding at December 31, 2005 and the related weighted-average exercise price and remaining life information were as follows:

			Total		Exercisable
		Weighted	weighted		weighted
		average	average		average
Exercise	Total options	remaining	exercise	Options	exercise
prices	outstanding	life in years	price	exercisable	price
$0.10	3,000,000	3.84	$0.10	3,000,000	$0.10
0.40	250,000	3.17	0.40	250,000	0.40
0.85	400,000	4.58	0.85	—	—
0.85	1,225,000	9.58	0.85	—	—
0.98	900,000	3.17	0.98	900,000	0.98
1.00	370,000	9.58	1.00	—	—
1.10	90,909	4.58	1.10	—	—
1.15	193,912	3.17	1.15	193,912	1.15
1.27	78,740	3.17	1.27	78,740	1.27

	6,508,561	5.26	$0.53	4,422,652	$0.36

The weighted average exercise prices, remaining contractual lives and aggregate intrinsic values for options granted, exercisable, and expected to vest under the Plan as of December 31, 2005 were as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Intrinsic
	shares	Price	Life (Years)	Value
As of December 31, 2005:
Outstanding	6,508,561	$0.53	5.26	$2,600,000
Expected to Vest	6,017,652	$0.43	5.31	$2,600,000
Exercisable	4,422,652	$0.52	3.62	$2,600,000
Aggregate intrinsic value excludes those options that are “not-in-the-money” as of December 31, 2005. Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
8.	Stock options and warrants — Continued
Options outstanding at June 30, 2006 and the related weighted average exercise price and remaining life information is as follows: (Unaudited)

			Total		Exercisable
		Weighted	weighted		weighted
		average	average		average
Exercise	Total options	remaining	exercise	Options	exercise
prices	outstanding	life in years	price	exercisable	price
$0.10	3,000,000	3.35	$0.10	3,000,000	$0.10
0.40	250,000	2.67	0.40	250,000	0.40
0.85	1,225,000	9.08	0.85	—	—
0.85	850,000	9.65	0.85
0.98	900,000	2.67	0.98	900,000	0.98
1.00	370,000	9.08	1.00	—	—
1.15	193,912	2.67	1.15	193,912	1.15
1.27	78,740	2.67	1.27	78,740	1.27
1.69	313,605	9.65	1.69	—	—

	7,181,257	5.60	$0.59	4,422,652	$0.36

Intrinsic value of employee options
During 2004 and prior, certain employee options were granted with exercise prices less the than fair market value of the Company’s stock at the date of grant. As the grants were to employees, the intrinsic value method, as allowed under APB No. 25, was used to calculate the related compensation expense. For the year ended December 31, 2004, the Company granted 1,172,652 options to certain employees, exercisable at amounts ranging from $0.98 to $1.27, vested over one year with a ten-year life, except for 78,740 options issued to an employee who is a 10 percent beneficial owner of the Company. The life of these options is 5 years. Options granted in 2004 were valued using the intrinsic method at $248,891.
During the year ended December 31, 2005, certain employee options were granted with exercise prices less the than fair market value of the Company’s stock at the date of grant. As the grants were to employees, the intrinsic value method was used to calculate the related compensation expense. For the year ended December 31, 2005, the Company granted 2,085,909 options to certain employees, exercisable at amounts ranging from $0.85 to $1.10, vested over one year with a ten-year life, except for 90,909 options issued to an employee who is a 10 percent beneficial owner of the Company. The life of these options is 5 years. Options granted in 2005 were valued using the intrinsic method at $243,750.
8.	Stock options and warrants — Continued

Intrinsic value of employee options — Continued

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
During the six months ended June 30, 2005, and during the year ended December 31, 2005, the Company recognized compensation expense by amortizing deferred compensation of $76,068, and $163,786, respectively.
Black-Scholes value of employee options
During the year ended December 31, 2005, the Company valued employee options for pro-forma purposes at the grant date using the Black-Scholes pricing model with the following average assumptions:

Expected life (years)	5.26
Risk free interest rate	4.02%
Volatility	188.83%
Expected dividend yield	0.00%
The weighted average fair value for options granted in 2005 was $0.69.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
8.	Stock options and warrants — Continued
Warrants
The following table summarizes certain information about the Company’s stock purchase warrants.

		Weighted Avg.
	Warrants	Exercise Price
Warrants outstanding, January 1, 2004	14,117,414	$0.48
Warrants granted	2,372,500	1.27
Warrants exercised	(960,500)	0.20
Warrants cancelled	—	—

Warrants outstanding, December 31, 2004	15,529,414	0.62
Warrants granted	5,198,578	1.16
Warrants exercised	(50,500)	0.59
Warrants cancelled	(20,000)	1.50

Warrants outstanding, December 31, 2005	20,657,492	0.75
Warrants granted (unaudited)	3,264,600	1.33
Warrants exercised (unaudited)	(1,745,250)	0.61
Warrants cancelled (unaudited)	(126,784)	1.00

Warrants outstanding, June 30, 2006 (unaudited)	22,050,058	$0.85

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
During February 2006, the Company issued 250,000 performance based warrants to an outside consultant. These warrants are to be exercisable at $.40 per share, are fully vested and exercisable immediately. These warrants were valued at $401,130 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4.59%, dividends yield of 0%, volatility factors of the expected market price common of 130.61%, and an expected life of five years.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
8.	Stock options and warrants — Continued
Warrants — Continued
In April 2006, the Company entered into a one-year agreement with an outside consultant to provide public relations services. The terms of the agreement calls for monthly payments of $7,000. Additionally, the Company issued a five-year warrant to the consultant. The warrant is exercisable for up to 100,000 shares of common stock at an exercise price of $2.30 per share and vests as to 8,333 shares per month commencing April 30, 2006. The             shares issuable upon exercise of the warrant have piggyback registration rights.
9.	Research and development

The Company has research and development facilities in Morgan Hill, California and Queensland, Australia. The Company has expanded research and development to include application of the technologies utilized by the ZEFS and CAT-MATE device for diesel engines, motorbikes, boats, generators, lawnmowers and other small engines. The Company has purchased test vehicles, test engines and testing equipment. The Company has completed testing on ZEFS and CAT-MATE devices for multiple automobiles, trucks motorcycles, off-road vehicles and stationary engines, the results of which have been provided to RAND Corporation (RAND) for evaluation. RAND oversees the research and development facilities. The Company also uses third party research and development facilities in Los Angeles, California for the development of the ZEFS and CAT-MATE devices. The Company spent $121,111 and $190,637 for the three months ended June 30, 2006 and 2005, respectively. The Company spent $178,873 and $592,122 for the six months ended June 30, 2006 and 2005, respectively.

10.	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $5,990,330 and a negative cash flow from operations of $2,454,893 for the six months ended June 30, 2006, and had a working capital deficiency of $526,961 and a stockholders’ deficiency of $155,189 at June 30, 2006. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
11.	Commitments and contingencies (TO BE UPDATED BY LANCE/MATTHEWS)
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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
11.	Commitments and contingencies — Continued
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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
11.	Commitments and contingencies — Continued

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
11.	Commitments and contingencies — Continued

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
12.	Subsequent events

Subsequent to June 30, 2006, $1,127,658 of the convertible notes plus $112 of interest were converted to 1,611,100 shares of stock at $0.70 per share.

As of July 26, 2006, individuals exercised outstanding warrants, at $1.50 per share, to purchase an additional 150,000 shares for an aggregate $225,000 gross and net proceeds.

In August 2006, the Company approved and authorized a grant to non-employee directors options to purchase 120,000 shares of common stock at an exercise price of $2.255 per share. The options vest in twelve months and expire in five years. The Company also approved and authorized a grant to a non-employee director an option to purchase 30,000 shares of common stock at an exercise price of $2.255 per share. The option vests immediately and expires in one year.

Item 2. Management’s Discussion and Analysis or Plan of Operations
     This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward-looking statements include predictions regarding our future:
•	revenues and profits;

•	customers;

•	research and development expenses and efforts;

•	scientific test results;

•	sales and marketing expenses and efforts;

•	liquidity and sufficiency of existing cash;

•	pending and future financings;

•	the success of new product development;

•	market acceptance and commercial viability of our existing and new products;

•	the outcome of pending or threatened litigation; and

•	the effect of recent accounting pronouncements on our financial condition and results of operations.
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
     We are a development stage company that has not yet generated revenues. Historically, we devoted the bulk of our efforts to the completion of the design, the development of our production models and the promotion of our products in the marketplace worldwide. Our products, based on our “ZEFS”, “CAT-MATE” and “MK IV” technologies, are designed to reduce harmful emissions, and improve fuel efficiency and overall performance on equipment and vehicles driven by internal combustion engines. We have taken actions to secure our intellectual property rights to the ZEFS and CAT-MATE technologies.

     During 2005 and continuing in the six-month period ended June 30, 2006, we began to focus on the initial marketing of our products. We entered into the first agreements for the distribution of our products in late 2005 and early 2006. Our first two U.S. distributorship agreements with Team Phantom of Alaska and Motorcycle Products Consulting (“MPC”) of California, provides for the sale of our ZEFS and MK IV-based products in the North American original equipment manufacturer (“OEM”) and after-market for motorcycles through the distributors to certain named prospective purchasers.
     In January 2006, we entered into our first international distributorship agreement, with Golden Allied Enterprises (Group) Co., Ltd. (“GAE”). The agreement provides that GAE will serve as our exclusive distributor for our products using ZEFS, CAT-MATE and MK IV technologies in the People’s Republic of China. The agreement with GAE was conditioned upon our ZEFS-based products achieving EURO2 standards in tests to be conducted in Shanghai. These tests were conducted and passed in April 2006.
     In July 2006, GAE placed its first order under the distributorship agreement, for 100,000 units, to be shipped in installments between now and July 2007. These product are in pre-production and we anticipate that we will begin delivering products under the agreement to GAE commencing in September 2006, and will begin generating revenue in late 2006.
     In April 2006, we entered into a product development agreement with Kwong Kee (Qing Xin) Environmental Exhaust Systems Company, Ltd. in China. Kwong Kee, a manufacturer of mufflers and catalytic converters, will collaborate with us on product development based on our CAT-MATE technology. As part of our strategic alliance, Kwong Kee will make available its research and development facilities, testing equipment and product design and development support team.
     In July 2006, we entered into an agreement with Quadrant Technology L.P. pursuant to which Quadrant Technology will provide product development services for our products. Under this agreement, Quadrant Technology was also granted a right of first refusal to manufacture our ZEFS and other magnetic products.
     Also in July 2006, we entered into an agreement with Marketing Matters, Inc. to provide exclusive agency services in the United States for advertising, marketing, industry and trade show promotion, as well as packagin desing services. We entered into a separate agreement with SS Sales and Marketing Group, to provide marketing and promotional services in the western United States and western Canada for our products.
     In addition, we are continuing our marketing efforts to international governmental entities in cooperation with the United Nations Environmental Programme (UNEP) and various OEMs and the aftermarket to sell or license products using our ZEFS and CAT-MATE technologies. We anticipate that these efforts will continue during the remainder of 2006.
     As part of our ongoing product development, we are in the process of launching two new product lines, ECO ChargR and MAG ChargR, which we differentiate products based on their differing magnetic fluxes and their applications. ECO ChargR products will be more focused toward reduction in emissions and MAG ChargR will be more focused toward performance and fuel economy.
     The ECO ChargR product line employs our ZEFS and MK IV technologies, and is intended specifically for the reduction of exhaust emissions in vehicle and small utility motors. These products will be marketed primarily to OEMs as well as pilot and government-mandated emissions programs.
     The MAG ChargR products feature our ZEFS or MK IV technologies, as well as other power enhancing features, to exploit the power and mileage improving attributes of our magnetic technologies. MAG ChargR will be marketed primarily to the consumer aftermarket for many vehicles, including but not limited to cars, trucks, motorcycles, scooters, all terrain vehicles (ATVs), snowmobiles, personal watercrafts and small utility motors.

     Expenses have been funded primarily through the sale of stock and convertible debt. We have raised capital in 2006 and will need to raise additional capital in 2006, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.
     Since February 2, 2006, our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “ZERO”.
Results of Operations
     To date, we have not generated any revenues and our business continues in the development stage. We have focused our efforts on verifying and developing our technologies and products and commencing marketing efforts for their sale. We expect to begin generating revenue in late 2006.
     General and administrative expenses were $1,852,870 for the three-month period ended June 30, 2006, compared to $583,310 for the three-month period ended June 30, 2005, an increase of $1,269,560. This increase is primarily attributable to in non-cash items in the amount of $761,620. These non-cash items are made up of revaluation of options and warrants using the Black- Scholes option pricing model amounting to $729,983, and depreciation of $31,637. Increases in cash expenses were $507,940 and were made up of salaries, benefits and consulting fees of $193,168; corporate expenses of $38,226; professional fees of $133,866; travel of $87,668 and rent and utilities and office expenses of $55,012.
     General and administrative expenses were $3,607,840 for the six-month period ended June 30, 2006, compared to $1,244,905 for the six-month period ended June 30, 2005, an increase of $2,362,935. This increase is primarily attributable to in non-cash items in the amount of $1,586,215. These non-cash items are made up of revaluation of options and warrants using the Black- Scholes option pricing model amounting to $1,533,634, and depreciation of $52,681. Increases in cash expenses were $776,720 and were made up of salaries, benefits and consulting fees of $370,840; corporate expenses of $56,092; professional fees of $184,116; travel expense of $57,370 and rent and utilities and office expenses of $108,302.
     Research and development expenses were $121,111 for the three-month period ended June 30, 2006, compared to $190,637 for the three-month period ended June 30, 2005, a decrease of $69,526. This decrease is primarily attributable to a decrease in research by RAND Corporation of $80,691, offset in part by an increase in product research, testing and prototype expenses of $11,165.
     Research and development expenses were $178,873 for the six-month period ended June 30, 2006, compared to $592,122 for the six-month period ended June 30, 2005, a decrease of $413,249. This decrease is primarily attributable to a decrease in research by RAND Corporation of $460,723, offset in part by an increase in product research, testing and prototype expenses of $47,474. Other
     Other Income (expense) was ($1,018,244) for the three months ended June 30, 2006, compared to ($570) for the three months ended June 30, 2005, an increase of $1,017,674. This increase is primarily attributed to an increase in non-cash interest expense made up of an accounting valuation and amortization of warrant values associated with convertible debt financing totaling $974,889 and actual interest paid of $44,886. Interest and other income increased $7,101.
     Other income (expense) was ($2,203,617) for the six months ended June 30, 2006, compared to ($2,546) for the six months ended June 30, 2005, an increase of $2,201,071. This increase is primarily attributed to an increase in non-cash interest expense made up of accounting valuation and amortization of warrant values associated with convertible debt financing totaling $2,113,825 and actual interest paid of $95,523. Interest and other income increased $7,101 and provision for income taxes decreased $1,176.

     We expect our operating costs to increase during the balance of fiscal year 2006, primarily as a result of anticipated increases in product development expenses, general and administrative expenses and marketing expenses, as we continue production and sales activities during 2006.
     We had a net loss of $2,992,225, or $0.09 per share, for the three-month period ended June 30, 2006, compared to a net loss of $774,517, or $0.02 per share for the three-month period ended June 30, 2005. We had a net loss of $5,990,330, or $0.18 per share, for the six-month period ended June 30, 2006, compared to a net loss of $1,839,573, or $0.05 per share for the six-month period ended June 30, 2005. We expect to incur additional net loss in the fiscal year ending December 31, 2006, primarily attributable to continued general and administrative expenses and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.
Liquidity and Capital Resources
     We have incurred negative cash flow from operations in the development stage since our inception in 1998. As of June 30, 2006, we had cash of $1,628,517 and an accumulated deficit of $26,236,404. Our negative operating cash flow since inception has been funded primarily through the sale of common stock, issuance of convertible debt, and, to a lesser degree, by proceeds we received from the exercise of options and warrants.
     The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $2,992,225 and negative cash flow from operations of $1,513,930 for the three-month period ended June 30, 2006, a net loss of $5,990,330 and negative cash flow from operations of $2,449,893 for the six-month period ended June 30, 2006 and a stockholders’ deficiency of $155,189 as of June 30, 2006. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
     As of June 30, 2006, our expenses ran, and are expected to continue to run, at a “burn rate” of approximately $400,000 per month. Our current capital resources will be sufficient to fund operations only through October 2006, and we will require additional capital in order to operate beyond this date. We anticipate that at least a portion of our cash flow needs will be satisfied by the exercise of outstanding warrants to purchase our common stock, at variable prices, which are coming due at various times this year. In addition, we are actively pursuing other financing alternatives, none of which is in place at present.
     In 2005, we sold an aggregate of $1,501,378 principal amount of our 9% convertible subordinated notes (the “Investor Notes”) due July 31, 2006, to certain investors. Subsequent to the end of the three-month period ended June 30, 2006 and prior to the maturity date of the Investor Notes, $1,127,658 aggregate principal amount of Investor Notes (representing 100% of the outstanding principal amount of the then-outstanding notes) and $112 of accrued interest, were converted voluntarily by the holders of the Investor Notes into 1,611,100 shares of our common stock, at a conversion price of $0.70 per share.
     In late 2005 and early 2006, we conducted an offering (the “Bridge Offering”) and sold an aggregate $1,075,000 principal amount of our 9% convertible subordinated notes (the “Bridge Notes”) and issued warrants (“Bridge Warrants”) to purchase up to 2,303,568 shares of our common stock at $1.00 per share, to certain investors. Net proceeds to us from the sale of the Bridge Notes were $935,250. All of the Bridge Notes were converted voluntarily by the holders of the Bridge Notes into 1,535,715 shares of our common stock (the “Bridge Shares”), at a conversion price of $0.70 per share, on or prior to the maturity date of the Bridge Notes on May 31, 2006.

     In 2006, we have raised capital through the sale of our common stock, to provide some of the funds necessary to continue to execute on our business plan. In April, 2006, we conducted an offering (the “Overseas Offering”) and sold 473,000 shares of our common stock at $1.56 per share and issued warrants to purchase up to 118,250 shares of our common stock at an exercise price of $2.60 per share, to two overseas investors. We raised $737,881 gross proceeds ($667,803 net proceeds) in this offering.
     In May 2006, we conducted an offering (the “PIPE Offering”) and sold 873,018 shares of our common stock (the “PIPE Shares”) at $1.89 per share and issued warrants (the “PIPE Warrants”) to purchase up to 436,511 shares of our common stock at $2.70 per share, through our exclusive placement agent, Spencer Clarke LLC of New York. We raised $1,650,009 gross proceeds ($1,435,508 net proceeds) in the PIPE Offering.
     On June 28, 2006, we filed a registration statement to register the Bridge Shares and the PIPE Shares, and the shares of our common stock issuable upon exercise of the Bridge Warrants, the PIPE Warrants and warrants issued to Spencer Clarke LLC for various investment banking and other related services, including services in connection with the Bridge Offering, the Overseas Offering and the PIPE Offering. The registration statement was declared effective by the Securities and Exchange Commission (the “SEC”) on July 24, 2006.
     During the three-month period ended June 30, 2006, we also raised $964,500 gross and net proceeds through the exercises of outstanding warrants. Subsequent to the end of the three-month period ended June 30, 2006 and through August 7, 2006, we raised an additional $225,000 gross and net proceeds through the exercise of outstanding warrants.
     We believe that exercises of in-the-money options and warrants, together with sales of our securities in other financings we have undertaken and may undertake in the future, will provide most of the proceeds needed to meet our capital requirements on a going forward basis. However, there can be no assurance that additional equity or debt financing will be available or available on terms favorable to us. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate, our ongoing research and development programs, reduce our marketing and sales activities, or relinquish rights to technologies that we might otherwise seek to develop or commercialize.
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
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing our financial statements as described in Note 2 to Notes to Financial Statements. See Part I, Item 1, “Financial Statements”. Actual results could differ from those estimates.
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
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Stock-based compensation expense recognized under SFAS 123R for employees and directors for the three and six months ended June 30, 2006 was $736,285 and $1,214,775, respectively. Basic and diluted loss per share would have been $(0.07) for the quarter ended June 30, 2006 and $(0.15) for the six months ended June 30, 2006, if we had not adopted SFAS 123R, compared to reported basic and diluted loss per share of $(0.09) and $(0.18) per share, respectively. As of June 30, 2006 there is $1,271,649 of unrecognized compensation expense related to unvested options that are expected to vest through February 2007. The weighted average period over which this expense is to be recognized is approximately three months.
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
Item 3. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-

15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are not adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We have developed, and have partially implemented, a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, hiring additional personnel and additional funding. We began to implement this plan during 2005, including the hiring in August 2005 of a Controller who is a Certified Public Accountant. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
     In the course of the litigation, we have obtained ownership control over Mr. Muller’s claimed patent rights to the ZEFStm device. Under a Buy-Sell Agreement between Mr. Muller and dated December 29, 1998, Mr. Muller, who was listed on the ZEFS devise patent application as the inventor of the ZEFS device, purported to grant us all international marketing, manufacturing and distribution rights to the ZEFS device. Those rights were disputed because an original inventor of the ZEFS device contested Mr. Muller’s legal ability to have conveyed those rights.
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
     This lawsuit brought by Mr. Muller arose out of the same claims that are the subject of ongoing litigation in the Federal District Court for the Southern District of New York, in which we have previously obtained a preliminary injunction against Mr. Muller barring him from any involvement with the Company and preventing Mr. Muller, his agents or assigns, from exercising any claimed rights to our assets or stock. Mr. Muller previously filed the same complaint in the Federal District Court for the Southern District of New York, which claim is still pending. On December 28, 2004, Federal District Court Judge George B. Daniels issued a decision dismissing motions filed by Mr. Muller against our cross-claims. The dismissal of those motions involved similar causes of action as those contained in Mr. Muller’s recent lawsuit commenced in the Federal District Court for the Central District of California. Since the case in New York is still pending, we believe that the filing of the new lawsuit in California is subject to various defenses which should result in the dismissal of the new lawsuit.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In April 2006, we sold an aggregate 473,000 shares of common stock at $1.56 per share and issued warrants to purchase up to 118,250 additional shares of common stock at $2.60 per share, to two investors, in the Overseas Offering. These warrants are exercisable immediately and can be exercised until April 21, 2008. In addition, warrants exercisable for 11,825 shares of our common stock were issued to our exclusive placement agent, Spencer Clarke LLC of New York, in connection with the Overseas Offering. We received $737,881 gross proceeds and $667,803 net proceeds in this offering. This offering was made to individuals who are not “U.S. persons” as that term is defined in Rule 902 of Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”).
     Also in April 2006, the Company issued a five-year warrant to one service provider in connection with services to be provided. The warrant is exercisable for up to 100,000 shares of common stock at an exercise price of $2.30 per share and vests as to 8,333 shares per month commencing April 30, 2006. The shares issuable upon exercise of the warrant have piggyback registration rights. The issuance of this warrant was made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act or Regulation D promulgated thereunder.
     In May 2006, we sold 873,018 PIPE Shares at $1.89 per share and issued PIPE Warrants to purchase up to 436,511 shares of our common stock at $2.70 per share. The PIPE Warrants are exercisable immediately and can be exercised until May 24, 2009. In addition, warrants exercisable for 87,302 shares of our common stock were issued to our exclusive placement agent, Spencer Clarke LLC of New York, or their affiliates, in connection with the PIPE Offering. We received $1,650,009 gross proceeds and $1,435,508 net proceeds in the PIPE Offering. The issuance of the convertible notes and warrants described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act or Regulation D promulgated thereunder.
     During the three-month period ended June 30, 2006, we issued 1,535,715 shares of common stock in connection with the conversion of $1,075,000 aggregate principal amount of our Bridge Notes and 243,707 shares of common stock in connection with the conversion of $167,000 aggregate principal amount of our Investor Notes, including accrued interest. Subsequent to the end of the three-month period ended June 30, 2006 and through August 7, 2006, we issued 1,540,160 shares of common stock in connection with the conversion of $1,078,112 aggregate principal amount of our Investor Notes, including accrued interest. Additionally, as of August 7, 2006, we had not yet issued an additional 70,940 shares of common stock in connection with the conversion of an additional $49,658 aggregate principal amount of our Investor Notes. The Company did not receive any proceeds in connection with the conversion of the Investor Notes and Bridge Notes. The issuances of the shares of common stock upon conversion of Investor Notes and Bridge Notes described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act or Regulation D promulgated thereunder.
     During the three-month period ended June 30, 2006, we issued 1,599,000 shares of common stock in connection with the exercise of outstanding warrants, for which we received $964,500 gross and net proceeds. Subsequent to the end of the three-month period ended June 30, 2006 and through August 7, 2006, we issued 150,000 shares of common stock in connection with exercise of outstanding warrants, for which we received $225,000 gross and net proceeds. The issuances of the shares of common stock upon the exercise of the warrants described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act or Regulation D promulgated thereunder.
Item 3. Defaults Upon Senior Securities

     None
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders on May 19, 2006. At that meeting, our stockholders:
1.	Elected seven directors to serve until our 2006 annual meeting of stockholders or until his or her successor is duly elected and qualified:

Name	For	Withheld
Eugene E. Eichler	21,658,928	1,547,353
Bruce H. McKinnon	21,790,419	1,415,862
John Brown	21,756,613	1,449,668
John F. Price	22,941,988	264,293
Joseph Helleis	22,941,136	265,145
Cecil Kyte	22,941,136	265,145
2.	Approved the amendment of the Save the World Air, Inc. 2004 Stock Option Plan:

Votes For	13,540,022
Votes Against	1,536,760
Abstentions	90,915
Broker Non-Votes	8,038,584
3.	Ratified the appointment of Weinberg & Company, P.A., as our independent auditors for the current fiscal year:

Votes For	22,903,013
Votes Against	288,416
Abstentions	14,852
Broker Non-Votes	0
Item 5. Other Information
     On August 8, 2006, the Board of Directors (the “Board”) of the Company, upon the recommendation of the Nominating and Corporate Governance Committee of the Board, approved and authorized a revision to the Company’s non-employee director compensation policy to provide that, effective August 8, 2006, equity compensation may be granted to non-employee directors pursuant to the Company’s then-current equity incentive plan, or as may otherwise be determined by the Board. In addition, the Board approved a change in cash compensation to be paid to non-employee directors effective August 8, 2006.
     On August 8, 2006, the Board approved the payment of annual cash compensation to non-employee directors, effective as of such date, as follows:

Board Member	$7,500
Chairman of the Board	$25,000
Audit Committee Chair	$20,000
Compensation Committee Chair	$15,000
Nominating/Corporate Governance Committee Chair	$15,000
     Additionally, each such Board member will receive $1,000 for each Board meeting he attends, whether in person or telephonically. Each such Board member, including committee chairs, will also receive $500 for each committee meeting he attends, whether in person or telephonically
     Also on August 8, 2006, the Board authorized a grant to each non-employee director, and to former director Robert Sylk, of an option to purchase 30,000 shares of the Company’s common stock at an exercise price of $2.255 per share, being the closing price of the Company’s common stock on August 7, 2006, each such option to vest fully on August 8, 2007 and remain exercisable for five years from the date of grant, with the exception of Robert Sylk, whose option vests immediately and is execisable for one year from the date of grant.
     On August 8, 2006, the Compensation Committee of the Board approved an increase in base annual salary to John R. Bautista, III, Executive Vice President of Operations, from $150,000 to $200,000, effective as of such date. All other terms of Mr. Bautista’s amended and restated employment agreement dated as of March 1, 2006 remain in effect.
     On August 8, 2006, the Board named Bruce H. McKinnon Chief Operating Officer of the Company. Mr. McKinnon will also continue to serve as President of the Company.
Item 6. Exhibits

Exhibit No.	Description
10.1	Summary of non-employee director compensation

10.2†	Summary of compensation for John Bautista

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

†	Management contract or compensatory plan, contract or arrangement

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: August 11, 2006	SAVE THE WORLD AIR, INC.
	By:	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Summary of non-employee director compensation

10.2†	Summary of amended compensation for John Richard Bautista III

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

†	Management contract or compensatory plan, contract or arrangement