Form 10QSB
period 2006-09-30
SAVE THE WORLD AIR INC
filed 2006-11-14
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐     No  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☐
     The number of shares of the Registrant’s Common Stock outstanding as of November 7, 2006 was 39,688,744 shares.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☐

SAVE THE WORLD AIR, INC.
FORM 10-QSB
INDEX

i

PART I
Item 1. Financial Statements
SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	December 31,
	(unaudited)	2005
ASSETS

Current assets
Cash	$433,496	$279,821
Inventory	3,719	—
Other current assets	110,081	9,009

Total current assets	547,296	288,830

Property and equipment, net of accumulated depreciation	362,019	295,374

Other assets	4,500	4,500

Total assets	$913,815	$588,704

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

	September 30,
	2006	December 31,
	(unaudited)	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities

Accounts payable	$99,345	$155,456
Accrued expenses	24,833	179,461
Accrued research and development fees	195,000	680,000
Accrued professional fees	568,822	450,555
Payable to shareholder	—	45,000
Payable to related parties	—	158,732
Finders fees payable	—	8,916
Convertible debentures, net	—	318,759

Total current liabilities	888,000	1,996,879

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $.001 par value: 200,000,000 shares authorized, 39,317,620 and 31,387,418 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	39,318	31,387
Common stock to be issued	46,658	612,521
Additional paid-in capital	28,137,268	18,336,178
Deferred compensation	—	(142,187)
Deficit accumulated during the development stage	(28,197,429)	(20,246,074)

Total stockholders’ equity (deficiency)	25,815	(1,408,175)

Total liabilities and stockholders’ equity (deficiency)	$913,815	$588,704

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 18,1998) TO SEPTEMBER 30, 2006

	Three months ended		Nine months ended		Cumulative
	September 30,		September 30,		since
	2006	2005	2006	2005	inception
Net sales	$—	$—	$—	$—	$—

Operating expenses	1,718,614	730,817	5,326,222	1,954,348	20,816,971

Research and development expenses	95,608	452,571	274,713	1,066,068	4,078,300

Non-cash patent settlement costs	—	—	—	—	1,610,066

Loss before other income (expense)	(1,814,222)	(1,183,388)	(5,600,935)	(3,020,416)	(26,505,337)

Other income (expense)
Other income	—	—	125	—	125
Interest income	5,966	—	12,942	—	13,896
Interest expense	(152,769)	(28,270)	(2,362,687)	(28,839)	(2,717,352)
Settlement of litigation debt	—	—	—	—	1,017,208

Loss before provision for income taxes	(1,961,025)	(1,211,658)	(7,950,555)	(3,049,255)	(28,191,460)

Provision for income taxes	—	—	800	1,976	5,969

Net loss	$(1,961,025)	$(1,211,658)	$(7,951,355)	$(3,051,231)	$(28,197,429)

Net loss per share, basic and diluted	$(0.05)	$(0.03)	$(0.23)	$(0.08)

Weighted average shares outstanding, basic and diluted	38,439,668	39,115,886	34,711,746	38,564,191

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2006 (UNAUDITED)

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Balance, February 18, 1998 (date of inception)		—	$—	$—	$—	$—	$—	$—
Issuance of common stock on April 18, 1998	.0015 –.01	10,030,000	10,030	—	14,270	—	—	24,300
Net loss		—	—	—	—	—	(21,307)	(21,307)

Balance, December 31, 1998		10,030,000	10,030		14,270	—	(21,307)	2,993
Issuance of common stock on May 18, 1999	1.00–6.40	198,003	198	—	516,738	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	.001	5,000,000	5,000	—	—	—	—	5,000
Stock issued for professional services on May 18, 1999	0.88	69,122	69	—	49,444	—	—	49,513
Net loss		—	—	—	—	—	(1,075,264)	(1,075,264)

Balance, December 31, 1999		15,297,125	15,297	—	580,452	—	(1,096,571)	(500,822)
Stock issued for employee compensation on February 8, 2000	1.03	20,000	20	—	20,580	—	—	20,600
Stock issued for consulting services on February 8, 2000	1.03	100,000	100	—	102,900	—	—	103,000
Stock issued for professional services on April 18, 2000	3.38	27,000	27	—	91,233	—	—	91,260
Stock issued for directors fees on April 18, 2000	3.38	50,000	50	—	168,950	—	—	169,000
Stock issued for professional services on May 19, 2000	4.06	5,000	5	—	20,295	—	—	20,300
Stock issued for directors fees on June 20, 2000	4.44	6,000	6	—	26,634	—	—	26,640
Stock issued for professional services on June 20, 2000	4.44	1,633	2	—	7,249	—	—	7,251
Stock issued for professional services on June 26, 2000	5.31	1,257	1	—	6,674	—	—	6,675
Stock issued for employee compensation on June 26, 2000	5.31	22,000	22	—	116,798	—	—	116,820
Stock issued for consulting services on June 26, 2000	5.31	9,833	10	—	52,203	—	—	52,213
Stock issued for promotional services on July 28, 2000	4.88	9,675	9	—	47,205	—	—	47,214
Stock issued for consulting services on July 28, 2000	4.88	9,833	10	—	47,975	—	—	47,985
Stock issued for consulting services on August 4, 2000	2.13	35,033	35	—	74,585	—	—	74,620
Stock issued for promotional services on August 16, 2000	2.25	25,000	25	—	56,225	—	—	56,250
Stock issued for consulting services on September 5, 2000	2.25	12,833	13	—	28,861	—	—	28,874
Stock issued for consulting services on September 10, 2000	1.50	9,833	10	—	14,740	—	—	14,750
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	—	8,643	—	—	8,653
See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2006 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2006 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2006 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2006 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2006 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2006 (UNAUDITED)

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Stock issued upon exercise of warrants on June 8, 2006 (unaudited)	0.50	900,000	900	—	449,100	—	—	450,000
Stock issued upon exercise of warrants on June 9, 2006 (unaudited)	0.50	9,000	9	—	4,491	—	—	4,500
Stock issued upon exercise of warrants on June 23, 2006 (unaudited)	0.50	150,000	150	—	74,850	—	—	75,000
Stock issued upon exercise of warrants on June 23, 2006 (unaudited)	1.50	15,000	15	—	22,485	—	—	22,500
Common stock issued for convertible debt on June 30, 2006 (unaudited)	0.70	219,105	219	—	153,155	—	—	153,374
Common stock issued for convertible debt on July 11, 2006 (unaudited)	0.70	14,603	15	—	10,207	—	—	10,222
Common stock issued for convertible debt on August 7, 2006 (unaudited)	0.70	1,540,160	1,540	—	1,076,572	—	—	1,078,112
Common stock issued upon exercise of warrants on August 7, 2006(unaudited)	1.50	175,000	175	—	262,325	—	—	262,500
Common stock upon exercise of warrants on August 21, 2006 (unaudited)	1.50	50,000	50	—	74,950	—	—	75,000
Common stock issued for cash on August 22, 2006 (unaudited)	1.00	14,519	15	—	14,504	—	—	14,519
Common stock issued upon exercise of warrants on August 23, 2006 (unaudited)	1.00	3,683	4	—	3,679	—	—	3,683
Common stock issued upon exercise of warrants on August 28, 2006 (unaudited)	1.50	5,000	5	—	7,495	—	—	7,500
Common stock issued for convertible debt on September 13, 2006 (unaudited)	0.70	4,286	4	—	2,996	—	—	3,000
Common stock issued upon exercise of warrants on September 13, 2006 (unaudited)	0.50	150,000	150	—	74,850	—	—	75,000
Common stock to be issued for conversion of convertible debt (unaudited)	—	—	—	46,658	—	—	—	46,658
Fair value of options issued to employees and officers for services (unaudited)	—	—	—	—	1,809,493	—	—	1,809,493
Fair value of warrants issued for services (unaudited)	—	—	—	—	401,130	—	—	401,130
Write off of deferred compensation (unaudited)	—	—	—	—	(142,187)	142,187	—	—
See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) — Continued
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2006 (UNAUDITED)

					Additional		Deficit accumulated	Total stockholders’
	Price per	Common Stock		Common stock	paid-in	Deferred	during the	development
	share	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Warrants issued for consulting services (unaudited)	—	—	—	—	62,499	—	—	62,499
Warrants issued with convertible notes (unaudited)	—	—	—	—	290,248	—	—	290,248
Intrinsic value of beneficial conversion associated with convertible notes (unaudited)	—	—	—	—	620,252	—	—	620,252
Finders fees related to stock issuances	—	—	—	—	(284,579)	—	—	(284,579)
Net loss for nine months ended September 30, 2006 (unaudited)	—	—	—	—	—	—	(7,951,355)	(7,951,355)

Balance, September 30, 2006 (unaudited)		39,317,620	$39,318	$46,658	$28,137,268	$—	$(28,197,429)	$25,815

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND
FOR THE PERIOD FROM INCEPTION (FEBRUARY 18, 1998)
TO SEPTEMBER 30, 2006

			Cumulative
	September 30,	September 30,	since
	2006	2005	inception
Cash flows from operating activities
Net loss	$(7,951,355)	$(3,051,231)	$(28,197,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	—	—	(1,017,208)
Fair value of options and warrants issued for services	2,273,121	13,505	2,444,312
Issuance of common stock for services	—	—	4,668,102
Issuance of options for legal settlement	—	31,500	31,500
Issuance of warrants for legal settlement	—	4,957	18,462
Patent acquisition cost	—	—	1,610,066
Amortization of issuance cost	2,257,620	22,066	2,576,378
Amortization of deferred compensation	—	116,693	3,060,744
Depreciation	101,328	6,987	135,090
Changes in operating assets and liabilities:
Inventory	(3,719)	—	(3,719)
Prepaid expenses and other	(101,072)	(1,898)	(110,081)
Other assets	—	—	(4,500)
Accounts payable and accrued expenses	(582,680)	789,625	1,724,340

Net cash used in operating activities	(4,006,757)	(2,067,796)	(12,558,943)

Cash flows from investing activities
Purchase of property and equipment	(167,973)	(25,259)	(493,559)

Net cash used in investing activities	(167,973)	(25,259)	(493,559)

Cash flows from financing activities
Increase (decrease) in payables to related parties	(158,733)	163,083	517,208
Advances from founding executive officer	—	—	556,450
Net proceeds from convertible debentures	865,500	858,440	2,318,682
Net proceeds from issuance of common stock and common stock issuable	3,621,638	1,416,460	10,093,658

Net cash provided by financing activities	4,328,405	2,437,983	13,485,998

Net increase in cash	153,675	344,928	433,496

Cash, beginning of period	279,821	84,826	—

Cash, end of period	$433,496	$429,754	$433,496

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
(UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND
FOR THE PERIOD FROM INCEPTION (FEBRUARY 18, 1998)
TO SEPTEMBER 30, 2006

			Cumulative
	September 30,	September 30,	since
	2006	2005	inception
Supplemental disclosures of cash flow information

Cash paid during the year for

Interest	$128,045	$—	$140,884

Income taxes	$800	$1,976	$5,969

Non-cash investing and financing activities

Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000

Deferred compensation for stock options issued for services	—	243,750	3,202,931

Purchase of property and equipment financed by advance from related party	—	—	3,550

Conversion of related party debt to equity	—	—	515,000

Issuance of common stock in settlement of payable	—	—	113,981

Finders fees accrued for issuance of common stock	—	1,000	113,492

Value of warrants and beneficial conversion feature of convertible notes	910,500	858,440	2,576,379

Cancellation of stock	—	—	8,047

Conversion of common stock to be issued for accounts payable and accrued expenses to common stock issued	612,521	—	612,521

Conversion of related party debt to convertible debentures	45,000	—	45,000

Conversion of convertible debentures to common stock	2,576,379	—	2,576,379

Conversion of interest on convertible debentures to common stock	3,707	—	3,707

Write off of deferred compensation	142,187	—	142,187
     See notes to condensed consolidated financial statements .

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
1.	Organization and basis of presentation
Basis of presentation
The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of Save the World Air, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements.
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
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
1.	Organization and basis of presentation — Continued
Description of business
Save the World Air, Inc. (the “Company”) was incorporated in Nevada on February 18, 1998 under the name Mandalay Capital Corp. The Company changed its name to Save the World Air, Inc. on February 11, 1999 following the purchase of the worldwide exclusive manufacturing, marketing and distribution rights for the ZEFS technologies. Products incorporating the ZEFS technologies, when fitted to an internal combustion engine, are expected to reduce carbon monoxide hydrocarbons and nitrons oxide emissions. During the past three years, the Company has been acquiring new technologies, developing prototype products using the Company’s technologies and conducting scientific tests regarding the technologies and prototype products. In 2003, the Company acquired worldwide intellectual property and patent rights to technologies which reduce carbon monoxide, hydrocarbons and nitrous oxide emissions in two- and four-stroke motorcycles, fuel-injection engines, generators and small engines. The Company has also developed prototype products and named them “CAT-MATE” technology.
Consolidation policy
The accompanying consolidated financial statements of Save the World Air, Inc. and Subsidiary include the accounts of Save the World Air, Inc. (the Parent) and its wholly owned subsidiary STWA Asia Pte. Limited, incorporated on January 17, 2006. To date, STWA Asia Pte. Limited has had no operating activity. As of September 30, 2006, the subsidiary held $12,662 in cash. Intercompany transactions and balances have been eliminated in consolidation.
Development stage enterprise
The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.
The Company’s focus is on research and development of proprietary devices that are designed to reduce harmful emissions, and improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines and has not yet generated any revenues. The technologies are called “ZEFS”, “MK IV” and “CAT-MATE.” The Company has completed the design, the development of production models and is currently marketing its products worldwide. Expenses have been funded through the sale of company stock, convertible notes and the exercise of warrants. The Company has taken actions to secure the intellectual property rights to the ZEFS, MK IV and CAT-MATE devices. In addition, the Company has initiated marketing efforts to international governmental entities in cooperation with the United Nations Environmental Programme (“UNEP”) and various original equipment manufacturers (“OEMs”), to eventually sell or license the ZEFS, MK IV and CAT-MATE products and technologies.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market and consist of finished goods.
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
Stock based compensation
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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employee or director stock options recognized during the nine months ended September 30, 2005. Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the three and nine months ended September 30, 2006 was $594,718 and $1,809,493, respectively. Basic and diluted loss per share for the three months ended September 30, 2006 would have been $0.04 per share, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $0.05 per share. Basic and diluted loss per share for the nine months ended September 30, 2006 would have been $0.18 per share, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $0.23 per share.
The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the Company’s stock option plans for the three and nine months ended September 30, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula (“Black-Scholes model”) and amortized to expense over the options’ requisite service periods (vesting periods).

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2005	2005
Net loss as reported	$(1,211,658)	$(3,051,231)
Add: total fair value method stock-based employee based compensation expense	286,226	609,930
Less: deferred compensation amortization for below market employee options	(40,625)	(116,693)

Pro forma net loss	$(966,057)	$(2,557,994)

Net loss per share:
As reported — basic and diluted	$(0.03)	$(0.08)

Pro forma — basic and diluted	$(0.02)	$(0.07)

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
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
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
As of December 31, 2005, there was $142,187 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2004 Stock Option Plan (see Note 9). This cost was written off against Additional Paid-in Capital when SFAS 123(R) was adopted.
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
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the nine months ended September 30, 2006 and 2005, the dilutive impact of outstanding stock options of 7,328,299 and 16,508,561 respectively, and outstanding warrants of 21,183,517 and 19,230,724 have been excluded because their impact on the loss per share is antidilutive.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
3.	Recent accounting pronouncements
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
Statement No. 157
FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
Interpretation No. 48
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” Accounting for Income Taxes”. FIN 48 establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact this new standard will have on the consolidated results of operations, financial position, or cash flows.
4.	Inventories
At September 30, 2006 inventories consist of $3,719 of finished goods.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
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
Loans from related parties
Masry & Vititoe, a law firm in which Edward Masry, the Company’s former Chief Executive Officer, was a partner, had advanced $0 and $158,732 as of September 30, 2006 and December 31, 2005, respectively, to the Company for working capital purposes. Advances by Masry and Vititoe were unsecured, non-interest bearing, and are due on demand. In April 2006, the Company repaid advances due to Masry and Vititoe of $158,732.
In 2005, Eugene Eichler, the Company’s Chief Executive Officer, advanced $45,000 to the Company for working capital purposes. These advances were unsecured, bearing interest at 6% per annum and were due on demand. In February 2006, these advances were converted into a convertible note (Note 7).
Interest expense recognized under related-party loans was immaterial for all periods presented Interest expense recognized under related-party loans for the period from inception (February 18, 1998) through September 30, 2006 was $327.
Lease agreement
During 2003, the Company had entered into a sublease lease agreement with an entity to lease office space for its primary administrative facility. A director of the Company is an indirect owner of the entity.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
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
In January 2006, the Company amended the existing sublease agreement, as a result of taking more space and obtaining expanded support services. The sublease was amended to July 31, 2007 and carries an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent is $6,208 per month under this amended sublease.
During the three months ended September 30, 2006 and 2005, rent expense under the sublease was $18,624 and $10,200, respectively.
During the nine months ended September 30, 2006 and 2005, rent expense under the sublease was $55,872 and $23,800, respectively. Lease expense under the sublease prior to 2004 was immaterial.
6.	Equity line of credit
In September 2006, the Company entered into what is sometimes termed an equity line of credit arrangement. Under the line of credit the Company may, but is not obligated to, put shares of common stock from time to time over a 36-month period, at a purchase price calculated at 97% of the lowest best closing bid for the Company’s common stock for the five trading days following the put notice. The Company may draw up to $10,000,000 under the line of credit. Because the price of the common stock fluctuates and the number of shares of common stock, if any, that the Company may issue, should exercise the put rights under the equity line of credit, will vary, the Company does not know how many shares, if any, will actually issue under the equity line of credit. As of September 30, 2006, the Company has registered and made available 7,000,000 shares of common stock for possible future draws under the line of credit.
As of September 30, 2006 the Company has not drawn down any portion of this commitment, leaving the entire $10,000,000 available under the equity line of credit (see Note 13).
7.	Convertible debentures
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
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
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
During the nine months ended September 30, 2006, the Company issued additional Notes totaling $1,000,000 which included the conversion of $45,000 of debt owed to the Company’s Chief Financial Officer. The Company paid related transaction fees of $89,500 resulting in net proceeds to the Company of $865,500. In addition to the cash paid for transaction fees, 117,857 additional Warrants were issued to certain placement agents. These Warrants expire between August 31, 2007 and February 9, 2008 and are exercisable at a price of $1.00 per share.
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
For the three and nine months ended September 30, 2006, $143,795 and 2,257,620 of the total discount has been amortized and included in the accompanying statement of operations.
During the three months ended September 30, 2006, $1,127,658 of the Notes plus $112 of interest were converted to 1,611,100 shares of stock at $0.70 per share.
During the nine months ended September 30, 2006, all of the convertible notes in the amount of $2,576,379 of the Notes were converted to 3,680,540 shares of stock at $0.70 per share. In addition, $3,707 of accrued interest was converted to 5,296 shares at $0.70 per share.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
8.	Capital stock
As of September 30, 2006, the Company has authorized 200,000,000 shares of its common stock, of which 39,317,620 shares were issued and outstanding.
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
The warrants issued above were part of a private offering of 2,872,000 units that began July 29, 2004 and concluded on July 22, 2005. The expiration date of each of the warrants was previously extended by one hundred eighty (180) days from its original expiration date. On February 6, 2006, the Company extended the expiration date for each of the warrants by an additional one hundred eighty-five (185) days, for a total extension of one year from its original expiration date.
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
During the nine months ended September 30, 2006, individuals exercised outstanding warrants to purchase 2,118,452 shares of common stock for net proceeds of $1,518,327.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
9.	Stock options and warrants
The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Plan (the Plan). As of December 31, 2005, the Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan, increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At September 30, 2006 and December 31, 2005, 2,921,701 and 1,741,439, respectively, were available to be granted under the Plan. Prior to 2004, the Company granted outside the Plan 3,250,000 options to officers of the Company that are still outstanding.
Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at September 30, 2006 and December 31, 2005 was 5.28 years and 5.26 years, respectively. Stock option activity for the nine months ended September 30, 2006 and the year ended December 31, 2005 was as follows, which includes 3,250,000 options granted outside the Plan:

	Weighted Avg.	Weighted Avg.
	Options	Exercise Price
Options, January 1, 2004	13,250,000	0.11
Options granted	1,172,652	1.03
Options exercised	—	—
Options cancelled	—	—

Options, December 31, 2004	14,422,652	0.18
Options granted	2,085,909	0.92
Options exercised	—	—
Options cancelled	(10,000,000)	0.10

Options, December 31, 2005	6,508,561	0.53
Options granted (unaudited)	1,313,605	1.21
Options exercised (unaudited)	—	—
Options forfeited (unaudited)	(493,867)	0.90
Options cancelled (unaudited)	—	—

Options, September 30, 2006 (unaudited)	7,328,299	$0.63

During the three and nine months ended September 30, 2006, the Company granted 150,000 and 1,313,605 options, respectively to certain employees, exercisable at amounts ranging from $0.85 to $2.26, vesting ranges from immediately to one year and lives range from one to ten years. The options were valued at an aggregate amount of $2,032,760 (or $1.55 per share on average) using the Black Scholes pricing model with expected terms ranging from 0.5 to 5.5 years, 130.61% volatility, no annual dividends, and discount rates ranging from 3.82% to 4.86%.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
Options outstanding at December 31, 2005 and the related weighted-average exercise price and remaining life information were as follows:

			Total		Exercisable
		Weighted	weighted		weighted
		average	average		average
Exercise	Total options	remaining	exercise	Options	exercise
prices	outstanding	life in years	price	exercisable	price
$ 0.10	3,000,000	3.84	$0.10	3,000,000	$0.10
0.40	250,000	3.17	0.40	250,000	0.40
0.85	400,000	4.58	0.85	—	—
0.85	1,225,000	9.58	0.85	—	—
0.98	900,000	3.17	0.98	900,000	0.98
1.00	370,000	9.58	1.00	—	—
1.10	90,909	4.58	1.10	—	—
1.15	193,912	3.17	1.15	193,912	1.15
1.27	78,740	3.17	1.27	78,740	1.27

$0.10-$1.27	6,508,561	5.26	$0.53	4,422,652	$0.36

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
Options outstanding at September 30, 2006 and the related weighted average exercise price and remaining life information is as follows: (Unaudited)

			Total		Exercisable
		Weighted	weighted		weighted
		average	average		average
Exercise	Total options	remaining	exercise		exercise
prices	outstanding	life in years	price	Options exercisable	price
$ 0.10	3,000,000	3.09	$0.10	3,000,000	$0.10
0.40	250,000	2.42	0.40	250,000	0.40
0.85	2,075,000	8.83	0.85	1,225,000	0.85
0.98	900,000	2.42	0.98	900,000	0.98
1.00	370,000	8.83	1.00	370,000	1.00
1.15	193,912	2.42	1.15	193,912	1.15
1.27	78,740	2.42	1.27	78,740	1.27
1.69	310,647	9.40	1.69	—	—
2.26	150,000	4.86	2.26	30,000	2.26

$0.10-$2.26	7,328,299	5.28	$0.59	6,047,652	$0.51

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
During the nine months ended September 30, 2005, and during the year ended December 31, 2005, the Company recognized compensation expense by amortizing deferred compensation of $116,693, and $177,631, respectively.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
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
Warrants
The following table summarizes certain information about the Company’s stock purchase warrants.

		Weighted Avg.
	Warrants	Exercise Price
Warrants outstanding, January 1, 2004	14,252,414	$0.48
Warrants granted	2,372,500	1.27
Warrants exercised	(960,500)	0.20
Warrants cancelled	—	—

Warrants outstanding, December 31, 2004	15,664,414	0.62
Warrants granted	5,198,574	1.16
Warrants exercised	(50,500)	0.99
Warrants cancelled	(20,000)	1.50

Warrants outstanding, December 31, 2005	20,792,488	0.75
Warrants granted (unaudited)	3,264,600	1.33
Warrants exercised (unaudited)	(2,118,452)	0.69
Warrants cancelled (unaudited)	(755,119)	1.48

Warrants outstanding, September 30, 2006 (unaudited)	21,183,517	$0.82

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
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
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
In April 2006, the Company entered into a one-year agreement with an outside consultant to provide public relations services. The terms of the agreement calls for monthly payments of $7,000. Additionally, the Company issued a five-year warrant to the consultant. The warrant is exercisable for up to 100,000 shares of common stock at an exercise price of $2.30 per share and vests as to 8,333 shares per month commencing April 30, 2006. The shares issuable upon exercise of the warrant have piggyback registration rights. In August 2006, the Company terminated the agreement. The consultant earned 41,665 warrants and the remaining balance of 58,335 has forfeited.
10.	Research and development
The Company has research and development facilities in Morgan Hill, California and Queensland, Australia. The Company has expanded research and development to include application of the ZEFS, MK IV and CAT-MATE technologies for diesel engines, motorbikes, boats, generators, lawnmowers and other small engines. The Company has purchased test vehicles, test engines and testing equipment. The Company has completed testing on products incorporating its ZEFS, MK IV and CAT-MATE technologies for multiple automobiles, trucks motorcycles, off-road vehicles and stationary engines, the results of which have been provided to RAND Corporation (RAND) for evaluation. RAND oversees the research and development facilities. The Company also uses third party research and development facilities in Los Angeles, California for the development of the ZEFS and CAT-MATE devices. The Company spent $95,608 and $452,571 for the three months ended September 30, 2006 and 2005, respectively. The Company spent $274,713 and $1,066,068 for the nine months ended September 30, 2006 and 2005, respectively.
11.	Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $7,951,355 and a negative cash flow from operations of $4,006,757 for the nine months ended September 30, 2006, and had a working capital deficiency of $340,704 and a stockholders’ equity of $25,815 at September 30, 2006. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
12.	Commitments and contingencies
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
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
On October 27, 2006, Magistrate Judge Frank Maas, Federal District Court of the Southern District of New York, issued an order granting summary judgment in favor of the Company. The ruling provided that all shares, options and any other obligations allegedly owed by the Company to Jeffrey A. Muller, its former Chairman, were to be disgorged. The ruling also confirmed an earlier decision issued on November 16, 2005 in favor of the SEC holding Mr. Muller liable for $7.5 million in actual damages, imposing a $100,000 fine and barring Muller from any involvement with a publicly traded company for 20 years. With prejudgment interest, this ruling brings the actual damages against Muller to over $9 million. Additionally, the Court further clarified that the scope of its previous disgorgement order required the disgorgement of any shares of the Company’s stock that Mr. Muller or any of his nominees directly or indirectly own or control. The Company has taken action to cancel over 3.6 million shares which had been issued to the offshore companies.
The Court also confirmed the appropriateness of an action previously taken by the Company to acquire the patent rights and to consolidate the manufacturing, marketing and distribution rights with its ownership of all rights to the existing patents.
Finally, the Court ruled that Mr. Muller had no claim to an alleged $500,000 debt owed to him while damages of over $9 million remain unpaid. The Court also ruled that other assets that were transferred by Mr. Muller to members of his family through various offshore corporations were also to be disgorged. Because the Court left unresolved an issue concerning claims against one Muller family member, it is expected that the Company will seek a modification of the order. With this exception, this order provides the complete relief requested by the Company in its motion for summary judgment.
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
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
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
13.	Subsequent events
As of the date of the filing of this report, we have drawn down $123,818 of this commitment, leaving $9,876,182 available under the equity line of credit, and for which we filed a registration statement, registering 7,000,000 shares, or approximately 17.8% of our issued and outstanding stock before any such issuances, with the SEC. The SEC declared the registration statement that we filed effective on October 30, 2006. As of the date of the filing of this report, we have issued to Dutchess 101,771 shares of our common stock in connection with drawdowns under the equity line of credit.
As of November 7, 2006, individuals exercised outstanding warrants, at prices ranging from $0.50 per share, to purchase an additional 210,000 shares for an aggregate $105,000 gross and net proceeds.
On November 9, 2006, Eugene E. Eichler resigned as Chief Executive Officer and Chief Financial Officer, due to a medical disability. Mr. Eichler’s resignation as Chief Executive Officer takes effect on November 20, 2006 and his resignation as Chief Financial Officer takes effect on the earlier to occur of (i) the appointment of his successor or (ii) January 31, 2007. Mr. Eichler will continue to serve as a director of the Company.
Under the terms of Mr. Eichler’s separation as an officer of the Company, he is entitled to be paid out the remainder of the cash portion of his employment agreement through December 31, 2007, in accordance with the Company’s normal pay policies. Options granted to him in February 2006 have been accelerated and will fully vest on November 20, 2006; additionally, Mr.Eichler will have until November 20, 2007 to exercise such options. Mr. Eichler is also entitled to receive a stock option grant in 2007 equal to the lesser of (i) the number of stock options Mr. Eichler was granted in 2006 or (ii) the highest number of options granted to any of the then Chief Executive Officer, President or Chief Financial Officer on an annualized basis, on terms no less favorable as granted to such person; provided, however, that such options to be granted to Mr. Eichler shall be fully vested upon grant and shall be exercisable for one year from the date of grant. The Company and Mr. Eichler have waived any claims they may have against each other and have agreed to mutual indemnification.
On November 9, 2006, the Board of Directors named Bruce H. McKinnon, the Company’s President, as Chief Executive Officer, effective November 20, 2006. Mr. McKinnon will retain the position of President. The Board of Directors also named John Richard Bautista III, the Company’s Executive Vice President of Operations, as Chief Operating Officer, effective November 20, 2006.

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

     We are a development stage company that has not yet generated revenues. Historically, we devoted the bulk of our efforts to the completion of the design, the development of our production models and the promotion of our products in the marketplace worldwide. Our products, based on our ZEFS™, MK IV™ and CAT-MATE® technologies, are designed to reduce harmful emissions and/or improve fuel efficiency and overall performance on equipment and vehicles driven by internal combustion engines.
     We have taken actions to secure our intellectual property rights to the ZEFS, MK IV and CAT-MATE technologies. We are currently negotiating to secure a license covering certain United States and Canadian patents held by a third party. These patents include claims purporting to cover certain features incorporated in some of our products. We expect to complete these negotiations and execute a non-exclusive license agreement with this third party in the near future. In order to continue to secure our intellectual property rights in the future, we may be required to take further actions, including seeking other patent licenses and prosecuting or defending infringement claims.
     During 2005 and continuing in 2006, we began to focus on the initial marketing of our products. We entered into the first agreements for the distribution of our products in late 2005 and early 2006. Our first two U.S. distributorship agreements with Team Phantom of Alaska and Motorcycle Products Consulting, or MPC, of California, provides for the sale of products incorporating our ZEFS technologies in the North American original equipment manufacturer, or OEM, and after-market for motorcycles through the distributors to certain named prospective purchasers.
     In January 2006, we entered into our first international distributorship agreement, with Golden Allied Enterprises (Group) Co., Ltd., or GAE. The agreement provides that GAE will serve as our exclusive distributor for products incorporating our ZEFS or CAT-MATE technologies in the People’s Republic of China. The agreement with GAE was conditioned upon our ZEFS-based products achieving EURO2 standards in tests to be conducted in Shanghai. These tests were conducted and passed in April 2006.
     In July 2006, GAE placed its first order under the distributorship agreement, for 100,000 units, to be shipped in installments between now and July 2007. These products are in production and we anticipate that we will begin delivering products under the agreement to GAE commencing in November 2006, and will begin generating revenue in late 2006.
     In April 2006, we entered into a product development agreement with Kwong Kee (Qing Xin) Environmental Exhaust Systems Company, Ltd., or Kwong Kee, in China. Kwong Kee, a manufacturer of mufflers and catalytic converters, will collaborate with us on product development based on our CAT-MATE technology. As part of our strategic alliance, Kwong Kee will make available its research and development facilities, testing equipment and product design and development support team.
     In July 2006, we entered into an agreement with Quadrant Technology L.P., or Quadrant, pursuant to which Quadrant will provide product development services for our products. Under this agreement, Quadrant was also granted a right of first refusal to manufacture products incorporating our ZEFS or MKIV technologies.
     Also in July 2006, we entered into an agreement with Marketing Matters, Inc. to provide exclusive agency services in the United States for advertising, marketing, industry and trade show promotion, as well as packaging design services. We entered into a separate agreement with SS Sales and Marketing Group, to provide marketing and promotional services in the western United States and western Canada for our products.
     As part of our ongoing product development, we are in the process of launching two new product lines, ECO ChargR™ and MAG ChargR™, which we differentiate based on their differing magnetic fluxes and their applications. ECO ChargR products will be more focused toward reduction in emissions and MAG ChargR products will be more focused toward performance and fuel economy. ECO ChargR products will tend to incorporate MK IV technology, but may incorporate ZEFS technologies, while MAG ChargR products will tend to incorporate ZEFS technologies, but may incorporate MK IV technology.
     The ECO ChargR product line incorporates our ZEFS or MK IV technologies, and is intended specifically for the reduction of exhaust emissions in vehicle and small utility motors. These products will be marketed primarily to OEMs as well as pilot and government-mandated emissions programs.
     The MAG ChargR product line incorporates our ZEFS or MK IV technologies, as well as other power enhancing features, to exploit the power and mileage improving attributes of our magnetic technologies. MAG ChargR will be marketed primarily to the consumer aftermarket for many vehicles, including but not limited to cars, trucks, motorcycles, scooters, all terrain vehicles (ATVs), snowmobiles, personal watercrafts and small utility motors.
     In October 2006, subsequent to the end of the third quarter, we appointed PT Carbon Credit Indonesia, or PT CCI, to serve as our exclusive distributor for products incorporating our MAG ChargR, ECO ChargR and CAT-MATE technologies in Indonesia. Our wholly-owned subsidiary, STWA Asia Pte. Limited, and PT CCI have entered into a distribution agreement under which PT CCI has agreed to establish a letter of credit to support its initial order of 10,000 units, which order will be placed before November 30, 2006. The distribution agreement provides that PT CCI is required to purchase 600,000 units over a five-year period in order to remain the exclusive distributor of our products in Indonesia.
     In addition, we are continuing our marketing efforts to international governmental entities in cooperation with the United Nations Environmental Programme (UNEP) and various OEMs and the aftermarket to sell or license products using our ZEFS and CAT-MATE technologies. We anticipate that these efforts will continue during the remainder of 2006.
     In July 2004, we entered into a license agreement with Temple University, for a research project with Dr. Rongjia Tao as principal investigator. That project and the related products involve the development and commercialization of underwater and cold temperature applications for improving oil flow under different temperature and pressure conditions. Under the license agreement, we hold the worldwide exclusive rights to this technology. On May 14, 2004, we filed a patent application in Australia (Method and Apparatus for a Treatment of Fuel), which was subsequently assigned by us to Temple University as part of the license agreement. An additional patent application was recently filed covering several of the Gulf states. As a result of Dr. Tao’s recent publicly-reported progress in reducing viscosity of crude oil with magnetic pulses, we believe that this technology may have commercial viability and we are pursuing partners, distributors and licensees in the United States, Gulf states region and Eastern Europe for products incorporating this technology.

     Expenses have been funded primarily through the sale of stock and convertible debt. We have raised capital in 2006 and will need to raise additional capital in 2006, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.
     In September 2006, we entered into what is sometimes termed an equity line of credit arrangement with Dutchess Private Equities Fund, L.P., or Dutchess. Specifically, we entered into an investment agreement, pursuant to which Dutchess is committed to purchase up to $10,000,000 of our common stock over the 36-month term of the investment agreement. We are not obligated to request any portion of the $10,000,000. As of the date of the filing of this report, we have drawn down $115,462 of this commitment, leaving $9,884,538 available under the equity line of credit. See “Liquidity and Capital Resources” below.
     Since February 2, 2006, our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “ZERO”.
Results of Operations
     To date, we have not generated any revenues and our business continues in the development stage. We have focused our efforts on verifying and developing our technologies and products and commencing marketing efforts for their sale. We expect to begin generating revenue in the fourth quarter 2006.
     General and administrative expenses were $1,718,614 for the three-month period ended September 30, 2006, compared to $730,817 for the three-month period ended September 30, 2005, an increase of $987,797. This increase is attributable to increases in non-cash expenses in the amount of $614,591 and increases in cash expenses in the amount of $373,206. The non-cash increases are the revaluation of options and warrants amounting to $572,931 and depreciation of $41,660. Increases in cash expenses were made up of salaries, benefits and consulting fees of $82,806; professional fees of $104,084; marketing and exhibits of $78,260; travel of $52,129; rent and utilities of $23,530 and $32,397 of other office expenses.
     General and administrative expenses were $5,326,222 for the nine-month period ended September 30, 2006, compared to $1,954,348 for the nine-month period ended September 30, 2005, an increase of $3,371,874. This increase is attributable to increases in non-cash expenses in the amount of $2,200,806 and increases in cash expenses in the amount of $1,171,068. The non-cash increases are the revaluation of options and warrants amounting to $2,106,465 and depreciation of $94,341. Increases in cash expenses were made up of salaries, benefits and consulting fees of $451,941; professional fees of $276,700; marketing and exhibits of $89,760; travel of $111,201; rent and utilities of $82,223; corporate expense of $52,094 and $107,149 of other office expenses.
     Research and development expenses were $95,608 for the three-month period ended September 30, 2006, compared to $452,571 for the three-month period ended September 30, 2005, a decrease of $356,963. This decrease is primarily due to a decrease in research expenses by RAND Corporation of $324,277; a decrease in expenses at our

Australian R&D center of $42,997, offset in part by increases in expenses of $10,311 at our Morgan Hill R&D center.
     Research and development expenses were $274,713 for the nine-month period ended September 30, 2006, compared to $1,066,068 for the nine-month period ended September 30, 2005, a decrease of $791,355. This decrease is primarily due to a decrease in research expense by RAND Corporation of $785,000; a decrease in expenses at our Australian R&D center of $80,510, offset in part by increases in expenses of $74,155 at our Morgan Hill R&D center.
     Other income (expense) was $(146,803) for the three-month period ended September 30, 2006, compared to $(28,270) for the three-month period ended September 30, 2005, an increase of $118,533. This increase is attributable to an increase in non-cash interest expense in the amount of $121,729, offset by a decrease in cash interest expense of $2,770 and an increase in other income of $5,966.
     Other income (expense) was $(2,349,620) for the nine-month period ended September 30, 2006, compared to $(28,839) for the nine-month period ended September 30, 2005, an increase of $2,320,781. This increase is attributable to an increase in non-cash interest expense in the amount of $2,235,554; an increase in cash interest expense of $98,294, offset by an increase in other income of $13,067.
     We expect our operating expenses to increase during the balance of fiscal year 2006, primarily as a result of increases in marketing and sales activities.
     We had a net loss of $1,961,025, or $0.05 per share for the three-month period ended September 30, 2006, compared to a net loss of $1,211,658, or $0.03 per share for the three-month period ended September 30, 2005. We had a net loss of $7,951,355, or $0.23 per share for the nine-month period ended September 30, 2006, compared to a net loss of $3,051,231, or $0.08 per share for the nine-month period ended September 30, 2005. We expect to incur additional net loss in the fiscal year ending December 31, 2006, primarily attributable to continued marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.
Liquidity and Capital Resources
     We have incurred negative cash flow from operations in the development stage since our inception in 1998. As of September 30, 2006, we had cash of $433,496 and an accumulated deficit of $28,197,429. Our negative operating cash flow since inception has been funded primarily through the sale of common stock, issuance of convertible debt, and, to a lesser degree, by proceeds we received from the exercise of options and warrants.
     The financial statements accompanying this Report have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, we had a net loss of $1,961,025 and negative cash flow from operations of $1,556,864 for the three-month period ended September 30, 2006, a net loss of $7,951,355 and negative cash flow from operations of $ 4,006,757 for the nine-month period ended September 30, 2006 and a stockholders equity of $25,815 as of September 30, 2006. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
     As of September 30, 2006, our expenses ran, and are expected to continue to run, at a “burn rate” of approximately $400,000 per month. Our current capital resources are limited and we will require additional capital in order to operate. We anticipate that at least a portion of our cash flow needs will be satisfied by the exercise of outstanding warrants to purchase our common stock, at variable prices, which are coming due at various times this year. In addition, we have entered into a $10 million finance facility, sometimes referred to as an equity line of credit, with Dutchess, to provide funding for operations, the terms of which facility are described in more detail below.
     In 2005, we sold an aggregate principal amount of $1,501,378 of our 9% convertible subordinated notes (the “Investor Notes”) due July 31, 2006, to certain investors. All of the Investor Notes in the aggregate principal amount of $1,501,378 and $3,707 of accrued interest were converted voluntarily by the holders of the Investor Notes into an aggregate 2,150,122 shares of our common stock, at a conversion price of $0.70 per share. Of these amounts, subsequent to the end of the three-month period ended June 30, 2006 and prior to the maturity date of the Investor Notes, $1,127,658 aggregate principal amount of Investor Notes (representing 100% of the outstanding principal amount of the then-outstanding notes) and $112 of accrued interest, were converted voluntarily by the holders of the Investor Notes into 1,611,100 shares of our common stock, at a conversion price of $0.70 per share.
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
     On June 28, 2006, we filed a registration statement to register the Bridge Shares and the PIPE Shares, and the shares of our common stock issuable upon exercise of the Bridge Warrants, the PIPE Warrants and warrants issued to Spencer Clarke LLC for various investment banking and other related services, including services in connection with the Bridge Offering, the Overseas Offering and the PIPE Offering. The registration statement was declared effective by the SEC on July 24, 2006.
     During the three month period ended September 30, 2006, we also raised $400,702 gross and net proceeds through the exercise of outstanding warrants.
     In September 2006, to address our longer-term capital needs, we entered into what is sometimes referred to as an equity line of credit arrangement with Dutchess. Specifically, we entered into an investment agreement, pursuant to which Dutchess is committed to purchase up to $10,000,000 of our common stock over the 36-month term of the investment agreement. We are not obligated to request any portion of the $10,000,000.
     Under the line of credit we may, but are not obligated to, put shares of our stock to Dutchess from time to time over a 36-month period, at a purchase price calculated at 97% of the lowest best closing bid for our common stock for the five trading days following our put notice to Dutchess. Because the price of our common stock fluctuates and the number of shares of our common stock, if any, that we may issue, should we exercise our put rights under the equity line of credit, will vary, we do not know how many shares, if any, we will actually issue under the equity line of credit. If we put more than the amount that would require us to issue the 7,000,000 shares that we have registered with the Securities and Exchange Commission (the “SEC”), we would be required to file a new registration statement with regard to the excess number of shares and have it declared effective by the SEC, before we could make further puts under the equity line of credit.
     The actual number of shares that we may issue pursuant to the equity line of credit is not determinable as it is based on the market price of our common stock from time to time and the number of shares we desire to put to Dutchess. Under the terms of the equity line of credit, Dutchess may not own more than 4.99% of our issued and outstanding stock at any one time.

     If we draw down on the equity line of credit, more shares will be sold into the market by Dutchess. These additional shares could cause our stock price to drop. In turn, if the stock price drops and we make more drawdowns on the equity line of credit, more shares will come into the market, which could cause a further drop in the stock price. You should be aware that there is an inverse relationship between our stock price and the number of shares to be issued pursuant to the equity line of credit. If our stock price declines, we will be required to issue a greater number of shares under the equity line of credit. We have no obligation to utilize the full amount available under the equity line of credit.
     As of the date of the filing of this report, we have drawn down $123,818 of this commitment, leaving $9,876,182 available under the equity line of credit, and for which we filed a registration statement, registering 7,000,000 shares, or approximately 17.8% of our issued and outstanding stock before any such issuances, with the SEC. The SEC declared the registration statement that we filed effective on October 30, 2006. As of the date of the filing of this report, we have issued to Dutchess 101,771 shares of our common stock in connection with drawdowns under the equity line of credit.
     We believe that exercises of in-the-money options and warrants, together with sales of our securities in other financings we have undertaken and may undertake in the future, will provide most of the proceeds needed to meet our capital requirements on a going forward basis. However, there can be no assurance that additional equity or debt financing will be available on terms favorable to us. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate, our ongoing research and development programs, reduce our marketing and sales activities, or relinquish rights to technologies that we might otherwise seek to development or commercialize.
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
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Stock-based compensation expense recognized under SFAS 123R for employees and directors for the three and nine months ended September 30, 2006 was $594,718 and $1,809,493, respectively. Basic and diluted loss per share would have been $(0.04) for the quarter ended September 30, 2006 and $(0.18) for the nine months ended September 30, 2006, if we had not adopted SFAS 123R, compared to reported basic and diluted loss per share of $(0.05) and $(0.23) per share, respectively. As of September 30, 2006, there is $900,173 of unrecognized compensation expense related to unvested options that are expected to vest through February 2007. The weighted average period over which this expense is to be recognized is approximately three months.
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
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” Accounting for Income Taxes”. FIN 48 establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact this new standard will have on the consolidated results of operations, financial position, or cash flows.
     FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
Item 3. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are not adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We have developed, and have partially implemented, a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, hiring additional personnel and additional funding. We began to implement this plan during 2005, including the hiring in August 2005 of a Controller who is a Certified Public Accountant. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
     On October 27, 2006, Magistrate Judge Frank Maas, Federal District Court of the Southern District of New York, issued an order granting summary judgment in favor of the Company. The ruling provided that all shares, options and any other obligations allegedly owed by the Company to Jeffrey A. Muller, its former Chairman, were to be disgorged. The ruling also confirmed an earlier decision issued on November 16, 2005 in favor of the SEC holding Mr. Muller liable for $7.5 million in actual damages, imposing a $100,000 fine and barring Muller from any involvement with a publicly traded company for 20 years. With prejudgment interest, this ruling brings the actual damages against Muller to over $9 million. Additionally, the Court further clarified that the scope of its previous disgorgement order required the disgorgement of any shares of the Company’s stock that Mr. Muller or any of his nominees directly or indirectly own or control. The Company has taken action to cancel over 3.6 million shares which had been issued to the offshore companies.
     The Court also confirmed the appropriateness of an action previously taken by the Company to acquire the patent rights and to consolidate the manufacturing, marketing and distribution rights with its ownership of all rights to the existing patents.
     Finally, the Court ruled that Mr. Muller had no claim to an alleged $500,000 debt owed to him while damages of over $9 million remain unpaid. The Court also ruled that other assets that were transferred by Mr. Muller to members of his family through various offshore corporations were also to be disgorged. Because the Court left unresolved an issue concerning claims against one Muller family member, it is expected that the Company will seek a modification of the order. With this exception, this order provides the complete relief requested by the Company in its motion for summary judgment.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three-month period ended September 30, 2006, holders of our Investor Notes converted an aggregate 1,611,100 shares of common stock in connection with the conversion of $1,127,658 aggregate principal amount of our Investor Notes plus $112 of interest. Of this amount, as of September 30, 2006, we had not yet issued 66,654 shares of common stock in connection with the conversion of $46,658 aggregate principal amount of our Investor Notes. In addition, during the three-month period ended September 30, 2006, we issued 14,603 shares of common stock in connection with the conversion of $10,000 aggregate principal amount of our Investor Notes plus $222 of interest, which had been converted on or before June 30, 2006. The Company did not receive any proceeds in connection with the conversion of the Investor Notes. The issuances of the shares of common stock upon conversion of Investor Notes and Bridge Notes described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act or Regulation D promulgated thereunder.
     During the three-month period ended September 30, 2006, we issued 373,202 shares of common stock in connection with the exercise of outstanding warrants, for which we received $400,702 gross and net proceeds. Subsequent to the end of the three-month period ended September 30, 2006 and through November 7, 2006, we issued 210,000 shares of common stock in connection with exercise of outstanding warrants, for which we received $105,000 gross and net proceeds. The issuances of the shares of common stock upon the exercise of the warrants described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act or Regulation D promulgated thereunder.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     On November 9, 2006, Eugene E. Eichler resigned as Chief Executive Officer and Chief Financial Officer, due to a medical disability. Mr. Eichler’s resignation as Chief Executive Officer takes effect on November 20, 2006 and his resignation as Chief Financial Officer takes effect on the earlier to occur of (i) the appointment of his successor or (ii) January 31, 2007. Mr. Eichler will continue to serve as a director of the Company.
     Under the terms of Mr. Eichler’s separation as an officer of the Company, he is entitled to be paid out the remainder of the cash portion of his employment agreement through December 31, 2007, in accordance with the Company’s normal pay policies. Options granted to him in February 2006 have been accelerated and will fully vest on November 20, 2006; additionally, Mr.Eichler will have until November 20, 2007 to exercise such options. Mr. Eichler is also entitled to receive a stock option grant in 2007 equal to the lesser of (i) the number of stock options Mr. Eichler was granted in 2006 or

(ii) the highest number of options granted to any of the then Chief Executive Officer, President or Chief Financial Officer on an annualized basis, on terms no less favorable as granted to such person; provided, however, that such options to be granted to Mr. Eichler shall be fully vested upon grant and shall be exercisable for one year from the date of grant. The Company and Mr. Eichler have waived any claims they may have against each other and have agreed to mutual indemnification.
     On November 9, 2006, the Board of Directors named Bruce H. McKinnon, the Company’s President, as Chief Executive Officer, effective November 20, 2006. Mr. McKinnon will retain the position of President. The Board of Directors also named John Richard Bautista III, the Company’s Executive Vice President of Operations, as Chief Operating Officer, effective November 20, 2006.
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

SAVE THE WORLD AIR, INC.
Date: November 14, 2006	By:	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)