Form 10KSB
period 2006-12-31
SAVE THE WORLD AIR INC
filed 2007-05-29
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Registrant’s revenues for its most recent fiscal year: $30,000
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $14,583,218 as of May 9, 2007, based upon the average of the high and low bid prices on the OTC Bulletin Board reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
     The number of shares of the Registrant’s Common Stock outstanding as of May 9, 2007 was 41,196,180 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-KSB.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

SAVE THE WORLD AIR, INC.
FORM 10-KSB
INDEX
 i

PART I
Forward-Looking Statements
     This Annual Report on Form 10-KSB contains forward-looking statements. These forward-looking statements include predictions regarding our future:
•	revenues and profits;

•	customers;

•	research and development expenses and efforts;

•	scientific and other third-party test results;

•	sales and marketing expenses and efforts;

•	liquidity and sufficiency of existing cash;

•	technology and products;

•	the outcome of pending or threatened litigation; and

•	the effect of recent accounting pronouncements on our financial condition and results of operations.
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
Overview
     We are a green technology company that leverages a suite of patented, patent-pending and licensed intellectual properties related to the treatment of fuels. Technologies patented by, or licensed to, us utilize either magnetic or uniform electrical fields to alter physical characteristics of fuels and are designed to create a cleaner combustion. Cleaner combustion has been shown to improve performance, enhance fuel economy and/or reduce harmful emissions in laboratory testing.
     Our ECO ChargR™ and MAG ChargR™ products use fixed magnetic fields to alter some physical properties of fuel, by incorporating our patented and patent-pending ZEFS and MK IV technologies. We differentiate ECO ChargR and MAG ChargR products based on their differing attributes and marketing focus. ECO ChargR products are primarily designed to reduce harmful emissions and MAG ChargR products are primarily designed to enhance performance and fuel economy.
     Our ECO ChargR product is intended to reduce exhaust emissions in vehicle and small utility motors. ECO ChargR will be marketed primarily to original equipment manufacturers (“OEMs”) as well as to pilot and government-mandated emissions programs. Our MAG ChargR product is intended to increase power and improve mileage. MAG ChargR will be marketed primarily to the specialty consumer accessories market for many types of vehicles, including but not limited to cars, trucks, motorcycles, scooters, all terrain vehicles (“ATVs”), snowmobiles, personal watercraft and small utility motors. On the other hand, because our ECO ChargR and MAG ChargR products are customized to specific brands, models and engine sizes, these products ultimately will require hundreds of individually developed parts, which can be expensive and time-consuming to produce. See “Our Technologies and Products” below.
     Our first revenues have come from initial sales in Asia for our ECO ChargR product in the motorcycle industry. We commenced initial sales of ECO ChargR to customers in the United States in the motorcycle industry in first quarter of 2007. We also commenced initial sales of our MAG ChargR product in Asia and the United States in the motorcycle industry in the first quarter of 2007. See “Recent Developments” and “Sales and Marketing” below.
     We have obtained a license from Temple University for their patent-pending uniform electric field technology, tentatively called ELEKTRA™. The ELEKTRA technology consists of passing fuel through a specific strong electrical field. Although ELEKTRA has a similar effect on fuels as our ZEFS and MK IV technologies, ELEKTRA incorporates a uniform electrical field principle. Based on our early research and product development, we believe that ELEKTRA carries certain advantages over our ZEFS and MK IV technologies, primarily not requiring as many variations for products incorporating the ELEKTRA technology compared to products incorporating the ZEFS or MK IV technologies. Preliminary testing conducted in Europe by an outside research and development facility indicates that ELEKTRA causes a significant change in some of the physical characteristics of the fuel, resulting in better atomization of the fuel and improved combustion.
     We have also entered into a research and development agreement with Temple University to conduct further research on the ELEKTRA technology and magnetic technologies in general. Together with Temple University, we have developed prototype products using the ELEKTRA technology and we are continuing testing, and research and development. We are in the early stages of developing ELEKTRA products that, based on the previously mentioned preliminary testing, is intended to improve fuel economy and change fuel viscosity, and may improve performance and reduce emissions, depending upon the specific application. When it is developed, we intend to market ELEKTRA products primarily to the transportation industry, oil refineries and pipelines, and OEMs. See “Our Technologies and Products” below.
     At this time, we do not intend to devote significant effort to the commercialization of products incorporating our CAT-MATE technology. However, we are considering various possible ways to take advantage of opportunities that may become available to us. See “Our Technologies and Products” below.
     We operate in a highly competitive industry. Many of our activities may be subject to governmental regulation. We have taken aggressive steps to protect our intellectual property. See “Competition”, “Government Regulation and Environmental Matters” and “Intellectual Property” below.
     There are significant risks associated with our business, our company and our stock. See “Risk Factors” below.
     We are a development stage company that generated its first initial revenues in the fourth quarter of 2006. Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2006 and will need to raise substantial additional capital in 2007, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently. See “Management’s Discussion and Analysis” below.
     Our company was incorporated on February 18, 1998, as a Nevada corporation, under the name Mandalay Capital Corporation. We changed our name to Save the World Air, Inc. on February 11, 1999, following the acquisition of marketing and manufacturing rights of the ZEFS technologies. Our mailing address and executive offices are located at 5125 Lankershim Boulevard, North Hollywood, California 91601. Our telephone number is (818) 487-8000. Our corporate website is www.stwa.com. Information contained on the website is not deemed part of this Annual Report.

     Since February 2, 2006, our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “ZERO”.
Recent Developments
     During 2005 and 2006, we began to focus on the initial marketing of our products. We entered into the first agreements for the distribution of our products in late 2005 and early 2006. Our first two U.S. distributorship agreements were with Team Phantom of Alaska and Motorcycle Products Consulting Incorporated (“MPCI”) of California. These agreements provide for the sale of our product lines in the North American OEM and specialty consumer accessories market for motorcycles, to certain named prospective purchasers. We began shipping products under the agreement with MPCI in small quantities commencing in the second quarter of 2007. We currently do not believe that we will be receiving any orders from Team Phantom for our products and we do not expect that relationship to be viable for us.
     In January 2006, we entered into our first international distributorship agreement, with Golden Allied Enterprises (Group) Co., Ltd., (“GAE”). This distributorship agreement (the “GAE Agreement”) provides that GAE will serve as our exclusive distributor for our ZEFS and CAT-MATE products in the People’s Republic of China. The agreement with GAE was conditioned upon our ZEFS-based products achieving EURO2 standards in tests to be conducted in Shanghai. These tests were successfully completed in April 2006, during which tests of a device incorporating our ZEFS technology achieved EURO2 standards and devices incorporating a combination of our ZEFS and CAT-MATE technologies achieved EURO3 standards. See “Independent Laboratory and Scientific Testing” and “Sales and Marketing” below.
     In April 2006, we entered into a product development agreement with Kwong Kee (Qing Xin) Environmental Exhaust Systems Company, Ltd. (“Kwong Kee”) in China. Under this agreement, Kwong Kee, a manufacturer of mufflers and catalytic converters, collaborates with us on product development for certain markets, primarily in Asia, and makes available to us its research and development facilities, testing equipment and product design and development support team. See “Sales and Marketing” and “Manufacturing” below.
     In July 2006, we entered into an agreement with Quadrant Technology L.P. (“Quadrant”), pursuant to which Quadrant provides product development services. Under this agreement, we also granted Quadrant a right of first refusal to manufacture certain of our products. See “Sales and Marketing” and “Manufacturing” below.
     Also in July 2006, we entered into an agreement with Marketing Matters, Inc. (“Marketing Matters”) to provide exclusive agency services in the United States for advertising, marketing, industry and trade show promotion, as well as packaging design services. We entered into a separate agreement with SS Sales and Marketing Group (“SS Sales”), to provide marketing and promotional services in the western United States and western Canada for our products. SS Sales will be paid a commission equal to 5% of the gross amount actually collected on contracts we enter into during the contract term for existing or future customers introduced by SS Sales in the territory covered by the agreement. SS Sales is owned by Nathan Shelton, one of the directors of the Company. See “Sales and Marketing” below.
     In October 2006, we entered into a distributorship agreement with PT Citra Cahaya Indonesia (“PTCC”), who will serve as the exclusive distributor for our products in Indonesia. We began delivering some of our products under this agreement (the “PTCC Agreement”) in the first quarter of 2007. See “Sales and Marketing” below.
     Also in October 2006, we introduced our ECO ChargR and MAG ChargR products for use in motorcycles at the INERMOT motorcycle trade show in Cologne, Germany. In November 2006, we introduced our ECO ChargR and MAG ChargR products for use in automobiles and trucks at the SEMA convention in Las Vegas, Nevada.
     In December 2006, we entered into a distributorship agreement with T&C Adtech Co., Ltd. “Adtech”), who will serve as the exclusive distributor for our ECO ChargR, MAG ChargR and CAT- MATE products in Vietnam. The agreement (the “Adtech Agreement”) is for one year and will be renewed automatically for successive periods if certain minimum firm orders are placed by Adtech in twelve-month periods ending on September 30. See “Sales and Marketing” below.

     In February 2007, we entered into two license agreements with Temple University, one covering Temple University’s current patent application concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution (in fuel injection engines), and the other covering Temple University’s current patent application concerning electric field effects on crude oil. We also entered into a research and development agreement, to conduct further research on the ELEKTRA technology and magnetic technologies in general. See “Our Technology and Products” below.
     In April 2007, we received the final report of RAND Corporation (“RAND”), whom we had retained in December 2002 to study the scientific validity and market potential of our original ZEFS technology, help us develop a plan to assess the technical basis for our ZEFS technology and understand the potential market for products incorporating the ZEFS technology if a technical basis were established. See “RAND Report” below.
Our Business Strategy
     The Crisis of the Effect of Motor Emissions on Air Pollution
     The incomplete and inefficient burning of fossil fuel in internal combustion engines results in unburned gases, such as hydrocarbons (“THC”), carbon monoxide (“CO”) and oxides of nitrogen (“NOx”) being expelled as harmful emission as a by-product of the engine’s exhaust. These emissions have contributed to significant air pollution and depletion of the ozone layer that protects the world’s atmosphere from harmful ultraviolet radiation. As a result, the world has experienced significant deterioration to its air quality since the beginning of the 20th century and the problem has gotten progressively worse with each passing year. Forecasts published by the World Resources Institute indicate that this trend will continue to accelerate.
     According to the Goddard Institute for Space Studies, in 2000, the world’s roads were supporting about 800 million vehicles, almost 500 million of which are cars and the remainder of which are trucks, buses, motorcycles and scooters. The United States, Japan and Europe account for the majority of motor vehicles, but future growth is expected to be most rapid in Asia and Latin America. Vehicle population is projected to increase by 50-100% by 2030. As a result, vehicles will continue to apply pressure to the environment and it is projected that emissions of all pollutants will be significantly higher in 2030 than today, unless additional controls on emissions are implemented.
     In the United States, California, through the California Air Resources Board (“CARB”), continues to set the lowest emission standards for the country and the United State Environmental Protection Agency (“EPA”) has indicated it may adopt lower emission standards, which would be applicable throughout the United States. California Governor Arnold Schwarzenegger has also announced his intent to seek greenhouse gas (“GHG”) legislation and the United States Congress is also considering GHG legislation. See “Government Regulation and Environmental Matters” below.
     Governments internationally recognize the serious effects caused by air pollution and many nations have enacted legislation to mandate that engine manufacturers be required to reduce exhaust emissions caused by their products. As evidenced by the overwhelming participation in the establishment of the Kyoto Accord, many nations are moving towards tighter GHG emissions control as well. The European Union (“EU”) currently requires all member nations to adopt EURO 3 emissions standards for motorcycles and EURO 4 emissions standards for automobiles and trucks. Some Eastern European countries contemplating EU admission, and certain Asian countries, have also announced gradual phase-in of EURO standards, including China, Indonesia, Vietnam, Thailand and India. See “Government Regulation and Environmental Matters” below.
     Among recent developments:
•	The EU has tightened standards on light duty vehicle emissions and fuel quality for 2000 and 2005, broadened coverage (e.g., cold temperature), and imposed low sulfur requirements for diesel fuel and gasoline; Euro 3, 4 and 5 standards for heavy duty trucks and buses, will require advanced NOx and particulate matter (“PM”) post-combustion pollution control systems. The auto industry has agreed to a voluntary commitment to reduce carbon dioxide (“CO2“) emissions per kilometer driven by 25% by 2008.

•	CARB tightened CO, HC, NOx and PM requirements and established principles of fuel neutrality (diesel vehicles meet the same standards as gasoline vehicles) and usage neutrality (light trucks and sport utility vehicles used primarily as passenger cars must meet the same standards as cars); CARB decided that diesel PM is a toxic air contaminant leading to an effort to further reduce PM emissions from existing diesel vehicles.

•	EPA, in conjunction with CARB, imposed the largest enforcement action in history on the heavy engine industry; EPA adopted stringent national PM and NOx standards for heavy duty trucks and buses and mandated low sulfur diesel fuel to enable the advanced technologies necessary to achieve these requirements.

•	China and India adopted the Euro 1 auto and truck emissions standards and are phasing out the use of unleaded gasoline.
     Notwithstanding initiatives such as these, much more needs to be done to reverse the harmful effects of decades of pollutants contributed by motor emissions. Yet, the cost of adding emissions control devices to engines or vehicles has always been a challenge, since manufacturers shift the cost of such devices to the consumer. In developing nations, where incomes are extremely low, economics and the lack of government resources have hampered progress. Nonetheless, we believe that the social and political realities of protecting our environment may result in further government mandates that manufacturers adopt solutions to reduce harmful motor emissions.
     Absent governmental mandates for emission controls, the primary appeal of our products is likely to be related to fuel efficiency and performance enhancement.
     Our Technologies and Products
     ZEFS and MK IV. Our principal business focus currently rests with development and distribution of products designed to solve the complex problems caused by pollution from motorcycles, automobiles and other equipment driven by internal combustion engines and to improve the performance of those engines. We have introduced the ECO ChargR, which incorporated our MK IV technology, and the MAG ChargR, which incorporates either our ZEFS or MK IV technologies, depending upon the application. We have designed and tested various versions of our ECO ChargR and MAG ChargR products for use on 2- and 4-stroke carbureted and fuel injection gasoline engines and are in the process of designing versions of the ECO ChargR and MAG ChargR products for application on various types of engines that use diesel fuels.
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
     These traditional devices are expensive, and sensitive to the poor quality and adulterated fuel that is commonly found in developing nations. Bad fuel can permanently damage a catalytic converter with the first tank full, whereas ECO ChargR and MAG ChargR are unaffected by the problem of bad fuel. Catalytic converters also do not share the benefits of our ECO ChargR and MAG ChargR of increased fuel efficiency and performance. In fact, in many cases catalytic converters are detrimental to mileage and power.
     ECO ChargR and MAG ChargR contain permanent rare-earth magnets, which produce a very strong magnetic field. This field, when arranged in specific manner of shape and strength, causes a molecular change in the fuel as it passes through the field. As fuel passes through the magnetic field, a molecular change in the fuel occurs facilitating a decline in both viscosity and surface tension. This allows for finer atomization, resulting in a more optimized mixture and therefore more efficient combustion, lower emissions, more horsepower and torque and improved fuel economy. The scientific theory behind the

ZEFS technology is described in certain scientific papers and published articles. See “RAND Report” below.
     ECO ChargR and MAG ChargR have been developed for one-, two- and four- barrel carbureted and fuel injection engines. These products are easily fitted to the base plates of carburetors and fuel injection systems; the devices are compact, there are no moving parts. They are also inexpensive to produce, extremely durable and unaffected by poor quality fuel.
     We differentiate our ECO ChargR and MAG ChargR products based on their differing attributes and marketing focus. ECO ChargR products are primarily designed to reduce harmful emissions and MAG ChargR products are primarily designed to enhance performance and fuel economy. The ECO ChargR is intended to reduce exhaust emissions in vehicle and small utility motors. ECO ChargR products will be marketed primarily to OEMs as well as to pilot and government-mandated emissions programs. The MAG ChargR is intended to increase power and improve mileage. MAG ChargR products will be marketed primarily to the specialty consumer accessories market for many types of vehicles, including but not limited to cars, trucks, motorcycles, scooters, ATVs, snowmobiles, personal watercraft and small utility motors. On the other hand, because our ECO ChargR and MAG ChargR products are customized to specific brands, models and engine sizes, these products ultimately will require hundreds of individually developed parts, which can be expensive and time-consuming.
     Testing by the Company, as well as by independent third-party laboratories, has demonstrated that both ECO ChargR and MAG ChargR generate significant reductions in THC and CO emissions and, in the case of MAG ChargR, also improves fuel efficiency by lowering gas consumption and increases engine performance. For RAND’s conclusions about some of our testing regarding emissions reductions, see “RAND Report” below. See also “Independent Laboratory and Scientific Testing” below.
     ELEKTRA. We have obtained a license from Temple University for their patent-pending uniform electric field technology, tentatively called ELEKTRA™. The ELEKTRA technology consists of passing fuel through a specific strong electrical field. Although ELEKTRA has a similar effect on fuels as our ZEFS and MK IV technologies, ELEKTRA incorporates a uniform electrical field principle. Based on our early research and product development, we believe that ELEKTRA carries certain advantages over our ZEFS and MK IV technologies, primarily not requiring as many variations for products incorporating the ELEKTRA technology compared to products incorporating the ZEFS or MK IV technologies. Preliminary testing conducted in Europe by an outside research and development facility indicates that ELEKTRA causes a significant change in some of the physical characteristics of the fuel, resulting in better atomization of the fuel and improved combustion.
     We have entered into two license agreements with Temple University, one covering Temple University’s current patent application concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution, and the other covering Temple University’s current patent application concerning electric field effects on crude oil viscosity, and any and all United States and foreign patents issuing in respect of the technologies described in such applications (individually, a “License Agreement” and collectively, the “License Agreements”). Initially, the License Agreements are exclusive and the territory licensed to the Company is worldwide. Pursuant to the License Agreements, the Company will pay to Temple University (i) license fees in the aggregate amount of $250,000, payable in three installments of $100,000, the first installment of which was paid in March 2007, and $75,000 on each of February 2, 2008 and February 2, 2009, respectively; and (ii) annual maintenance fees of $125,000 annually commencing January 1, 2008. In addition, each License Agreement separately provides that the Company will pay royalties to Temple University on net sales of products incorporating the technology licensed under that License Agreement in an amount equal to 7% of the first $20 million of net sales, 6% of the next $20 million of net sales and 5% of net sales in excess of $40 million. Sales under the two License Agreements are not aggregated for purposes of calculating the royalties payable to Temple University. In addition, the Company has agreed to bear all costs of obtaining and maintaining patents in any jurisdiction where the Company directs Temple University to pursue a patent for either of the licensed technologies. Should the Company not wish to pursue a patent in a particular jurisdiction, that jurisdiction would not be included in the territory licensed to the Company.

     We have also entered into a research and development agreement (“R&D Agreement”) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) flow in pipelines. Pursuant to the R&D Agreement, we will make payments to Temple University in the aggregate amount of $500,000, payable in eight non-refundable installments commencing with $123,750, which was paid in March 2007, and $53,750 every three months thereafter until paid in full. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.
     Dr. Rongjia Tao, of Temple University, is the principal investigator of the ELEKTRA technology and we intend that he will work with us in research and development and product development, seeking to produce two commercial products: (i) a product utilizing an electric field to improve the fuel injection in engines for diesel, kerosene, and gasoline; and (ii) a product utilizing electric or magnetic fields to reduce crude oil viscosity and improve crude oil flow in pipelines. We are in the early stages of developing ELEKTRA products that, based on preliminary testing, is intended to improve fuel economy and change fuel viscosity, and may improve performance and reduce emissions, depending upon the specific application. Dr. Tao’s published articles in The International Journal of Physics have reported how uniform electrical field technology affects fuels. We believe that this effect is identical, or substantially similar, to that of our own magnetic technology; therefore, we expect to achieve similar results with ELEKTRA as Dr. Tao reported with respect to uniform electrical field technology generally. When it is developed, we intend to market ELEKTRA products primarily to the transportation industry, oil refineries and pipelines, and OEMs. Our ability to make progress with Temple University is dependent, in part, on our ability to finance our obligations and devote adequate financial resources to the commercialization of the ELEKTRA technology. See “Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources”.
     Unlike ECO ChargR and MAG ChargR, ELEKTRA is essentially universal, with only a handful of versions required to cover most applications. The ELEKTRA technology is designed to be installed in the fuel supply lines of vehicles and, because there are very few variations in the size and type of those lines, we anticipate that a relatively small number of variable capacity devices and a selection of installation adapters will cover most vehicle installations.
     We believe that the applications for products incorporating the ELEKTRA technology will include gas, diesel and bio-fuel injected motor vehicles, as well as applications in aviation, marine, oil pipeline and refining industries. Subject to our cash flow and liquidity limitations, we are currently developing motor vehicle applications and our present intention, subject to change, is to seek joint venture partners to commercialize the ELEKTRA technology in various applications. Subject to adequate financing, we currently believe that we will commence sales of ELEKTRA products in late 2007. See “Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources”.
     CAT-MATE. Our CAT-MATE technology is designed to work in conjunction with, and enhance the function of, common catalytic converters, when incorporated into their design. Our CAT-MATE technology allows a converter to ignite more quickly and more easily on small displacement motors. Our CAT-MATE technology also helps retain heat in the converter, allowing it to stay lit under idling and low RPM operation. Small motors, especially 2-stroke versions, are subject to low exhaust velocity and heat during idling, which causes most converters to extinguish and then become fouled with oil and contaminants eventually rendering them difficult to relight or useless. We believe that our CAT-MATE technology can be used on 2- and 4-stroke motorcycles, off-road and marine vehicles, generators, lawn mowers, on stationary implements and on carbureted and fuel injection motor vehicles. At this time, we do not intend to devote significant effort to the commercialization of products incorporating our CAT-MATE technology. However, we are considering various possible ways to take advantage of opportunities that may become available to us.
     Research and Development
     We are actively continuing our development of products incorporating our ZEFS and MK IV technologies for use on gasoline and diesel powered engines and have taken steps to finalize devices to fit on carbureted, throttle body and multi-port fuel injection systems. We have used prototype ECO ChargR and MAG ChargR products as demonstration units, during presentations before manufacturers. It is our intention to continue to develop products incorporating these technologies. Because of the complexity and enormity of the task of designing multiple variations of our ECO CharG and MAG ChargR products to fit the numerous makes and models of engines, we intend to seek the cooperation of manufacturers to assist us in engineering, marketing and installing our ECO ChargR and MAG ChargR products.
     We are also engaged in early research and development of products incorporating our ELEKTRA technology for use on diesel engines, such as those used on trucks, buses, heavy equipment and generators. Because these types of vehicles use engines provided from a relatively few manufacturers, the number of product variations utilizing our ELEKTRA technology needed to service these fleets is considerably less than the number of variations required by our ECO ChargR and MAG ChargR products.
     We have tested products incorporating our ZEFS, MK IV and CAT-MATE technologies for multiple makes and models of automobiles, motorcycles and ATVs, and the results of tests of devices incorporating our ZEFS technology were provided to RAND for evaluation.
     RAND assisted us in establishing research and testing protocols at our Queensland, Australia facililty. In late 2005, we established a state-of-the-art research and product development facility in Morgan Hill, California. In connection with the establishment of our Morgan Hill facility, we transitioned the primary site of our research and development from Queensland to Morgan Hill. We no longer use our Queensland facility, which we are in the process of closing. RAND also assisted us in setting up our testing protocols at Morgan Hill. In addition, we are engaged in research and development of additional prototypes and products, including ELEKTRA and other magnetic technologies and products, at our Morgan Hill facility.
     In April 2006, we entered into a product development agreement with Kwong Kee. Under this agreement, Kwong Kee, a manufacturer of mufflers and catalytic converters, collaborates with us on product development for certain markets, primarily in Asia, and makes available to us its research and development facilities, testing equipment and product design and development support team in China.
     On May 14, 2004, we filed a patent application in Australia with respect to certain technology (Method and Apparatus for a Treatment of a Fluid). Following discussions with Temple University about a number of matters, including intellectual property rights, in July 2004, we entered into a license agreement with Temple University (the “2004 License Agreement”), for a research project with Dr. Rongjia Tao as principal investigator. That project and the related products involve the development and commercialization of underwater and cold temperature applications for improving oil flow under different temperature and pressure conditions. In connection with the 2004 License Agreement, we assigned the original patent application for this technology to Temple University and agreed to assign all subsequent patent applications for this technology to Temple University. Under the 2004 License Agreement, we have the right to file additional patent applications, at our sole expense but for the benefit of Temple University, in various countries. We have exclusive world-wide rights to this technology; however, if we do not file a patent application or maintain a patent in any country, then Temple University has the right to file the patent application or maintain the patent in that country and, in such event, we would lose our license rights in that country. In 2005, we filed several additional patent applications. To date, we have spent approximately $56,856 on these patent applications in various countries. As a result of Dr. Tao’s recently announced progress in reducing viscosity of crude oil with magnetic pulses, we believe that this technology may have commercial viability. We are maintaining the patent applications in the countries in which we have filed them, while we continue to explore the commercial benefits of pursuing this opportunity in these and possibly other countries. See “Intellectual Property” below.
     We spent $401,872 in 2006 and $1,150,361 in 2005 on research and development. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Results of Operations” and Note 11 to Notes to Consolidated Financial Statements for a more complete understanding of our research and development expenses.

     Independent Laboratory and Scientific Testing
     The four internationally recognized emissions standards testing agencies for the certification of motor vehicles, parts, systems and aftermarket devices are the EPA, CARB, United Kingdom Vehicle Certification Agency (“VCA”) and Technischer Überwachungs-Verein (Germany/EU).
     Independent third-party laboratories have conducted tests of devices incorporating our ZEFS, MK IV and CAT-MATE technologies, which tests we have sought in order to gain better market acceptance by manufacturers and governmental regulatory officials. Research and testing using government-standard testing equipment in the United States, Thailand, China and Hong Kong has demonstrated that the tested devices incorporating our ZEFS technology reduce engine emissions, such as THC and CO, and, for the most part, NOx, while also improving fuel consumption and performance. Research and testing using government standard test equipment in Thailand has demonstrated that the tested devices incorporating our ZEFS technology improves performance. Research and testing using government standard test equipment in the United States and Hong Kong has demonstrated that the tested devices incorporating our CAT-MATE technology reduce engine emissions, such as THC, CO and NOx. For RAND’s conclusions about some of our testing regarding emissions reductions, see “RAND Report” below.
     With respect to third-party test results reported for NOx, some tests have shown that NOx on tested devices incorporating our technologies has increased. Based on informal discussions we have had with manufacturers of the tested vehicles and/or engineers at the testing laboratories, and other anecdotal evidence, we believe that such increases, when reported, are due to the vehicle, such as problems with the vehicle’s exhaust system, rather than problems with the tested device incorporating our technologies.
     In December 2002, we retained RAND to study the scientific validity and market potential of our original ZEFS technology, help us develop a plan to assess the technical basis for our ZEFS technology and understand the potential market for products incorporating the ZEFS technology if a technical basis were established. RAND outlined a research and evaluation program for the Company to examine the theoretical basis of the ZEFS device and to test the impact of the device when installed on vehicles.
     In early 2003, RAND determined that a comprehensive product-testing program was warranted. As a result, in May 2003, we entered into an arrangement under which RAND coordinated and supervised both a theoretical scientific study of the concepts underlying our ZEFS technology, as well as an empirical study. In response to a request for proposal (“RFP”) that RAND sent to 14 universities in the United States, Temple University was chosen to research the ZEFS technology. Temple University’s research of the ZEFS technology concluded in early 2005.
     Most of RAND’s work on our behalf concluded in December 2005, while further development of our technologies continued. In 2006, our MK IV technology was first developed and enhancements have continued into early 2007. We submitted to RAND additional test results from the MK technology conducted in January 2007 at Olson Ecologic Labs (“Olson Labs”) in Fullerton, California, on three separate motorcycles of differing displacements to demonstrate the effectiveness of more current versions of our technology. The conclusions of RAND’s final report, which was published on April 27, 2007, are summarized under “RAND Report” below.
     Tests of our devices using our CAT-MATE technology on a Honda 2-stroke NSR 150 motorcycle and a Warrior 2-stroke 63cc generator conducted by Hong Kong Exhaust Emissions Laboratory (“HKEEL”) in July and August 2004 showed that the tested devices incorporating our CAT-MATE technology significantly reduce emissions of CO, THC and NOx. These results were certified by VCA in January 2005.
     Emissions and fuel economy tests conducted in 2004 and 2005 at Automotive Testing and Development Services, Inc. in Ontario California, and in 2005 at Northern California Diagnostics Laboratory in Napa, California, both EPA and CARB approved testing laboratories, on a devices incorporating our CAT-MATE technology within the OEM exhaust system of a 1995 Mexican fuel injected Volkswagen Beetle taxi, showed significant reductions of THC, CO and NOx emissions, compared to the in-place original OEM exhaust system. In 2006, testing on a device incorporating our MK IV technology for Harley-Davidson style motors was conducted at the EPA and CARB certified testing facility Olson Labs. These tests yielded results that would allow these motors to meet current and future EPA and CARB emissions standards without expensive fuel injection and catalytic converters.
     Further testing on a used 4-stroke motorcycle incorporating our ZEFS technology was conducted in December 2005 in Bangkok, Thailand at Automotive Emission Laboratory, Pollution Control Department, Ministry of Natural Resources and Environment of Thailand, and was performed jointly with S.P. Suzuki of Thailand, the authorized distributor of Suzuki products in Thailand. These certified mean test results surpassed “hot start” EURO 2 standards in all three of the harmful exhaust emissions, THC, CO and NOx, by the following amounts:

	THC	NOx	CO
EURO2 Standard	1.20 g/km	0.30 g/km	5.50 g/km
With ZEFS Device	0.52 g/km	0.10 g/km	1.42 g/km
% Below EURO2	56%	65%	74%
     In addition, during the testing horsepower increased at all ranges, peaking at 18.8% at 50km/h and fuel economy increased 33% over the baseline tests.
     Additional testing was conducted in early March 2006 on a new Chinese-manufactured carbureted 4-stroke Suyijia SZK125 motorcycle incorporating our ZEFS technologies at HKEEL. These certified best test results surpassed “cold start” EURO 3 standards for motorcycles of 150cc or less in all three of the harmful exhaust emissions, THC, CO and NOx, by the following amounts:

	THC	NOx	CO
EURO3 Standard	0.80 g/km	0.15 g/km	2.0 g/km
With ZEFS Device	0.33 g/km	0.108 g/km	1.86 g/km
% Below EURO3	59%	28%	7%
     In addition, during the testing fuel economy increased 7% over the baseline tests.
     Of further note regarding the HKEEL testing is the fact that it is generally difficult for anyone to meet EURO 3 guidelines because the testing includes a “cold start” phase. The “cold start” phase includes exhaust emissions created when a motor is started after an eight-hour cold soak. It is during this warm-up time that engines produce their highest level of emissions. This is also where many catalytic converters fail because they must be heated to about 300 degrees Fahrenheit to begin working effectively.
     In May 2006, Shanghai Motor Vehicle Test Center conducted tests of devices incorporating our ZEFS and CAT-MATE technologies as required by our distribution agreement required with GAE. See “Sales and Marketing” below. The results of these tests is summarized below:

Technical Targets		CO	HC	NOx
		g/km	g/km	g/km
	EURO3 Standard	≤2.0	≤0.8	≤0.15
Measured Values	ZEFS Device (“hot start”)(a)	0.90	0.20	0.13
	ZEFS/CAT-MATE Device (“cold start”)(b)	1.04	0.18	0.12

(a)	A “hot start” test is run for EURO2 compliance, which standard was achieved.

(b)	A “cold start” test is run for EURO3 compliance, which standard was achieved.
     Also in May 2006, at the request of the office of the Minister of Energy for the Kingdom of Thailand, we participated in a “hot start” test at the testing laboratories of the Thai petroleum company, the

PTT Public Company Limited, of products incorporating our MK IV technology for fuel efficiency. In this test, the Thai distributor for Suzuki Motorcycles, SP Suzuki, supplied a new 125cc 4-stroke Best motor scooter to be tested without our preparing or participating in the installation of a device incorporating our MK IV technology. The mean test results showed an average 5.13% improvement in fuel efficiency, as follows:

	Run 1	Run 2	Run 3
	(l/km)	(l/km)	(l/km)	Average
Baseline FC Test Runs without MK IV Device	0.0196	0.0195	0.0193	0.0195
FC Test Runs with MK IV Device	0.0186	0.0184	0.0185	0.0185
Difference	0.0010	0.0011	0.0008	0.0010
Improvement	5.10%	5.64%	4.15%	5.13%
     In February 2007, tests were performed at Olson Labs for the purpose of evaluating the emissions reduction and fuel efficiency improvement benefits of our ECO ChargR product. The mean test results were as follows:
Total Hydrocarbon (THC) Emissions (gms/km)

	Suzuki 110	RevTech 100	Merch 125
AVERAGE BASELINE	0.124	1.821	1.372
AVERAGE ECO CHARGR	0.098	1.685	1.302
% Improvement	21.0%	7.5%	5.1%
Carbon Monoxide (CO) Emissions (gms/km)

	Suzuki 110	RevTech 100	Merch 125
AVERAGE BASELINE	1.729	29.086	21.201
AVERAGE ECO CHARGR	1.231	18.160	15.805
% Improvement	28.8%	37.6%	25.5%
Oxides of Nitrogen (NOx) Emissions (gms/km)

	Suzuki 110	RevTech 100	Merch 125
AVERAGE BASELINE	0.066	0.136	0.287
AVERAGE ECO CHARGR	0.063	0.196	0.268
% Improvement	4.5%	-44.0%	6.4%
Fuel Economy (miles per gallon)

	Suzuki 110	RevTech 100	Merch 125
AVERAGE BASELINE	241.97	39.68	34.83
AVERAGE ECO CHARGR	253.16	41.08	34.82
% Improvement	4.6%	3.5%	0.0%
     These results from Olson Labs were submitted to RAND (see “RAND Report” below) and to the EPA for consideration for the “EPA 511 Program”. See “Government Regulation and Environmental Matters” below.

     RAND Report
     In December 2002, we retained the RAND to study the scientific validity and market potential of our original ZEFS technology, help us develop a plan to assess the technical basis for our ZEFS technology and understand the potential market for products incorporating the ZEFS technology if a technical basis were established. RAND outlined a research and evaluation program for the Company to examine the theoretical basis of the ZEFS device and to test the impact of the device when installed on vehicles.
     In early 2003, RAND determined that a comprehensive product-testing program was warranted. As a result, in May 2003, we entered into an arrangement under which RAND coordinated and supervised both a theoretical scientific study of the concepts underlying our ZEFS technology, as well as an empirical study. In response to an RFP that RAND sent to 14 universities in the United States, Temple University was chosen to research the ZEFS technology. Temple University’s research of the ZEFS technology concluded in early 2005.
     Most of RAND’s work on our behalf concluded in December 2005, while further development of our technologies continued. In 2006, our MK IV technology was first developed and enhancements have continued into early 2007. We submitted to RAND additional test results from the MK technology conducted in January 2007 at Olson Labs, on three separate motorcycles of differing displacements to demonstrate the effectiveness of more current versions of our technology.
     On April 27, 2007, RAND issued its final report, entitled “An Approach to Assessing the Technical Feasibility and Market Potential of a New Automotive Device.” RAND opined that the application of magnetic fields has not been shown in scientific literature to lower the viscosity of automotive fuels. RAND concluded, among other things, that we would need to conduct further laboratory studies and in-use testing to determine the effectiveness of the ZEFS technology in reducing pollutants and increasing fuel efficiency in gasoline and diesel-powered vehicles.
     RAND’s analysis of the laboratory testing data that we had previously had undertaken found at best mixed results from these tests, and therefore RAND could not confirm the effectiveness of the ZEFS technology in actual use. For purposes of its report, RAND did not review certain additional tests that were conducted for us, including the tests by Olson Labs in early 2007, after RAND’s fieldwork was completed.
     The RAND report said the existing technical literature does not contain credible reports that the application of magnetic fields to either gasoline or diesel fuel oil will reduce the viscosities of these automotive fuels. Researchers at Temple University, who were funded by us as a result of the competitive grants process administered by RAND, have reported findings indicating a potential connection between magnetic fields and fuel viscosity. However, RAND reported that such laboratory work has not yet been independently reviewed and published by the Temple University research team, and it does not settle the issue of how magnetic fields might affect actual engine performance.
     RAND concluded that the market potential for products incorporating our ZEFS technology will depend significantly on demonstrating positive results from our technology, competition posed by other technologies, and regulatory policies and cost-effectiveness to other alternatives.
     It should be noted that RAND tested our original ZEFS technology as to its effect on emissions reduction only and not performance enhancement or fuel economy. Versions of the ZEFS technology studied by RAND are not being marketed by us as emissions reduction products. We believe that a reassessment and redesign of our products intended to improve the consistency of third-party test results led to the development and evolution of products incorporating our MK IV technology intended to reduce emissions, which has taken place since the completion of RAND’s fieldwork. We further believe that these newer iterations of our Company’s technologies have performed more consistently in testing at independent third-party labs since the completion of RAND’s fieldwork. The MK IV technology has also undergone independent third-party testing, which we believe shows significant improvement when compared to our original ZEFS technology.
     Sales and Marketing
     In October 2004, we commenced initial marketing efforts for products incorporating our ZEFS and CAT-MATE technologies, and these efforts are continuing with respect to ZEFS-based products. Subsequently, we commenced initial marketing efforts for products incorporating our MK IV technology, and these efforts are also continuing. We are focused on selling or licensing our technologies and products domestically and internationally to motorcycle, automobile, carburetor, fuel-injection and diesel engine manufacturers as well as exhaust and muffler OEMs and the consumer specialty accessories market. We have made presentations of our ZEFS, MK IV and CAT-MATE technologies and our products to OEMs in the United States, Asia and Europe.
     United States. We entered into the first agreements for the distribution of our products in late 2005 and early 2006. Our first two U.S. distributorship agreements were with Team Phantom and MPCI. These agreements provide for the sale of our product lines in the North American OEM and specialty consumer accessories market for motorcycles, to certain named prospective purchasers. In April 2007, we shipped 200 units of our ECO ChargR and MAG ChargR products for motorcycles to MPCI. Our timing to ship additional installments under a purchase order from MPCI depends upon our financing and ability to pay for the manufacture of products from our outsourced manufacturer. See “Management’s Discussions and Analysis or Plan of Operations – Liquidity and Capital Resources”. We currently do not believe that we will be receiving any orders from Team Phantom for our products and we do not expect that relationship to be viable for us.
     China. In January 2006, we entered into our first international distributorship agreement, with GAE. The GAE Agreement provides that GAE will serve as our exclusive distributor for our ZEFS and CAT-MATE products in the People’s Republic of China. The GAE Agreement was conditioned upon our ZEFS-based products achieving EURO2 standards in tests to be conducted in Shanghai. These tests were successfully completed in May 2006, during which tests of a device incorporating our ZEFS technology achieved EURO2 standards and devices incorporating a combination of our ZEFS and CAT-MATE technologies achieved EURO3 standards. See “Independent Scientific and Laboratory Testing” above.
     The initial term of the GAE agreement is for sixteen months from March 2006 and will be renewed automatically for successive periods of 12 months each if certain minimum firm orders are placed, as follows:
500,000 units in the first year
1,000,000 units in the second year
2,000,000 units in the third year
3,000,000 units in the fourth year; and
5,000,000 units in the fifth year.
     If GAE purchases 11,500,000 or more units during the first five years, the term of the GAE Agreement shall be extended for an additional period of five years. If GAE sells 15,000,000 or more units during the second five years, the term of the GAE Agreement shall be extended for a second additional period of five years. Upon each such renewal a mutually agreeable schedule of prices and number of units to be purchased by GAE shall be determined. The agreement is terminable by either party upon 10 days’ written notice following a material breach which is not cured within 20 days by the party receiving written notice of a breach. We have also given GAE rights of first refusal to distribute in the People’s Republic of China new products which we may create.
     Pursuant to the GAE Agreement, in order to retain exclusivity as our distributor in China, GAE was required to place its initial order on or before July 31, 2006 for 100,000 units. Of this amount, 10,000 units were scheduled for delivery by September 30, 2006; 30,000 units were scheduled for delivery in March 2007; 30,000 units were scheduled for delivery in June 2007; and 30,000 units were scheduled for delivery in July 2007. GAE was also required to have issued in our favor an irrevocable stand-by letter of credit in the sum of $60,000 equal to the purchase price of 10,000 units comprising the first shipment.

After the first shipment and no later than January 31, 2007, GAE was required to have issued in our favor an additional letter of credit in an amount equal to $540,000, which is the purchase price of the remaining 90,000 units comprising the initial order.
     In July 2006, GAE placed its initial order under the GAE Agreement, for 100,000 units, to be shipped in installments through July 2007. In November 2006, we shipped the first installment of 5,000 units to GAE. However, GAE has not requested additional shipments against this initial order, nor posted additional letters of credit as required by the GAE Agreement, and we do not believe that GAE will meet their target of ordering 500,000 units on or before July 31, 2007. We are currently in discussions with GAE regarding a revised shipment schedule and changing GAE’s distributorship status to a non-exclusive arrangement, but we cannot give any assurances as to what, if any, shipping schedule will result from such discussions.
     Additionally, under the GAE Agreement, we agreed to issue warrants to GAE to purchase up to 1,000,000 shares of our common stock at a purchase price of $1.00 per share to GAE. Warrants to purchase 200,000 shares of our common stock are issuable upon delivery of the $60,000 and $540,000 letters of credit. Warrants to purchase an additional 300,000 shares of our common stock are issuable upon full payment for 500,000 units. Warrants to purchase 500,000 shares of our common stock are issuable upon full payment for 10,000,000 units. The Warrants shall be exercisable for two years from their respective dates of issuance. Because GAE has not placed the orders required under the GAE Agreement nor supplied the required letters of credit, we have not yet issued the warrants provided for in the GAE Agreement.
     Under the GAE Agreement, we are required to provide technical support to GAE at our cost and expense, as GAE shall reasonably request. We are responsible for the costs of shipping and insurance relating to shipment to the port of Shanghai, People’s Republic of China. GAE is responsible for the payment of all taxes, duties and imposts assessed on the products. We are responsible for any CIF mandated charges relating to the shipment of the products.
     Indonesia. In October 2006, we entered into the PTCC Agreement with PTCC, who will serve as the exclusive distributor for our ECO ChargR, MAG ChargR and CAT-MATE products in Indonesia.
     The PTCC Agreement is for an initial term one year and will be renewed automatically for successive periods if certain minimum firm orders as placed, for years ending September 30, as follows:
50,000 units in the first year
50,000 units in the second year
100,000 units in the third year
150,000 units in the fourth year; and
250,000 units in the fifth year.
     If PTCC sells 600,000 or more units during the first five years, the term of the PTCC Agreement shall be extended for an additional period of five years. If PTCC sells 2,000,000 or more units during the second five years, the term of the PTCC Agreement shall be extended for a second additional period of five years. Upon each such renewal a mutually agreeable schedule of prices and number of units to be purchased by PTCC shall be determined. The PTCC Agreement is terminable by either party upon 10 days’ written notice following a material breach which is not cured within 20 days by the party receiving written notice of a breach. We have also given PTCC rights of first refusal to distribute in Indonesia new products which we may create.
     Pursuant to the PTCC Agreement, in order to retain exclusivity as our distributor in Indonesia, PTCC was required to place its initial order on or before October 31, 2006 for 10,000 units. Of this amount, 2,000 units were originally scheduled for delivery in January 2007, and 2000 units were scheduled for delivery in each of March, April, May and June 2007. PTCC was also required to have issued in our favor an irrevocable stand-by letter of credit in the sum of $95,000 equal to the purchase price of 10,000 units composing the first order. After the first shipment, at the time of placement of an order PTCC is required to have issued in our favor additional letters of credit in an amount equal to the purchase price of the total number of units covered by such order.

     We began delivering some of our products under this agreement in the first quarter of 2007, with the first shipped installment of 2,000 units against an initial order of 10,000 units, and the remainder of the order due to ship at various times under a revised schedule from June through October 2007. We have received partial payment for the first installment. We have not yet received firm orders for the subsequent shipments covered by the initial order.
     Under the PTCC Agreement, we are required to provide technical support to PTCC at our cost and expense, as PTCC shall reasonably request. We are responsible for the costs of shipping and insurance relating to shipment to the port of Medan, North Sumatra, Indonesia. PTCC is responsible for the payment of all taxes, duties and imposts assessed on the products. We are responsible for any CIF mandated charges relating to the shipment of the products.
     Vietnam. In December 2006, we entered into the Adtech Agreement with Adtech, who will serve as the exclusive distributor for our ECO ChargR, MAG ChargR and CAT-MATE products in Vietnam.
     The agreement is for an initial term of one year and will be renewed automatically for successive periods if certain minimum firm orders as placed, for years ending September 30, as follows:
50,000 units in the first year
50,000 units in the second year
100,000 units in the third year
150,000 units in the fourth year; and
250,000 units in the fifth year.
     If Adtech sells 600,000 or more units during the first five years, the term of the Adtech Agreement shall be extended for an additional period of five years. If Adtech sells 2,000,000 or more units during the second five years, the term of the Adtech Agreement shall be extended for a second additional period of five years. Upon each such renewal a mutually agreeable schedule of prices and number of units to be purchased by Adtech shall be determined. The Adtech Agreement is terminable by either party upon 10 days’ written notice following a material breach which is not cured within 20 days by the party receiving written notice of a breach. We have also given Adtech rights of first refusal to distribute in Vietnam new products which we may create.
     Pursuant to the Adtech Agreement, in order to retain exclusivity as our distributor in Vietnam, Adtech was required to place its initial order on or before October 31, 2006 for 10,000 units. 2,000 units of which were scheduled for delivery in January 2007, 2000 units of which were scheduled for delivery in March 2007 and the remaining 6,000 units of which were scheduled for delivery in May 2007. Adtech was also required to have issued in our favor an irrevocable stand-by letter of credit in the sum of $22,000 equal to the purchase price of the 2,000 units scheduled for delivery in January 2007. After the first shipment, at the time of placement of an order Adtech is required to have issued in our favor additional letters of credit in an amount equal to the purchase price of the total number of units covered by such order.
     We began delivering some of our products under this agreement in the first quarter of 2007, with the first shipped installment of 2,000 units against an initial order of 10,000 units, originally due to ship at various times through May 2007. We have received payment for the first installment and intend to ship subsequent installments against payment, which we have not yet received. We currently expect that additional shipments against the initial order will be delivered, at the request of Adtech, in installments at various times through 2007, which is subject to change. Based upon the anticipated modified order rate, we do not expect Adtech to place orders totaling at least 50,000 units by September 30, 2007.
     Under the Adtech Agreement, we are required to provide technical support to Adtech at our cost and expense, as Adtech shall reasonably request. We are responsible for the costs of shipping and insurance relating to shipment to the port of Ho Chi Minh City, Vietnam. Adtech is responsible for the payment of all taxes, duties and imposts assessed on the products. We are responsible for any CIF mandated charges relating to the shipment of the products.
     Europe. We also intend to seek distribution opportunities for products incorporating our ZEFS, MK IV and ELEKTRA technologies in Europe, in addition to our marketing efforts in the United States and Asia. See “Independent Laboratory and Scientific Testing” and “RAND Report” above. At this time, no such distribution agreements are in place.
     Other Countries. We also intend to pursue marketing of our products in developing nations of the world. Harmful exhaust emissions from motorcycles and automobiles in developing countries is at the highest levels because of the continued widespread use of older models with either no or malfunctioning catalytic converters. We intend to continue to work with governments worldwide at all levels, together with industry, to capitalize on our technology to achieve what we know to be common global environmental objectives.
     Other Efforts. In April 2006, we entered into a product development agreement with Kwong Kee. Under this agreement, Kwong Kee, a manufacturer of mufflers and catalytic converters, collaborates with us on product development for certain markets, primarily in Asia, and makes available to us its research and development facilities, testing equipment and product design and development support team in China
     In July 2006, we entered into an agreement with Quadrant, pursuant to which Quadrant provides product development services. Under this agreement, we also granted Quadrant a right of first refusal to manufacture certain of our products.
     Also in July 2006, we entered into an agency agreement with Marketing Matters to provide exclusive agency services in the United States for advertising, marketing, industry and trade show promotion, as well as packaging design services. We agreed to pay a $5,000 monthly retainer fee during the term of the agreement, which is through July 31, 2007. Certain additional services are billed to us separately. Additionally, we agreed to pay a flat fee of $4,000 per print ad campaign approved by us for development. This agreement is terminable on 90 days’ prior written notice. Marketing Matters also executed a non-disclosure Agreement and agreed to keep confidential our products, business, customers and methods of operation. Marketing Matters agreed not to perform its services for any products or services competing with our products or services.
     Also in July 2006, we entered into a separate agreement with SS Sales, to provide exclusive marketing and promotional services in the western United States and western Canada (the “Territory”) for our products. SS Sales will also provide advice, assistance and information on marketing our products in the automotive after-market, and will seek to recruit and establish a market with distributors, wholesalers and others. SS Sales will be paid a commission equal to 5% of the gross amount actually collected on contracts we enter into during the contract term for existing or future customers introduced by SS Sales in the Territory. The contact has a term of five years unless sooner terminated by either party on 30 days’ notice. In the event of termination SS Sales will be entitled to receive all commissions payable through the date of termination. SS Sales is owned by Nathan Shelton, one of the directors of the Company since February 12, 2007.
     In October 2006, we introduced our ECO ChargR and MAG ChargR products for use in motorcycles at the INERMOT motorcycle trade show in Cologne, Germany. In November 2006, we introduced our ECO ChargR and MAG ChargR products for use in automobiles and trucks at the SEMA convention in Las Vegas, Nevada.
     In recent months, we have also begun working with, and assisting, manufacturers of vehicles and engines to obtain EPA and CARB certification in the United States for the sale of their products. We assisted Shanghai Yide, a Chinese manufacturer of ATVs, in certification testing. At the request of Shanghai Yide, Olson Labs conducted vehicle certification tests in February and March 2007 on an ATV manufactured by Shanghai Yide, which was fitted with a combination of our ECO ChargR and CAT-MATE products. These tests were conducted as part of the application process by Shanghai Yide to obtain EPA and CARB approval for the sale of certain of its vehicles in the United States, not to prove that our ECO ChargR and CAT-MATE technologies were the decisive factor in allowing the ATV test to surpass EPA and CARB standards. The results of these tests met current compliance standards, as well as the future 2010 standards requirements, for both EPA and CARB, as follows:

Shanghai Yide 300cc ATV Certification Test Results

	THC	NOx	CO	THC+NOx
EPA Standard			35	1.5
CARB Standard	1.2		15
ECO ChargR and CAT-MATE	0.187	0.092	9.1985	0.279
% Below EPA			74%	81%
% Below CARB	84%		39%
     Manufacturing
     Subject to a right of refusal that Quadrant has to manufacture certain of our products, we intend to outsource the manufacture of all our products incorporating our ZEFS and MK IV technologies, as well as the magnets and housings used as components in those products. We believe that we will have a number of choices available for third-party manufacturers of our products.
     The manufacture of the magnets used in products incorporating our ZEFS or MK IV technologies requires a rare-earth metal, neodymium. Neodymium is readily available in China, at relatively stable prices.
     Although products incorporating the ELEKTRA technology remain in development, we currently intend to outsource the manufacture of any such products, as well as the components used in those products.
Competition
     The automotive and motor engine industry is highly competitive. We have many competitors in the United States and throughout the world developing technologies to make engines more environmentally friendly and fuel-efficient. Many of our competitors have greater financial, research, marketing and staff resources than we do. For instance, automobile manufacturers have already developed catalytic converters on automobiles in order to reduce emissions, but, as discussed above, this creates greenhouse gases and makes controlling emissions costly and complex. The industry has also proposed high-pressure fuel injection systems for gas and diesel applications but these modifications are extremely expensive. While we believe that our technologies have greater benefits, they may be unable to gain market acceptance. Furthermore, research and development throughout the world is constantly uncovering new technologies.
     Although we are unaware of any technologies that compete directly with our technologies, there can be no assurance that any unknown existing is, or future technology will be, superior to products incorporating our ZEFS and MK IV technologies, as well as any products we may produce incorporating the ELEKTRA technology. Our ZEFS and MK IV technologies provide, and we believe that the ELEKTRA technology may provide, the benefits of all of emission reductions, fuel efficiency and engine performance enhancement. There are competing products which provide one or more of the beneficial attributes of our ZEFS, MK IV and ELEKTRA technologies, but not all three benefits. Additionally, we believe that those competing products that show benefit in more than one area demonstrate greater benefit in only one area and provide only minimal improvements in other areas. This contrasts with the independent third-party testing of devices incorporating our ZEFS and MK IV technologies, which shows greater improvement in multiple areas. See “Independent Laboratory and Scientific Testing” and “RAND Report” above.
     Competing emissions reduction products are largely comprised of catalytic converters and alternative fuels. Catalytic converters are much more expensive than products incorporating our ZEFS and MK IV technologies, and are sensitive and subject to damage caused by the poor quality or adulteration of fuel commonly used in developing nations. In addition, while catalytic converters reduce emissions, they do not improve fuel efficiency or engine performance. Domestically, there are a large number of manufacturers and distributors of catalytic converters, such as Engelhart Inc., Dow Corning Inc., Delphi Corporation and Car Sound Exhaust System, Inc., among others. Internationally, most catalytic converters are manufactured and distributed by Engelhart Inc., Delphi Corporation and a large number of smaller businesses in a fragmented industry.
     Alternative fuels, such as hydrogen, electricity, liquid natural gas and ethanol, generally require more costly conversions and the fuels are not readily available, if at all, in most of the world.
     We are not aware of any other technology using magnetic, uniform electrical field fuel treatments or products based on such technology which has been proven to significantly improve fuel mileage. There are many products currently on the market that claim to increase fuel efficiency. We believe that the majority of these products have not undergone or provided independent scientific validation from a recognized third party, or testing at a certified laboratory. Fuel injection does improve fuel efficiency and performance, but is extremely expensive from the perspective of the developing nations of the world. Major domestic and international manufacturers and distributors of fuel injection systems include Delphi Corporation, Robert Bosch Corporation, Siemens Corporation, and a large number of smaller businesses in a fragmented industry.
     We are not aware of any other technology using magnetic, uniform electrical fiedl fuel treatments or products based on such technology which has been proven to significantly improve performance. There are many products which a consumer can purchase to increase overall performance. All of the most effective such products, including forced induction, nitrous oxide injection and exotic exhaust, are very expensive, increase emissions, reduce fuel efficiency and shorter the life of the engine. Major domestic and international manufacturers and distributors of performance-enhancing systems include Holley Performance Products, Inc., Nitrous Express Inc., Paxton Automotive Corporation, Eaton Corporation, Vortec Engineering LLC, Flowermaster, Inc., Hedman Manufacturing, Inc., Gibson Performance, Inc. and a large number of smaller businesses in a fragmented industry.
     Nonetheless, many of our competitors have greater financial, research, marketing and staff resources than we do. While we believe that our technology has greater benefits, it may be unable to gain market acceptance. Furthermore, research and development throughout the world is constantly uncovering new technologies. Although we are unaware of any technologies that compete directly with ours, there can be no assurance that any existing or future technology is or will be superior to products incorporating our ZEFS, MK IV or CAT-MATE technologies, or any products we may produce incorporating our ELEKTRA technology.
Government Regulation and Environmental Matters
     Our research and development activities are not subject to any governmental regulations that would have a significant impact on our business and we believe that we are in compliance with all applicable regulations that apply to our business as it is presently conducted. Our products, as such, are not subject to certification or approval by the EPA or other governmental agencies domestically or internationally. Instead, such agencies test and certify a sample engine fitted with our products. Depending upon whether we manufacture or license our products in the future and in which countries such products are manufactured or sold, we may be subject to regulations, including environmental regulations, at such time.
     U.S. Government Regulation
     We are currently pursuing EPA and CARB executive order exemptions for our products. These exemptions would signify that our products do not adversely affect vehicles emissions and would allow our products to be used on emissions control equipped on and off-road vehicles. We are also submitting our technologies to the EPA under the “511 Program” which was established in 1970 to evaluate new emissions and fuel saving technologies for cars and trucks. In April 2007, we made a formal request that the EPA consider our carbureted 4-stroke engine device as part of this program, even though there are few carbureted cars and trucks left on the road, because the EPA is tightening emissions regulation on motorcycle, utility and non-road vehicles. We believe that these applications are well suited for our technologies. We are unable to estimate the time it may take for the EPA to act upon our application or predict whether or not such application will be favorably received, especially considering that we are asking the EPA to amend its existing program.

     EU Regulation
     The current EU emissions standard for motorcycles is EURO 3, and for automobiles and trucks the emissions standard is EURO 4. Although there is not a EURO 4 standard for motorcycles currently, the current trend appears to be for stricter regulation. On the other hand, the automobile standard is currently moving towards adopting EURO 5 standards by 2009 and EURO 6 by 2014. These standards are difficult to attain and the automotive industry is spending billions of Euros to engineer solutions. European auto manufacturers are becoming increasingly at odds with the European Commission (“EC”), the body which evaluates the industry and makes regulatory standards recommendations to the EU, over CO2 emissions regulations.
     The CO2 emissions limits are currently a voluntary agreement between the EU and the auto manufacturers. The EU target is to reach an average CO2 emission of 120 g/km for all new passenger cars by 2012. However it has become increasingly clear that the voluntary agreement will not succeed. The average CO2 emissions per car have dropped only to 160 g/km in 2005, whereas the average was 186 g/km in 1995. Because of this, lawmakers have started considering regulation. In late 2005, the European Parliament passed a resolution in support of mandatory CO2 emissions standards to replace the current voluntary agreement. In late 2006, the EC announced that it was working on a proposal for a legally-binding limit CO2 emissions from cars. The EC is also proposing the doubling of the fuel efficiency of new cars by 2020.
     Currently the only accepted method for reducing a vehicle’s CO, THC and NOx emissions is catalytic converters, but this system converts these gases into largely CO2 and N2O, both GHGs. Therefore the lower the CO, THC and NOx output, the higher the CO2 production. The only remedy is increasing fuel efficiency and the automakers argue this is costly and results in small low-power vehicles which consumers will not want to buy.
Intellectual Property
     In December 1998, we acquired all of the marketing and manufacturing rights to the ZEFS technologies from the purported inventor of the technology in exchange for 5,000,000 shares of our common stock, $500,000 and $10 royalty for each unit sold. In November 2002, under our settlement with the bankruptcy trustee for the estate of the purported inventor and his wife, the trustee transferred all ownership and legal rights to an existing international patent application for the ZEFS MK I technology to us. In exchange for these rights, we issued to the bankruptcy trustee a warrant to purchase 500,000 shares of our common stock at $1.00 share and granted a $0.20 royalty on each device we sell.
     In May 2002, we settled a dispute with Kevin “Pro” Hart, who claimed proprietary rights to the ZEFS technologies. In November 2002, under our settlement with the bankruptcy trustee for the estate of Mr. Hart, the trustee assigned all ownership and legal rights to the international patent application for the ZEFS technology to us, in exchange for an option to purchase 500,000 shares of our common stock at $1.00 share and a $0.20 royalty on each device we sell. Mr. Hart died in March 2006. See “Part I, Item 3. Legal Proceedings” and Note 1 to Notes to Consolidated Financial Statements” below.
     The CAT-MATE technology was created by Adrian Menzell, a member of our research team in Australia. On August 20, 2003, Mr. Menzell filed preliminary Australian patent application #2004900192 for the CAT-FLAP device, a version of the CAT-MATE technology. This technology was enhanced and on June 4, 2004, Mr. Menzell filed preliminary Australian patent application #2004903000 for the CAT-MATE. On September 1, 2003, we had entered into an Assignment Agreement with Mr. Menzell, pursuant to which this technology was assigned to us in exchange for 20,000 shares of our common stock and a royalty of $.25 for each CAT-MATE device sold. On June 26, 2004, we received a deed of assignment from Mr. Menzell and each pending patent application was transferred to our name. Mr. Menzell previously served as a consultant to our company.

     ZEFS Patent Applications
     We obtained the patent application for the ZEFS MK I device [PCT/AU01/00585] originally filed in Australia on May 19, 2000. The International Filing Application for our ZEFS MK I technology was filed on May 21, 2001 (Official No. 10/275946) [PCT/AU01/00585] and modified as ZEFS MK II on July 9, 2003. On November 4, 2003 we filed for our ZEFS MK III (#2003906094). The United States Patent and Trademark Office issued a Notice of Allowance of Patent dated January 24, 2005 and the patent issued on June 7, 2005 for the ZEFS MK I device. The duration of the patent is 20 years from the date the original application was filed. Prior to the issuance of such patent, we relied solely on trade secrets, proprietary know-how and technological innovation to develop our technology and the designs and specifications for the ZEFS technology. Overall, we have applied for a patent on an international basis in approximately 64 countries worldwide.
     ZEFS MK I—Device For Saving Fuel and Reducing Emissions. This fuel saving device has a disk- like nonmagnetic body provided with a central opening and a number of permanent magnets having opposed polarities positioned about the central opening to provide multidirectional magnetic fields. The device is positioned in a fuel air mixture to reduce emissions.
     The following table summarizes the status of the ZEFS MK I patent application in the following countries:

Country	Number	Filing date	Status
Australia	2001258057	May 21, 2001	GRANTED
Bosnia & Herzegovina	BAP 021290A	May 21, 2001	Short Term Patent GRANTED. Application for Standard Patent Filed
Brazil	0111365-8	May 21, 2001	Examination requested September 5, 2003. Report expected mid-2007
Bulgaria	107391	May 21, 2001	Under examination – response filed
Canada (small entity status)	2409195	May 21, 2001	Examination requested April 2006
China	01809802.9	May 21, 2001	Under examination – response filed
Columbia	02115018	May 21, 2001	Examination requested July 23, 2004.
Croatia	P20020982A	May 21, 2001	GRANTED
Czech Republic	PV 2002-4092	May 21, 2001	Under Examination – response filed
Eurasian +++	200201237	May 21, 2001	GRANTED and VALIDATED in all member states
Europe ++	019331222.2	May 21, 2001	Awaiting examination
Georgia	4098/01-2002	May 21, 2001	GRANTED
Hong Kong	04100327.0	May 21, 2001	Automatic grant upon grant of the Chinese application
Hungary	P 03 01796	May 21, 2001	Examination requested April 2006.
India*	IN/PCT/2002/01523	May 21, 2001	Under Examination – response filed
Indonesia	WO0200202844	May 21, 2001	Registration Fee Paid – Awaiting Grant
Israel	152902	May 21, 2001	GRANTED
Korea [South]	2002-7015531	May 21, 2001	Examination requested May 2006
Japan	586731/2001	May 21, 2001	Examination to be requested by May 21, 2008
Mexico	PA/A/2002/011365	May 21, 2001	GRANTED
Morocco	PV/26.964	May 21, 2001	GRANTED
New Zealand	523113	May 21, 2001	GRANTED
Norway	20025531	May 21, 2001	Awaiting examination

Country	Number	Filing date	Status
Poland	P358837	May 21, 2001	Awaiting examination
Serbia	P-870/02	May 21, 2001	Examination requested December 2002
Singapore	93310 [WO 01/90562]	May 21, 2001	GRANTED
South Africa	2002/10013	May 21, 2001	GRANTED
Sri Lanka	12918	May 21, 2001	GRANTED
Trinidad & Tobago	TT/A/2002/00213	May 21, 2001	GRANTED
Ukraine	20021210144	May 21, 2001	GRANTED
United States	6901917	May 21, 2001	GRANTED
Vietnam	1-2002-01168	May 21, 2001	GRANTED

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
     ZEFS MK II—Device for Saving Fuel and Reducing Emissions. This fuel saving device similar to that of the MK I except that a central magnet can be provided in the opening and the peripheral magnets extend only partially through the depth of the body and stop short of the top wall to provide the option of moving the magnetic field further away from the base of the carburetor to increase the area of magnetic influence between the point of fuel atomization and the point of cessation of magnetic influence.
     The priority date is July 19, 2003 from Australian patent application 2003903626.
     The following table summarizes the status of the ZEFS MK II patent application in the following countries:

Country	Number	Filing date	Status
Taiwan	1236519	July 19, 2003	GRANTED
China	200480025660.X	July 15, 2004	Exam requested July 2006
Europe	04737571.2	July 15, 2004	Filed — Awaiting Examination
India	300/KOL NP/06	July 15, 2004	Under examination – acceptance/response due March 18, 2008
Indonesia	WO0200600441	July 15, 2004	Examination to be requested by July 15, 2007
Japan	Awaiting	July 15, 2004	Examination to be requested by July 15, 2007
United States	10/564747	July 15, 2004	Filed, awaiting examination
     ZEFS MK III—Emission Control Devices. This emission control device is particularly suited for fuel injection systems which has an elongate body formed with one or more channels and a number of permanent magnets is positioned in the channels. The device sits on a fuel rail.
     The priority date is November 4, 2003 from Australia patent application 2003906094.
     The following table summarizes the status of the ZEFS MK III patent application in the following countries:

Country	Number	Filing date	Status
Thailand China	095155 200480039739.8	November 3, 2004 November 4, 2004	Examination to be requested by September 2010 Examination requested October 2006
Japan	Awaiting Number	November 4, 2004	Examination to be requested by November 3, 2007
United States	10/578311	November 4, 2004	Application filed – awaiting examination
Europe	04796967.0	November 4, 2006	Application filed – awaiting examination
     MK IV Patent Applications
     Device for Saving Fuel and Reducing Emissions. This device is similar to the Mark 1 device but uses stacked magnets.
     The following table summarizes the status of the MK IV patent application in the following countries:

Country	Number	Filing date	Status
Taiwan	95115220	April 28, 2006	Examination due by April 29, 2009
Thailand	0601001997	May 2, 2006	Application filed - awaiting examination
Malaysia	PI 20062013	May 2, 2006	Examination due by May 2, 2008
PCT	PCT/AU2006/000861	June 20, 2006	Demand for IPE filed – IPRP favorable.
     The priority date is June 21, 2005 from Australian patent application 2005903248.
     Under the terms of the Paris Convention, the Australian patent application provided “cover note” type protection for 12 months (i.e. until June 21, 2006) in all countries that are party to the Paris Convention, including all the major economies. An International Patent Application (“PCT Application”) was filed to continue the protection in a number of countries which are signatories to the Patent Co-operation Treaty (the “PCT”). The PCT is an international agreement which provides for a single filing to have simultaneous effect in a number of member countries. A single search is conducted and the results of the search as well as a copy of the description and the claims are communicated to each of the countries in which a patent is sought. The national patent offices in each of the countries concerned subsequently process the PCT Application as a national patent application, making use of the PCT search results. The filing of the PCT Application by the Company extends the protection in all 133 signatory countries of the PCT until at least December 21, 2008.
     Additional national patent applications are due by December 21, 2007. The Company’s ability to make these filings in a timely manner is dependent, in part, on its financial resources. See “Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources”.
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

Country	Number	Filing date	Status
Australia	2004312099	December 23, 2004	Examination to be requested by December 2009
Canada	2559287	December 23, 2004	Examination to be requested by December 2009
China	200480042295.3	December 23, 2004	Examination requested December 2006
Europe	04802122.4	December 23, 2004	Application filed - awaiting examination
Indonesia	WO0200602208	December 23, 2004	Examination to be requested by December 2007
Japan	2006-548033	December 23, 2004	Examination to be requested by December 2007
Korea	2006-7016017	December 23, 2004	Examination Due by December 23, 2009
Mexico	PA/a/2006/007863	December 23, 2004	Application filed – awaiting examination
Malaysia	PI20050041	January 6, 2005	Examination to be requested by January 2010
New Zealand	548993	December 23, 2004	Application filed – awaiting examination.
Thailand	096762	January 4, 2005	Examination to be requested by January 2010
Taiwan	93140533	December 24, 2004	Examination to be requested by December 2007
United States	N/A		Application filed – awaiting examination.
     The priority date is January 16, 2004 from Australian patent application 2004900192.
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
     Method and Apparatus for Treatment of a Fluid (Temple University). This is an apparatus for the magnetic treatment of oils to improve viscosity. Under the 2004 License Agreement with Temple University, we have filed the following patent applications, at our sole expense and for the benefit of Temple University, in order to secure rights to license this technology in these countries:

Country	Number	Filing date	Status
GCC*	GCC/P/2005/5066	August 22, 2005	Application filed – awaiting examination.
Brazil	0510871-3	May 13, 2005	Examination to be requested by May 2008
Canada	2566739	May 13, 2005	Examination to be requested by May 2010
China	200580023369.3	May 13, 2005	Examination to be requested by May 2007
Algeria	060593	May 13, 2005	Application filed – awaiting examination
Eurasia**	200602114	May 13, 2005	Application filed – awaiting examination
Egypt	PCT 1087/2006	May 13, 2005	Application filed – awaiting examination
United Kingdom	0624025.3	May 13, 2005	Application filed – awaiting examination
Indonesia	WO0200603429	May 13, 2005	Application filed – awaiting examination
Mexico	PA/a/2006/013206	May 13, 2005	Application filed – awaiting examination
Norway	20065632	May 13, 2005	Application filed – awaiting examination
United States	11/519168	May 13, 2005	Application filed – awaiting examination

*	The GCC application covers Kuwait, Oman, Qatar, Saudi Arabia, the United Arab Emirates, and Bahrain.

**	This application is in the name of Temple University of the Commonwealth System of Higher Education.
     The priority date is May 14, 2004 from Australian patent application 2004902563.
     Trademarks
     We have also filed two applications for trademark protection for CAT-MATE, both in respect of goods as follows:
Class 7: Devices to reduce noxious exhaust emissions from combustion engines; devices positioned in the exhaust flow of an exhaust of a combustion engine and to reduce pollutants in the exhaust; devices to radiate or transmit heat to a catalytic converter in an exhaust system; devices to radiate or transmit heat to a catalytic converter in an exhaust system and which absorbs the heat from the exhaust gasses and reradiates the heat to the catalytic converter in the exhaust system; all the foregoing being for petrol or diesel engines.

Country	Number	Filing Date	Status	Renewal
Australia	1008291	June 25, 2004	Registered	June 25, 2014
Madrid*	858359	December 21, 2004	Registered	December 21, 2014

*	The Madrid Protocol application designated the following countries: United States, China, European Union, Japan, Korea and Singapore.

We have filed applications for trademark protection for ECO ChargR in respect of the following goods in the countries listed in the table below:
Class 7: Devices to treat fuel in combustion engines; devices positioned in the fuel train of a combustion engine to reduce pollutants in the exhaust and maximize efficiency of combustion; magnetic fuel treatment devices including in-line treatment devices; fuel treatment devices utilizing magnets; all the foregoing being for petrol or diesel engines.

Country	Number	Filing Date	Status	Renewal
Australia	1121860	July 4, 2006	Application Allowed
Canada	Awaiting number
Indonesia	D00 2007 000330	January 4, 2007	Awaiting examination
Madrid *	Awaiting number
Malaysia	Awaiting number
Thailand	Awaiting number
Taiwan	Awaiting number

*	The Madrid Protocol application designated the following countries: United States, China, European Union, Japan, Korea, Singapore and Vietnam.
The priority date is July 4, 2006 from Australian trade mark application no. 1121860
     We have filed applications for trademark protection for MAG ChargR in respect of the following goods in the countries listed in the table below:
Class 7: Devices to treat fuel in combustion engines; devices positioned in the fuel train of a combustion engine to reduce pollutants in the exhaust and maximize efficiency of combustion; magnetic fuel treatment devices including in-line treatment devices; fuel treatment devices utilizing magnets; all the foregoing being for petrol or diesel engines..

Country	Number	Filing Date	Status	Renewal
Australia	1121864	July 4, 2006	Application Allowed
Canada	Awaiting number
Indonesia	D00 2007 000331	January 4, 2007	Awaiting examination
Madrid *	Awaiting number
Malaysia	Awaiting number
Thailand	Awaiting number
Taiwan	Awaiting number

*	The Madrid Protocol application designated the following countries: United States, China, European Union, Japan, Korea, Singapore and Vietnam.
     The priority date is July 4, 2006 from Australian trademark application no. 1121864.
     We have filed a trademark application for STWA PERFORMANCE, as listed below for the following goods:
     Class 7: Devices to reduce noxious exhaust emissions from combustion engines, namely inline valves, inline throttling valves, inline baffles and catalytic converter heaters; devices positioned in the exhaust flow of a combustion engine and to reduce pollutants in the exhaust, namely inline valves, inline throttling valves, inline baffles and catalytic converter heaters; devices to radiate or transmit heat to a catalytic converter in an exhaust system, namely inline valves, inline throttling valves, inline baffles and catalytic converter heaters; devices to radiate or transmit heat to a catalytic converter in an exhaust system and which absorbs the heat from the exhaust gases and reradiates the heat to the catalytic converter in the exhaust system, namely inline valves, inline throttling valves, inline baffles and catalytic converter heaters; all the foregoing being for petrol or diesel engines; devices to treat fuel in combustion engines; devices positioned in the fuel train of a combustion engine to reduce pollutants in the exhaust and maximize efficiency of combustion; magnetic fuel treatment devices including in-line treatment devices; fuel treatment devices utilizing magnets; all the foregoing being for petrol or diesel engines.

Country	Number	Filing Date	Status
Australia	1140033	October 11, 2006	Awaiting examination
     Non-Disclosure Agreements
     To further protect our intellectual property, we have entered into agreements with certain employees and consultants, which limit access to, and disclosure or use of, our technology. There can be no assurance, however, that the steps we have taken to deter misappropriation of our intellectual property or third party development of our technology and/or processes will be adequate, that others will not independently develop similar technologies and/or processes or that secrecy will not be breached. In addition, although management believes that our technology has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that our technology does not and will not so infringe or that third parties will not assert infringement claims against us in the future. Management believes that the steps they have taken to date will provide some degree of protection, however, no assurance can be given that this will be the case.
Employees
     As of December 31, 2006, we had 14 full-time employees and three part-time employees. As of such date, we also utilized the services of one full-time consultant in our research and consulting facility in Australia and three additional part-time consultants to assist us with various matters, including marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.
Risk Factors
     We have just begun to generate revenues, we have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.
     We generated our first revenues from operations in late 2006 and, accordingly, we have incurred net losses every year since our inception in 1998. For the fiscal years ended December 31, 2006 and 2005, we had net losses of $10,181,523 and $3,115,186, respectively. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our securities, including equity and debt. Although we generated our first revenues in late 2006, we anticipate net losses and negative cash flow to continue for the foreseeable future until such time as our products are brought to market in sufficient amounts to offset operating losses. As planned, we have significantly expanded both our research and development efforts, and our sales and marketing efforts, during the past year. Consequently, we will need to generate substantial additional funds, from a combination of revenue and external financing activities, to fund our operations. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our ZEFS, MK IV and CAT-MATE technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

     Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
     In their report dated May 15, 2007, our independent auditors stated that our consolidated financial statements for the year ended December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring negative cash flows from operations and accumulated deficit. We had an accumulated deficit of approximately $30,427,597 as of December 31, 2006. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.
     Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.
     We have not generated positive cash flow from operations and have relied on external sources of capital to fund operations. We had $244,228 in cash at December 31, 2006 and negative cash flow from operations of $5,197,587 for the year ended December 31, 2006.
     We currently do not have credit facilities available with financial institutions or other third parties, and historically have relied upon best efforts third-party funding. Though we have been successful at raising capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future best-efforts financing endeavors. We will need to continue to rely upon financing from external sources to fund our operations for the foreseeable future. If we are unable to raise sufficient capital from external sources to fund our operations, we may need to curtail operations.
     We will need substantial additional capital to meet our operating needs, and we cannot be sure that additional financing will be available.
     As of December 31, 2006 and thereafter, our expenses ran, and are expected to continue to run, at a “burn rate” of approximately $550,000 per month, which amount could increase during 2007. We are not currently able to fund operations on a current basis, and we will require substantial additional capital in order to operate. In order to fund some our capital needs, we conducted private offerings of our securities in early 2006 and in early 2007. The net proceeds of these offerings have been exhausted. We also established what is generally referred to as an equity line of credit of up to $10,000,000 with Dutchess Private Equity Fund, LLP (“Dutchess”), under which we may put shares of our common stock to Dutchess for sale into the marketplace and receive the proceeds of these sales. From November 6, 2006 through December 31, 2006, we raised $380,095 gross proceeds from such puts, and between January 1, 2007 and May 9, 2007, we raised an additional $699,591 gross proceeds from such puts. Almost all of the proceeds of those puts have been exhausted. We will need to rely substantially on additional puts from the equity line of credit unless and until we can arrange additional interim or permanent financings. Reliance on the equity line of credit could create downward pressure on the price of our common stock and is dilutive to our existing shareholders. While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that the equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected. Additionally risks specifically relating to our equity line of credit with Dutchess are set forth at the end of this section.
     We will need additional capital to repay certain short-term debt as it matures.
     We issued an aggregate $1,225,000 principal amount of convertible notes to Morale Orchards, LLC in December 2006 and January 2007, of which $612,500 is due in December 2007 and $612,500 is due in January 2008. In addition, we also issued an aggregate $400,000 principal amount of convertible subordinated notes due November 2007 and December 2007 to certain investors.

     Due to the Company’s limited capital resources, management cannot predict with certainty that there will be cash available to repay these obligations, and other obligations, on their respective maturity dates. If we do not raise adequate funds, we would be unable to repay these obligations as they mature during the next twelve months and we could default on such obligations.
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
     Our business strategy is to develop, manufacture and market products incorporating our ZEFS and MK IV technologies, and, to a lesser extent, our CAT-MATE technology. We also intend to develop, manufacture and market products incorporating the ELEKTRA technology. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:
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
     The commercial viability of the ZEFS and CAT-MATE technologies remains largely unproven and we may not be able to attract customers.
     Despite the fact that have entered into various distribution agreements and made some initial sales of our products to distributors, to the best of our knowledge, no consumer or automobile manufacturer has used the products incorporating the ZEFS or CAT-MATE technologies to reduce motor vehicle emissions to date. Accordingly, the commercial viability of our devices is not known at this time. If commercial opportunities are not realized from the use of products incorporating the ZEFS and CAT-MATE technologies, our ability to generate revenue would be adversely affected. There can be no assurances that we will be successful in marketing our products, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of our products will significantly and negatively impact our financial condition.

     RAND Corporation has raised questions about the scientific basis and testing results of the ZEFS and CAT-MATE technologies.
     On April 27, 2007, RAND issued its final report on our ZEFS and CAT-MATE technologies. In that report, RAND opined that the application of magnetic fields has not been shown in scientific literature to lower the viscosity of automotive fuels. RAND concluded, among other things, that we would need to conduct further laboratory studies and in-use testing to determine the effectiveness of our ZEFS technology in reducing pollutants and increasing fuel efficiency in gasoline and diesel-powered vehicles.
     Additionally, RAND’s analysis of the third-party laboratory testing we previously had undertaken found at best mixed results from these tests, and therefore RAND could not confirm the effectiveness of our ZEFS technology in actual use. The RAND report said the existing technical literature does not contain credible reports that the application of magnetic fields to either gasoline or diesel fuel oil will reduce the viscosities of these automotive fuels.
     The impact of the RAND report on our ability to continue to sell our products is unknown at this time. However, if distributors or purchasers of our products, or governments, develop reservations about the effectiveness of our products as a result of the RAND report, or otherwise, it would likely have a material adverse impact on our ability to sell our products and generate revenue.
     The commercial viability of the ELEKTRA technology remains largely unproven and we may not be able to attract customers.
     To the best of our knowledge, no consumer or automobile manufacturer has used the products incorporating the ELEKTRA technology to reduce motor vehicle emissions to date. Accordingly, the commercial viability of our devices are not known at this time. If commercial opportunities are not realized from the use of products incorporating the ELEKTRA technology, our ability to generate revenue would be adversely affected. There can be no assurances that we will be successful in marketing our products, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of our products will significantly and negatively impact our financial condition.
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

     We need to outsource and rely on third parties for the manufacture, sales and marketing of our products, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.
     We do not have the required financial and human resources or capability to manufacture, market and sell our products. Our business model calls for the outsourcing of the manufacture, and sales and marketing of our products in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position and the profitability of our business. Accordingly, we must enter into agreements with other companies that can assist us and provide certain capabilities that we do not possess. We have entered into certain distribution agreements, but we may not be successful in entering into additional such alliances on favorable terms or at all. Even if we do succeed in securing additional distribution agreements, we may not be able to maintain them. Furthermore, any delay in entering into agreements could delay the development and commercialization of our products and reduce their competitiveness even if they reach the market. Any such delay related to our existing or future agreements could adversely affect our business.
     We do not currently have an agreement in place for the manufacture of products incorporating our ZEFS or MK IV technologies, although Quadrant has a right of first refusal for the manufacture of such products. Although we presently intend to have products incorporating our CAT-MATE technology manufactured by Kwong Kee in China , we do not yet have an agreement in place for the manufacture of products incorporating our CAT-MATE technology.
     If any party to which we have outsourced certain functions fails to perform its obligations under agreements with us, the development and commercialization of our products could be delayed or curtailed.
     To the extent that we rely on other companies to manufacture, sell or market our products, we will be dependent on the timeliness and effectiveness of their efforts. If any of these parties do not perform its obligations in a timely and effective manner, the commercialization of our products could be delayed or curtailed because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own.
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
     A large portion of our expenses, including expenses for our facilities, equipment and personnel, is relatively fixed and not subject to significant reduction. In addition, we expect our operating expenses will continue to increase significantly in 2007 as we further increase our research and development, production and marketing activities, among other activities. Although we expect to generate revenues from sales of our products in future periods, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

     Nondisclosure agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.
     In order to protect our proprietary technology and processes, we rely in part on nondisclosure agreements with our employees, licensing partners, consultants, agents and other organizations to which we disclose our proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. Since we rely on trade secrets and nondisclosure agreements, in addition to patents, to protect some of our intellectual property, there is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.
     The manufacture, use or sale of our current and proposed products may infringe on the patent rights of others, and we may be forced to litigate if an intellectual property dispute arises.
     If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:
•	incur substantial monetary damages;

•	encounter significant delays in marketing our current and proposed product candidates;

•	be unable to conduct or participate in the manufacture, use or sale of product candidates or methods of treatment requiring licenses;

•	lose patent protection for our inventions and products; or

•	find our patents are unenforceable, invalid, or have a reduced scope of protection.
     Parties making such claims may be able to obtain injunctive relief that could effectively block our ability to further develop or commercialize our current and proposed product candidates in the United States and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm the company. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by the Company to operate its business.
     We may face costly intellectual property disputes.
     Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technologies and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Our pending patent applications, specifically patent rights of the MK IV and CAT-MATE technologies, may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Patents we have received for our ZEFS technologies, and which we may receive, may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.
     We are involved in a patent infringement suit brought by our former sole director and executive officer.
     In April 2005, Jeffrey A. Muller, the Company’s former sole director and executive officer, filed a complaint against us seeking declaratory and injunctive relief and alleging unfair competition in connection with a claimed prior patent interest in the ZEFS technologies. Mr. Muller is seeking to have the patent rights in the ZEFS technologies that were previously transferred to us by Mr. Muller’s bankruptcy trustee declared null and void. This is but one of several claims that have been litigated over a number of years between Mr. Muller and us. While we believe that we have valid claims and defenses, there can be no assurance that an adverse result or outcome in the pending litigation would not have a material adverse effect on our business prospects, financial position and cash flow.
     We may not be able to attract or retain qualified senior personnel.
     We believe we are currently able to manage our current business with our existing management team. However, as we expand the scope of our operations, we will need to obtain the full-time services of additional senior management and other personnel. Competition for highly-skilled personnel is intense, and there can be no assurance that we will be able to attract or retain qualified senior personnel. Our failure to do so could have an adverse effect on our ability to implement our business plan. As we add full-time senior personnel, our overhead expenses for salaries and related items will increase from current levels and, depending upon the number of personnel we hire and their compensation packages, these increases could be substantial.
     If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve profitability.
     Our future success is substantially dependent on the efforts of our senior management, particularly Bruce McKinnon, our President and Chief Executive Officer, and John Bautista, our Chief Operating Officer. The loss of the services of members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel, including consultants. There is intense competition among specialized automotive companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit key marketing, scientific and technical personnel, the growth of our business could be substantially impaired. We do not maintain key man insurance for any of these individuals.
     We expect to incur increased costs under the Sarbanes-Oxley Act of 2002.
     As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the SEC, have imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Although, under proposed rules issued by the SEC in July 2006, we will not be required to evaluate how to document and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC until our Annual Report on Form 10-KSB for the year ended December 31, 2007, effective disclosure controls and procedures and internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud generally. We must begin to implement proper procedures significantly in advance of this date and will incur significant up-front expenses to do so. If we are unable to achieve and maintain adequate disclosure controls and procedures and internal controls, our business and operating results could be harmed.
     Changes in stock option accounting rules may adversely affect our reported operating results, our stock price, and our ability to attract and retain employees.
     In December 2004, the Financial Accounting Standards Board (“FASB”) published new rules that will require companies such as us to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As required by FASB, we adopted these rules effective January 1, 2006. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants after the new rules apply to us, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future consolidated financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. In addition, reducing our use of stock plans as an incentive for and a reward to our officers, directors and employees, could result in a competitive disadvantage to us in the employee marketplace.
     Currently, there is only very limited trading in our stock, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.
     The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company engaged in a high risk business which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that can generate or influence daily trading volume and valuation. Should we even come to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous trading without negatively impacting our share price. We cannot provide any assurance that a broader or more active public trading market for shares of our common stock will develop or be sustained. Due to these conditions, we cannot give any assurance that shareholders will be able to sell their shares at or near bid prices or at all.
     The market price of our stock is volatile.
     The market price for our common stock has been volatile during the last year, ranging from a closing bid price of $0.57 on December 18, 2006 to a closing bid price of $4.74 on March 13, 2006, and a closing bid price of $0.56 on May 9, 2007. Additionally, the bid price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including:
•	developments with respect to patents or proprietary rights;

•	announcements of technological innovations by us or our competitors;

•	announcements of new products or new contracts by us or our competitors;

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

•	changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates;

•	conditions and trends in our industry;

•	new accounting standards;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this Memorandum.

     Substantial sales of common stock could cause our stock price to fall.
     In the past year, there have been times when average daily trading volume of our common stock has been extremely low, and there have been many days in which no shares were traded at all. At other times, the average daily trading volume of our common stock has been high. If all of the shares we registered with the SEC are issued by us under the equity line of credit, an additional 7,000,000 shares of our common stock will be able to be freely sold on the market. Because of the limited trading volume, the sudden release of up to 7,000,000 additional freely trading shares onto the market, or the perception that such shares will or could come onto the market, could have an adverse affect on the trading price of our stock. No prediction can be made as to the effect, if any, that sales of the shares that we may issue under the equity line of credit, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.
     Potential issuance of additional shares of our common stock could dilute existing stockholders.
     We are authorized to issue up to 200,000,000 shares of common stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby.
     There are 7,000,000 shares underlying our equity line of credit, which shares we have registered with the SEC, and the sale of these shares could depress the market price of our common stock.
     The sale by Dutchess into the public market of up to 7,000,000 shares we have registered under our equity line of credit with Dutchess could depress the market price of our common stock. As of September 20, 2006, shortly before we filed a registration statement (the “Dutchess Registration Statement”) with the SEC, we had 39,317,619 shares of common stock issued and outstanding and the closing bid price of our common stock on the OTC Bulletin Board was $1.46. From November 6, 2006 through May 1, 2007, Dutchess sold, at our request, an aggregate 1,572,507 shares of our common stock under the equity line of credit. As of May 9, 2007, we had 41,196,180 shares of common stock issued and outstanding and the closing bid price of our common stock on the OTC Bulletin Board was $0.56. Of course, stock price is influenced by many factors other than sales of our stock by Dutchess.
     Assuming we utilize the maximum amount available under the equity line of credit, existing shareholders could experience substantial dilution upon the issuance of shares to Dutchess.
     Our equity line of credit with Dutchess contemplates the potential future issuance and sale of up to $10,000,000 of our common stock to Dutchess subject to certain restrictions and obligations. The following is an example of the number of shares that could be issued at various prices assuming we utilize the maximum amount available under the equity line of credit. These examples assume issuance at a market price of $1.46 per share, which was the closing bid price of our common stock on September 20, 2006 and at 10%, 25% and 50% below $1.46 per share. However, the closing bid price of our common stock on April 30, 2007 was $0.74, meaning that based on current stock prices even more shares of our common stock would now have to be issued to Dutchess for the same dollar amount we draw down under the equity line of credit than in the examples given in the below table.
     The following table should be read in conjunction with the text above and the footnotes immediately following the table:

Percent below				Percent of
current market	Price per share	Number of shares	Shares	outstanding
price	(1)	issuable (2)	outstanding (3)	shares (4)
0%	$1.4162	7,061,150	46,378,769	15.22%
10%	$1.2746	7,845,599	47,163,218	16.63%
25%	$1.0622	9,414,423	48,732,042	19.32%
50%	$0.7081	14,122,299	53,439,918	26.43%

(1)	Represents purchase prices equal to 97% of $1.46 and potential reductions of 10%, 25% and 50%.

(2)	Represents the number of shares issuable if the entire $10,000,000 remaining commitment under the equity line of credit was drawn down at the indicated purchase prices. Since only 7,000,000 shares of our common stock are being registered by us at this time, we would have to file another registration statement and have it declared effective by the SEC in order to make additional drawdowns resulting in the issuance of more than the 7,000,000 shares of common stock being registered hereunder.

(3)	Based on 39,317,619 shares of common stock issued and outstanding as of September 20, 2006.

(4)	Percentage of the total outstanding common stock after the issuance of the shares indicated, without considering the 4.99% contractual restriction on the number of shares that Dutchess may own at any point in time or other restrictions on the number of shares we may issue.
     The lower the stock price, the greater the number of shares issuable under the equity line of credit, which could contribute to the future decline of our stock price and dilute existing shareholders’ equity and voting rights.
     The number of shares that Dutchess will receive under its agreement with us is calculated based upon the market price of our common stock prevailing at the time of each drawdown request, or put. The lower the market price, the greater the number of shares issuable under the agreement. Upon issuance of the shares, to the extent that Dutchess will attempt to sell the shares into the market, these sales could further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the agreement. This could lead to lower market prices and a greater number of shares to be issued. A larger number of shares issuable at a discount in a declining market could expose our shareholders to greater dilution and a reduction of the value of their investment. As of May 9, 2007, we had issued 1,601,907 shares of our common stock to Dutchess under the equity line of credit and had received $1,079,686 gross proceeds from Dutchess under the equity line of credit.
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
     Thereafter, in July 2006, we acquired two additional offices comprising approximately 250 square feet, and additional parking spaces, for which we pay KZG an additional $964 per month in additional rent.
     Bruce H. McKinnon, our President, Chief Executive Officer and a director, is an owner of KZG. Management believes that the terms of the lease with KZG are no less favorable than what we would have had to pay for equivalent space and comparable services with an unaffiliated party.
     Our engineering, production and testing facility is located in Morgan Hill, California. The lease for this facility was entered into on September 1, 2005 and amended on February 1, 2006. The term is for two years, expiring on August 31, 2007. The base rent is $4,160 per month for approximately 5,600 square feet of office and industrial usage space, and is renewable, at our option, for two additional years at the then prevailing market rate. We believe that this space is adequate for our current and planned engineering, production and testing activities.
     Our research and development facility located in Queensland, Australia is leased. We entered into the lease for this facility on November 15, 2003 for a term of two years, and extended the lease on a month-to-month basis thereafter until March 14, 2006. The rent during this period was AUD $1,292 (approximately US $1,018 at December 31, 2006) per month. On March 14, 2006, we entered into a new lease for this facility for a term of two years commencing March 15, 2006 at a rent of AUD $1,462 (approximately US $1,152 at December 31, 2006). Upon the termination of the term of the lease, we have the option to renew the lease up to two times, each for an additional two-year term, at an increase over the base rent of the greater of 5% or the increase in the annual consumer price index in Australia. We are in the process of closing down this facility.
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
     In Australia, Mr. Muller entered into a bankruptcy action seeking to overcome our claims for ownership of the ZEFS device. In conjunction with these litigation proceedings, a settlement agreement was reached with the bankruptcy trustee whereby the $10 per unit royalty previously due to Mr. Muller under his contested Buy-Sell Agreement was terminated and replaced with a $0.20 per unit royalty payable to the bankruptcy trustee. On November 7, 2002, under a settlement agreement executed with Mr. Muller’s bankruptcy trustee, the trustee transferred to us all ownership and legal rights to this international patent application for the ZEFS device.
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
     Mr. Muller subsequently filed a Notice of Appeal from the Judgment resulting from this decision to the Second Circuit Court of Appeals in New York. The clerk of the Court recently issued an Order dismissing this appeal.
     In response to the November 16, 2005 decision by the Court, Mr. Muller filed a motion seeking to set aside the Decision and Order of the Court. On March 31, 2006, the Court issued a Decision and Order denying Mr. Muller’s Motion to set aside the Decision on Summary Judgment issued against Mr. Muller on November 16, 2005.
     On October 27, 2006, Magistrate Judge Frank Maas, Federal District Court of the Southern District of New York, issued an order granting summary judgment in favor of the Company. The ruling provided that all shares, options and any other obligations allegedly owed by the Company to Mr. Muller were to be disgorged. The ruling also confirmed an earlier decision issued on November 16, 2005 in favor of the SEC holding Mr. Muller liable for $7.5 million in actual damages, imposing a $100,000 fine and barring Mr. Muller from any involvement with a publicly traded company for 20 years. With prejudgment interest, this ruling brings the actual damages against Muller to over $9 million. Additionally, the Court further clarified that the scope of its previous disgorgement order required the disgorgement of any shares of the Company’s stock that Mr. Muller or any of his nominees directly or indirectly own or control. The Company has taken action to cancel over 3.6 million shares which had been issued to the offshore companies.
     The Court also confirmed the appropriateness of an action previously taken by the Company to acquire the patent rights and to consolidate the manufacturing, marketing and distribution rights with its ownership of all rights to the existing patents.
     Finally, the Court ruled that Mr. Muller had no claim to an alleged $500,000 debt owed to him while the damages of over $9 million remain unpaid. The Court also ruled that other assets that were transferred by Mr. Muller to members of his family through various offshore corporations were also to be disgorged. Because the Court left unresolved an issue concerning claims against one Muller family member, the Company sought a modification of the Order. On February 8, 2007, Judge Maas issued an Amended Order which concluded that all of the shares of the Company’s stock held by Mr. Muller or any of his nominees directly or indirectly owned or controlled were to be recaptured by the Company and were subject to disgorgement and forfeiture. With this modification of the October 27, 2007 ruling, this order provides the complete relief requested by the Company in its motion for summary judgment.
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
     On January 25, 2006, Mr. Muller’s complaint, filed in the California District Court and transferred to the Federal Court in the Southern District of New York, was assigned to Judge George B. Daniels. That Complaint is currently pending, however, the issues raised in this Complaint arise from the same claims already decided by the Court in its February 8, 2007 Amended Order. The Company plans to file a request to dismiss the pending Complaint on several grounds, including that the claims sought to be litigated in this latter complaint has been included within the Summary Judgment Motions decided against Mr. Muller, his nominees and assignees. While we believe that we have valid claims and defenses, there can be no assurance that an adverse result or outcome on the pending motions or a trial of this case would not have a material adverse effect on our financial position or cash flow.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters
     Through February 1, 2006, our common stock was traded on the Pink Sheets under the symbol “ZERO”. Effective February 2, 2006, our common stock is quoted on the Over the Counter Bulletin Board (the “OTCBB”). The following table sets forth the high and low bid prices of the Company’s common stock for the quarters indicated as quoted on the Pink Sheets or the OTCBB, as applicable, as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2005		2006
	High	Low	High	Low
First Quarter	$1.50	$0.80	$5.00	$0.56
Second Quarter	$1.25	$0.80	$3.13	$1.45
Third Quarter	$1.15	$0.60	$2.74	$1.11
Fourth Quarter	$1.05	$0.70	$1.65	$0.55
     According to the records of our transfer agent, we had 1,040 stockholders of record of our common stock at May 9, 2007. The Company believes that the number of beneficial owners is substantially higher than this amount.
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
Issuances of Unregistered Securities in Last Fiscal Year
     Bridge Notes
     In late 2005 and early 2006, we conducted an offering (the “Bridge Offering”) and sold an aggregate $1,075,000 principal amount of our 9% convertible subordinated notes (the “Bridge Notes”) and issued warrants (“Bridge Warrants”) to purchase up to 2,303,568 shares of our common stock at $1.00 per share, to certain investors. Net proceeds to us from the sale of the Bridge Notes were $935,250. All of the Bridge Notes were converted voluntarily during 2006 by the holders of the Bridge Notes into 1,535,715 shares of our common stock (the “Bridge Shares”), at a conversion price of $0.70 per share, on or prior to the maturity date of the Bridge Notes on May 31, 2006.
     Overseas Offering
     In April, 2006, we conducted an offering (the “Overseas Offering”) and sold 473,000 shares of our common stock at $1.56 per share and issued warrants to purchase up to 118,250 shares of our common stock at an exercise price of $2.60 per share, to two overseas investors. We raised $737,881 gross proceeds ($667,803 net proceeds) in this offering.
     2006 PIPE Offering
     In May 2006, we conducted an offering (the “PIPE Offering”) and sold 873,018 shares of our common stock (the “PIPE Shares”) at $1.89 per share and issued warrants (the “PIPE Warrants”) to purchase up to 436,511 shares of our common stock at $2.70 per share, through our exclusive placement agent, Spencer Clarke LLC (“Spencer Clarke”). We raised $1,650,009 gross proceeds ($1,435,508 net proceeds) in the PIPE Offering.
     On June 28, 2006, we filed a registration statement to register the Bridge Shares and the PIPE Shares, and the shares of our common stock issuable upon exercise of the Bridge Warrants, the PIPE Warrants and warrants issued to Spencer Clarke for various investment banking and other related services, including services in connection with the Bridge Offering, the Overseas Offering and the PIPE Offering. The registration statement was declared effective by the SEC on July 24, 2006.
     Other Issuances
     During the year ended December 31, 2006, convertible notes in the amount of $2,576,379 of our previously issued and outstanding Investor Notes were converted to 3,680,540 shares of common stock, at a conversion rate of $0.70 per share. In addition, $3,707 of accrued interest was converted to 5,296 shares of common stock, at a conversion rate of $0.70 per share. The Company did not receive any proceeds in connection with the conversion of the Investor Notes.
     During the year ended December 31, 2006, individuals exercised outstanding warrants to purchase 2,328,452 shares of common stock for gross and net proceeds of $1,623,327.
     Morale Orchards Transaction
     On December 5, 2006, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Morale Orchards, LLC (“Morale”). The entire equity interest in Morale is beneficially owned by Leodis Matthews, who serves as the Company’s litigator through his law firm. The Note Purchase Agreement provides that Morale will purchase the Company’s one-year Convertible Promissory Notes in the aggregate face amount of $1,225,000 (the “Morale Notes”), and five-year Warrants (the “Morale Warrants”) to purchase shares of our Common Stock at prices ranging from $0.70 to $0.85 per share. The aggregate purchase price for the Morale Notes and Morale Warrants is $1,000,000. Therefore, while the stated interest on the Morale Notes is 0%, the actual interest rate is 22.5% because the Morale Notes are being purchased at a discount from their face amount.
     Pursuant to the terms of the Note Purchase Agreement, Morale purchased one Morale Note in the principal amount of $612,500 on December 5, 2006, for which it paid $500,000 and purchased the other Morale Note in the principal amount of $612,500 on January 10, 2007, for which it paid $500,000.
     Each of the Morale Notes is convertible into shares of our Common Stock at a per share conversion price initially equal to the closing price of a share of our Common Stock on the trading day prior to the date of issuance of such Morale Note. The conversion right is exercisable during the period commencing 90 days prior to the maturity of each Morale Note. Concurrently with the issuance of a Morale Note, for no additional consideration, Morale will acquire Morale Warrants to purchase a number of shares of our Common Stock equal to 50% of the number of shares of our Common Stock initially issuable on conversion of the associated Morale Note. The Morale Warrants become exercisable 180 days after the date of their issuance.
     The Morale Note purchased by Morale on December 5, 2006 is convertible at the rate of $0.85 per share into 720,588 shares of our Common Stock and the Morale Warrants are exercisable at $0.85 per share for 360,294 shares of our Common Stock. The Morale Note purchased by Morale on January 10, 2007 is convertible at the rate of $0.70 per share into 875,000 shares of our Common Stock and the Morale Warrants are exercisable at $0.70 per share for 437,500 shares of our Common Stock.
     Repayment of each Morale Note is to be made monthly, at an amount equal to at least $3,750 for each Morale Note. Additional payments may be made prior to maturity with no prepayment penalties. In the event the Company has not repaid each Morale Note in full by the anniversary date of its issuance, the remaining balance shall be increased by 10% as an initial penalty, and the Company shall pay additional interest of 2.5% per month, compounded daily, for each month until such Morale Note is paid in full.
     Morale has piggyback registration rights pursuant to which Morale may require the Company to include the shares of our Common Stock issuable upon conversion of the Morale Notes and exercise of the Morale Warrants in certain future registration statements we may elect to file, subject to the right of the Company and/or its underwriters to reduce the number of shares to be included in such a registration in good faith based on market or other conditions.

     The issuances of shares and warrants described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.
Item 6. Management’s Discussion and Analysis or Plan of Operation
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in Item 7 of this Form 10-KSB.
     This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-KSB, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-KSB is as of December 31, 2006, and we undertake no duty to update this information.
Overview
     We are a development stage company that generated its first initial revenues in the fourth quarter of 2006. Our focus is on research and development, and initial sales and marketing, of products incorporating our proprietary and patented technology, which is designed to reduce harmful emissions, and/or improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines. We have devoted the bulk of our efforts to the completion of the design, the development of our production models, testing of devices and the promotion of our products in the marketplace. We anticipate that these efforts will continue during 2007.
     Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2006 and will need to raise substantial additional capital in 2007, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.
Results of Operations
     For the fiscal year ended December 31, 2006, we recorded our first revenues and cost of goods sold of $30,000 and $13,400, respectively, realizing a gross profit of $16,600, compared to $0 and $0, respectively, for the year ended December 31, 2005.
     Operating expenses were $7,412,227 for the fiscal year ended December 31, 2006, compared to $2,631,082 for the fiscal year ended December 31, 2005, an increase of $4,781,145. The increase is largely due to the continued cost of the Company bringing its first product to market and the normal course of business operations. Much of the increase is also due to non-cash compensation to both employees and to consultants and other professionals. Specifically, this increase is attributable to increases in fair value of stock options given to employees ($2,253,263); salaries and benefits expenses ($1,076,122); consulting and professional fees ($480,813); non-cash expenses of amortization of deferred compensation, consulting fees, professional fees and settlement cost ($221,852); corporate expenses ($161,012); non-cash depreciation ($135,112); travel ($126,675); office and other expenses (111,384); rent and utilities ($109,919); and exhibit and trade shows ($104,993).
     Research and development expenses were $401,827 for the fiscal year ended December 31, 2006, compared to $1,150,361 for the fiscal year ended December 31, 2005, a decrease of $748,534. Our research and development expenses include contracts with RAND, consultant’s fees, capital expenditures, cost of services and supplies. The decrease in research and development expenses is primarily attributable to a decrease in contracts with RAND Corporation ($785,000) and R&D consulting fees ($64,270). These decreases were offset by increases in travel expenses ($68,686) and testing tools and supplies ($32,050).
     Interest income was $15,422 for the fiscal year ended December 31, 2006, compared to $0 for the fiscal year ended December 31, 2005. The increase is the result of excess cash from fund raising that was invested in a money market account. Interest expense was $2,398,691 for the fiscal year ended December 31, 2006, compared to $348,964 for the fiscal year ended December 31, 2005 an increase of $2,049,727. The increase is due to a non-cash increase of $1,965,894 from amortization of debt discount on convertible notes and payments of $83,833 on convertible notes. The settlement of litigation and debt was $0 for the fiscal year ended December 31, 2006 compared to $1,017,208 for the fiscal year ended December 31, 2005.
     We had a net loss of $10,181,523, or $.28 per share, for the year ended December 31, 2006, as compared to a net loss of $3,115,186, or $.08 per share for the fiscal year ended December 31, 2005.
Liquidity and Capital Resources
     General
     We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of December 31, 2006, we had cash of $244,228 and an accumulated deficit of $30,427,597. Our negative operating cash flow in 2006 was funded primarily through the sale of common stock and convertible notes.
     The consolidated financial statements accompanying this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying consolidated financial statements, we had a net loss of $10,181,523 and a negative cash flow from operations of $5,197,587 for the year ending December 31, 2006, and a stockholders’ deficiency of $896,694 as of December 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
     During 2006, we raised an aggregate of $3,817,976 gross proceeds ($3,431,496 net proceeds) from the sale of our stock and the issuance of debt, as follows:
•	Gross proceeds of $550,000 (net proceeds of $478,500) from the issuance of the Bridge Notes and related warrants in a private offering conducted by Spencer Clarke that began in November 2005 and was completed in February 2006. In addition, the Company received gross proceeds of $525,000 (net proceeds $456,750) in 2005 in this offering.

•	Gross proceeds of $737,881 (net proceeds of $667,803) from the sale of stock and warrants in a private offering conducted by the company in April 2006.

•	Gross proceeds of $1,650,000 (net proceeds of $1,435,500) from the sale of stock and warrants in a PIPE offering conducted by Spencer Clarke, LLC of New York in April and May 2006.

•	Gross and net proceeds of $500,000 from the issuance of a convertible note and related warrants in a private offering to Morale Orchards on December 5, 2006. The face amount of the note is $612,500 due December 4, 2007.

•	Gross proceeds of $380,095 (net proceeds of $349,693) from the issuance of stock under our equity line of credit from Dutchess in November and December 2006.
     Also during 2006, we received $1,623,327 gross and net proceeds from the exercise of warrants to purchase shares of our common stock and $60,000 gross and net proceeds from the exercise of options to purchase shares of common stock. See “Market for Common Equity and Related Stockholder Matters - Issuances of Unregistered Securities in Last Fiscal Year” for more details of the issuances in 2006.
     Subsequent to fiscal year ended December 31, 2006 and through May 9, 2007, we raised an aggregate of $1,599,591 gross proceeds ($1,495,624 net proceeds) from the sale of our stock and the issuance of debt, as follows:

•	Gross and net proceeds of $500,000 from the issuance of a convertible note and related warrants in a private offering to Morale Orchards on January 10, 2007. The face amount of the note is $612,500 due January 9, 2008.

•	Gross proceeds of $699,591 (net proceeds of $643,624) from the issuance of stock under our equity line of credit from Dutchess.

•	Gross proceeds of $400,000 (net proceeds of $352,000) from the issuance of Bridge Notes and related warrants in a private offering conducted by Spencer Clarke that began in January 2007 and was completed on April 27, 2007.
     Details of Recent Financing Transactions
     General. In late 2005 and early 2006, we conducted the Bridge Offering and sold an aggregate $1,075,000 principal amount of our 9% Bridge Notes and issued Bridge Warrants to purchase up to 2,303,568 shares of our common stock at $1.00 per share, to certain investors. Net proceeds to us from the sale of the Bridge Notes were $935,250. All of the Bridge Notes were converted voluntarily by the holders of the Bridge Notes into 1,535,715 shares of our common stock (the “Bridge Shares”), at a conversion price of $0.70 per share, on or prior to the maturity date of the Bridge Notes on May 31, 2006.
     In 2006, we raised capital through the sale of our common stock, to provide some of the funds necessary to continue to execute on our business plan. In April, 2006, we conducted the “Overseas Offering” and sold 473,000 shares of our common stock at $1.56 per share and issued warrants to purchase up to 118,250 shares of our common stock at an exercise price of $2.60 per share, to two overseas investors. We raised $737,881 gross proceeds ($667,803 net proceeds) in this offering.
     In May 2006, we conducted the 2006 PIPE Offering and sold 873,018 shares of our common stock (the “PIPE Shares”) at $1.89 per share and issued the PIPE Warrants to purchase up to 436,511 shares of our common stock at $2.70 per share, through our exclusive placement agent, Spencer Clarke. We raised $1,650,009 gross proceeds ($1,435,508 net proceeds) in the PIPE Offering.
     On June 28, 2006, we filed a registration statement to register the Bridge Shares and the PIPE Shares, and the shares of our common stock issuable upon exercise of the Bridge Warrants, the PIPE Warrants and warrants issued to Spencer Clarke for various investment banking and other related services, including services in connection with the Bridge Offering, the Overseas Offering and the PIPE Offering. The registration statement was declared effective by the SEC on July 24, 2006.
     Equity Line of Credit. In September 2006, to address our longer-term capital needs, we entered into what is sometimes referred to as an equity line of credit arrangement with Dutchess. See “Risk Factors”.
     Specifically, we entered into an investment agreement, pursuant to which Dutchess is committed to purchase up to $10,000,000 of our common stock over the 36-month term of the investment agreement. We are not obligated to request any portion of the $10,000,000.
     In connection with the equity line of credit, we filed the Dutchess Registration Statement with the SEC on October 6, 2006 to register 7,000,000 shares of Common Stock that we may issue under the equity line of credit and the Dutchess Registration Statement was declared effective by the SEC on October 30, 2006.
     Under the line of credit we may, but are not obligated to, put shares of our stock to Dutchess from time to time over a 36-month period, at a purchase price calculated at 97% of the lowest best closing bid for our common stock for the five trading days following our put notice to Dutchess. Because the price of our common stock fluctuates and the number of shares of our common stock, if any, that we may issue, should we exercise our put rights under the equity line of credit, will vary, we do not know how many shares, if any, we will actually issue under the equity line of credit. If we put more than the amount that would require us to issue the 7,000,000 shares that we have registered with the SEC, we would be required to file a new registration statement with regard to the excess number of shares and have it declared effective by the SEC, before we could make further puts under the equity line of credit.
     The actual number of shares that we may issue pursuant to the equity line of credit is not determinable as it is based on the market price of our common stock from time to time and the number of shares we desire to put to Dutchess. Under the terms of the equity line of credit, Dutchess may not own more than 4.99% of our issued and outstanding stock at any one time.
     As we draw down on the equity line of credit, more shares will be sold into the market by Dutchess. These additional shares could cause our stock price to drop. In turn, if the stock price drops and we make more drawdowns on the equity line of credit, more shares will come into the market, which could cause a further drop in the stock price. You should be aware that there is an inverse relationship between our stock price and the number of shares to be issued pursuant to the equity line of credit. If our stock price declines, we will be required to issue a greater number of shares under the equity line of credit. We have no obligation to utilize the full amount available under the equity line of credit.
     For purposes of the Dutchess Registration Statement, we assumed that we would put $9,913,400, or all 7,000,000 shares, based on a closing price of our common stock on September 20, 2006 of $1.46 per share, less the 3% discount applicable to the price per share that Dutchess would pay under the terms of the equity line of credit. However, this may not in fact be the case. We would only be able to put a total of approximately $5,908,000 for the same 7,000,000 shares, based on a more current closing price of our Common Stock on January 11, 2007 of $0.87 per share, less the 3% discount applicable to the price per share that Dutchess would pay under the terms of the equity line of credit.
     In part because of the drop of our stock price since the establishment of the equity line of credit, we have not used the maximum amount of the equity line of credit to date that we could have used. Additionally, as our business expands and new opportunities, technologies and markets present themselves, our capital requirements are expected to increase.
     Morale Transaction. On December 5, 2006, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Morale. The entire equity interest in Morale is beneficially owned by Leodis Matthews, who is the Company’s litigator through his law firm. The Note Purchase Agreement provides that Morale will purchase the Company’s one-year Convertible Promissory Notes in the aggregate face amount of $1,225,000 (the “Morale Notes”), and five-year Warrants (the “Morale Warrants”) to purchase shares of our Common Stock. The aggregate purchase price for the Morale Notes and Morale Warrants is $1,000,000. Therefore, while the stated interest on the Morale Notes is 0%, the actual interest rate is 22.5% because the Morale Notes are being purchased at a discount from their face amount.
     Pursuant to the terms of the Note Purchase Agreement, Morale purchased one Morale Note in the principal amount of $612,500 on December 5, 2006, for which it paid $500,000 and purchased the other Morale Note in the principal amount of $612,500 on January 10, 2007, for which it paid $500,000.
     Each of the Morale Notes is convertible into shares of our Common Stock at a per share conversion price initially equal to the closing price of a share of our Common Stock on the trading day prior to the date of issuance of such Morale Note. The conversion right is exercisable during the period commencing 90 days prior to the maturity of each Morale Note. Concurrently with the issuance of a Morale Note, for no additional consideration, Morale will acquire Morale Warrants to purchase a number of shares of our Common Stock equal to 50% of the number of shares of our Common Stock initially issuable on conversion of the associated Morale Note. The Morale Warrants become exercisable 180 days after the date of their issuance.
     The Morale Note purchased by Morale on December 5, 2006 is convertible at the rate of $0.85 per share into 720,588 shares of our Common Stock and the Morale Warrants are exercisable at $0.85 per share for 360,294 shares of our Common Stock. The Morale Note purchased by Morale on January 10, 2007 is convertible at the rate of $0.70 per share into 875,000 shares of our Common Stock and the Morale Warrants are exercisable at $0.70 per share for 437,500 shares of our Common Stock.
     Repayment of each Morale Note is to be made monthly, at an amount equal to at least $3,750 for each Morale Note. Additional payments may be made prior to maturity with no prepayment penalties. In the event the Company has not repaid each Morale Note in full by the anniversary date of its issuance, the remaining balance shall be increased by 10% as an initial penalty, and the Company shall pay additional interest of 2.5% per month, compounded daily, for each month until such Morale Note is paid in full.
     Morale has piggyback registration rights pursuant to which Morale may require the Company to include the shares of our Common Stock issuable upon conversion of the Morale Notes and exercise of the

Morale Warrants in certain future registration statements we may elect to file, subject to the right of the Company and/or its underwriters to reduce the number of shares to be included in such a registration in good faith based on market or other conditions.
     2007 PIPE Offering. From January 13 through April 27, 2007, the Company conducted an offering (the “2007 PIPE Offering”), through Spencer Clarke, as exclusive placement agent, of up to $2,000,000 principal amount of its 10% convertible notes (the “2007 PIPE Notes”). Interest on the 2007 PIPE Notes, at a rate of 10% per annum, is payable quarterly. The Notes are due nine months from date of issuance. The Notes are convertible into shares of Common Stock at an initial conversion price of $0.70 per share (the “Conversion Shares”). The Company raised $400,000 gross proceeds ($352,000 net proceeds) in the 2007 PIPE Offering.
     The Company has the right to redeem any or all of the outstanding 2007 PIPE Notes in its sole discretion anytime after the termination of the 2007 PIPE Offering and prior to the maturity date of the 2007 PIPE Notes. The redemption price shall be the face amount of the redeemed Notes plus accrued and unpaid interest thereon. Subject to the following sentence, at any time prior to the maturity date of the 2007 PIPE Notes, for each additional $1,000,000 of gross proceeds raised from one or more offerings of the Company’s equity or quasi-equity securities, the Company shall redeem 2007 PIPE Notes with a minimum face value of $500,000 together with accrued and unpaid interest, until the entire outstanding 2007 PIPE Note is redeemed. Certain financings that the Company may conduct outside of North America and only up to a maximum of UK £15,000,000 in the aggregate, are exempt from this provision to redeem the 2007 PIPE Notes in whole or in part.
     Investors in the 2007 PIPE Offering received, for no additional consideration, a warrant (the “2007 PIPE Warrant”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 150% of the number of shares of common stock into which the 2007 PIPE Notes are convertible (the “Warrant Shares”). The 2007 PIPE Warrant will be exercisable on a cash basis only and will have registration rights. The 2007 PIPE Warrant is exercisable at an initial price of $1.00 per share, and is exercisable immediately upon issuance and for a period of three years from the date of issuance.
     Promptly, but no later than 90 days following the closing date of the 2007 PIPE Offering, the Company is required file a registration statement with the SEC to register the Conversion Shares and the Warrant Shares. The Company shall use its best efforts to ensure that such registration statement is declared effective within 120 days after filing.
     The proceeds of all of the offerings discussed above were exhausted by April 30, 2007 and we are having difficulty meeting all of our obligations and operating expenses. In order to fund our capital needs for the foreseeable future, including the operations of our business, and the repayment of the Bridge Notes and 2007 PIPE Notes, both of which series of notes are due by the end of 2007, and the Morale Orchards Notes, which are due in December 2007 and January 2008, we must raise substantial additional funds, in addition to the funds required to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University, costs associated with product development and commercialization of the ELEKTRA technology, costs to manufacture our products, costs to design and implement an effective system of internal controls and disclosure controls and procedures, and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2007 and beyond.
     In light of the Company’s financial commitments over the next several months and its liquidity constraints, we are implementing cost reduction measures in all areas of operations, including but not limited to personnel lay-offs, marketing and advertising, deferral of placing orders to manufacturers of our ECO ChargR and MAG ChargR products for sale to our existing distributors, research and development and product development of ELEKTRA products, and certain other expenses. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

     We intend to continue to use our equity line of credit for some of our additional requirements for 2007. However, the equity line of credit will not be sufficient to meet all of our current liabilities and other obligations in 2007. Therefore, the Company is actively pursuing additional financing alternatives, but no commitments have been received and, accordingly, no assurance can be given that any financing will be available or, if available, that it will be on terms that are satisfactory to the Company.
     Contractual Obligations
     The following table discloses our contractual commitments for future periods. Long-term commitments are comprised operating leases and minimum guaranteed compensation payments under employment and other agreements. See Note 12 to Notes to Consolidated Financial Statements, “Commitments and Contingencies”.

Year ending December 31,	Operating Leases		Guaranteed Payments
2007	$154,449	(1)	$1,585,338	(3)
2008	$150,348		$300,000	(4)
2009	$92,343	(2)	$75,000	(5)

	$397,140		$1,960,338

(1)	We have assumed that we will renew the lease for our corporate offices at North Hollywood, California when it expires on July 31, 2007, at an increase in rent of 10%, as provided for in the lease. We have assumed that we will renew the lease for our engineering, production and testing facility at Morgan Hill, California when it expires on August 31, 2007, on the existing terms, including rent, for an additional two-year period, expiring on July 31, 2009. For a description of these properties, see Part I, Item 2, “Properties”.

(2)	Does not include rent for (i) our corporate offices at North Hollywood, California beyond July 31, 2009 or (ii) our engineering, production and testing facility at Morgan Hill, California beyond August 31, 2009, which are the expiration dates of the respective renewal terms for those two leases.

(3)	Consists of an aggregate $545,600 in total compensation, including base salary and certain contractually-provided benefits, to two executive officers, pursuant to employment agreements that expire on December 31, 2007, and to one additional officer, pursuant to an employment agreement that expires on February 28, 2008; $385,000 in licensing fees to Temple University; $322,800 in severance payments to a former officer; $240,000 in consulting fees to Spencer Clarke; and $91,938 in fees to certain other consultants.

(4)	Consists of licensing fees in the amount of $290,000 due to Temple University; and salary in the amount of $10,000 for two months to an officer, pursuant to an employment agreement that expires on February 28, 2008. Does not include compensation to our two executive officers, whose employment agreements expire on December 31, 2007.

(5)	Consists of licensing fees due to Temple University. Does not include compensation to our two executive officers, whose employment agreements expire on December 31, 2007.
     Licensing Fees to Temple University. For details of the licensing agreements with Temple University, see Part I, Item 1, “Business — Our Business Strategy — Our Technologies and Products”. We are current in our payments to Temple University.
     Severance Payments to Former Officer. On November 9, 2006, Eugene E. Eichler resigned as our Chief Executive Officer and Chief Financial Officer, due to a medical disability. Mr. Eichler’s resignation as Chief Executive Officer took effect on November 20, 2006 and his resignation as Chief Financial Officer took effect on the appointment of his successor on January 8, 2007.
     Under the terms of Mr. Eichler’s separation as an officer of the Company, he is entitled to be paid out the remainder of the cash portion of his employment agreement, at a rate of $300,000 per annum, through December 31, 2007, in accordance with the Company’s normal pay policies. Options granted to him in February 2006 have been accelerated and fully vested on November 20, 2006; additionally, Mr.Eichler will have until November 20, 2007 to exercise such options. Mr. Eichler is also entitled to receive a stock option grant in 2007 equal to the lesser of (i) the number of stock options Mr. Eichler was granted in 2006 or (ii) the highest number of options granted to any of the then Chief Executive Officer, President or Chief Financial Officer on an annualized basis, on terms no less favorable as granted to such person; provided, however, that such options to be granted to Mr. Eichler shall be fully vested upon grant and shall be exercisable for one year from the date of grant. The Company and Mr. Eichler have waived any claims they may have against each other and have agreed to mutual indemnification.
     Of the payments we are required to make under this arrangement, we have paid $25,000 for January 2007 and have accrued but not yet paid $75,000 through April 30, 2007, by agreement between the Company and Mr. Eichler.
     Transactions with Spencer Clarke. Spencer Clarke has served as our exclusive placement agent in recent offerings of our securities. We also have retained Spencer Clarke as a consultant to the Company, for which it will be separately compensated.
     We entered into a consulting agreement dated January 4, 2007 with Spencer Clarke (the “Consulting Agreement”), pursuant to which Spencer Clarke has agreed that for a twelve-month period beginning January 15, 2007, Spencer Clarke will provide us with financial consulting services (including but not limited to executive search, strategic partnerships, research on new markets, strategic visibility, etc) to help further develop our strategic business plan.
     For Spencer Clarke’s services, we have agreed to pay Spencer Clarke a non-refundable fee of $20,000 per month, payable in advance. The first payment, in the amount of $60,000 and covering three months, is payable by us on March 15, 2007. We will also reimburse Spencer Clarke for expenses they incur in connection with the performance of their services under the Consulting Agreement, provided that expenses in excess of $2,000 require our prior approval before they may be incurred by Spencer Clarke.
     We have agreed to indemnify Spencer Clarke against any losses, claims, damages or liabilities to which Spencer Clarke may become subject arising out of or in connection with the services they render under the Consulting Agreement, unless it is finally judicially determined that such losses, claims, damages or liabilities arose primarily out of the gross negligence or bad faith of Spencer Clarke. We have also agreed to reimburse Spencer Clarke immediately for any legal or other expenses they reasonably incur in connection with investigating, preparing to defend or defending any lawsuits or other proceedings arising out of or in connection with their rendering of services under the Consulting Agreement; provided, however, that in the event of a final judicial determination that the alleged losses, claims, damages or liabilities arose primarily out of the gross negligence or bad faith of Spencer Clarke, Spencer Clarke will remit to us any amounts reimbursed, but the amount which Spencer Clarke must remit in such event is limited to the fee payable by us to Spencer Clarke under the Consulting Agreement.
     To date, we have not made any payments under the Consulting Agreement and have accrued $80,000 through April 30, 2007 with respect to this obligation.
Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to the useful life of the assets. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our consolidated financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. . For a more detailed discussion of the accounting policies of the Company, see Note 2 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”.
     We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our consolidated financial statements.
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing our consolidated financial statements as described in Note 1 to Notes to Consolidated Financial Statements. See Item 7, “Financial Statements”. Actual results could differ from those estimates.
     Revenue Recognition
     The Company has adopted Staff Accounting Bulletin 104, “Revenue Recognition” and therefore recognizes revenue based upon meeting four criteria:
•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectibility is reasonably assured.
     The Company contract manufactures fixed magnetic field products and sells them to various original equipment manufacturers in the motor vehicle and small utility motor markets. The Company negotiates an initial contract with the customer fixing the terms of the sale and then receives a letter of credit or full payment in advance of shipment. Upon shipment, the Company recognizes the revenue associated with the sale of the products to the customer.
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
     Long-lived assets
     The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying values of long-lived assets to determine whether or not an impairment to such value has occurred. No impairments were recorded for the year ended December 31, 2006. The Company recorded an impairment of approximately $505,000 during the period from inception (February 18, 1998) through December 31, 2006.
     Stock-Based Compensation
     Through December 31, 2005, the Company accounted for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and elected to provided the pro-forma disclosure requirements of Statements of Financial Accounting Standards No. 123, “Share-Based Payment,” (“SFAS 123”).
     Under the intrinsic value method, the Company recognized share-based compensation equal to the award’s intrinsic value at the time of grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. The fair values of the awards were not expensed over the requisite service period. Had the Company recognized such fair value expense under SFAS 123 for the year ended December 31, 2005, the Company would have recorded additional compensation expense of $861,637.
     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the Company’s stock option plans for the year ended December 31, 2005 and for the period from inception (February 18, 1998) to December 31, 2006. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula (“Black-Scholes model”) and amortized to expense over the options’ requisite service periods (vesting periods).

		Cumulative
	December 31,	Since
	2005	Inception
Net loss, as reported	$(3,115,186)	$(30,427,597)
Add: total fair value method stock-based employee compensation expense	(1,039,268)	(5,010,310)
Less: deferred compensation amortization for below market employee options	177,631	3,060,744

Pro forma net loss	$(3,976,823)	$(32,377,163)

Net loss per share:
As reported — basic and diluted	$(0.08)

Pro forma — basic and diluted	$(0.10)

     On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under APB 25 for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for employee and directors for the year ended December 31, 2006 was $2,253,263. Basic and diluted loss per share for the year ended December 31, 2006 would have been ($0.21) per share, if the Company had not adopted SFAS 123R, compared to reported basic and diluted loss per share of ($0.28) per share.

     SFAS 123R requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for the second quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
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
     The Company has elected to adopt the detailed method provided in SFAS 123R for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.
     As of December 31, 2005, there was $142,187 of total unrecognized compensation costs recognized within the shareholders’ deficit related to non-vested share-based compensation arrangements granted under the 2004 Stock Option Plan. See Note 9 to Notes to Consolidated Financial Statements. In accordance with SFAS 123R and SAB 107, this cost was written off against Additional Paid-in Capital when SFAS 123R and SAB 107 were adopted.
     The Company accounts for stock option and warrant grants issued to non-employees for goods and services using the guidance of SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such option and warrant grants is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.
Recent Accounting Pronouncements
     Statement No. 123R
     The Company has adopted SFAS No. 123R effective January 1, 2006. It will be effective for all awards granted after that date. For those stock option awards granted prior to January 1, 2006, but for which the vesting period is not complete, the Company will use the modified prospective transition method permitted by SFAS No. 123R. Under this method, the Company accounts for such awards on a prospective basis, with expense being recognized in the statement of operations beginning in the first quarter of 2006 using the grant-date fair values previously calculated for the SFAS No. 123 pro forma disclosures presented in Note 2. The compensation expense not previously recognized in the SFAS No. 123 pro forma disclosures for the options that have not vested will be recognized over the remaining employee service period required to earn the awards. For stock option awards granted after January 1, 2006 the Company will value those awards under the provisions of SFAS No. 123R and will record compensation expense over the employee service period required to earn the awards. Through December 31, 2005, the Company accounted for share-based payments to employees using Opinion No. 25’s intrinsic value method and as such, generally recognized no compensation expense for employee stock options in the statement of operations. See “Critical Accounting Policies and Estimates – Stock Based Compensation”, for a detailed discussion of the affect of SFAS 123R on the consolidated financial statements of the Company.
     Statement No. 151
      In November 2004, the FASB issued Statement of Financial Accounting standards No. 151, “Inventory Costs”. This statement amends the guidance in ARB No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and re-handling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This statement became effective for us in the first quarter of 2006. SFAS 151 does not have any effect on our consolidated financial statements.
     Statement No. 154
     In the first quarter of 2006, we adopted Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changed the requirements for the accounting for and reporting of a voluntary change in the accounting principles. The adoption of this statement did not affect our consolidated financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.
     Statement No. 157
     FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect SFAS 157 will have on its consolidated financial position, results of operations and cash flows.
     Statement No. 159
     In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159). FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial position, results of operations and cash flows.

     Interpretation No. 48
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. FIN 48 establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact this new standard will have on its consolidated results of operations, financial position and cash flow. The Company does not expect the adoption of FIN 48 to significantly affect its consolidated financial position, results of operations and cash flows.
     SAB No. 108
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Item 7. Financial Statements
     Our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 8A. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are not adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These matters persist despite our having developed and partially implemented a plan to ensure that all information will be recorded accurately, processed effectively, summarized promptly and reported on a timely basis. Our plan to date has involved, in part, reallocation of responsibilities among officers, various other personnel and some of our directors, and hiring additional personnel. We began to implement this plan during 2005, including the hiring in August 2005 of a Controller who is a Certified Public Accountant. However, in December 2006 our Controller retired and in January 2007 our Chief Financial Officer retired, although our former Controller still provides certain financial consulting services for us. We have hired a new part-time Chief Financial Officer and a full-time Controller, although the latter is not a Certified Public Accountant. One of several specific additional steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC.

We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     (b) Changes in internal control over financial reporting. Other than as described in Item 8A(a) above, there was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. Other Information
     On May 14, 2007, Erin Brockovich resigned as our Vice President of Environmental Affairs.

PART III
     Certain information required by Part III is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2007 Annual Meeting of Stockholders, currently scheduled to be held in late June 2007 (the “Proxy Statement”).
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
     Code of Business Conduct.
     We have adopted codes of business conduct and ethics for our directors, officers and employees which also meets the requirements of a code of ethics under Item 406 of Regulation S-B. You can access the Company’s Code of Business Conduct and Ethics and our Code of Ethics for Senior Executives and Financial Officers on the Corporate Governance page of the Company’s website at www.stwa.com. Any shareholder who so requests may obtain a printed copy of the Code of Conduct by submitting a request to the Company’s Corporate Secretary.
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
Item 13. Exhibits
(a)	The following documents are filed as part of this Form 10-KSB.

Financial Statements:

Reference is made to the contents to the consolidated financial statements of Save the World Air, Inc. under Item 7 of this Form 10-KSB.

(b)	Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant.

3.2(1)	Bylaws of the Registrant.

10.1(2)	Commercial Sublease dated October 16, 2003 between the Registrant and KZ Golf, Inc.

10.2(9)	Amendment dated June 15, 2004 to Exhibit 10.1

10.3 (10)	Amendment dated August 14, 2005 to Exhibit 10.1

10.4(10)	General Tenancy Agreement dated March 14, 2006 between the Registrant and Autumlee Pty Ltd.

10.5(3)	Agreement dated December 13, 2002 between the Registrant and RAND.

10.6(2)**	Agreement dated May 7, 2003 between the Registrant and RAND.

10.7(5)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.5

10.8(5)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.5

10.9(5)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.5

10.10(4)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).

10.11(4)	Assignment and Bill of Sale dated May 28, 2002 between the Registrant and Kevin Charles Hart.

10.12(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Eugene E. Eichler.

10.13*†	Separation Agreement and General Mutual Release of Claims dated as of November 9, 2006 between the Registrant and Eugene E. Eichler

10.14(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Bruce H. McKinnon.

10.15(6)	Save the World Air, Inc. 2004 Stock Option Plan

10.16(8)	Form of Incentive Stock Option Agreement under 2004 Stock Option Plan

10.17(8)	Form of Non-Qualified Stock Option Agreement under 2004 Stock Option Plan

10.18(8)	Consulting Agreement dated as of October 1, 2004 between the Registrant and John Fawcett

10.19(7)	License Agreement dated as of July 1, 2004 between the Registrant and Temple University – The Commonwealth System of Higher Education

10.20(8)	Consulting Agreement dated as of November 19, 2004 between the Registrant and London Aussie Marketing, Ltd.

10.21(13)	Amendment dated September 14, 2006 to Exhibit 10.20

10.22(8)†	Employment Agreement dated September 1, 2004 with Erin Brockovich

10.23*†	Amendment dated as of July 31, 2006 to Exhibit 10.22

10.24(8)	Assignment of Patent Rights dated as of September 1, 2003 between the Registrant and Adrian Menzell

10.25(8)	Global Deed of Assignment dated June 26, 2004 between the Registrant and Adrian Menzell

10.26(11)†	Amended and Restated Employment Agreement dated as of March 1, 2006 between the Registrant and John Richard Bautista III

10.27(9)	Lease dated August 15, 2005 between the Registrant and Thomas L. Jackson

10.28(10)	Amendment dated February 1, 2006 to Exhibit 10.27

Exhibit No.	Description
10.29(10)	Form of 9% Convertible Note issued in the 2005 Interim Financing

10.30(10)	Form of Stock Purchase Warrant issued in the 2005 Interim Financing

10.31(10)	Form of Stock Purchase Warrant issued in the 2005 Bridge Financing

10.32(11)	Form of Stock Purchase Warrant issued in 2006 Regulation S financing

10.33(11)	Form of Stock Purchase Warrant issued in 2006 PIPE financing

10.34(12)	Commercial Sublease between the Registrant and KZG Golf dated January 1, 2006

10.35(12)	Investment Agreement dated September 15, 2006 between the Registrant and Dutchess Private Equities Fund

10.36(12)	Registration Rights Agreement dated September 15, 2006 between the registrant and Dutchess Private Equities Fund, LLP

10.37(16)	License Agreement between the Registrant and Temple University dated February 2, 2007

10.38(16)	License Agreement between the Registrant and Temple University dated February 2, 2007

10.39(16)	R&D Agreement between the Registrant and Temple University dated February 2, 2007

10.40(14)	Note Purchase Agreement dated December 5, 2006 between the registrant and Morale Orchards LLC

10.41(14)	Form of Stock Purchase Warrant issued to Morale Orchards LLC

10.42(14)	Form of Convertible Note issued to Morale Orchards LLC

10.43(15)	Consulting Agreement dated January 4, 2007 between the Registrant and Spencer Clarke LLC

10.44*	Marketing Representation Agreement dated as of July 15, 2006 between the Company and SS Sales and Marketing Group

10.45*	Engagement Agreement between the Registrant and CFO911

10.46*	Form of 10% Convertible Note issued in 2007 PIPE Offering

10.47*	Form of Stock Purchase Warrant issued in 2007 PIPE Offering

21*	List of Subsidiaries

23*	Consent of Weinberg & Co,

24*	Power of Attorney (included on Signature Page)

31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

*	Filed herewith.

**	Confidential treatment previously requested.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.

(2)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002.

(3)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.

(4)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.

(5)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

(6)	Incorporated by reference from Appendix C of Registrant’s Schedule 14A filed on April 30, 2004, in connection with its Annual Meeting of Stockholders held on May 24, (6) 2004.

(7)	Incorporates by reference from Registrant Form 8-K filed on July 12, 2004.

(8)	Incorporated by reference from registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.

(9)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended September 30, 2005

(10)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005

(11)	Incorporated by reference from Registrant’s Form SB-2 filed on June 28, 2006 (SEC File No. 333- 333-135415)

(12)	Incorporated by reference from Registrant’s Form 8-K filed on September 21, 2006

(13)	Incorporated by reference from Registrant’s Form SB-2 filed on October 6, 2006 (SEC File No. 333-137855)

(14)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2006

(15)	Incorporated by reference from Registrant’s Form 8-K filed on January 10, 2007

(16)	Incorporated by reference from Registrant’s form 8-K filed on February 8, 2007
Item 14. Principal Accountant Fees and Services
     The information required by this section is incorporated by reference from the information in the section entitled “Proposal 2 — Ratification of Appointment of Independent Auditors” in the Proxy Statement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Save The World Air, Inc.
	By:	/s/ BRUCE MCKINNON
Bruce McKinnon
Date: May 25, 2007		Chief Executive Officer

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Bruce H. McKinnon and Charles K. Dargan II, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ BRUCE H. MCKINNON	Chief Executive Officer and Director	May 25, 2007
Bruce H. McKinnon

/s/ CHARLES K. DARGAN II	Chief Financial Officer	May 25, 2007
Charles K. Dargan II

/s/ JOSEPH HELLEIS	Chairman of the Board	May 25, 2007
Joseph Helleis

/s/ STEVEN BOLIO	Director	May 25, 2007
Steven Bolio

/s/ JOHN BROWN	Director	May 25, 2007
John Brown

/s/ EUGENE E. EICHLER	Director	May 25, 2007
Eugene E. Eichler

NAME	TITLE	DATE

/s/ DENNIS KENNEALLY	Director	May 25, 2007
Dennis Kenneally

/s/ CECIL KYTE Cecil Kyte	Director	May 25, 2007

/s/ JOHN PRICE	Director	May 25, 2007
John Price

/s/ NATHAN SHELTON	Director	May 25, 2007
Nathan Shelton

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant.

3.2(1)	Bylaws of the Registrant.

10.1(2)	Commercial Sublease dated October 16, 2003 between the Registrant and KZ Golf, Inc.

10.2(9)	Amendment dated June 15, 2004 to Exhibit 10.1

10.3 (10)	Amendment dated August 14, 2005 to Exhibit 10.1

10.4(10)	General Tenancy Agreement dated March 14, 2006 between the Registrant and Autumlee Pty Ltd.

10.5(3)	Agreement dated December 13, 2002 between the Registrant and RAND.

10.6(2)**	Agreement dated May 7, 2003 between the Registrant and RAND.

10.7(5)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.5

10.8(5)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.5

10.9(5)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.5

10.10(4)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).

10.11(4)	Assignment and Bill of Sale dated May 28, 2002 between the Registrant and Kevin Charles Hart.

10.12(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Eugene E. Eichler.

10.13*†	Separation Agreement and General Mutual Release of Claims dated as of November 9, 2006 between the Registrant and Eugene E. Eichler

10.14(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Bruce H. McKinnon.

10.15(6)	Save the World Air, Inc. 2004 Stock Option Plan

10.16(8)	Form of Incentive Stock Option Agreement under 2004 Stock Option Plan

10.17(8)	Form of Non-Qualified Stock Option Agreement under 2004 Stock Option Plan

10.18(8)	Consulting Agreement dated as of October 1, 2004 between the Registrant and John Fawcett

10.19(7)	License Agreement dated as of July 1, 2004 between the Registrant and Temple University – The Commonwealth System of Higher Education

10.20(8)	Consulting Agreement dated as of November 19, 2004 between the Registrant and London Aussie Marketing, Ltd.

10.21(13)	Amendment dated September 14, 2006 to Exhibit 10.20

10.22(8)†	Employment Agreement dated September 1, 2004 with Erin Brockovich

10.23*†	Amendment dated as of July 31, 2006 to Exhibit 10.22

10.24(8)	Assignment of Patent Rights dated as of September 1, 2003 between the Registrant and Adrian Menzell

10.25(8)	Global Deed of Assignment dated June 26, 2004 between the Registrant and Adrian Menzell

10.26(11)†	Amended and Restated Employment Agreement dated as of March 1, 2006 between the Registrant and John Richard Bautista III

10.27(9)	Lease dated August 15, 2005 between the Registrant and Thomas L. Jackson

10.28(10)	Amendment dated February 1, 2006 to Exhibit 10.27

Exhibit No.	Description
10.29(10)	Form of 9% Convertible Note issued in the 2005 Interim Financing

10.30(10)	Form of Stock Purchase Warrant issued in the 2005 Interim Financing

10.31(10)	Form of Stock Purchase Warrant issued in the 2005 Bridge Financing

10.32(11)	Form of Stock Purchase Warrant issued in 2006 Regulation S financing

10.33(11)	Form of Stock Purchase Warrant issued in 2006 PIPE financing

10.34(12)	Commercial Sublease between the Registrant and KZG Golf dated January 1, 2006

10.35(12)	Investment Agreement dated September 15, 2006 between the Registrant and Dutchess Private Equities Fund

10.36(12)	Registration Rights Agreement dated September 15, 2006 between the registrant and Dutchess Private Equities Fund, LLP

10.37(16)	License Agreement between the Registrant and Temple University dated February 2, 2007

10.38(16)	License Agreement between the Registrant and Temple University dated February 2, 2007

10.39(16)	R&D Agreement between the Registrant and Temple University dated February 2, 2007

10.40(14)	Note Purchase Agreement dated December 5, 2006 between the registrant and Morale Orchards LLC

10.41(14)	Form of Stock Purchase Warrant issued to Morale Orchards LLC

10.42(14)	Form of Convertible Note issued to Morale Orchards LLC

10.43(15)	Consulting Agreement dated January 4, 2007 between the Registrant and Spencer Clarke LLC

10.44*	Marketing Representation Agreement dated as of July 15, 2006 between the Company and SS Sales and Marketing Group

10.45*	Engagement Agreement between the Registrant and CFO911

10.46*	Form of 10% Convertible Note issued in 2007 PIPE Offering

10.47*	Form of Stock Purchase Warrant issued in 2007 PIPE Offering

21*	List of Subsidiaries

23*	Consent of Weinberg & Co,

24*	Power of Attorney (included on Signature Page)

31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

*	Filed herewith.

**	Confidential treatment previously requested.

†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.

(2)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002.

(3)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.

(4)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.

(5)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

(6)	Incorporated by reference from Appendix C of Registrant’s Schedule 14A filed on April 30, 2004, in connection with its Annual Meeting of Stockholders held on May 24, (6) 2004.

(7)	Incorporates by reference from Registrant Form 8-K filed on July 12, 2004.

(8)	Incorporated by reference from registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.

(9)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended September 30, 2005

(10)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005

(11)	Incorporated by reference from Registrant’s Form SB-2 filed on June 28, 2006 (SEC File No. 333- 333-135415)

(12)	Incorporated by reference from Registrant’s Form 8-K filed on September 21, 2006

(13)	Incorporated by reference from Registrant’s Form SB-2 filed on October 6, 2006 (SEC File No. 333-137855)

(14)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2006

(15)	Incorporated by reference from Registrant’s Form 8-K filed on January 10, 2007

(16)	Incorporated by reference from Registrant’s form 8-K filed on February 8, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Save the World Air, Inc.
We have audited the accompanying consolidated balance sheets of Save the World Air, Inc. and Subsidiary (a development stage enterprise) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended and for the period from inception (February 18, 1998) to December 31, 2006. These financial consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Save the World Air, Inc. (a development stage enterprise) as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and for the period from inception (February 18, 1998) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (“SFAS”), “Share-Based Payment” (“SFAS 123(R)”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss of $10,181,523 and a negative cash flow from operations of $5,197,587 for the year ended December 31, 2006, and had a working capital deficiency of $1,223,217 and a stockholders’ deficiency of $896,694 as of December 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEINBERG & COMPANY, P.A.
WEINBERG & COMPANY, P.A.
May 15, 2007
Los Angeles, California

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	December 31,
	2006	2005
ASSETS
Current assets
Cash	$244,228	$279,821
Inventory	21,314	—
Other current assets	81,232	9,009

Total current assets	346,774	288,830
Property and equipment, net	322,023	295,374
Other assets	4,500	4,500

	$673,297	$588,704

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$233,707	$155,456
Accrued expenses	468,413	179,461
Accrued research and development fees	95,000	680,000
Accrued professional fees	594,945	450,555
Payable to shareholder	—	45,000
Payable to related parties	—	158,732
Finders fees payable	—	8,916
Convertible debentures, net	177,926	318,759

Total current liabilities	1,569,991	1,996,879
Commitments and contingencies Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 40,081,758 and 31,387,418, shares issued and outstanding at December 31, 2006 and 2005, respectively	40,082	31,387
Common stock to be issued	60,000	612,521
Additional paid-in capital	29,430,821	18,336,178
Deferred compensation	—	(142,187)
Deficit accumulated during the development stage	(30,427,597)	(20,246,074)

Total stockholders’ deficiency	(896,694)	(1,408,175)

	$673,297	$588,704

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception (February
			18, 1998) to
	Years Ended December 31,		December 31,
	2006	2005	2006
Net sales	$30,000	$—	$30,000
Cost of goods sold	13,400	—	13,400

Gross profit	16,600	—	16,600

Operating expenses	7,412,227	2,631,082	22,902,976
Research and development expenses	401,827	1,150,361	4,205,414
Non-cash patent settlement cost	—	—	1,610,066

Loss before other income	(7,797,454)	(3,781,443)	(28,701,856)
Other income (expense)
Other income	—	—	125
Interest income	15,422	—	16,251
Interest expense	(2,398,691)	(348,964)	(2,755,843)
Settlement of litigation and debt	—	1,017,208	1,017,208

Loss before provision for income taxes	(10,180,723)	(3,113,199)	(30,424,115)
Provision for income taxes	800	1,987	3,482

Net loss	$(10,181,523)	$(3,115,186)	$(30,427,597)

Net loss per common share, basic and diluted	$(0.28)	$(0.08)

Weighted average common shares outstanding, basic and diluted	35,946,022	38,248,575

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2006

							Deficit
					Additional		Accumulated
	Price per	Common Stock		Common Stock	Paid-in	Deferred	During the
	Share	Shares	Amount	to be Issued	Capital	Compensation	Development Stage	Total

Balance, February 18, 1998 (date of inception)		—	$—	$—	$—	$—	$—	$—
Issuance of common stock on April 18, 1998	.0015 — .01	10,030,000	10,030	—	14,270	—	—	24,300
Net loss		—	—	—	—	—	(21,307)	(21,307)

Balance, December 31, 1998		10,030,000	10,030	—	14,270	—	(21,307)	2,993
Issuance of common stock on May 18, 1999	1.00 — 6.40	198,003	198	—	516,738	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	.001	5,000,000	5,000	—	—	—	—	5,000
Stock issued for professional services on May 18, 1999	0.88	69,122	69	—	49,444	—	—	49,513
Net loss		—	—	—	—	—	(1,075,264)	(1,075,264)

Balance, December 31, 1999		15,297,125	15,297	—	580,452	—	(1,096,571)	(500,822)
Stock issued for employee compensation on February 8, 2000	1.03	20,000	20	—	20,580	—	—	20,600
Stock issued for consulting services on February 8, 2000	1.03	100,000	100	—	102,900	—	—	103,000
Stock issued for professional services on April 18, 2000	3.38	27,000	27	—	91,233	—	—	91,260
Stock issued for directors fees on April 18, 2000	3.38	50,000	50	—	168,950	—	—	169,000
Stock issued for professional services on May 19, 2000	4.06	5,000	5	—	20,295	—	—	20,300
Stock issued for directors fees on June 20, 2000	4.44	6,000	6	—	26,634	—	—	26,640
Stock issued for professional services on June 20, 2000	4.44	1,633	2	—	7,249	—	—	7,251
Stock issued for professional services on June 26, 2000	5.31	1,257	1	—	6,674	—	—	6,675
Stock issued for employee compensation on June 26, 2000	5.31	22,000	22	—	116,798	—	—	116,820
Stock issued for consulting services on June 26, 2000	5.31	9,833	10	—	52,203	—	—	52,213
Stock issued for promotional services on July 28, 2000	4.88	9,675	9	—	47,205	—	—	47,214
Stock issued for consulting services on July 28, 2000	4.88	9,833	10	—	47,975	—	—	47,985
Stock issued for consulting services on August 4, 2000	2.13	35,033	35	—	74,585	—	—	74,620
Stock issued for promotional services on August 16, 2000	2.25	25,000	25	—	56,225	—	—	56,250
Stock issued for consulting services on September 5, 2000	2.25	12,833	13	—	28,861	—	—	28,874

							Deficit
					Additional		Accumulated
	Price per	Common Stock		Common Stock	Paid-in	Deferred	During the
	Share	Shares	Amount	to be Issued	Capital	Compensation	Development Stage	Total

Stock issued for consulting services on September 10, 2000	1.50	9,833	10	—	14,740	—	—	14,750
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on November 4, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on December 20, 2000	0.50	19,082	19	—	9,522	—	—	9,541
Stock issued for filing services on December 20, 2000	0.50	5,172	5	—	2,581	—	—	2,586
Stock issued for professional services on December 26, 2000	0.38	12,960	13	—	4,912	—	—	4,925
Other stock issuance on August 24, 2000	2.13	2,000	2	—	4,258	—	—	4,260
Common shares cancelled		(55,000)	(55)	—	(64,245)	—	—	(64,300)
Net loss		—	—	—	—	—	(1,270,762)	(1,270,762)

Balance, December 31, 2000		15,645,935	15,646	—	1,437,873	—	(2,367,333)	(913,814)
Stock issued for consulting services on January 8, 2001	0.31	9,833	10	—	3,038	—	—	3,048
Stock issued for consulting services on February 1, 2001	0.33	9,833	10	—	3,235	—	—	3,245
Stock issued for consulting services on March 1, 2001	0.28	9,833	10	—	2,743	—	—	2,753
Stock issued for legal services on March 13, 2001	0.32	150,000	150	—	47,850	—	—	48,000
Stock issued for consulting services on April 3, 2001	0.25	9,833	10	—	2,448	—	—	2,458
Stock issued for legal services on April 4, 2001	0.25	30,918	31	—	7,699	—	—	7,730
Stock issued for professional services on April 4, 2001	0.25	7,040	7	—	1,753	—	—	1,760
Stock issued for consulting services on April 5, 2001	0.25	132,600	132	—	33,018	—	—	33,150
Stock issued for filing fees on April 30, 2001	1.65	1,233	1	—	2,033	—	—	2,034
Stock issued for filing fees on September 19, 2001	0.85	2,678	2	—	2,274	—	—	2,276
Stock issued for professional services on September 28, 2001	0.62	150,000	150	—	92,850	—	—	93,000
Stock issued for directors services on October 5, 2001	0.60	100,000	100	—	59,900	—	—	60,000
Stock issued for legal services on October 17, 2001	0.60	11,111	11	—	6,655	—	—	6,666
Stock issued for consulting services on October 18, 2001	0.95	400,000	400	—	379,600	—	—	380,000
Stock issued for consulting services on October 19, 2001	1.25	150,000	150	—	187,350	—	—	187,500
Stock issued for exhibit fees on October 22, 2001	1.35	5,000	6	—	6,745	—	—	6,751
Stock issued for directors	0.95	1,000,000	1,000	—	949,000	—	—	950,000
Stock issued for consulting services on November 7, 2001	0.85	20,000	20	—	16,980	—	—	17,000

							Deficit
					Additional		Accumulated
	Price per	Common Stock		Common Stock	Paid-in	Deferred	During the
	Share	Shares	Amount	to be Issued	Capital	Compensation	Development Stage	Total

Stock issued for consulting services on November 20, 2001	0.98	43,000	43	—	42,097	—	—	42,140
Stock issued for consulting services on November 27, 2001	0.98	10,000	10	—	9,790	—	—	9,800
Stock issued for consulting services on November 28, 2001	0.98	187,000	187	—	183,073	—	—	183,260
Intrinsic value of options issued to employees		—	—	—	2,600,000	(2,600,000)	—	—
Fair value of options issued to non-employees for services		—	—	—	142,318	—	—	142,318
Amortization of deferred compensation		—	—	—	—	191,667	—	191,667
Net loss		—	—	—	—	—	(2,735,013)	(2,735,013)

Balance, December 31, 2001		18,085,847	18,086	—	6,220,322	(2,408,333)	(5,102,346)	(1,272,271)
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	—	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	0.15-0.25	—	—	389,875	—	—	—	389,875
Fair value of options issued to non-employees for services		—	—	—	54,909	(54,909)	—	—
Amortization of deferred compensation		—	—	—	—	891,182	—	891,182
Net loss for the year ended December 31, 2002		—	—	—	—	—	(2,749,199)	(2,749,199)

Balance, December 31, 2002		20,235,847	20,236	389,875	7,133,081	(1,572,060)	(7,851,545)	(1,880,413)
Common stock issued, previously paid for	0.15	1,425,000	1,425	(213,750)	212,325	—	—	—
Common stock issued, previously paid for	0.25	880,000	880	(220,000)	219,120	—	—	—
Stock issued for cash on March 20, 2003	0.25	670,000	670	—	166,830	—	—	167,500
Stock issued for cash on April 4, 2003	0.25	900,000	900	—	224,062	—	—	224,962
Stock issued for cash on April 8, 2003	0.25	100,000	100	—	24,900	—	—	25,000
Stock issued for cash on May 8, 2003	0.25	1,150,000	1,150	—	286,330	—	—	287,480
Stock issued for cash on June 16, 2003	0.25	475,000	475	—	118,275	—	—	118,750
Stock issued for legal services on June 27, 2003	0.55	83,414	83	—	45,794	—	—	45,877
Debt converted to stock on June 27, 2003	0.25	2,000,000	2,000	—	498,000	—	—	500,000
Stock and warrants issued for cash on July 11, 2003	0.25	519,000	519	—	129,231	—	—	129,750
Stock and warrants issued for cash on September 29, 2003	0.25	1,775,000	1,775	—	441,976	—	—	443,751
Stock and warrants issued for cash on October 21, 2003	0.25	1,845,000	1,845	—	459,405	—	—	461,250
Stock and warrants issued for cash on October 28, 2003	0.25	1,570,000	1,570	—	390,930	—	—	392,500
Stock and warrants issued for cash on November 19, 2003	0.25	500,000	500	—	124,500	—	—	125,000
Finders’ fees related to stock issuances		—	—	43,875	(312,582)	—	—	(268,707)

							Deficit
					Additional		Accumulated
	Price per	Common Stock		Common Stock	Paid-in	Deferred	During the
	Share	Shares	Amount	to be Issued	Capital	Compensation	Development Stage	Total

Common stock paid for, but not issued (25,000 shares)	0.25	—	—	6,250	—	—	—	6,250
Amortization of deferred comp		—	—	—	—	863,727	—	863,727
Net loss for year ended December 31, 2003		—	—	—	—	—	(2,476,063)	(2,476,063)

Balance, December 31, 2003		34,128,261	34,128	6,250	10,162,177	(708,333)	(10,327,608)	(833,386)
Common stock issued, previously paid for	0.25	25,000	25	(6,250)	6,225	—	—	—
Stock issued for director services on March 31, 2004	1.50	50,000	50	—	74,950	—	—	75,000
Stock issued for finders fees on March 31, 2004	0.15	82,500	82	—	12,293	—	—	12,375
Stock issued for finders fees on March 31, 2004	0.25	406,060	407	—	101,199	—	—	101,606
Stock issued for services on April 2, 2004	1.53	65,000	65	—	99,385	—	—	99,450
Debt converted to stock on April 2, 2004	1.53	60,000	60	—	91,740	—	—	91,800
Stock issued upon exercise of warrants on May 21, 2004	0.20	950,000	950	—	189,050	—	—	190,000
Stock issued for directors services on June 8, 2004	1.70	600,000	600	—	1,019,400	—	—	1,020,000
Stock issued for cash on August 25, 2004	1.00	550,000	550	—	549,450	—	—	550,000
Stock issued upon exercise of options on August 30, 2004	0.40	4,000	4	—	1,596	—	—	1,600
Stock issued for cash on September 8, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for consulting services on September 15, 2004	1.31	50,000	49	—	65,451	—	—	65,500
Stock issued for patent settlement on September 22, 2004	1.24	20,000	20	—	24,780	—	—	24,800
Stock issued for research and development on October 6, 2004	1.40	65,000	65	—	90,935	—	—	91,000
Stock issued for cash on October 6, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for cash on October 15, 2004	1.00	150,000	150	—	149,850	—	—	150,000
Stock issued upon exercise of stock options on October 21, 2004	0.40	6,500	6	—	2,594	—	—	2,600
Stock issued for cash on November 3, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for cash on November 18, 2004	1.00	172,500	173	—	172,327	—	—	172,500
Stock issued for cash on December 9, 2004	1.00	75,000	75	—	74,925	—	—	75,000
Stock issued for cash on December 23, 2004	1.00	250,000	250	—	249,750	—	—	250,000
Finders fees related to stock issuances	—	—	—	—	(88,384)	—	—	(88,384)
Common stock paid for, but not issued (119,000 shares)	—	—	—	119,000	—	—	—	119,000
Intrinsic value of options issued to employees	—	—	—	—	248,891	(248,891)	—	—

							Deficit
					Additional		Accumulated
	Price per	Common Stock		Common Stock	Paid-in	Deferred	During the
	Share	Shares	Amount	to be Issued	Capital	Compensation	Development Stage	Total

Fair value of options issued to non-employees for services	—	—	—	—	55,381	(55,381)	—	—
Fair value of warrants issued for settlement costs	—	—	—		1,585,266	—	—	1,585,266
Fair value of warrants issued to non-employees for services	—	—	—	—	28,872	—	—	28,872
Amortization of deferred compensation	—	—	—	—	—	936,537	—	936,537
Net loss for year ended December 31, 2004	—	—	—	—	—	—	(6,803,280)	(6,803,280)

Balance, December 31, 2004		37,784,821	37,784	119,000	15,043,028	(76,068)	(17,130,888)	(2,007,144)
Common stock issued, previously paid for	1.00	69,000	69	(69,000)	68,931	—	—	—
Stock issued upon exercise of warrants, previously paid for	1.00	50,000	50	(50,000)	49,950	—	—	—
Stock issued for cash on January 20, 2005	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued upon exercise of warrants on January 31, 2005	0.40	500	1	—	199	—	—	200
Stock issued for cash on February 17, 2005	1.00	325,000	325	—	324,675	—	—	325,000
Stock issued for cash on March 31, 2005	1.00	215,000	215	—	214,785	—	—	215,000
Stock issued for cash on May 17, 2005	1.00	5,000	5	—	4,995	—	—	5,000
Stock issued for cash on June 7, 2005	1.00	300,000	300	—	299,700	—	—	300,000
Stock issued for cash on August 5, 2005	1.00	480,500	480	—	480,020	—	—	480,500
Stock issued for cash on August 9, 2005	1.00	100,000	100	—	99,900	—	—	100,000
Stock issued for cash on October 27, 2005	1.00	80,000	80	—	79,920	—	—	80,000
Common stock cancelled on December 7, 2005	Various	(8,047,403)	(8,047)	—	8,047	—	—	—
Stock issued for settlement of payables on December 21, 2005	—	—	—	57,092	—	—	—	57,092
Stock issued for settlement of payables on December 31, 2005	—	—	—	555,429	—	—	—	555,429
Finders fees related to stock issuances	—	—	—	—	(109,840)	—	—	(109,840)
Intrinsic value of options issued to employees	—	—	—	—	243,750	(243,750)	—	—
Fair value of options issued for settlement costs	—	—	—	—	31,500	—	—	31,500
Fair value of warrants issued for settlement costs	—	—	—	—	4,957	—	—	4,957
Fair value of warrants issued to non-employees for services	—	—	—	—	13,505	—	—	13,505
Amortization of deferred compensation	—	—	—	—	—	177,631	—	177,631
Warrants issued with convertible notes	—	—	—	—	696,413	—	—	696,413
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	756,768	—	—	756,768

							Deficit
					Additional		Accumulated
	Price per	Common Stock		Common Stock	Paid-in	Deferred	During the
	Share	Shares	Amount	to be Issued	Capital	Compensation	Development Stage	Total

Net loss for year ended December 31, 2005	—	—	—	—	—	—	(3,115,186)	(3,115,186)

Balance, December 31, 2005		31,387,418	$31,387	$612,521	$18,336,178	$(142,187)	$(20,246,074)	$(1,408,175)
Stock issued, for previously settled payables	—	846,549	847	(612,521)	611,674	—	—	—
Stock issued upon exercise of warrants on March 23, 2006	1.50	25,000	25	—	37,475	—	—	37,500
Stock issued upon exercise of warrants on March 27, 2006	1.50	50,000	50	—	74,950	—	—	75,000
Stock issued upon exercise of warrants on March 27, 2006	0.50	25,000	25	—	12,475	—	—	12,500
Stock issued upon exercise of warrants on March 30, 2006	1.00	10,000	10	—	9,990	—	—	10,000
Stock issued upon exercise of warrants on April 10, 2006	0.50	36,250	36	—	18,089	—	—	18,125
Common stock issued for convertible debt on April 10, 2006	0.70	269,600	270	—	188,450	—	—	188,720
Stock issued for cash on April 24, 2006	1.56	473,000	473	—	737,408	—	—	737,881
Stock issued upon exercise of warrants on April 26, 2006	0.50	125,000	125	—	62,375	—	—	62,500
Stock issued upon exercise of warrants on April 26, 2006	1.50	100,000	100	—	149,900	—	—	150,000
Common stock issued for convertible debt on April 26, 2006	0.70	35,714	36	—	24,964	—	—	25,000
Stock issued upon exercise of warrants on May 6, 2006	0.50	200,000	200	—	99,800	—	—	100,000
Stock issued upon exercise of warrants on May 15, 2006	1.50	25,000	25	—	37,475	—	—	37,500
Stock issued upon exercise of warrants on May 15, 2006	0.50	50,000	50	—	24,950	—	—	25,000
Stock issued for cash on June 7, 2006	1.89	873,018	872	—	1,649,136	—	—	1,650,008
Common stock issued for convertible debt on June 7, 2006	0.70	1,535,716	1,536	—	1,073,464	—	—	1,075,000
Stock issued upon exercise of warrants on June 8, 2006	0.50	900,000	900	—	449,100	—	—	450,000
Stock issued upon exercise of warrants on June 9, 2006	0.50	9,000	9	—	4,491	—	—	4,500
Stock issued upon exercise of warrants on June 23, 2006	0.50	150,000	150	—	74,850	—	—	75,000
Stock issued upon exercise of warrants on June 23, 2006	1.50	15,000	15	—	22,485	—	—	22,500
Common stock issued for convertible debt on June 30, 2006	0.70	219,104	219	—	153,155	—	—	153,374
Common stock issued for convertible debt on July 11, 2006	0.70	14,603	15	—	10,207	—	—	10,222
Common stock issued for convertible debt on August 7, 2006	0.70	1,540,160	1,540	—	1,076,572	—	—	1,078,112

							Deficit
					Additional		Accumulated
	Price per	Common Stock		Common Stock	Paid-in	Deferred	During the
	Share	Shares	Amount	to be Issued	Capital	Compensation	Development Stage	Total

Common stock issued upon exercise of warrants on August 7, 2006	1.50	175,000	175	—	262,325	—	—	262,500
Common stock issued upon exercise of warrants on August 21, 2006	1.50	50,000	50	—	74,950	—	—	75,000
Common stock issued for cash on August 22, 2006	1.00	14,519	15	—	14,504	—	—	14,519
Common stock issued upon exercise of warrants on August 23, 2006	1.00	3,683	4	—	3,679	—	—	3,683
Common stock issued upon exercise of warrants on August 28, 2006	1.50	5,000	5	—	7,495	—	—	7,500
Common stock issued for convertible debt on September 13, 2006	0.70	4,286	4	—	2,996	—	—	3,000
Common stock issued upon exercise of warrants on September 13, 2006	0.50	150,000	150	—	74,850	—	—	75,000
Common stock issued for convertible debt on October 16, 2006	0.70	66,654	67	—	46,591	—	—	46,658
Common stock issued upon exercise of warrants on November 3, 2006	0.50	210,000	210	—	104,790	—	—	105,000
Common stock issued for put on equity line of credit on November 7, 2006	1.22	94,471	94	—	115,368	—	—	115,462
Common stock issued for put on equity line of credit on November 14, 2006	1.14	7,300	7	—	8,349	—	—	8,356
Common stock issued for put on equity line of credit on November 27, 2006	0.83	27,500	28	—	22,913	—	—	22,941
Common stock issued for put on equity line of credit on November 28, 2006	0.82	36,500	36	—	30,059	—	—	30,095
Common stock issued for put on equity line of credit on December 6, 2006	0.78	73,863	74	—	57,244	—	—	57,318
Common stock issued for put on equity line of credit on December 26, 2006	0.55	18,800	19	—	10,377	—	—	10,396
Common stock issued for put on equity line of credit on December 31, 2006	0.59	229,050	229	—	135,300	—	—	135,529
Common stock paid for, but not issued	—	—	—	60,000	—	—	—	60,000
Fair value of options issued to employees and officers	—	—	—	—	2,253,263	—	—	2,253,263
Fair value of warrants issued for services	—	—	—	—	401,130	—	—	401,130
Write off of deferred compensation	—	—	—	—	(142,187)	142,187	—	—

							Deficit
					Additional		Accumulated
	Price per	Common Stock		Common Stock	Paid-in	Deferred	During the
	Share	Shares	Amount	to be Issued	Capital	Compensation	Development Stage	Total

Warrants issued for consulting services	—	—	—	—	62,497	—	—	62,497
Warrants issued with convertible notes	—	—	—	—	408,596	—	—	408,596
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	851,100	—	—	851,100
Finders fees related to stock issuances	—	—	—	—	(284,579)	—	—	(284,579)
Fees paid on equity line of credit	—	—	—	—	(30,402)	—	—	(30,402)
Net loss for year ended December 31, 2006	—	—	—	—	—	—	(10,181,523)	(10,181,523)

Balance, December 31, 2006		40,081,758	$40,082	$60,000	$29,430,821	$—	$(30,427,597)	$(896,694)

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
			(February 18, 1998)
	Years Ended December 31,		Decmber 31,
	2006	2005	2006
Cash flows from operating activities
Net loss	$(10,181,523)	$(3,115,186)	$(30,427,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	—	(1,017,208)	(1,017,208)
Stock based compensation expense	2,716,889	13,505	2,901,584
Issuance of common stock for services	—	—	4,668,102
Issuance of options for legal settlement	—	31,500	31,500
Issuance of warrants for legal settlement	—	4,957	4,957
Patent acquisition cost	—	—	1,610,066
Amortization of issuance costs and original issue debt discounts	2,284,742	318,759	2,799,305
Amortization of deferred compensation	—	177,631	3,060,744
Depreciation	154,457	19,345	188,219
Changes in operating assets and liabilities:
Inventory	(21,314)	—	(21,314)
Prepaid expenses and other	(72,223)	(6,407)	(81,232)
Other assets	—	(4,500)	(4,500)
Accounts payable and accrued expenses	(78,615)	1,010,426	2,232,114

Net cash used in operating activities	(5,197,587)	(2,567,178)	(13,550,260)

Cash flows from investing activities
Purchase of property and equipment	(181,106)	(279,123)	(506,692)

Net cash used in investing activities	(181,106)	(279,123)	(506,692)

Cash flows from financing activities
Net proceeds under equity line of credit	349,695	—	349,695
(Decrease) increase in payables to related parties and stockholder	(158,733)	167,255	511,450
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	1,365,500	1,453,182	2,667,878
Net proceeds from issuance of common stock and common stock issuable	3,786,638	1,420,859	10,254,949

Net cash provided by financing activities	5,343,100	3,041,296	14,301,180

Net (decrease) increase in cash	(35,593)	194,995	244,228
Cash, beginning of period	279,821	84,826	—

Cash, end of period	$244,228	$279,821	$244,228

Supplemental disclosures of cash flow information
Cash paid during the year for Interest	$128,634	$—	$141,479

Income taxes	$800	$1,987	$3,482

Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	243,750	3,202,931
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	—	—	515,000
Issuance of common stock in settlement of payable	—	—	113,981
Cancellation of stock	—	8,047	8,047
Conversion of accounts payable and accrued expenses to common stock	—	612,521	612,521
Conversion of related party debt to convertible debentures	45,000	—	45,000
Conversion of convertible debentures to common stock	2,580,086	—	2,580,086
Write off of deferred compensation	142,187	—	142,187
See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of business
Description of business
     The Company is a green technology company that leverages a suite of patented, patent-pending and licensed intellectual properties related to the treatment of fuels. Technologies patented by, or licensed to, the Company utilize either magnetic or uniform electrical fields to alter physical characteristics of fuels and are designed to create a cleaner combustion. Cleaner combustion has been shown to improve performance, enhance fuel economy and/or reduce harmful emissions in laboratory testing.
     Save the World Air, Inc. (the “Company”) was incorporated in Nevada on February 18, 1998 under the name Mandalay Capital Corp. The Company changed its name to Save the World Air, Inc. on February 11, 1999 following the purchase of the worldwide exclusive manufacturing, marketing and distribution rights for the ZEFS technologies. During the past four years, the Company has been acquiring new technologies, developing prototype products using the Company’s technologies and conducting scientific tests regarding the technologies and prototype products. Our ECO ChargR™ and MAG ChargR™ products, use fixed magnetic fields to alter some physical properties of fuel, by incorporating our patented and patent-pending ZEFS and MK IV technologies. When fitted to an internal combustion engine, they are expected to reduce carbon monoxide, hydrocarbons and nitrous oxide emissions and to increase power and improve mileage.. The Company has also developed prototype products and named them “CAT-MATE” technology.
     The Company has obtained licenses from Temple University for their patent-pending uniform electric field technology, tentatively called ELEKTRA™. The ELEKTRA technology consists of passing fuel through a specific strong electrical field. Although ELEKTRA has a similar effect on fuels as the Company’s ZEFS and MK IV technologies, ELEKTRA incorporates a uniform electrical field principle. Based on the Company’s early research and product development, the Company believes that ELEKTRA carries certain advantages over the Company’s ZEFS and MK IV technologies, primarily not requiring as many variations for products incorporating the ELEKTRA technology compared to products incorporating the ZEFS or MK IV technologies. When it is developed, the Company intends to market ELEKTRA products primarily to the transportation industry, oil refineries and pipelines, and OEMs.
Consolidation policy
     The accompanying consolidated financial statements of Save the World Air, Inc. and Subsidiary include the accounts of Save the World Air, Inc. (the Parent) and its wholly owned subsidiary STWA Asia Pte. Limited, incorporated on January 17, 2006. To date STWA Asia Pte. Limited has had no operating activity. Currently the subsidiary holds $9,000 in cash. Intercompany transactions and balances have been eliminated in consolidation.
2. Summary of significant accounting policies
Development stage enterprise
     The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.
     The Company’s focus is on product development and marketing of proprietary devices that are designed to reduce harmful emissions, and improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines and has not yet generated meaningful revenues. The technologies are called “ZEFS”, “MK IV”, “ELEKTRA” and “CAT-MATE”. The Company is currently marketing its ECO and MAG ChargR products incorporating ZEFS and MK IV technologies, worldwide; and the Company is in the early stages of developing ELEKTRA products. Expenses have been funded through the sale of company stock, convertible notes and the exercise of warrants. The Company has taken actions to secure the intellectual property rights to the ZEFS, MK IV and CAT-MATE devices and is the worldwide exclusive licensee for patent pending technologies associated with the development of ELEKTRA.

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
Going concern
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $10,181,523 and a negative cash flow from operations of $5,197,587 for the year ended December 31, 2006, and had a working capital deficiency of $1,223,217 and a stockholders’ deficiency of $896,694 at December 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Revenue Recognition Policy
     The Company has adopted Staff Accounting Bulletin 104, “Revenue Recognition” and therefore recognizes revenue based upon meeting four criteria:
•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectibility is reasonably assured.
     The Company contract manufactures fixed magnetic field products and sells them to various original equipment manufacturers in the motor vehicle and small utility motor markets. The Company negotiates an initial contract with the customer fixing the terms of the sale and then receives a letter of credit or full payment in advance of shipment. Upon shipment, the Company recognizes the revenue associated with the sale of the products to the customer.
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
Long-lived assets
     The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying values of long-lived assets to determine whether or not an impairment to such value has occurred. No impairments were recorded for the year ended December 31, 2006. The Company recorded an impairment of approximately $505,000 during the period from inception (February 18, 1998) through December 31, 2006.
Earnings (loss) per share
     Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the years ended December 31, 2006 and 2005, the dilutive impact of outstanding stock options of 3,999,559 and 6,508,561, respectively, and outstanding warrants of 20,897,311, and 20,792,492 have been excluded because their impact on the loss per share is antidilutive.
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
Stock-based compensation
     Through December 31, 2005, the Company accounted for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and elected to provided the pro-forma disclosure requirements of Statements of Financial Accounting Standards No. 123, “Share-Based Payment,” (“SFAS 123”).
     Under the intrinsic value method, the Company recognized share-based compensation equal to the award’s intrinsic value at the time of grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. The fair values of the awards were not expensed over the requisite service period. Had the Company recognized such fair value expense under SFAS 123 for the year ended December 31, 2005, the Company would have recorded additional compensation expense of $861,637.
     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the Company’s stock option plans for the year ended December 31, 2005 and for the period from inception (February 18, 1998) to December 31, 2006. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula (“Black-Scholes model”) and amortized to expense over the options’ requisite service periods (vesting periods).

		Cumulative
	December 31	Since
	2005	Inception
Net loss, as reported	$(3,115,186)	$(30,427,597)
Add: total fair value method stock-based employee compensation expense	(1,039,268)	(5,010,310)
Less: deferred compensation amortization for below market employee options	177,631	3,060,744

Pro forma net loss	$(3,976,823)	$(32,377,163)

Net loss per share:
As reported — basic and diluted	$(0.08)

Pro forma — basic and diluted	$(0.10)

     On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under APB 25 for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the year ended December 31, 2006 was $2,253,263. Basic and diluted loss per share for the year ended December 31, 2006 would have been ($0.21) per share, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of ($0.28) per share.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for the second quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
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
     As of December 31, 2005, there was $142,187 of total unrecognized compensation costs recognized within the shareholders’ deficit related to non-vested share-based compensation arrangements granted under the 2004 Stock Option Plan (see Note 9). This cost was written off against Additional Paid-in Capital when SFAS 123(R) was adopted.
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
Business and credit concentrations
     The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of December 31, 2006 and 2005, before adjustments for outstanding checks and deposits in transit, the Company had $121,705 and $376,429, respectively, on deposit with three banks. The deposits are federally insured up to $100,000 on each bank.
Warranties
     The Company has a warranty policy for its products. No warranty liability has been recorded as of December 31, 2006 based on the limited sales and such amount is deemed immaterial.
Inventories
     Inventories are valued at the lower of cost (first-in, first-out) or market and primarily consist of finished goods.

Reclassifications
     Certain reclassifications of 2005 amounts have been made to conform with the 2006 presentation.
Recent accounting pronouncements
     Statement No. 151
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This statement amends the guidance in ARB no. 43 Chapter 4 Inventory Pricing, to require items such as idle factory costs, excessive spoilage, double freight and re-handling costs to be expenses in the current period, regardless if they are abnormal amounts or not. This statement became effective for the Company in the first quarter of 2006. SFAS 151 does not have effect on the Company’s consolidated financial statements.
     Statement No. 154
     In the first quarter of 2006, the Company adopted Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changed the requirements for the accounting for and reporting of a voluntary change in the accounting principles. The adoption of this statement did not affect the Company’s consolidated financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.
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
     Statement No. 159
     In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159). FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its (consolidated) financial condition, results of operations, cash flows or disclosures.
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

     SAB 108
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.
3. Inventories
     At December 31, 2006 inventories consists of $21,314 of finished goods.
4. Certain relationships and related transactions
Advances from founding executive officer
     All of the marketing and manufacturing rights for the ZEFS were acquired from founding officer Jeffery A. Muller, for 5,000,000 shares of common stock, $500,000 and a $10 royalty for each unit sold (see discussion below), pursuant to the Agreement entered into in December 1998, by and between the Company and Mr. Muller. As of December 31, 2006, working capital advances in the amount of $517,208 and payment in the amount of $500,000 for marketing and distribution rights of the ZEFS are due to Mr. Muller. Such amounts are interest free and do not have any due dates for payment.
     In January 2000, the Company entered into an agreement offering Mr. Muller and Lynne Muller, Mr. Muller’s wife, the option to purchase 5,000,000 shares each at $0.10 per share as consideration for work performed for the Company. Mrs. Muller subsequently transferred her option to Mr. Muller.
     In connection with the Company’s legal proceedings against Mr. Muller (see Note 12), during 2005 the Company has canceled (i) the 8,047,403 shares of its common stock held by Mr. Muller and/or his affiliates, (ii) the options to acquire an additional 10,000,000 shares of the Company’s common stock held by Mr. Muller personally and (iii) the $1,017,208 of debt which Mr. Muller claimed was owed to him by the Company.
Loans from related parties
     Masry & Vititoe, a law firm in which Edward Masry, the Company’s former Chief Executive Officer, was a partner, had advanced $158,732 as of December 31, 2005 to the Company for working capital purposes. Advances by Masry and Vititoe are unsecured, non-interest bearing, and are due on demand. These advances were repaid during the year ended December 31, 2006.
     In 2005, Eugene Eichler, the Company’s former Chief Executive Officer, advanced $45,000 to the Company for working capital purposes. These advances were unsecured, bore interest at 6% per annum and due on demand. In February 2006, these advances were converted into a convertible note (Note 10).
     Interest expense recognized under related-party loans was immaterial for all periods presented. Interest expense recognized under related-party loans for the period from inception (February 18, 1998) through December 31, 2006 was $327.
Lease agreement
     During 2003, the Company had entered into a sublease lease agreement with an entity to lease office space for its primary administrative facility. A director of the Company is an indirect owner of the entity.
     In August 2005, the Company amended its sublease of a portion of a building in North Hollywood, California from an entity that is owned by an officer of the Company. The original lease term was from November 1, 2003 through October 16, 2005 and carried an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent under this lease is $3,740 per month under this lease. The Company exercised its option to renew the lease through October 15, 2007.
     In January 2006, the Company amended the existing sublease agreement, as a result of taking more space and obtaining expanded support services. The sublease was amended to July 31, 2007 and carries an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent is $6,208 per month under this amended sublease. Additionally, the Company is leasing two new office spaces for $964 per month beginning July 2006 on a month-to-month basis.
     During the years ended 2006 and 2005, rent expense under the sublease was $90,610 and $34,900, respectively. Lease expense under the sublease prior to 2005 was immaterial.
     In July 2006, the Company enter into a separate agreement with SS Sales, to provide exclusive marketing and promotional services in the western United States and western Canada ( the “Territory”) for the Company,s products. SS Sales will also provide advice, assistance and information on marketing the Company,s products in the automotive after-market, and will seek to recruit and establish a market with distributors, Wholesalers and others. SS Sales will be paid a commission equal to 5% of the gross amount actually collected on contracts the Company entered into during the contract term for existing or future customers introduced by SS Sales in the Territory. The contact has a term of five years unless sooner terminated by either party on 30 days’ notice. In the event of termination SS Sales will be entiltled to receive all commissions payable through the date of termination. SS Sales is owned by Nathan Shelton, one of the directors of the Company since February 12,2007. No amount was due or paid under this contract as of December 31, 2006.
5. Property and equipment
     At December 31, 2006 and 2005, property and equipment consist of the following:

	December 31,
	2006	2005

Office equipment	$50,670	$38,231
Furniture and fixtures	18,957	15,434
Machinery and equipment	54,161	26,930
Dies and molds	3,000	—
Testing equipment	147,312	147,312
Leasehold improvements	236,142	101,229

Subtotal	510,242	329,136
Less accumulated depreciation	(188,219)	(33,762)

Total current assets	$322,023	$295,374

     Depreciation expense for the years ended December 31, 2006 and 2005, was $154,457 and $19,345, respectively. Depreciation expense for the period from inception (February 18, 1998) through December 31, 2006 was $188,219.
6. Income taxes
     Income tax provision consists of the following:

	For the years ended
	December 31,
	2006	2005

Current:
Federal	$—	$—
State	800	1,987

Total current	800	1,987

Deferred:
Federal	—	—
State	—	—

Total deferred	—	—

Total income tax provision	$800	$1,987

     As of December 31, 2006, the Company has recorded a $10,276,437 valuation allowance against a portion of its deferred tax assets, since at that time it was believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.

     Failure by the Company to successfully maintain improved margins, grow revenues and/or maintain anticipated savings on future interest costs, and maintain profitable operating results in the near term, could adversely affect the Company’s expected realization of some or all of its deferred tax assets and could require the Company to record a valuation allowance against some or all of such assets, which could adversely affect the Company’s financial position and results of operations.
     The total income tax provision (benefit) was 0% of pretax income (loss) for the years ended December 31, 2006 and 2005, respectively. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2006	2005

Computed tax provision (benefit) at federal statutory rate (34%)	$(3,461,446)	$(1,058,492)
State income taxes, net of federal benefit	(406,769)	(218,030)
Permanent items	1,087,922	(45,815)
Credits	—	(60,194)
Valuation allowance	2,781,093	1,384,518

Income tax provision	$800	$1,987

     The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31, 2006		December 31, 2005
	Deferred tax	Deferred tax	Deferred tax	Deferred tax
	assets	liabilities	assets	liabilities

Current:
Accrued liabilities	$382,359	$—	$173,796	$—
Other	272	—	675	—

	382,631	—	174,471	—

Noncurrent:
Net operating loss carry forwards	8,490,347	—	5,852,406	—
Unexercised stock options and warrants	1,118,553	—	1,217,259	—
Credit carryovers	259,391	—	256,757	—
Depreciation	25,515	—	—	(5,549)
Valuation allowance	(10,276,437)	—	(7,495,344)	—

	(382,631)	—	(168,922)	(5,549)

Total deferred taxes net of valuation allowance	$—	$—	$5,549	$(5,549)

     As of December 31, 2006, the Company had net operating losses available for carryforward for federal tax purposes of approximately $21.6 million expiring beginning in 2018. These carryforward benefits may be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.
7. Equity line of credit
     In September 2006, the Company entered into what is sometimes termed an equity line of credit arrangement. Under the line of credit the Company may, but is not obligated to, put shares of common stock from time to time over a 36-month period, at a purchase price calculated at 97% of the lowest best closing bid for the Company’s common stock for the five trading days following the put notice. The Company may draw up to $10,000,000 under the line of credit. Because the price of the common stock fluctuates and the number of shares of common stock, if any, that the Company may issue, should exercise the put rights under the equity line of credit, will vary, the Company does not know how many shares, if any, will actually issue under the equity line of credit. As of December 31, 2006, the Company has registered and made available 7,000,000 shares of common stock for possible future draws under the line of credit.
     As of December 31, 2006 the Company has drawn down $380,095 ($349,695 net of closing costs) of this commitment and issued 487,484 shares at an average price of $0.78 per share, leaving 6,512,516 shares available under the equity line of credit.

8. Stockholders’ deficiency
     As of December 31, 2006, the Company has authorized 200,000,000 shares of its common stock, of which 40,081,758 shares, respectively, were issued and outstanding.
     During the year ended December 31, 2005, the Company sold 1,599,500 units of common stock, which consisted of one share of common stock and one warrant to acquire a share of common stock at an exercise price of $1.50 per share, for net proceeds of $1,490,660. The 1,599,500 warrants were issued to investors as part of an equity agreement and were not ascribed any value in the accompanying financial statements. Of the 1,599,500 shares issued, the Company issued 68,500 shares of common stock for which payment was previously received. The Company also issued 50,500 shares for the exercise of warrants, 50,000 of which were paid for previously.
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
     During the year ended December 31, 2005, the Company agreed to issue 846,548 shares in settlement of accrued expenses of $612,521. These shares are reflected as common stock to be issued as of December 31, 2005, and were subsequently issued in 2006.
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
     During the year ended December 31, 2006, individuals exercised outstanding warrants to purchase 2,328,452 shares of common stock for net proceeds of $1,623,327.
9. Stock options and warrants
     The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). As of December 31, 2005, the Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan, increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At December 31, 2006, 2,427,834 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company that are still outstanding.
     Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at December 31, 2006 was 5.53 years. Stock option activity for the years ended December 31, 2006 and 2005, which includes 3,250,000 options granted outside and prior to the adoption of the Plan, was as follows:

	Weighted Avg.	Weighted Avg.
	Options	Exercise Price
Options, January 1, 2004	13,250,000	0.11
Options granted	1,172,652	1.03
Options exercised	—	—
Options cancelled	—	—

Options, December 31, 2004	14,422,652	0.18
Options granted	2,085,909	0.92
Options exercised	—	—
Options cancelled	(10,000,000)	0.10

Options, December 31, 2005	6,508,561	0.53
Options granted	1,313,605	1.21
Options exercised	(2,860,000)	0.10
Options forfeited	(962,607)	0.84

	Weighted Avg.	Weighted Avg.
	Options	Exercise Price
Options cancelled	—	—

Options, December 31, 2006	3,999,559	$0.99

     The weighted average exercise prices, remaining contractual lives and aggregate intrinsic values for options granted, exercisable, and expected to vest under the Plan as of December 31, 2006 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)
As of December 31, 2006:
Outstanding	3,999,559	$0.99	5.55
Expected to Vest	3,974,774	$0.99	5.51
Exercisable	3,352,932	$0.96	4.99
Intrinsic value of employee options
     During the year ended December 31, 2005, certain employee options were granted with exercise prices less the than fair market value of the Company’s stock at the date of grant. As the grants were to employees, the intrinsic value method was used to calculate the related compensation expense. For the year ended December 31, 2005, the Company granted 2,085,909 options to certain employees, exercisable at amounts ranging from $0.85 to $1.10, vested over one year with a ten-year life, except for 90,909 options issued to an employee who is a 10 percent beneficial owner of the Company. The life of these options is 5 years. Options granted in 2005 were valued using the intrinsic method at $243,750.
     During the years ended December 31, 2006 and 2005, the Company recognized compensation expense by amortizing deferred compensation of $0 and $177,631, respectively.
Black-Scholes value of employee options
     During the years ended December 31, 2006 and 2005, the Company valued employee options for pro-forma purposes at the grant date using the Black-Scholes pricing model with the following average assumptions:

	2006	2005
Expected life (years)	5.15	5.26
Risk free interest rate	4.59%	4.02%
Volatility	262.84%	188.83%
Expected dividend yield	0.00%	0.00%
     The weighted average fair value for options granted in 2006 and 2005 were $1.66 and $0.69, respectively.
     During the year ended December 31, 2006, the Company granted 1,313,605 options, to certain employees, exercisable at amounts ranging from $0.85 to $2.26, vested immediately or over one year with a one to ten year life. The options were valued at an aggregate amount of $2,189,322 (or $1.66 per share on average) using the Black Scholes pricing model using a 0.5 to 5.5 year expected term, 95% to 282% volatility, no annual dividends, and a discount rate of 3.82% to 4.86%.
Warrants
     The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in Note 10).

		Weighted Avg.
	Warrants	Exercise Price
Warrants outstanding, January 1, 2004	14,252,414	$0.48
Warrants granted	2,372,500	1.27
Warrants exercised	(960,500)	0.20
Warrants cancelled	—	—

		Weighted Avg.
	Warrants	Exercise Price
Warrants outstanding, December 31, 2004	15,664,414	0.62
Warrants granted	5,198,574	1.16
Warrants exercised	(50,500)	0.99
Warrants cancelled	(20,000)	1.50

Warrants outstanding, December 31, 2005	20,792,488	0.75
Warrants granted	3,624,894	1.28
Warrants exercised	(2,328,452)	0.68
Warrants cancelled	(1,191,619)	1.46

Warrants outstanding, December 31, 2006	20,897,311	$0.81

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
     In April 2006, the Company entered into a one-year agreement with an outside consultant to provide public relations services. The terms of the agreement calls for monthly payments of $7,000. Additionally, the Company issued a five-year warrant to the consultant. The warrant is exercisable for up to 100,000 shares of common stock at an exercise price of $2.30 per share and vests as to 8,333 shares per month commencing April 30, 2006. The shares issuable upon exercise of the warrant have piggyback registration rights. In August 2006 the Company terminated the agreement. The consultant earned 41,665 warrants and the remaining balance of 58,335 were forfeited.
10. Convertible notes and warrants
     9% Convertible Notes
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
     The aggregate value of the Warrants issued in connection with the offering and to the placement agent were valued at $696,413 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.02% to 4.45%; dividend yield of 0%; volatility factors of the expected market price of common stock of 83.59%; and an expected life of two years (statutory term). The company also determined that the notes contained a beneficial conversion feature of $756,768.
     The value of the Warrants of $696,413, the conversion option of $756,768, and the transaction fees of $123,196 are considered as debt discount and are being amortized over the life of the Notes. During 2005, $318,759 of such discount has been amortized and included in the accompanying statements of operations. The remaining unamortized debit discount as of December 31, 2005 of $1,257,619 has been netted against the convertible debentures in the accompanying consolidated balance sheet.
     During the year ended December 31, 2006, the Company issued additional Notes totaling $1,000,000, which included the conversion of $45,000 of debt owed to the Company’s Chief Financial Officer. The Company paid related transaction fees of $89,500 resulting in net proceeds to the Company of $865,500. In addition to the cash paid for transaction fees, 117,857 additional Warrants were issued to certain placement agents. These Warrants expire between August 31, 2007 and February 9, 2008 and are exercisable at a price of $1.00 per share.
     The aggregate value of the Warrants issued in connection with the offering and to the placement agent were valued at $620,252 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.35% to 4.66%; dividend yield of 0%; volatility factors of the expected market price of common stock of 130.61%; and an expected life of two years (statutory term). The company also determined that the notes contained a beneficial conversion feature of $290,248.
     The value of the Warrants of $620,252, the conversion option of $290,248, and the transaction fees of $89,500 are considered as debt discount and are being amortized over the life of the Notes.
     During the year ended December 31, 2006, convertible notes in the amount of $2,576,379 of the Notes were converted to 3,680,540 shares of stock at $0.70 per share. In addition, $3,707 of accrued interest was converted to 5,296 shares at $0.70 per share. For the year ended December 31, 2006, $2,257,620 of the total discount has been amortized and included in the accompanying consolidated statement of operations.
     Morale Notes
     On December 5, 2006, the Company entered into a Note Purchase Agreement (the “Agreement”) with Morale Orchards, LLC, a limited liability company formed under the laws of the State of Oregon (“Morale”). The entire equity interest in Morale is beneficially owned by Leodis Matthews who provides legal services to the Company. The Agreement provides that Morale will purchase the Company’s one year Convertible Promissory Notes in the aggregate face amount of $1,225,000 (the “Morale Notes”), and five-year Warrants (the “Morale Warrants”) to purchase shares of the Company’s common stock (the “Common Stock”). The aggregate purchase price for the Notes and Warrants is $1,000,000. Therefore, while the stated interest on the Notes is 0%, the effective interest rate is 22.5% because the Notes are being purchased at a discount from their face amount.
     Each of the Morale Notes is convertible into shares of the Company’s Common Stock at a per share conversion price initially equal to the closing price of a share of the Company’s Common Stock on the trading day prior to the date of issuance of such Note. The conversion right is exercisable during the period commencing 90 days prior to the maturity of each Note. Concurrently with the issuance of a Note, for no additional consideration, Morale will acquire Warrants to purchase a number of shares of Common Stock equal to 50% of the number of shares of Common Stock initially issuable on conversion of the associated Note. The Morale Warrants become exercisable 180 days after the date of their issuance. The Note purchased by Morale on December 5, 2006 is convertible at the rate of $0.85 per share into 720,588 shares of the Company’s Common Stock and the Morale Warrants are exercisable at the same per share price for 360,294 shares of the Company’s Common Stock.
     Repayment of each Note is to be made monthly, at an amount equal to at least $3,750 for each Note. Additional payments may be made prior to maturity with no prepayment penalties. In the event the Company has not repaid each Note in full by the anniversary date of its issuance, the remaining balance shall be increased by 10% as an initial penalty, and the Company shall pay additional interest of 2.5% per month, compounded daily, for each month until such Note is paid in full.
     Morale has piggyback registration rights pursuant to which Morale may require the Company to include the shares of the Company’s Common Stock issuable upon conversion of the Morale Notes and exercise of the Morale Warrants in certain future registration statements the Company may elect to file, subject to the right of the Company and/or its underwriters to reduce the number of shares to be included in such a registration in good faith based on market or other conditions.
     During the year ended December 31, 2006, the Company issued Morale Notes totaling $612,500 discounted by $112,500, resulting in net proceeds to the Company of $500,000. In addition to the discount, 360,264 additional warrants were issued to Morale. These warrants expire December 5, 2011 and are exercisable at a price of $0.85 per share.
     The aggregate value of the Morale Warrants issued in connection with the offering and to the finder were valued at $118,348 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.39%; dividend yield of 0%; volatility factors of the expected market price of common stock of 110.21%; and an expected life of five years (statutory term) and vest over 180 days. The Company also determined that the notes contained a beneficial conversion feature of $230,848.
     The value of the Morale Warrants of $118,348, the conversion option of $230,848, and the transaction fees of $112,500 are considered as debt discount and are being amortized over the life of the Note. During 2006, $27,122 of such discount has been amortized and included in the accompanying consolidated statements of operations. The remaining unamortized debit discount as of December 31, 2006 of $434,574 has been netted against the convertible debentures in the accompanying consolidated balance sheet.
11. Research and development
     The Company has research and development facilities in Morgan Hill, California and Queensland, Australia. The Company has expanded research and development to include application of the ZEFS, MK IV and CAT-MATE technologies for diesel engines, motorbikes, boats, generators, lawnmowers and other small engines. The Company has purchased test vehicles, test engines and testing equipment. The Company has completed testing on products incorporating its ZEFS, MK IV and CAT-MATE technologies for multiple automobiles, trucks motorcycles, off-road vehicles and stationary engines, the results of which have been provided to RAND Corporation (RAND) for evaluation. RAND oversees the research and development facilities. The Company also uses third party research and development facilities in Los Angeles, California for the development of the ZEFS and CAT-MATE devices. The Company spent $401,827 and $1,150,360 for the years ended December 31, 2006 and 2005, respectively.
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
     On July 2, 2002, after an investigation by the Company’s newly constituted board of directors, the Company filed a cross-complaint in the SEC action against Mr. Muller and others seeking injunctive relief, disgorgement of monies and stock and financial restitution for a variety of acts and omissions in connection with sales of our stock and other transactions occurring between 1998 and 2002. Among other things, the Company alleged that Mr. Muller and certain others sold Company stock without providing adequate consideration to the Company; sold insider shares without making proper disclosures and failed to make necessary filing required under federal securities laws; engaged in self-dealing and entered into various undisclosed related-party transactions; misappropriated for their own use proceeds from sales of the Company’s stock; and entered into various undisclosed arrangement regarding the control, voting and disposition of their stock. On July 30, 2002, the U.S. Federal District Court, Southern District of New York, granted the Company’s application for a preliminary injunction against Mr. Muller and others, which prevented Mr. Muller and other cross-defendants from selling, transferring, or encumbering any assets and property previously acquired from the Company, from selling or transferring any of the Company’s stock that they may own or control, or from taking any action to injure the Company or the Company’s business and from having any direct contact with the Company’s shareholders. The injunctive order also prevents Mr. Muller from engaging in any effort to exercise control over the Company’s corporation and from serving as an officer or director of the Company. While the Company believes that the Company has valid claims, there can be no assurance that an adverse result or settlement would not have a material adverse effect on the Company’s financial position or cash flow..
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
     Mr. Muller subsequently filed a Notice of Appeal from the Judgment resulting from this decision to the Second Circuit Court of Appeals in New York. The clerk of the Court recently issued an Order dismissing this appeal.
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
          Finally, the Court ruled that Mr. Muller had no claim to an alleged $500,000 debt owed to him while the damages of over $9 million remain unpaid. The Court also ruled that other assets that were transferred by Mr. Muller to members of his family through various offshore corporations were also to be disgorged. Because the Court left unresolved an issue concerning claims against one Muller family member, the Company sought a modification of the Order. On February 8, 2007, Judge Maas issued an Amended Order which concluded that all of the STWA shares of Muller or any of his nominees directly or indirectly owned or controlled were to be recaptured by STWA and were subject to disgorgement and forfeiture. With this modification of the October 27, 2007 ruling, this order provides the complete relief requested by the Company in its motion for summary judgment.
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
On January 25, 2006, Mr. Muller’s complaint, filed in the California District Court and transferred to the Federal Court in the Southern District of New York, was assigned to Judge George B. Daniels. That Complaint is currently pending, however, the issues raised in this Complaint arise from the same claims already decided by the Court in its February 8, 2007 Amended Order. The Company plans to file a request to dismiss the pending Complaint on several grounds, including that the claims sought to be litigated in this latter complaint has been included within the Summary Judgment Motions decided against Muller, his nominees and assignees. While the Company believes that the Company has valid claims and defenses, there can be no assurance that an adverse result or outcome on the pending motions or a trial of this case would not have a material adverse effect on our financial position or cash flow.
Employment agreements
     In July 2005, the Company entered into an employment agreement with an individual to serve as a Vice President of Operations for the Company. The agreement expired December 31, 2005, with an automatic one-year extension and provided for annual base compensation of not less than $120,000 per year. During the employment term, the individual is eligible to participate in certain incentive plans, stock option plans and similar arrangements in accordance with the Company’s recommendations at award levels consistent and commensurate with the position and duties hereunder.
     On November 9, 2006, the individual who served as the Company’s Chief Executive Officer and Chief Financial Officer resigned, due to a medical disability. His resignation as Chief Executive Officer took effect on November 20, 2006 and his resignation as Chief Financial Officer takes effect on the earlier to occur of (i) the appointment of his successor or (ii) January 31, 2007. He will continue to serve as a director of the Company.
     Under the terms of the separation agreement as an officer of the Company, he is entitled to be paid out the remainder of the cash portion of his employment agreement through December 31, 2007, in accordance with the Company’s normal pay policies. Options granted to him in February 2006 have been accelerated and will fully vest on November 20, 2006 and be recalculated under 123R; additionally, the former officer will have until November 20, 2007 to exercise such options. He is also entitled to receive a stock option grant in 2007 equal to the lesser of (i) the number of stock options he was granted in 2006 or (ii) the highest number of options granted to any of the then Chief Executive Officer, President or Chief Financial Officer on an annualized basis, on terms no less favorable as granted to such person; provided, however, that such options to be granted to the former officer shall be fully vested upon grant and shall be exercisable for one year from the date of grant. The Company and the former officer have waived any claims they may have against each other and have agreed to mutual indemnification. The Company expensed $345,000 for the remaining term of his employment agreement and benefits for the year ended December 31, 2006.
     Including those agreements entered into prior to 2006, minimum guaranteed compensation payments under employment agreements, as amended, by year are as follows:
     As of December 31:

Year
2007	$868,000
2008	$10,000

Total	$878,000
     During the year ended December 31, 2006, approximately $835,900 was paid for employment agreement.

Consulting agreements
     In April 2006, the Company entered into a one-year agreement with an outside consultant to provide public relations services. The terms of the agreement calls for monthly payments of $7,000. Additionally, the Company issued a five-year warrant to the consultant. The warrant is exercisable for up to 100,000 shares of common stock at an exercise price of $2.30 per share and vests as to 8,333 shares per month commencing April 30, 2006. The shares issuable upon exercise of the warrant have piggyback registration rights. In August 2006 the Company terminated the agreement. The consultant earned 41,665 warrants and the remaining balance of 58,335 were forfeited.
Leases
     During 2003, the Company had entered into a sublease lease agreement with an entity to lease office space for its primary administrative facility. An officer of the Company is an indirect owner of the entity. As amended as of December 31, 2005, the lease term is from November 1, 2003 through October 31, 2007 and carries an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent is $3,740 per month under this lease for approximately 1,225 square feet, and for comprehensive office support services, including reception, parking and conference facilities. The Company occupies less than 25% of the facility and the rent payment is comparable to other space in the area.
     In January 2006, the Company amended the existing sublease agreement whereby it increased its monthly rents from $3,740 to $6,208 and expires July 31, 2007 with an option to renew for two additional years. The increase in rent was for an increase of space of approximately 475 square feet, and for additional common area use, expanded office services, including a computer network and additional parking spaces. Additionally, the Company is leasing two new office spaces for $964 per month beginning July 2006 on a month-to-month basis.
     In November 2003, the Company entered into a lease for a research and development facility located in Queensland, Australia. The term of the lease is from November 15, 2003 through March 15, 2006 and carries an option to renew for two additional years each with an increase of the greater of 5% or the increase in the then current Australian Consumer Price Index. Monthly rent is AUD $1,292 (approximately US $1,000) per month under this lease. In March 2006, the Company entered into a new lease for this facility for a term of two years commencing March 15, 2006. Monthly rent is AUD $1,462 (approximately US $1,100) per month.
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
     Total rent expense under these leases for the years ended December 31, 2006 and 2005, is $165,879 and $44,180, respectively.
     The following is a schedule by years of future minimum rental payments required under the non-cancelable operating leases as of December 31, 2006 and assuming that the Company will exercise its option to renew its leases at its primary administrative facility and its testing facility in Morgan Hill:

Years Ending December 31,

2007	$154,449
2008	150,348
2009	92,343

Total	$397,140

13. Subsequent events
     On January 4, 2007, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Spencer Clarke LLC (“Spencer Clarke”) pursuant to which Spencer Clarke has agreed that for a twelve-month period beginning January 4, 2007, Spencer Clarke will provide the Company with financial consulting services (including but not limited to executive search, strategic partnerships, research on new markets, strategic visibility, etc) to help further develop the Company’s strategic business plan.

     For Spencer Clarke’s services the Company has agreed to pay Spencer Clarke a non-refundable fee of $20,000 per month, payable in advance. The first payment, in the amount of $60,000 and covering three months, was due by the Company on March 1, 2007. No payments have been made under this agreement. The Company will also reimburse Spencer Clarke for expenses it incurs in connection with the performance of its services under the Consulting Agreement, provided that expenses in excess of $2,000 require the Company’s prior approval before such expenses may be incurred by Spencer Clarke.
     On January 8, 2007 the Company engaged an individual to serve as its Chief Financial Officer for a term of one year, subject to earlier termination on 30 days’ notice after the first three months. During the term, he will receive a fee of $4,000 per month, which amount will be increased to $8,000 or more in months during which the Company files its periodic reports with the Securities and Exchange Commission. He will be eligible to receive grants of stock options under the Company’s Stock Option Plan on terms and conditions to be agreed upon between the Company and the individual. He will be reimbursed for business expenses he incurs in connection with the performance of his services as the Company’s Chief Financial Officer.
     On January 10, 2007, the Company issued Morale notes totaling $612,500 discounted by $112,500, resulting in net proceeds to the Company of $500,000. In addition to the discount, 437,500 warrants were issued to Morale. These warrants expire January 10, 2011 and are exercisable at $0.70 per share. The note is convertible at the rate of $0.70 per share into 875,000 shares of the Company’s Common Stock.
     From January 13 through April 27, 2007, the Company conducted an offering (the “2007 PIPE Offering”), through Spencer Clarke, as exclusive placement agent, of up to $2,000,000 principal amount of its 10% convertible notes (the “2007 PIPE Notes”). Interest on the 2007 PIPE Notes, at a rate of 10% per annum, is payable quarterly. The Notes are due nine months from date of issuance. The Notes are convertible into shares of Common Stock at an initial conversion price of $0.70 per share (the “Conversion Shares”). The Company raised $400,000 gross proceeds ($352,000 net proceeds) in the 2007 PIPE Offering.
     The Company has the right to redeem any or all of the outstanding 2007 PIPE Notes in its sole discretion anytime after the termination of the 2007 PIPE Offering and prior to the maturity date of the 2007 PIPE Notes. The redemption price shall be the face amount of the redeemed Notes plus accrued and unpaid interest thereon. Subject to the following sentence, at any time prior to the maturity date of the 2007 PIPE Notes, for each additional $1,000,000 of gross proceeds raised from one or more offerings of the Company’s equity or quasi-equity securities, the Company shall redeem 2007 PIPE Notes with a minimum face value of $500,000 together with accrued and unpaid interest, until the entire outstanding 2007 PIPE Note is redeemed. Certain financings that the Company may conduct outside of North America are exempt from this provision to redeem the 2007 PIPE Notes in whole or in part.
     Investors in the 2007 PIPE Offering received, for no additional consideration, a warrant (the “2007 PIPE Warrant”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 150% of the number of shares of common stock into which the 2007 PIPE Notes are convertible (the “Warrant Shares”). The 2007 PIPE Warrant will be exercisable on a cash basis only and will have registration rights. The 2007 PIPE Warrant is exercisable at an initial price of $1.00 per share, and is exercisable immediately upon issuance and for a period of three years from the date of issuance.
     Promptly, but no later than 90 days following the closing date of the 2007 PIPE Offering, the Company is required to file a registration statement with the SEC to register the Conversion Shares and the Warrant Shares. The Company shall use its best efforts to ensure that such registration statement is declared effective within 120 days after filing.
     From January 1, 2007 through May 9, 2007, the Company received gross proceeds of $699,591 (net proceeds of $643,624) from the issuance of stock under our equity line of credit from Dutchess.
     In February 2007, the Company entered into two license agreements with Temple University, one covering Temple’s current patent application concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution, and the other covering Temple’s current patent application concerning electric field effects on crude oil viscosity, and any and all United States and foreign patents issuing in respect of the technologies described in such applications (individually, a “License Agreement” and collectively, the “License Agreements”). Initially, the License Agreements are exclusive and the territory licensed to the Company is worldwide. Pursuant to the License Agreements, the Company will pay to Temple (i) license fees in the aggregate amount of $250,000.00, payable in three installments of $100,000.00, the first installment of which was paid in March 2007, and $75,000.00 on each of February 2, 2008 and February 2, 2009, respectively; and (ii) annual maintenance fees of $125,000 annually commencing January 1, 2008. In addition, each License Agreement separately provides that the Company will pay royalties to Temple on net sales of products incorporating the technology licensed under that License Agreement in an amount equal to 7% of the first $20 million of net sales, 6% of the next $20 million of net sales and 5% of net sales in excess of $40 million. Sales under the two License

Agreements are not aggregated for purposes of calculating the royalties payable to Temple. In addition, the Company has agreed to bear all costs of obtaining and maintaining patents in any jurisdiction where the Company directs Temple to pursue a patent for either of the licensed technologies. Should the Company not wish to pursue a patent in a particular jurisdiction, that jurisdiction would not be included in the territory licensed to the Company.
     In February 2007, the Company also entered into a research and development agreement (“R&D Agreement”) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement, Temple will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) flow in pipelines. Pursuant to the R&D Agreement, the Company will make payments to Temple in the aggregate amount of $500,000.00, payable in eight non-refundable installments commencing with $123,750, which was paid in March 2007, and $53,750 every three months thereafter until paid in full. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple for the intellectual property covered by those results.
     The Company also has an annual employment agreement with an officer for $60,000 a year, which was renewed on March 1, 2007.