Form 10QSB
period 2007-03-31
SAVE THE WORLD AIR INC
filed 2007-07-24
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The number of shares of the Registrant’s Common Stock outstanding as of June 29, 2007 was 41,962,178 shares.
     Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

SAVE THE WORLD AIR, INC.
FORM 10-QSB
INDEX

i

PART I
Item 1. Financial Statements
SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006

	March 31, 2007	December 31,
	(unaudited)	2006

ASSETS

Current assets
Cash	$92,336	$244,228
Inventory	25,722	21,314
Other current assets	94,143	81,232

Total current assets	212,201	346,774

Property and equipment, net of accumulated depreciation	307,128	322,023

Other assets	4,500	4,500

Total assets	$523,829	$673,297

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS — Continued
MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006

	March 31, 2007	December 31,
	(unaudited)	2006

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities

Accounts payable	$412,518	$233,707
Accrued expenses	473,043	468,413
Accrued research and development fees	95,000	95,000
Accrued professional fees	687,526	594,945
Convertible debentures, net	660,623	177,926

Total current liabilities	2,328,710	1,569,991

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 40,687,707 and 40,081,758 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	40,688	40,082
Common stock to be issued	60,000	60,000
Additional paid-in capital	30,436,189	29,430,821
Deficit accumulated during the development stage	(32,341,758)	(30,427,597)

Total stockholders’ deficiency	(1,804,881)	(896,694)

Total liabilities and stockholders’ deficiency	$523,829	$673,297

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO MARCH 31, 2007

			Cumulative
	March 31,	March 31,	since
	2007	2006	inception

Net sales	$22,000	$—	$52,000
Cost of goods sold	5,360	—	18,760

Gross profit	16,640	—	33,240
Operating expenses	1,279,775	1,755,438	24,182,751

Research and development expenses	340,452	57,294	4,545,866

Non-cash patent settlement cost	—	—	1,610,066

Loss before other income(expense)	(1,603,587)	(1,812,732)	(30,305,443)

Other income(expense)
Other income	87	—	212
Interest income	17	—	16,268
Interest expense	(207,672)	(1,184,573)	(2,963,515)
Financing fee	(47,104)	—	(47,104)
Placement fee	(42,000)	—	(42,000)
Other expense	(13,102)		(13,102)
Settlement of litigation and debt	—	—	1,017,208

Loss before provision for income taxes	(1,913,361)	(2,997,305)	(32,337,476)

Provision for income taxes	800	800	4,282

Net loss	$(1,914,161)	$(2,998,105)	$(32,341,758)

Net loss per common share, basic and diluted	$(0.05)	$(0.10)

Weighted average common shares outstanding, basic and diluted	39,012,446	31,468,333

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO MARCH 31, 2007

						Deficit	Total
						accumulated	stockholders’
				Additional		during the	development
	Common Stock		Common stock	paid-in	Deferred	development	stage
	Shares	Amount	to be issued	capital	compensation	stage	deficiency

Balance, February 18, 1998
(date of inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock on April 18, 1998	10,030,000	10,030	—	14,270	—	—	24,300
Net loss	—	—	—	—	—	(21,307)	(21,307)

Balance, December 31, 1998	10,030,000	10,030		14,270	—	(21,307)	2,993
Issuance of common stock on May 18, 1999	198,003	198	—	516,738	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	5,000,000	5,000	—	—	—	—	5,000
Stock issued for professional services on May 18, 1999	69,122	69	—	49,444	—	—	49,513
Net loss	—	—	—	—	—	(1,075,264)	(1,075,264)

Balance, December 31, 1999	15,297,125	15,297	—	580,452	—	(1,096,571)	(500,822)
Stock issued for employee compensation on February 8, 2000	20,000	20	—	20,580	—	—	20,600
Stock issued for consulting services on February 8, 2000	100,000	100	—	102,900	—	—	103,000
Stock issued for professional services on April 18, 2000	27,000	27	—	91,233	—	—	91,260
Stock issued for directors fees on April 18, 2000	50,000	50	—	168,950	—	—	169,000
Stock issued for professional services on May 19, 2000	5,000	5	—	20,295	—	—	20,300
Stock issued for directors fees on June 20, 2000	6,000	6	—	26,634	—	—	26,640
Stock issued for professional services on June 20, 2000	1,633	2	—	7,249	—	—	7,251
Stock issued for professional services on June 26, 2000	1,257	1	—	6,674	—	—	6,675
Stock issued for employee compensation on June 26, 2000	22,000	22	—	116,798	—	—	116,820
Stock issued for consulting services on June 26, 2000	9,833	10	—	52,203	—	—	52,213
Stock issued for promotional services on July 28, 2000	9,675	9	—	47,205	—	—	47,214
Stock issued for consulting services on July 28, 2000	9,833	10	—	47,975	—	—	47,985
Stock issued for consulting services on August 4, 2000	35,033	35	—	74,585	—	—	74,620
Stock issued for promotional services on August 16, 2000	25,000	25	—	56,225	—	—	56,250
Stock issued for consulting services on September 5, 2000	12,833	13	—	28,861	—	—	28,874
Stock issued for consulting services on September 10, 2000	9,833	10	—	14,740	—	—	14,750
Stock issued for consulting services on November 2, 2000	9,833	10	—	8,643	—	—	8,653

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO MARCH 31, 2007

						Deficit	Total
						accumulated	stockholders’
				Additional		during the	development
	Common Stock		Common stock	paid-in	Deferred	development	stage
	Shares	Amount	to be issued	capital	compensation	stage	deficiency

Stock issued for consulting services on November 4, 2000	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on December 20, 2000	19,082	19	—	9,522	—	—	9,541
Stock issued for filing services on December 20, 2000	5,172	5	—	2,581	—	—	2,586
Stock issued for professional services on December 26, 2000	12,960	13	—	4,912	—	—	4,925
Other stock issuance on August 24, 2000	2,000	2	—	4,258	—	—	4,260
Common shares cancelled	(55,000)	(55)	—	(64,245)	—	—	(64,300)
Net loss	—	—	—	—	—	(1,270,762)	(1,270,762)

Balance, December 31, 2000	15,645,935	15,646	—	1,437,873	—	(2,367,333)	(913,814)
Stock issued for consulting services on January 8, 2001	9,833	10	—	3,038	—	—	3,048
Stock issued for consulting services on February 1, 2001	9,833	10	—	3,235	—	—	3,245
Stock issued for consulting services on March 1, 2001	9,833	10	—	2,743	—	—	2,753
Stock issued for legal services on March 13, 2001	150,000	150	—	47,850	—	—	48,000
Stock issued for consulting services on April 3, 2001	9,833	10	—	2,448	—	—	2,458
Stock issued for legal services on April 4, 2001	30,918	31	—	7,699	—	—	7,730
Stock issued for professional services on April 4, 2001	7,040	7	—	1,753	—	—	1,760
Stock issued for consulting services on April 5, 2001	132,600	132	—	33,018	—	—	33,150
Stock issued for filing fees on April 30, 2001	1,233	1	—	2,033	—	—	2,034
Stock issued for filing fees on September 19, 2001	2,678	2	—	2,274	—	—	2,276
Stock issued for professional services on September 28, 2001	150,000	150	—	92,850	—	—	93,000
Stock issued for directors services on October 5, 2001	100,000	100	—	59,900	—	—	60,000
Stock issued for legal services on October 17, 2001	11,111	11	—	6,655	—	—	6,666
Stock issued for consulting services on October 18, 2001	400,000	400	—	379,600	—	—	380,000
Stock issued for consulting services on October 19, 2001	150,000	150	—	187,350	—	—	187,500
Stock issued for exhibit fees on October 22, 2001	5,000	6	—	6,745	—	—	6,751
Stock issued for directors services on November 2, 2001	1,000,000	1,000	—	949,000	—	—	950,000
Stock issued for consulting services on November 7, 2001	20,000	20	—	16,980	—	—	17,000

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO MARCH 31, 2007

						Deficit
						accumulated	Total
				Additional		during the	stockholders’
	Common Stock		Common stock	paid-in	Deferred	development	development
	Shares	Amount	to be issued	capital	compensation	stage	stage deficiency

Stock issued for consulting services on November 20, 2001	43,000	43	—	42,097	—	—	42,140
Stock issued for consulting services on November 27, 2001	10,000	10	—	9,790	—	—	9,800
Stock issued for consulting services on November 28, 2001	187,000	187	—	183,073	—	—	183,260
Intrinsic value of options issued to employees	—	—	—	2,600,000	(2,600,000)	—	—
Fair value of options issued to non-employees for services	—	—	—	142,318	—	—	142,318
Amortization of deferred compensation	—	—	—	—	191,667	—	191,667
Net loss	—	—	—	—	—	(2,735,013)	(2,735,013)

Balance, December 31, 2001	18,085,847	18,086	—	6,220,322	(2,408,333)	(5,102,346)	(1,272,271)
Stock issued for directors services on December 10, 2002	2,150,000	2,150	—	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	—	—	389,875	—	—	—	389,875
Fair value of options issued to non-employees for services	—	—	—	54,909	(54,909)	—	—
Amortization of deferred compensation	—	—	—	—	891,182	—	891,182
Net loss for the year ended December 31, 2002	—	—	—	—	—	(2,749,199)	(2,749,199)

Balance, December 31, 2002	20,235,847	20,236	389,875	7,133,081	(1,572,060)	(7,851,545)	(1,880,413)
Common stock issued, previously paid for	1,425,000	1,425	(213,750)	212,325	—	—	—
Common stock issued, previously paid for	880,000	880	(220,000)	219,120	—	—	—
Stock issued for cash on March 20, 2003	670,000	670	—	166,830	—	—	167,500
Stock issued for cash on April 4, 2003	900,000	900	—	224,062	—	—	224,962
Stock issued for cash on April 8, 2003	100,000	100	—	24,900	—	—	25,000
Stock issued for cash on May 8, 2003	1,150,000	1,150	—	286,330	—	—	287,480
Stock issued for cash on June 16, 2003	475,000	475	—	118,275	—	—	118,750
Stock issued for legal services on June 27, 2003	83,414	83	—	45,794	—	—	45,877
Debt converted to stock on June 27, 2003	2,000,000	2,000	—	498,000	—	—	500,000
Stock and warrants issued for cash on July 11, 2003	519,000	519	—	129,231	—	—	129,750
Stock and warrants issued for cash on September 29, 2003	1,775,000	1,775	—	441,976	—	—	443,751
Stock and warrants issued for cash on October 21, 2003	1,845,000	1,845	—	459,405	—	—	461,250
Stock and warrants issued for cash on October 28, 2003	1,570,000	1,570	—	390,930	—	—	392,500
Stock and warrants issued for cash on November 19, 2003	500,000	500	—	124,500	—	—	125,000

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO MARCH 31, 2007

						Deficit
						accumulated	Total
				Additional		during the	stockholders’
	Common Stock		Common stock	paid-in	Deferred	development	development
	Shares	Amount	to be issued	capital	compensation	stage	stage deficiency

Finders’ fees related to stock issuances	—	—	43,875	(312,582)	—	—	(268,707)
Common stock paid for, but not issued (25,000 shares)	—	—	6,250	—	—	—	6,250
Amortization of deferred comp	—	—	—	—	863,727	—	863,727
Net loss for year ended December 31, 2003	—	—	—	—	—	(2,476,063)	(2,476,063)

Balance, December 31, 2003	34,128,261	34,128	6,250	10,162,177	(708,333)	(10,327,608)	(833,386)
Common stock issued, previously paid for	25,000	25	(6,250)	6,225	—	—	—
Stock issued for director services on March 31, 2004	50,000	50	—	74,950	—	—	75,000
Stock issued for finders fees on March 31, 2004	82,500	82	—	12,293	—	—	12,375
Stock issued for finders fees on March 31, 2004	406,060	407	—	101,199	—	—	101,606
Stock issued for services on April 2, 2004	65,000	65	—	99,385	—	—	99,450
Debt converted to stock on April 2, 2004	60,000	60	—	91,740	—	—	91,800
Stock issued upon exercise of warrants on May 21, 2004	950,000	950	—	189,050	—	—	190,000
Stock issued for directors services on June 8, 2004	600,000	600	—	1,019,400	—	—	1,020,000
Stock issued for cash on August 25, 2004	550,000	550	—	549,450	—	—	550,000
Stock issued upon exercise of options on August 30, 2004	4,000	4	—	1,596	—	—	1,600
Stock issued for cash on September 8, 2004	25,000	25	—	24,975	—	—	25,000
Stock issued for consulting services on September 15, 2004	50,000	49	—	65,451	—	—	65,500
Stock issued for patent settlement on September 22, 2004	20,000	20	—	24,780	—	—	24,800
Stock issued for research and development on October 6, 2004	65,000	65	—	90,935	—	—	91,000
Stock issued for cash on October 6, 2004	25,000	25	—	24,975	—	—	25,000
Stock issued for cash on October 15, 2004	150,000	150	—	149,850	—	—	150,000
Stock issued upon exercise of stock options on October 21, 2004	6,500	6	—	2,594	—	—	2,600
Stock issued for cash on November 3, 2004	25,000	25	—	24,975	—	—	25,000
Stock issued for cash on November 18, 2004	172,500	173	—	172,327	—	—	172,500
Stock issued for cash on December 9, 2004	75,000	75	—	74,925	—	—	75,000
Stock issued for cash on December 23, 2004	250,000	250	—	249,750	—	—	250,000
Finders fees related to stock issuances	—	—	—	(88,384)	—	—	(88,384)
Common stock paid for, but not issued (119,000 shares)	—	—	119,000	—	—	—	119,000
Intrinsic value of options issued to employees	—	—	—	248,891	(248,891)	—	—

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO MARCH 31, 2007

						Deficit
						accumulated	Total
				Additional		during the	stockholders’
	Common Stock		Common stock	paid-in	Deferred	development	development
	Shares	Amount	to be issued	capital	compensation	stage	stage deficiency

Fair value of options issued to non-employees for services	—	—	—	55,381	(55,381)	—	—
Fair value of warrants issued for settlement costs	—	—	—	1,585,266	—	—	1,585,266
Fair value of warrants issued to non-employees for services	—	—	—	28,872	—	—	28,872
Amortization of deferred compensation	—	—	—	—	936,537	—	936,537
Net loss for year ended December 31, 2004	—	—	—	—	—	(6,803,280)	(6,803,280)

Balance, December 31, 2004	37,784,821	37,784	119,000	15,043,028	(76,068)	(17,130,888)	(2,007,144)
Common stock issued, previously paid for	69,000	69	(69,000)	68,931	—	—	—
Stock issued upon exercise of warrants, previously paid for	50,000	50	(50,000)	49,950	—	—	—
Stock issued for cash on January 20, 2005	25,000	25	—	24,975	—	—	25,000
Stock issued upon exercise of warrants on January 31, 2005	500	1	—	199	—	—	200
Stock issued for cash on February 17, 2005	325,000	325	—	324,675	—	—	325,000
Stock issued for cash on March 31, 2005	215,000	215	—	214,785	—	—	215,000
Stock issued for cash on May 17, 2005	5,000	5	—	4,995	—	—	5,000
Stock issued for cash on June 7, 2005	300,000	300	—	299,700	—	—	300,000
Stock issued for cash on August 5, 2005	480,500	480	—	480,020	—	—	480,500
Stock issued for cash on August 9, 2005	100,000	100	—	99,900	—	—	100,000
Stock issued for cash on October 27, 2005	80,000	80	—	79,920	—	—	80,000
Common stock cancelled on December 7, 2005	(8,047,403)	(8,047)	—	8,047	—	—	—
Stock issued for settlement of payables on December 21, 2005	—	—	57,092	—	—	—	57,092
Stock issued for settlement of payables on December 31, 2005	—	—	555,429	—	—	—	555,429
Finders fees related to stock issuances	—	—	—	(109,840)	—	—	(109,840)
Intrinsic value of options issued to employees	—	—	—	243,750	(243,750)	—	—
Fair value of options issued for settlement costs	—	—	—	31,500	—	—	31,500
Fair value of warrants issued for settlement costs	—	—	—	4,957	—	—	4,957
Fair value of warrants issued to non-employees for services	—	—	—	13,505	—	—	13,505
Amortization of deferred compensation	—	—	—	—	177,631	—	177,631
Warrants issued with convertible notes	—	—	—	756,768	—	—	756,768
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	696,413	—	—	696,413
Net loss for year ended December 31, 2005	—	—	—	—	—	(3,115,186)	(3,115,186)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO MARCH 31, 2007

						Deficit
						accumulated	Total
				Additional		during the	stockholders’
	Common Stock		Common stock	paid-in	Deferred	development	development
	Shares	Amount	to be issued	capital	compensation	stage	stage deficiency

Balance, December 31, 2005	31,387,418	$31,387	$612,521	$18,336,178	$(142,187)	$(20,246,074)	$(1,408,175)
Stock issued, for previously settled payables	846,549	847	(612,521)	611,674	—	—	—
Stock issued upon exercise of warrants on March 23, 2006	25,000	25	—	37,475	—	—	37,500
Stock issued upon exercise of warrants on March 27, 2006	50,000	50	—	74,950	—	—	75,000
Stock issued upon exercise of warrants on March 27, 2006	25,000	25	—	12,475	—	—	12,500
Stock issued upon exercise of warrants on March 30, 2006	10,000	10	—	9,990	—	—	10,000
Stock issued upon exercise of warrants on April 10, 2006	36,250	36	—	18,089	—	—	18,125
Common stock issued for convertible debt on April 10, 2006	269,600	270	—	188,450	—	—	188,720
Stock issued for cash on April 24, 2006	473,000	473	—	737,408	—	—	737,881
Stock issued upon exercise of warrants on April 26, 2006	125,000	125	—	62,375	—	—	62,500
Stock issued upon exercise of warrants on April 26, 2006	100,000	100	—	149,900	—	—	150,000
Common stock issued for convertible debt on April 26, 2006	35,714	36	—	24,964	—	—	25,000
Stock issued upon exercise of warrants on May 6, 2006	200,000	200	—	99,800	—	—	100,000
Stock issued upon exercise of warrants on May 15, 2006	25,000	25	—	37,475	—	—	37,500
Stock issued upon exercise of warrants on May 15, 2006	50,000	50	—	24,950	—	—	25,000
Stock issued for cash on June 7, 2006	873,018	872	—	1,649,136	—	—	1,650,008
Common stock issued for convertible debt on June 7, 2006	1,535,716	1,536	—	1,073,464	—	—	1,075,000
Stock issued upon exercise of warrants on June 8, 2006	900,000	900	—	449,100	—	—	450,000
Stock issued upon exercise of warrants on June 9, 2006	9,000	9	—	4,491	—	—	4,500
Stock issued upon exercise of warrants on June 23, 2006	150,000	150	—	74,850	—	—	75,000
Stock issued upon exercise of warrants on June 23, 2006	15,000	15	—	22,485	—	—	22,500
Common stock issued for convertible debt on June 30, 2006	219,104	219	—	153,155	—	—	153,374
Common stock issued for convertible debt on July 11, 2006	14,603	15	—	10,207	—	—	10,222
Common stock issued for convertible debt on August 7, 2006	1,540,160	1,540	—	1,076,572	—	—	1,078,112
Common stock issued upon exercise of warrants on August 7, 2006	175,000	175	—	262,325	—	—	262,500
Common stock issued upon exercise of warrants on August 21, 2006	50,000	50	—	74,950	—	—	75,000

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO MARCH 31, 2007

						Deficit
						accumulated	Total
				Additional		during the	stockholders’
	Common Stock		Common stock	paid-in	Deferred	development	development
	Shares	Amount	to be issued	capital	compensation	stage	stage deficiency

Common stock issued for cash on August 22, 2006	14,519	15	—	14,504	—	—	14,519
Common stock issued upon exercise of warrants on August 23, 2006	3,683	4	—	3,679	—	—	3,683
Common stock issued upon exercise of warrants on August 28, 2006	5,000	5	—	7,495	—	—	7,500
Common stock issued for convertible debt on September 13, 2006	4,286	4	—	2,996	—	—	3,000
Common stock issued upon exercise of warrants on September 13, 2006	150,000	150	—	74,850	—	—	75,000
Common stock issued for convertible debt on October 16, 2006	66,654	67	—	46,591	—	—	46,658
Common stock issued upon exercise of warrants on November 3, 2006	210,000	210	—	104,790	—	—	105,000
Common stock issued for put on equity line of credit on November 7, 2006	94,470	94	—	115,368	—	—	115,462
Common stock issued for put on equity line of credit on November 14, 2006	7,300	7	—	8,349	—	—	8,356
Common stock issued for put on equity line of credit on November 27, 2006	27,500	28	—	22,913	—	—	22,941
Common stock issued for put on equity line of credit on November 28, 2006	36,500	36	—	30,059	—	—	30,095
Common stock issued for put on equity line of credit on December 6, 2006	73,863	74	—	57,244	—	—	57,318
Common stock issued for put on equity line of credit on December 26, 2006	18,800	19	—	10,377	—	—	10,396
Common stock issued for put on equity line of credit on December 31, 2006	229,050	229	—	135,300	—	—	135,529
Common stock paid for, but not issued	—	—	60,000	—	—	—	60,000
Fair value of options issued to employees and officers	—	—	—	2,253,263	—	—	2,253,263
Fair value of warrants issued for services	—	—	—	401,130	—	—	401,130
Write off of deferred compensation	—	—	—	(142,187)	142,187	—	—
Warrants issued for consulting services	—	—	—	62,497	—	—	62,497
Warrants issued with convertible notes	—	—	—	408,596	—	—	408,596
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	851,100	—	—	851,100
Finders fees related to stock issuances	—	—	—	(284,579)	—	—	(284,579)
Fees paid on equity line of credit	—	—	—	(30,402)	—	—	(30,402)
Net loss for year ended December 31, 2006	—	—	—	—	—	(10,181,523)	(10,181,523)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO MARCH 31, 2007

						Deficit
						accumulated	Total
				Additional		during the	stockholders’
	Common Stock		Common stock	paid-in	Deferred	development	development
	Shares	Amount	to be issued	capital	compensation	stage	stage deficiency

Balance, December 31, 2006	40,081,757	$40,082	$60,000	$29,430,821	$—	$(30,427,597)	$(896,694)
Common stock issued for put on equity line of credit on January 11, 2007	63,000	63	—	39,659	—	—	39,722
Common stock issued for put on equity line of credit on January 22, 2007	58,150	58	—	42,246	—	—	42,304
Common stock issued for put on equity line of credit on February 9, 2007	35,800	36	—	26,009	—	—	26,045
Common stock issued for put on equity line of credit on February 16, 2007	162,000	162	—	112,979	—	—	113,141
Common stock issued for put on equity line of credit on February 26, 2007	71,000	71	—	46,761	—	—	46,832
Common stock issued for put on equity line of credit on March 5, 2007	42,600	43	—	28,056	—	—	28,099
Common stock issued for put on equity line of credit on March 12, 2007	92,900	93	—	62,085	—	—	62,178
Common stock issued for put on equity line of credit on March 19, 2007	47,500	48	—	30,362	—	—	30,410
Common stock issued for put on equity line of credit on March 26, 2007	7,500	7	—	4,722	—	—	4,729
Common stock issued for put on equity line of credit on March 31, 2007	25,500	25	—	15,558	—	—	15,583
Fees paid on equity line of credit	—	—	—	(32,723)	—	—	(32,723)
Warrants issued with convertible notes	—	—	—	291,936	—	—	291,936
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	274,312	—	—	274,312
Fair value of warrants issued to non-employee for services	—	—	—	47,104	—	—	47,104
Fair value of options issued to officer	—	—	—	16,302	—	—	16,302
Net loss for three months ended March 31, 2007		—	—	—	—	(1,914,161)	(1,914,161)

Balance, March 31, 2007 (unaudited)	40,687,707	40,688	60,000	30,436,189	—	(32,341,758)	(1,804,881)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO MARCH 31, 2007

			Cumulative
	March 31,	March 31,	since
	2007	2006	inception
Cash flows from operating activities
Net loss	$(1,914,161)	$(2,998,105)	$(32,341,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	—	—	(1,017,208)
Stock based compensation expense	63,406	879,619	2,964,990
Issuance of common stock for services	—	—	4,668,102
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Loss on valuation of warrants	13,102	—	13,102
Patent acquisition cost	—	—	1,610,066
Amortization of issuance costs and original issue debt	204,593	1,133,935	3,003,898
Amortization of deferred compensation	—	—	3,060,744
Depreciation	53,832	23,312	242,051
Changes in operating assets and liabilities:
Inventory	(4,409)	—	(25,723)
Prepaid expenses and other	(12,911)	269	(94,143)
Other assets	—	—	(4,500)
Accounts payable and accrued expenses	276,023	25,007	2,508,137

Net cash used in operating activities	(1,320,525)	(935,963)	(14,870,785)

Cash flows from investing activities
Purchase of property and equipment	(38,937)	(42,141)	(545,629)

Net cash used in investing activities	(38,937)	(42,141)	(545,629)

Cash flows from financing activities
Net proceeds under equity line of credit	376,320	—	726,015
Increase in payables to related parties and shareholder	—	—	511,450
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	850,000	865,500	3,517,878
Repayment of convertible notes	(18,750)	—	(18,750)
Net proceeds from issuance of common stock and common stock issuable	—	153,127	10,254,949

Net cash provided by financing activities	1,207,570	1,018,627	15,508,750

Net increase (decrease) in cash	(151,892)	40,523	92,336

Cash, beginning of period	244,228	279,821	—

Cash, end of period	$92,336	$320,344	$92,336

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Continued
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD FROM
INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2007

			Cumulative
	March 31,	March 31,	since
	2007	2006	inception

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$3,079	$—	$144,558

Income taxes	$800	$800	$4,282

Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	—	3,202,931
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	—	—	515,000
Issuance of common stock in settlement of payable	—	—	113,981
Cancellation of stock	—	—	8,047
Conversion of accounts payable and accrued expenses to common stock issued	—	—	612,521
Conversion of related party debt to convertible debentures	—	—	45,000
Conversion of convertible debentures to common stock	—	—	2,580,086
Write off of deferred compensation	—	—	142,187
Consulting fee for issuance of stock options	16,302	—	16,302
Financing fee for issuance of warrants	47,104	—	47,104
See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

1. Organization and basis of presentation
Basis of presentation
The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of Save the World Air, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2007, the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements.
Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The consolidated results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.
Description of business
Save the World Air, Inc. (the “Company”) is a green technology company that leverages a suite of patented, patent-pending and licensed intellectual properties related to the treatment of fuels. These technologies utilize either magnetic or uniform electrical fields to alter physical characteristics of fuels and are designed to create a cleaner combustion. Cleaner combustion has been shown to improve performance, enhance fuel economy and/or reduce harmful emissions in laboratory testing.
The Company was incorporated in Nevada on February 18, 1998 under the name Mandalay Capital Corp. The Company changed its name to Save the World Air, Inc. on February 11, 1999 following the purchase of the worldwide exclusive manufacturing, marketing and distribution rights for the ZEFS technology.
During the past several years, the Company has been acquiring new technologies, developing prototype products using the Company’s technologies and conducting scientific

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

tests regarding the technologies and prototype products. The Company’s ECO ChargR™ and MAG ChargR™ products, use fixed magnetic fields to alter some physical properties of fuel, by incorporating our patented and patent-pending ZEFS, MK IV technologies. When fitted to an internal combustion engine, these products are expected to increase power and improve mileage and may also reduce carbon monoxide, hydrocarbons and nitrous oxide emissions and to. The Company also has developed certain products incorporating its CAT-MATE technology, although at this time the Company does not intend to devote significant effort to the commercialization of products incorporating the CAT-MATE technology.
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
The accompanying condensed consolidated financial statements of Save the World Air, Inc. and Subsidiary include the accounts of Save the World Air, Inc. and its wholly-owned subsidiary STWA Asia Pte. Limited, incorporated on January 17, 2006. As of March 31, 2007, the subsidiary held $8,478 in cash and had nominal operating expenses. Intercompany transactions and balances have been eliminated in consolidation.
2. Development stage enterprise
The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.
The Company’s focus is on product development and marketing of proprietary devices that are designed to reduce harmful emissions, and improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines and has not yet generated meaningful revenues. The technologies are called “ZEFS”, “MK IV”, “ELEKTRA” and “CAT-MATE”. The Company is currently marketing its ECO and MAG ChargR products incorporating ZEFS and MK IV technologies in the United States and certain countries in Asia; and the Company is in the early stages of developing ELEKTRA products. Expenses have been funded primarily through the sale of company stock, convertible notes and the exercise of warrants.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

The Company has taken actions to secure the intellectual property rights to the ZEFS, MK IV and CAT-MATE devices and is the worldwide exclusive licensee for patent pending technologies associated with the development of ELEKTRA.
3. Significant Accounting Policies
Revenue Recognition
The Company has adopted Staff Accounting Bulletin 104, “Revenue Recognition” and therefore recognizes revenue based upon meeting four criteria:
•	Persuasive evidence of an arrangement exists;

•	Delivery has Delivery has occurred or services rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectibility is reasonably assured.
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
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three months ended March 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employee or director stock options recognized during the three months ended March 31, 2007. Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the three months ended March 31, 2007 was $16,302.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the periods ended March 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for the periods ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

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
4. Recent Accounting Pronouncements
Statement No. 157
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), SFAS 157 establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on its financial statements.
Interpretation No. 48
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109, “Accounting for Income Taxes (“FIN 48”).” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, The Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of March 31, 2007. Also as of the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.
EITF 00-19-2
Effective in the first quarter of 2007 the Company adopted FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” issued on December 21, 2006 (“FSP 00-19-2”). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

5. Net loss per share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the three months ended March 31, 2007 and 2006, the dilutive impact of outstanding stock options of 4,019,559 and 7,181,257 respectively, and outstanding warrants of 21,409,812 and 22,971,954 have been excluded because their impact on the loss per share is anti-dilutive.
6. Certain relationships and related transactions
Advances from founding executive officer
All of the marketing and manufacturing rights for the ZEFS were acquired from founding officer Jeffery A. Muller, for 5,000,000 shares of common stock, $500,000 and a $10 royalty for each unit sold (see discussion below), pursuant to the Agreement entered into in December 1998, by and between the Company and Mr. Muller. Working capital advances in the amount of $517,208 and payment in the amount of $500,000 for marketing and distribution rights of the ZEFS are due to Mr. Muller. Such amounts are interest free and do not have any due dates for payment.
In January 2000, the Company entered into an agreement offering Mr. Muller and Lynne Muller, Mr. Muller’s wife, the option to purchase 5,000,000 shares each at $0.10 per share as consideration for work performed for the Company. Mrs. Muller subsequently transferred her option to Mr. Muller.
In connection with the Company’s legal proceedings against Mr. Muller (see Note 11), the Company has canceled (i) the 8,047,403 shares of its common stock held by Mr. Muller and/or his affiliates, (ii) the options to acquire an additional 10,000,000 shares of the Company’s common stock held by Mr. Muller personally and (iii) the $1,017,208 of debt which Mr. Muller claimed was owed to him by the Company.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

Loans from related parties
Interest expense recognized under related-party loans was immaterial for all periods presented. Interest expense recognized under related-party loans for the period from February 18, 1998 (date of inception) through March 31, 2007 was $327.
Lease agreement
During 2003, the Company entered into a sublease agreement with an entity to lease office space in North Hollywood, California for its principal executive offices. Bruce H. McKinnon, the former President and Chief Executive Officer and an incumbent director of the Company, is an owner of the sublessor.
In August 2005, the Company amended this sublease agreement. The original lease term was from November 1, 2003 through October 16, 2005 and carried an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent under this lease is $3,740 per month under this lease. The Company exercised its option to renew the lease through October 15, 2007.
In January 2006, the Company further amended this sublease agreement, as a result of taking more space and obtaining expanded support services. The term of the sublease was amended to July 31, 2007 and carries an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent is $6,208 per month under this amended sublease agreement. Additionally, the Company began leasing two additional office spaces for $964 per month beginning July 2006 on a month-to-month basis.
During the three months ended March 31, 2007 and 2006, rent expense under the sublease was $67,015 and $18,624, respectively. The amount for the three months ended March 31, 2007 includes $45,500 with respect to a late penalty of $100 per day since January 1, 2006. The Company does not admit that it owes this amount.
Marketing and promotional services agreement
In July 2006, the Company entered into an agreement with SS Sales and Marketing Group (“SS Sales”), to provide exclusive marketing and promotional services in the western United States and western Canada (the “Territory”) for the Company’s products. SS Sales will also provide advice, assistance and information on marketing the Company’s products in the automotive after-market, and will seek to recruit and establish a market with distributors, wholesalers and others. SS Sales will be paid a commission equal to 5% of the gross amount actually collected on contracts the Company entered into during the contract term for existing or future customers introduced by SS Sales in the Territory. The contact has a term of five years unless sooner terminated by either party on 30 days’ notice. In the event of termination SS Sales will be entitled to receive all commissions payable through the date of termination. No amount was due or paid under this contract as of March 31, 2007. SS Sales is owned by Nathan Shelton, who has served as one of the directors of the Company since February 12, 2007.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

7. Equity line of credit
In September 2006, the Company entered into what is sometimes termed an equity line of credit arrangement. Under the line of credit the Company may, but is not obligated to, put shares of common stock from time to time over a 36-month period, at a purchase price calculated at 97% of the lowest best closing bid for the Company’s common stock for the five trading days following the put notice. The Company may draw up to $10,000,000 under the line of credit. Because the price of the common stock fluctuates and the number of shares of common stock, if any, that the Company may issue, should exercise the put rights under the equity line of credit, will vary, the Company does not know how many shares, if any, will actually issue under the equity line of credit. As of March 31, 2007 the Company has registered and made available 7,000,000 shares of common stock for possible future draws under the line of credit.
As of March 31, 2007 the Company has drawn down $739,138 ($676,013 net of closing costs) of this commitment and issued 1,093,494 shares of common stock, leaving 5,906,506 shares of common stock still available under the equity line of credit.
8. Convertible debentures
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
The value of the Warrants of $696,413, the conversion option of $756,768, and the transaction fees of $123,196 are considered as debt discount and are being amortized over

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

the life of the Notes. During 2005, $318,759 of such discount has been amortized and included in the accompanying statements of operations. The remaining unamortized debit discount as of December 31, 2005 of $1,257,619 has been netted against the convertible debentures.
During the year ended December 31, 2006, the Company issued additional Notes totaling $1,000,000 which included the conversion of $45,000 of debt owed to the Company’s Chief Financial Officer. The Company paid related transaction fees of $89,500 resulting in net proceeds to the Company of $865,500. In addition to the cash paid for transaction fees, 117,857 additional Warrants were issued to certain placement agents. These Warrants expire between August 31, 2007 and February 9, 2008 and are exercisable at a price of $1.00 per share.
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
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

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
During the three months ended March 31, 2007, the Company issued Morale Notes totaling $612,500 discounted by $112,500, resulting in net proceeds to the Company of $500,000. In addition to the discount, 437,500 warrants were issued to Morale. These warrants expire January 10, 2011 and are exercisable at $0.70 per share. The note is convertible at the rate of $0.70 per share into 875,000 shares of the Company’s Common Stock.
The aggregate value of the Morale Warrants issued in connection with the offering were valued at $118,955 the Black-Scholes option valuation model with the following

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

assumptions; risk-free interest rate of 4.68%; dividend yield of 0%; volatility factors of the expected market price of common stock of 245%; and an expected life of five years (statutory term) and vest over 180 days. The Company also determined that the notes contained a beneficial conversion feature of $231,455.
The value of the Morale Warrants of $109,826, the conversion option of $222,326 and the transaction fees of $112,500 are considered as debt discount and being amortized over the life of the note.
During the three months ended March 31, 2007, the Company conducted an offering (the “2007 PIPE Offering”), through Spencer Clarke LLC, as exclusive placement agent, of up to $2,000,000 principal amount of its 10% convertible notes (the “2007 PIPE Notes”). Interest on the 2007 PIPE Notes, at a rate of 10% per annum, is payable quarterly. The Notes are due nine months from date of issuance. The Notes are convertible into shares of Common Stock at an initial conversion price of $0.70 per share (the “Conversion Shares”).
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
During the three months ended March 31, 2007, the Company issued $350,000 of the PIPE Notes and 750,001 warrants. The Company had related transaction fees of $42,000 resulting in net proceeds to the Company of $308,000. In addition to the transaction fees, 75,000 Warrants were issued to certain placement agents. These Warrants expire March 1, 2010 and are exercisable at a price of $1.00 per share.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

The aggregate value of the Warrants issued in connection with the offerings and to the finder were valued at $214,179 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.40% to 5.16%; dividend yield of 0%; volatility factors of the expected market price of common stock of 100.28% to 114.98%; and an expected life of two years (statutory term). The company also determined that the notes contained a beneficial conversion feature of $42,857.
The value of the Warrants of $283,807, the conversion option of $265,183 and the transaction fees of $112,500 are considered as debt discount and are being amortized over the life of the Notes.
For the three months ended March 31, 2007 and 2006, $204,593 and $1,133,936 of all the total discounts has been amortized and included in the accompanying statement of operations.
During the three months ended March 31, 2007 and 2006, no Notes were converted to shares of stock.
9. Capital stock
As of March 31, 2007, the Company has authorized 200,000,000 shares of its common stock, of which 40,687,707 shares were issued and outstanding.
During the year ended December 31, 2005, the Company issued 1,599,500 shares of common stock and 1,599,500 warrants, each warrant to acquire a share of common stock at an exercise price of $1.50 per share, for net proceeds of $1,490,660. The 1,599,500 warrants were issued to investors as part of an equity agreement and were not ascribed any value in the accompanying financial statements. Of the 1,599,500 shares of common stock issued, the Company issued 69,000 shares of common stock for which payment was previously received. The Company also issued 50,500 shares of common stock for the exercise of warrants, 50,000 of which payment was previously received.
The warrants issued above were part of a private offering of 2,872,000 shares of common stock and warrants that began July 29, 2004 and concluded on July 22, 2005. The expiration date of each of the warrants was previously extended by one hundred eighty (180) days from its original expiration date. On February 6, 2006, the Company extended the expiration date for each of the warrants by an additional one hundred eighty-five (185) days, for a total extension of one year from its original expiration date.
During the year ended December 31, 2005, the Company agreed to issue 846,548 shares of common stock in settlement of accrued expenses of $612,521. These shares were reflected as common stock to be issued in the accompanying December 31, 2005 financial statements, and were subsequently issued in 2006.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

In late 2005 and early 2006, the Company conducted an offering (the “Bridge Offering”) and sold an aggregate $1,075,000 principal amount of its 9% convertible subordinated notes (the “Bridge Notes”) and issued warrants (“Bridge Warrants”) to purchase up to 2,303,568 shares of the Company’s common stock at $1.00 per share, to certain investors. Net proceeds to the Company from the sale of the Bridge Notes were $935,250. All of the Bridge Notes were converted voluntarily by the holders of the Bridge Notes into 1,535,715 shares of the Company’s common stock (the “Bridge Shares”), at a conversion price of $0.70 per share, on or prior to the maturity date of the Bridge Notes on May 31, 2006.
In April 2006, the Company conducted an offering (the “Overseas Offering”) and sold 473,000 shares of the Company’s common stock at $1.56 per share and issued warrants to purchase up to 118,250 shares of our common stock at an exercise price of $2.60 per share, to two overseas investors. The Company raised $737,881 gross proceeds ($667,803 net proceeds) in this offering.
In May 2006, the Company conducted an offering (the “PIPE Offering”) and sold 873,018 shares of the Company’s common stock (the “PIPE Shares”) at $1.89 per share and issued warrants (the “PIPE Warrants”) to purchase up to 436,511 shares of the Company’s common stock at $2.70 per share, through the Company’s exclusive placement agent, Spencer Clarke LLC (“Spencer Clarke”). The Company raised $1,650,009 gross proceeds ($1,435,508 net proceeds) in the PIPE Offering.
On June 28, 2006, the Company filed a registration statement to register the Bridge Shares and the PIPE Shares, and the shares of the Company’s common stock issuable upon exercise of the Bridge Warrants, the PIPE Warrants and warrants issued to Spencer Clarke for various investment banking and other related services, including services in connection with the Bridge Offering, the Overseas Offering and the PIPE Offering. The registration statement was declared effective by the SEC on July 24, 2006.
During the year ended December 31, 2006, convertible notes in the amount of $2,576,379 of the Company’s previously issued and outstanding Investor Notes were converted to 3,680,540 shares of common stock, at a conversion rate of $0.70 per share. In addition, $3,707 of accrued interest was converted to 5,296 shares of common stock, at a conversion rate of $0.70 per share. The Company did not receive any proceeds in connection with the conversion of the Investor Notes.
During the year ended December 31, 2006, individuals exercised outstanding warrants to purchase 2,328,452 shares of common stock for gross and net proceeds of $1,623,327.
10. Stock options and warrants
The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Plan (the “Plan”). As of December 31, 2005, the Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan, increasing the authorized

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

shares by 2,000,000 shares to 7,000,000 shares. At March 31, 2007, 2,980,441 shares of common stock were available to be granted under the Plan. Prior to 2004, the Company granted to officers of the Company outside the Plan options to purchase 3,250,000 shares of common stock, which options are still outstanding.
Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at March 31, 2007 and December 31, 2006 was 7.56 years and 5.53 years, respectively. Stock option activity for the three months ended March 31, 2007 and the year ended December 31, 2006 was as follows, which includes 3,250,000 options granted outside the Plan:

	Weighted Avg.	Weighted Avg.
	Options	Exercise Price
Options, January 1, 2004	13,250,000	0.11
Options granted	1,172,652	1.03
Options exercised	—	—
Options cancelled	—	—

Options, December 31, 2004	14,422,652	0.18
Options granted	2,085,909	0.92
Options exercised	—	—
Options cancelled	(10,000,000)	0.10

Options, December 31, 2005	6,508,561	0.53
Options granted	1,313,605	1.21
Options exercised	(2,860,000)	0.10
Options forfeited	(962,607)	0.84
Options cancelled	—	—

Options, December 31, 2006	3,999,559	0.99
Options granted (unaudited)	20,000	0.85
Options exercised (unaudited)	—	—
Options forfeited (unaudited)	—	—
Options cancelled (unaudited)	—	—

Options, March 31, 2007 (unaudited)	4,019,559	$0.99

During the three months ended March 31, 2007, the Company granted an option for 20,000 shares to an officer. The options were valued at $16,302 using the Black-Scholes pricing model.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

Options outstanding at March 31, 2007 and the related weighted average exercise price and remaining life information is as follows: (Unaudited)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

			Total		Exercisable
		Weighted	weighted		weighted
		average	average		Average
Exercise	Total options	remaining	exercise		exercise
prices	outstanding	life in years	price	Options exercisable	price
0.40	250,000	4.55	0.40	250,000	0.40
0.85	2,095,000	8.58	0.85	2,095,000	0.85
0.98	650,000	6.16	0.98	650,000	0.98
1.00	370,000	8.23	1.00	370,000	1.00
1.15	193,912	6.93	1.15	193,912	1.15
1.69	310,647	8.90	1.69	310,647	1.69
2.26	150,000	3.56	2.26	30,000	2.26

$0.40-$2.26	4,019,559	7.56	$0.99	3,899,559	$0.95

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
Black-Scholes value of employee options
During the three months ended March 31, 2007, the Company valued employee options at the grant date using the Black-Scholes pricing model with the following average assumptions:

Expected life (years)	5.26
Risk free interest rate	4.02%
Volatility	188.83%
Expected dividend yield	0.00%

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

The weighted average fair value for options granted in 2005 was $0.69.
Warrants
The following table summarizes certain information about the Company’s stock purchase warrants.

		Weighted Avg.
	Warrants	Exercise Price
Warrants outstanding, January 1, 2004	14,252,414	$0.48
Warrants granted	2,372,500	1.27
Warrants exercised	(960,500)	0.20
Warrants cancelled	—	—

Warrants outstanding, December 31, 2004	15,664,414	0.62
Warrants granted	5,198,574	1.16
Warrants exercised	(50,500)	0.99
Warrants cancelled	(20,000)	1.50

Warrants outstanding, December 31, 2005	20,792,488	0.75
Warrants granted	3,624,894	1.28
Warrants exercised	(2,328,452)	0.68
Warrants cancelled	(1,191,619)	1.46

Warrants outstanding, December 31, 2006	20,897,311	0.81
Warrants granted (unaudited)	1,262,501	0.90
Warrants exercised (unaudited)
Warrants cancelled (unaudited)	(750,000)	1.50

Warrants outstanding, March 31, 2007 (unaudited)	21,409,812	0.78

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
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

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
During the three months ended March 31, 2007, the Company did not issue any warrants for services other than what is stated in Note 7.
11. Research and development
The Company has research and development facilities in Morgan Hill, California and Queensland, Australia. The Company has expanded research and development to include application of the ZEFS, MK IV and CAT-MATE technologies for diesel engines, motorbikes, boats, generators, lawnmowers and other small engines. The Company has purchased test vehicles, test engines and testing equipment. The Company has completed testing on products incorporating its ZEFS, MK IV and CAT-MATE technologies for multiple automobiles, trucks motorcycles, off-road vehicles and stationary engines, the results of which have been provided to RAND Corporation (RAND) for evaluation. RAND oversees the research and development facilities. The Company also uses third party research and development facilities in Los Angeles, California for the development of the ZEFS and CAT-MATE devices. The Company spent $340,452 and $57,294 for the three months ended March 31, 2007 and 2006, respectively.
12. Going concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidate financial statements, the Company had a net loss of $1,914,161 and a negative cash flow from operations of $1,320,525 for the three months ended March 31, 2007, and had a working capital deficiency of $2,116,509 and a stockholders’ deficiency of $1,804,881 at March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

13. Commitments and contingencies
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
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

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
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

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
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

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
On July 19, 2007, Scottish Glen Golf Company, Inc. doing business as KZG (“KZG”) sued the Company in Los Angeles Superior Court, alleging unlawful detainer by the Company of its leased corporate offices at 5125 Lankershim Boulevard, North Hollywood, California, and failure to pay past due rent and penalties in the aggregate amount of $104,413.20. In its complaint, KZG also seeks attorney fees. The Company does not admit that it owes the entire amount claimed by KZG.
Employment agreements
In July 2005, the Company entered into an employment agreement with an individual to serve as a Vice President of Operations for the Company. The agreement expired December 31, 2005, with an automatic one-year extension and provided for annual base salary of not less than $120,000 per year. Effective February 21, 2006, the individual was promoted to Executive Vice President, his annual base salary was increased from $120,000 per year to $150,000 per year and the term of his employment agreement was extended to December 31, 2007. Effective August 8, 2006, the individual was promoted to Chief Operating Officer and his annual base salary was increased from $150,000 per year to $200,000 per year. During the employment term, the individual is eligible to participate in certain incentive plans, stock option plans and similar arrangements in accordance with the Company’s recommendations at award levels consistent and commensurate with the position and duties hereunder.
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
Under the terms of the separation agreement as an officer of the Company, he is entitled to be paid out the remainder of the cash portion of his employment agreement through December 31, 2007, in accordance with the Company’s normal pay policies. Options granted to him in February 2006 have been accelerated, vested on November 20, 2006

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

and were recalculated under 123R; additionally, the former officer will have until November 20, 2007 to exercise such options. He is also entitled to receive a stock option grant in 2007 equal to the lesser of (i) the number of stock options he was granted in 2006 or (ii) the highest number of options granted to any of the then Chief Executive Officer, President or Chief Financial Officer on an annualized basis, on terms no less favorable as granted to such person; provided, however, that such options to be granted to the former officer shall be fully vested upon grant and shall be exercisable for one year from the date of grant. The Company and the former officer have waived any claims they may have against each other and have agreed to mutual indemnification. The Company expensed $345,000 for the remaining term of his employment agreement and benefits for the year ended December 31, 2006.
Including those agreements entered into prior to 2006, minimum guaranteed compensation payments under employment agreements, as amended, by year are as follows:
As of December 31:

Year
2007	$741,000
2008	$10,000

Total	$751,000
During the quarter ended March 31, 2007, approximately $127,000 was paid for employment agreement.
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
Leases
During 2003, the Company entered into a sublease agreement with an entity to lease office space in North Hollywood, California for its principal executive offices. Bruce H. McKinnon, the former President and Chief Executive Officer and an incumbent director of the Company, is an owner of the sublessor.
In August 2005, the Company amended this sublease agreement. The original lease term was from November 1, 2003 through October 16, 2005 and carried an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent under this

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

lease is $3,740 per month under this lease. The Company exercised its option to renew the lease through October 15, 2007.
In January 2006, the Company further amended this sublease agreement, as a result of taking more space and obtaining expanded support services. The term of the sublease was amended to July 31, 2007 and carries an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent is $6,208 per month under this amended sublease agreement. Additionally, the Company began leasing two additional office spaces for $964 per month beginning July 2006 on a month-to-month basis.
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
In September 2005, the Company entered into a lease for a testing facility located in Morgan Hill, California. The term of the lease is from September 1, 2005 through August 31, 2007 and carries an option to renew for two additional years at the then prevailing market rate. Monthly rent is $2,240 per month under this lease. The lease was amended in February 2006 for additional space. Monthly rate under the amended lease is $4,160 per month. The Company currently intends to renew this lease prior to the end of the term on August 31, 2007.
Total rent expense under these leases for the three-month periods ended March 31, 2007 and 2006, is $83,798 and $33,769, respectively. The amount for the three months ended March 31, 2007 includes $45,500 with respect to a late penalty of $100 per day since January 1, 2006. The Company does not admit that it owes this amount.
The following is a schedule by years of future minimum rental payments required under the non-cancelable operating leases as of March 31, 2007.

Years Ending December 31,

2007	$88,348
2008	55,680
2009	37,120

Total	$181,148

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

14. Subsequent events
From April 1, 2007 through June 25, 2007, the Company received gross proceeds of $583,012 (net proceeds of $536,371) from the issuance of stock under the Company’s equity line of credit from Dutchess.
The Company received $50,000 ($44,000 net proceeds) from an investor in the 2007 PIPE Offering.
A former officer of the Company advanced $33,179 to pay for a liability of the Company that he had personally guaranteed. This amount will be repaid to that former officer at some date in the future.
From June 13, 2007 through June 26, 2007, the Company conducted a private offering (the “Spring 2007 Offering”) of up to $550,000 aggregate face amount of its convertible notes (the “Spring 2007 Notes”) with a small number of accredited investors. Of this amount, $451,000 aggregate face amount of the Spring 2007 Notes were sold for an aggregate purchase price of $410,000. Therefore, while the stated interest rate on the Spring 2007 Notes is 0%, the actual interest rate on the Spring 2007 Notes is 10%. The Spring 2007 Notes mature on the first anniversary of their date of issuance. The Spring 2007 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s Common Stock for the five trading days preceding the closing dates of the Spring 2007 Offering (the “Conversion Prices”). Up to 1,210,489 Conversion Shares are initially issuable at Conversion Prices of either $0.34 or $0.53 per share, depending upon which of the two closing dates of the Spring 2007 Offering the Spring 2007 Notes were sold.
Each of the investors in the Spring 2007 Offering received, for no additional consideration, a warrant (the “Spring 2007 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Spring 2007 Notes are convertible (the “Warrant Shares”). Each Spring 2007 Warrant is exercisable on a cash basis only at an initial price of $0.50 per share, and is exercisable immediately upon issuance and for a period of two years from the date of issuance. Up to 605,242 Warrant Shares are initially issuable on exercise of the Spring 2007 Warrants.
The Company received $410,000 gross and net proceeds in the 2007 Spring Offering. The proceeds of the Spring 2007 Offering will be used for general corporate purposes and working capital.
On July 12, 2007, KZ Golf, Inc. “(“KZG”), the Company’s landlord, presented to the Company a Three-Day Notice to Pay or Quit, demanding payment of unpaid rent, additional rent and penalties, in the aggregate amount of $104,413 as of such date. In addition to the unpaid rent during 2007, it is apparently KZG’s position that there is a discrepancy in the calculation of base rent as far back as April 1, 2004 and that a penalty of $100 per day should be imposed continuously since January 1, 2006 under the terms of a certain

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

provision of the sublease between the Company and KZG (the “2006 Sublease”). The Company does not admit that it owes the entire amount claimed by KZG. The Company did not exercise its option to renew the 2006 Sublease.
On June 15, 2007, the Company and Bruce H. McKinnon agreed and entered into an agreement that Mr. McKinnon would resign as Chief Executive Officer of the Company effective on the first to occur of (i) the appointment of a new Chief Executive Officer by the Board of Directors and (ii) July 31, 2007. At the time of the filing of the Form 8-K and as stated therein, it was intended that Mr. McKinnon would continue to serve as President of the Company and would continue to receive the compensation provided for in accordance with the provisions of the employment agreement dated as of October 5, 2005 between the Company and Mr. McKinnon, through December 31, 2007, the end of the term of that agreement. Additionally, as stated in the Form 8-K, Mr. McKinnon will continue to serve as a director of the Company, until he has resigned, been removed by the stockholders or not been re-elected to the Board. The Company and Mr. McKinnon have waived any claims they may have against each other and have agreed to mutual indemnification.
On July 18, 2007, Bruce H. McKinnon was removed by the Board of Directors as President and Chief Executive Officer of the Company and its wholly-owned subsidiary, STWA Asia, effective immediately. Mr. McKinnon also was removed by the Board of Directors as a director of STWA Asia, effective immediately. Mr. McKinnon will continue to serve as a director of the Company, until he has resigned, been removed by the stockholders or not been re-elected to the Board.
Also on July 18, 2007, the Board of Directors of the Company appointed Charles Blum as President and Chief Executive Officer of the Company. Mr. Blum will assume his positions within the next several days. Mr. Blum was also appointed to the Board of Directors to fill the vacancy created by the resignation on June 5, 2007 of Maj. Gen. Dennis M. Kenneally (Ret.), such appointment to take effect upon Mr. Blum’s joining the Company as President and Chief Executive Officer.
Effective July 18, 2007, the Company entered into an employment agreement with Mr. Blum (the “Blum Employment Agreement”), pursuant to which Mr. Blum will serve as the Company’s President and Chief Executive Officer, commencing on a mutually agreed date but not later than August 1, 2007. Pursuant to the Blum Employment Agreement, Mr. Blum’s employment is for a one-year term, subject to automatic one-year extensions and provides for annual base compensation of $200,000 per year, subject to periodic review and adjustment. In addition, Mr. Blum will receive an automobile allowance of $900 per month and four weeks of paid vacation annually. Mr. Blum is entitled to participate in all employee benefit plans that the Company makes available to its employees generally; provided that if Mr. Blum elects not to participate in the Company’s group medical insurance plan, he will be reimbursed in an amount equal to the lesser of (i) the premium the Company would have paid to include him as a participant in that group health insurance plan and (ii) the sums paid by him in connection with maintaining his private health insurance. The Company will also reimburse Mr. Blum the reasonable costs paid by him for maintaining DSL Internet access and other direct costs of maintaining an office at

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

his home, but only until such time as the Company shall provide him with an office at a location reasonably acceptable to him.
Mr. Blum is eligible to receive stock option grants under the Company’s stock option plan and will receive an initial grant of options to purchase a number of shares of the Company’s common stock equal to the result of 100,000 divided by the closing price of a share of the Company’s common stock (the “Closing Price”) on the date Mr. Blum assumes his position as Chief Executive Officer and President of the Company (the “Effective Date”). The options will vest on the first anniversary of the Effective Date and will be exercisable at the Closing Price for 10 years from the Effective Date.
Additionally, on the first anniversary of the Effective Date, Mr. Blum is eligible to receive a stock option grant under the Company’s stock option plan to purchase a number of shares of the Company’s common stock equal to the result of 100,000 divided by the Closing Price on the first anniversary of the Effective Date. These options will vest on the second anniversary of the Effective Date and will be exercisable at the Closing Price on the first anniversary of the Effective Date for 10 years from the date of grant.
Mr. Blum is eligible to receive an annual cash bonus in an amount equal to 2% of the Company’s net profit, if any, for its most recently completed fiscal year, computed in accordance with generally accepted accounting principles applied consistently with prior periods. The bonus shall be payable, if at all, on the anniversary date of employment of each year of the term if Mr. Blum continues to be employed by the Company on the relevant payment date.
The Blum Employment Agreement also contains terms and conditions customary in agreements of this kind, including provisions relating to protection of the Company’s intellectual property, non-disclosure and non-solicitation. The Blum Employment Agreement also provides, among other things, that if Mr. Blum’s employment should terminate by reason of a change of control of the Company he is entitled to continue to receive compensation and participate in the Company’s employee benefit plans for a period of 12 months following such termination.
As an interim matter, on July 18, 2007, the Board of Directors appointed incumbent director and former President and Chief Executive Officer Eugene E. Eichler as Acting President and Acting Chief Executive Officer of the Company. Mr. Eichler will serve in these capacities, without compensation, through July 24, 2007. Mr. Blum will assume his positions as President and Chief Executive Officer on July 25, 2007.
On July 19, 2007, KZG sued the Company in Los Angeles Superior Court, alleging unlawful detainer by the Company of its leased corporate offices at 5125 Lankershim Boulevard, North Hollywood, California and failure to pay past due rent and penalties in the aggregate amount of $104,413.20. In its complaint, KZG also seeks attorney fees. The Company does not admit that it owes the entire amount claimed by KZG.

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
          Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.
Overview
          The following discussion and analysis of our consolidated financial condition and consolidated results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-QSB and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
          We are a development stage company that generated our first revenues in the fourth quarter of 2006. Our focus is on research and development, and initial sales and marketing, of products incorporating our proprietary and patented technology, which is designed to reduce harmful emissions, and/or improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines. We have devoted the bulk of our efforts to the completion of the design, the development of our production models, testing of devices and the promotion of our products in the marketplace. We anticipate that these efforts will continue during 2007.
          We face significant challenges in generating revenue and maintaining adequate working capital during the remainder of 2007 as a result of several factors. Among other things, to date our distributors, primarily located in Asia, have placed fewer orders than we had expected them to place under the terms of our distribution agreements with them. This resulted in our having less revenue and therefore less working capital available for the further development of our business at a time when the operating costs of our business have been increasing. Additionally, certain long-term financing transactions that we were negotiating earlier this year have not materialized. In turn, this lack of adequate working capital has put additional pressures on our ability to meet our obligations as they come due, including without limitation, being able to order and pay for the tooling and manufacture of products from third parties for sale to our distributors, being able to pay for shipment and freight duties in connection with such sales, being able to make our filings with the Securities and Exchange Commission (the “SEC”) in a timely manner, being able to prepare and file our proxy statement and schedule our 2007 annual meeting of stockholders, and being able to pay our professional advisors in a timely manner. We will require significant additional outside capital during 2007 in order to meet all of our obligations, produce products for sale and ship such products.
          Given our current circumstances, we anticipate that revenue will remain nominal for at least the next few quarters, and unless and until we can simultaneously raise capital, reduce our expenses and generate more meaningful revenue from the sale of our products. See “Results of Operations” and “Liquidity and Capital Resources” below.
          We are in the process of renegotiating certain terms of our distribution agreement with Golden Allied Enterprises (Group) Co., Ltd. (“GAE”), our distributor in China. Among other things, we currently expect that we will again defer certain of GAE’s order deadlines, including GAE’s revised obligation to order 100,000 units by July 31, 2007 (previously extended from July 31, 2006), by up to one additional year until July 31, 2008, and that GAE will become a non-exclusive distributor (rather than an exclusive distributor) for our ECO ChargR, MAG ChargR and Elektra products in China, while maintaining its exclusivity for the distribution of ZEFS and CAT-MATE products in China. These negotiations have not concluded and therefore are subject to change. Additionally, we have informally modified the terms of our distribution agreements with each of our distributors in China, Indonesia and Vietnam, so that none of these distributors is required to post letters of credit prior to or at the time that they place any further orders with us. These modifications may increase somewhat our exposure in terms of being paid in a timely fashion for products we ship to these distributors.
          Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in the three-month period ended March 31, 2007 and subsequent to the end of the three-month period ended March 31, 2007, and we will need to raise substantial additional capital during 2007, and possibly beyond, to fund our sales and marketing efforts, the manufacture of products to our distributors, continuing research and development, and certain other expenses, unless and until our revenue base grows sufficiently.
Results of Operations
          Revenues were $22,000 for the three-month period ended March 31, 2007, compared to $0 for the three-month period ended March 31, 2006. Cost of goods sold were $5,360 for the three-month period ended March 31, 2007, compared to $0 for the three-month period ended March 31, 2006.
          Operating expenses were $1,279,775 for the three-month period ended March 31, 2007, compared to $1,755,438 for the three-month period ended March 31, 2006, a decrease of $475,663. This decrease is attributable to a decrease in non-cash expenses of $832,797, offset by an increases in cash expenses of $357,134. Specifically, the non-cash decrease is attributable to the revaluation of options and warrants given to employees and consultant ($863,317), offset by an increase in depreciation ($30,520). Increases in cash expenses are attributable to increases in consulting and professional fees ($173,633), travel expenses ($40,557), salaries and benefits ($34,138), exhibits and trade show ($24,562), office and other expenses ($68,176), and corporate expenses ($16,068).
          Research and development expenses were $340,452 for the three-month period ended March 31, 2007, compared to $57,294 for the three-month period ended March 31, 2006, an increase of $283,158. This increase is attributable to an increase in product testing, research and supplies ($279,573), offset by a credit from RAND Corporation ($50,000), and decreases in consulting fees ($31,683) and travel and related expenses ($14,732).

          Other expense for the three-month period ended March 31, 2007 were $309,774, compared to $1,184,573 for the three-month period ended March 31, 2006, a decrease of $874,799. This decrease is attributable to decreases in non-cash interest expense ($929,343), cash interest expense ($47,559) and other income ($104), offset by an increase in financing costs ($102,207).
          We had a net loss of $1,914,161, or $0.05 per share, for the three-month period ended March 31, 2007, compared to a net loss of $2,998,105, or $0.10 per share, for the three-month period ended March 31, 2006. We expect to incur additional net loss in the fiscal year ending December 31, 2007, primarily attributable to continued operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.
Liquidity and Capital Resources
          General
          We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of March 31, 2007, we had cash of $92,336 and an accumulated deficit of $32,341,758. Our negative operating cash flow in the three-month period ended March 31, 2007 was funded primarily through the sale of convertible notes, as well as sales of our stock by Dutchess Private Equity Fund, LLP (“Dutchess”) under our equity line of credit.
          The condensed consolidated financial statements accompanying this Quarterly Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $1,914,161 and a negative cash flow from operations of $1,320,525 for the three-month period ended March 31, 2007, and a stockholders’ deficiency of $1,804,881 as of March 31, 2007, and a net loss of $10,181,523 and a negative cash flow from operations of $5,197,587 for the year ending December 31, 2006, and a stockholders’ deficiency of $896,694 as of December 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds, generate revenue and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
          Our current liabilities greatly exceed our assets and we are unable to meet our obligations as they become due. Additionally, we have been unable to make certain payments to various parties for amounts currently owed to them.
          We face significant challenges in generating revenue and maintaining adequate working capital during the remainder of 2007 as a result of several factors. Among other things, to date our distributors, primarily located in Asia, have placed fewer orders than we had expected them to place under the terms of our distribution agreements with them. This resulted in our having less revenue and therefore less working capital available for the further development of our business at a time when the operating costs of our business have been increasing. Additionally, certain long-term financing transactions that we were negotiating earlier this year have not materialized. In turn, this lack of adequate working capital has put additional pressures on our ability to meet our obligations as they come due, including without limitation, being able to order and pay for the tooling and manufacture of products from third parties for sale to our distributors, being able to pay for shipment and freight duties in connection with such sales, being able to make our filings with the SEC in a timely manner, being able to prepare and file our proxy statement and schedule our 2007 annual meeting of stockholders, and being able to pay our professional advisors and outside consultants in a timely manner. We will require significant additional outside capital during 2007 in order to meet all of our obligations, produce products for sale and ship such products.
          During the three-month period ended March 31, 2007, we raised an aggregate $1,259,043 gross proceeds ($1,184,320 net proceeds) from the sale of our stock and the issuance of debt, as follows:

•	Gross and net proceeds of $500,000 from the issuance of a convertible note and related warrants in a private offering to Morale Orchard, LLC (“Morale”) on January 10, 2007. The face amount of the note is $612,500 and is due on January 9, 2008.

•	Gross proceeds of $350,000 (net proceeds of $30,000) from the issuance of notes and related warrants in a private offering (the “2007 PIPE Offering”) conducted by Spencer Clarke, LLC (“Spencer Clarke”), as exclusive placement agent, that began in January 2007 and was completed on April 27, 2007.

•	Gross proceeds of $409,043 (net proceeds of $376,320) from the issuance of stock under our equity line of credit from Dutchess.
          Subsequent to end of the three-month period ended March 31, 2007 and through June 26, 2007, we raised an aggregate $1,043,012 gross proceeds ($990,371 net proceeds) from the sale of our stock and the issuance of debt, as follows:
•	Gross proceeds of $50,000 (net proceeds of $44,000) from the issuance of notes and related warrants in the 2007 PIPE Offering.

•	Gross proceeds of $583,012 (net proceeds of $536,371) from the issuance of stock under our equity line of credit from Dutchess.

•	Gross and net proceeds of $410,000 from the issuance of convertible notes and related warrants in a private offering (the “Spring 2007 Offering”).
          Details of Recent Financing Transactions
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
          In connection with the equity line of credit, we filed a Registration Statement with the SEC (the “Dutchess Registration Statement”) on October 6, 2006 to register 7,000,000 shares of Common Stock that we may issue under the equity line of credit and the Dutchess Registration Statement was declared effective by the SEC on October 30, 2006.
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
          Promptly, but no later than 90 days following the closing date of the 2007 PIPE Offering, the Company is required to file a registration statement with the SEC to register the Conversion Shares and the Warrant Shares. The Company shall use its best efforts to ensure that such registration statement is declared effective within 120 days after filing. Due to the Company’s current cash flow and liquidity difficulties, including its inability to file all of its reports with the SEC in a timely manner, the Company was unable to meet its obligations to file the registration statement required under the terms of the 2007 PIPE Offering in a timely manner, the deadline for which was June 27, 2007. The Company has begun discussions with Spencer Clarke, on behalf of the holders of the 2007 PIPE Notes, for an extension of time to file the registration statement, but it is not known what, if any, arrangements will be made in this matter.
          2007 Spring Offering. From June 13, 2007 through June 26, 2007, the Company conducted a private offering (the “Spring 2007 Offering”) of up to $550,000 aggregate face amount of its convertible notes (the “Spring 2007 Notes”) with a small number of accredited investors. Of this amount, $451,000 aggregate face amount of the Spring 2007 Notes were sold for an aggregate purchase price of $410,000. Therefore, while the stated interest rate on the Spring 2007 Notes is 0%, the actual interest rate on the Spring 2007 Notes is 10%. The Spring 2007 Notes mature on the first anniversary of their date of issuance. The Spring 2007 Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s Common Stock for the five trading days preceding the closing dates of the Spring 2007 Offering (the “Conversion Prices”). Up to 1,210,489 Conversion Shares are initially issuable at Conversion Prices of either $0.34 or $0.53 per share, depending upon which of the two closing dates of the Spring 2007 Offering the Spring 2007 Notes were sold.
          Each of the investors in the Spring 2007 Offering received, for no additional consideration, a warrant (the “Spring 2007 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Spring 2007 Notes are convertible (the “Warrant Shares”). Each Spring 2007 Warrant is exercisable on a cash basis only at an initial price of $0.50 per share, and is exercisable immediately upon issuance and for a period of two years from the date of issuance. Up to 605,242 Warrant Shares are initially issuable on exercise of the Spring 2007 Warrants.
          The Company received $410,000 gross and net proceeds in the 2007 Spring Offering. The proceeds of the Spring 2007 Offering will be used for general corporate purposes and working capital.

          With the exception of some of the proceeds of the Spring 2007 Offering, the net proceeds of all of the offerings discussed above are largely exhausted and we have cash on hand to meet expenses only for a short period of time. In order to fund our capital needs for the foreseeable future, including the operations of our business, and the repayment of our outstanding Bridge Notes and our 2007 PIPE Notes, both of which series of notes are due by the end of 2007, and the Morale Orchards Notes, which are due in December 2007 and January 2008, as well as the Spring 2007 Notes, which are due in June 2008, we must raise substantial additional funds, in addition to the funds required to continue to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University, costs associated with product development and commercialization of the ELEKTRA technology, costs to manufacture and ship our products, costs to design and implement an effective system of internal controls and disclosure controls and procedures, costs of maintaining our status as a public company by filing periodic reports with the SEC, and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2007 and beyond.
          In light of the Company’s financial commitments over the next several months and its liquidity constraints, we are implementing cost reduction measures in all areas of operations, including but not limited to personnel lay-offs and/or reductions in work, reductions in marketing and advertising, deferral of placing orders to manufacturers of our ECO ChargR and MAG ChargR products for sale to our existing distributors, reductions in research and development and product development of ELEKTRA products, and reductions of certain other expenses. We intend to review these measures on an ongoing basis and make additional decisions as may be required.
          We my continue to use our equity line of credit for some of our additional requirements for 2007. However, the equity line of credit will not be sufficient to meet all of our current liabilities and other obligations in 2007. Among other things, the thin trading of our common stock may limit our ability to use the equity line of credit without adversely affecting the price of our common stock. Therefore, in addition to the recently-completed Spring 2007 Offering, the Company is actively pursuing additional financing alternatives, but no commitments have been received and, accordingly, no assurance can be given that any financing will be available or, if available, that it will be on terms that are satisfactory to the Company. At present, we have relatively few financing options available to us.
          Contractual Obligations
          The following table discloses our contractual commitments for future periods. Long-term commitments are comprised operating leases and minimum guaranteed compensation payments under employment and other agreements. See Note 13 to Notes to Condensed Consolidated Financial Statements.

Year ending December 31,	Operating Leases(1)		Guaranteed Payments
2007	$149,156	(1)	$1,585,338	(3)
2008	$55,680		$300,000	(4)
2009	$37,120	(2)	$75,000	(5)

	$241,956		$1,960,338

(1)	This amount includes, with respect to the North Hollywood facility: (i) unpaid base rent from February 2007 through July 2007, in the aggregate amount of $43,032; (ii) $963 with respect to partially unpaid rent for January 2007; and (iii) a $100 per day penalty from January 1, 2006 through July 31, 2007, in the aggregate amount of $57,700, for unpaid rent and/or unpaid late fees claimed by the landlord, for which the landlord claims we are liable pursuant to a certain provision of the sublease. We believe that there are numerous reasons why we should not be liable for most, or all, of any such penalties; however, no assurance can be given that we would not be liable for any or all of such penalties. We have not renewed the sublease for our corporate offices at North Hollywood, California, which expires on July 31,

2007. See Part II, Item 5, “Other Information” and Notes 13 and 14 to Notes to Condensed Consolidated Financial Statements, for additional information regarding this matter. We have assumed that we will renew the lease for our engineering, production and testing facility at Morgan Hill, California when it expires on August 31, 2007, on the existing terms, including rent, for an additional two-year period, expiring on July 31, 2009. We currently intend to renew this lease.

(2)	Does not include rent for (i) our corporate offices at North Hollywood, California beyond July 31, 2007 or (ii) our engineering, production and testing facility at Morgan Hill, California beyond August 31, 2009, which are the expiration dates of the respective renewal terms for those two leases.

(3)	Consists of an aggregate $545,600 in total compensation, including base salary and certain contractually-provided benefits, to two executive officers, pursuant to employment agreements that expire on December 31, 2007, and to one additional officer, pursuant to an employment agreement that expires on February 28, 2008; $385,000 in licensing fees to Temple University; $322,800 in severance payments to a former officer; $240,000 in consulting fees to Spencer Clarke; and $91,938 in fees to certain other consultants.

(4)	Consists of licensing fees in the amount of $290,000 due to Temple University; and salary in the amount of $10,000 for two months to an officer, pursuant to an employment agreement that expires on February 28, 2008. Does not include compensation to our two executive officers, whose employment agreements expire on December 31, 2007.

(5)	Consists of licensing fees due to Temple University. Does not include compensation to our two executive officers, whose employment agreements expire on December 31, 2007.
          Licensing Fees to Temple University. We have obtained a license from Temple University for their patent-pending uniform electric field technology, tentatively called ELEKTRA™. The ELEKTRA technology consists of passing fuel through a specific strong electrical field.
          We have entered into two license agreements with Temple University, one covering Temple University ‘s current patent application concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution, and the other covering Temple University’s current patent application concerning electric field effects on crude oil viscosity, and any and all United States and foreign patents issuing in respect of the technologies described in such applications (individually, a “License Agreement” and collectively, the “License Agreements”). Initially, the License Agreements are exclusive and the territory licensed to the Company is worldwide. Pursuant to the License Agreements, the Company will pay Temple University (i) license fees in the aggregate amount of $250,000.00, payable in three installments of $100,000.00, the first installment of which was paid in March 2007, and $75,000.00 on each of February 2, 2008 and February 2, 2009, respectively; and (ii) annual maintenance fees of $125,000 annually commencing January 1, 2008. In addition, each License Agreement separately provides that the Company will pay royalties to Temple University on net sales of products incorporating the technology licensed under that License Agreement in an amount equal to 7% of the first $20 million of net sales, 6% of the next $20 million of net sales and 5% of net sales in excess of $40 million. Sales under the two License Agreements are not aggregated for purposes of calculating the royalties payable to Temple University. In addition, the Company has agreed to bear all costs of obtaining and maintaining patents in any jurisdiction where the Company directs Temple University to pursue a patent for either of the licensed technologies. Should the Company not wish to pursue a patent in a particular jurisdiction, that jurisdiction would not be included in the territory licensed to the Company.
          We have also entered into a research and development agreement (“R&D Agreement”) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement, Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) flow in pipelines. Pursuant to the R&D Agreement, we will make payments to Temple University in the aggregate amount of $500,000.00, payable in eight non-refundable installments commencing with $123,750, which was paid in March 2007, and $53,750 every three months thereafter until paid in full. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.
          We are current in our payments to Temple University under the License Agreements through March 31, 2007. However, a payment of $53,750 with respect to the R&D Agreement, which was due in June 2007, has not yet been made to Temple University.
          Severance Payments to Former Officers. On November 9, 2006, Eugene E. Eichler resigned as our Chief Executive Officer and Chief Financial Officer, due to a medical disability. Mr. Eichler’s resignation as Chief Executive Officer took effect on November 20, 2006 and his resignation as Chief Financial Officer took effect on the appointment of his successor on January 8, 2007.
          Under the terms of Mr. Eichler’s separation as an officer of the Company, he is entitled to be paid out the remainder of the cash portion of his employment agreement, at a rate of $300,000 per annum, through December 31, 2007, in accordance with the Company’s normal pay policies. Options granted to him in February 2006 have been accelerated and fully vested on November 20, 2006; additionally, Mr. Eichler will have until November 20, 2007 to exercise such options. Mr. Eichler is also entitled to receive a stock option grant in 2007 equal to the lesser of (i) the number of stock options Mr. Eichler was granted in 2006 or (ii) the highest number of options granted to any of the then Chief Executive Officer, President or Chief Financial Officer on an annualized basis, on terms no less favorable as granted to such person; provided, however, that such options to be granted to Mr. Eichler shall be fully vested upon grant and shall be exercisable for one year from the date of grant. The Company and Mr. Eichler have waived any claims they may have against each other and have agreed to mutual indemnification.
          Of the payments we are required to make under this arrangement, we have paid $25,000 for January 2007 and have accrued but not yet paid $50,000 through March 31, 2007, by agreement between the Company and Mr. Eichler.
          On June 15, 2007, the Company and Bruce H. McKinnon agreed and entered into an agreement that Mr. McKinnon would resign as Chief Executive Officer of the Company effective on the first to occur of (i) the appointment of a new Chief Executive Officer by the Board of Directors and (ii) July 31, 2007. Mr. McKinnon will continue to serve as President of the Company and to receive the compensation provided for in accordance with the provisions of the Employment Agreement between Mr. McKinnon and the Company dated as of October 5, 2005 through December 31, 2007, the end of the term of that agreement. In addition Mr. McKinnon will continue to serve as a Director of the Company, until he has resigned, been removed by the stockholders or not been re-elected to the Board. The Company and Mr. McKinnon have waived any claims they may have against each other and have agreed to mutual indemnification.
          On July 18, 2007, Bruce H. McKinnon was removed by the Board of Directors as President and Chief Executive Officer of the Company and its wholly-owned subsidiary, STWA Asia Pte. Limited (“STWA Asia”), effective immediately. See Part II, Item 5, “Other Information”.
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

          For Spencer Clarke’s services, we have agreed to pay Spencer Clarke a non-refundable fee of $20,000 per month, payable in advance. The first payment, in the amount of $60,000 and covering three months, was payable by us on March 15, 2007. We will also reimburse Spencer Clarke for expenses they incur in connection with the performance of their services under the Consulting Agreement, provided that expenses in excess of $2,000 require our prior approval before they may be incurred by Spencer Clarke.
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
          To date, we have not made any payments under the Consulting Agreement and have accrued $60,000 through March 31, 2007 with respect to this obligation.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our consolidated financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to the useful life of the assets. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
     The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the consolidated results that we report in our financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation.. For a more detailed discussion of the accounting policies of the Company, see Note 2 of Notes to the condensed consolidated financial statements.
     We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing our condensed consolidated financial statements as described in Note 1 to Notes to condensed consolidated financial statements. Actual results could differ from those estimates.
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
          The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the Company’s stock option plans for the years ended December 31, 2006 and 2005 and for the period from inception (February 18, 1998) to December 31, 2006. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula (“Black-Scholes model”) and amortized to expense over the options’ requisite service periods (vesting periods).

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

          On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under APB 25 for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
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
          As of December 31, 2005, there was $142,187 of total unrecognized compensation costs recognized within the shareholders’ deficit related to non-vested share-based compensation arrangements granted under the 2004 Stock Option Plan. See Note 10 to Notes to Condensed Consolidated Financial Statements. This cost was written off against Additional Paid-in Capital when SFAS 123R was adopted.
          The Company accounts for stock option and warrant grants issued to non-employees for goods and services using the guidance of SFAS 123 and Emerging Issues Task Force (“EITF”) No. 96-18:

“Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such option and warrant grants is determined using the Black-Scholes model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.
          Business and credit concentrations
          The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of March 31, 2007 and December 31, 2006, before adjustments for outstanding checks and deposits in transit, the Company had $92,336 and $244,228, respectively, on deposit with three banks. The deposits are federally insured up to $100,000 on each bank.
          Inventories
          Inventories are valued at the lower of cost (first-in, first-out) or market and primarily consist of finished goods.
          Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing the Company’s condensed consolidated financial statements. Actual results could differ from those estimates.
          Fair value of financial instruments
          The carrying amounts of financial instruments, including cash, accounts payable and accrued expenses, convertible notes, and payables to related parties approximate fair value because of their short maturity as of March 31, 2007 and December 31, 2006.
Recent Accounting Pronouncements
          Statement No. 157
          In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), SFAS 157 establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
          Interpretation No. 48
          Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109, “Accounting for Income Taxes (“FIN 48”).” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.
          The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, The Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of March 31, 2007. Also as of the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.
          EITF 00-19-2
          Effective in the first quarter of 2007 the Company adopted FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” issued on December 21, 2006 (“FSP 00-19-2”). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.

Item 3. Controls and Procedures
          a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are not adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These matters persist despite our having developed and partially implemented a plan to ensure that all information will be recorded accurately, processed effectively, summarized promptly and reported on a timely basis. Our plan to date has involved, in part, reallocation of responsibilities among officers, various other personnel and some of our directors, and hiring additional personnel. We began to implement this plan during 2005, including the hiring in August 2005 of a Controller who is a Certified Public Accountant. However, in December 2006 our Controller retired and in January 2007 our Chief Financial Officer retired, although our former Controller still provides certain financial consulting services for us. We have hired a new part-time Chief Financial Officer and a full-time Controller, although the latter is not a Certified Public Accountant. One of several specific additional steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
          (b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
          Litigation Involving Jeffrey A. Muller
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
     Litigation Involving Sublessor of Corporate Offices
     On July 19, 2007, Scottish Glen Golf Company, Inc. doing business as KZG (“KZG”) sued us in Los Angeles Superior Court, alleging unlawful detainer by us of our leased corporate offices at 5125 Lankershim Boulevard, North Hollywood, California, and failure to pay past due rent and penalties in the aggregate amount of $104,413.20. In its complaint, KZG also seeks attorney fees. Bruce H. McKinnon, the Company’s former President and Chief Executive Officer, and an incumbent director, is an owner of KZG. Mr. McKinnon’s wife is the President of KZG.
     As disclosed in a Current Report on Form 8-K which we filed with the SEC on July 18, 2007, on July 12, 2007, KZG had presented to us a Three-Day Notice to Pay or Quit, demanding payment of unpaid rent, additional rent and penalties, in the aggregate amount of $104,413 as of such date. In addition to the unpaid rent during 2007, it was apparently KZG’s position, taken for the first time, that there is a discrepancy in the calculation of base rent as far back as April 1, 2004 and that a penalty of $100 per day should be imposed continuously since January 1, 2006 under the terms of a certain provision of the 2006 Sublease.
     We strongly disagree with the apparent position of KZG that there is a discrepancy in the calculation of base rent as far back as April 1, 2004 and that a penalty of $100 per day should be imposed continuously since January 1, 2006 under the terms of a certain provision of the current sublease with KZG. There may also be other aspects of KZG’s positions or apparent positions with which we strongly disagree. We may also have counterclaims against KZG and its officers and directors.
     We are currently reviewing the complaint and will formulate our answer to the suit. While we believe that we have valid claims and defenses, given the inherent uncertainties of litigation, we cannot predict the outcome of this matter. Accordingly, there can be no assurance that an adverse result or outcome of this matter would not have a material adverse effect on our financial position or cash flow. Please also see Part II, Item 5, “Other Information” for additional information regarding this matter.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          In January 2007, we issued a $612,500 principal amount promissory note (for which we received $500,000 in gross and net proceeds) to Morale. In connection with this issuance, we also issued to Morale a warrant to purchase 437,500 shares of our common stock at an exercise price of $0.70 per share.
          During the three-month period ended March 31, 2007, we sold $350,000 aggregate principal amount of our 2007 PIPE Notes and warrants to purchase an aggregate 750,001 shares of our common stock at $1.00 per share.
          Subsequent to end of the three-month period ended March 31, 2007 and through April 27, 2007, we sold $50,000 aggregate principal amount of our 2007 PIPE Notes and warrants to purchase an aggregate 107,143 shares of our common stock at $1.00 per share.
          Also subsequent to the end of the three-month period ended March 31, 2007 and through June 26, 2007, we sold $451,000 aggregate face amount of the Spring 2007 Notes, convertible into shares of our common stock at either $0.34 or $0.53 per share, and warrants to purchase an aggregate 1,815,731 shares of our common stock at $0.50 per share. Because the 2007 Spring Notes were issued at a discount to their face amount, gross and net proceeds to the Company were $410,000.
          The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.
Item 3. Defaults Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          None
Item 5. Other Information
          The Company’s principal executive offices consist of leased space in North Hollywood, California. The Company subleases this space from KZ Golf, Inc. (“KZG”). Bruce H. McKinnon, the Company’s former President and Chief Executive Officer, and an incumbent director, is an owner of KZG. Mr. McKinnon’s wife is the President of KZG.
          The Company originally entered into a sublease with KZG on October 16, 2003, which sublease expired on October 16, 2005. The Company exercised an option to renew the sublease, which renewal term was due to expire on October 15, 2007. Through October 16, 2005, the rent was $3,400 per month for approximately 1,225 square feet, and for comprehensive office support services, including reception, parking and conference facilities. During the extended lease term, the rent was $3,740 per month.
          In connection with the Company’s need to acquire additional office space and expanded services as its business activities were then growing, the Company entered into a new sublease dated as of January 1, 2006 with KZG (the “2006 Sublease”), replacing the original sublease and the terms applicable under the extended term thereof. The 2006 Sublease is for a term of 19 months, expiring July 31, 2007. The new rent under the 2006 Sublease is $6,208 per month for approximately 1,700 square feet of office space, and for additional common area use, expanded office support services, including a computer network, and additional parking spaces. The Company has the right to renew the 2006 Sublease for an additional term of two years at a 10% increase over the then-current rent.
          Thereafter, in July 2006, the Company acquired two additional offices comprising approximately 250 square feet, and additional parking spaces, for which the Company pays KZG $964 per month in additional rent on a month-to-month basis, or a total of $7,172 per month.
          Due to the Company’s current cash flow difficulties, it has not been able to make most of its payments to KZG commencing January 2007. On July 12, 2007, KZG presented to the Company a Three-Day Notice to Pay or Quit, demanding payment of unpaid rent, additional rent and penalties, in the aggregate amount of $104,413 as of such date. In addition to the unpaid rent during 2007, it is apparently KZG’s position, taken for the first time, that there is a discrepancy in the calculation of base rent as far back as April 1, 2004 and that a penalty of $100 per day should be imposed continuously since January 1, 2006 under the terms of a certain provision of the 2006 Sublease.
          For numerous reasons, the Company strongly disagrees with the apparent position of KZG that there is a discrepancy in the calculation of base rent as far back as April 1, 2004 and that a penalty of $100 per day should be imposed continuously since January 1, 2006 under the terms of a certain provision of the 2006 Sublease. There may also be other aspects of KZG’s positions or apparent positions with which the Company strongly disagrees. The Company intends to fully assess the situation, closely monitor all developments, continue discussions with KZG and take any and all such action as may be necessary or appropriate. The Company did not exercise its option to renew the 2006 Sublease. The Company is actively pursuing new office space, although alternate arrangements have not been finalized as of the date of this Report.
          As previously announced in a Current Report on Form 8-K filed with the SEC on June 15, 2007 (the “Form 8-K”), on June 15, 2007, the Company and Bruce H. McKinnon agreed and entered into an agreement that Mr. McKinnon would resign as Chief Executive Officer of the Company effective on the first to occur of (i) the appointment of a new Chief Executive Officer by the Board of Directors and (ii) July 31, 2007. At the time of the filing of the Form 8-K and as stated therein, it was intended that Mr. McKinnon would continue to serve as President of the Company and would continue to receive the compensation provided for in accordance with the provisions of the employment agreement dated as of October 5, 2005 between the Company and Mr. McKinnon, through December 31, 2007, the end of the term of that agreement. Additionally, as stated in the Form 8-K, Mr. McKinnon will continue to serve as a director of the Company, until he has resigned, been removed by the stockholders or not been re-elected to the Board. The Company and Mr. McKinnon have waived any claims they may have against each other and have agreed to mutual indemnification.

          On July 18, 2007, Bruce H. McKinnon was removed by the Board of Directors as President and Chief Executive Officer of the Company and its wholly-owned subsidiary, STWA Asia, effective immediately. Mr. McKinnon also was removed by the Board of Directors as a director of STWA Asia, effective immediately. Mr. McKinnon will continue to serve as a director of the Company, until he has resigned, been removed by the stockholders or not been re-elected to the Board.
          Also on July 18, 2007, the Board of Directors of the Company appointed Charles Blum as President and Chief Executive Officer of the Company. Mr. Blum will assume his positions within the next several days. Mr. Blum was also appointed to the Board of Directors to fill the vacancy created by the resignation on June 5, 2007 of Maj. Gen. Dennis M. Kenneally (Ret.), such appointment to take effect upon Mr. Blum’s joining the Company as President and Chief Executive Officer. Since retiring from his previous position in July 2002, Mr. Blum, age 69, served as a business consultant. From July 1980 to July 2002, Mr. Blum served as President of the Specialty Equipment Market Association (SEMA).
          Effective July 18, 2007, the Company entered into an employment agreement with Mr. Blum (the “Blum Employment Agreement”), pursuant to which Mr. Blum will serve as the Company’s President and Chief Executive Officer, commencing on a mutually agreed date but not later than August 1, 2007. Pursuant to the Blum Employment Agreement, Mr. Blum’s employment is for a one-year term, subject to automatic one-year extensions and provides for annual base compensation of $200,000 per year, subject to periodic review and adjustment. In addition, Mr. Blum will receive an automobile allowance of $900 per month and four weeks of paid vacation annually. Mr. Blum is entitled to participate in all employee benefit plans that the Company makes available to its employees generally; provided that if Mr. Blum elects not to participate in the Company’s group medical insurance plan, he will be reimbursed in an amount equal to the lesser of (i) the premium the Company would have paid to include him as a participant in that group health insurance plan and (ii) the sums paid by him in connection with maintaining his private health insurance. The Company will also reimburse Mr. Blum the reasonable costs paid by him for maintaining DSL Internet access and other direct costs of maintaining an office at his home, but only until such time as the Company shall provide him with an office at a location reasonably acceptable to him.
          Mr. Blum is eligible to receive stock option grants under the Company’s stock option plan and will receive an initial grant of options to purchase a number of shares of the Company’s common stock equal to the result of 100,000 divided by the closing price of a share of the Company’s common stock (the “Closing Price”) on the date Mr. Blum assumes his position as Chief Executive Officer and President of the Company (the “Effective Date”). The options will vest on the first anniversary of the Effective Date and will be exercisable at the Closing Price for 10 years from the Effective Date.
          Additionally, on the first anniversary of the Effective Date, Mr. Blum is eligible to receive a stock option grant under the Company’s stock option plan to purchase a number of shares of the Company’s common stock equal to the result of 100,000 divided by the Closing Price on the first anniversary of the Effective Date. These options will vest on the second anniversary of the Effective Date and will be exercisable at the Closing Price on the first anniversary of the Effective Date for 10 years from the date of grant.
          Mr. Blum is eligible to receive an annual cash bonus in an amount equal to 2% of the Company’s net profit, if any, for its most recently completed fiscal year, computed in accordance with generally accepted accounting principles applied consistently with prior periods. The bonus shall be payable, if at all, on the anniversary date of employment of each year of the term if Mr. Blum continues to be employed by the Company on the relevant payment date.
          The Blum Employment Agreement also contains terms and conditions customary in agreements of this kind, including provisions relating to protection of the Company’s intellectual property, non-disclosure and non-solicitation. The Blum Employment Agreement also provides, among other things, that if Mr. Blum’s employment should terminate by reason of a change of control of the Company he is entitled to continue to receive compensation and participate in the Company’s employee benefit plans for a period of 12 months following such termination.
          The Board of Directors has determined that Mr. Blum is not independent as a director under the standards currently in effect of the Nasdaq Stock Market and he will not serve on any standing committees of the Board of Directors. A description of the transactions, if any, during the past two years to which the Company was or is to be a party and in which Mr. Blum had or is to have a material interest is not presently available, but based on information currently available to the Company and based further on information received from Mr. Blum, the Company currently believes that no such transactions exist.
          As an interim matter, on July 18, 2007, the Board of Directors appointed incumbent director and former President and Chief Executive Officer Eugene E. Eichler as Acting President and Acting Chief Executive Officer of the Company. Mr. Eichler will serve in these capacities, without compensation, through July 24, 2007. Mr. Blum will assume his positions as President and Chief Executive Officer on July 25, 2007.
          Mr. Eichler’s biographical information has previously been provided, most recently on pages 34-35 of the prospectus dated October 30, 2006, which was filed with the SEC on November 1, 2006. Additionally, the details of Mr. Eichler’s earlier separation and the terms of his separation agreement, including compensation, were disclosed under (i) Part II, Item 5, “Other Information”, of the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006, at pages 46-47, which was filed with the SEC on November 14, 2006; and (ii) Item 5.02(b), “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers”, of the Company’s Current Report on Form 8-K, which was filed with the SEC on January 12, 2007. A description of other transactions during the past two years to which the Company was or is to be a party and in which Mr. Eichler had or is to have a material interest have been disclosed from time to time in the reports and other filings that the Company makes with the SEC. Mr. Eichler does not currently serve on any standing committees of the Board of Directors.
          On July 19, 2007, KZG sued us in Los Angeles Superior Court, alleging unlawful detainer by us of our leased corporate offices at 5125 Lankershim Boulevard, North Hollywood, California, and failure to pay past due rent and penalties in the aggregate amount of $104,413.20. See Part II, Item 1, “Legal Proceedings — Litigation Involving Sublessor of Corporate Offices”.

Item 6. Exhibits

Exhibit No.	Description

10.1†	Separation Agreement and General Mutual Release of Claims dated as of June 15, 2007 between the Company and Bruce H. McKinnon

10.2†	Employment Agreement dated as of July 18, 2007 between the Company and Charles Blum

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

†	Management contract or compensatory plan or arrangement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SAVE THE WORLD AIR, INC.
Date: July 24, 2007	By:	/s/ CHARLES K. DARGAN II
Charles K. Dargan II
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1†	Separation Agreement and General Mutual Release of Claims dated as of June 15, 2007 between the Company and Bruce H. McKinnon

10.2†	Employment Agreement dated as of July 18, 2007 between the Company and Charles Blum

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

†	Management contract or compensatory plan or arrangement.