Form 10QSB
period 2007-06-30
SAVE THE WORLD AIR INC
filed 2007-08-20
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-29185
SAVE THE WORLD AIR, INC.
(Exact name of registrant as specified in its charter)

Nevada	52-2088326
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
235 Tennant Avenue
Morgan Hill, California 95037
(Address, including zip code, of principal executive offices)
(408) 778-0101
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

SAVE THE WORLD AIR, INC.
FORM 10-QSB
INDEX
 i

PART I
Item 1. Financial Statements
SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31,
	(unaudited)	2006
ASSETS

Current assets
Cash	$223,882	$244,228
Inventory	41,193	21,314
Other current assets	73,282	81,232

Total current assets	338,357	346,774

Property and equipment, net of accumulated depreciation	257,701	322,023

Other assets	4,500	4,500

Total assets	$600,558	$673,297

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

	June 30, 2007	December 31,
	(unaudited)	2006
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities

Accounts payable	$708,145	$233,707
Accrued expenses	587,985	468,413
Accrued research and development fees	95,000	95,000
Accrued professional fees	489,407	594,945
Convertible debentures, net	1,247,098	177,926

Total current liabilities	3,127,635	1,569,991

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 41,962,178 and 40,081,758 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	41,963	40,082
Common stock to be issued	60,000	60,000
Additional paid-in capital	31,240,901	29,430,821
Deficit accumulated during the development stage	(33,869,941)	(30,427,597)

Total stockholders’ deficiency	(2,527,077)	(896,694)

Total liabilities and stockholders’ deficiency	$600,558	$673,297

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					For the Period
					From February 18,
	For the Three months ended		For the Six months ended		1998 (Date of
	June 30,		June 30,		Inception) through
	2007	2006	2007	2006	June 30, 2007
Net sales	$—	$—	$22,000	$—	$52,000
Cost of goods sold	—	—	5,360	—	18,760

Gross profit	—	—	16,640	—	33,240

Operating expenses	1,023,787	1,852,870	2,303,562	3,607,840	25,206,538

Research and development expenses	100,731	121,111	441,183	178,873	4,646,597

Non-cash patent settlement costs	—	—	—	—	1,610,066

Loss before other income (expense)	(1,124,518)	(1,973,981)	(2,728,105)	(3,786,713)	(31,429,961)

Other income (expense)
Other income	90	125	177	125	302
Interest income	33	6,976	50	6,976	16,301
Interest expense	(265,996)	(1,025,345)	(473,668)	(2,209,918)	(3,229,511)
Financing fees	—		(47,104)		(47,104)
Placement fee	(6,000)		(48,000)		(48,000)
Loss on valuation of warrants	(131,792)		(144,894)		(144,894)
Settlement of litigation and debt	—	—	—	—	1,017,208

Total other income (expense)	(403,665)	(1,018,244)	(713,439)	(2,202,817)	(2,435,698)

Loss before provision for income taxes	(1,528,183)	(2,992,225)	(3,441,544)	(5,989,530)	(33,865,659)

Provision for income taxes	—	—	800	800	4,282

Net loss	$(1,528,183)	$(2,992,225)	$(3,442,344)	$(5,990,330)	$(33,869,941)

Net loss per share, basic and diluted	$(0.04)	$(0.09)	$(0.09)	$(0.18)

Weighted average shares outstanding, basic and diluted	39,746,015	33,661,360	37,297,407	32,816,890

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO JUNE 30, 2007

				Additional		Deficit accumulated	Total stockholders’
	Common Stock		Common stock	paid-in	Deferred	during the	development
	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Balance, February 18, 1998
(date of inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock on April 18, 1998	10,030,000	10,030	—	14,270	—	—	24,300
Net loss	—	—	—	—	—	(21,307)	(21,307)

Balance, December 31, 1998	10,030,000	10,030		14,270	—	(21,307)	2,993
Issuance of common stock on May 18, 1999	198,003	198	—	516,738	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	5,000,000	5,000	—	—	—	—	5,000
Stock issued for professional services on May 18, 1999	69,122	69	—	49,444	—	—	49,513
Net loss	—	—	—	—	—	(1,075,264)	(1,075,264)

Balance, December 31, 1999	15,297,125	15,297	—	580,452	—	(1,096,571)	(500,822)
Stock issued for employee compensation on February 8, 2000	20,000	20	—	20,580	—	—	20,600
Stock issued for consulting services on February 8, 2000	100,000	100	—	102,900	—	—	103,000
Stock issued for professional services on April 18, 2000	27,000	27	—	91,233	—	—	91,260
Stock issued for directors fees on April 18, 2000	50,000	50	—	168,950	—	—	169,000
Stock issued for professional services on May 19, 2000	5,000	5	—	20,295	—	—	20,300
Stock issued for directors fees on June 20, 2000	6,000	6	—	26,634	—	—	26,640
Stock issued for professional services on June 20, 2000	1,633	2	—	7,249	—	—	7,251
Stock issued for professional services on June 26, 2000	1,257	1	—	6,674	—	—	6,675
Stock issued for employee compensation on June 26, 2000	22,000	22	—	116,798	—	—	116,820
Stock issued for consulting services on June 26, 2000	9,833	10	—	52,203	—	—	52,213
Stock issued for promotional services on July 28, 2000	9,675	9	—	47,205	—	—	47,214
Stock issued for consulting services on July 28, 2000	9,833	10	—	47,975	—	—	47,985
Stock issued for consulting services on August 4, 2000	35,033	35	—	74,585	—	—	74,620
Stock issued for promotional services on August 16, 2000	25,000	25	—	56,225	—	—	56,250
Stock issued for consulting services on September 5, 2000	12,833	13	—	28,861	—	—	28,874
Stock issued for consulting services on September 10, 2000	9,833	10	—	14,740	—	—	14,750
Stock issued for consulting services on November 2, 2000	9,833	10	—	8,643	—	—	8,653

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO JUNE 30, 2007

				Additional		Deficit accumulated	Total stockholders’
	Common Stock		Common stock	paid-in	Deferred	during the	development
	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Stock issued for consulting services on November 4, 2000	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on December 20, 2000	19,082	19	—	9,522	—	—	9,541
Stock issued for filing services on December 20, 2000	5,172	5	—	2,581	—	—	2,586
Stock issued for professional services on December 26, 2000	12,960	13	—	4,912	—	—	4,925
Other stock issuance on August 24, 2000	2,000	2	—	4,258	—	—	4,260
Common shares cancelled	(55,000)	(55)	—	(64,245)	—	—	(64,300)
Net loss	—	—	—	—	—	(1,270,762)	(1,270,762)

Balance, December 31, 2000	15,645,935	15,646	—	1,437,873	—	(2,367,333)	(913,814)
Stock issued for consulting services on January 8, 2001	9,833	10	—	3,038	—	—	3,048
Stock issued for consulting services on February 1, 2001	9,833	10	—	3,235	—	—	3,245
Stock issued for consulting services on March 1, 2001	9,833	10	—	2,743	—	—	2,753
Stock issued for legal services on March 13, 2001	150,000	150	—	47,850	—	—	48,000
Stock issued for consulting services on April 3, 2001	9,833	10	—	2,448	—	—	2,458
Stock issued for legal services on April 4, 2001	30,918	31	—	7,699	—	—	7,730
Stock issued for professional services on April 4, 2001	7,040	7	—	1,753	—	—	1,760
Stock issued for consulting services on April 5, 2001	132,600	132	—	33,018	—	—	33,150
Stock issued for filing fees on April 30, 2001	1,233	1	—	2,033	—	—	2,034
Stock issued for filing fees on September 19, 2001	2,678	2	—	2,274	—	—	2,276
Stock issued for professional services on September 28, 2001	150,000	150	—	92,850	—	—	93,000
Stock issued for directors services on October 5, 2001	100,000	100	—	59,900	—	—	60,000
Stock issued for legal services on October 17, 2001	11,111	11	—	6,655	—	—	6,666
Stock issued for consulting services on October 18, 2001	400,000	400	—	379,600	—	—	380,000
Stock issued for consulting services on October 19, 2001	150,000	150	—	187,350	—	—	187,500
Stock issued for exhibit fees on October 22, 2001	5,000	6	—	6,745	—	—	6,751
Stock issued for directors services on November 2, 2001	1,000,000	1,000	—	949,000	—	—	950,000
Stock issued for consulting services on November 7, 2001	20,000	20	—	16,980	—	—	17,000

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO JUNE 30, 2007

				Additional		Deficit accumulated	Total stockholders’
	Common Stock		Common stock	paid-in	Deferred	during the	development
	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Stock issued for consulting services on November 20, 2001	43,000	43	—	42,097	—	—	42,140
Stock issued for consulting services on November 27, 2001	10,000	10	—	9,790	—	—	9,800
Stock issued for consulting services on November 28, 2001	187,000	187	—	183,073	—	—	183,260
Intrinsic value of options issued to employees	—	—	—	2,600,000	(2,600,000)	—	—
Fair value of options issued to non-employees for services	—	—	—	142,318	—	—	142,318
Amortization of deferred compensation	—	—	—	—	191,667	—	191,667
Net loss	—	—	—	—	—	(2,735,013)	(2,735,013)

Balance, December 31, 2001	18,085,847	18,086	—	6,220,322	(2,408,333)	(5,102,346)	(1,272,271)
Stock issued for directors services on December 10, 2002	2,150,000	2,150	—	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	—	—	389,875	—	—	—	389,875
Fair value of options issued to non-employees for services	—	—	—	54,909	(54,909)	—	—
Amortization of deferred compensation	—	—	—	—	891,182	—	891,182
Net loss for the year ended December 31, 2002	—	—	—	—	—	(2,749,199)	(2,749,199)

Balance, December 31, 2002	20,235,847	20,236	389,875	7,133,081	(1,572,060)	(7,851,545)	(1,880,413)
Common stock issued, previously paid for	1,425,000	1,425	(213,750)	212,325	—	—	—
Common stock issued, previously paid for	880,000	880	(220,000)	219,120	—	—	—
Stock issued for cash on March 20, 2003	670,000	670	—	166,830	—	—	167,500
Stock issued for cash on April 4, 2003	900,000	900	—	224,062	—	—	224,962
Stock issued for cash on April 8, 2003	100,000	100	—	24,900	—	—	25,000
Stock issued for cash on May 8, 2003	1,150,000	1,150	—	286,330	—	—	287,480
Stock issued for cash on June 16, 2003	475,000	475	—	118,275	—	—	118,750
Stock issued for legal services on June 27, 2003	83,414	83	—	45,794	—	—	45,877
Debt converted to stock on June 27, 2003	2,000,000	2,000	—	498,000	—	—	500,000
Stock and warrants issued for cash on July 11, 2003	519,000	519	—	129,231	—	—	129,750
Stock and warrants issued for cash on September 29, 2003	1,775,000	1,775	—	441,976	—	—	443,751
Stock and warrants issued for cash on October 21, 2003	1,845,000	1,845	—	459,405	—	—	461,250
Stock and warrants issued for cash on October 28, 2003	1,570,000	1,570	—	390,930	—	—	392,500
Stock and warrants issued for cash on November 19, 2003	500,000	500	—	124,500	—	—	125,000

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO JUNE 30, 2007

				Additional		Deficit accumulated	Total stockholders’
	Common Stock		Common stock	paid-in	Deferred	during the	development
	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Finders’ fees related to stock issuances	—	—	43,875	(312,582)	—	—	(268,707)
Common stock paid for, but not issued (25,000 shares)	—	—	6,250	—	—	—	6,250
Amortization of deferred comp	—	—	—	—	863,727	—	863,727
Net loss for year ended December 31, 2003	—	—	—	—	—	(2,476,063)	(2,476,063)

Balance, December 31, 2003	34,128,261	34,128	6,250	10,162,177	(708,333)	(10,327,608)	(833,386)
Common stock issued, previously paid for	25,000	25	(6,250)	6,225	—	—	—
Stock issued for director services on March 31, 2004	50,000	50	—	74,950	—	—	75,000
Stock issued for finders fees on March 31, 2004	82,500	82	—	12,293	—	—	12,375
Stock issued for finders fees on March 31, 2004	406,060	407	—	101,199	—	—	101,606
Stock issued for services on April 2, 2004	65,000	65	—	99,385	—	—	99,450
Debt converted to stock on April 2, 2004	60,000	60	—	91,740	—	—	91,800
Stock issued upon exercise of warrants on May 21, 2004	950,000	950	—	189,050	—	—	190,000
Stock issued for directors services on June 8, 2004	600,000	600	—	1,019,400	—	—	1,020,000
Stock issued for cash on August 25, 2004	550,000	550	—	549,450	—	—	550,000
Stock issued upon exercise of options on August 30, 2004	4,000	4	—	1,596	—	—	1,600
Stock issued for cash on September 8, 2004	25,000	25	—	24,975	—	—	25,000
Stock issued for consulting services on September 15, 2004	50,000	49	—	65,451	—	—	65,500
Stock issued for patent settlement on September 22, 2004	20,000	20	—	24,780	—	—	24,800
Stock issued for research and development on October 6, 2004	65,000	65	—	90,935	—	—	91,000
Stock issued for cash on October 6, 2004	25,000	25	—	24,975	—	—	25,000
Stock issued for cash on October 15, 2004	150,000	150	—	149,850	—	—	150,000
Stock issued upon exercise of stock options on October 21, 2004	6,500	6	—	2,594	—	—	2,600
Stock issued for cash on November 3, 2004	25,000	25	—	24,975	—	—	25,000
Stock issued for cash on November 18, 2004	172,500	173	—	172,327	—	—	172,500
Stock issued for cash on December 9, 2004	75,000	75	—	74,925	—	—	75,000
Stock issued for cash on December 23, 2004	250,000	250	—	249,750	—	—	250,000
Finders fees related to stock issuances	—	—	—	(88,384)	—	—	(88,384)
Common stock paid for, but not issued (119,000 shares)	—	—	119,000	—	—	—	119,000
Intrinsic value of options issued to employees	—	—	—	248,891	(248,891)	—	—

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO JUNE 30, 2007

				Additional		Deficit accumulated	Total stockholders’
	Common Stock		Common stock	paid-in	Deferred	during the	development
	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Fair value of options issued to non-employees for services	—	—	—	55,381	(55,381)	—	—
Fair value of warrants issued for settlement costs	—	—		1,585,266	—	—	1,585,266
Fair value of warrants issued to non-employees for services	—	—	—	28,872	—	—	28,872
Amortization of deferred compensation	—	—	—	—	936,537	—	936,537
Net loss for year ended December 31, 2004	—	—	—	—	—	(6,803,280)	(6,803,280)

Balance, December 31, 2004	37,784,821	37,784	119,000	15,043,028	(76,068)	(17,130,888)	(2,007,144)
Common stock issued, previously paid for	69,000	69	(69,000)	68,931	—	—	—
Stock issued upon exercise of warrants, previously paid for	50,000	50	(50,000)	49,950	—	—	—
Stock issued for cash on January 20, 2005	25,000	25	—	24,975	—	—	25,000
Stock issued upon exercise of warrants on January 31, 2005	500	1	—	199	—	—	200
Stock issued for cash on February 17, 2005	325,000	325	—	324,675	—	—	325,000
Stock issued for cash on March 31, 2005	215,000	215	—	214,785	—	—	215,000
Stock issued for cash on May 17, 2005	5,000	5	—	4,995	—	—	5,000
Stock issued for cash on June 7, 2005	300,000	300	—	299,700	—	—	300,000
Stock issued for cash on August 5, 2005	480,500	480	—	480,020	—	—	480,500
Stock issued for cash on August 9, 2005	100,000	100	—	99,900	—	—	100,000
Stock issued for cash on October 27, 2005	80,000	80	—	79,920	—	—	80,000
Common stock cancelled on December 7, 2005	(8,047,403)	(8,047)	—	8,047	—	—	—
Stock issued for settlement of payables on December 21, 2005	—	—	57,092	—	—	—	57,092
Stock issued for settlement of payables on December 31, 2005	—	—	555,429	—	—	—	555,429
Finders fees related to stock issuances	—	—	—	(109,840)	—	—	(109,840)
Intrinsic value of options issued to employees	—	—	—	243,750	(243,750)	—	—
Fair value of options issued for settlement costs	—	—	—	31,500	—	—	31,500
Fair value of warrants issued for settlement costs	—	—	—	4,957	—	—	4,957
Fair value of warrants issued to non-employees for services	—	—	—	13,505	—	—	13,505
Amortization of deferred compensation	—	—	—	—	177,631	—	177,631
Warrants issued with convertible notes	—	—	—	756,768	—	—	756,768
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	696,413	—	—	696,413
Net loss for year ended December 31, 2005	—	—	—	—	—	(3,115,186)	(3,115,186)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO JUNE 30, 2007

					Additional		Deficit accumulated	Total stockholders’
		Common Stock		Common stock	paid-in	Deferred	during the	development
		Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Balance, December 31, 2005		31,387,418	$31,387	$612,521	$18,336,178	$(142,187)	$(20,246,074)	$(1,408,175)
Stock issued, for previously settled payables	—	846,549	847	(612,521)	611,674	—	—	—
Stock issued upon exercise of warrants on March 23, 2006	1.50	25,000	25	—	37,475	—	—	37,500
Stock issued upon exercise of warrants on March 27, 2006	1.50	50,000	50	—	74,950	—	—	75,000
Stock issued upon exercise of warrants on March 27, 2006	0.50	25,000	25	—	12,475	—	—	12,500
Stock issued upon exercise of warrants on March 30, 2006	1.00	10,000	10	—	9,990	—	—	10,000
Stock issued upon exercise of warrants on April 10, 2006	0.50	36,250	36	—	18,089	—	—	18,125
Common stock issued for convertible debt on April 10, 2006	0.70	269,600	270	—	188,450	—	—	188,720
Stock issued for cash on April 24, 2006	1.56	473,000	473	—	737,408	—	—	737,881
Stock issued upon exercise of warrants on April 26, 2006	0.50	125,000	125	—	62,375	—	—	62,500
Stock issued upon exercise of warrants on April 26, 2006	1.50	100,000	100	—	149,900	—	—	150,000
Common stock issued for convertible debt on April 26, 2006	0.70	35,714	36	—	24,964	—	—	25,000
Stock issued upon exercise of warrants on May 6, 2006	0.50	200,000	200	—	99,800	—	—	100,000
Stock issued upon exercise of warrants on May 15, 2006	1.50	25,000	25	—	37,475	—	—	37,500
Stock issued upon exercise of warrants on May 15, 2006	0.50	50,000	50	—	24,950	—	—	25,000
Stock issued for cash on June 7, 2006	1.89	873,018	872	—	1,649,136	—	—	1,650,008
Common stock issued for convertible debt on June 7, 2006	0.70	1,535,716	1,536	—	1,073,464	—	—	1,075,000
Stock issued upon exercise of warrants on June 8, 2006	0.50	900,000	900	—	449,100	—	—	450,000
Stock issued upon exercise of warrants on June 9, 2006	0.50	9,000	9	—	4,491	—	—	4,500
Stock issued upon exercise of warrants on June 23, 2006	0.50	150,000	150	—	74,850	—	—	75,000
Stock issued upon exercise of warrants on June 23, 2006	1.50	15,000	15	—	22,485	—	—	22,500
Common stock issued for convertible debt on June 30, 2006	0.70	219,104	219	—	153,155	—	—	153,374
Common stock issued for convertible debt on July 11, 2006	0.70	14,603	15	—	10,207	—	—	10,222
Common stock issued for convertible debt on August 7, 2006	0.70	1,540,160	1,540	—	1,076,572	—	—	1,078,112
Common stock issued upon exercise of warrants on August 7, 2006	1.50	175,000	175	—	262,325	—	—	262,500
Common stock issued upon exercise of warrants on August 21, 2006	1.50	50,000	50	—	74,950	—	—	75,000

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO JUNE 30, 2007

					Additional		Deficit accumulated	Total stockholders’
		Common Stock		Common stock	paid-in	Deferred	during the	development
		Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Common stock issued for cash on August 22, 2006	1.00	14,519	15	—	14,504	—	—	14,519
Common stock issued upon exercise of warrants on August 23, 2006	1.00	3,683	4	—	3,679	—	—	3,683
Common stock issued upon exercise of warrants on August 28, 2006	1.50	5,000	5	—	7,495	—	—	7,500
Common stock issued for convertible debt on September 13, 2006	0.70	4,286	4	—	2,996	—	—	3,000
Common stock issued upon exercise of warrants on September 13, 2006	0.50	150,000	150	—	74,850	—	—	75,000
Common stock issued for convertible debt on October 16, 2006	0.70	66,654	67	—	46,591	—	—	46,658
Common stock issued upon exercise of warrants on November 3, 2006	0.50	210,000	210	—	104,790	—	—	105,000
Common stock issued for put on equity line of credit on November 7, 2006	1.22	94,470	94	—	115,368	—	—	115,462
Common stock issued for put on equity line of credit on November 14, 2006	1.14	7,300	7	—	8,349	—	—	8,356
Common stock issued for put on equity line of credit on November 27, 2006	0.83	27,500	28	—	22,913	—	—	22,941
Common stock issued for put on equity line of credit on November 28, 2006	0.82	36,500	36	—	30,059	—	—	30,095
Common stock issued for put on equity line of credit on December 6, 2006	0.78	73,863	74	—	57,244	—	—	57,318
Common stock issued for put on equity line of credit on December 26, 2006	0.55	18,800	19	—	10,377	—	—	10,396
Common stock issued for put on equity line of credit on December 31, 2006	0.59	229,050	229	—	135,300	—	—	135,529
Common stock paid for, but not issued	—	—	—	60,000	—	—	—	60,000
Fair value of options issued to employees and officers	—	—	—	—	2,253,263	—	—	2,253,263
Fair value of warrants issued for services	—	—	—	—	401,130	—	—	401,130
Write off of deferred compensation	—	—	—	—	(142,187)	142,187	—	—
Warrants issued for consulting services	—	—	—	—	62,497	—	—	62,497
Warrants issued with convertible notes	—	—	—	—	408,596	—	—	408,596
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	851,100	—	—	851,100
Finders fees related to stock issuances	—	—	—	—	(284,579)	—	—	(284,579)
Fees paid on equity line of credit	—	—	—	—	(30,402)	—	—	(30,402)
Net loss for year ended December 31, 2006	—	—	—	—	—	—	(10,181,523)	(10,181,523)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO JUNE 30, 2007

					Additional		Deficit accumulated	Total stockholders’
		Common Stock		Common stock	paid-in	Deferred	during the	development
		Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Balance, December 31, 2006		40,081,757	$40,082	$60,000	$29,430,821	$—	$(30,427,597)	$(896,694)
Common stock issued for put on equity line of credit on January 11, 2007	—	63,000	63	—	39,659	—	—	39,722

Common stock issued for put on equity line of credit on January 22, 2007	—	58,150	58	—	42,246	—	—	42,304

Common stock issued for put on equity line of credit on February 9, 2007	—	35,800	36	—	26,009	—	—	26,045

Common stock issued for put on equity line of credit on February 16, 2007	—	162,000	162	—	112,979	—	—	113,141

Common stock issued for put on equity line of credit on February 26, 2007	—	71,000	71	—	46,761	—	—	46,832

Common stock issued for put on equity line of credit on March 5, 2007	—	42,600	43	—	28,056	—	—	28,099

Common stock issued for put on equity line of credit on March 12, 2007	—	92,900	93	—	62,085	—	—	62,178

Common stock issued for put on equity line of credit on March 19, 2007	—	47,500	48	—	30,362	—	—	30,410

Common stock issued for put on equity line of credit on March 26, 2007	—	7,500	7	—	4,722	—	—	4,729

Common stock issued for put on equity line of credit on March 31, 2007	—	25,500	25	—	15,558	—	—	15,583
Fees paid on equity line of credit		—	—	—	(32,723)	—	—	(32,723)
Warrants issued with convertible notes		—	—	—	291,936	—	—	291,936
Intrinsic value of beneficial conversion associated with convertible notes		—	—	—	274,312	—	—	274,312
Fair value of warrants issued to non-employee for services		—	—	—	47,104	—	—	47,104
Fair value of options issued to an officer	—	—	—	—	16,302	—	—	16,302
Common stock issued for put on equity line of credit on April 9, 2007		56,300	56	—	35,441	—	—	35,497
Common stock issued for put on equity line of credit on April 17, 2007		73,835	74	—	41,466	—	—	41,540
Common stock issued for put on equity line of credit on April 24, 2007		122,857	123	—	68,996	—	—	69,119
Common stock issued for put on equity line of credit on May 1, 2007		226,081	226	—	124,774	—	—	125,000
Common stock issued for put on equity line of credit on May 8, 2007		29,400	29	—	19,363	—	—	19,392
Common stock issued for put on equity line of credit on May 15, 2007		403,502	404	—	171,811	—	—	172,215
Common stock issued for put on equity line of credit on May 22, 2007		119,800	120	—	46,362	—	—	46,482

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY — Continued
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO JUNE 30, 2007

				Additional		Deficit accumulated	Total stockholders’
	Common Stock		Common stock	paid-in	Deferred	during the	development
	Shares	Amount	to be issued	capital	compensation	development stage	stage deficiency
Common stock issued for put on equity line of credit on May 30, 2007	80,996	81	—	26,631	—	—	26,712

Common stock issued for put on equity line of credit on June 6, 2007	54,700	55	—	17,454	—	—	17,509
Common stock issued for put on equity line of credit on June 15, 2007	94,500	95	—	25,571	—	—	25,666
Common stock issued for put on equity line of credit on June 21, 2007	12,500	12	—	3,868	—	—	3,880
Fees paid on equity line of credit	—	—	—	(46,641)	—	—	(46,641)
Warrants issued with convertible notes	—	—	—	260,718	—	—	260,718
Fair value of options issued to an officer	—	—	—	8,898	—	—	8,898
Net loss for six months ended June 30, 2007	—	—	—	—		(3,442,344)	(3,442,344)

Balance, June 30, 2007 (unaudited)	41,962,178	41,963	60,000	31,240,901	$—	(33,869,941)	(2,527,077)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			For the Period
			From February 18,
	For the Six months ended June 30,		1998 (Date of
			Inception) through
	2007	2006	June 30, 2007
Cash flows from operating activities
Net loss	$(3,442,344)	$(5,990,330)	$(33,869,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	—	—	(1,017,208)
Stock based compensation expense	25,200	1,659,565	2,926,784
Issuance of common stock for services	—	—	4,668,102
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Issuance of warrants for financing fees	47,104	—	47,104
Loss on valuation of warrants	144,894	—	144,894
Patent acquisition cost	—	—	1,610,066
Amortization of interest on debt discount	3,500		3,500
Amortization of issuance costs and original issue debt	463,994	2,113,825	3,263,299
Amortization of deferred compensation	—	—	3,060,744
Depreciation	110,035	57,217	298,254
Changes in operating assets and liabilities:
Inventory	(19,879)	(3,719)	(41,193)
Prepaid expenses and other	7,950	(113,579)	(73,282)
Other assets	—	—	(4,500)
Accounts payable and accrued expenses	457,068	(172,872)	2,689,182

Net cash used in operating activities	(2,202,478)	(2,449,893)	(15,752,738)

Cash flows from investing activities
Purchase of property and equipment	(45,713)	(129,115)	(552,405)

Net cash used in investing activities	(45,713)	(129,115)	(552,405)

Cash flows from financing activities
Net proceeds under equity line of credit	912,691	—	1,262,386
Increase (decrease) in payables to related parties and shareholder	31,404	(158,732)	542,854
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	1,310,000	865,500	3,977,878
Repayment of convertible notes	(26,250)	—	(26,250)
Net proceeds from issuance of common stock and common stock issuable	—	3,220,936	10,254,949

Net cash provided by financing activities	2,227,845	3,927,704	16,529,025

Net increase (decrease) in cash	(20,346)	1,348,696	223,882

Cash, beginning of period	244,228	279,821	—

Cash, end of period	$223,882	$1,628,517	$223,882

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			For the Period
			From February 18,
	For the Six months ended June 30,		1998 (Date of
			Inception)
			through
	2007	2006	June 30, 2007
Supplemental disclosures of cash flow information

Cash paid during the period for

Interest	$7,674	$93,688	$149,153

Income taxes	$800	$800	$4,282

Non-cash investing and financing activities

Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000

Deferred compensation for stock options issued for services	$—	$—	$3,202,931

Purchase of property and equipment financed by advance from related party	$—	$—	$3,550

Conversion of related party debt to equity	$—	$—	$515,000

Issuance of common stock in settlement of payable	$—	$—	$113,981

Cancellation of stock	$—	$—	$8,047

Conversion of accounts payable and accrued expenses to common stock issued	$—	$612,521	$612,521

Conversion of related party debt to convertible debentures	$—	$45,000	$45,000

Conversion of convertible debentures to common stock	$—	$1,452,319	$2,580,086

Write off of deferred compensation	$—	$142,187	$142,187

Consulting fee for issuance of stock options	$25,200	$—	$25,200

Financing fee for issuance of warrants	$47,104	$—	$47,104

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
1. Organization and basis of presentation
Basis of presentation
The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of Save the World Air, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2007, the results of operations for the three months and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. The balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements.
Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the condensed consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The consolidated results of operations for the six months ended June 30, 2007 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2007.
Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidate financial statements, the Company had a net loss of $3,442,344 and a negative cash flow from operations of $2,202,478 for the six months ended June 30, 2007, and had a working capital deficiency of $2,789,278 and a stockholders’ deficiency of $2,527,077 at June 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
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
During the past several years, the Company has been acquiring new technologies, developing prototype products using the Company’s technologies and conducting scientific tests regarding the technologies and prototype products. The Company‘s ECO ChargR™ and MAG ChargR™ products, use fixed magnetic fields to alter some physical properties of fuel, by incorporating our patented and patent-pending ZEFS, MK IV technologies. When fitted to an internal combustion engine, these products are expected to increase power and improve mileage and may also reduce carbon monoxide, hydrocarbons and nitrous oxide emissions and to. The Company also has developed certain products incorporating its CAT-MATE technology, although at this time the Company does not intend to devote significant effort to the commercialization of products incorporating the CAT-MATE technology.
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
The accompanying condensed consolidated financial statements of Save the World Air, Inc. and Subsidiary include the accounts of Save the World Air, Inc. and its wholly-owned subsidiary STWA Asia Pte. Limited, incorporated on January 17, 2006. As of June 30, 2007, the subsidiary held $7,386 in cash and had operating expenses of $7,595. Intercompany transactions and balances have been eliminated in consolidation.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
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
The Company has taken actions to secure the intellectual property rights to the ZEFS, MK IV and CAT-MATE devices and is the worldwide exclusive licensee for patent-pending technologies associated with the development of ELEKTRA.
3. Significant Accounting Policies
Revenue Recognition
The Company has adopted Staff Accounting Bulletin 104, “Revenue Recognition”, and therefore recognizes revenue based upon meeting four criteria:
•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectibility is reasonably assured.
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
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three and six months ended June 30, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the six months ended June 30, 2007 was $25,200.
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
The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
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
4. Recent Accounting Pronouncements
Management does not believe that there are any other recently-issued accounting pronouncements, but not yet effective accounting standards, which could have a material effect on the accompanying condensed consolidated financial statements.
Statement No. 157
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), SFAS 157 establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on the Company’s financial statements.
Statement No. 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material affect on our financial statements.
Interpretation No. 48
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109, “Accounting for Income Taxes (“FIN 48”).” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, The Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of June 30, 2007. Also as of the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.
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
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
Contingencies.” For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.
5. Net loss per share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the six months ended June 30, 2007 and 2006, the dilutive impact of outstanding stock options of 4,039,559 and 7,181,257 respectively, and outstanding warrants of 21,631,197 and 22,050,058 have been excluded because their impact on the loss per share is anti-dilutive.
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
In connection with the Company’s legal proceedings against Mr. Muller (see Note 12), the Company has canceled (i) the 8,047,403 shares of its common stock held by Mr. Muller and/or his affiliates, (ii) the options to acquire an additional 10,000,000 shares of the

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
Company’s common stock held by Mr. Muller personally and (iii) the $1,017,208 of debt which Mr. Muller claimed was owed to him by the Company.
Loans from related parties
Interest expense recognized under related-party loans was immaterial for all periods presented. Interest expense recognized under related-party loans for the period from February 18, 1998 (date of inception) through June 30, 2007 was $327.
Lease agreement
During 2003, the Company entered into a sublease agreement with an entity to lease office space in North Hollywood, California for its principal executive offices. Bruce H. McKinnon, the Chief Executive Officer and a director of the Company, is an owner of the lessor.
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
During the three months ended June 30, 2007 and 2006, rent expense under the sublease was $30,615 and $18,624, respectively. The amount for the three months ended June 30, 2007 includes $9,100 with respect to a late penalty of $100 per day since April 1, 2007, in addition to amounts previously accrued and discussed in the next paragraph. The Company does not admit that it owes this amount.
During the six months ended June 30, 2007 and 2006, rent expense under the sublease was $97,630 and $37,248, respectively. The amount for the six months ended June 30, 2007 includes $54,600 with respect to a late penalty of $100 per day since January 1, 2006. The Company does not admit that it owes this amount.
Marketing and promotional services agreement
In July 2006, the Company entered into an agreement with SS Sales and Marketing Group (“SS Sales”), to provide exclusive marketing and promotional services in the western United States and western Canada (the “Territory”) for the Company’s products. SS Sales will also provide advice, assistance and information on marketing the Company’s products in the automotive after-market, and will seek to recruit and establish a market with distributors,

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
wholesalers and others. SS Sales will be paid a commission equal to 5% of the gross amount actually collected on contracts the Company entered into during the term of the agreement for existing or future customers introduced by SS Sales in the Territory. The agreement has a term of five years unless sooner terminated by either party on 30 days’ notice. In the event of termination, SS Sales will be entitled to receive all commissions payable through the date of termination. No amount was due or paid under this agreement as of June 30, 2007. SS Sales is owned by Nathan Shelton, who has served as one of the directors of the Company since February 12, 2007.
7. Equity line of credit
In September 2006, the Company entered into what is sometimes termed an equity line of credit arrangement. Under the line of credit the Company may, but is not obligated to, put shares of common stock from time to time over a 36-month period, at a purchase price calculated at 97% of the lowest best closing bid for the Company’s common stock for the five trading days following the put notice. The Company may draw up to $10,000,000 under the line of credit. Because the price of the common stock fluctuates and the number of shares of common stock, if any, that the Company may issue, should exercise the put rights under the equity line of credit, will vary, the Company does not know how many shares, if any, will actually issue under the equity line of credit. As of June 30, 2007 the Company has registered and made available 7,000,000 shares of common stock for possible future draws under the line of credit.
As of June 30, 2007 the Company has drawn down $1,372,150 ($1,262,384 net of closing costs) of this commitment and issued 2,367,905 shares of common stock, leaving 4,632,095 shares of common stock still available under the equity line of credit.
8. Convertible debentures
During the year ended December 31, 2006, the Company issued notes (the “Notes”) totaling $1,000,000, which included the conversion of $45,000 of debt owed to the Company’s Chief Financial Officer. The Company paid related transaction fees of $89,500 resulting in net proceeds to the Company of $865,500. In addition to the cash paid for transaction fees, 117,857 warrants (the “Warrants”) were issued to certain placement agents. The Warrants expire between August 31, 2007 and February 9, 2008 and are exercisable at a price of $1.00 per share.
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
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
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
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
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
During the six months ended June 30, 2007, the Company issued Morale Notes totaling $612,500 discounted by $112,500, resulting in net proceeds to the Company of $500,000. In addition to the discount, 437,500 warrants were issued to Morale. These warrants expire January 10, 2011 and are exercisable at $0.70 per share. The note is convertible at the rate of $0.70 per share into 875,000 shares of the Company’s Common Stock.
The aggregate value of the Morale Warrants issued in connection with the offering were valued at $118,955 the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.68%; dividend yield of 0%; volatility factors of the expected market price of common stock of 245%; and an expected life of five years (statutory term) and vest over 180 days. The Company also determined that the notes contained a beneficial conversion feature of $231,455.
The value of the Morale Warrants of $118,955, the conversion option of $231,455 and the transaction fees of $112,500 are considered as debt discount and being amortized over the life of the note.
During the six months ended June 30, 2007, the Company conducted an offering (the “2007 PIPE Offering”), through Spencer Clarke LLC, as exclusive placement agent, of up to $2,000,000 principal amount of its 10% convertible notes (the “2007 PIPE Notes”). Interest on the 2007 PIPE Notes, at a rate of 10% per annum, is payable quarterly. The Notes are due nine months from date of issuance. The 2007 PIPE Notes are convertible into shares of Common Stock at an initial conversion price of $0.70 per share (the “Conversion Shares”).
The Company has the right to redeem any or all of the outstanding 2007 PIPE Notes in its sole discretion anytime after the termination of the 2007 PIPE Offering and prior to the maturity date of the 2007 PIPE Notes. The redemption price shall be the face amount of the

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
redeemed 2007 PIPE Notes plus accrued and unpaid interest thereon. Subject to the following sentence, at any time prior to the maturity date of the 2007 PIPE Notes, for each additional $1,000,000 of gross proceeds raised from one or more offerings of the Company’s equity or quasi-equity securities, the Company shall redeem 2007 PIPE Notes with a minimum face value of $500,000 together with accrued and unpaid interest, until the entire outstanding 2007 PIPE Note is redeemed. Certain financings that the Company may conduct outside of North America are exempt from this provision to redeem the 2007 PIPE Notes in whole or in part.
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
During the six months ended June 30, 2007, the Company issued $400,000 of the PIPE Notes and 2007 PIPE Warrants to purchase 857,144 shares of the Company’s common stock. The Company had related transaction fees of $48,000, resulting in net proceeds to the Company of $352,000. In addition to the transaction fees, warrants to purchase 75,000 shares of the Company’s common stock were issued to Spencer Clarke LLC, the Company’s exclusive placement agent for the 2006 Spring Offering. These warrants expire March 1, 2010 and are exercisable at a price of $1.00 per share.
The aggregate value of the 2007 PIPE Warrants issued in connection with the offerings and the warrants issued to the placement agent were valued at $256,533 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.40% to 5.16%; dividend yield of 0%; volatility factors of the expected market price of common stock of 100.28% to 114.98%; and an expected life of two years (statutory term). The company also determined that the notes contained a beneficial conversion feature of $62,857.
The value of the 2007 PIPE Warrants of $256,533, the conversion option of $62,857 and the transaction fees of $48,000 are considered as debt discount and are being amortized over the life of the 2007 PIPE Notes.
During the six months ended June 30, 2007, no 2007 PIPE Notes were converted to shares of stock.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
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
The Company received $410,000 gross and net proceeds in the 2007 Spring Offering. The proceeds of the Spring 2007 Offering were used for general corporate purposes and working capital.
9. Capital stock
As of June 30, 2007, the Company has authorized 200,000,000 shares of its common stock, of which 41,962,178 shares were issued and outstanding.
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
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
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
In May 2006, the Company conducted an offering (the “2006 PIPE Offering”) and sold 873,018 shares of the Company’s common stock (the “2006 PIPE Shares”) at $1.89 per share and issued warrants (the “2006 PIPE Warrants”) to purchase up to 436,511 shares of the Company’s common stock at $2.70 per share, through the Company’s exclusive placement agent, Spencer Clarke LLC (“Spencer Clarke”). The Company raised $1,650,009 gross proceeds ($1,435,508 net proceeds) in the 2006 PIPE Offering.
On June 28, 2006, the Company filed a registration statement to register the Bridge Shares and the 2006 PIPE Shares, and the shares of the Company’s common stock issuable upon exercise of the Bridge Warrants, the 2006 PIPE Warrants and warrants issued to Spencer Clarke for various investment banking and other related services, including services in connection with the Bridge Offering, the Overseas Offering and the 2006 PIPE Offering. The registration statement was declared effective by the SEC on July 24, 2006.
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
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
During the year ended December 31, 2006, individuals exercised outstanding warrants to purchase 2,328,452 shares of common stock for gross and net proceeds of $1,623,327.
During the six months ended June 30, 2007 the Company issued 1,880,421 shares of common stock in connection with its equity line of credit (see note 7).
10. Stock options and warrants
The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Plan (the “Plan”). As of December 31, 2005, the Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan, increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At June 30, 2007, 2,980,441 shares of common stock were available to be granted under the Plan. Prior to 2004, the Company granted to officers of the Company outside the Plan options to purchase 3,250,000 shares of common stock, which options are still outstanding.
Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at June 30, 2007 and December 31, 2006 was 7.43 years and 5.53 years, respectively. Stock option activity for the six months ended June 30, 2007 and the year ended December 31, 2006 was as follows, which includes 3,250,000 options granted outside the Plan:

	Weighted Avg.	Weighted Avg.
	Options	Exercise Price
Options, December 31, 2005	6,508,561	0.53
Options granted	1,313,605	1.21
Options exercised	(2,860,000)	0.10
Options forfeited	(962,607)	0.84
Options cancelled	—	—

Options, December 31, 2006	3,999,559	0.99
Options granted (unaudited)	40,000	0.85
Options exercised (unaudited)	—	—
Options forfeited (unaudited)	—	—
Options cancelled (unaudited)	—	—

Options, June 30, 2007 (unaudited)	4,039,559	$0.99

During the six months ended June 30, 2007, the Company granted an option for 40,000 shares to an officer. The options were valued at $25,200, using the Black-Scholes pricing model, with the following average assumptions:

Expected life (years)	5.00
Risk free interest rate	4.42%
Volatility	117.64%
Expected dividend yield	0.00%

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
Options outstanding at June 30, 2007 and the related weighted average exercise price and remaining life information is as follows: (unaudited)

			Total		Exercisable
		Weighted	weighted		weighted
		average	average		Average
Exercise	Total options	remaining	exercise		exercise
prices	outstanding	life in years	price	Options exercisable	price
0.40	250,000	4.55	0.40	250,000	0.40
0.85	2,115,000	8.34	0.85	2,115,000	0.85
0.98	650,000	6.16	0.98	650,000	0.98
1.00	370,000	8.23	1.00	370,000	1.00
1.15	193,912	6.93	1.15	193,912	1.15
1.69	310,647	8.90	1.69	310,647	1.69
2.26	150,000	3.56	2.26	30,000	2.26

$0.40-$2.26	4,039,559	7.43	$0.99	3,919,559	$0.95

Black-Scholes value of employee options
During the six-month period ended June 30, 2007, the Company valued employee options at the grant date using the Black-Scholes pricing model with the following average assumptions:

Expected life (years)	5.00
Risk free interest rate	4.42%
Volatility	117.64%
Expected dividend yield	0.00%
Stock-based compensation during the six-month period ended June 30, 2007 was $25,200, compared to $1,659,565 for the six-month period ended June 30, 2006.
Warrants
The following table summarizes certain information about the Company’s stock purchase warrants:

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

		Weighted Avg.
	Warrants	Exercise Price
Warrants outstanding, December 31, 2005	20,792,488	0.75
Warrants granted	3,624,894	1.28
Warrants exercised	(2,328,452)	0.68
Warrants cancelled	(1,191,619)	1.46

Warrants outstanding, December 31, 2006	20,897,311	0.81
Warrants granted (unaudited)	1,974,886	0.79
Warrants exercised (unaudited)
Warrants cancelled (unaudited)	(1,241,000)	1.50

Warrants outstanding, June 30, 2007 (unaudited)	21,631,197	0.76

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
In April 2006, the Company entered into a one-year agreement with an outside consultant to provide public relations services. The terms of the agreement calls for monthly payments of $7,000. Additionally, the Company issued a five-year warrant to the consultant. The warrant is exercisable for up to 100,000 shares of common stock at an exercise price of $2.30 per share and vests as to 8,333 shares per month commencing April 30, 2006. The shares issuable upon exercise of the warrant have piggyback registration rights. In August 2006 the Company terminated the agreement. The consultant earned warrants to purchase 41,665 shares and the remaining balance of the warrants to purchase 58,335 shares was forfeited.
During the six months ended June 30, 2007, the Company did not issue any warrants for services other than what is stated in Note 8.
11. Research and development
The Company has research and development facilities in Morgan Hill, California and Queensland, Australia. The Company has expanded research and development to include application of the ZEFS, MK IV and CAT-MATE technologies for diesel engines, motorbikes, boats, generators, lawnmowers and other small engines. The Company has purchased test vehicles, test engines and testing equipment. The Company has completed testing on

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
products incorporating its ZEFS, MK IV and CAT-MATE technologies for multiple automobiles, trucks motorcycles, off-road vehicles and stationary engines, the results of which have been provided to RAND Corporation (RAND) for evaluation. RAND oversees the research and development facilities. The Company also uses third party research and development facilities in Los Angeles, California for the development of the ZEFS and CAT-MATE devices. The Company spent $441,183 and $178,873 for the six months ended June 30, 2007 and 2006, respectively.
12. Commitments and contingencies
Legal matters
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
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
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
On November 16, 2005, the Court granted the SEC’s motion for summary judgment. In granting the motion, the Court has barred Mr. Muller from serving as an officer or director of a public company for a period of 20 years, ordered Mr. Muller to disgorge any shares of our stock that he still owns and directed the Company to cancel any issued and outstanding shares of our stock still owned by Mr. Muller. Mr. Muller was also ordered to disgorge to the SEC unlawful profits in the amount of $7.5 million and pay a civil penalty in the amount of $100,000. Acting in accordance with the Court’s order, the Company has canceled

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
(i) 8,047,403 shares of its common stock held by Mr. Muller and/or his affiliates, (ii) options to acquire an additional 10,000,000 shares of the Company’s common stock held by Mr. Muller personally and (iii) $1,017,208 of debt which Mr. Muller claimed was owed to him by the Company.
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
Finally, the Court ruled that Mr. Muller had no claim to an alleged $500,000 debt owed to him while the damages of over $9 million remain unpaid. The Court also ruled that other assets that were transferred by Mr. Muller to members of his family through various offshore corporations were also to be disgorged. Because the Court left unresolved an issue concerning claims against one Muller family member, the Company sought a modification of the Order. On February 8, 2007, Judge Maas issued an Amended Order, which concluded that all of the STWA shares of Muller or any of his nominees directly or indirectly owned or controlled were to be recaptured by STWA and were subject to disgorgement and forfeiture. With this modification of the October 27, 2007 ruling, this order provides the complete relief requested by the Company in its motion for summary judgment.
In April 2005, Jeffrey A. Muller, the Company’s former sole director and executive officer, filed a lawsuit in the Federal District Court for the Central District of California, seeking

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
declaratory and injunctive relief and alleging unfair competition in connection with a claimed prior patent interest in the ZEFS device and stock option rights. In seeking declaratory relief, Mr. Muller is seeking to have the patent rights in the ZEFS device that were previously transferred to the Company by Mr. Muller’s bankruptcy trustee declared null and void.
This lawsuit brought by Mr. Muller arises out of the same claims that are the subject of ongoing litigation in the Federal District Court for the Southern District of New York, in which the Company has previously obtained a preliminary injunction against Mr. Muller barring him from any involvement with the Company and preventing Mr. Muller, his agents or assigns, from exercising any claimed rights to the Company’s assets or stock. Mr. Muller previously filed the same complaint in the Federal District Court for the Southern District of New York, which claim is pending dismissal. On December 28, 2004, Federal District Court Judge George B. Daniels issued a decision dismissing motions filed by Mr. Muller against the Company’s cross-claims. The dismissal of those motions involved similar causes of action as those contained in Mr. Muller’s recent lawsuit commenced in the Federal District Court for the Central District of California. Since the case in New York is still pending, the filing of the new lawsuit in California is subject to various defenses, which should result in the dismissal of the new lawsuit.
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
Litigation Involving Sublessor of Former Corporate Offices
On July 19, 2007, Scottish Glen Golf Company, Inc. doing business as KZG (“KZG”) sued the Company in Los Angeles Superior Court, alleging unlawful detainer by the Company of its then-leased corporate offices at 5125 Lankershim Boulevard, North Hollywood, California, and failure to pay past due rent and penalties in the aggregate amount of $104,413. In its complaint, KZG also seeks attorney fees. Bruce H. McKinnon, the Company’s former President and Chief Executive Officer, and an incumbent director, is, the Company believe, the Chairman and an owner of KZG. Mr. McKinnon’s wife is the President of KZG.
On July 25, 2007, the parties entered into an agreement pursuant to which KZG would dismiss the eviction action. However, KZG reserved the right to amend their complaint to include a demand for past due rent and penalties. The Company agreed to vacate the premises and KZG agreed not to further prosecute its eviction action. The Company

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
vacated the premises on July 25, 2007. The Company is currently awaiting a decision by KZG to amend its complaint and thereafter the Company will formulate its response to the suit.
While the Company believes that it has valid claims and defenses, given the inherent uncertainties of litigation, the Company cannot predict the outcome of this matter. Accordingly, there can be no assurance that an adverse result or outcome of this matter would not have a material adverse effect on the Company’s financial position or cash flow.
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
On November 9, 2006, the individual who served as the Company’s Chief Executive Officer and Chief Financial Officer resigned, due to a medical disability. His resignation as Chief Executive Officer took effect on November 20, 2006 and his resignation as Chief Financial Officer took effect on January 8, 2007. He will continue to serve as a director of the Company.
Under the terms of the separation agreement as an officer of the Company, he is entitled to be paid out the remainder of the cash portion of his employment agreement through December 31, 2007, in accordance with the Company’s normal pay policies. Options granted to him in February 2006 have been accelerated, fully vested on November 20, 2006 and were recalculated under 123R. Additionally, the former officer will have until November 20, 2007 to exercise such options. He is also entitled to receive a stock option grant in 2007 equal to the lesser of (i) the number of stock options he was granted in 2006 or (ii) the highest number of options granted to any of the then Chief Executive Officer, President or Chief Financial Officer on an annualized basis, on terms no less favorable as granted to such person; provided, however, that such options to be granted to the former officer shall be fully vested upon grant and shall be exercisable for one year from the date of grant. The Company and the former officer have waived any claims they may have against each other and have agreed to mutual indemnification. The Company expensed $345,000 for the remaining term of his employment agreement and benefits for the year ended December 31, 2006.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
Minimum guaranteed compensation, including those agreements entered into prior to 2006, payments under employment agreements, as amended, amounts to $647,000 for the balance of the year 2007. Previously, $10,000 was shown for the year 2008 in respect of an officer of the Company and has been eliminated in this Report due to the resignation of that officer.
During the six months ended June 30, 2007, approximately $177,000 was paid for employment agreements.
Consulting agreements
In April 2006, the Company entered into a one-year agreement with an outside consultant to provide public relations services. The terms of the agreement calls for monthly payments of $7,000. Additionally, the Company issued a five-year warrant to the consultant. The warrant is exercisable for up to 100,000 shares of common stock at an exercise price of $2.30 per share and vests as to 8,333 shares per month commencing April 30, 2006. The shares issuable upon exercise of the warrant have piggyback registration rights. In August 2006 the Company terminated the agreement. The consultant earned warrants to purchase 41,665 shares of common stock and warrants to purchase the balance of 58,335 shares of common stock were forfeited.
Leases
During 2003, the Company entered into a sublease agreement with an entity to lease office space in North Hollywood, California for its principal executive offices. Bruce H. McKinnon, the Company’s former President and Chief Executive Officer, and an incumbent director, is an owner of the sublessor. Mr. McKinnon’s wife is the President of the sublessor and the Company believes that Mr. McKinnon is presently the Chairman of the sublessor. See Note 13, “Subsequent Events.”
In August 2005, the Company amended this sublease agreement. The original lease term was from November 1, 2003 through October 16, 2005 and carried an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent under this lease is $3,740 per month under this lease. The Company exercised its option to renew the lease through October 15, 2007.
In January 2006, the Company further amended this sublease agreement, as a result of taking more space and obtaining expanded support services. The term of the sublease was amended to July 31, 2007 and carried an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent was $6,208 per month under this amended sublease agreement. Additionally, the Company began leasing two additional office spaces for $964 per month beginning July 2006 on a month-to-month basis. The Company did not exercise its option to renew the sublease and vacated the premises on July 25, 2007.
In November 2003, the Company entered into a lease for a research and development facility located in Queensland, Australia. The term of the lease is from November 15, 2003

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
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
In September 2005, the Company entered into a lease for a testing facility located in Morgan Hill, California. The term of the lease is from September 1, 2005 through August 31, 2007 and carries an option to renew for two additional years at the then prevailing market rate. Monthly rent is $2,240 per month under this lease. The lease was amended in February 2006 for additional space. Monthly rate under the amended lease is $4,640 per month. The Company renewed this lease on August 9, 2007 for an additional two-year term. The rent is $4,640 per month for the first six months of the new term of the lease and $5,480 per month for the remaining 18 months of the new term of the lease.
Total rent expense under these leases for the six-months periods ended June 30, 2007 and 2006, is $128,333 and $68,535, respectively. The amount for the six months ended June 30, 2007 includes $54,600 with respect to a late penalty of $100 per day since January 1, 2006. The Company does not admit that it owes this amount.
The following is a schedule by years of future minimum rental payments required under the non-cancelable operating leases as of June 30, 2007.

Years Ending December 31,
2007	$44,952
2008	69,270
2009	44,800

Total	$159,022

13. Subsequent events
On July 12, 2007, KZ Golf, Inc. “(“KZG”), the Company’s landlord, presented to the Company a Three-Day Notice to Pay or Quit, demanding payment of unpaid rent, additional rent and penalties, in the aggregate amount of $104,413 as of such date. In addition to the unpaid rent during 2007, it is apparently KZG’s position that there is a discrepancy in the calculation of base rent as far back as April 1, 2004 and that a penalty of $100 per day should be imposed continuously since January 1, 2006 under the terms of a certain provision of the sublease between the Company and KZG (the “2006 Sublease”). As of June 30, 2007, the Company recorded a contingent liability in the amount of $91,422. The Company does not admit that it owes either the entire amount claimed by KZG or the entire amount recorded by it as a contingent liability. The Company did not exercise its option to renew the 2006 Sublease.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
On June 15, 2007, the Company and Bruce H. McKinnon agreed and entered into an agreement that Mr. McKinnon would resign as Chief Executive Officer of the Company effective on the first to occur of (i) the appointment of a new Chief Executive Officer by the Board of Directors and (ii) July 31, 2007. At the time of the filing of the Current Report on Form 8-K announcing such matter (the “Form 8-K”), and as stated therein, it was intended that Mr. McKinnon would continue to serve as President of the Company and would continue to receive the compensation provided for in accordance with the provisions of the employment agreement dated as of October 5, 2005 between the Company and Mr. McKinnon, through December 31, 2007, the end of the term of that agreement. Additionally, as stated in the Form 8-K, Mr. McKinnon will continue to serve as a director of the Company, until he has resigned, been removed by the stockholders or not been re-elected to the Board. The Company and Mr. McKinnon have waived any claims they may have against each other and have agreed to mutual indemnification.
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
Also on July 18, 2007, the Board of Directors of the Company appointed Charles Blum as President and Chief Executive Officer of the Company. Mr. Blum will assume his positions on July 25, 2007. Mr. Blum was also appointed to the Board of Directors to fill the vacancy created by the resignation on June 5, 2007 of Maj. Gen. Dennis M. Kenneally (Ret.), such appointment took effect upon Mr. Blum’s joining the Company as President and Chief Executive Officer.
Effective July 18, 2007, the Company entered into an employment agreement with Mr. Blum (the “Blum Employment Agreement”), pursuant to which Mr. Blum will serve as the Company’s President and Chief Executive Officer. Pursuant to the Blum Employment Agreement, Mr. Blum’s employment is for a one-year term, subject to automatic one-year extensions and provides for annual base compensation of $200,000 per year, subject to periodic review and adjustment. In addition, Mr. Blum will receive an automobile allowance of $900 per month and four weeks of paid vacation annually. Mr. Blum is entitled to participate in all employee benefit plans that the Company makes available to its employees generally; provided that if Mr. Blum elects not to participate in the Company’s group medical insurance plan, he will be reimbursed in an amount equal to the lesser of (i) the premium the Company would have paid to include him as a participant in that group health insurance plan and (ii) the sums paid by him in connection with maintaining his private health insurance. The Company will also reimburse Mr. Blum the reasonable costs paid by him for maintaining DSL Internet access and other direct costs of maintaining an office at his home, but only until such time as the Company shall provide him with an office at a location reasonably acceptable to him.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
As an interim matter, on July 18, 2007, the Board of Directors appointed incumbent director and former President Chief Executive Officer of the Company Eugene E. Eichler as Acting President and Chief Executive Officer of the Company. Mr. Eichler served without compensation and resigned on July 25, 2007 at which time Mr. Blum assumed the positions of President and Chief Executive Officer.
On July 25, 2007, the Company vacated the offices in North Hollywood, California, and temporarily relocated its corporate offices to the Company’s existing facility located at 235 Tennant Avenue, Morgan Hill, California 95037.
On August 9, 2007, the Company renewed the lease for its facility at Morgan Hill, California, which facility now also serves as the Company’s corporate offices. The renewed lease is for 24 months and expires on August 15, 2009. The new rent is $4,760 per month for the first six months of the lease and $5,600 per month for the balance of the renewal term. The Company has the option to renew the lease for an additional two-year period at the end of the renewal term.
On August 1, 2007, a former officer and incumbent director of the Company loaned $50,000 to the Company so that it could pay certain operating expenses. This amount will be repaid in the future.
In August 2007, the Company commenced a private offering (the “2007 Summer Offering”) of up to $300,000 principal amount of convertible notes, on substantially similar terms as the 2007 Spring Offering, to a limited number of accredited investors, in order to raise additional working capital for the Company. As of August 17, 2007, the Company received $116,000 gross and net proceeds in the 2007 Summer Offering, which is ongoing as of the date of the filing of this Report.

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
     We are a development stage company that generated our first revenues in the fourth quarter of 2006. Our focus is on research and development, and initial sales and marketing, of products incorporating our proprietary and patented technology, which is designed to reduce harmful emissions, and/or improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines. We have devoted the bulk of our efforts to the completion of the design, the development of our production models, testing of devices and the promotion of our products in the marketplace. We anticipate that these efforts will continue during 2007, subject to our ability to finance such efforts.
     We face significant challenges in generating revenue and maintaining adequate working capital during the remainder of 2007 as a result of several factors. Among other things, to date our distributors, primarily located in Asia, have placed fewer orders than we had expected them to place under the terms of our distribution agreements with them. This resulted in our having less revenue and therefore less working capital available for the further development of our business at a time when the operating costs of our business have been increasing. Additionally, certain long-term financing transactions that we were negotiating earlier this year have not materialized. In turn, this lack of adequate working capital has put additional pressures on our ability to meet our obligations as they come due, including without limitation, being able to order and pay for the tooling and manufacture of products from third parties for sale to our distributors, being able to pay for shipment and freight duties in connection with such sales, being able to make our filings with the Securities and Exchange Commission (the “SEC”) in a timely manner, being able to prepare and file our proxy statement and schedule our 2007 annual meeting of stockholders, and being able to pay our trade creditors, professional advisors and others in a timely manner. We will require significant additional outside capital during the remainder of 2007 in order to meet all of our obligations, produce products for sale and ship such products.
     Given our current circumstances, we anticipate that revenue will remain nominal for at least the next few quarters, and unless and until we can simultaneously raise capital, reduce our expenses and generate more meaningful revenue from the sale of our products. See “Results of Operations” and “Liquidity and Capital Resources” below.
     We are in the process of reviewing certain terms of our distribution agreement with Golden Allied Enterprises (Group) Co., Ltd. (“GAE”), our distributor in China. Among other things, we currently expect that we will again defer certain of GAE’s order deadlines, including GAE’s revised obligation to order 100,000 units by July 31, 2007 (previously extended from July 31, 2006), by up to one additional year until July 31, 2008, and we would like GAE to become a non-exclusive distributor (rather than an exclusive distributor) for our ECO ChargR, MAG ChargR and ELEKTRA products in China, while maintaining its exclusivity for the distribution of ZEFS and CAT-MATE products in China. These negotiations have not concluded and therefore are subject to change. Additionally, we have informally modified the terms of our distribution agreements with each of our distributors in China, Indonesia and Vietnam, so that none of these distributors is required to post letters of credit prior to or at the time that they place any further orders with us. These modifications may increase somewhat our exposure in terms of being paid in a timely fashion for products we ship to these distributors.
     Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in the three-month period ended June 30, 2007 and subsequent to the end of the three-month period ended June 30, 2007, and we will need to raise substantial additional capital during 2007, and possibly beyond, to fund our sales and marketing efforts, the manufacture of products to our distributors, continuing research and development, and certain other expenses, unless and until our revenue base grows sufficiently.
Results of Operations
     We did not generate any revenue for the three-month periods ended June 30, 2007 and 2006. We generated revenue of $22,000 and incurred cost of goods sold of $5,360 for the six-month period ended June 30, 2007, compared to $-0- and $-0-, respectively, for the six-month period ended June 30, 2006.
     Operating expenses were $1,023,787 for the three-month period ended June 30, 2007, compared to $1,852,870 for the three-month period ended June 30, 2006, a decrease of $829,083. This decrease is attributable to decreases in non-cash expenses of $748,749 and cash expenses of $80,334. Specifically, the non-cash decrease is attributable to the revaluation of options and warrants given to employees and consultants ($771,047), partially offset by an increase in depreciation ($22,298). Decreases in cash expenses are attributable to decreases in travel expenses ($72,164), corporate expenses ($35,211), and salaries and benefits ($3,279), partially offset by increases in consulting and professional fees ($15,274), exhibits and trade shows ($8,666), and office and other expenses ($6,380).
     Operating expenses were $2,303,562 for the six-month period ended June 30, 2007, compared to $3,607,840 for the six-month period ended June 30, 2006, a decrease of $1,304,278. This decrease is attributable to a decrease in non-cash expenses of $1,581,546, offset by an increase in cash expenses of $277,268. Specifically, the non-cash decrease is attributable to the revaluation of options and warrants given to employees and consultant ($1,634,364), partially offset by an increase in depreciation ($52,818). Increases in cash expenses are attributable to increases in consulting and professional fees ($188,907), office and other expenses ($75,024), exhibits and trade shows ($33,228), and salaries and benefits ($30,859), partially offset by decreases in travel expenses ($31,607) and corporate expenses ($19,143).

     Research and development expenses were $100,731 for the three-month period ended June 30, 2007, compared to $121,111 for the three-month period ended June 30, 2006, a decrease of $20,380. This decrease is attributable to decreases in consulting fees ($31,740), and travel and related expenses ($11,211), partially offset by an increase in product testing, research and supplies ($22,571).
     Research and development expenses were $441,183 for the six-month period ended June 30, 2007, compared to $178,873 for the six-month period ended June 30, 2006, an increase of $262,310. This increase is attributable to an increase in product testing, research and supplies ($351,676), partially offset by decreases in consulting fees ($63,423) and travel and related expenses ($25,943).
     Other expense for the three-month period ended June 30, 2007 were $403,665, compared to $1,018,244 for the three-month period ended June 30, 2006, a decrease of $614,579. This decrease is attributable to decreases in non-cash interest expense ($720,488) and cash interest expense ($38,860), partially offset by an increase in financing costs ($137,791) and a decrease in interest and other income ($6,978).
     Other expense for the six-month period ended June 30, 2007 were $713,439, compared to $2,202,817 for the six-month period ended June 30, 2006, a decrease of $1,489,378. This decrease is attributable to decreases in non-cash interest expense ($1,649,831) and cash interest expense ($86,419), partially offset by an increase in financing cost ($239,998) and a decrease in interest and other income ($6,874).
     We had a net loss of $1,528,183, or $0.04 per share, for the three-month period ended June 30, 2007, compared to a net loss of $2,992,225, or $0.09 per share, for the three-month period ended June 30, 2006. We had a net loss of $3,442,344, or $0.09 per share, for the six-month period ended June 30, 2007, compared to a net loss of $5,990,330, or $0.18 per share, for the six-month period ended June 30, 2006. We expect to incur additional net loss in the fiscal year ending December 31, 2007, primarily attributable to continued operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.
Liquidity and Capital Resources
     General
     We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of June 30, 2007, we had cash of $223,882 and an accumulated deficit of $33,869,941. Our negative operating cash flow in the six-month period ended June 30, 2007 was funded primarily through the sale of convertible notes, as well as sales of our stock by Dutchess Private Equity Fund, LLP (“Dutchess”) under our equity line of credit.
     The condensed consolidated financial statements accompanying this Quarterly Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $1,528,183 and a negative cash flow from operations of $881,953 for the three-month period ended June 30, 2007, a net loss of $3,442,344 and a negative cash flow from operations of $2,202,478 for the six-month period ended June 30, 2007 and a stockholders’ deficiency of $2,527,077 as of June 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds, generate revenue and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
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
     During the three-month period ended June 30, 2007, we raised an aggregate $1,043,012 gross proceeds ($990,371 net proceeds) from the sale of our stock and the issuance of debt, as follows:
•	Gross proceeds of $50,000 (net proceeds of $44,000) from the issuance of notes and related warrants in a private offering (the “2007 PIPE Offering”) conducted by Spencer Clarke, LLC (“Spencer Clarke”), as exclusive placement agent, that began in January 2007 and was completed on April 27, 2007.

•	Gross proceeds of $583,012 (net proceeds of $536,371) from the issuance of stock under our equity line of credit from Dutchess.

•	Gross and net proceeds of $410,000 from the issuance of convertible notes and related warrants in a private offering (the “Spring 2007 Offering”).
     In addition, in June 2007, Eugene E. Eichler, our former Chief Executive Officer and an incumbent director, and Cecil Kyte, an incumbent director, each personally loaned the Company $5,000 to meet certain expenses. These loans were repaid to Messrs. Eichler and Kyte from the proceeds of the 2007 Spring Offering (defined and discussed below).
     Subsequent to end of the three-month period ended June 30, 2007, Mr. Eichler personally loaned the Company an additional $50,000 in order to meet certain expenses. This loan is outstanding as of the date of the filing of this Report.
     In August 2007, we commenced another private offering (the “2007 Summer Offering”) of up to $300,000 principal amount of convertible notes, on substantially similar terms as the 2007 Spring Offering, to a limited number of accredited investors, in order to raise additional working capital for the Company. See “Details of Recent Financing Transactions — 2007 Spring Offering” below. Through August 17, 2007, we received $116,000 gross and net proceeds in the 2007 Summer Offering, which is ongoing as of the date of the filing of this Report.
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
     In part because of the drop of our stock price since the establishment of the equity line of credit, we have not used the maximum amount of the equity line of credit to date that we could have used. Additionally, our capital requirements are expected to increase for various reasons discussed in this report and other filings we make from time to time with the SEC.
     2007 PIPE Offering. From January 13 through April 27, 2007, the Company conducted an offering (the “2007 PIPE Offering”), through Spencer Clarke, as exclusive placement agent, of up to $2,000,000 principal amount of its 10% convertible notes (the “2007 PIPE Notes”). Interest on the 2007 PIPE Notes, at a rate of 10% per annum, is payable quarterly. The Notes are due nine months from date of issuance. The Notes are convertible into shares of Common Stock at an initial conversion price of $0.70 per share (the “Conversion Shares”). The Company raised $400,000 gross proceeds ($352,000 net proceeds) in the 2007 PIPE Offering. The per share price of the Company’s common stock on the Pink Sheets during this period ranged from a low bid price (intraday) of $0.58 to a high bid price (intraday) of $1.03.
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
     2007 Spring Offering. From June 13, 2007 through June 26, 2007, the Company conducted a private offering (the “Spring 2007 Offering”) of up to $550,000 aggregate face amount of its convertible notes (the “Spring 2007 Notes”) with a small number of accredited investors. Of this amount, $451,000 aggregate face amount of the Spring 2007 Notes were sold for an aggregate purchase price of $410,000. Therefore, while the stated interest rate on the Spring 2007 Notes is 0%, the actual interest rate on the Spring 2007 Notes is 10%. The Spring 2007 Notes mature on the first anniversary of their date of issuance. The Spring 2007 Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s Common Stock for the five trading days preceding the closing dates of the Spring 2007 Offering (the “Conversion Prices”). Up to 1,210,489 Conversion Shares are initially issuable at Conversion Prices of either $0.34 or $0.53 per share, depending upon which of the two closing dates of the Spring 2007 Offering the Spring 2007 Notes were sold. The per share price of the Company’s common stock on the Pink Sheets during this period ranged from a low bid price (intraday) of $0.35 to a high bid price (intraday) of $0.59.
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
     The Company received $410,000 gross and net proceeds in the 2007 Spring Offering. The proceeds of the Spring 2007 Offering were used for general corporate purposes and working capital and have been exhausted.
     With the exception of some of the proceeds of the Spring 2007 Offering and some recent draw-downs under our equity line of credit, the net proceeds of all of the offerings discussed above are largely exhausted and we have cash on hand to meet expenses only for a short period of time. In order to fund our capital needs for the foreseeable future, including the operations of our business, and the repayment of our outstanding Bridge Notes and our 2007 PIPE Notes, both of which series of notes are due by the end of 2007, and the Morale Orchards Notes, which are due in December 2007 and January 2008, as well as the Spring 2007 Notes, which are due in June 2008, we must raise substantial additional funds, in addition to the funds required to continue to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University, costs associated with product development and commercialization of the ELEKTRA technology, costs to manufacture and ship our products, costs to design and implement an effective system of internal controls and disclosure controls and procedures, costs of maintaining our status as a public company by filing periodic reports with the SEC, and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2007 and beyond.
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
     We may continue to use our equity line of credit for some of our additional requirements for 2007. However, even if we continued to use our equity line of credit, it will not be sufficient to meet all of our current liabilities and other obligations in 2007. Among other things, the thin trading of our common stock may limit our ability to use the equity line of credit without adversely affecting the price of our common stock. Therefore, in addition to the recently-completed 2007 Spring Offering and the current 2007 Summer Offering, the Company is actively pursuing additional financing alternatives, but no commitments have been received and, accordingly, no assurance can be given that any financing will be available or, if available, that it will be on terms that are satisfactory to the Company. At present, we have relatively few financing options available to us.
     Contractual Obligations
     The following table discloses our contractual commitments for future periods. Long-term commitments are comprised operating leases and minimum guaranteed compensation payments under employment and other agreements. See Note 12 to Notes to Condensed Consolidated Financial Statements.

Year ending December 31,	Operating Leases(1)		Guaranteed Payments
2007	$136,376	(1)	$1,501,667	(3)
2008	$69,270		$439,030	(4)
2009	$44,800	(2)	$75,000	(5)

Total	$250,446		$2,015,697

(1)	This amount includes, with respect to the North Hollywood facility: (i) unpaid base rent from February 2007 through July 2007, in the aggregate amount of $43,032; (ii) $963 with respect to partially unpaid rent for January 2007; and (iii) a $100 per day penalty from January 1, 2006 through July 31, 2007, in the aggregate amount of $57,700, for unpaid rent and/or unpaid late fees claimed by the landlord, for which the landlord claims we are liable pursuant to a certain provision of the sublease. We believe that there are numerous reasons why we should not be liable for most, or all, of any such penalties; however, no assurance can be given that we would not be liable for any or all of such penalties. We did not renew the sublease for our corporate offices at North Hollywood, California, and vacated the premises prior to the expiration of the sublease on July 31, 2007. See Part II, Item 5, “Other Information” and Notes 12 and 13 to Notes to Condensed Consolidated Financial Statements, for additional information regarding this matter. We have renewed the lease for our engineering, production and testing facility at Morgan Hill, California, which facility now also serves as our corporate offices, for an additional two-year period, expiring on August 15, 2009.

(2)	Does not include rent for our engineering, production and testing facility at Morgan Hill, California beyond August 31, 2009, which are the expiration dates of the respective renewal terms for those two leases.

(3)	Consists of an aggregate $462,617 in total compensation, including base salary and certain contractually-provided benefits to one present and one former executive officer pursuant to employment agreements that expire on December 31, 2007 and to one new executive officer pursuant to an employment agreement that expires on July 17, 2008; $385,000 in licensing fees to Temple University; $287,300 in severance payments to a former officer; $240,000 in consulting fees to Spencer Clarke; $80,000 to RAND Corporation; and $47,750 in fees to a consultant.

(4)	Consists of licensing fees in the amount of $290,000 due to Temple University; base salary and certain contractually-provided benefits in the amount of $120,683 to an officer pursuant to an employment agreement that expires on July 17, 2008; and $28,347 to RAND Corporation. Does not include compensation to one present and one former executive officer, whose employment agreements expire

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
     Of the payments we are required to make under this arrangement, we have paid $25,000 for January 2007 and have accrued but not yet paid $125,000 through June 30, 2007, by agreement between the Company and Mr. Eichler.
     On June 15, 2007, the Company and Bruce H. McKinnon entered into an agreement (the “McKinnon Separation Agreement”) which provided that Mr. McKinnon would resign as Chief Executive Officer of the Company effective on the first to occur of (i) the appointment of a new Chief Executive Officer by the Board of Directors and (ii) July 31, 2007. Under the terms of the McKinnon Separation Agreement, Mr. McKinnon would have continued to serve as President of the Company and receive the compensation provided for in accordance with the provisions of the Employment Agreement between Mr. McKinnon and the Company dated as of October 5, 2005 (the “McKinnon Employment Agreement”) through December 31, 2007, the end of the term of that agreement. In addition Mr. McKinnon will continue to serve as a Director of the Company, until he has resigned, been removed by the stockholders or not been re-elected to the Board. The Company and Mr. McKinnon have waived any claims they may have against each other and have agreed to mutual indemnification.
     On July 18, 2007, Bruce H. McKinnon was removed by the Board of Directors as President and Chief Executive Officer of the Company and its wholly-owned subsidiary, STWA Asia Pte. Limited (“STWA Asia”), effective immediately. The Company is currently reviewing its rights and responsibilities with respect to the McKinnon Employment Agreement, the McKinnon Separation Agreement and other matters pertaining to Mr. McKinnon’s tenure as President and Chief Executive Officer of the Company. See Part II, Item 1, “Legal Proceedings” and Item 5, “Other Information”.
     Of the payments provided for under the McKinnon Employment Agreement, we have paid $20,000 for January 2007 and have accrued but not yet paid $100,000 through June 30, 2007. We have not made any payments to Mr. McKinnon under the McKinnon Separation Agreement.
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

     To date, we have not made any payments under the Consulting Agreement and have accrued $120,000 through June 30, 2007 with respect to this obligation.
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
     Stock-Based Compensation
     On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
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
     SFAS 123R requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of Statements of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123”) and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for the second quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes-Merton option-pricing formula (“Black-Scholes model”), which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
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
     Statement No. 159
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material affect on our financial statements.
     Interpretation No. 48
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109, “Accounting for Income Taxes (“FIN 48”).” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.
     The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, The Company has no accrued interest or penalties related to uncertain tax positions.

The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of June 30, 2007. Also as of the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.
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
Item 3. Controls and Procedures
     a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are not adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These matters persist despite our having developed and partially implemented a plan to ensure that all information will be recorded accurately, processed effectively, summarized promptly and reported on a timely basis. Our plan to date has involved, in part, reallocation of responsibilities among officers, various other personnel and some of our directors, and hiring additional personnel. We began to implement this plan during 2005, including the hiring in August 2005 of a Controller who is a Certified Public Accountant. However, the implementation of this plan has been affected by several factors. In December 2006 our Controller retired, and in January 2007 our Chief Financial Officer retired, although our former Controller still provides certain financial consulting services for us. We have hired a new part-time Chief Financial Officer and a full-time Controller, although the latter is not a Certified Public Accountant. In July 2007, our Board of Directors terminated our President and Chief Executive Officer, and also in July 2007, we hired a new President and Chief Executive Officer from outside the Company. One of several specific additional steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan. The Company does not presently have sufficient capital to move forward on the full implementation of this plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     (b) Changes in internal control over financial reporting. Except for those changes discussed above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Finally, the Court ruled that Mr. Muller had no claim to an alleged $500,000 debt owed to him while the damages of over $9 million remain unpaid. The Court also ruled that other assets that were transferred by Mr. Muller to members of his family through various offshore corporations were also to be disgorged. Because the Court left unresolved an issue concerning claims against one Muller family member, the Company sought a modification of the Order. On February 8, 2007, Judge Maas issued an Amended Order, which concluded that all of the STWA shares of Muller or any of his nominees directly or indirectly owned or controlled were to be recaptured by STWA and were subject to disgorgement and forfeiture. With this modification of the October 27, 2007 ruling, this order provides the complete relief requested by the Company in its motion for summary judgment.
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
     Litigation Involving Sublessor of Former Corporate Offices
     On July 19, 2007, Scottish Glen Golf Company, Inc. doing business as KZG (“KZG”) sued us in Los Angeles Superior Court, alleging unlawful detainer by us of our then-leased corporate offices at 5125 Lankershim Boulevard, North Hollywood, California, and failure to pay past due rent and penalties in the aggregate amount of $104,413. In its complaint, KZG also seeks attorney fees. Bruce H. McKinnon, the Company’s former President and Chief Executive Officer, and an incumbent director, is, we believe, the Chairman and an owner of KZG. Mr. McKinnon’s wife is the President of KZG.
     On July 25, 2007, the parties entered into an agreement pursuant to which KZG would dismiss the eviction action. However, KZG reserved the right to amend its complaint to include a demand for past due rent and penalties. We agreed to vacate the premises and KZG agreed not to further prosecute their eviction action. We vacated the premises on July 25, 2007. We are currently awaiting a decision by KZG to amend its complaint and thereafter we will formulate our response to the suit.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three-month period ended June 30, 2007, we sold $50,000 aggregate principal amount of our 2007 PIPE Notes and warrants to purchase an aggregate 107,143 shares of our common stock at $1.00 per share.
     Also during the three-month period ended June 30, 2007, we sold $451,000 aggregate face amount of the Spring 2007 Notes, convertible into shares of our common stock at either $0.34 or $0.53 per share, and warrants to purchase an aggregate 1,815,731 shares of our common stock at $0.50 per share. Because the 2007 Spring Notes were issued at a discount to their face amount, gross and net proceeds to the Company were $410,000.

     The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     The Company’s former principal executive offices consisted of leased space in North Hollywood, California. The Company subleased this space from KZG. Bruce H. McKinnon, the Company’s former President and Chief Executive Officer, and an incumbent director, is an owner of KZG. Mr. McKinnon’s wife is the President of KZG and the Company believes that Mr. McKinnon is presently the Chairman of KZG.
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
     As previously announced in a Current Report on Form 8-K filed with the SEC on June 15, 2007 (the “Form 8-K”), on June 15, 2007, the Company and Bruce H. McKinnon agreed and entered into the McKinnon Separation Agreement, which provided that Mr. McKinnon would resign as Chief Executive Officer of the Company effective on the first to occur of (i) the appointment of a new Chief Executive Officer by the Board of Directors and (ii) July 31, 2007. At the time of the filing of the Form 8-K and as stated therein, it was intended that Mr. McKinnon would continue to serve as President of the Company and would continue to receive the compensation provided for in accordance with the provisions of the McKinnon Employment Agreement, through December 31, 2007, the end of the term of that agreement. Additionally, as stated in the Form 8-K, Mr. McKinnon will continue to serve as a director of the Company, until he has resigned, been removed by the stockholders or not been re-elected to the Board. The Company and Mr. McKinnon have waived any claims they may have against each other and have agreed to mutual indemnification.
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
     Also on July 18, 2007, the Board of Directors of the Company appointed Charles R. Blum as President and Chief Executive Officer of the Company. Mr. Blum assumed his positions on June 25, 2007. Mr. Blum was also appointed to the Board of Directors to fill the vacancy created by the resignation on June 5, 2007 of Maj. Gen. Dennis M. Kenneally (Ret.), which appointment took effect upon Mr. Blum’s joining the Company as President and Chief Executive Officer.
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
     As an interim matter, on July 18, 2007, the Board of Directors appointed incumbent director and former President and Chief Executive Officer Eugene E. Eichler as Acting President and Acting Chief Executive Officer of the Company. Mr. Eichler served in these capacities, without compensation, from July 18, 2007 through July 24, 2007.
     On July 19, 2007, KZG sued the Company in Los Angeles Superior Court (the “KZG Litigation”), alleging unlawful detainer by the Company of our then-leased corporate offices at 5125 Lankershim Boulevard, North Hollywood, California, and failure to pay past due rent and penalties in the aggregate amount of $104,413. See Part II, Item 1, “Legal Proceedings — Litigation Involving Sublessor of Former Corporate Offices”.
     The Company is currently reviewing its rights and responsibilities with respect to the McKinnon Employment Agreement, the McKinnon Separation Agreement, other matters pertaining to Mr. McKinnon’s tenure as President and Chief Executive Officer of the Company and the KZG Litigation.
     On July 25, 2007, the Company vacated the premises in North Hollywood, California. On August 9, 2007, the Company renewed the lease for its facility at 235 Tennant Avenue, Morgan Hill, California, which facility now also serves as the Company’s corporate offices. The renewed lease is for a term of 24 months and expires on August 15, 2009. The new rent is $4,640 per month for the first six months of the lease and $5,480 per month for the balance of the renewal term. The Company has the option to renew the lease for an additional two-year period at the end of the renewal term.
Item 6. Exhibits

Exhibit No.	Description
10.1	Addendum to Lease Agreement dated August 15, 2005 regarding 235 Tennant Avenue, Morgan Hill, California

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SAVE THE WORLD AIR, INC.

Date: August 20, 2007	By:	/s/ CHARLES K. DARGAN II Charles K. Dargan II
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Addendum to Lease Agreement dated August 15, 2005 regarding 235 Tennant Avenue, Morgan Hill, California

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)