Form 10-Q
period 2007-09-30
SAVE THE WORLD AIR INC
filed 2007-11-19
CIK 1103795

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

 FEBRUARY 18, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

Additional

Deficit accumulated

Total stockholders’

Common Stock

Common stock

paid-in

Deferred

during the

development

Shares

Amount

to be issued

capital

compensation

development stage

stage deficiency

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

þ	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes o  No þ

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o  No þ

     The number of shares of the Registrant’s Common Stock outstanding as of November 16, 2007 was 44,559,702 shares.

   Transitional Small Business Disclosure Format (Check one): Yes o  No þ

#

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

 FEBRUARY 18, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

Additional

Deficit accumulated

Total stockholders’

Common Stock

Common stock

paid-in

Deferred

during the

development

Shares

Amount

to be issued

capital

compensation

development stage

stage deficiency

SAVE THE WORLD AIR, INC.

FORM 10-QSB
INDEX

Page
PART I

ITEM 1. Financial Statements	1
Condensed balance sheets	1
Condensed statements of operations (unaudited)	3
Condensed statements of changes in stockholders’ deficiency (unaudited)	4
Condensed statements of cash flows (unaudited)	12
Notes to condensed financial statements (unaudited)	14
ITEM 2. Management’s Discussion and Analysis or Plan of Operations
ITEM 3. Controls and Procedures

PART II

ITEM 1. Legal Proceedings
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 3. Defaults Upon Senior Securities
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 5. Other Information
ITEM 6. Exhibits

SIGNATURES

EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

i

#

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

 FEBRUARY 18, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

Additional

Deficit accumulated

Total stockholders’

Common Stock

Common stock

paid-in

Deferred

during the

development

Shares

Amount

to be issued

capital

compensation

development stage

stage deficiency

PART I

Item 1. Financial Statements

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30,

December 31,

2007

     2006

(unaudited)

ASSETS

Current assets

Cash

$

102,179

$

244,228

Inventory

41,461

21,314

Other current assets

56,796

81,232

Total current assets

200,436

346,774

Property and equipment, net of accumulated depreciation

212,253

322,023

Other assets

4,500

4,500

Total assets

$

417,189

$

673,297

#

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

 FEBRUARY 18, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

Additional

Deficit accumulated

Total stockholders’

Common Stock

Common stock

paid-in

Deferred

during the

development

Shares

Amount

to be issued

capital

compensation

development stage

stage deficiency

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

September 30,

December 31,

2007

     2006

(unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable

$

855,402

$

233,707

Accrued expenses

769,901

468,413

Accrued research and development fees

103,347

95,000

Accrued professional fees

570,519

594,945

Loans payable to related party

81,404

-

Convertible debentures, net

1,893,041

177,926

Total current liabilities

4,273,614

1,569,991

Commitments and contingencies

Stockholders’ deficiency

Common stock, $.001 par value: 200,000,000 shares authorized, 44,559,702 and 40,081,758 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively

44,560

40,082

Common stock to be issued

-

60,000

Additional paid-in capital

31,586,808

29,430,821

Deficit accumulated during the development stage

(35,487,793)

(30,427,597)

Total stockholders’ deficiency

(3,856,425)

(896,694)

Total liabilities and stockholders’ deficiency

$

417,189

$

673,297

#

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

 FEBRUARY 18, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

Additional

Deficit accumulated

Total stockholders’

Common Stock

Common stock

paid-in

Deferred

during the

development

Shares

Amount

to be issued

capital

compensation

development stage

stage deficiency

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

 For the Period

For the Three months ended

For the Nine months ended

From February 18,

September 30,

September 30,

  1998 (Date of

         Inception) through

2007

2006

2007

2006

 September 30, 2007

Net sales

$

-

$

  -

$

    22,000

$

  -

$

52,000

Cost of goods sold

-

-

5,360

-

18,760

Gross profit

-

-

16,640

-

33,240

Operating expenses

873,971

1,718,614

3,177,533

5,326,222

26,080,509

Research and development expenses

98,427

95,608

539,610

274,713

4,745,024

Non-cash patent settlement costs

-

-

-

-

1,610,066

Loss before other income (expense)

(972,398)

(1,814,222)

(3,700,503)

(5,600,935)

(32,402,359)

Other income (expense)

Other income

2,271

-

2,448

125

2,573

Interest income

12

5,966

62

12,942

16,313

Interest expense

(499,282)

(152,769)

(972,950)

(2,362,687)

(3,728,793)

Financing fee

-

(47,104)

(47,104)

Placement fee

 -

(48,000)

(48,000)

Loss on valuation of warrants

(148,455)

(293,439)

(293,349)

Settlement of litigation and debt

  -

-

  -

-

1,017,208

 Total other income

       (expense)

(645,454)          (146,803)     (1,358,893)       (2,349,620)    (3,081,152)

Loss before provision for income taxes

(1,617,852)

(1,961,025)

(5,059,396)

(7,950,555)

(35,483,511)

Provision for income taxes

  -

  -

  800

800

4,282

Net loss

$

(1,617,852)

$

(1,961,025)

$

(5,060,196)

$

(7,951,355)

$

(35,487,793)

Net loss per share, basic and diluted

$

(0.04)

$

(0.05)

$

(0.13)

$

(0.23)

Weighted average shares outstanding, basic and diluted

40,988,308

38,439,668

38,265,250

34,711,746

#

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - Continued

FEBRUARY 18, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

Additional

Deficit accumulated

Total stockholders’

Common Stock

Common stock

paid-in

Deferred

during the

development

Shares

Amount

to be issued

capital

compensation

development stage

stage deficiency

Balance, February 18, 1998 (date of inception)

-

$

-

$

-

$

-

$

-

$

-

$

-

Issuance of common stock on April 18, 1998

10,030,000

10,030

-

14,270

-

-

24,300

Net loss

-

-

-

-

-

(21,307)

(21,307)

Balance, December 31, 1998

10,030,000

10,030

14,270

-

(21,307)

2,993

Issuance of common stock on May 18, 1999

198,003

198

-

516,738

-

-

516,936

Issuance of common stock for ZEFS on September 14, 1999

5,000,000

5,000

-

-

-

-

5,000

Stock issued for professional services on May 18, 1999

69,122

69

-

49,444

-

-

49,513

Net loss

-

-

-

-

-

(1,075,264)

(1,075,264)

Balance, December 31, 1999

15,297,125

15,297

-

580,452

-

(1,096,571)

(500,822)

Stock issued for employee compensation on February 8, 2000

20,000

20

-

20,580

-

-

20,600

Stock issued for consulting services on February 8, 2000

100,000

100

-

102,900

-

-

103,000

Stock issued for professional services on April 18, 2000

27,000

27

-

91,233

-

-

91,260

Stock issued for directors fees on April 18, 2000

50,000

50

-

168,950

-

-

169,000

Stock issued for professional services on May 19, 2000

5,000

5

-

20,295

-

-

20,300

Stock issued for directors fees on June 20, 2000

6,000

6

-

26,634

-

-

26,640

Stock issued for professional services on June 20, 2000

1,633

2

-

7,249

-

-

7,251

Stock issued for professional services on June 26, 2000

1,257

1

-

6,674

-

-

6,675

Stock issued for employee compensation on June 26, 2000

22,000

22

-

116,798

-

-

116,820

Stock issued for consulting services on June 26, 2000

9,833

10

-

52,203

-

-

52,213

Stock issued for promotional services on July 28, 2000

9,675

9

-

47,205

-

-

47,214

Stock issued for consulting services on July 28, 2000

9,833

10

-

47,975

-

-

47,985

Stock issued for consulting services on August 4, 2000

35,033

35

-

74,585

-

-

74,620

Stock issued for promotional services on August 16, 2000

25,000

25

-

56,225

-

-

56,250

Stock issued for consulting services on September 5, 2000

12,833

13

-

28,861

-

-

28,874

Stock issued for consulting services on September 10, 2000

9,833

10

-

14,740

-

-

14,750

Stock issued for consulting services on November 2, 2000

9,833

10

-

8,643

-

-

8,653

#

See notes to condensed financial statements.

Stock issued for consulting services on November 4, 2000

9,833

10

-

8,643

-

-

8,653

Stock issued for consulting services on December 20, 2000

19,082

19

-

9,522

-

-

9,541

Stock issued for filing services on December 20, 2000

5,172

5

-

2,581

-

-

2,586

Stock issued for professional services on December 26, 2000

12,960

13

-

4,912

-

-

4,925

Other stock issuance on August 24, 2000

2,000

2

-

4,258

-

-

4,260

Common shares cancelled

(55,000)

(55)

-

(64,245)

-

-

(64,300)

Net loss

-

-

-

-

-

(1,270,762)

(1,270,762)

Balance, December 31, 2000

15,645,935

15,646

-

1,437,873

-

(2,367,333)

(913,814)

Stock issued for consulting services on January 8, 2001

9,833

10

-

3,038

-

-

3,048

Stock issued for consulting services on February 1, 2001

9,833

10

-

3,235

-

-

3,245

Stock issued for consulting services on March 1, 2001

9,833

10

-

2,743

-

-

2,753

Stock issued for legal services on March 13, 2001

150,000

150

-

47,850

-

-

48,000

Stock issued for consulting services on April 3, 2001

9,833

10

-

2,448

-

-

2,458

Stock issued for legal services on April 4, 2001

30,918

31

-

7,699

-

-

7,730

Stock issued for professional services on April 4, 2001

7,040

7

-

1,753

-

-

1,760

Stock issued for consulting services on April 5, 2001

132,600

132

-

33,018

-

-

33,150

Stock issued for filing fees on April 30, 2001

1,233

1

-

2,033

-

-

2,034

Stock issued for filing fees on September 19, 2001

2,678

2

-

2,274

-

-

2,276

Stock issued for professional services on September 28, 2001

150,000

150

-

92,850

-

-

93,000

Stock issued for directors services on October 5, 2001

100,000

100

-

59,900

-

-

60,000

Stock issued for legal services on October 17, 2001

11,111

11

-

6,655

-

-

6,666

Stock issued for consulting services on October 18, 2001

400,000

400

-

379,600

-

-

380,000

Stock issued for consulting services on October 19, 2001

150,000

150

-

187,350

-

-

187,500

Stock issued for exhibit fees on October 22, 2001

5,000

6

-

6,745

-

-

6,751

Stock issued for directors services on November 2, 2001

1,000,000

1,000

-

949,000

-

-

950,000

Stock issued for consulting services on November 7, 2001

20,000

20

-

16,980

-

-

17,000

Stock issued for consulting services on November 20, 2001

43,000

43

-

42,097

-

-

42,140

Stock issued for consulting services on November 27, 2001

10,000

10

-

9,790

-

-

9,800

Stock issued for consulting services on November 28, 2001

187,000

187

-

183,073

-

-

183,260

Intrinsic value of options issued to employees

-

-

-

2,600,000

(2,600,000)

-

-

Fair value of options issued to non-employees for services

-

-

-

142,318

-

-

142,318

Amortization of deferred compensation

-

-

-

-

191,667

-

191,667

Net loss

-

-

-

-

-

(2,735,013)

(2,735,013)

Balance, December 31, 2001

18,085,847

18,086

-

6,220,322

(2,408,333)

(5,102,346)

(1,272,271)

Stock issued for directors services on December 10, 2002

2,150,000

2,150

-

857,850

-

-

860,000

Common stock paid for, but not issued (2,305,000 shares)

-

-

389,875

-

-

-

389,875

Fair value of options issued to non-employees for services

-

-

-

54,909

(54,909)

-

-

Amortization of deferred compensation

-

-

-

-

891,182

-

891,182

Net loss for the year ended December 31, 2002

-

-

-

-

-

(2,749,199)

(2,749,199)

Balance, December 31, 2002

20,235,847

20,236

389,875

7,133,081

(1,572,060)

(7,851,545)

(1,880,413)

Common stock issued, previously paid for

1,425,000

1,425

(213,750)

212,325

-

-

-

Common stock issued, previously paid for

880,000

880

(220,000)

219,120

-

-

-

Stock issued for cash on March 20, 2003

670,000

670

-

166,830

-

-

167,500

Stock issued for cash on April 4, 2003

900,000

900

-

224,062

-

-

224,962

Stock issued for cash on April 8, 2003

100,000

100

-

24,900

-

-

25,000

Stock issued for cash on May 8, 2003

1,150,000

1,150

-

286,330

-

-

287,480

Stock issued for cash on June 16, 2003

475,000

475

-

118,275

-

-

118,750

Stock issued for legal services on June 27, 2003

83,414

83

-

45,794

-

-

45,877

Debt converted to stock on June 27, 2003

2,000,000

2,000

-

498,000

-

-

500,000

Stock and warrants issued for cash on July 11, 2003

519,000

519

-

129,231

-

-

129,750

Stock and warrants issued for cash on September 29, 2003

1,775,000

1,775

-

441,976

-

-

443,751

Stock and warrants issued for cash on October 21, 2003

1,845,000

1,845

-

459,405

-

-

461,250

Stock and warrants issued for cash on October 28, 2003

1,570,000

1,570

-

390,930

-

-

392,500

Stock and warrants issued for cash on November 19, 2003

500,000

500

-

124,500

-

-

125,000

Finders’ fees related to stock issuances

-

-

43,875

(312,582)

-

-

(268,707)

Common stock paid for, but not issued (25,000 shares)

-

-

6,250

-

-

-

6,250

Amortization of deferred comp

-

-

-

-

863,727

-

863,727

Net loss for year ended December 31, 2003

-

-

-

-

-

(2,476,063)

(2,476,063)

Balance, December 31, 2003

34,128,261

34,128

6,250

10,162,177

(708,333)

(10,327,608)

(833,386)

Common stock issued, previously paid for

25,000

25

(6,250)

6,225

-

-

-

Stock issued for director services on March 31, 2004

50,000

50

-

74,950

-

-

75,000

Stock issued for finders fees on March 31, 2004

82,500

82

-

12,293

-

-

12,375

Stock issued for finders fees on March 31, 2004

406,060

407

-

101,199

-

-

101,606

Stock issued for services on April 2, 2004

65,000

65

-

99,385

-

-

99,450

Debt converted to stock on April 2, 2004

60,000

60

-

91,740

-

-

91,800

Stock issued upon exercise of warrants on May 21, 2004

950,000

950

-

189,050

-

-

190,000

Stock issued for directors services on June 8, 2004

600,000

600

-

1,019,400

-

-

1,020,000

Stock issued for cash on August 25, 2004

550,000

550

-

549,450

-

-

550,000

Stock issued upon exercise of options on August 30, 2004

4,000

4

-

1,596

-

-

1,600

Stock issued for cash on September 8, 2004

25,000

25

-

24,975

-

-

25,000

Stock issued for consulting services on September 15, 2004

50,000

49

-

65,451

-

-

65,500

Stock issued for patent settlement on September 22, 2004

20,000

20

-

24,780

-

-

24,800

Stock issued for research and development on October 6, 2004

65,000

65

-

90,935

-

-

91,000

Stock issued for cash on October 6, 2004

25,000

25

-

24,975

-

-

25,000

Stock issued for cash on October 15, 2004

150,000

150

-

149,850

-

-

150,000

Stock issued upon exercise of stock options on October 21, 2004

6,500

6

-

2,594

-

-

2,600

Stock issued for cash on November 3, 2004

25,000

25

-

24,975

-

-

25,000

Stock issued for cash on November 18, 2004

172,500

173

-

172,327

-

-

172,500

Stock issued for cash on December 9, 2004

75,000

75

-

74,925

-

-

75,000

Stock issued for cash on December 23, 2004

250,000

250

-

249,750

-

-

250,000

Finders fees related to stock issuances

-

-

-

(88,384)

-

-

(88,384)

Common stock paid for, but not issued (119,000 shares)

-

-

119,000

-

-

-

119,000

Intrinsic value of options issued to employees

-

-

-

248,891

(248,891)

-

-

Fair value of options issued to non-employees for services

-

-

-

55,381

(55,381)

-

-

Fair value of warrants issued for settlement costs

-

-

1,585,266

-

-

1,585,266

Fair value of warrants issued to non-employees for services

-

-

-

28,872

-

-

28,872

Amortization of deferred compensation

-

-

-

-

936,537

-

936,537

Net loss for year ended December 31, 2004

-

-

-

-

-

(6,803,280)

(6,803,280)

Balance, December 31, 2004

37,784,821

37,784

119,000

15,043,028

(76,068)

(17,130,888)

(2,007,144)

Common stock issued, previously paid for

69,000

69

(69,000)

68,931

-

-

-

Stock issued upon exercise of warrants, previously paid for

50,000

50

(50,000)

49,950

-

-

-

Stock issued for cash on January 20, 2005

25,000

25

-

24,975

-

-

25,000

Stock issued upon exercise of warrants on January 31, 2005

500

1

-

199

-

-

200

Stock issued for cash on February 17, 2005

325,000

325

-

324,675

-

-

325,000

Stock issued for cash on March 31, 2005

215,000

215

-

214,785

-

-

215,000

Stock issued for cash on May 17, 2005

5,000

5

-

4,995

-

-

5,000

Stock issued for cash on June 7, 2005

300,000

300

-

299,700

-

-

300,000

Stock issued for cash on August 5, 2005

480,500

480

-

480,020

-

-

480,500

Stock issued for cash on August 9, 2005

100,000

100

-

99,900

-

-

100,000

Stock issued for cash on October 27, 2005

80,000

80

-

79,920

-

-

80,000

Common stock cancelled on December 7, 2005

(8,047,403)

(8,047)

-

8,047

-

-

-

Stock issued for settlement of payables on December 21, 2005

-

-

57,092

-

-

-

57,092

Stock issued for settlement of payables on December 31, 2005

-

-

555,429

-

-

-

555,429

Finders fees related to stock issuances

-

-

-

(109,840)

-

-

(109,840)

Intrinsic value of options issued to employees

-

-

-

243,750

(243,750)

-

-

Fair value of options issued for settlement costs

-

-

-

31,500

-

-

31,500

Fair value of warrants issued for settlement costs

-

-

-

4,957

-

-

4,957

Fair value of warrants issued to non-employees for services

-

-

-

13,505

-

-

 13,505

Amortization of deferred compensation

-

-

-

-

177,631

-

177,631

Warrants issued with convertible notes

-

-

-

756,768

-

-

756,768

Intrinsic value of beneficial conversion associated with convertible notes

-

-

-

696,413

-

-

696,413

Net loss for year ended December 31, 2005

-

-

-

-

-

(3,115,186)

(3,115,186)

Balance, December 31, 2005

31,387,418

$

31,387

$

612,521

$

18,336,178

$

(142,187)

$

(20,246,074)

$

(1,408,175)

Stock issued, for previously settled payables	—	846,549	847	(612,521)	611,674	—	—	—
Stock issued upon exercise of warrants on March 23, 2006	1.50	25,000	25	—	37,475	—	—	37,500
Stock issued upon exercise of warrants on March 27, 2006	1.50	50,000	50	—	74,950	—	—	75,000
Stock issued upon exercise of warrants on March 27, 2006	0.50	25,000	25	—	12,475	—	—	12,500
Stock issued upon exercise of warrants on March 30, 2006	1.00	10,000	10	—	9,990	—	—	10,000
Stock issued upon exercise of warrants on April 10, 2006	0.50	36,250	36	—	18,089	—	—	18,125
Common stock issued for convertible debt on April 10, 2006	0.70	269,600	270	—	188,450	—	—	188,720
Stock issued for cash on April 24, 2006	1.56	473,000	473	—	737,408	—	—	737,881
Stock issued upon exercise of warrants on April 26, 2006	0.50	125,000	125	—	62,375	—	—	62,500
Stock issued upon exercise of warrants on April 26, 2006	1.50	100,000	100	—	149,900	—	—	150,000
Common stock issued for convertible debt on April 26, 2006	0.70	35,714	36	—	24,964	—	—	25,000
Stock issued upon exercise of warrants on May 6, 2006	0.50	200,000	200	—	99,800	—	—	100,000
Stock issued upon exercise of warrants on May 15, 2006	1.50	25,000	25	—	37,475	—	—	37,500
Stock issued upon exercise of warrants on May 15, 2006	0.50	50,000	50	—	24,950	—	—	25,000
Stock issued for cash on June 7, 2006	1.89	873,018	872	—	1,649,136	—	—	1,650,008
Common stock issued for convertible debt on June 7, 2006	0.70	1,535,716	1,536	—	1,073,464	—	—	1,075,000
Stock issued upon exercise of warrants on June 8, 2006	0.50	900,000	900	—	449,100	—	—	450,000
Stock issued upon exercise of warrants on June 9, 2006	0.50	9,000	9	—	4,491	—	—	4,500
Stock issued upon exercise of warrants on June 23, 2006	0.50	150,000	150	—	74,850	—	—	75,000
Stock issued upon exercise of warrants on June 23, 2006	1.50	15,000	15	—	22,485	—	—	22,500
Common stock issued for convertible debt on June 30, 2006	0.70	219,104	219	—	153,155	—	—	153,374
Common stock issued for convertible debt on July 11, 2006	0.70	14,603	15	—	10,207	—	—	10,222
Common stock issued for convertible debt on August 7, 2006 17511111111111111112625	0.70	1,540,160	1,540	—	1,076,572	—	—	1,078,112
Common stock issued upon exercise of warrants on August 7, 2006	1.50	175,000	175	—	262,325	—	—	262,500
Common stock issued upon exercise of warrants on August 21, 2006	1.50	50,000	50	—	74,950	—	—	75,000
Common stock issued for cash on August 22, 2006	1.00	14,519	15	—	14,504	—	—	14,519
Common stock issued upon exercise of warrants on August 23, 2006	1.00	3,683	4	—	3,679	—	—	3,683
Common stock issued upon exercise of warrants on August 28, 2006	1.50	5,000	5	—	7,495	—	—	7,500
Common stock issued for convertible debt on September 13, 2006	0.70	4,286	4	—	2,996	—	—	3,000
Common stock issued upon exercise of warrants on September 13, 2006	0.50	150,000	150	—	74,850	—	—	75,000
Common stock issued for convertible debt on October 16, 2006	0.70	66,654	67	—	46,591	—	—	46,658
Common stock issued upon exercise of warrants on November 3, 2006	0.50	210,000	210	—	104,790	—	—	105,000
Common stock issued for put on equity line of credit on November 7, 2006	1.22	94,470	94	—	115,368	—	—	115,462
Common stock issued for put on equity line of credit on November 14, 2006	1.14	7,300	7	—	8,349	—	—	8,356
Common stock issued for put on equity line of credit on November 27, 2006	0.83	27,500	28	—	22,913	—	—	22,941
Common stock issued for put on equity line of credit on November 28, 2006	0.82	36,500	36	—	30,059	—	—	30,095
Common stock issued for put on equity line of credit on December 6, 2006	0.78	73,863	74	—	57,244	—	—	57,318
Common stock issued for put on equity line of credit on December 26, 2006	0.55	18,800	19	—	10,377	—	—	10,396
Common stock issued for put on equity line of credit on December 31, 2006	0.59	229,050	229	—	135,300	—	—	135,529
Common stock paid for, but not issued	—	—	—	60,000	—	—	—	60,000
Fair value of options issued to employees and officers	—	—	—	—	2,253,263	—	—	2,253,263
Fair value of warrants issued for services	—	—	—	—	401,130	—	—	401,130
Write off of deferred compensation	—	—	—	—	(142,187)	142,187	—	—
Warrants issued for consulting services	—	—	—	—	62,497	—	—	62,497
Warrants issued with convertible notes	—	—	—	—	408,596	—	—	408,596
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	851,100	—	—	851,100
Finders fees related to stock issuances	—	—	—	—	(284,579)	—	—	(284,579)
Fees paid on equity line of credit	—	—	—	—	(30,402)	—	—	(30,402)
Net loss for year ended December 31, 2006	—	—	—	—	—	—	(10,181,523)	(10,181,523)
Balance, December 31, 2006		40,081,757	$ 40,082	$ 60,000	$ 29,430,821	$ —	$ (30,427,597)	$ (896,694)
Common stock issued for put on equity line of credit on January 11, 2007	—	63,000	63	—	39,659	—	—	39,722
Common stock issued for put on equity line of credit on January 22, 2007	—	58,150	58	—	42,246	—	—	42,304
Common stock issued for put on equity line of credit on February 9, 2007	—	35,800	36	—	26,009	—	—	26,045
Common stock issued for put on equity line of credit on February 16, 2007	—	162,000	162	—	112,979	—	—	113,141
Common stock issued for put on equity line of credit on February 26, 2007	—	71,000	71	—	46,761	—	—	46,832
Common stock issued for put on equity line of credit on March 5, 2007	—	42,600	43	—	28,056	—	—	28,099
Common stock issued for put on equity line of credit on March 12, 2007	—	92,900	93	—	62,085	—	—	62,178
Common stock issued for put on equity line of credit on March 19, 2007	—	47,500	48	—	30,362	—	—	30,410
Common stock issued for put on equity line of credit on March 26, 2007	—	7,500	7	—	4,722	—	—	4,729
Common stock issued for put on equity line of credit on March 31, 2007	—	25,500	25	—	15,558	—	—	15,583
Fees paid on equity line of credit		—	—	—	(32,723)	—	—	(32,723)
Warrants issued with convertible notes		—	—	—	291,936	—	—	291,936
Intrinsic value of beneficial conversion associated with convertible notes		—	—	—	274,312	—	—	274,312
Fair value of warrants issued to non-employee for services		—	—	—	47,104	—	—	47,104
Fair value of options issued to an officer	—	—	—	—	16,302	—	—	16,302
Common stock issued for put on equity line of credit on April 9, 2007		56,300	56	—	35,441	—	—	35,497
Common stock issued for put on equity line of credit on April 17, 2007		73,835	74	—	41,466	—	—	41,540
Common stock issued for put on equity line of credit on April 24, 2007		122,857	123	—	68,996	—	—	69,119
Common stock issued for put on equity line of credit on May 1, 2007		226,081	226	—	124,774	—	—	125,000
Common stock issued for put on equity line of credit on May 8, 2007		29,400	29	—	19,363	—	—	19,392
Common stock issued for put on equity line of credit on May 15, 2007		403,502	404	—	171,811	—	—	172,215
Common stock issued for put on equity line of credit on May 22, 2007		119,800	120	—	46,362	—	—	46,482
Common stock issued for put on equity line of credit on May 30, 2007		80,996	81	—	26,631	—	—	26,712
Common stock issued for put on equity line of credit on June 6, 2007		54,700	55	—	17,454	—	—	17,509
Common stock issued for put on equity line of credit on June 15, 2007		94,500	95	—	25,571	—	—	25,666
Common stock issued for put on equity line of credit on June 21, 2007		12,500	12	—	3,868	—	—	3,880
Fees paid on equity line of credit		—	—	—	(46,641)	—	—	(46,641)
Warrants issued with convertible notes		—	—	—	260,718	—	—	260,718
Fair value of options issued to an officer		—	—	—	8,898	—	—	8,898
Common stock issued, previously paid for		2,597,524	2,597	(60,000)	57,403	—	—	—
Fair value of options issued to officers		—	—	—	20,574	—	—	20,574
Warrants issued with convertible notes		—	—	—	267,930	—	—	267,930
Net loss for nine months ended September 30, 2007		—	—	—	—		(5,060,196)	(5,060,196)
Balance, September 30, 2007 (unaudited)		44,559,702	$ 44,560	$ —	$ 31,586,808	$ —	$ (35,487,793)	$ (3,856,425)

#

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

            For the Period

          From February 18,

From

                         For the Nine months ended Sept. 30,

 1998 (Date of

           Inception) through

ceptio

2007

2006

Sept. 30, 2007

Cash flows from operating activities

Net loss

  $

(5,060,196)

  $

(7,951,355)

  $

(35,487,793)

Adjustments to reconcile net loss to net cash used in operating activities:

Write off of intangible assets

-

-

505,000

Settlement of litigation and debt

-

-

(1,017,208)

Stock based compensation expense

45,774

2,273,121

2,947,358

Issuance of common stock for services

-

-

4,668,102

Issuance of options for legal settlement

-

-

31,500

Issuance of warrants for legal settlement

-

-

4,957

Issuance of warrants for financing fees

47,104

-

47,104

Loss on valuation of warrants

293,349

-

293,349

Patent acquisition cost

-

-

1,610,066

Amortization of interest on debt discount

11,750

11,750

Amortization of issuance costs and original issue debt

939,362

2,257,620

3,738,667

Amortization of deferred compensation

-

  -

3,060,744

Depreciation

155,483

101,328

343,702

Changes in operating assets and liabilities:

Inventory

(20,147)

(3,719)

(41,461)

Prepaid expenses and other

24,436

(101,072)

(56,796)

Other assets

-

-

(4,500)

-

  -

Accounts payable and accrued expenses

907,104

(582,680)

3,139,218

Net cash used in operating activities

(2,655,981)

(4,006,757)

(16,206,241)

Cash flows from investing activities

Purchase of property and equipment

(45,713)

(167,973)

(552,405)

Net cash used in investing activities

(45,713)

(167,973)

(552,405)

Cash flows from financing activities

Net proceeds under equity line of credit

912,691

-

1,262,386

Increase (decrease) in payables to related parties and shareholder

81,404

(158,733)

592,854

Advances from founding executive officer

-

-

517,208

Net proceeds from issuance of convertible notes and warrants

1,591,800

865,500

4,259,678

Repayment of convertible notes

(26,250)

-

(26,250)

Net proceeds from issuance of common stock and common stock issuable

-

3,621,638

10,254,949

Net cash provided by financing activities

2,559,645

4,328,405

16,860,825

Net increase (decrease) in cash

(142,049)

153,675

102,179

Cash, beginning of period

244,228

279,821

   -

Cash, end of period

  $

102,179

 $

433,496

 $

   102,179

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

            For the Period

          From February 18,

From

                         For the Nine months ended Sept 30,

 1998 (Date of

                                                 Inception)

                                                                                                                  through

2007

2006

Sept 30, 2007

Supplemental disclosures of cash flow information

Cash paid during the period for

Interest

$

7,674

$

128,045

$

149,153

Income taxes

$

800

$

800

$

4,282

Non-cash investing and financing activities

Acquisition of intangible asset through advance from related party and issuance of common stock

$

-

$

  -

$

505,000

Deferred compensation for stock options issued for services

-

  -

3,202,931

Purchase of property and equipment financed by advance from related party

-

  -

3,550

Conversion of related party debt to equity

-

  -

515,000

Issuance of common stock in settlement of payable

-

  -

113,981

Value of warrants and beneficial conversion feature of convertible notes

910,500

Cancellation of stock

-

  -

8,047

Conversion of accounts payable and accrued expenses to common stock issued

-

612,521

612,521

Conversion of related party debt to convertible debentures

-

45,000

45,000

Conversion of convertible debentures to common stock

-

2,576,379

2,580,086

Conversion of interest on convertible debentures to common stock

3,707

3,707

Write off of deferred compensation

-

142,187

142,187

Consulting fee for issuance of stock options

25,200

-

25,200

Financing fee for issuance of warrants

47,104

-

47,104

#

See notes to condensed consolidated financial statements.

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of Save the World Air, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2007, the results of operations for the three months and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The consolidated results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2007.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $5,060,196 and a negative cash flow from operations of $2,655,981 for the nine months ended September 30, 2007, and had a working capital deficiency of $4,073,178 and a stockholders’ deficiency of $3,856,425 at September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Description of business

Save the World Air, Inc. (the "Company") is a green technology company that leverages a suite of patented, patent-pending and licensed intellectual properties related to the treatment of fuels. These technologies utilize either magnetic or uniform electrical fields to alter physical characteristics of fuels and are designed to create a cleaner combustion. Cleaner combustion has been shown to improve performance, enhance fuel economy and/or reduce harmful emissions in laboratory testing.

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

The accompanying condensed consolidated financial statements of Save the World Air, Inc. and Subsidiary include the accounts of Save the World Air, Inc. and its wholly-owned subsidiary STWA Asia Pte. Limited, incorporated on January 17, 2006. As of September 30, 2007, the subsidiary held $4,358 in cash and had operating expenses of $11,312. Intercompany transactions and balances have been eliminated in consolidation.

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

Collectability is reasonably assured.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the nine months ended September 30, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the nine months ended September 30, 2007 was $45,774.

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

Interpretation No. 48

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109, “Accounting for Income Taxes (“FIN 48”).” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, The Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of September 30, 2007. Also as of the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

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

Management does not believe that there are any other recently-issued, but not yet effective accounting pronouncements, which could have a material effect on the accompanying condensed consolidated financial statements.

5.	Net loss per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the nine months ended September 30, 2007 and 2006, the dilutive impact of outstanding stock options of 4,203,238 and 7,328,299 respectively, and outstanding warrants of 18,798,227 and 21,183,517 have been excluded because their impact on the loss per share is anti-dilutive.

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

Loans from related parties

In May of 2007, a former officer and incumbent director of the company loaned $31,404 to pay a company obligation and in August 2007, the same party loaned $50,000 to the company so that it could pay certain operating expenses. These amounts will be repaid in the future.

Lease agreement with related party

During 2003, the Company entered into a sublease agreement with an entity to lease office space in North Hollywood, California for its principal executive offices. Bruce H. McKinnon, the former Chief Executive Officer and a director of the Company, is an owner of the lessor.

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

During the three months ended September 30, 2007 and 2006, rent expense under the sublease was $10,272 and $18,624, respectively. The amount for the three months ended September 30, 2007 includes $3,100 with respect to a late penalty of $100 per day since April 1, 2007, in addition to amounts previously accrued and discussed in the next paragraph. The Company does not admit that it owes this amount.

During the nine months ended September 30, 2007 and 2006, rent expense under the sublease was $107,902 and $55,872, respectively.  The amount for the nine months ended September 30, 2007 includes $57,700 with respect to a late penalty of $100 per day since January 1, 2006.  The Company does not admit that it owes this amount.

On July 12, 2007, KZ Golf, Inc. “(“KZG”), the Company’s landlord, presented to the Company a Three-Day Notice to Pay or Quit, demanding payment of unpaid rent, additional rent and penalties, in the aggregate amount of $104,413 as of such date.  In addition to the unpaid rent during 2007, it is apparently KZG’s position that there is a discrepancy in the calculation of base rent as far back as April 1, 2004 and that a penalty of $100 per day should be imposed continuously since January 1, 2006 under the terms of a certain provision of the sublease between the Company and KZG (the “2006 Sublease”).  As of September 30, 2007, the Company recorded a contingent liability in the amount of $101,696. The Company does not admit that it owes either the entire amount claimed by KZG or the entire amount recorded by it as a contingent liability.  The Company did not exercise its option to renew the 2006 Sublease.

On July 25, 2007, the Company vacated the offices in North Hollywood, California, and temporarily relocated its corporate offices to the Company’s existing facility located at 235 Tennant Avenue, Morgan Hill, California 95037.

Marketing and promotional services agreement with related party

In July 2006, the Company entered into an agreement with SS Sales and Marketing Group (“SS Sales”), to provide exclusive marketing and promotional services in the western United States and western Canada  (the “Territory”) for the Company’s products. SS Sales will also provide advice, assistance and information on marketing the Company’s products in the automotive after-market, and will seek to recruit and establish a market with distributors, wholesalers and others. SS Sales will be paid a commission equal to 5% of the gross amount actually collected on contracts the Company entered into during the term of the agreement for existing or future customers introduced by SS Sales in the Territory. The agreement has a term of five years unless sooner terminated by either party on 30 days’ notice. In the event of termination, SS Sales will be entitled to receive all commissions payable through the date of termination. No amount was due or paid under this agreement as of September 30, 2007.  SS Sales is owned by Nathan Shelton, who has served as one of the directors of the Company since February 12, 2007.

7.	Equity line of credit

In September 2006, the Company entered into what is sometimes termed an equity line of credit arrangement. Under the line of credit the Company may, but is not obligated to, put shares of common stock from time to time over a 36-month period, at a purchase price calculated at 97% of the lowest best closing bid for the Company’s common stock for the five trading days following the put notice. The Company may draw up to $10,000,000 under the line of credit. Because the price of the common stock fluctuates and the number of shares of common stock, if any, that the Company may issue, should exercise the put rights under the equity line of credit, will vary, the Company does not know how many shares, if any, will actually issue under the equity line of credit. As of September 30, 2007 the Company has registered and made available 7,000,000 shares of common stock for possible future draws under the line of credit.

As of September 30, 2007 the Company has drawn down $1,372,150 ($1,262,384 net of closing costs) of this commitment and issued 2,367,905 shares of common stock, leaving 4,632,095 shares of common stock still available under the equity line of credit.

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

During the nine months ended September 30, 2007, the Company issued Morale Notes totaling $612,500 discounted by $112,500, resulting in net proceeds to the Company of $500,000. In addition to the discount, 437,500 warrants were issued to Morale. These warrants expire January 10, 2011 and are exercisable at $0.70 per share. The note is convertible at the rate of $0.70 per share into 875,000 shares of the Company’s Common Stock.

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

During the nine months ended September 30, 2007, the Company conducted an offering (the “2007 PIPE Offering”), through Spencer Clarke LLC, as exclusive placement agent, of up to $2,000,000 principal amount of its 10% convertible notes (the “2007 PIPE Notes”).  Interest on the 2007 PIPE Notes, at a rate of 10% per annum, is payable quarterly.  The Notes are due nine months from date of issuance.  The 2007 PIPE Notes are convertible into shares of Common Stock at an initial conversion price of $0.70 per share (the “Conversion Shares”).

The Company has the right to redeem any or all of the outstanding 2007 PIPE Notes in its sole discretion anytime after the termination of the 2007 PIPE Offering and prior to the maturity date of the 2007 PIPE Notes. The redemption price shall be the face amount of the redeemed 2007 PIPE Notes plus accrued and unpaid interest thereon.  Subject to the following sentence, at any time prior to the maturity date of the 2007 PIPE Notes, for each additional $1,000,000 of gross proceeds raised from one or more offerings of the Company’s equity or quasi-equity securities, the Company shall redeem 2007 PIPE Notes with a minimum face value of $500,000 together with accrued and unpaid interest, until the entire outstanding 2007 PIPE Note is redeemed. Certain financings that the Company may conduct outside of North America are exempt from this provision to redeem the 2007 PIPE Notes in whole or in part.

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

During the nine months ended September 30, 2007, the Company issued $400,000 of the PIPE Notes and 2007 PIPE Warrants to purchase 857,144 shares of the Company’s common stock. The Company had related transaction fees of $48,000, resulting in net proceeds to the Company of $352,000. In addition to the transaction fees, warrants to purchase 75,000 shares of the Company’s common stock were issued to Spencer Clarke LLC, the Company’s exclusive placement agent for the 2007 PIPE Offering. These warrants expire March 1, 2010 and are exercisable at a price of $1.00 per share.

The aggregate value of the 2007 PIPE Warrants issued in connection with the offerings and the warrants issued to the placement agent were valued at $256,533 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4.40% to 5.16%; dividend yield of 0%; volatility factors of the expected market price of common stock of 100.28% to 114.98%; and an expected life of two years (statutory term). The company also determined that the notes contained a beneficial conversion feature of $62,857.

The value of the 2007 PIPE Warrants of $256,533, the conversion option of $62,857 and the transaction fees of $48,000 are considered as debt discount and are being amortized over the life of the 2007 PIPE Notes.

During the nine months ended September 30, 2007, no 2007 PIPE Notes were converted to shares of stock.

On August 29, 2007, the Company entered into a modification agreement with the 2007 PIPE note holders. The Modification Agreement was entered into as a result of negotiations between the Company and Spencer Clarke, LLC ("Spencer Clarke"), the Company's exclusive placement agent for the 2007 PIPE Offering, after the Company failed to file with the Securities and Exchange Commission (the "SEC") in a timely manner a registration statement (the "Registration Statement") to register the shares of the Company's common stock into which the PIPE Notes are convertible (the "Conversion Shares") and for which the PIPE Warrants may be exercised (the "Warrant Shares").

Pursuant to the Modification Agreement, the parties have agreed as follows:

• Promptly, but no later than November 30, 2007 (instead of on or before July 2, 2007), the Company shall file the Registration Statement with the SEC to register the Conversion Shares and the Warrant Shares.

• Effective August 1, 2007, the interest rate on the PIPE Notes shall be increased from 10% per annum to 18% per annum until such time as the Registration Statement is declared effective by the SEC.

• The price at which the PIPE Notes may be converted into Conversion Shares (the "Conversion Price") shall be reduced from $0.70 to $0.45 per share.

• Each Investor shall receive, for no additional consideration, additional warrants ("Additional Warrants") in an amount equal to an additional 50% of the PIPE Warrants originally issued pursuant to the terms of the 2007 PIPE Offering. The Additional Warrants shall have the same registration rights as are described in the Private Placement Memorandum dated January 12, 2007 (the "Offering Memorandum") used in connection with the 2007 PIPE Offering applicable to the PIPE Warrants; shall be exercisable immediately upon issuance; shall remain exercisable for a period of five years from the date of the Modification Agreement, on a cash basis only, at an initial exercise price of $0.45 per share; and shall, in all other respects, have the same terms and conditions, and be in the same form, as the PIPE Warrants.

• If the Company does not file the Registration Statement with the SEC by November 30, 2007, each Investor shall receive, for no additional consideration, warrants ("Delay Warrants") in an amount equal to an additional 50% of the PIPE Warrants originally issued pursuant to the terms of the Offering Memorandum. The Delay Warrants shall have the same registration rights as are described in the Offering Memorandum applicable to the PIPE Warrants; shall be exercisable immediately upon issuance; shall remain exercisable for a period of five years from the date of this Agreement, on a cash basis only, at an initial exercise price of $0.45 per share; and shall, in all other respects, have the same terms and conditions, and be in the same form, as the PIPE Warrants.

The terms and conditions of the Offering Memorandum, the PIPE Notes and the PIPE Warrants, to the extent not expressly amended in the Modification Agreement, remain in full force and effect.

The issuance of the Additional Warrants (“Delay Warrants”), if any, and the reduction of the Conversion Price of the PIPE Notes, has the potential to dilute the percentage ownership interest of the Company's existing shareholders.

Investors in the 2007 PIPE Offering received, for no additional consideration, a PIPE Warrant, entitling the holder to purchase a number of Warrant Shares of the Company's common stock equal to 150% of the number of shares of common stock into which the PIPE Notes are convertible. The PIPE Warrant is exercisable on a cash basis only and has registration rights. The PIPE Warrant is exercisable at an initial price of $1.00 per share, and is exercisable immediately upon issuance and for a period of three years from the date of issuance.

The aggregate value of the additional warrants (“Delay Warrants”) issued in connection with the modification agreement of the 2007 PIPE Offering were valued at $138,197 using Black Scholes option valuation model with the following assumptions: risk-free interest rate of 4.43%; dividend yield of 0%; volatility factor of the expected market price of common stock of 113.55%; and an expected life of 5 years.

The value of the additional 2007 PIPE warrants of $138,197 are considered as debt discount and are being amortized over the life of the 2007 PIPE notes.

Promptly, but no later than 90 days following the closing date of the PIPE Offering, the Company was required to file a registration statement with the SEC to register the Conversion Shares and the Warrant Shares. The Company was further required to use its best efforts to ensure that the Registration Statement was declared effective within 120 days after filing.

The Company's continuing cash flow and liquidity difficulties led to its inability to file all of its reports with the SEC in a timely manner, and therefore the Company was unable to meet its obligations to file the Registration Statement required under the terms of the 2007 PIPE Offering in a timely manner, which has been clarified in the Modification Agreement as on or before July 2, 2007. The Company had begun discussions with Spencer Clarke, acting on behalf of the holders of the PIPE Notes and PIPE Warrants, for an extension of time to file the Registration Statement. Notwithstanding such discussions, Spencer Clarke issued a Notice of Default dated August 1, 2007 (the "Notice") to the Company for its failure to file the Registration Statement in a timely manner.

Pursuant to the terms of the PIPE Notes, on the 91st day following the closing date, (i) the interest rate on the PIPE Notes increased from 10% to 18% per annum until the event of default is cured and (ii) the holders of the PIPE Notes became entitled to receive additional warrants in an amount equal to 25% of the PIPE Warrants originally issued, for each 60-day period that the Company remains in default.

There is some uncertainty as to when the Company first learned of the Notice. On or about August 23, 2007, the Company and Spencer Clarke commenced discussions about the Notice. As a result of these discussions, the Modification Agreement was entered into as of August 29, 2007.

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

The Company received $410,000 gross and net proceeds in the Spring 2007 Offering.  The proceeds of the Spring 2007 Offering were used for general corporate purposes and working capital.

From August 8, 2007 through September 27, 2007, the Company conducted a private offering (the "Summer 2007 Offering") of up to $330,000 aggregate face amount of its convertible notes (the "Summer 2007 Notes") with a small number of accredited investors. Of this amount, $309,980 aggregate face amount of the Summer 2007 Notes were sold for an aggregate purchase price of $281,800. While the stated interest rate on the Summer 2007 Notes is 0%, the actual interest rate on the Summer 2007 Notes is 10%. The Summer 2007 Notes mature on the first anniversary of their date of issuance, i.e. September 28, 2007. The Summer 2007 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the "Conversion Shares") at a conversion price equal to the average of the closing bid price of the Company's Common Stock for the five trading days preceding the closing date of the Summer 2007 Offering (the "Conversion Prices"). Up to 837,784 Conversion Shares are issuable at a Conversion Price of $0.37 per share.

Each of the investors in the Summer 2007 Offering received, for no additional consideration, a warrant (the "Summer 2007 Warrants"), entitling the holder to purchase a number of shares of the Company's common stock equal to 50% of the number of shares of common stock into which the Summer 2007 Notes are convertible (the "Warrant Shares"). Each Summer 2007 Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance, i.e. September 28, 2007. Up to 418,892 Warrant Shares are initially issuable on exercise of the Summer 2007 Warrants.

The Company received $281,800 gross and net proceeds in the 2007 Summer Offering. The proceeds of the Summer 2007 Offering will be used for general corporate purposes and working capital.

9.	Capital stock

As of September 30, 2007, the Company has authorized 200,000,000 shares of its common stock, of which 44,559,702 shares were issued and outstanding.

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

On August 17, 2007, the Company issued 2,597,524 shares in connection with the exercise of options that were originally granted to the late Edward L. Masry.

During the nine months ended September 30, 2007 the Company issued 1,880,421 shares of common stock in connection with its equity line of credit (see note 7).

10.	Stock options and warrants

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Plan (the “Plan”). As of December 31, 2005, the Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan, increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At September 30, 2007, 3,046,762 shares of common stock were available to be granted under the Plan. Prior to 2004, the Company granted to officers of the Company outside the Plan options to purchase 3,250,000 shares of common stock, which options are still outstanding.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at September 30, 2007 and December 31, 2006 was 7.36 years and 5.53 years, respectively. Stock option activity for the nine months ended September 30, 2007 and the year ended December 31, 2006 was as follows, which includes 3,250,000 options granted outside the Plan:

	Weighted Avg.	Weighted Avg.
	Options	Exercise Price
Options, December 31, 2005	6,508,561	$0.53
Options granted	1,313,605	1.21
Options exercised	(2,860,000)	0.10
Options forfeited	(962,607)	0.84
Options cancelled	—	—

Options, December 31, 2006	3,999,559	0.99
Options granted (unaudited)	238,679	0.55
Options exercised (unaudited)	—	—
Options forfeited (unaudited)	(35,000)	2.08
Options cancelled (unaudited)	—	—
Options, September 30, 2007 (unaudited)	4,203,238	$0.96

During the nine months ended September 30, 2007, the Company granted an option for 50,000 shares to an officer. The options were valued at $29,411, using the Black-Scholes pricing model, with the following average assumptions:

Expected life (years)	5.00
Risk free interest rate	4.43%
Volatility	113.55%
Expected dividend yield	0.00%

During the nine months ended September 30, 2007, the Company also granted an option for 188,679 shares to an officer. The options were valued at $87,270, using the Black-Scholes pricing model, of which $16,363 were expensed during this period with the following average assumptions:

Expected life (years)	5.50
Risk free interest rate	4.42%
Volatility	124.57%
Expected dividend yield	0.00%

Options outstanding at September 30, 2007 and the related weighted average exercise price and remaining life information is as follows: (unaudited)

			Total		Exercisable
		Weighted	weighted		weighted
		average	average		Average
Exercise	Total options	remaining	exercise		exercise
prices	outstanding	life in years	price	Options exercisable	Price
$ 0.35	5,000	9.71	$0.35	5,000	$0.35
0.40	250,000	4.55	0.40	250,000	0.40
0.42	5,000	9.87	0.42	5,000	0.42
0.45	5,000	9.62	0.45	5,000	0.45
0.53	188,679	9.82	0.53	-	-
0.61	5,000	9.79	0.61	5,000	0.61
0.67	10,000	9.54	0.67	10,000	0.67
0.72	10,000	9.45	0.72	10,000	0.72
0.85	2,085,000	8.07	0.85	2,085,000	0.85
0.98	650,000	5.66	0.98	650,000	0.98
1.00	365,000	7.83	1.00	365,000	1.00
1.15	193,912	6.42	1.15	193,912	1.15
1.69	310,647	8.40	1.69	310,647	1.69
2.26	120,000	3.86	2.26	120,000	2.26

$ 0.35-$ 2.26	4,203,238	7.36	$0.96	4,014,559	$0.98

Black-Scholes value of employee options

During the nine-month period ended September 30, 2007, the Company valued employee options at the grant date using the Black-Scholes pricing model with the following average assumptions:

Expected life (years)	5.50
Risk free interest rate	4.42%
Volatility	124.57%
Expected dividend yield	0.00%

Stock-based compensation during the nine-month period ended September 30, 2007 was $45,774, compared to $2,273,121 for the nine-month period ended September 30, 2006.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants:

		Weighted Avg.
	Warrants	Exercise Price
Warrants outstanding, December 31, 2005	20,792,488	$0.75
Warrants granted	3,624,894	1.28
Warrants exercised	(2,328,452)	0.68
Warrants cancelled	(1,191,619)	1.46

Warrants outstanding, December 31, 2006	20,897,311	0.81
Warrants granted (unaudited)	2,822,353	0.69
Warrants exercised (unaudited)
Warrants cancelled (unaudited)	(4,921,437)	1.14
Warrants outstanding, September 30, 2007 (unaudited)	18,798,227	$0.69

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

During the nine months ended September 30, 2007, the Company did not issue any warrants for services other than what is stated in Note 8.

11.	Research and development

The Company has a research and development facility in Morgan Hill, California. The Company has expanded research and development to include application of the ZEFS, MK IV and CAT-MATE technologies for diesel engines, motorbikes, boats, generators, lawnmowers and other small engines. The Company has purchased test vehicles, test engines and testing equipment. The Company has completed testing on products incorporating its ZEFS, MK IV and CAT-MATE technologies for multiple automobiles, trucks motorcycles, off-road vehicles and stationary engines. The Company spent $539,610 and $274,713 for the nine months ended September 30, 2007 and 2006, respectively.

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

Litigation Involving Sublessor of Former Corporate Offices

On July 19, 2007, Scottish Glen Golf Company, Inc. doing business as KZG (“KZG”) sued the Company in Los Angeles Superior Court, alleging unlawful detainer by the Company of its then-leased corporate offices at 5125 Lankershim Boulevard, North Hollywood, California, and failure to pay past due rent and penalties in the aggregate amount of $104,413. In its complaint, KZG also seeks attorney fees. The Company believes that Bruce H. McKinnon, the Company’s former President and Chief Executive Officer, and an incumbent director, is a beneficial owner of KZG. Mr. McKinnon’s wife is also a beneficial owner of KZG.

On July 25, 2007, the parties entered into an agreement pursuant to which KZG would dismiss the eviction action. However, KZG reserved the right to amend their complaint to include a demand for past due rent and penalties.  The Company agreed to vacate the premises and KZG agreed not to further prosecute its eviction action.  The Company vacated the premises on July 25, 2007.  On August 30, 2007, KZG filed an amended complaint which was answered by the Company on October 5, 2007.

While the Company believes that it has valid claims and defenses, given the inherent uncertainties of litigation, the Company cannot predict the outcome of this matter. Accordingly, there can be no assurance that an adverse result or outcome of this matter would not have a material adverse effect on the Company’s financial position or cash flow.

Employment agreements

In July 2005, the Company entered into an employment agreement with John Bautista to serve as a Vice President of Operations for the Company. The agreement expired December 31, 2005, with an automatic one-year extension and provided for annual base salary of not less than $120,000 per year.  Effective February 21, 2006, the individual was promoted to Executive Vice President, his annual base salary was increased from $120,000 per year to $150,000 per year and the term of his employment agreement was extended to December 31, 2007.  Effective August 8, 2006, the individual was promoted to Chief Operating Officer and his annual base salary was increased from $150,000 per year to $200,000 per year.  During the employment term, the individual is eligible to participate in certain incentive plans, stock option plans and similar arrangements in accordance with the Company’s recommendations at award levels consistent and commensurate with the position and duties hereunder.

On November 9, 2006, Eugene Eichler, who served as the Company’s Chief Executive Officer and Chief Financial Officer, resigned due to a medical disability. His resignation as Chief Executive Officer took effect on November 20, 2006 and his resignation as Chief Financial Officer took effect on January 8, 2007. He will continue to serve as a director of the Company.

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

On July 18, 2007, Bruce H. McKinnon was removed by the Board of Directors as President and Chief Executive Officer of the Company and its wholly-owned subsidiary, STWA Asia, effective immediately.  Mr. McKinnon also was removed by the Board of Directors as a director of STWA Asia, effective immediately.  Mr. McKinnon will continue to serve as a director of the Company, until he has resigned, been removed by the stockholders or not been re-elected to the Board. The Company expensed $111,381 for the remaining term of his employment agreement and benefits for the year ended December 31, 2007.

As an interim matter, on July 18, 2007, the Board of Directors appointed incumbent director and former President and Chief Executive Officer of the Company, Eugene E. Eichler, as Interim President and Chief Executive Officer of the Company.  Mr. Eichler served without cash compensation and resigned on July 25, 2007 (see Note 13) at which time Charles Blum assumed the positions of President and Chief Executive Officer.

Effective July 18, 2007, the Company entered into an employment agreement with Mr. Blum to serve as the Company’s President and Chief Executive Officer.  Pursuant to the Employment Agreement, his employment is for a one-year term, subject to automatic one-year extensions and provides for annual base compensation of $200,000 per year, subject to periodic review and adjustment.  In addition, he will receive an automobile allowance of $900 per month and four weeks of paid vacation annually.  Also, he is entitled to participate in all employee benefit plans that the Company makes available to its employees generally; provided that if Mr. Blum elects not to participate in the Company’s group medical insurance plan, he will be reimbursed in an amount equal to the lesser of (i) the premium the Company would have paid to include him as a participant in that group health insurance plan and (ii) the sums paid by him in connection with maintaining his private health insurance.  The Company will also reimburse him the reasonable costs paid by him for maintaining DSL Internet access and other direct costs of maintaining an office at his home, but only until such time as the Company shall provide him with an office at a location reasonably acceptable to him.

Minimum guaranteed compensation, including those agreements entered into prior to 2006, payments under employment agreements, as amended, amounts to approximately $699,000 for the balance of the year 2007.  Previously, $10,000 was shown for the year 2008 in respect of an officer of the Company and has been eliminated in this Report due to the resignation of that officer.

During the nine months ended September 30, 2007, approximately $212,000 was paid for employment agreements.

Consulting agreements

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

For Spencer Clarke’s services, we have agreed to pay Spencer Clarke a non-refundable fee of $20,000 per month, payable in advance. The first payment, in the amount of $60,000 and covering three months, was payable by us on March 15, 2007. We will also reimburse Spencer Clarke for expenses they incur in connection with the performance of their services under the Consulting Agreement, provided that expenses in excess of $2,000 require our prior approval before they may be incurred by Spencer Clarke. To date, we have not made any payments under the Consulting Agreement and have accrued $180,000 through September 30, 2007 with respect to this obligation.

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

In November 2003, the Company entered into a lease for a research and development facility located in Queensland, Australia. The term of the lease is from November 15, 2003 through March 15, 2006 and carries an option to renew for two additional years each with an increase of the greater of 5% or the increase in the then current Australian Consumer Price Index. Monthly rent is AUD $1,292 (approximately US $1,000) per month under this lease. In March 2006, the Company entered into a new lease for this facility for a term of two years commencing March 15, 2006. Monthly rent is AUD $1,462 (approximately US $1,100) per month. In April 2007, the Company vacated the premises and mutually terminated the lease with the landlord.

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

Total rent expense under these leases for the nine-month periods ended September 30, 2007 and 2006, is $161,938 and $107,798, respectively. The amount for the nine months ended September 30, 2007 includes $57,700 with respect to a late penalty of $100 per day since January 1, 2006.  The Company does not admit that it owes this amount.

The following is a schedule by years of future minimum rental payments required under the non-cancelable operating leases as of June 30, 2007.

Years Ending December 31,

2007	$ 13,920
2008	65,280
2009	44,800
Total	$ 124,000

13.	Subsequent events

On October 1, 2007, the Company retained the law firm of Gartenberg Gelfand Wasson & Selden, LLP as new Corporate and Securities Counsel located in Los Angeles.

On October 19, 2007, John Brown resigned from the Company’s Board of Directors due to other responsibilities which make it impossible for him to devote the necessary time and attention to perform the duties as a director of the Company.

On October 30, 2007, the Company received a loan in the amount of $20,000 from Morale Orchards, LLC, and a current Convertible Noteholder of the Company.  The loan bears interest at the rate of 10% per annum and is payable upon demand.

On November 5, 2007, Mr. Charles Dargan resigned as Chief Financial Officer of the Company and Mr. Eugene Eichler was appointed Interim Chief Financial Officer.

Mr. Eichler has been working full time since June 15, 2007 without cash compensation and will continue as Interim Chief Financial Officer without cash compensation.  In return for his services, the Board of Directors, on October 18, 2007, extended the expiration date of Mr. Eichler’s options to November 20, 2008.  As an interim matter, on July 18, 2007, the Board of Directors appointed incumbent director and former President and Chief Executive Officer of the Company, Eugene E. Eichler, as Interim President and Chief Executive Officer of the Company.  Mr. Eichler served without cash compensation and resigned on July 25, 2007 at which time Charles Blum assumed the positions of President and Chief Executive Officer.

On November 13, 2007, the Company filed its 2007 Proxy Statement with the SEC which established the 2007 Annual Meeting to be held on December 13, 2007.  Shareholders of record on October 25, 2007 are eligible to vote.

On November 14, 2007, the Company initiated a Fall Offering of Convertible Notes to raise a minimum of $25,000 and a maximum of $1,000,000 of net proceeds.  The Notes are offered at a discount of 10% and are convertible into shares of the Company’s Common Stock at a price equal to the average closing bid price of the Company’s Common Stock for the five trading days prior to the Closing Date.  Noteholders will receive Warrants to purchase a number of shares of the Company’s Common Stock equal to 50% of the number of shares of Common Stock initially issuable on conversion of the associated Note. The Closing Date will be on or before December 31, 2007.  As of November 16, 2007, the Company has raised $125,000 in net proceeds.

#

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

          We face significant challenges in generating revenue and maintaining adequate working capital during the remainder of 2007 as a result of several factors. Among other things, to date our distributors, primarily located in Asia, have placed fewer orders than we had expected them to place under the terms of our distribution agreements with them. This resulted in our having less revenue and therefore less working capital available for the further development of our business at a time when the operating costs of our business have been increasing. Additionally, certain long-term financing transactions that we were negotiating earlier this year have not materialized. In turn, this lack of adequate working capital has put additional pressures on our ability to meet our obligations as they come due, including without limitation, being able to order and pay for the tooling and manufacture of products from third parties for sale to our distributors, being able to pay for shipment and freight duties in connection with such sales and being able to pay our trade creditors, professional advisors and others in a timely manner. We will require significant additional outside capital during the remainder of 2007 in order to meet all of our obligations, produce products for sale and ship such products.

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

          Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in the three-month period ended September 30, 2007 and subsequent to the end of the three-month period ended September 30, 2007, and we will need to raise substantial additional capital during 2007, and possibly beyond, to fund our sales and marketing efforts, the manufacture of products to our distributors, continuing research and development, and certain other expenses, unless and until our revenue base grows sufficiently.

          On July 25, 2007, the Company made a significant advancement when it appointed Charles R. Blum as a Director and President and Chief Executive Officer.  Mr. Blum spent 22 years as the President and Chief Executive Officer of the Specialty Equipment Market Association (SEMA).  SEMA is a trade group representing 6,500 business members who are actively engaged in the manufacture and distribution of automotive parts and accessories.  SEMA produces the world’s largest automotive aftermarket Trade Show which is held annually in Las Vegas, Nevada.  Mr. Blum led the association as its members grew from a handful of small entrepreneurial companies into an industry membership that sells over 31 billion dollars of product at the retail level annually.  Mr. Blum has a proven record of accomplishment as a senior executive and brings a broad knowledge of the automotive aftermarket to the Company.

Results of Operations

          We did not generate any revenue for the three-month periods ended September 30, 2007 and 2006.  We generated revenue of $22,000 and incurred cost of goods sold of $5,360 for the nine-month period ended September 30, 2007, compared to $-0- and $-0-, respectively, for the nine-month period ended September 30, 2006.

          Operating expenses were $873,971 for the three-month period ended September 30, 2007, compared to $1,718,614 for the three-month period ended September 30, 2006, a decrease of $844,643. This decrease is attributable to decreases in non-cash expenses of $591,646 and cash expenses of $252,997. Specifically, the non-cash decrease is attributable to the revaluation of options and warrants given to employees and consultants ($592,982), partially offset by an increase in depreciation ($1,336). Decreases in cash expenses are attributable to decreases in travel expenses ($89,591), consulting and professional fees ($80,367), office and other expenses ($43,783), exhibits and trade shows ($39,595), and corporate expenses ($22,999), partially offset by an increase salaries and benefits ($23,338).

          Operating expenses were $3,177,533 for the nine-month period ended September 30, 2007, compared to $5,326,222 for the nine-month period ended September 30, 2006, a decrease of $2,148,689.  This decrease is attributable to a decrease in non-cash expenses of $2,173,192, offset by an increase in cash expenses of $24,503. Specifically, the non-cash decrease is attributable to the revaluation of options and warrants given to employees and consultant ($2,227,346), partially offset by an increase in depreciation ($54,154). Increases in cash expenses are attributable to increases in consulting and professional fees ($108,540), and salaries and benefits ($54,197), office and other expenses ($31,709), partially offset by decreases in travel expenses ($121,198) and corporate expenses ($42,378) exhibits and trade shows ($6,367).

          Research and development expenses were $98,427 for the three-month period ended September 30, 2007, compared to $95,608 for the three-month period ended September 30, 2006, an increase of $2,819. This increase is attributable to an increase in product testing, research and supplies ($41,737) partially offset by decreases in consulting fees ($23,597), and travel and related expenses ($15,321).

          Research and development expenses were $539,610 for the nine-month period ended September 30, 2007, compared to $274,713 for the nine-month period ended September 30, 2006, an increase of $264,897. This increase is attributable to an increase in product testing, research and supplies ($392,945), partially offset by decreases in consulting fees ($86,784) and travel and related expenses ($41,264).

          Other expense for the three-month period ended September 30, 2007 were $645,454, compared to $146,803 for the three-month period ended September 30, 2006, an increase of $498,651. This increase is attributable to increases in non-cash interest expense ($331,573), cash interest expense ($14,940),  financing costs ($148,455) and a decrease in interest income ($5,954), offset by an increase in other income ($2,271).

          Other expense for the nine-month period ended September 30, 2007 were $1,358,893, compared to $2,349,620 for the nine-month period ended September 30, 2006, a decrease of $990,727. This decrease is attributable to decreases in non-cash interest expense ($1,318,258), cash interest expense ($71,479), and an increase in other income ($2,323), partially offset by an increase in financing cost ($388,453), and a decrease in interest income ($12,880).

          We had a net loss of $1,617,852, or $0.04 per share, for the three-month period ended September 30, 2007, compared to a net loss of $1,961,025, or $0.05 per share, for the three-month period ended September 30, 2006. We had a net loss of $5,060,196, or $0.13 per share, for the nine-month period ended September 30, 2007, compared to a net loss of $7,951,355, or $0.23 per share, for the nine-month period ended September 30, 2006. We expect to incur additional net loss in the fiscal year ending December 31, 2007, primarily attributable to continued operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

          General

          We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of September 30, 2007, we had cash of $102,179 and an accumulated deficit of $35,487,793. Our negative operating cash flow in the nine-month period ended September 30, 2007 was funded primarily through the sale of convertible notes, as well as sales of our stock by Dutchess Private Equity Fund, LLP (“Dutchess”) under our equity line of credit.

          The condensed consolidated financial statements accompanying this Quarterly Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $1,617,852 for the three-month period ended September 30, 2007, a net loss of $5,060,196 and a negative cash flow from operations of $2,655,981 for the nine-month period ended September 30, 2007 and a stockholders’ deficiency of $3,856,425 as of September 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds, generate revenue and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

          Our current liabilities greatly exceed our assets and we are unable to meet our obligations as they become due. Additionally, we have been unable to make certain payments to various parties for amounts currently owed to them.

          We face significant challenges in generating revenue and maintaining adequate working capital during the remainder of 2007 as a result of several factors. Among other things, to date our distributors, primarily located in Asia, have placed fewer orders than we had expected them to place under the terms of our distribution agreements with them. This resulted in our having less revenue and therefore less working capital available for the further development of our business at a time when the operating costs of our business have been increasing. Additionally, certain long-term financing transactions that we were negotiating earlier this year have not materialized. In turn, this lack of adequate working capital has put additional pressures on our ability to meet our obligations as they come due, including without limitation, being able to order and pay for the tooling and manufacture of products from third parties for sale to our distributors, being able to pay for shipment and freight duties in connection with such sales and being able to pay our professional advisors and outside consultants in a timely manner. We will require significant additional outside capital during 2007 in order to meet all of our obligations, produce products for sale and ship such products.

          During the three-month period ended September 30, 2007, we raised gross and net proceeds of $281,800 net proceeds from the issuance of convertible notes and related warrants in a private offering (the ”Summer 2007 Offering”).

          In August 2007, Eugene E. Eichler, our former Chief Executive Officer and an incumbent director, personally loaned the Company $50,000 to meet certain expenses.

          Subsequent to end of the three-month period ended September 30, 2007, a noteholder loaned the Company an additional $20,000 in order to meet certain expenses.  This loan is outstanding as of the date of the filing of this Report.

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

          As we draw down on the equity line of credit, more shares will be sold into the market by Dutchess. These additional shares could cause our stock price to drop. In turn, if the stock price drops and we make more drawdown’s on the equity line of credit, more shares will come into the market, which could cause a further drop in the stock price. You should be aware that there is an inverse relationship between our stock price and the number of shares to be issued pursuant to the equity line of credit. If our stock price declines, we will be required to issue a greater number of shares under the equity line of credit. We have no obligation to utilize the full amount available under the equity line of credit.

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

          In part, because of the drop of our stock price since the establishment of the equity line of credit, we have not used the maximum amount of the equity line of credit to date that we could have used. Additionally, our capital requirements are expected to increase for various reasons discussed in this report and other filings we make from time to time with the SEC.

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

          Promptly, but no later than 90 days following the closing date of the PIPE Offering, the Company was required to file a registration statement with the SEC to register the Conversion Shares and the Warrant Shares. The Company was further required to use its best efforts to ensure that the Registration Statement was declared effective within 120 days after filing.

          Pursuant to the terms of the PIPE Notes, on the 91st day following the closing date, (i) the interest rate on the PIPE Notes increased from 10% to 18% per annum until the event of default is cured and (ii) the holders of the PIPE Notes became entitled to receive additional warrants in an amount equal to 25% of the PIPE Warrants originally issued, for each 60-day period that the Company remains in default.

          The Company was unable to meet its obligations to file the Registration Statement required under the terms of the 2007 PIPE Offering in a timely manner. In early July 2007, the Company began discussions with Spencer Clarke, acting on behalf of the holders of the PIPE Notes and PIPE Warrants, for an extension of time to file the Registration Statement. Notwithstanding such discussions, Spencer Clarke issued a Notice of Default dated August 1, 2007 (the "Notice") to the Company for its failure to file the Registration Statement in a timely manner.

          There is some uncertainty as to when the Company first learned of the Notice. On or about August 23, 2007, the Company and Spencer Clarke commenced discussions about the Notice. As a result of these discussions, a Modification Agreement was entered into as of August 29, 2007.

          On August 29, 2007, the Company entered into a modification agreement with the 2007 PIPE note holders. The Modification Agreement was entered into as a result of negotiations between the Company and Spencer Clarke, LLC ("Spencer Clarke"), the Company's exclusive placement agent for the 2007 PIPE Offering, after the Company failed to file with the Securities and Exchange Commission (the "SEC") in a timely manner a registration statement (the "Registration Statement") to register the shares of the Company's common stock into which the PIPE Notes are convertible (the "Conversion Shares") and for which the PIPE Warrants may be exercised (the "Warrant Shares").

          Pursuant to the Modification Agreement, the parties have agreed as follows:

• Promptly, but no later than November 30, 2007 (instead of on or before July 2, 2007), the Company   shall file the Registration Statement with the SEC to register the Conversion Shares and the Warrant Shares.

• Effective August 1, 2007, the interest rate on the PIPE Notes shall be increased from 10% per annum to 18% per annum until such time as the Registration Statement is declared effective by the SEC.

• The price at which the PIPE Notes may be converted into Conversion Shares (the "Conversion Price") shall be reduced from $0.70 to $0.45 per share.

• Each Investor shall receive, for no additional consideration, additional warrants ("Additional Warrants") in an amount equal to an additional 50% of the PIPE Warrants originally issued pursuant to the terms of the 2007 PIPE Offering. The Additional Warrants shall have the same registration rights as are described in the Private Placement Memorandum dated January 12, 2007 (the "Offering Memorandum") used in connection with the 2007 PIPE Offering applicable to the PIPE Warrants; shall be exercisable immediately upon issuance; shall remain exercisable for a period of five years from the date of the Modification Agreement, on a cash basis only, at an initial exercise price of $0.45 per share; and shall, in all other respects, have the same terms and conditions, and be in the same form, as the PIPE Warrants.

• If the Company does not file the Registration Statement with the SEC by November 30, 2007, each Investor shall receive, for no additional consideration, warrants ("Delay Warrants") in an amount equal to an additional 50% of the PIPE Warrants originally issued pursuant to the terms of the Offering Memorandum. The Delay Warrants shall have the same registration rights as are described in the Offering Memorandum applicable to the PIPE Warrants; shall be exercisable immediately upon issuance; shall remain exercisable for a period of five years from the date of this Agreement, on a cash basis only, at an initial exercise price of $0.45 per share; and shall, in all other respects, have the same terms and conditions, and be in the same form, as the PIPE Warrants.

          The terms and conditions of the Offering Memorandum, the PIPE Notes and the PIPE Warrants, to the extent not expressly amended in the Modification Agreement, remain in full force and effect.

The issuance of the Additional Warrants (“Delay Warrants”), if any, and the reduction of the Conversion Price of the PIPE Notes, has the potential to dilute the percentage ownership interest of the Company's existing shareholders.

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

          2007 Summer Offering. From August 8, 2007 through September 27, 2007, the Company conducted a private offering (the "Summer 2007 Offering") of up to $330,000 aggregate face amount of its convertible notes (the "Summer 2007 Notes") with a small number of accredited investors. Of this amount, $309,980 aggregate face amount of the Summer 2007 Notes were sold for an aggregate purchase price of $281,800. While the stated interest rate on the Summer 2007 Notes is 0%, the actual interest rate on the Summer 2007 Notes is 10%. The Summer 2007 Notes mature on the first anniversary of their date of issuance, i.e. September 28, 2007. The Summer 2007 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the "Conversion Shares") at a conversion price equal to the average of the closing bid price of the Company's Common Stock for the five trading days preceding the closing date of the Summer 2007 Offering (the "Conversion Prices"). Up to 837,784 Conversion Shares are issuable at a Conversion Price of $0.37 per share.

          Each of the investors in the Summer 2007 Offering received, for no additional consideration, a warrant (the "Summer 2007 Warrants"), entitling the holder to purchase a number of shares of the Company's common stock equal to 50% of the number of shares of common stock into which the Summer 2007 Notes are convertible (the "Warrant Shares"). Each Summer 2007 Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance, i.e. September 28, 2007. Up to 418,892 Warrant Shares are initially issuable on exercise of the Summer 2007 Warrants.

          The Company received $281,800 gross and net proceeds in the 2007 Summer Offering. The proceeds of the Summer 2007 Offering will be used for general corporate purposes and working capital.

        2007 Fall Offering. On November 14, 2007, the Company initiated a Fall Offering of Convertible Notes to raise a minimum of $25,000 and a maximum of $1,000,000 of net proceeds.  The Notes are offered at a discount of 10% and are convertible into shares of the Company’s Common Stock at a price equal to the average closing bid price of the Company’s Common Stock for the five trading days prior to the Closing Date.  Noteholders will receive Warrants to purchase a number of shares of the Company’s Common Stock equal to 50% of the number of shares of Common Stock initially issuable on conversion of the associated Note. The Closing Date will be on or before December 31, 2007.  As of November 16, 2007, the Company has raised $125,000 in net proceeds.

          Summary.  We have cash on hand to meet expenses only for a short period of time.  In order to fund the repayment of our outstanding notes, we must raise additional funds.  These notes include a series of 2007 Pipe Notes due by the end of 2007; the Morale Orchard Notes due in December 2007 and January 2008; the Spring 2007 Notes due in June 2008 and the Summer 2007 Notes due in September 2008.  In addition to the funds required to continue to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University, costs associated with product development and commercialization of the ELEKTRA technology, costs to manufacture and ship our products, costs to design and implement an effective system of internal controls and disclosure controls and procedures, costs of maintaining our status as a public company by filing periodic reports with the SEC, and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2007 and beyond.

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

          We may continue to use our equity line of credit for some of our additional requirements for 2007.  However, even if we continued to use our equity line of credit, it will not be sufficient to meet all of our current liabilities and other obligations in 2007. Among other things, the thin trading of our common stock may limit our ability to use the equity line of credit without adversely affecting the price of our common stock. Therefore, in addition to the completed 2007 Spring Offering and the 2007 Summer Offering, the Company is actively pursuing additional financing alternatives, but no commitments have been received and, accordingly, no assurance can be given that any financing will be available or, if available, that it will be on terms that are satisfactory to the Company. At present, we have relatively few financing options available to us.

          Contractual Obligations

          The following table discloses our contractual commitments for future periods. Long-term commitments are comprised operating leases and minimum guaranteed compensation payments under employment and other agreements. See Note 12 to Notes to Condensed Consolidated Financial Statements.

Year ending December 31,	Operating Leases(1)		Guaranteed Payments
2007	$125,030	(1)	$1,474,948	(3)
2008	$65,280		$410,683	(4)
2009	$44,800	(2)	$75,000	(5)

Total	$235,110		$1,960,631

(1)

This amount includes, with respect to the North Hollywood facility: (i) unpaid rent from January 2007 through July 2007, in the aggregate amount of $43,995; and (ii) a $100 per day penalty from January 1, 2006 through July 31, 2007, totaling $57,700, resulting in an aggregate amount of $101,695 for unpaid rent and/or unpaid late fees claimed by the landlord, for which the landlord claims we are liable pursuant to a certain provision of the sublease. We believe that there are numerous reasons why we should not be liable for most, or all, of any such penalties; however, no assurance can be given that we would not be liable for any or all of such penalties. We did not renew the sublease for our corporate offices at North Hollywood, California, and vacated the premises prior to the expiration of the sublease on July 31, 2007. See Notes 6 and 12 to Notes to Condensed Consolidated Financial Statements, for additional information regarding this matter. We have renewed the lease for our engineering, production and testing facility at Morgan Hill, California, which facility now also serves as our corporate offices, for an additional two-year period, expiring on August 15, 2009.

(2)	Consist of rent for our engineering, production and testing facility at Morgan Hill, California through August 31, 2009.

(3)

Consists of an aggregate $698,851 in total compensation, including base salary and certain contractually-provided benefits to one present and two former executive officers pursuant to employment agreements that expire on December 31, 2007 and to one new executive officer pursuant to an employment agreement that expires on July 17, 2008; $385,000 in licensing fees to Temple University; $240,000 in consulting fees to Spencer Clarke; $103,347 to RAND Corporation; and $47,750 in fees to a consultant.

(4)

Consists of licensing fees in the amount of $290,000 due to Temple University and base salary and certain contractually-provided benefits in the amount of $120,683 to an officer pursuant to an employment agreement that expires on July 17, 2008.

(5)	Consists of licensing fees due to Temple University.

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

          Payments of $53,750 with respect to the R&D Agreement, which were due in June and September 2007, have not yet been made to Temple University.

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

          Of the payments we are required to make under this arrangement, we have paid $25,000 for January 2007 and have accrued but not yet paid $200,000 through September 30, 2007, by agreement between the Company and Mr. Eichler.

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

          Of the payments provided for under the McKinnon Employment Agreement, we have paid $20,000 for January 2007 and have accrued but not yet paid $160,000 through September 30, 2007. We have not made any payments to Mr. McKinnon under the McKinnon Separation Agreement.

          Appointment of new President and Chief Executive Officer. On July 25, 2007, the Company appointed Charles R. Blum to serve as the Company’s President and Chief Executive Officer.  Pursuant to the Employment Agreement, his employment is for a one-year term, subject to automatic one-year extensions and provides for annual base compensation of $200,000 per year, subject to periodic review and adjustment.  In addition, he will receive an automobile allowance of $900 per month and four weeks of paid vacation annually.  Also, he is entitled to participate in all employee benefit plans that the Company makes available to its employees generally; provided that if Mr. Blum elects not to participate in the Company’s group medical insurance plan, he will be reimbursed in an amount equal to the lesser of (i) the premium the Company would have paid to include him as a participant in that group health insurance plan and (ii) the sums paid by him in connection with maintaining his private health insurance.  The Company will also reimburse him the reasonable costs paid by him for maintaining DSL Internet access and other direct costs of maintaining an office at his home, but only until such time as the Company shall provide him with an office at a location reasonably acceptable to him.

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

          For Spencer Clarke’s services, we have agreed to pay Spencer Clarke a non-refundable fee of $20,000 per month, payable in advance. The first payment, in the amount of $60,000 and covering three months, was payable by us on March 15, 2007. We will also reimburse Spencer Clarke for expenses they incur in connection with the performance of their services under the Consulting Agreement, provided that expenses in excess of $2,000 require our prior approval before they may be incurred by Spencer Clarke. To date, we have not made any payments under the Consulting Agreement and have accrued $180,000 through September 30, 2007 with respect to this obligation.

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

     Revenue Recognition

     The Company has adopted Staff Accounting Bulletin 104, “Revenue Recognition” and therefore recognizes revenue based upon meeting four criteria:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectability is reasonably assured.

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

             Long-lived assets

          The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying values of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded for the year ended December 31, 2006. The Company recorded an impairment of approximately $505,000 during the period from inception (February 18, 1998) through December 31, 2006.

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

#

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

           On July 25, 2007, the parties entered into an agreement pursuant to which KZG would dismiss the eviction action. However, KZG reserved the right to amend its complaint to include a demand for past due rent and penalties.  We agreed to vacate the premises and KZG agreed not to further prosecute their eviction action.  We vacated the premises on July 25, 2007.  On August 30, 2007, KZG filed an amended complaint which was answered by the Company on October 5, 2007.

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

            While we believe that we have valid claims and defenses, given the inherent uncertainties of litigation, we cannot predict the outcome of this matter. Accordingly, there can be no assurance that an adverse result or outcome of this matter would not have a material adverse effect on our financial position or cash flow.  See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information regarding this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          From August 8, 2007 through September 27, 2007, the Company conducted a private offering (the "Summer 2007 Offering") of up to $330,000 aggregate face amount of its convertible notes (the "Summer 2007 Notes") with a small number of accredited investors. Of this amount, $309,980 aggregate face amount of the Summer 2007 Notes were sold for an aggregate purchase price of $281,800. While the stated interest rate on the Summer 2007 Notes is 0%, the actual interest rate on the Summer 2007 Notes is 10%. The Summer 2007 Notes mature on the first anniversary of their date of issuance, i.e. September 28, 2007. The Summer 2007 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the "Conversion Shares") at a conversion price equal to the average of the closing bid price of the Company's Common Stock for the five trading days preceding the closing date of the Summer 2007 Offering (the "Conversion Prices"). Up to 837,784 Conversion Shares are issuable at a Conversion Price of $0.37 per share.

          Each of the investors in the Summer 2007 Offering received, for no additional consideration, a warrant (the "Summer 2007 Warrants"), entitling the holder to purchase a number of shares of the Company's common stock equal to 50% of the number of shares of common stock into which the Summer 2007 Notes are convertible (the "Warrant Shares"). Each Summer 2007 Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance, i.e. September 28, 2007. Up to 418,892 Warrant Shares are initially issuable on exercise of the Summer 2007 Warrants.

          The Company received $281,800 gross and net proceeds in the 2007 Summer Offering. The proceeds of the Summer 2007 Offering will be used for general corporate purposes and working capital.

          The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.

Item 3. Defaults Upon Senior Securities

          See item 2. Details of Recent Financing Transactions - 2007 PIPE Offering for detailed information.

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          On October 1, 2007, the Company retained the law firm of Gartenberg Gelfand Wasson & Selden LLP as new Corporate and Securities Counsel located in Los Angeles, California.

           On November 5, 2007, Mr. Charles Dargan resigned as Chief Executive Officer of the Company and Mr. Eugene E. Eichler was appointed Interim Chief Financial Officer.  Mr. Eichler has been working full time since June 15, 2007 without cash compensation and will continue as Interim Chief Financial Officer without cash compensation.  In return for these services, the Board of Directors, on October 18, 2007, extended the expiration date of Mr. Eichler’s options to November 20, 2008

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

#

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SAVE THE WORLD AIR, INC.
Date: November 16, 2007	By:	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Interim Chief Financial Officer

#

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

#

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
AND RULES 13A-14 AND 15D-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Charles R. Blum, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Save the World Air, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November __, 2007	/s/ CHARLES R. BLUM
Charles R. Blum
Chief Executive Officer

#

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
AND RULES 13A-14 AND 15D-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Eugene E. Eichler, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Save the World Air, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November ___, 2007	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Interim Chief Financial Officer

#

EXHIBIT 32

CERTIFICATION OF PERIODIC FINANCIAL REPORT BY THE CHIEF EXECUTIVE
OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Solely for the purposes of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, we, the undersigned Acting Chief Executive Officer and the Chief Financial Officer of Save the World Air, Inc. (the “Company”), hereby certify, based on our knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended June 30, 2007 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November ___, 2007	/s/ CHARLES R. BLUM
Charles R. Blum
Chief Executive Officer

Date: November ___, 2007	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Interim Chief Financial Officer

#