Form 10QSB/A
period 2007-09-30
SAVE THE WORLD AIR INC
filed 2007-11-20
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-QSB/A

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

The number of shares of the Registrant’s Common Stock outstanding as of November 19, 2007 was 44,559,702 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

SAVE THE WORLD AIR, INC.

FORM 10-QSB

INDEX

Page
PART I

ITEM 1. Financial Statements	1
Condensed balance sheets	1
Condensed statements of operations (unaudited)	3
Condensed statements of changes in stockholders’ deficiency (unaudited)	4
Condensed statements of cash flows (unaudited)	13
Notes to condensed financial statements (unaudited)	15
ITEM 2. Management’s Discussion and Analysis or Plan of Operations	45
ITEM 3. Controls and Procedures	58

PART II

ITEM 1. Legal Proceedings	59
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	61
ITEM 3. Defaults Upon Senior Securities	62
ITEM 4. Submission of Matters to a Vote of Security Holders	62
ITEM 5. Other Information	62
ITEM 6. Exhibits	62

SIGNATURES	63

EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

i

PART I

Item 1. Financial Statements
SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2007 (unaudited)	December 31, 2006

Current assets
Cash	$102,179	$244,228
Inventory	41,461	21,314
Other current assets	56,796	81,232

Total current assets	200,436	346,774

Property and equipment, net of accumulated depreciation	212,253	322,023

Other assets	4,500	4,500

Total assets	$417,189	$673,297

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

	September 30, 2007 (unaudited)	December 31, 2006
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable	$855,402	$233,707
Accrued expenses	769,901	468,413
Accrued research and development fees	103,347	95,000
Accrued professional fees	570,519	594,945
Loans payable to related party	81,404	-
Convertible debentures, net	1,893,041	177,926

Total current liabilities	4,273,614	1,569,991

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 44,559,702 and 40,081,758 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	44,560	40,082
Common stock to be issued	-	60,000
Additional paid-in capital	31,586,808	29,430,821
Deficit accumulated during the development stage	(35,487,793)	(30,427,597)

Total stockholders’ deficiency	(3,856,425)	(896,694)

Total liabilities and stockholders’ deficiency	$417,189	$673,297

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three months ended September 30,		For the Nine months ended September 30,		For the Period from February 18, 1998 (Date of Inception) through September 30,
	2007	2006	2007	2006	2007
Net sales	$-	$-	$22,000	$-	$52,000
Cost of goods sold	-	-	5,360	-	18,760
Gross profit	-	-	16,640	-	33,240

Operating expenses	873,971	1,718,614	3,177,533	5,326,222	26,080,509

Research and development expenses	98,427	95,608	539,610	274,713	4,745,024

Non-cash patent settlement costs	-	-	-	-	1,610,066

Loss before other income (expense)	(972,398)	(1,814,222)	(3,700,503)	(5,600,935)	(32,402,359)

Other income (expense)
Other income	2,271	-	2,448	125	2,573
Interest income	12	5,966	62	12,942	16,313
Interest expense	(499,282)	(152,769)	(972,950)	(2,362,687)	(3,728,793)
Financing fee	-	-	(47,104)	-	(47,104)
Placement fee	-	-	(48,000)	-	(48,000)
Loss on valuation of warrants	(148,455)	-	(293,439)	-	(293,349)
Settlement of litigation and debt	-	-	-	-	1,017,208
Total other income (expense)	(645,454)	(146,803)	(1,358,893)	(2,349,620)	(3,081,152)

Loss before provision for income taxes	(1,617,852)	(1,961,025)	(5,059,396)	(7,950,555)	(35,483,511)

Provision for income taxes	-	-	800	800	4,282

Net loss	$(1,617,852)	$(1,961,025)	$(5,060,196)	$(7,951,355)	$(35,487,793)

Net loss per share, basic and diluted	$(0.04)	$(0.05)	$(0.13)	$(0.23)

Weighted average shares outstanding, basic and diluted	40,988,308	38,439,668	38,265,250	34,711,746

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

	Common Stock		Common stock	Additional paid-in	Deferred	Deficit accumulated during the development	Total stockholders' development stage
	Shares	Amount	to be issued	capital	compensation	stage	deficiency
BALANCE, FEBRUARY 18, 1998 (date of inception)	--	$--	$--	$--	$--	$--	$--
Issuance of common stock on April 18, 1998	10,030,000	10,030	--	14,270	--	--	24,300
Net loss	--	--	--	--	--	(21,307)	(21,307)
BALANCE, DECEMBER 31, 1998	10,030,000	10,030	--	14,270	--	(21,307)	2,993
Issuance of common stock on May 18, 1999	198,003	198	--	516,738	--	--	516,936
Issuance of common stock for ZEFS on September 14, 1999	5,000,000	5,000	--	--	--	--	5,000
Stock issued for professional services on May 18, 1999	69,122	69	--	49,444	--	--	49,513
Net loss	--	--	--	--	--	(1,075,264)	(1,075,264)
BALANCE, DECEMBER 31, 1999	15,297,125	15,297	--	580,452	--	(1,096,571)	(500,822)
Stock issued for employee compensation on February 8, 2000	20,000	20	--	20,580	--	--	20,600
Stock issued for consulting services on February 8, 2000	100,000	100	--	102,900	--	--	103,000
Stock issued for professional services on April 18, 2000	27,000	27	--	91,233	--	--	91,260
Stock issued for directors fees on April 18, 2000	50,000	50	--	168,950	--	--	169,000
Stock issued for professional services on May 19, 2000	5,000	5	--	20,295	--	--	20,300
Stock issued for directors fees on June 20, 2000	6,000	6	--	26,634	--	--	26,640
Stock issued for professional services on June 20, 2000	1,633	2	--	7,249	--	--	7,251
Stock issued for professional services on June 26, 2000	1,257	1	--	6,674	--	--	6,675
Stock issued for employee compensation on June 26, 2000	22,000	22	--	116,798	--	--	116,820
Stock issued for consulting services on June 26, 2000	9,833	10	--	52,203	--	--	52,213
Stock issued for promotional services on July 28, 2000	9,675	9	--	47,205	--	--	47,214
Stock issued for consulting services on July 28, 2000	9,833	10	--	47,975	--	--	47,985
Stock issued for consulting services on August 4, 2000	35,033	35	--	74,585	--	--	74,620
Stock issued for promotional services on August 16, 2000	25,000	25	--	56,225	--	--	56,250
Stock issued for consulting services on September 5, 2000	12,833	13	--	28,861	--	--	28,874
Stock issued for consulting services on September 10, 2000	9,833	10	--	14,740	--	--	14,750
Stock issued for consulting services on November 2, 2000	9,833	10	--	8,643	--	--	8,653

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - CONTINUED
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

	Common Stock		Common stock	Additional paid-in	Deferred	Deficit accumulated during the development	Total stockholders' development stage
	Shares	Amount	to be issued	capital	compensation	stage	deficiency
Stock issued for consulting services on November 4, 2000	9,833	10	--	8,643	--	--	8,653
Stock issued for consulting services on December 20, 2000	19,082	19	--	9,522	--	--	9,541
Stock issued for filing services on December 20, 2000	5,172	5	--	2,581	--	--	2,586
Stock issued for professional services on December 26, 2000	12,960	13	--	4,912	--	--	4,925
Other stock issuance on August 24, 2000	2,000	2	--	4,258	--	--	4,260
Common shares cancelled	(55,000)	(55)	--	(64,245)	--	--	(64,300)
Net loss	--	--	--	--	--	(1,270,762)	(1,270,762)
BALANCE, DECEMBER 31, 2000	15,645,935	15,646	--	1,437,873	--	(2,367,333)	(913,814)
Stock issued for consulting services on January 8, 2001	9,833	10	--	3,038	--	--	3,048
Stock issued for consulting services on February 1, 2001	9,833	10	--	3,235	--	--	3,245
Stock issued for consulting services on March 1, 2001	9,833	10	--	2,743	--	--	2,753
Stock issued for legal services on March 13, 2001	150,000	150	--	47,850	--	--	48,000
Stock issued for consulting services on April 3, 2001	9,833	10	--	2,448	--	--	2,458
Stock issued for legal services on April 4, 2001	30,918	31	--	7,699	--	--	7,730
Stock issued for professional services on April 4, 2001	7,040	7	--	1,753	--	--	1,760
Stock issued for consulting services on April 5, 2001	132,600	132	--	33,018	--	--	33,150
Stock issued for filing fees on April 30, 2001	1,233	1	--	2,033	--	--	2,034
Stock issued for filing fees on September 19, 2001	2,678	2	--	2,274	--	--	2,276
Stock issued for professional services on September 28, 2001	150,000	150	--	92,850	--	--	93,000
Stock issued for directors services on October 5, 2001	100,000	100	--	59,900	--	--	60,000
Stock issued for legal services on October 17, 2001	11,111	11	--	6,655	--	--	6,666
Stock issued for consulting services on October 18, 2001	400,000	400	--	379,600	--	--	380,000
Stock issued for consulting services on October 19, 2001	150,000	150	--	187,350	--	--	187,500
Stock issued for exhibit fees on October 22, 2001	5,000	6	--	6,745	--	--	6,751
Stock issued for directors services on November 2, 2001	1,000,000	1,000	--	949,000	--	--	950,000
Stock issued for consulting services on November 7, 2001	20,000	20	--	16,980	--	--	17,000

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - CONTINUED
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

	Common Stock		Common stock	Additional paid-in	Deferred	Deficit accumulated during the development	Total stockholders' development stage
	Shares	Amount	to be issued	capital	compensation	stage	deficiency
Stock issued for consulting services on November 20, 2001	43,000	43	--	42,097	--	--	42,140
Stock issued for consulting services on November 27, 2001	10,000	10	--	9,790	--	--	9,800
Stock issued for consulting services on November 28, 2001	187,000	187	--	183,073	--	--	183,260
Intrinsic value of options issued to employees	--	--	--	2,600,000	(2,600,000)	--	--
Fair value of options issued to non-employees for services	--	--	--	142,318	--	--	142,318
Amortization of deferred compensation	--	--	--	--	191,667	--	191,667
Net loss	--	--	--	--	--	(2,735,013)	(2,735,013)
BALANCE, DECEMBER 31, 2001	18,085,847	18,086	--	6,220,322	(2,408,333)	(5,102,346)	(1,272,271)
Stock issued for directors services on December 10, 2002	2,150,000	2,150	--	857,850	--	--	860,000
Common stock paid for, but not issued (2,305,000 shares)	--	--	389,875	--	--	--	389,875
Fair value of options issued to non-employees for services	--	--	--	54,909	(54,909)	--	--
Amortization of deferred compensation	--	--	--	--	891,182	--	891,182
Net loss for the year ended December 31, 2002	--	--	--	--	--	(2,749,199)	(2,749,199)
BALANCE, DECEMBER 31, 2002	20,235,847	20,236	389,875	7,133,081	(1,572,060)	(7,851,545)	(1,880,413)
Common stock issued, previously paid for	1,425,000	1,425	(213,750)	212,325	--	--	--
Common stock issued, previously paid for	880,000	880	(220,000)	219,120	--	--	--
Stock issued for cash on March 20, 2003	670,000	670	--	166,830	--	--	167,500
Stock issued for cash on April 4, 2003	900,000	900	--	224,062	--	--	224,962
Stock issued for cash on April 8, 2003	100,000	100	--	24,900	--	--	25,000
Stock issued for cash on May 8, 2003	1,150,000	1,150	--	286,330	--	--	287,480
Stock issued for cash on June 16, 2003	475,000	475	--	118,275	--	--	118,750
Stock issued for legal services on June 27, 2003	83,414	83	--	45,794	--	--	45,877
Debt converted to stock on June 27, 2003	2,000,000	2,000	--	498,000	--	--	500,000
Stock and warrants issued for cash on July 11, 2003	519,000	519	--	129,231	--	--	129,750
Stock and warrants issued for cash on September 29, 2003	1,775,000	1,775	--	441,976	--	--	443,751
Stock and warrants issued for cash on October 21, 2003	1,845,000	1,845	--	459,405	--	--	461,250
Stock and warrants issued for cash on October 28, 2003	1,570,000	1,570	--	390,930	--	--	392,500
Stock and warrants issued for cash on November 19, 2003	500,000	500	--	124,500	--	--	125,000

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - CONTINUED
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

	Common Stock		Common stock	Additional paid-in	Deferred	Deficit accumulated during the development	Total stockholders' development stage
	Shares	Amount	to be issued	capital	compensation	stage	deficiency
Finders' fees related to stock issuances	--	--	43,875	(312,582)	--	--	(268,707)
Common stock paid for, but not issued (25,000 shares)	--	--	6,250	--	--	--	6,250
Amortization of deferred comp	--	--	--	--	863,727	--	863,727
Net loss for year ended December 31, 2003	--	--	--	--	--	(2,476,063)	(2,476,063)
BALANCE, DECEMBER 31, 2003	34,128,261	34,128	6,250	10,162,177	(708,333)	(10,327,608)	(833,386)
Common stock issued, previously paid for	25,000	25	(6,250)	6,225	--	--	--
Stock issued for director services on March 31, 2004	50,000	50	--	74,950	--	--	75,000
Stock issued for finders fees on March 31, 2004	82,500	82	--	12,293	--	--	12,375
Stock issued for finders fees on March 31, 2004	406,060	407	--	101,199	--	--	101,606
Stock issued for services on April 2, 2004	65,000	65	--	99,385	--	--	99,450
Debt converted to stock on April 2, 2004	60,000	60	--	91,740	--	--	91,800
Stock issued upon exercise of warrants on May 21, 2004	950,000	950	--	189,050	--	--	190,000
Stock issued for directors services on June 8, 2004	600,000	600	--	1,019,400	--	--	1,020,000
Stock issued for cash on August 25, 2004	550,000	550	--	549,450	--	--	550,000
Stock issued upon exercise of options on August 30, 2004	4,000	4	--	1,596	--	--	1,600
Stock issued for cash on September 8, 2004	25,000	25	--	24,975	--	--	25,000
Stock issued for consulting services on September 15, 2004	50,000	49	--	65,451	--	--	65,500
Stock issued for patent settlement on September 22, 2004	20,000	20	--	24,780	--	--	24,800
Stock issued for research and development on October 6, 2004	65,000	65	--	90,935	--	--	91,000
Stock issued for cash on October 6, 2004	25,000	25	--	24,975	--	--	25,000
Stock issued for cash on October 15, 2004	150,000	150	--	149,850	--	--	150,000
Stock issued upon exercise of stock options on October 21, 2004	6,500	6	--	2,594	--	--	2,600
Stock issued for cash on November 3, 2004	25,000	25	--	24,975	--	--	25,000
Stock issued for cash on November 18, 2004	172,500	173	--	172,327	--	--	172,500
Stock issued for cash on December 9, 2004	75,000	75	--	74,925	--	--	75,000
Stock issued for cash on December 23, 2004	250,000	250	--	249,750	--	--	250,000
Finders fees related to stock issuances	--	--	--	(88,384)	--	--	(88,384)
Common stock paid for, but not issued (119,000 shares)	--	--	119,000	--	--	--	119,000
Intrinsic value of options issued to employees	--	--	--	248,891	(248,891)	--	--

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - CONTINUED
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

	Common Stock		Common stock	Additional paid-in	Deferred	Deficit accumulated during the development	Total stockholders' development stage
	Shares	Amount	to be issued	capital	compensation	stage	deficiency
Fair value of options issued to non-employees for services	--	--	--	55,381	(55,381)	--	--
Fair value of warrants issued for settlement costs	--	--	--	1,585,266	--	--	1,585,266
Fair value of warrants issued to non-employees for services	--	--	--	28,872	--	--	28,872
Amortization of deferred compensation	--	--	--	--	936,537	--	936,537
Net loss for year ended December 31, 2004	--	--	--	--	--	(6,803,280)	(6,803,280)
BALANCE, DECEMBER 31, 2004	37,784,821	37,784	119,000	15,043,028	(76,068)	(17,130,888)	(2,007,144)
Common stock issued, previously paid for	69,000	69	(69,000)	68,931	--	--	--
Stock issued upon exercise of warrants, previously paid for	50,000	50	(50,000)	49,950	--	--	--
Stock issued for cash on January 20, 2005	25,000	25	--	24,975	--	--	25,000
Stock issued upon exercise of warrants on January 31, 2005	500	1	--	199	--	--	200
Stock issued for cash on February 17, 2005	325,000	325	--	324,675	--	--	325,000
Stock issued for cash on March 31, 2005	215,000	215	--	214,785	--	--	215,000
Stock issued for cash on May 17, 2005	5,000	5	--	4,995	--	--	5,000
Stock issued for cash on June 7, 2005	300,000	300	--	299,700	--	--	300,000
Stock issued for cash on August 5, 2005	480,500	480	--	480,020	--	--	480,500
Stock issued for cash on August 9, 2005	100,000	100	--	99,900	--	--	100,000
Stock issued for cash on October 27, 2005	80,000	80	--	79,920	--	--	80,000
Common stock cancelled on December 7, 2005	(8,047,403)	(8,047)	--	8,047	--	--	--
Stock issued for settlement of payables on December 21, 2005	--	--	57,092	--	--	--	57,092
Stock issued for settlement of payables on December 31, 2005	--	--	555,429	--	--	--	555,429
Finders fees related to stock issuances	--	--	--	(109,840)	--	--	(109,840)
Intrinsic value of options issued to employees	--	--	--	243,750	(243,750)	--	--
Fair value of options issued for settlement costs	--	--	--	31,500	--	--	31,500
Fair value of warrants issued for settlement costs	--	--	--	4,957	--	--	4,957
Fair value of warrants issued to non-employees for services	--	--	--	13,505	--	--	13,505
Amortization of deferred compensation	--	--	--	--	177,631	--	177,631
Warrants issued with convertible notes	--	--	--	756,768	--	--	756,768
Intrinsic value of beneficial conversion associated with convertible notes	--	--	--	696,413	--	--	696,413

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - CONTINUED
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

	Common Stock		Common stock	Additional paid-in	Deferred	Deficit accumulated during the development	Total stockholders' development stage
	Shares	Amount	to be issued	capital	compensation	stage	deficiency
Net loss for year ended December 31, 2005	--	--	--	--	--	(3,115,186)	(3,115,186)
BALANCE, DECEMBER 31, 2005	31,387,418	$31,387	$612,521	$18,336,178	$(142,187)	$(20,246,074)	$(1,408,175)
Stock issued, for previously settled payables	846,549	847	(612,521)	611,674	--	--	--
Stock issued upon exercise of warrants on March 23, 2006	25,000	25	--	37,475	--	--	37,500
Stock issued upon exercise of warrants on March 27, 2006	50,000	50	--	74,950	--	--	75,000
Stock issued upon exercise of warrants on March 27, 2006	25,000	25	--	12,475	--	--	12,500
Stock issued upon exercise of warrants on March 30, 2006	10,000	10	--	9,990	--	--	10,000
Stock issued upon exercise of warrants on April 10, 2006	36,250	36	--	18,089	--	--	18,125
Common stock issued for convertible debt on April 10, 2006	269,600	270	--	188,450	--	--	188,720
Stock issued for cash on April 24, 2006	473,000	473	--	737,408	--	--	737,881
Stock issued upon exercise of warrants on April 26, 2006	125,000	125	--	62,375	--	--	62,500
Stock issued upon exercise of warrants on April 26, 2006	100,000	100	--	149,900	--	--	150,000
Common stock issued for convertible debt on April 26, 2006	35,714	36	--	24,964	--	--	25,000
Stock issued upon exercise of warrants on May 6, 2006	200,000	200	--	99,800	--	--	100,000
Stock issued upon exercise of warrants on May 15, 2006	25,000	25	--	37,475	--	--	37,500
Stock issued upon exercise of warrants on May 15, 2006	50,000	50	--	24,950	--	--	25,000
Stock issued for cash on June 7, 2006	873,018	872	--	1,649,136	--	--	1,650,008
Common stock issued for convertible debt on June 7, 2006	1,535,716	1,536	--	1,073,464	--	--	1,075,000
Stock issued upon exercise of warrants on June 8, 2006	900,000	900	--	449,100	--	--	450,000
Stock issued upon exercise of warrants on June 9, 2006	9,000	9	--	4,491	--	--	4,500
Stock issued upon exercise of warrants on June 23, 2006	150,000	150	--	74,850	--	--	75,000
Stock issued upon exercise of warrants on June 23, 2006	15,000	15	--	22,485	--	--	22,500
Common stock issued for convertible debt on June 30, 2006	219,104	219	--	153,155	--	--	153,374
Common stock issued for convertible debt on July 11, 2006	14,603	15	--	10,207	--	--	10,222
Common stock issued for convertible debt on August 7, 2006	1,540,160	1,540	--	1,076,572	--	--	1,078,112

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - CONTINUED
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

	Common Stock		Common stock	Additional paid-in	Deferred	Deficit accumulated during the development	Total stockholders' development stage
	Shares	Amount	to be issued	capital	compensation	stage	deficiency
Common stock issued upon exercise of warrants on August 7, 2006	175,000	175	--	262,325	--	--	262,500
Common stock issued upon exercise of warrants on August 21, 2006	50,000	50	--	74,950	--	--	75,000
Common stock issued for cash on August 22, 2006	14,519	15	--	14,504	--	--	14,519
Common stock issued upon exercise of warrants on August 23, 2006	3,683	4	--	3,679	--	--	3,683
Common stock issued upon exercise of warrants on August 28, 2006	5,000	5	--	7,495	--	--	7,500
Common stock issued for convertible debt on September 13, 2006	4,286	4	--	2,996	--	--	3,000
Common stock issued upon exercise of warrants on September 13, 2006	150,000	150	--	74,850	--	--	75,000
Common stock issued for convertible debt on October 16, 2006	66,654	67	--	46,591	--	--	46,658
Common stock issued upon exercise of warrants on November 3, 2006	210,000	210	--	104,790	--	--	105,000
Common stock issued for put on equity line of credit on November 7, 2006	94,470	94	--	115,368	--	--	115,462
Common stock issued for put on equity line of credit on November 14, 2006	7,300	7	--	8,349	--	--	8,356
Common stock issued for put on equity line of credit on November 27, 2006	27,500	28	--	22,913	--	--	22,941
Common stock issued for put on equity line of credit on November 28, 2006	36,500	36	--	30,059	--	--	30,095
Common stock issued for put on equity line of credit on December 6, 2006	73,863	74	--	57,244	--	--	57,318
Common stock issued for put on equity line of credit on December 26, 2006	18,800	19	--	10,377	--	--	10,396
Common stock issued for put on equity line of credit on December 31, 2006	229,050	229	--	135,300	--	--	135,529
Common stock paid for, but not issued	--	--	60,000	--	--	--	60,000
Fair value of options issued to employees and officers	--	--	--	2,253,263	--	--	2,253,263
Fair value of warrants issued for services	--	--	--	401,130	--	--	401,130
Write off of deferred compensation	--	--	--	(142,187)	142,187	--	--
Warrants issued for consulting services	--	--	--	62,497	--	--	62,497
Warrants issued with convertible notes	--	--	--	408,596	--	--	408,596

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - CONTINUED
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

	Common Stock		Common stock	Additional paid-in	Deferred	Deficit accumulated during the development	Total stockholders' development stage
	Shares	Amount	to be issued	capital	compensation	stage	deficiency
Intrinsic value of beneficial conversion associated with convertible notes	--	--	--	851,100	--	--	851,100
Finders fees related to stock issuances	--	--	--	(284,579)	--	--	(284,579)
Fees paid on equity line of credit	--	--	--	(30,402)	--	--	(30,402)
Net loss for year ended December 31, 2006	--	--	--	--	--	(10,181,523)	(10,181,523)
BALANCE, DECEMBER 31, 2006	40,081,757	$40,082	$60,000	$29,430,821	$--	$(30,427,597)	$(896,694)
Common stock issued for put on equity line of credit on January 11, 2007	63,000	63	--	39,659	--	--	39,722
Common stock issued for put on equity line of credit on January 22, 2007	58,150	58	--	42,246	--	--	42,304
Common stock issued for put on equity line of credit on February 9, 2007	35,800	36	--	26,009	--	--	26,045
Common stock issued for put on equity line of credit on February 16, 2007	162,000	162	--	112,979	--	--	113,141
Common stock issued for put on equity line of credit on February 26, 2007	71,000	71	--	46,761	--	--	46,832
Common stock issued for put on equity line of credit on March 5, 2007	42,600	43	--	28,056	--	--	28,099
Common stock issued for put on equity line of credit on March 12, 2007	92,900	93	--	62,085	--	--	62,178
Common stock issued for put on equity line of credit on March 19, 2007	47,500	48	--	30,362	--	--	30,410
Common stock issued for put on equity line of credit on March 26, 2007	7,500	7	--	4,722	--	--	4,729
Common stock issued for put on equity line of credit on March 31, 2007	25,500	25	--	15,558	--	--	15,583
Fees paid on equity line of credit	--	--	--	(32,723)	--	--	(32,723)
Warrants issued with convertible notes	--	--	--	291,936	--	--	291,936
Intrinsic value of beneficial conversion associated with convertible notes	--	--	--	274,312	--	--	274,312
Fair value of warrants issued to non-employee for services	--	--	--	47,104	--	--	47,104
Fair value of options issued to an officer	--	--	--	16,302	--	--	16,302
Common stock issued for put on equity line of credit on April 9, 2007	56,300	56	--	35,441	--	--	35,497
Common stock issued for put on equity line of credit on April 17, 2007	73,835	74	--	41,466	--	--	41,540
Common stock issued for put on equity line of credit on April 24, 2007	122,857	123	--	68,996	--	--	69,119

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - CONTINUED
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

	Common Stock		Common stock	Additional paid-in	Deferred	Deficit accumulated during the development	Total stockholders' development stage
	Shares	Amount	to be issued	capital	compensation	stage	deficiency
Common stock issued for put on equity line of credit on May 1, 2007	226,081	226	--	124,774	--	--	125,000
Common stock issued for put on equity line of credit on May 8, 2007	29,400	29	--	19,363	--	--	19,392
Common stock issued for put on equity line of credit on May 15, 2007	403,502	404	--	171,811	--	--	172,215
Common stock issued for put on equity line of credit on May 22, 2007	119,800	120	--	46,362	--	--	46,482
Common stock issued for put on equity line of credit on May 30, 2007	80,996	81	--	26,631	--	--	26,712
Common stock issued for put on equity line of credit on June 6, 2007	54,700	55	--	17,454	--	--	17,509
Common stock issued for put on equity line of credit on June 15, 2007	94,500	95	--	25,571	--	--	25,666
Common stock issued for put on equity line of credit on June 21, 2007	12,500	12	--	3,868	--	--	3,880
Fees paid on equity line of credit	--	--	--	(46,641)	--	--	(46,641)
Warrants issued with convertible notes	--	--	--	260,718	--	--	260,718
Fair value of options issued to an officer	--	--	--	8,898	--	--	8,898
Common stock issued, previously paid for	2,597,524	2,597	(60,000)	57,403	--	--	--
Fair value of options issued to officers	--	--	--	20,574	--	--	20,574
Warrants issued with convertible notes	--	--	--	267,930	--	--	267,930
Net loss for nine months ended September 30, 2007	--	--	--	--	--	(5,060,196)	(5,060,196)
BALANCE, SEPTEMBER 30, 2007 (UNAUDITED)	44,559,702	$44,560	$--	$31,586,808	$--	$(35,487,793)	$(3,856,425)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine months ended Sept. 30,		For the Period From February 18, 1998 (Date of Inception) through Sept. 30,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(5,060,196)	$(7,951,355)	$(35,487,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	-	-	505,000
Settlement of litigation and debt	-	-	(1,017,208)
Stock based compensation expense	45,774	2,273,121	2,947,358
Issuance of common stock for services	-	-	4,668,102
Issuance of options for legal settlement	-	-	31,500
Issuance of warrants for legal settlement	-	-	4,957
Issuance of warrants for financing fees	47,104	-	47,104
Loss on valuation of warrants	293,349	-	293,349
Patent acquisition cost	-	-	1,610,066
Amortization of interest on debt discount	11,750	-	11,750
Amortization of issuance costs and original issue debt	939,362	2,257,620	3,738,667
Amortization of deferred compensation	-	-	3,060,744
Depreciation	155,483	101,328	343,702
Changes in operating assets and liabilities:
Inventory	(20,147)	(3,719)	(41,461)
Prepaid expenses and other	24,436	(101,072)	(56,796)
Other assets	-	-	(4,500)
Accounts payable and accrued expenses	907,104	(582,680)	3,139,218

Net cash used in operating activities	(2,655,981)	(4,006,757)	(16,206,241)

Cash flows from investing activities
Purchase of property and equipment	(45,713)	(167,973)	(552,405)

Net cash used in investing activities	(45,713)	(167,973)	(552,405)

Cash flows from financing activities
Net proceeds under equity line of credit	912,691	-	1,262,386
Increase (decrease) in payables to related parties and shareholder	81,404	(158,733)	592,854
Advances from founding executive officer	-	-	517,208
Net proceeds from issuance of convertible notes and warrants	1,591,800	865,500	4,259,678
Repayment of convertible notes	(26,250)	-	(26,250)
Net proceeds from issuance of common stock and common stock issuable	-	3,621,638	10,254,949

Net cash provided by financing activities	2,559,645	4,328,405	16,860,825

Net increase (decrease) in cash	(142,049)	153,675	102,179

Cash, beginning of period	244,228	279,821	-

Cash, end of period	$102,179	$433,496	$102,179

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine months ended Sept 30,		For the Period From February 18, 1998 (Date of Inception) through Sept 30,
	2007	2006	2007
Supplemental disclosures of cash flow information

Cash paid during the period for

Interest	$7,674	$128,045	$149,153

Income taxes	$800	$800	$4,282

Non-cash investing and financing activities

Acquisition of intangible asset through advance from related party and issuance of common stock	$-	$-	$505,000

Deferred compensation for stock options issued for services	-	-	3,202,931

Purchase of property and equipment financed by advance from related party	-	-	3,550

Conversion of related party debt to equity	-	-	515,000

Issuance of common stock in settlement of payable	-	-	113,981

Value of warrants and beneficial conversion feature of convertible notes	-	910,500	-

Cancellation of stock	-	-	8,047

Conversion of accounts payable and accrued expenses to common stock issued	-	612,521	612,521

Conversion of related party debt to convertible debentures	-	45,000	45,000

Conversion of convertible debentures to common stock	-	2,576,379	2,580,086

Conversion of interest on convertible debentures to common stock	-	3,707	3,707

Write off of deferred compensation	-	142,187	142,187

Consulting fee for issuance of stock options	25,200	-	25,200

Financing fee for issuance of warrants	47,104	-	47,104

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

The following is a schedule by years of future minimum rental payments required under the non-cancelable operating leases as of June 30, 2007.

Years Ending December 31,

2007	$13,920
2008	65,280
2009	44,800
Total	$124,000

13.	Subsequent events

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

          (b)Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

          See item 2. Details of Recent Financing Transactions - 2007 PIPE Offering for detailed information.

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

Due to inadvertent problems occurring during the Edgarization process, certain information contained in our 10QSB filed on November 19, 2007, was not properly organized and formatted.  This amendment presents the information properly and does not reflect any material changes.

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

Item 6. Exhibits

Exhibit No.	Description

10.1	Modification Agreement dated August 29, 2007

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SAVE THE WORLD AIR, INC.
Date: November 20, 2007	By:	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Modification Agreement dated August 29, 2007

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)