Form 10KSB
period 2007-12-31
SAVE THE WORLD AIR INC
filed 2008-03-31
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the transition period from ____________ to ____________

Commission File Number 0-29185
Save the World Air, Inc.
(Exact name of registrant as specified in its charter)

Nevada	52-2088326
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

235 Tennant Avenue
Morgan Hill, California 95037
 (Address, including zip code, of principal executive offices)
 (408)-778-0101
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

                Registrant’s revenues for its most recent fiscal year: $39,000

                The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $43,800,893 as of March 17, 2008, based upon the average of the high and low bid prices on the OTC Bulletin Board reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

                The number of shares of the Registrant’s Common Stock outstanding as of March 17, 2008 was 54,751,117 shares.

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

Our first revenues have come from initial sales in Asia for our ECO ChargR product in the motorcycle industry. We plan on commencing sales of ECO ChargR to customers in the United States in the motorcycle industry in second quarter of 2008. We also plan on commencing  initial sales of our MAG ChargR product in Asia and the United States in the automobile and motorcycle industry in the second quarter of 2008.  See “Recent Developments” and “Sales and Marketing” below.

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

We have also entered into a research and development agreement with Temple University to conduct further research on the ELEKTRA technology and magnetic technologies in general.  Together with Temple University, we have developed prototype products using the ELEKTRA technology and we are continuing testing, and research and development. We are in the early stages of developing ELEKTRA products that, based on the previously mentioned preliminary testing, is intended to improve fuel economy and change fuel viscosity, and may improve performance and reduce emissions, depending upon the specific application. We are also working with Temple and several domestic and international corporations investigating applications of this technology to the transportation industry, oil refineries and pipelines, and OEMs. See “Our Technologies and Products” below.

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

We are a development stage company that generated its first initial revenues in the fourth quarter of 2006. Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2007 and will need to raise substantial additional capital in 2008, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.  See “Management’s Discussion and Analysis” below.

Our company was incorporated on February 18, 1998, as a Nevada corporation, under the name Mandalay Capital Corporation. We changed our name to Save the World Air, Inc. on February 11, 1999, following the acquisition of marketing and manufacturing rights of the ZEFS technologies. Our mailing address is 235 Tennant Avenue, Morgan Hill, California 95037. Our telephone number is (408)-778-0101. Our corporate website is www.stwa.com.  Information contained on the website is not deemed part of this Annual Report.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “ZERO.OB”.

Recent Developments

During 2005 and 2006, we began to focus on the initial marketing of our products. We entered into the first agreements for the distribution of our products in late 2005 and early 2006. Our first two U.S. distributorship agreements were with Team Phantom of Alaska and Motorcycle Products Consulting Incorporated (“MPCI”) of California.  These agreements provide for the sale of our product lines in the North American OEM and specialty consumer accessories market for motorcycles, to certain named prospective purchasers.  We are awaiting the successful conclusion of certification testing of MPCI’s client’s motor to begin shipping to MCPI ECO ChargR’s in small quantities commencing in the second quarter of 2008.  Team Phantom has gone out of business without performing on its contract.

In January 2006, we entered into our first international distributorship agreement, with Golden Allied Enterprises (Group) Co., Ltd., (“GAE”). This distributorship agreement (the “GAE Agreement”) provides that GAE will serve as our exclusive distributor for our ZEFS and CAT-MATE products in the People’s Republic of China. The agreement with GAE was conditioned upon our ZEFS-based products achieving EURO2 standards in tests to be conducted in Shanghai. These tests were successfully completed in April 2006, during which tests of a device incorporating our ZEFS technology achieved EURO2 standards and devices incorporating a combination of our ZEFS and CAT-MATE technologies achieved EURO3 standards. In April of 2007 we successfully passed EPA and CARB emissions standards and certified GAE’s client Shanghai Yide’s ATV and scooter products.  See “Independent Laboratory and Scientific Testing” and “Sales and Marketing” below.

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

In July 2006.we entered into a separate agreement with SS Sales and Marketing Group (“SS Sales”), to provide marketing and promotional services in the western United States and western Canada for our products.  SS Sales will be paid a commission equal to 5% of the gross amount actually collected on contracts we enter into during the contract term for existing or future customers introduced by SS Sales in the territory covered by the agreement. SS Sales is owned by Nathan Shelton, one of the directors of the Company.  We also have an agreement pending with Scafidi-Bolio & Associates to be our sales agents in a defined territory in the eastern United States and eastern Canada. (See “Sales and Marketing” below and “Item 12. Certain Relationships and Related Transactions”).

In October 2006, we entered into a distributorship agreement with PT Citra Cahaya Indonesia (“PTCC”), who will serve as the exclusive distributor for our products in Indonesia.  We began delivering some of our products under this agreement (the “PTCC Agreement”) in the first quarter of 2007. Although we have shipped to and received payment from this distributor, we have not received any re-orders and we are not confident we will receive any future orders.  See “Sales and Marketing” below.

In December 2006, we entered into a distributorship agreement with T&C Adtech Co., Ltd. “Adtech”), who will serve as the exclusive distributor for our ECO ChargR, MAG ChargR and CAT-MATE products in Vietnam. The agreement (the “Adtech Agreement”) is for one year and will be renewed automatically for successive periods if certain minimum firm orders are placed by Adtech in twelve-month periods ending on September 30th.  We did not receive any orders in 2007 and we now consider this agreement to be null and void (See “Sales and Marketing” below).

In February 2007, we entered into two license agreements with Temple University, one covering Temple University’s current patent application concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution (in fuel injection engines), and the other covering Temple University’s current patent application concerning electric field effects on crude oil. We also entered into a research and development agreement, to conduct further research on the ELEKTRA technology and magnetic technologies in general. (See “Our Technology and Products” below).

In April 2007, we received the final report of RAND Corporation (“RAND”), whom we had retained in December 2002 to study the scientific validity and market potential of our original ZEFS technology, help us develop a plan to assess the technical basis for our ZEFS technology and understand the potential market for products incorporating the ZEFS technology if a technical basis were established.  (See “RAND Report” below).

In August 2007, we entered into a private labeling and distribution agreement with Magnumforce Racecar Fabrication Inc. (Magnumforce) of California.  To date we have not been able to perform on this agreement as we have lacked the funding to commence production.  Magnumforce is still engaged and currently awaiting our ability to move forward.

Our Business Strategy

The Crisis of the Effect of Motor Emissions on Air Pollution

The incomplete and inefficient burning of fossil fuel in internal combustion engines results in unburned gases, such as hydrocarbons (“THC”), carbon monoxide (“CO”) and oxides of nitrogen (“NOx”) being expelled as harmful emission as a by-product of the engine's exhaust. These emissions have contributed to significant air pollution and depletion of the ozone layer that protects the world’s atmosphere from harmful ultraviolet radiation. As a result, the world has experienced significant deterioration to its air quality since the beginning of the 20th century and the problem has gotten progressively worse with each passing year. Forecasts published by the World Resources Institute indicate that this trend will continue to accelerate.

According to the Goddard Institute for Space Studies, in 2000, the world's roads were supporting about 800 million vehicles, almost 500 million of which are cars and the remainder of which are trucks, buses, motorcycles and scooters. The United States, Japan and Europe account for the majority of motor vehicles, but future growth is expected to be most rapid in Asia and Latin America.  Vehicle population is projected to increase by 50-100% by 2030. As a result, vehicles will continue to apply pressure to the environment and it is projected that emissions of all pollutants will be significantly higher in 2030 than today, unless additional controls on emissions are implemented.

In the United States, California, through the California Air Resources Board (“CARB”), continues to set the lowest emission standards for the country and the United State Environmental Protection Agency (“EPA”) has indicated it may adopt lower emission standards, which would be applicable throughout the United States. California Governor Arnold Schwarzenegger has also announced his intent to seek greenhouse gas (“GHG”) legislation and the United States Congress is also considering GHG legislation.  (See “Government Regulation and Environmental Matters” below).

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

Among recent developments:

●
The EU has tightened standards on light duty vehicle emissions and fuel quality for 2000 and 2005, broadened coverage (e.g., cold temperature), and imposed low sulfur requirements for diesel fuel and gasoline; Euro 3, 4 and 5 standards for heavy duty trucks and buses, will require advanced NOx and particulate matter post-combustion pollution control systems. The auto industry has agreed to a voluntary commitment to reduce carbon dioxide (“CO2“) emissions per kilometer driven by 25% by 2008.

●
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

●
EPA, in conjunction with CARB, imposed the largest enforcement action in history on the heavy engine industry; EPA adopted stringent national PM and NOx standards for heavy duty trucks and buses and mandated low sulfur diesel fuel to enable the advanced technologies necessary to achieve these requirements.

●	China and India adopted the Euro 1 auto and truck emissions standards and are phasing out the use of unleaded gasoline.

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

As we have worked with various companies to develop our technology, we have uncovered other potential applications that were not evident to us as recently as one year ago.  For example, we have determined that potential applications exist in lowering the viscosity of edible food oils when moving them as a liquid through pipelines is required.  We are also looking into application of the Elektra technology in burning fossil fuels for purposes other than powering motor vehicles.  We believe that there are many potential applications for our technology which have yet to be explored, but the primary appeal of our products currently are for the purpose of increasing fuel efficiency and performance enhancement.

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

These traditional devices are expensive and sensitive to the poor quality and adulterated fuel that is commonly found in developing nations. Bad fuel can permanently damage a catalytic converter with the first tank full, whereas ECO ChargR and MAG ChargR are unaffected by the problem of bad fuel. Catalytic converters also do not share the benefits of our ECO ChargR and MAG ChargR of increased fuel efficiency and performance. In fact, in many cases catalytic converters are detrimental to mileage and power.

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

We have entered into two license agreements with Temple University, one covering Temple University’s current patent application concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution, and the other covering Temple University’s current patent application concerning electric field effects on crude oil and edible oil viscosity, and any and all United States and foreign patents issuing in respect of the technologies described in such applications (individually, a “License Agreement” and collectively, the “License Agreements”). Initially, the License Agreements are exclusive and the territory licensed to the Company is worldwide. Pursuant to the License Agreements, the Company will pay to Temple University (i) license fees in the aggregate amount of $250,000, payable in three installments of $100,000, the first installment of which was paid in March 2007, and $75,000 on each of February 2, 2008, which has not been paid, and February 2, 2009, respectively; and (ii) annual maintenance fees of $125,000 annually commencing January 1, 2008, which has not been paid. In addition, each License Agreement separately provides that the Company will pay royalties to Temple University on net sales of products incorporating the technology licensed under that License Agreement in an amount equal to 7% of the first $20 million of net sales, 6% of the next $20 million of net sales and 5% of net sales in excess of $40 million. Sales under the two License Agreements are not aggregated for purposes of calculating the royalties payable to Temple University. In addition, the Company has agreed to bear all costs of obtaining and maintaining patents in any jurisdiction where the Company directs Temple University to pursue a patent for either of the licensed technologies. Should the Company not wish to pursue a patent in a particular jurisdiction, that jurisdiction would not be included in the territory licensed to the Company.

The Company is in default in connection with its payment obligations under the License Agreements.  Nonetheless, the Company has not received any written notice from Temple University of a material breach relating to required payments under the License Agreements.  Any such notice must provide the Company with 60 days’ notice to cure the material breach.  Should the Company receive such notice, the Company’s failure to cure could result in a termination of the License Agreements. Under the License Agreements the Company must pay a penalty equal to 1% per month of the amounts due and unpaid under the License Agreements.

We have also entered into a research and development agreement (“R&D Agreement”) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. Pursuant to the R&D Agreement, we will make payments to Temple University in the aggregate amount of $500,000, payable in eight non-refundable installments commencing with $123,750, which was paid in March 2007, and seven payments of $53,750 every three months thereafter until paid in full. The payments of $53,750 due in June, September and December 2007 have not been paid. The Company is in default under the R&D Agreement, however, the Company has not received any notice of default from Temple University. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.

Dr. Rongjia Tao, of Temple University, is the principal investigator of the ELEKTRA technology and we intend that he will work with us in research and development and product development, seeking to produce two commercial products: (i) a product utilizing an electric field to improve the fuel injection in engines for diesel, kerosene, and gasoline; and (ii) a product utilizing electric or magnetic fields to reduce crude oil viscosity and improve crude oil and edible oil flow in pipelines.  We are in the early stages of developing ELEKTRA products that, based on preliminary testing, is intended to improve fuel economy and change fuel viscosity, and may improve performance and reduce emissions, depending upon the specific application. Dr. Tao’s published articles in The International Journal of Physics have reported how uniform electrical field technology affects fuels.  We believe that this effect is identical, or substantially similar, to that of our own magnetic technology; therefore, we expect to achieve similar results with ELEKTRA as Dr. Tao reported with respect to uniform electrical field technology generally. When it is developed, we intend to market ELEKTRA products primarily to the transportation industry, oil refineries and pipelines, and OEMs.  Our ability to make progress with Temple University is dependent, in part, on our ability to finance our obligations and devote adequate financial resources to the commercialization of the ELEKTRA technology.  (See “Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources”).

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

We believe that the applications for products incorporating the ELEKTRA technology will include gas, diesel and bio-fuel injected motor vehicles, as well as applications in aviation, marine, oil pipeline and refining industries.  Subject to our cash flow and liquidity limitations, we are currently developing motor vehicle applications and our present intention, subject to change, is to seek joint venture partners to commercialize the ELEKTRA technology in various applications.  Subject to adequate financing, we currently believe that we will commence sales of ELEKTRA products by the third quarter of 2008.  (See “Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources”).

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

Research and Development

On May 14, 2004, we filed a patent application in Australia with respect to certain technology   (Method and Apparatus for a Treatment of a Fluid).  Following discussions with Temple University about a number of matters, including intellectual property rights, in July 2004, we entered into a license agreement with Temple University (the “2004 License Agreement”), for a research project with Dr. Rongjia Tao as principal investigator. That project and the related products involve the development and commercialization of underwater and cold temperature applications for improving oil flow under different temperature and pressure conditions. In connection with the 2004 License Agreement, we assigned the original patent application for this technology to Temple University and agreed to assign all subsequent patent applications for this technology to Temple University.  Under the 2004 License Agreement, we have the right to file additional patent applications, at our sole expense but for the benefit of Temple University, in various countries.  We have exclusive rights to this technology only in countries where we file patent applications.  In 2005, 2006 and 2007, we filed several additional patent applications in various countries.  As a result of Dr. Tao’s recently announced progress in reducing viscosity of crude oil with magnetic pulses, we believe that this technology may have commercial viability. We are maintaining the patent applications in the countries in which we have filed them, while we continue to explore the commercial benefits of pursuing this opportunity in these and possibly other countries.  (See “Intellectual Property” below).

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

In conjunction with Temple, we have been engaged by several oil production and pipeline companies to demonstrate the potential of this technology as applied to various oil production applications.  One major oil producer has funded the construction of a very large iteration of this device for field testing on a working pipeline.  This test is expected to be executed later this year.  We are also, along with Temple, working with a company which specializes in custom manufacturing equipment and process design to develop applications of Electra and our magnetic technologies for improving the performance and efficiency of manufacturing and facilities.

We have tested products incorporating our ZEFS, MK IV and CAT-MATE technologies for multiple makes and models of automobiles, motorcycles and ATVs, and the results of tests of devices incorporating our ZEFS technology were provided to RAND for evaluation

In late 2005, we established a state-of-the-art research and product development facility in Morgan Hill, California.  In connection with the establishment of our Morgan Hill facility, we transitioned the primary site of our research and development from Queensland to Morgan Hill.  We no longer use our Queensland facility.  RAND also assisted us in setting up our testing protocols at Morgan Hill.  In addition, we are engaged in research and development of additional prototypes and products, including ELEKTRA and other magnetic technologies and products, at our Morgan Hill facility.

In April 2006, we entered into a product development agreement with Kwong Kee. Under this agreement, Kwong Kee, a manufacturer of mufflers and catalytic converters, collaborates with us on product development for certain markets, primarily in Asia, and makes available to us its research and development facilities, testing equipment and product design and development support team in China.

We spent $600,816 in 2007 and $401,827 in 2006 on research and development.(See “Management's Discussion and Analysis of Financial Condition and Results of Operation-Results of Operations” and Note 11 - Notes to Consolidated Financial Statements” for a more complete understanding of our research and development expenses).

Independent Laboratory and Scientific Testing

The four internationally recognized emissions standards testing agencies for the certification of motor vehicles, parts, systems and aftermarket devices are the EPA, CARB, United Kingdom Vehicle Certification Agency (“VCA”) and Technischer Überwachungs-Verein (TUV-Germany/EU).

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

In early 2003, RAND determined that a comprehensive product-testing program was warranted. As a result, in May 2003, we entered into an arrangement under which RAND coordinated and supervised both a theoretical scientific study of the concepts underlying our ZEFS technology, as well as an empirical study.   In response to a request for proposal (“RFP”) that RAND sent to 14 universities in the United States, January 2005. Temple University was chosen to research the ZEFS technology. Temple University’s research of the ZEFS technology concluded in early 2005.

Most of RAND's work on our behalf concluded in December 2005, while further development of our technologies continued.  In 2006, our MK IV technology was first developed and enhancements have continued into early 2007.  We submitted to RAND additional test results from the MK technology conducted in January 2007 at Olson Ecologic Labs (“Olson Labs”) in Fullerton, California, on three separate motorcycles of differing displacements to demonstrate the effectiveness of more current versions of our technology.  The conclusions of RAND’s final report, which was published on April 27, 2007, are summarized under “RAND Report” below.

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

	THC		NOx		CO
EURO2 Standard	1.20	g/km	0.30	g/km	5.50	g/km
With ZEFS Device	0.52	g/km	0.10	g/km	1.42	g/km
% Better than EURO2	56%		65%		74%

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

Additional testing was conducted in early March 2006 on a new Chinese-manufactured carbureted 4-stroke Suyijia SZK125 motorcycle incorporating our ZEFS technologies at HKEEL. These certified best test results surpassed “cold start” EURO 3 standards for motorcycles of 150cc or less in all three of the harmful exhaust emissions, THC, CO and NOx, by the following amounts:

	THC		NOx		CO
EURO3 Standard	0.80	g/km	0.15	g/km	2.0	g/km
With ZEFS Device	0.33	g/km	0.108	g/km	1.86	g/km
% Better than EURO3	59%		28%		7%

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

In May 2006, Shanghai Motor Vehicle Test Center conducted tests of devices incorporating our ZEFS and CAT-MATE technologies as required by our distribution agreement required with GAE.  See “Sales and Marketing” below. The results of these tests are summarized below:

Technical Targets		CO g/km	HC g/km	NOx g/km
	EURO3 Standard	≤2.0	≤0.8	≤0.15
Measured Values	ZEFS Device (“hot start”)(a)	0.90	0.20	0.13
	ZEFS/CAT-MATE Device (“cold start”)(b)	1.04	0.18	0.12
___________
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

These results from Olson Labs were submitted to RAND (see “RAND Report” below) and to the EPA for consideration for the “EPA 511 Program”.  (See “Government Regulation and Environmental Matters” below).

In April of 2007, Olson Labs conducted successful EPA and CARB testing of a 300cc ATV for Chinese vehicle manufacturer Shanghai Yide (“Yide”), a client of GAE, which certified their ATVs, motorcycles and scooters for sale in all 50 US states,  Yide is now producing a full line of vehicles based on this certification for export to the US and are expected to begin purchasing ECO ChargR and CAT-MATE products through GAE sometime this year.  These test results surpassed EPA and CARB standards by the following amounts:

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

In early 2003, RAND determined that a comprehensive product-testing program was warranted. As a result, in May 2003, we entered into an arrangement under which RAND coordinated and supervised both a theoretical scientific study of the concepts underlying our ZEFS technology, as well as an empirical study.  The scope of RAND’s work was limited to testing the ZEFS technology as to its effect on emissions reductions and did not evaluate the effect of the ZEFS technology on performance enhancement or fuel economy.  In response to an RFP that RAND sent to 14 universities in the United States, Temple University was chosen to research the ZEFS technology. Temple University’s research of the ZEFS technology concluded in early 2005.

RAND's other activities on our behalf concluded in December 2005, while further development of our technologies continued.  In 2006, our MK IV technology was first developed and enhancements have continued into early 2007.  We submitted to RAND additional test results from the MK technology conducted in January 2007 at Olson Labs, on three separate motorcycles of differing displacements to demonstrate the effectiveness of more current versions of our technology.

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

United States.  We entered into the first agreements for the distribution of our products in late 2005 and early 2006. Our first two U.S. distributorship agreements were with Team Phantom and MPCI.  These agreements provide for the sale of our product lines in the North American OEM and specialty consumer accessories market for motorcycles, to certain named prospective purchasers. Our timing to ship product under a purchase order from MPCI depends upon our financing and ability to pay for the manufacture of products from our outsourced manufacturer.  See “Management’s Discussions and Analysis or Plan of Operations – Liquidity and Capital Resources”. We currently do not believe that we will be receiving any orders from Team Phantom for our products because they have ceased business operations.

China.  In January 2006, we entered into our first international distributorship agreement, with GAE. The GAE Agreement provides that GAE will serve as our exclusive distributor for our ZEFS and CAT-MATE products in the People’s Republic of China. The GAE Agreement was conditioned upon our ZEFS-based products achieving EURO2 standards in tests to be conducted in Shanghai. These tests were successfully completed in May 2006, during which tests of a device incorporating our ZEFS technology achieved EURO2 standards and devices incorporating a combination of our ZEFS and CAT-MATE technologies achieved EURO3 standards.  (See “Independent Scientific and Laboratory Testing” above).

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

In July 2006, GAE placed its initial order under the GAE Agreement, for 100,000 units, to be shipped in installments through July 2007.  In November 2006, we shipped the first installment of 5,000 units to GAE.  However, GAE has not requested additional shipments against this initial order, nor posted additional letters of credit as required by the GAE Agreement.  GAE did not meet their target of ordering 500,000 units by July 31, 2007.  We are currently in discussions with GAE regarding a revised shipment schedule and changing GAE’s distributorship status to a non-exclusive arrangement, but we cannot give any assurances as to what, if any, shipping schedule will result from such discussions.

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

We do not feel the current agreement with GAE is valid as they have not lived up to the purchase terms.  However, we feel this is a viable company and opportunity and we are currently renegotiating our agreement and expect to conclude in the second quarter of 2008.

In recent months, we have also begun working with and assisting manufacturers of vehicles and engines to obtain EPA and CARB certification in the United States for the sale of their products.  We assisted Shanghai Yide, a Chinese manufacturer of ATVs, in certification testing.  At the request of Shanghai Yide, Olson Labs conducted vehicle certification tests in February and March 2007 on an ATV manufactured by Shanghai Yide, which was fitted with a combination of our ECO ChargR and CAT-MATE products. These tests were conducted as part of the application process by Shanghai Yide to obtain EPA and CARB approval for the sale of certain of its vehicles in the United States.

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

During 2007, we did not receive any re-orders from PTCC and we no longer consider the agreement to be valid.

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

At the close of 2007, Adtech had not placed any re-orders and is in default of the agreement.

Europe.  We also intend to seek distribution opportunities for products incorporating our ZEFS, MK IV and ELEKTRA technologies in Europe, in addition to our marketing efforts in the United States and Asia.  See “Independent Laboratory and Scientific Testing” and “RAND Report” above.  At this time, no such distribution agreements are in place.

Other Countries.  We also intend to pursue marketing of our products in developing nations of the world. Harmful exhaust emissions from motorcycles and automobiles in developing countries are at the highest levels because of the continued widespread use of older models with either no or malfunctioning catalytic converters. We intend to continue to work with governments worldwide at all levels, together with industry, to capitalize on our technology to achieve what we know to be common global environmental objectives.

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

In July 2006, we entered into a separate agreement with SS Sales, to provide exclusive marketing and promotional services in the western United States and western Canada (the “Territory”) for our products.  SS Sales will also provide advice, assistance and information on marketing our products in the automotive after-market, and will seek to recruit and establish a market with distributors, wholesalers and others.  SS Sales will be paid a commission equal to 5% of the gross amount actually collected on contracts we enter into during the contract term for existing or future customers introduced by SS Sales in the Territory. The contact has a term of five years unless sooner terminated by either party on 30 days’ notice. In the event of termination SS Sales will be entitled to receive all commissions payable through the date of termination.  SS Sales is owned by Nathan Shelton, one of the directors of the Company since February 12, 2007.  We also have an agreement pending with Scaffidi-Bolio & Associates to be our sales agents in a defined territory in the eastern United States and eastern Canada.

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

ZEFS Patent Applications

We obtained the patent application for the ZEFS MK1 device [PCT/AU01/00585] originally filed in Australia on May 19, 2000. The International Filing Application for our ZEFS MK1 technology was filed on May 21, 2001 (Official No. 10/275946) [PCT/AU01/00585] and modified as ZEFS MK2 on July 9, 2003. On November 4, 2003 we filed for our ZEFS MK3 (#2003906094). The United States Patent and Trademark Office issued a Notice of Allowance of Patent dated January 24, 2005 and the patent issued on 7 June 2005 for the ZEFS MK1 device. The duration of the patent is 20 years from the date the original application was filed. Prior to the issuance of such patent, we relied solely on trade secrets, proprietary know-how and technological innovation to develop our technology and the designs and specifications for the ZEFS technology. Overall, we have applied for a patent on an international basis in approximately 64 countries worldwide.

ZEFS MK1—Device For Saving Fuel and Reducing Emissions. This fuel saving device has a disk- like nonmagnetic body provided with a central opening and a number of permanent magnets having opposed polarities positioned about the central opening to provide multidirectional magnetic fields. The device is positioned in a fuel air mixture to reduce emissions.

The following table summarizes the status of the ZEFS MK1 patent application in the following countries:

Country	Number	Filing date	Status
Australia	2001258057	21 May 2001	GRANTED
Bosnia & Herzegovina	BAP 021290A	21 May 2001	ABANDONED on client’s instructions
Brazil	0111365-8	21 May 2001	ABANDONED on client’s instructions
Bulgaria	107391	21 May 2001	ABANDONED on client’s instructions
Canada (small entity status)	2409195	21 May 2001	Examination requested April 2006
China	01809802.9	21 May 2001	Under examination – response filed
Columbia	02115018	21 May 2001	Examination requested 23 July 2004.
Croatia	P20020982A	21 May 2001	ABANDONED on client’s instructions
Czech Republic	PV 2002-4092	21 May 2001	Accepted - awaiting Deed of Letters Patent
Eurasian +++	200201237	21 May 2001	GRANTED. Renewed in Russia only.
Europe ++	019331222.2	21 May 2001	Awaiting examination
Georgia	4098/01-2002	21 May 2001	ABANDONED on client’s instructions
Hong Kong	04100327.0	21 May 2001	Automatic grant upon grant of the Chinese application
Hungary	P 03 01796	21 May 2001	ABANDONED on client’s instructions
India*	IN/PCT/2002/01523	21 May 2001	Under Examination – response filed
Indonesia	WO0200202844	21 May 2001	Accepted – awaiting Deed of Letters Patent
Israel	152902	21 May 2001	ABANDONED on client’s instructions
Korea [South]	2002-7015531	21 May 2001	Under examination – response filed.
Japan	586731/2001	21 May 2001	Examination to be requested by 21 May 2008
Mexico	PA/A/2002/011365	21 May 2001	GRANTED
Morocco	PV/26.964	21 May 2001	ABANDONED on client’s instructions
New Zealand	523113	21 May 2001	GRANTED
Norway	20025531	21 May 2001	Awaiting examination
Poland	P358837	21 May 2001	Awaiting examination
Serbia	P-870/02	21 May 2001	ABANDONED on client’s instructions
Singapore	93310 [WO 01/90562]	21 May 2001	GRANTED
South Africa	2002/10013	21 May 2001	ABANDONED on client’s instructions
Sri Lanka	12918	21 May 2001	GRANTED
Trinidad & Tobago	TT/A/2002/00213	21 May 2001	ABANDONED on client’s instructions
Ukraine	20021210144	21 May 2001	ABANDONED on client’s instructions
United States	6901917	21 May 2001	GRANTED
Vietnam	1-2002-01168	21 May 2001	GRANTED

++European patent application covers Austria Belgium Switzerland Liechtenstein Cyprus Germany Denmark Spain Finland France Great Britain Greece Ireland Italy Luxembourg Netherlands Portugal Sweden Turkey Lithuania Latvia Slovenia Romania Macedonia.

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

The priority date is July 19, 2003 from Australian patent application 2003903626.

The following table summarizes the status of the ZEFS MK2 patent application in the following countries:

Country	Number	Filing date	Status
Taiwan	1236519	19 July 2003	ABANDONED on Client’s Instructions
China	200480025660.X	15 July 2004	ABANDONED on Client’s Instructions
Europe	04737571.2	15 July 2004	ABANDONED on Client’s Instructions
India	300/KOL NP/06	15 July 2004	ABANDONED on Client’s Instructions
Indonesia	WO0200600441	15 July 2004	ABANDONED on Client’s Instructions
Japan	Awaiting	15 July 2004	ABANDONED on Client’s Instructions
United States	10/564747	15 July 2004	ABANDONED on Client’s Instructions

NO FURTHER ACTION TO BE TAKEN ON THIS PORTFOLIO.  APPLICATIONS ARE TO BE ALLOWED TO LAPSE AS ACTIONS ARISE.

ZEFS MK3—Emission Control Devices. This emission control device is particularly suited for fuel injection systems which have an elongate body formed with one or more channels and a number of permanent magnets are positioned in the channels. The device sits on a fuel rail.

The priority date is November 4, 2003 from Australia patent application 2003906094.

The following table summarizes the status of the ZEFS MK3 patent application in the following countries:

Country	Number	Filing date	Status
Thailand	095155	3 November 2004	ABANDONED on Client’s Instructions
China	200480039739.8	4 November 2004	ABANDONED on Client’s Instructions
Japan	Awaiting Number	4 November 2004	ABANDONED on Client’s Instructions
United States	10/578311	4 November 2004	Application filed – awaiting examination
Europe	04796967.0	4 November 2006	ABANDONED on Client’s Instructions

The US national patent application will be processed according to the requirements of the US Patent Office. Therefore, it is not possible to provide an accurate and complete summary of the next action and cost as in many cases, the deadline for the next action depends on the backlog with the US Patent Office.  There are no renewal fees payable until after grant.

NO FURTHER ACTION TO BE TAKEN ON THIS PORTFOLIO.  APPLICATIONS ARE TO BE ALLOWED TO LAPSE AS ACTIONS ARISE.

MK IV Patent Applications

Device for Saving Fuel and Reducing Emissions.  This device is similar to the Mark 1 device but uses stacked magnets.

The following table summarizes the status of the MK IV patent application in the following countries:

Country	Number	Filing date	Status
China	NA	20 June 2006	Application sent to Agent
Japan	NA	20 June 2006	Application sent to Agent
Korea [South]	NA	20 June 2006	Application sent to Agent
Malaysia	PI 20062013	2 May 2006	Examination due by 2 May 2008
PCT	PCT/AU2006/000861	20 June 2006	Demand for IPE filed – IPRP favorable.
Taiwan	95115220	28 April 2006	Examination due by 29 April 2009
Thailand	0601001997	2 May 2006	Application filed - awaiting examination
United States	NA	20 June 2006	Application sent to Agent

National patent applications are due by January 21 2008.

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

Country	Number	Filing date	Status
Australia	2004312099	23 December 2004	Examination to be requested by December 2009
Canada	2559287	23 December 2004	Examination to be requested by December 2009
China	200480042295.3	23 December 2004	Examination requested December 2006
Europe	04802122.4	23 December 2004	Application filed - awaiting examination
Indonesia	WO0200602208	23 December 2004	ABANDONED on client’s instructions
Japan	2006-548033	23 December 2004	ABANDONED on client’s instructions
Korea	2006-7016017	23 December 2004	Examination Due by 23 December 2009
Mexico	PA/a/2006/007863	23 December 2004	Application filed – awaiting examination
Malaysia	PI20050041	6 January 2005	Examination to be requested by January 2010.
New Zealand	548993	23 December 2004	Application filed – awaiting examination.
Thailand	096762	4 January 2005	Examination to be requested by January 2010
Taiwan	93140533	24 December 2004	Examination to be requested by December 2007.
United States	10/581637	23 December 2004	Application filed – awaiting examination.

The priority date is January 16, 2004 from Australian patent application 2004900192

Each national patent application will be processed according to the peculiar requirements of the national Patent Office. Therefore, it is not possible to provide an accurate and complete summary of the next action and cost as in many cases, the deadline for the next action depends on the backlog with the national Patent Office.

However, generally, a renewal fee is payable in some countries each year on 23 December and we expect the cost for December 2007 to be approximately US$2000.

Additionally, for the above cases that have not yet been granted (e.g. pending patent applications), it will be necessary to pay fees from time to time such as examination fees, processing fees, grant fees etc. Again, we are not able to specify exactly when these fees will occur but as a rule of thumb, you should budget for US$1500 per pending application per year.

NO FURTHER ACTION TO BE TAKEN ON THIS PORTFOLIO.  APPLICATIONS ARE TO BE ALLOWED TO LAPSE AS ACTIONS ARISE.

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

Method and Apparatus for Treatment of a Fluid
Cullen & Co Reference: 040540
Applicant:  Temple University of the Commonwealth System of Higher Education

Method and Apparatus for Treatment of a Fluid (Temple University).  This is an apparatus for the magnetic treatment of oils to improve viscosity.  Under the 2004 License Agreement with Temple University, we have filed the following patent applications, at our sole expense and for the benefit of Temple University, in order to secure rights to license this technology in these countries

Summary of Invention
Treating oils with magnetic fields to improve viscosity.

Claim 1 (PCT Application)

An apparatus for the magnetic treatment of a fluid which produces at least one magnetic field for a period of time, Tc at or above a critical magnetic field strength, Hc, the period Tc and the field strength Hc determined relative to one another and dependant upon the properties of the fluid. (All clear ISR)

Priority Date

The priority date is 14 May 2004 from Australian patent application 2004902563. (The GCC application was refilled and therefore the priority date for that application will be set at the actual filing date of the refilled application).

Country	Number	Filing date	Status
GCC *	GCC/P/2005/5066	22 August 2005	Application filed – awaiting examination.
Brazil	0510871-3	13 May 2005	Examination to be requested by May 2008
Canada	2566739	13 May 2005	Examination to be requested by May 2010
China	200580023369.3	13 May 2005	Examination requested April 2007
Algeria	060593	13 May 2005	Application filed – awaiting examination
Eurasia **	200602114	13 May 2005	Under examination – response filed.
Egypt	PCT 1087/2006	13 May 2005	Application filed – awaiting examination
United Kingdom	0624025.3	13 May 2005	Under examination – response filed
Indonesia	WO0200603429	13 May 2005	Application filed – examination to be requested by 13 May 2008
Libya	To be advised		Application sent to agent
Mexico	PA/a/2006/013206	13 May 2005	Application filed – awaiting examination
Norway	20065632	13 May 2005	Application filed – awaiting examination
United States	11/519168	13 May 2005	Application filed – awaiting examination

* Covers Kuwait, Oman, Qatar, Saudi Arabia, the United Arab Emirates, and Bahrain.

** The Eurasian Patent Convention was signed on September 9, 1994 in Moscow by the Heads of the Governments of the Republic of Azerbaijan, the Republic of Armenia, the Republic of Belarus, Georgia, the Republic of Kazakstan, the Kyrgyz Republic, the Republic of Moldova, the Russian Federation, the Republic of Tajikistan, Ukraine and came into force on August 12, 1995 after Turkmenistan, Belarus and Tajikistan deposited their instruments of accession to the Convention to the WIPO Director General, on March 1, 1995, May 8, 1995 and May 12, 1995 respectively. To date, the Convention is also ratified by the Russian Federation, the Republic of Kazakhstan, Republic of Azerbaijan, the Kyrgyz Republic, the Republic of Moldova and the Republic of Armenia

NO FURTHER ACTION TO BE TAKEN ON THIS PORTFOLIO.  APPLICATIONS ARE TO BE ALLOWED TO LAPSE AS ACTIONS ARISE.

Trademarks

CAT-MATE
Cullen & Co Reference: 040695

Class: 7 Devices to reduce noxious exhaust emissions from combustion engines; devices positioned in the exhaust flow of an exhaust of a combustion engine and to reduce pollutants in the exhaust; devices to radiate or transmit heat to a catalytic converter in an exhaust system; devices to radiate or transmit heat to a catalytic converter in an exhaust system and which absorbs the heat from the exhaust gasses and reradiates the heat to the catalytic converter in the exhaust system; all the foregoing being for petrol or diesel engines

Country	Number	Filing Date	Status
Australia	1008291	25 June 2004	Registered
Madrid*	858359	21 December 2004	Registered

* The Madrid Protocol application designated the following countries:
●	China;
●	European Community;
●	Japan;
●	Korea; - abandoned
●	Singapore; and
●	United States of America. abandoned

NO FURTHER ACTION TO BE TAKEN ON THIS PORTFOLIO.  APPLICATIONS ARE TO BE ALLOWED TO LAPSE AS ACTIONS ARISE

ECO ChargR
Cullen & Co. Reference: 061047

Class: 7 Devices to treat fuel in combustion engines; devices positioned in the fuel train of a combustion engine to reduce pollutants in the exhaust and maximize efficiency of combustion; magnetic fuel treatment devices including in-line treatment devices; fuel treatment devices utilizing magnets; all the foregoing being for petrol or diesel engines.

Country	Number	Filing Date	Status
Australia	1121860	4 July 2006	GRANTED
Madrid *	1121860	4 January 2007	GRANTED
Canada	1330199	4 January 2007	Accepted – awaiting Registration Certificate
Indonesia	D00 2007 000330	4 January 2007	Application filed – awaiting examination
Malaysia	2007/00156	4 January 2007	Application filed – awaiting examination
Thailand	649741	4 January 2007	Application filed – awaiting examination
Taiwan	96000462	4 January 2007	Under examination – response filed.

* Madrid Protocol application designates the following countries:

●	China
●	European Community
●	United States
●	Japan
●	Korea
●	Singapore
●	Vietnam

MAG ChargR
Cullen & Co. Reference:  061048

Class: 7 Devices to treat fuel in combustion engines; devices positioned in the fuel train of a combustion engine to reduce pollutants in the exhaust and maximize efficiency of combustion; magnetic fuel treatment devices including in-line treatment devices; fuel treatment devices utilizing magnets; all the foregoing being for petrol or diesel engines.

Country	Number	Filing Date	Status
Australia	1121864	4 July 2006	Registered Co-Existence Agreement with Mag Instruments
Madrid	1121864	4 January 2007	GRANTED
Canada	1330200	4 January 2007	Under examination – response filed
Indonesia	D00 2007 000331	4 January 2007	Application filed – awaiting examination
Malaysia	2007/00157	4 January 2007	Application filed – awaiting examination
Thailand	649742	4 January 2007	Application filed – awaiting examination
Taiwan	96000465	4 January 2007	Allowed/Accepted.

Madrid Protocol application designates the following countries:

●	China
●	European Community
●	United States
●	Japan
●	Korea
●	Singapore
●	Vietnam

STWA PERFORMANCE
Cullen & CO. Reference:  061794

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

Country	Number	Filing Date	Status
Australia	1140033	11 July 2006	GRANTED
Madrid	1140033	10 July 2007	GRANTED

NO FURTHER ACTION TO BE TAKEN ON THIS PORTFOLIO.  APPLICATIONS ARE TO BE ALLOWED TO LAPSE AS ACTIONS ARISE.

                Non-Disclosure Agreements

                To further protect our intellectual property, we have entered into agreements with certain employees and consultants, which limit access to, and disclosure or use of, our technology. There can be no assurance, however, that the steps we have taken to deter misappropriation of our intellectual property or third party development of our technology and/or processes will be adequate, that others will not independently develop similar technologies and/or processes or that secrecy will not be breached. In addition, although management believes that our technology has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that our technology does not and will not so infringe or that third parties will not assert infringement claims against us in the future. Management believes that the steps they have taken to date will provide some degree of protection; however, no assurance can be given that this will be the case.

Employees

As of December 31, 2007, we had seven full-time employees. As of such date, we also utilized the services of four part-time consultants to assist us with various matters, including accounting and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Risk Factors We have just begun to generate revenues, we have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated our first revenues from operations in late 2006 and, accordingly, we have incurred net losses every year since our inception in 1998. For the fiscal years ended December 31, 2007 and 2006, we had net losses of $6,262,743 and $10,181,523, respectively.  To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our securities, including equity and debt. Although we generated our first revenues in late 2006, we anticipate net losses and negative cash flow to continue for the foreseeable future until such time as our products are brought to market in sufficient amounts to offset operating losses. As planned, we have significantly expanded both our research and development efforts, and our sales and marketing efforts, during the past year. Consequently, we will need to generate substantial additional funds, from a combination of revenue and external financing activities, to fund our operations. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our ZEFS, MK IV and CAT-MATE technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 24, 2008, our independent auditors stated that our consolidated financial statements for the year ended December 31, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring negative cash flows from operations and accumulated deficit. We had an accumulated deficit of  $36,690,340 as of December 31, 2007. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations and have relied on external sources of capital to fund operations. We had $47,660 in cash at December 31, 2007 and negative cash flow from operations of $3,172,816 for the year ended December 31, 2007.

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

As of December 31, 2007 and thereafter, our expenses ran, and are expected to continue to run, at a “burn rate” of approximately $200,000 per month, which amount could increase during 2008. We are not currently able to fund operations on a current basis, and we will require substantial additional capital in order to operate.  In order to fund some our capital needs, we conducted private offerings of our securities in early 2007 and in early 2008 We also established what is generally referred to as an equity line of credit of up to $10,000,000 with Dutchess Private Equity Fund, LLP (“Dutchess”), under which we may put shares of our common stock to Dutchess for sale into the marketplace and receive the proceeds of these sales.  From November 6, 2006 through December 31, 2006, we raised $380,095 gross proceeds from such puts, and between January 1, 2007 and June 12, 2007, we raised an additional $992,055 gross proceeds from such puts. We may need to rely substantially on additional puts from the equity line of credit unless and until we can arrange additional interim or permanent financings.  Reliance on the equity line of credit could create downward pressure on the price of our common stock and is dilutive to our existing shareholders.  While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that the equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.  Additionally risks specifically relating to our equity line of credit with Dutchess are set forth at the end of this section.

We will need additional capital to repay certain short-term debt as it matures.

We have $1,057,100 remaining principal amount of convertible subordinated notes due June 2008, September 2008 and December 2008 to certain investors.  In February 2008, we issued $521,400 convertible notes in our 2008 Winter Offering to certain investors, which will be due in February 2009.

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

We do not have the required financial and human resources or capability to manufacture market and sell our products. Our business model calls for the outsourcing of the manufacture, and sales and marketing of our products in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position and the profitability of our business. Accordingly, we must enter into agreements with other companies that can assist us and provide certain capabilities that we do not possess. We have entered into certain distribution agreements, but we may not be successful in entering into additional such alliances on favorable terms or at all. Even if we do succeed in securing additional distribution agreements, we may not be able to maintain them. Furthermore, any delay in entering into agreements could delay the development and commercialization of our products and reduce their competitiveness even if they reach the market. Any such delay related to our existing or future agreements could adversely affect our business.

We do not currently have an agreement in place for the manufacture of products incorporating our ZEFS or MK IV technologies, although Quadrant has a right of first refusal for the manufacture of such products. Although we presently intend to have products incorporating our CAT-MATE technology manufactured by Kwong Kee in China, we do not yet have an agreement in place for the manufacture of products incorporating our CAT-MATE technology.

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

A large portion of our expenses, including expenses for our facilities, equipment and personnel, is relatively fixed and not subject to further significant reduction. In addition, we expect our operating expenses will increase in 2008 as we continue our research and development and increase our production and marketing activities, among other activities. Although we expect to generate revenues from sales of our products in future periods, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

•	incur substantial monetary damages;

•	encounter significant delays in marketing our current and proposed product candidates;

•	be unable to conduct or participate in the manufacture, use or sale of product

•	candidates or methods of treatment requiring licenses;

•	lose patent protection for our inventions and products; or

•	find our patents are unenforceable, invalid, or have a reduced scope of protection.

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

We believe we are currently able to manage our current business with our existing management team. However, as we expand the scope of our operations, we will need to obtain the full-time services of additional senior management and other personnel. Competition for highly-skilled personnel is intense, and there can be no assurance that we will be able to attract or retain qualified senior personnel. Our failure to do so could have an adverse effect on our ability to implement our business plan. As we add full-time senior personnel, our overhead expenses for salaries and related items will increase compensation packages, these increases could be substantial.

If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to achieve profitability.

Our future success is substantially dependent on the efforts of our senior management, particularly Charles R. Blum, our President and Chief Executive Officer, and Eugene E. Eichler, our Chief Financial Officer. The loss of the services of members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel, including consultants. There is intense competition among specialized automotive companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit key marketing, scientific and technical personnel, the growth of our business could be substantially impaired. We do not maintain key man insurance for any of these individuals.

We expect to incur increased costs under the Sarbanes-Oxley Act of 2002.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the SEC, has imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Effective disclosure of controls and procedures and internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud generally. In order to accomplish this, we have retained an outside consulting firm to assist us in implementing proper procedures. We will incur significant up-front expenses to do so. If we are unable to achieve and maintain adequate disclosure controls and procedures and internal controls, our business and operating results could be harmed.

Changes in stock option accounting rules may adversely affect our reported operating results, our stock price, and our ability to attract and retain employees.

In December 2004, the Financial Accounting Standards Board (“FASB”) published new rules that will require companies such as us to record all stock-based employee compensation as an expense. The new rules apply to stock options grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As required by FASB, we adopted these rules effective January 1, 2006.  As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such stock based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash in lieu of securities. Since we are a small company, the expenses we may have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results...

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

On February 6, 2008, the Company was reinstated to the OTC Bulletin Board.

The market price of our stock is volatile.

The market price for our common stock has been volatile during the last year, ranging from a closing bid price of $1.10 on January 12, 2007 to a closing bid price of $0.29 on June 5, 2007, and a closing bid price of $0.80 on March 17, 2008. Additionally, the bid price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including:

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

The sale by Dutchess into the public market of up to 7,000,000 shares we have registered under our equity line of credit with Dutchess could depress the market price of our common stock. As of September 20, 2006, shortly before we filed a registration statement (the “Dutchess Registration Statement”) with the SEC, we had 39,317,619 shares of common stock issued and outstanding and the closing bid price of our common stock on the OTC Bulletin Board was $1.46. From November 6, 2006 through March 17, 2008, Dutchess sold, at our request, an aggregate 2,367,905 shares of our common stock under the equity line of credit.  The last put by the Company was on June 12, 2007 for $3,880 and 12,500 shares.  As of March 17, 2008, we had 54,751,117 shares of common stock issued and outstanding and the closing bid price of our common stock on the OTC Bulletin Board was $0.80. Our stock price is influenced by many factors other than sales of our stock by Dutchess.

Assuming we utilize the maximum amount available under the equity line of credit, existing shareholders could experience substantial dilution upon the issuance of shares to Dutchess.

Our equity line of credit with Dutchess contemplates the potential future issuance and sale of up to $10,000,000 of our common stock to Dutchess subject to certain restrictions and obligations. The following is an example of the number of shares that could be issued at various prices assuming we utilize the maximum amount available under the equity line of credit. These examples assume issuance at a market price of $1.46 per share, which was the closing bid price of our common stock on September 20, 2006 and at 10%, 25% and 50% below $1.46 per share.  However, the closing bid price of our common stock on March 17, 2008 was $0.80, meaning that based on current stock prices even more shares of our common stock would now have to be issued to Dutchess for the same dollar amount we draw down under the equity line of credit than in the examples given in the below table.

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

(2)
Represents the number of shares issuable if the entire $10,000,000 remaining commitment under the equity line of credit was drawn down at the indicated purchase prices. Since only 7,000,000 shares of our common stock are being registered by us at this time, we would have to file another registration statement and have it declared effective by the SEC in order to make additional drawdown’s resulting in the issuance of more than the 7,000,000 shares of common stock being registered hereunder.

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

           The number of shares that Dutchess will receive under its agreement with us is calculated based upon the market price of our common stock prevailing at the time of each drawdown request, or put. The lower the market price, the greater the number of shares that are issuable under the agreement. Upon issuance of the shares, to the extent that Dutchess will attempt to sell the shares into the market, these sales could further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the agreement. This could lead to lower market prices and a greater number of shares to be issued. A larger number of shares issuable at a discount in a declining market could expose our shareholders to greater dilution and a reduction of the value of their investment.  As of March 17, 2008, we had issued 2,367,905 shares of our common stock to Dutchess under the equity line of credit and had received $1,372,150 gross proceeds from Dutchess under the equity line of credit.

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

Item 2. Properties

Our Executive Offices and our engineering, production and testing facility is located at 235 Tennant Avenue, Morgan Hill, California, 95037.  In September 2005, the Company entered into a lease for the term September 1, 2005 through August 31, 2007 and carried an option to renew for two additional years at the then prevailing market rate. Monthly rent was $2,240 per month under this lease. The lease was amended in February 2006 for additional space. Monthly rate under the amended lease was $4,160 per month.  The Company renewed this lease on August 9, 2007 for an additional two-year term.  The rent is $4,640 per month for the first six months of the new term of the lease and $5,480 per month for the remaining eighteen months of the new term of the lease.  We believe that this space is adequate for our current and planned needs.

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

On July 30, 2002, the U.S. Federal District Court, Southern District of New York, granted our application for a preliminary injunction against Mr. Muller and others, which prevented Mr. Muller and other cross-defendants from selling, transferring, or encumbering any assets and property previously acquired from us, from selling or transferring any of our stock that they may have owned or controlled, or from taking any action to injure us or our business and from having any direct contact with our shareholders. The injunctive order also prevented Mr. Muller or his nominees from engaging in any effort to exercise control over our corporation and from serving as an officer or director of our company.

In the course of the litigation, we have obtained ownership control over all patent rights to the ZEFS device.

On January 4, 2007, the Court entered a final judgment against Jeffrey Muller which barred Mr. Muller from serving as an officer or director of a public company for a period of 20 years, ordered Mr. Muller to disgorge any shares of our stock that he still owns and directed the Company to cancel any issued and outstanding shares of our stock still owned by Mr. Muller. Mr. Muller was also ordered to disgorge unlawful profits in the amount of $7.5 million and to pay a civil penalty in the amount of $100,000.  Acting in accordance with the ruling and decision of the Court, we have canceled (i) 8,047,403 shares of common stock that had been held by Mr. Muller and/or his affiliates, (ii) options to acquire an additional 10,000,000 shares of our common stock held by Mr. Muller personally and (iii) $1,017,208 of debt which Mr. Muller claimed was owed to him by the Company.  After an appeal filed by Mr. Muller was dismissed the Judgment against him is considered final.

On February 8, 2007, Federal Magistrate Judge Maas issued a post-judgment order, at our request,  which further concluded that all of the shares of the Company’s stock held by Mr. Muller or any of his nominees directly or indirectly owned or controlled were to be recaptured by the Company and were subject to disgorgement and forfeiture.  The ruling provided that all shares, options and any other obligations allegedly owed by the Company to Mr. Muller were to be disgorged in our favor and confirmed the earlier judgment holding Mr. Muller liable for $7.5 million in actual damages, imposing a $100,000 fine and barring Mr. Muller from any involvement with a publicly traded company for 20 years.  With prejudgment interest, this ruling brings the actual damages against Muller to over $11 million.  Additionally, the Court clarified that the order required the disgorgement of any shares of the Company’s stock that Mr. Muller or any of his nominees directly or indirectly owned or controlled.  In furtherance of this order, the Company has taken action to cancel over 3.6 million shares which had been issued to offshore companies.  The Order also confirmed the appropriateness of actions previously taken by the Company to acquire the patent rights and to consolidate the manufacturing, marketing and distribution rights with its ownership of all rights to the existing patents.

Patent Infringement Claims by Jeffrey A. Muller

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

This lawsuit brought by Mr. Muller arose out of the same claims that were the subject of  litigation in the Federal District Court for the Southern District of New York, in which the Court entered judgment against Mr. Muller.  Those claims are pending further proceedings.  While we believe that we have valid claims and defenses, there can be no assurance that an adverse result or outcome on the pending motions or a trial of this case would not have a material adverse effect on our financial position or cash flow.

Litigation Involving Scottish Glen Golf Company

We are involved in litigation with Scottish Glen Golf Company, Inc. (SGGC) doing business as KZ Golf, Inc., the Company’s previous landlord on claims in the aggregate amount of $104,413.   STWA does not dispute the fact that certain amounts of unpaid past rent are due but does dispute that it owes the aggregate of $104,413 demanded by SGGC; more than half of which are purported “late fees” which was assessed at the rate of $100 per day.  It is the company’s position that the late fees are void and unenforceable and that STWA is entitled to a set-off for office space that reverted back to SGGC.

While the Company believes that it has valid claims and defenses, given the inherent uncertainties of litigation, the Company cannot predict the outcome of this matter.  Accordingly, there can be no assurance that an adverse result or outcome of this matter would not have a material adverse effect on the Company’s financial position or cash flow.  The Company believes that these claims arose from acts of a related party involving a former officer and director and his wife as a beneficial owners of SGGC.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Through May 21, 2007, our common stock was traded on the Over the Counter Bulletin Board (the “OTCBBJ under the symbol “ZERO”. Effective May 22, 2007, our common stock was removed from the OTCBB and placed on the “Pink Sheets”. Effective February 8, 2008, our common stock was reinstated and currently trades on the OTCBB. The following table sets forth the high and low bid prices of the Company’s common stock for the quarters indicated as quoted on the Pink Sheets or the OTCBB, as applicable, as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2006		2007
	High	Low	High	Low
First Quarter	$5.00	$0.56	$1.17	$0.60
Second Quarter	$3.13	$1.45	$0.80	$0.25
Third Quarter	$2.74	$1.11	$0.60	$0.17
Fourth h Quarter	$1.65	$0.55	$0.48	$0.15

According to the records of our transfer agent, we had 1,012 stockholders of record of our common stock at March 17, 2008. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Pursuant to the terms of the Note Purchase Agreement, Morale purchased one Morale Note in the principal amount of $612,500 on December 5, 2006, for which it paid $500,000 and purchased the other Morale Note in the principal amount of $612,500 on January 10, 2007, for which it paid $500,000.  The December 5, 2006 Note is convertible into 720,588 shares of our common stock and 360,294 Warrants to purchase our common stock were issued.  The January 10, 2007 Note is convertible into 875,000 shares of our common stock and 437,500 Warrants to purchase our common stock were issued.  (See “Details of Recent Financing Transactions”).

On January 31, 2008, a Modification and Satisfaction Agreement was entered into between the Company, Morale Orchards, LLP and Matthews & Partners.  (See Item 12. Certain Relationships and Related Transactions)

2007 PIPE Offering.

From January 13 through April 27, 2007, the Company conducted an offering (the “2007 PIPE Offering”), through Spencer Clarke, as exclusive placement agent. The Company raised $400,000 gross proceeds and $352,000 net proceeds.    Interest on the 2007 PIPE Notes, at a rate of 10% per annum, is payable quarterly. The Notes are due nine months from date of issuance. The Notes are convertible into 571,429 shares of the Company’ Common Stock and investors received warrants entitling the holders to purchase up to 857,144 shares of the Company’s Common Stock.

The terms of the 2007 PIPE Offering were modified on August 29, 2007 and again on December 17, 2007.  See (“Details of Recent Financing Transactions”)

2007 Spring Offering.

From June 13, 2007 through June 26, 2007, the Company conducted a private offering (the “2007 Spring Offering”) and issued Convertible Notes in the aggregate face amount of $451,000.  These notes were sold for an aggregate purchase price of $410,000.  The Notes are convertible into 1,210,489 shares of the Company’s common stock and in addition, investors received warrants entitling the holders to purchase up to 605,242 shares of the Company’s common stock. (See “Details of Recent Financial Transactions”)

2007 Summer Offering.

From August 8, 2007 through September 27, 2007, the Company conducted a private offering (the "2007 Summer Offering") and issued Convertible Notes in the aggregate face amount $309,980.  These Notes were sold for an aggregate purchase price of $281,800. The Notes are convertible into 837,784 shares of Company’s common stock and in addition, investors received warrants entitling the holders to purchase up to 418,892 shares of the Company’s common stock. (See “Details of Recent Financial Transactions”).

2007 Fall Offering.

From November 14, 2007 through December 17, 2007 the Company conducted  a private offering (the “ 2007 Fall Offering”) and issued Convertible Notes in the aggregate face amount of $622,600.  These Notes were sold for an aggregate purchase price of $566,000.  The Notes are convertible into 1,596,410 shares of the Company’s common stock and in addition, investors received warrants entitling the holders to purchase up to 798,205 shares of the Company’s common stock. (See “Details of Recent Financing Transactions”).

Other Issuances.

During the year ended December 31, 2007, convertible notes in the amount of $526,480 of our previously issued and outstanding Investor Notes were converted to 1,910,711 shares of common stock.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in Item 7 of this Form 10-KSB.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-KSB, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-KSB is as of December 31, 2007, and we undertake no duty to update this information.

Overview

We are a development stage company that generated its first initial revenues in the fourth quarter of 2006. Our focus is on research and development, and initial sales and marketing, of products incorporating our proprietary and patented technology, which is designed to reduce harmful emissions, and/or improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines. We have devoted the bulk of our efforts to the completion of the design, the development of our production models, testing of devices and the promotion of our products in the marketplace. We anticipate that these efforts will continue during 2008.

Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2007 and will need to raise substantial additional capital in 2008, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation

Revenues were $39,000 for the fiscal year ended December 31, 2007, compared to $30,000 a year ago, an increase of $9,000. Cost of goods sold were $10,720 for the fiscal year ended December 31, 2007, compared to $13,400 a year ago. We realized a gross profit of $28,280 for the fiscal year ended December 31, 2007, compared to $16,600 a year ago, an increase of $11,680 due to increase in revenues.

Operating expenses were $3,956,345 for the fiscal year ended December 31, 2007, compared to $7,412,227 for the fiscal year ended December 31, 2006, a decrease of $3,455,882. The decrease is attributable to a decrease in non-cash expenses of $2,632,375 and a decrease in cash expenses of $823,507. Specifically, the decrease in non-cash expenses is attributable to decreases in options and warrants given to employees and consultants ($2,645,298), offset by an increase in depreciation expense ($12,923). The decrease in cash expenses is attributable to   decreases in salaries and benefits expenses ($569,684); travel ($161,758); corporate expenses ($80,680); exhibit and trade shows ($75,661); office and other expenses ($30,073); offset by an increase in consulting and professional fees ($94,349).

Research and development expenses were $600,816 for the fiscal year ended December 31, 2007, compared to $401,827 for the fiscal year ended December 31, 2006, an increase of $198,989. Our research and development expenses include contracts with RAND and Temple University, consultant’s fees, travel, cost of services and supplies. The increase in research and development expenses is primarily attributable to an increase in contracts with RAND Corporation and Temple University of $446,780. This increase was offset by decreases in consultant’s fees ($110,701); testing tools and supplies ($73,571); and travel expenses ($63,519).

Interest and other income was $3,475 for the fiscal year ended December 31, 2007, compared to $15,422 for the fiscal year ended December 31, 2006, a decrease of $11,947. This decrease is attributable to a decrease in interest earned on money market accounts.  Interest expense was $1,736,537 for the fiscal year ended December 31, 2007, compared to $2,398,691 for the fiscal year ended December 31, 2006.  This decrease of $662,154 is attributable to a decrease in non-cash interest expense and financing fees of $778,771; offset by an increase in cash interest expense and financing fees of $116,617.

We had a net loss of $6,262,743 or $0.16 per share for the fiscal year ended December 31, 2007 compared to a net loss of $10,181,523, or $0.28 per share for the fiscal year ended December 31, 2006.

Liquidity and Capital Resources

                General

We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of December 31, 2007, we had cash of $47,660 and an accumulated deficit of $36,690,340. Our negative operating cash flow in 2007 was funded primarily through the sale convertible notes as well as sale of our stock by Dutchess Private Equity Fund, LLC (“Dutchess”) under our equity line of credit.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $6,262,743 and a negative cash flow from operations of $3,172,816 for the year ended December 31, 2007, and had a working capital deficiency of $4,565,344 and a stockholders’ deficiency of $4,359,786 at December 31, 2007.  These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

During 2007, we raised an aggregate of $3,148,855 gross proceeds ($3,022,491 net proceeds) from the sale of our stock and the issuance of debt, as follows:

●	Gross proceeds of $400,000 (net proceeds of $352,000) from the issuance of convertible notes and warrants in a PIPE offering conducted by Spencer Clarke, LLC of New York in March and April 2007.
●
Gross and net proceeds of $500,000 from the issuance of a convertible note and related warrants in a private offering to Morale Orchards on January 10, 2007. The face amount of the note is $612,500 due January 10, 2008.

●	Gross proceeds of $992,055 (net proceeds of $912,691) from the issuance of stock under our equity line of credit from Dutchess.
●	Gross and net proceeds of $410,000 from the issuance of convertible notes and warrants in a Spring 2007 offering. The face amount of the notes is $451,000.
●	Gross and proceeds of $281,800 from the issuance of convertible notes in a Summer 2007 offering. The face amount of the notes is $309,980.
●	Gross and net proceeds of $566,000 from the issuance of convertible notes in a Fall 2007 offering. The face amount of the notes is $622,600.

Subsequent to fiscal year ended December 31, 2007 and through March 17, 2008, we raised an aggregate of $474,000 gross and net proceeds from the sale of our stock and the issuance of debt in our 2008 Winter Offering.

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

Because of the drop of our stock price since the establishment of the equity line of credit, we have not used the maximum amount of the equity line of credit that we could have used.  As of March 17, 2008, we have issued 2,367,905 shares of our common stock to Dutchess under the equity line of credit and have received $1,372,170 gross proceeds from Dutchess under the equity line of credit.

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

As of December 31, 2007, the Company was in default on the December 5, 2006 Convertible Note. On January 31, 2008, the Company, Morale Orchards, LLP and Matthews & Partners entered into a Modification Satisfaction Agreement.  (See Item 12. “Certain Relationships and Related Transactions”).

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

●
Promptly, but no later than November 30, 2007 (instead of on or before July 2, 2007), the Company shall file the Registration Statement with the SEC to register the Conversion Shares and the Warrant Shares.

●	Effective August 1, 2007, the interest rate on the PIPE Notes shall be increased from 10% per annum to 18% per annum until such time as the Registration Statement is declared effective by the SEC.
●	The price at which the PIPE Notes may be converted into Conversion Shares (the "Conversion Price") shall be reduced from $0.70 to $0.45 per share.
●
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

●
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

On November 30, 2007, the Company and the Investors entered into the Second Modification Agreement and pursuant to this agreement have agreed as follows:

●	The Investors have agreed to forgive all accrued interest on their PIPE Notes, from the date of issuance thereof through December 14, 2007.
●
On December 14, 2007, the Company agreed to pay all Investors 50% of the principal amount of their original PIPE Notes which equals a total cash repayment of $200,000.  Additionally, in repayment of the other 50% of the principal amount of the original PIPE Notes, the Company, on December 14, 2007, agreed to issue to Investors a total of 1,060,000 shares of the Company’s common stock (the “Conversion Shares”).

●
Concurrently with the cash payment and the issuance of the Conversion Shares as noted in paragraph 2 above, the Investors agreed to deliver to the Company the original of the PIPE Notes, which will be marked and deemed cancelled and of no further force or effect.

●
In further consideration of the above terms and conditions, the Investors have agreed that the Company shall not be required to, and shall not, file a Registration Statement with the Securities and Exchange Commission or any state securities agency to register or qualify the PIPE Notes, the Conversion Shares, the PIPE Warrants, or any shares issuable pursuant to the PIPE Warrants (the Warrant Shares”).  The Conversion Shares and Warrant Shares when issued will be deemed restricted securities and bear appropriate legends.

●
The terms and conditions of the PIPE Warrants, to the extent not expressly amended in the Second Modification Agreement, shall remain in full force and effect in furtherance of the terms and conditions set forth in the Modification Agreement.

Payment of $200,000 was made by the Company in accordance with the Second Modification Agreement, the Original Notes were surrendered by the Investors and Common Stock in the amount of 1,060,000 shares was issued to the investors on December 27, 2007.

2007 Spring Offering. From June 13, 2007 through June 26, 2007, the Company conducted a private offering (the “Spring 2007 Offering”) of up to $550,000 aggregate face amount of its convertible notes (the “Spring 2007 Notes”) with a small number of accredited investors. Of this amount, $451,000 aggregate face amount of the Spring 2007 Notes were sold for an aggregate purchase price of $410,000 net proceeds... Therefore, while the stated interest rate on the Spring 2007 Notes is 0%, the actual interest rate on the Spring 2007 Notes is 10%. The Spring 2007 Notes mature on the first anniversary of their date of issuance. The Spring 2007 Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s Common Stock for the five trading days preceding the closing dates of the Spring 2007 Offering (the “Conversion Prices”). Up to 1,210,489 Conversion Shares are initially issuable at Conversion Prices of either $0.34 or $0.53 per share, depending upon which of the two closing dates of the Spring 2007 Offering the Spring 2007 Notes were sold.  The per share price of the Company’s common stock on the Pink Sheets during this period ranged from a low bid price (intraday) of $0.35 to a high bid price (intraday) of $0.59.

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

In October and November 2007, Investors converted $110,000 of the Convertible Notes into 265,538 shares of the Company’s Common Stock.

2007 Summer Offering. From August 8, 2007 through September 27, 2007, the Company conducted a private offering (the "Summer 2007 Offering") of up to $330,000 aggregate face amount of its convertible notes (the "Summer 2007 Notes") with a small number of accredited investors. Of this amount, $309,980 aggregate face amount of the Summer 2007 Notes were sold for an aggregate purchase price of $281,800 net proceeds. While the stated interest rate on the Summer 2007 Notes is 0%, the actual interest rate on the Summer 2007 Notes is 10%. The Summer 2007 Notes mature on the first anniversary of their date of issuance... The Summer 2007 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the "Conversion Shares") at a conversion price equal to the average of the closing bid price of the Company's Common Stock for the five trading days preceding the closing date of the Summer 2007 Offering (the "Conversion Prices"). Up to 837,784 Conversion Shares are issuable at a Conversion Price of $0.37 per share.

Each of the investors in the Summer 2007 Offering received, for no additional consideration, a warrant (the "Summer 2007 Warrants"), entitling the holder to purchase a number of shares of the Company's common stock equal to 50% of the number of shares of common stock into which the Summer 2007 Notes are convertible (the "Warrant Shares"). Each Summer 2007 Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance. Up to 418,892 Warrant Shares are initially issuable on exercise of the Summer 2007 Warrants.

In November 2007, Investors converted $326,480 of the Convertible Notes into 850,711 shares of the Company’s Common Stock.

2007 Fall Offering. From November 14, 2007 through December 17, 2007, the Company conducted a private offering (the "Fall 2007 Offering") of up to $1,100,000 aggregate face amount of its convertible notes (the "Fall 2007 Notes") with a small number of accredited investors. Of this amount, $622,600 aggregate face amount of the Fall 2007 Notes were sold for an aggregate purchase price of $566,000 net proceeds. While the stated interest rate on the Fall 2007 Notes is 0%, the actual interest rate on the Fall 2007 Notes is 10%. The Fall 2007 Notes mature on the first anniversary of their date of issuance... The Fall 2007 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the "Conversion Shares") at a conversion price equal to the average of the closing bid price of the Company's Common Stock for the five trading days preceding the closing date of the Fall 2007 Offering (the "Conversion Prices"). Up to 1,596,410 Conversion Shares are issuable at a Conversion Price of $0.39 per share.

Each of the investors in the Fall 2007 Offering received, for no additional consideration, a warrant (the "Fall 2007 Warrants"), entitling the holder to purchase a number of shares of the Company's common stock equal to 50% of the number of shares of common stock into which the (Fall 2007 Notes) are convertible (the "Warrant Shares"). Each Fall 2007 Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.;. Up to 796,205 Warrant Shares are initially issuable on exercise of the Fall 2007 Warrants.

Summary

We have cash on hand to meet expenses only for a short period of time.  In order to fund the repayment of our outstanding notes, we must raise additional funds. At December 31, 2007, these notes included the Spring 2007 Notes due in June 2008, the Summer 2007 Notes due in September 2008 and the Fall Notes due in December 2008.  In addition to the funds required to continue to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University, costs associated with product development and commercialization of the ELEKTRA technology, costs to manufacture and ship our products, costs to design and implement an effective system of internal controls and disclosure controls and procedures, costs of maintaining our status as a public company by filing periodic reports with the SEC, and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2008 and beyond.

In light of the Company’s financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations, including but not limited to personnel lay-offs, marketing and advertising, deferral of placing orders to manufacturers of our ECO ChargR and MAG ChargR products for sale to our existing distributors, research and development and product development of ELEKTRA products, and certain other expenses.  We intend to review these measures on an ongoing basis and make additional decisions as may be required.

We may continue to use our equity line of credit for some of our additional requirements for 2008.  However, even if we continued to use our equity line of credit, it will not be sufficient to meet all of our current liabilities and other obligations in 2008. Among other things, the thin trading of our common stock may limit our ability to use the equity line of credit without adversely affecting the price of our common stock. Therefore, in addition to the completed 2007 Spring Offering, the 2007 Summer Offering and  the 2007 Fall Offering, the Company is actively pursuing additional financing alternatives  On December 27, 2008, the Company began the 2008 Winter Offering (See “Item 8B., Other Information”).  No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. At present, we have relatively few financing options available to us.

Contractual Obligations

The following table discloses our contractual commitments for future periods. Long-term commitments are comprised operating leases and minimum guaranteed compensation payments under employment and other agreements.  See Note 12 to Notes to Consolidated Financial Statements, “Commitments and Contingencies”.

Year ending December 31,	Operating Leases (1)	Guaranteed Payments
2008	$65,280	$535,683	(2)
2009	44,800	200,000	(3)
2010	0	125,000	(4)
Total	$110,080	$860,683

(1)    Consists of rent for our Morgan Hill Facility expiring on August 31, 2009. (For description of this property, see Part 1, Item 2, “Property”.
(2)   Consists of an aggregate $120,683 in total compensation, including base salary and certain contractually-provided benefits, to   one executive officer, pursuant to employment agreement that expire on July 25, 2008; $415,000 in licensing and maintenance fees to Temple University.
(3)   Consists of license and maintenance fees due to Temple University;
(4)   Consists of maintenance fees due to Temple University.

Licensing Fees to Temple University.  For details of the licensing agreements with Temple University, see Part I, Item 1, “Business - Our Business Strategy - Our Technologies and Products”.

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

Revenue Recognition

The Company has adopted Staff Accounting Bulletin 104, “Revenue Recognition” and therefore recognizes revenue based upon meeting four criteria:

●	Persuasive evidence of an arrangement exists;
●	Delivery has occurred or services rendered;
●	The seller’s price to the buyer is fixed or determinable; and
●	Collectability is reasonably assured.

The Company contract manufactures fixed magnetic field products and sells them to various original equipment manufacturers in the motor vehicle and small utility motor markets. The Company negotiates an initial contract with the customer fixing the terms of the sale and then receives a letter of credit or full payment in advance of shipment. Upon shipment, the Company recognizes the revenue associated with the sale of the products to the customer.  Freight charges pertaining to shipments are recorded as General and Administrative Expense.

Accounts Receivable Allowance Policy

The Company reports accounts receivable in relation to sales of product.  The Company performs an analysis of the receivable balances in order to determine if an allowance for doubtful accounts is necessary.  As of December 31, 2007, no allowance is necessary.

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

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying values of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded for the year ended December 31, 2007.  The Company recorded an impairment of approximately $505,000 during the period from inception (February 18, 1998) through December 31, 2007.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.  Stock-based compensation expense recognized under SFAS 123R for employee and directors for the year ended December 31, 2007 was $67,592.

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

SFAS No. 141 (R) and SFAS No. 160

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

Item 7. Financial Statements

Our consolidated financial statements as of and for the years ended December 31, 2007 and 2006 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”)  are not adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required in Rule 13a-15(b).  In December 2006 our Controller retired and in January 2007 our Chief Financial Officer retired, although our former Controller still provides certain financial consulting services for us.  We have hired an Interim Chief Financial Officer and a full-time Controller.  We have retained a consulting firm and are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete this review during 2008 to comply with the requirements of the SEC.  We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan.  It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Our annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting and management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only Management’s report in this annual report.

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

                On January 30, 2008, a Company Director, Cecil B. Kyte advanced $10,000 for operating expenses and was repaid on February 27, 2008

A Modification and Satisfaction Agreement was entered into effective as of January 31, 2008, by and among Save the World Air, Inc., Morale Orchards, LLC and Matthews & Partners, a law firm. (See “Item 12., Certain Relationships and Related Transactions”).

2008 Fall Offering Note Conversions

On March 10, 2008, 442,820 shares of the Company’s Common Stock were issued to noteholders in the 2008 Fall Offering who converted and cancelled Convertible Notes in the amount of $172,700 at a conversion price of $0.39 per share.

Stock Issued to Consultants

On March 10, 2008, 17,738 shares of the Company’s Common Stock were issued to Consultants as partial payment of consulting fees.

2008 Winter Offering

From December 27, 2007 to February 29, 2008  the Company conducted an offering (the “2008 Winter Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “Winter 2008 Notes”) with a small number of accredited investors.  Of this amount, $521,400 aggregate face amount of the 2008 Winter Notes were sold for an aggregate purchase price of $474,000 net proceeds.  Therefore, while the stated interest rate on the 2008 Winter Notes is 0%, the actual interest rate on the Winter 2008 Notes is 10%.  The Winter 2008 Notes mature on the first anniversary of their date of issuance.  The 2008 Winter Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s Common Stock for the five trading days preceding the closing date of the 2008 Winter Offering (the “Conversion Price”).  Up to $1,042,800 Conversion Shares are issuable at a Conversion Price of $0.50 per share.  Each of the investors in the 2008 Winter Offering received, for no additional consideration, a warrant (the “ 2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Winter Notes) are convertible (the “Warrant Shares”)  Each 2008 Winter Warrant is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 521,400 Warrant Shares are initially issuable on exercise of the 2008 Winter Warrants.

Resignation of Director

On February 21, 2008, Joseph Helleis resigned as a Director.  Cecil B. Kyte was appointed Chairman of the Audit Committee and Nathan Shelton was appointed to serve on the Audit Committee to replace Mr. Helleis.

Termination of Employment of Officer

Effective March 21, 2008, the employment relationship between the Company and John Bautista, Chief Operating Officer, was terminated.

PART III

Item 9. Directors and Executive Officers of Registrant

ELECTION OF DIRECTORS

Composition of Board of Directors

                Our bylaws provide that the Board shall consist of between one and eight directors, as determined by the Board from time to time. At December 31, 2007, the Board consists of six (6) members elected by the holders of the common stock at the Company’s Meeting of Shareholders on December 13, 2007.  Our directors are elected by our stockholders at each annual meeting of stockholders and will serve until their successors are elected and qualified, or until their earlier resignation or removal. There are no family relationships among any of our current directors or our executive officers.

Directors

The following constitute the Board of Directors as of December 31, 2007:

Name	Age	Position	Director Since

Charles R. Blum	69	President, Chief Executive Officer, Director	2007

Steven Bolio	62	Director	2007

Joseph Helleis (1) (2)	69	Director	2002

Cecil B. Kyte (1) (3)	36	Chairman, Director	2006

John F. Price PhD (1) (2) (3)	63	Director	2002

Nathan Shelton	60	Director	2007

(1)   Member of the Audit Committee
(2)   Member of the Compensation Committee
(3)   Member of the Nominating and Corporate Governance Committee

Biographical Information Regarding Directors

Charles R. Blum was appointed on July 25, 2007 to the Board of directors and engaged as the President and Chief Executive Officer of the Company. Mr. Blum spent 22 years as the President/CEO of the Specialty Equipment Market Association (SEMA).  SEMA is a trade group representing 6500 business members who are actively engaged in the manufacture and distribution of automotive parts and accessories. SEMA produces the world’s largest automotive aftermarket Trade Show which is held annually in Las Vegas, Nevada. Mr. Blum led the association as its members grew from a handful of small entrepreneurial companies into an industry membership that sells over 31 billion dollars of product at the retail level annually. Mr. Blum has a proven record of accomplishment as a senior executive and brings a broad knowledge of the automotive aftermarket to the Company.  Mr. Blum attended Rutgers University.

Steven Bolio was appointed to the Board of Directors on February 12, 2007.  Mr. Bolio has held prominent positions with a number of businesses in the automotive specialty equipment industry spanning a forty-five year successful career with experience in retail, wholesale, product development and manufacturing.  For the past 18 years, Mr. Bolio is a partner in the firm of Scafidi-Bolio & Associates, a manufacturing representative group serving the automotive aftermarket industry. He served 6 years on the Specialty Equipment Market Association (SEMA) Board of Directors as well as on multiple SEMA committees.  In 2006 he was elected to the SEMA “Hall of Fame.”  Mr. Bolio attended Bentley College.

Joseph Helleis has served as a director since May 2002 and as our Chairman of the Board since December 2005, succeeding the late Edward L. Masry. Since 2002, he has been operating his own financial services consulting firm, Joseph Helleis and Associates. From 2000 to 2002, he was President/ Chief Executive Officer with Bank of Whittier, California. From 1981 to 2000, he served in senior executive capacities as Chairman/ CEO, President/ CEO, and Chief Credit Officer with a number of financial institutions in the southern California region. After his honorable discharge from the United States Navy in 1960, Mr. Helleis served with Citibank in New York City until 1981 where his last position was Vice President/ Senior Credit Officer for the New York State Business Banking Region. Mr. Helleis has an AA degree from the National  Institute of Credit.  Mr. Helleis resigned as a Director on February 22, 2008.

Cecil Bond Kyte, recently appointed in December 2007 and currently serving as Chairman of the Board, has served as a director since February 21, 2006. For the past twenty years Mr. Kyte has been a pilot in various capacities and flight academy instructor.  From February 2000 to November 2002, Mr. Kyte was employed by United States regional carrier, Chautauqua Airways, including service as an airline Captain.  After retiring in December 2002, Mr. Kyte has been an investor in a number of businesses, including oil and gas and financial business consulting services.  He is a co-founder of SwissGuard International, GmbH, a financial consulting firm based in Zurich, Switzerland.  A recent auto-racing achievement, Mr. Kyte won the 2006 SCCA ITA Regional Championship and also “Rookie of the Year” award.  Mr., Kyte received a B.S. Degree in Accounting from Long Beach State University.

John F. Price, Ph.D., has served as a director since May 2002. He co-founded and has served as Chairman of the Board of Conscious Investing Pty Ltd., located in Sydney, Australia, a software company, since May 2001. In June 1998, Mr. Price founded Price Value, Inc., located in Sydney, Australia, a software company to market software that he developed. He has served as Chairman of the Board of Price Value, Inc., located in Sydney, Australia since 1998. Since October 1997, Mr. Price has held various teaching positions in mathematics and physics at University of New South Wales, located in Sydney, Australia. From 1990 to 1998, he was professor and head of the Mathematics Department at Maharishi University of Management located in Sydney, Australia. Mr. Price received a B.Sc. and M.Sc. from the University of Melbourne and a Ph.D. from the Australian National University.

Nathan Shelton has served as our director since February 12, 2007. Mr. Shelton has a long and distinguished career with a number of diverse successful companies primarily related to the automotive industry, holding prominent positions.  In 1987 he joined K&N Engineering as President and part owner and built the company into an industry leader.  In 2002 he sold his interest in K&N Engineering and founded S&S Marketing, which is engaged in the automotive aftermarket parts rep business, which he currently operates. Mr. Shelton is the recipient of numerous industry related prestigious awards and in 1992, Specialty Equipment Market Association (SEMA) invited him to join its board of directors, which includes serving in capacity as its Chairman from 2002 to 2004.  In 2007 he was elected to the SEMA “Hall of Fame”.  Mr. Shelton served honorably in the United States Seabees from 1968 to 1972.  He attended Chaffey Junior College.

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2007:

Name	Age	Position

Charles R. Blum	69	President and Chief Executive Officer

John Bautista (1)	48	Executive Vice President and Chief Operating Officer

Eugene E. Eichler (2)	81	Interim Chief Financial Officer

 (1)     Mr. Bautista’s employment relationship with the company was terminated on March 31, 2008.

(2)     Mr. Charles Dargan resigned as the Company’s Chief Financial Officer effective November 5, 2007.  Mr. Eichler will continue to serve as Interim Chief Financial Officer until a replacement is appointed.

For the biography of Charles R. Blum, please see above under “Biographical Information Regarding Directors.”

John Bautista has served as our Executive Vice President and Chief Operating Officer since February 2006 and served as our Vice President of Operations from July 2005 through February 2006. He previously served as a consultant to our company from April 2005 to June 2005. From June 2003 to June 2005, Mr., Bautista was President and CEO of JDAK Enterprise, Inc., a company engaged in international importing, distribution and brokerage of motorcycle parts, as well as the production and assembly of custom motorcycles. From January 1999 through May 2003, Mr. Bautista was Mechanical Service and Calibration Department Manager for Mechanical Environmental Systems Analysis and Adjustment Agency. Mr. Bautista has technical knowledge and experience with ISO certified programs under Department of Defense, Department of Energy and Environmental Protection Agency regulations.

Eugene E. Eichler, CPA, is currently our Interim Chief Financial Officer.   The Company intends to obtain a Chief Financial Officer on a permanent basis to replace Mr. Eichler once a suitable replacement is available. He served as our Chief Executive Officer from October 2005 until November 2006, at which time he separated from the company due to medical disability. He served as our Chief Financial Officer since May 2002 until November 2006 and has been a director since May 2002. Mr. Eichler served as our President from March 2004 to October 2005 and as our Chief Operating Officer from October 2001 to March 2004. Mr. Eichler was the Chief Financial Officer and Firm Administrator of the law firm Masry & Vititoe from 1982 to October 2001. From 1974 to 1982, Mr. Eichler provided financial consulting services to Foundation for HMO’s, Acne Care Medical Clinics and Earth Foods, Inc. From 1960 to 1974, Mr. Eichler headed financial consulting services for Milburn Industries and Brown, Eichler & Company. From 1953 to 1960, he held the position of Chief Budgets and Forecasts at North American Aviation. From 1951 to 1953, Mr. Eichler held various audit positions at the Atomic Energy Commission. Mr. Eichler received a B.A. from University of Montana.

Charles K. Dargan, II became our Chief Financial Officer in January 2007.  As noted above, Mr. Dargan resigned as the Company’s Chief Financial Officer effective November 5, 2007.  Since January 2003, he served as founder and principal of CFO911, a provider of operational and managerial expertise, specifically in accounting and finance, to middle market companies.  From March 2000 to January 2003, Mr. Dargan was the Chief Financial Officer of Semotus Solutions, Inc., an American Stock Exchange-listed wireless mobility software company.  Mr. Dargan also serves as director of 411 Web Directory, Inc., InterSearch Group, Inc. and Anchor Audio, Inc.  He received his B.A. degree in Government from Dartmouth College, and his M.B.A. degree and M.S.B.A. degree in Finance from the University of Southern California.

Code of Business Conduct.

CORPORATE GOVERNANCE

           We maintain a corporate governance page on our corporate website at www.stwa.com, which includes information regarding the Company’s corporate governance practices. Our codes of business conduct and ethics, Board committee charters and certain other corporate governance documents and policies and code of business conduct will be posted on our website. In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Corporate Secretary, Save the World Air, Inc., 235 Tennant Avenue, Morgan Hill, California 95037.  The information on our website is not, and shall not be deemed to be, a part of this proxy statement or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).

Board of Directors

Director Independence

Our Board of Directors currently consists of six (5) members. The Board has affirmatively determined that Messrs. Price, Kyte, Shelton and Bolio are independent directors.  Mr. Blum, our President and Chief Executive Officer is not considered independent.

Meetings of the Board

The Board held seven (7) meetings and acted by written consent one (1) time during 2007 and seven (7) meetings and acted by written consent three (3) times in 2006. Each of the directors attended 75% or more of the aggregate number of meetings of the Board and Committees on which the director served in 2007 and 2006.

Each of our directors is encouraged to attend the Company’s 2008 Annual Meeting and to be available to answer any questions posed by stockholders to such director. Because our Board holds one of its regular meetings in conjunction with our Annual Meeting of stockholders, we anticipate that all of the members of the Board will be present for the 2008 Annual Meeting.

Communications with the Board

The following procedures have been established by the Board in order to facilitate communications between our stockholders and the Board:

•
Stockholders may send correspondence, which should indicate that the sender is a stockholder, to the Board or to any individual director, by mail to Corporate Secretary, Save the World Air, Inc., 235 Tennant Avenue, Morgan Hill, California 95037 or by e-mail to questions@stwa.com.

•
Our Secretary will be responsible for the first review and logging of this correspondence and will forward the communication to the director or directors to whom it is addressed unless it is a type of correspondence which the Board has identified as correspondence which may be retained in our files and not sent to directors. The Board has authorized the Secretary to retain and not send to directors communications that: (a) are advertising or promotional in nature (offering goods or services), (b) solely relate to complaints by customers with respect to ordinary course of business customer service and satisfaction issues or (c) clearly are unrelated to our business, industry, management or Board or committee matters. These types of communications will be logged and filed but not circulated to directors. Except as set forth in the preceding sentence, the Secretary will not screen communications sent to directors.

•
The log of stockholder correspondence will be available to members of the Board for inspection. At least once each year, the Secretary will provide to the Board a summary of the communications received from stockholders, including the communications not sent to directors in accordance with the procedures set forth above.

Our stockholders may also communicate directly with the non-management directors, individually or as a group, by mail c/o Corporate Secretary, Save the World Air, Inc., 235 Tennant Avenue, Morgan Hill, California 95037 or by e-mail to questions@stwa.com.

The Audit Committee has established procedures, as outlined in the Company’s policy for “Procedures for Accounting and Auditing Matters”,  for the receipt, retention and treatment of complaints regarding questionable accounting, internal controls, and financial improprieties or auditing matters. Any of the Company’s employees may confidentially communicate concerns about any of these matters by calling our toll-free number, (877) 487-0200. Upon receipt of a complaint or concern, a determination will be made whether it pertains to accounting, internal controls or auditing matters and if it does, it will be handled in accordance with the procedures established by the Audit Committee.

Committees of the Board

The Board has a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Each of these committees operates under a written charter. Copies of these charters, and other corporate governance documents, are available on our website, www.stwa.com In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Corporate Secretary, Save the World Air, Inc., 235 Tennant Avenue, Morgan Hill, California 95037.1.

The composition, functions and general responsibilities of each committee are summarized below.

Audit Committee

The Audit Committee currently consists of Messrs. Kyte (chairperson), Price and Shelton. The Board has determined that Mr. Kyte is an audit committee financial expert, and is independent within the meaning of Item 407 of Regulation S-B promulgated by the SEC.  The Board also believes that Messrs. Price and Shelton meet the independence and knowledge requirements of NASDAQ as currently in effect.  The Audit Committee held a total of five (5) meetings during 2007 and a total of seven (7) meetings during 2006.

The Audit Committee operates under a written charter. The Audit Committee’s duties include responsibility for reviewing our accounting practices and audit procedures. In addition, the Audit Committee has responsibility for reviewing complaints about, and investigating allegations of, financial impropriety or misconduct. The Audit Committee works closely with management and our independent auditors. The Audit Committee also meets with our independent auditors on a quarterly basis, following completion of their quarterly reviews and annual audit, to review the results of their work. The Audit Committee also meets with our independent auditors to approve the annual scope of the audit services to be performed.

As part of its responsibility, the Audit Committee is responsible for engaging our independent auditor, as well as pre-approving audit and non-audit services performed by our independent auditor in order to assure that the provision of such services does not impair the independent auditor’s independence.

Please see “Audit Committee Report” below, which provides further details of many of the duties and responsibilities of the Audit Committee.

Compensation Committee, Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Price (chairperson) and Shelton. The Board believes that Messrs. Price and Shelton meet the independence requirements of NASDAQ as currently in effect. None of our executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 2007. The Compensation Committee held four (4) meetings during 2007 and held three meetings during 2006.

The Compensation Committee operates under a written charter. The Compensation Committee establishes the compensation and benefits of our executive officers. The Compensation Committee also administers our employee benefit plans, including our 2004 Plan.

Please see “Compensation Committee Report” below, which details the Compensation Committee’s report on our executive compensation for 2007.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee currently consists of Messrs. Price (chairperson), Kyte and Bolio. The Board believes that Messrs. Price, Kyte and Bolio meet the independence requirements of NASDAQ as currently in effect. The Nominating and Corporate Governance Committee held seven (7) meetings during 2007 and held seven (7) meetings during 2006.

The Nominating and Corporate Governance Committee operates under a written charter. The Nominating and Corporate Governance Committee has the primary responsibility for overseeing the Company’s corporate governance compliance practices, as well as supervising the affairs of the Company as they relate to the nomination of directors. The principal ongoing functions of the Nominating and Corporate Governance Committee include developing criteria for selecting new directors, establishing and monitoring procedures for the receipt and consideration of director nominations by stockholders and others, considering and examining director candidates, developing and recommending corporate governance principles for the Company and monitoring the Company’s compliance with these principles and establishing and monitoring procedures for the receipt of stockholder communications directed to the Board.

The Nominating and Corporate Governance Committee is also responsible for conducting an annual evaluation of the Board to determine whether the Board and its committees are functioning effectively. In performing this evaluation, the Nominating and Corporate Governance Committee receives comments from all directors and reports annually to the Board with the results of this evaluation.

Director Nominations

The Nominating and Corporate Governance Committee seeks out appropriate candidates to serve as directors of the Company, and the Nominating and Corporate Governance Committee interviews and examines director candidates and makes recommendations to the Board regarding candidate selection. In considering candidates to serve as director, the Nominating and Corporate Governance Committee evaluates various minimum individual qualifications, including strength of character, maturity of judgment, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge, as well as the extent to which the candidate would fill a present need on the Board.

The Nominating and Corporate Governance Committee will consider, without commitment, stockholder nominations for director. Nominations for director submitted to this committee by stockholders are evaluated according to the Company’s overall needs and the nominee’s knowledge, experience and background. A nominating stockholder must give appropriate notice to the Company of the nomination not less than 90 days prior to the first anniversary of the preceding year’s annual meeting. In the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from the anniversary date of the preceding year’s annual meeting, the notice by the stockholder must be delivered not later than the close of business on the later of the 60th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such annual meeting is first made.

The stockholders’ notice shall set forth, as to:

•	each person whom the stockholder proposes to nominate for election as a director:

•	the name, age, business address and residence address of such person,

•	the principal occupation or employment of the person,

•	the class and number of shares of the Company which are beneficially owned by such person, if any, and

•
any other information relating to such person which is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Exchange Act and the rules hereunder; and the stockholder giving the notice

•	the name and record address of the stockholder and the class and number of shares of the Company which are beneficially owned by the stockholder,

•
a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which nomination(s) are to be made by such stockholder,

•	a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice,

•
any other information relating to such person which is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Exchange Act and the rules thereunder.

The notice must be accompanied by a written consent of the proposed nominee to be named as a director.

We have adopted codes of business conduct and ethics for our directors, officers and employees which also meet the requirements of a code of ethics under Item 406 of Regulation S-B.  You can access the Company’s Code of Business Conduct and Ethics and our Code of Ethics for Senior Executives and Financial Officers on the Corporate Governance page of the Company’s website at www.stwa.com.  Any shareholder who so requests may obtain a printed copy of the Code of Conduct by submitting a request to the Company’s Corporate Secretary.

Item 10. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards
				Securities	All
	Fiscal	Annual Compensation	Restricted Stock Awards	Underlying Options	Other Compensation
Name and Principal Position	Year	Salary ($)	($)	(#)	($)
Blum, Charles, R. (1) Chief Executive Officer	2007	$200,000	$0	188,679	$0

Eugene E. Eichler (2) Chief Executive Officer and	2007	$0	$0	0	$0
Chief Financial Officer	2006	$300,000	$0	409,171	$0
	2005	$240,000	$0	424,000	$0

Bruce H. McKinnon (3) Chief Executive Officer and	2007	$240,000	$0	0	$0
Chief Operating Officer	2006	$240,000	$0	409,171	$0
	2005	$192,000	$0	350,000	$0

John Bautista (4)	2007	$175,000	$0	0	$0
Chief Operating Officer	2006	$170,833	$0	209,171	$0

(1)	Mr. Blum was appointed Chief Executive Officer in July 2007. See “Employment Agreements” below.

(2)
Mr. Eichler was appointed Chief Operating Officer, Chief Financial Officer and Treasurer in October 2001. In March 2004, Mr. Eichler relinquished his position as Chief Operating Officer, and was appointed President of the Company, a position he held until November 2005, when he assumed the position of Chief Executive Officer, and he continued to serve as Chief Financial Officer.  On November 20, 2006, Mr. Eichler resigned, due to disability, the position of Chief Executive Officer and on January 5, 2007 he resigned as Chief Financial Officer.  On October 18, 2007, Mr. Eichler was appointed Interim Chief Financial Officer.  Mr. Eichler has been working full time for the Company since June 15, 2007 without cash compensation.  In lieu of cash compensation for his past and future services as Interim Chief Financial Officer, the Board extended the expiration date of Mr. Eichler’s options to November 20, 2008. (See “Employment Agreements” below).

(3)
Mr. McKinnon was appointed Executive Vice President of Business Development in October 2001. In March 2004, Mr. McKinnon was appointed Chief Operating Officer of the Company, a position he held until October 2005, when he assumed the position of President.   On November 20, 2006, Mr. McKinnon was appointed Chief Executive Officer and he continued to serve as President. On July 18, 2007, Mr. McKinnon was removed as Chief Executive Officer and President.  See “Employment Agreements” below.

(4)
Mr. Bautista was appointed Vice President of Operations in July 2005.  In February 2006, Mr. Bautista was appointed Executive Vice President and Chief Operating Officer. Mr. Bautista agreed to reduce his salary to half on October 1, 2007. (See “Employment Agreements” below).

(5)
The number and value of vested restricted stock based upon the closing market price of the common stock at December 30, 20067 ($0.31) were as follows: Mr. Eichler, 571,429 vested shares valued at $177,143; Mr. McKinnon, 435,714 vested shares valued at $135,071and Mr. Bautista 85,714 vested shares valued  $26,571.

  A substantial portion of the salaries identified above have been deferred and will be paid subject to the Company’s future financial and cash position.

OPTION GRANTS IN LAST FISCAL YEAR

 The following table sets forth information concerning the stock option grants made to each of the Named Executive Officers during the 2007 fiscal year. No stock appreciation rights were granted to any of the Named Executive Officers during the 2007 fiscal year.

Individual Grants

	Number of	Percent of
	Securities	Total Options
	Underlying	Granted to	Exercise or
	Options	Employees in	Base Price	Expiration
Name	Granted	Fiscal 2007	Per Share	Date

Charles R. Blum	188,679	100%	$ .53	07/18/17

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND YEAR-END OPTION VALUES

No options were exercised by any of the Named Executive Officers during the 2007 fiscal year... The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2007 fiscal year.

				Number of Securities
				Underlying Unexercised
				Options at		Value of Unexercised
	Shares	Value		Fiscal Year-End (#)		In-the-Money Options ($)(1)
	Acquired on	Realized
Name	Exercise (#)	($)		Exercisable	Unexercisable	Exercisable	Unexercisable
Charles R. Blum		$	---	0	188,679
Eugene E. Eichler	---	$	---	1,371,127	0	$0	$0
John Bautista		$	---	309,171	0	$0	$0

(1)	Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 31, 2007 the last trading day of the year was $0.31 per share.

EQUITY COMPENSATION PLAN INFORMATION FOR 2007

      The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2007:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		Under Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved by security holders	3,938,455	$.97	3,061,545
Equity compensation plans not approved by security holders	250,000	$.40	N/A
Total	4,188,455	$.95	N/A

EMPLOYMENT AGREEMENTS

Agreement with Eugene E. Eichler. On December 1, 2003, the Company entered into an employment agreement with Eugene E. Eichler, pursuant to which he originally served as our Chief Operating Officer. Effective March 2, 2004, Mr. Eichler has served as our President and Chief Financial Officer and his employment agreement was amended accordingly. The initial term of the agreement expires on December 31, 2007 and renews automatically for additional one-year terms unless either party has given notice of non-extension prior to the end of a term. Under the agreement, as amended, Mr. Eichler was paid base compensation of $192,000 per annum through March 1, 2004 and $240,000 per annum effective March 2, 2004.  On October 5, 2005, Mr. Eichler resigned as President and was appointed Chief Executive Officer at a base compensation of $300,000 per annum through December 2007.The base compensation is reviewable by the Board in subsequent years of the term. Mr. Eichler is also eligible to participate in the Company’s incentive and benefit plans, including eligibility to receive grants of stock options under the 2004 Plan.

If Mr. Eichler’s employment is terminated by us without cause or as a result of his disability or death, he or his estate, as the case may be, will be entitled to receive an amount equal to the greater of (i) his highest base compensation paid to him with respect to one of the two years immediately preceding the year in which the termination occurs or (ii) his base compensation in effect immediately prior to the date of termination, for a period of one year beginning on the date of termination. In addition, he will be entitled to receive an amount equal to the greater of the aggregate bonus(es), if any, paid to him with respect to one of the two years immediately preceding the year in which the termination occurs. Mr. Eichler and his dependents will be entitled to continue to participate at the same levels in the Company’s benefit plans for a period of one year.

On November 9, 2006, Mr. Eichler and the Company executed a Separation Agreement whereby on November 20, 2006 Mr. Eichler resigned as Chief Executive Officer and as Chief Financial Officer effective upon the appointment of his successor, but in no event later than January 31, 2007.  His resignations were due to medical disability. Under the terms of the Separation Agreement, Mr. Eichler shall be paid cash compensation at the rate of Three Hundred Thousand Dollars ($300,000) per annum, for the period commencing November 20, 2006 and continuing thereafter to and including December 31, 2007.  All stock options heretofore granted to Mr. Eichler for services rendered shall be accelerated and shall become fully vested on November 20, 2006 and may be exercised at any time until November 20, 2007, after which time any unexercised options shall be cancelled.  Mr. Eichler is also eligible to participate in the Company’s incentive and benefit plans, including eligibility to receive grants of stock options under the 2004 Plan.  Mr. Eichler received cash payments through January 2007 and no further payments after that date.

Mr. Eichler has been working full time for the Company since June 15, 2007 without cash compensation.  Mr. Eichler was appointed Interim Chief Financial Officer to replace Charles Dargan who resigned on November 5, 2007.  In lieu of cash compensation for his past and future services as Interim Chief Financial Officer, the Board extended the expiration date of Mr. Eichler’s options to November 20, 2008.

Agreement with Bruce H. McKinnon. On December 1, 2003, the Company entered into an employment agreement with Bruce H. McKinnon, pursuant to which he originally served as our Executive Vice President of Business Development. Effective March 2, 2004, Mr. McKinnon has served as our Chief Operating Officer and his employment agreement was amended accordingly. The initial term of the agreement expires on December 31, 2007 and renews automatically for additional one-year terms unless either party has given notice of non-extension prior to the end of a term. Under the agreement, as amended, Mr. McKinnon was paid base compensation of $153,600 per annum through March 1, 2004 and $192,000 per annum effective March 2, 2004. On October 5, 2005, Mr. McKinnon resigned as Chief Operating Officer and was appointed President at a base compensation of $240,000 per annum.  The base compensation is reviewable by the Board in subsequent years of the term. Mr. McKinnon is also eligible to participate in the Company’s incentive and benefit plans, including eligibility to receive grants of stock options under the 2004 Plan.

If Mr. McKinnon’s employment is terminated by us without cause or as a result of his disability or death, he, or his estate as the case may be, will be entitled to receive an amount equal to the greater of (i) his highest base compensation paid to him with respect to one of the two years immediately preceding the year in which the termination occurs or (ii) his base compensation in effect immediately prior to the date of termination, for a period of one year beginning on the date of termination. In addition, he will be entitled to receive an amount equal to the greater of the aggregate bonus(es), if any, paid to him with respect to one of the two years immediately preceding the year in which the termination occurs. Mr. McKinnon and his dependents will be entitled to continue to participate at the same levels in the Company’s benefit plans for a period of one year.

On November 20, 2006, Mr. McKinnon was appointed Chief Executive Officer at no change in salary for the remaining term of his employment contract.

On June 14, 2007, the Company and Mr. McKinnon agreed that Mr. McKinnon would resign as Chief Executive Officer of the Company effective upon the appointment of a new Chief Executive Officer which occurred on July 25, 2007.  Mr. McKinnon will continue to serve as President of the Company and receive the compensation provided for in accordance with the provisions of the Employment Agreement between Mr. McKinnon and the Company dated October 5, 2005 through December 31, 2007. Mr. McKinnon’s compensation shall remain unchanged for the period commencing hereof and continuing thereafter to and including December 31, 2007.  All compensation under the Employment Agreement that has been accrued but is, as of the data of this Agreement unpaid, shall be paid to McKinnon as soon as reasonably practicable, but in no event shall such sums be paid later than August 31, 2007.  Mr. McKinnon will continue to serve as a Director of the Company until he is replaced at the Company’s 2007 Annual Meeting.  Mr. McKinnon has not been paid any compensation since January 2007.

On July 18, 2007, Mr. McKinnon was removed as President of the Company.

Agreement with John Bautista.   On July 1, 2005, the Company entered into an employment agreement with John Bautista. pursuant to which he originally served as our Vice President of Operations.  The term of his agreement expires on June 30, 2006 and renews automatically for additional one-year terms unless either party has given notice of non-extension prior to the end of a term.  The agreement provides for base compensation of $120,000.  On February 1, 2006, Mr. Bautista was appointed Executive Vice President and Chief Operating Officer at a base compensation of $200,000.  The base compensation is reviewable by the Board in subsequent years of the term.  Mr. Bautista is also eligible to participate in the Company’s incentive and benefit plans, including eligibility to receive grants of stock options under the 2004 Plan.

If Mr. Bautista’s employment is terminated by us without cause or as a result of his disability or death, he, or his estate as the case may be, will be entitled to receive an amount equal to the greater of (i) his highest base compensation paid to him with respect to one of the two years immediately preceding the year in which the termination occurs or (ii) his base compensation in effect immediately prior to the date of termination, for a period of one year beginning on the date of termination. In addition, he will be entitled to receive an amount equal to the greater of the aggregate bonus(as), if any, paid to him with respect to one of the two years immediately preceding the year in which the termination occurs. Mr. Bautista and his dependents will be entitled to continue to participate at the same levels in the Company’s benefit plans for a period of one year.

On December 28, 2007, Mr. Bautista notified the Company that he did not wish to renew his contract beyond December 31, 2007 and he would continue his employment without a contract.  Effective March 21, 2008, the employment relationship between the Company and Mr. Bautista, Chief Operating Officer, was terminated.

Agreement with Charles R. Blum. On July 18, 2007, the Company entered into an employment agreement with Charles R. Blum, pursuant to which se serves as our President and Chief Executive Officer.  The initial term of the agreement became effective on July 25, 2007 and expires on July 25, 2008 and renews automatically for addition one-year periods unless either party has given notice of non-extension prior to April 30, 2008.  The agreement provides for a base compensation of $200,000 per year.  Mr. Blum is eligible to participate in the Company’s incentive and benefit plans, including eligibility to receive grants of stock options under the 2004 plan.

Mr. Blum shall be eligible to receive an annual cash bonus in an amount equal to 2% of the Company’s net profit, if any, for its most recently completed fiscal year, computed in accordance with generally accepted accounting principles applied consistently with prior periods.  The Bonus shall be payable, if at all, on the anniversary date of employment each year of the term; provided that no bonus shall be paid if the Executive is not, on such payment date, in the employ of the Company.

Mr. Blum shall also receive (i) an option (the “Initial Option”) to purchase 188,679 shares (the “Initial Option Shares”) of the Company’s common stock.  The Initial Option shall be an incentive stock option, shall be exercisable at $0.53 per share, shall be exercisable for ten years from the date of grant and shall vest on the first anniversary of the Effective Date; and (ii) an option (the “Supplemental Option”) to purchase a number of shares (the “Supplemental Option Shares”) of the Company’s common stock equal to the result of (A) 100,000 divided by (B) the closing price per share of the Company’s Common Stock on the first anniversary of the Effective Date.  The Supplemental Option shall be an incentive stock option, shall be exercisable at the closing price per share on the first anniversary of the Effective Date, shall be exercisable for ten years from the date of grant and shall vest on the second anniversary of the Effective Date.

Termination of Mr. Blum’s contract will terminate upon his death or disability and may be terminated by the Company with or without cause and may be voluntarily terminated by Mr. Blum.  Termination of Mr. Blum’s employment for any reason shall be effective upon the Date of Termination and he shall only be entitled to receive the compensation accrued through the Date of Termination.  In the event of Involuntary Termination, involving merger, consolidation or sale or disposition of all of the Company’s assets, Mr. Blum shall be entitled to receive (i) all compensation that has accrued through the date of termination, plus, (ii) a severance payment equal to one year’s compensation, plus he shall be entitled to continue to participate in the Company’s employee benefit programs offered to other senior management employees of the Company for a period of 12 months following the date of termination, provided that if at any time while the Company is required to pay severance to Mr. Blum, his death or disability would cause the severance payments to terminate.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2007 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•
our Chief Executive Officer and each of our two other most highly-compensated executive officers serving as such as of December 31, 2007 whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company (such individuals are hereafter referred to as the “Named Executive Officers”); and

•	all of our directors and executive officers as a group.

	Number of Shares of	Percentage of
	Common Stock	Shares Beneficially
Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Owned (2)

Named Executive Officers and Director
Blum, Charles R. - Chief Executive Officer (3)	0	*
Eichler, Eugene E. – Chief Financial Officer (4)	2,049,699	4.2%
Bautista, John - Chief Operating Officer (5)	487,585	1.0%
Cecil B. Kyte – Chairman, Director (6)	2,179,410	4.5%
Price, John F. – Director (7)	621,000	1.3%
Helleis, Joseph – Director (8)	555,000	1.2%
Shelton, Nathan – Director (9)	154,585	*
Bolio, Steven – Director	0	*

All directors and executive officers as a group	6,047,279	11.5%

Five Percent Stockholders
Joseph R. and Joette M. Dell (10)	3,750,352	7.5%
Leodis C. Matthews (11)	3,107,668	6.3%

*	Represents less than 1%.

(1)	Unless otherwise indicated, the address of each listed person is c/o Save the World Air, Inc., 235 Tennant Avenue, Morgan Hill, California 95037

(2)
Percentage of beneficial ownership is based upon 46,470,413 shares of our common stock outstanding as of December 31, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Has options to purchase 188,679 shares of our common stock which will not vest until July 28, 2008.

(4)	Includes warrants to purchase 107,143 shares of our common stock exercisable currently and options to purchase 1,371,127 shares of our common stock exercisable currently.

(5)	Includes warrants to purchase 25, 000 shares of our common stock exercisable currently and options to purchase 309,171 shares of our common stock exercisable currently.

(6)	Includes warrants to purchase 942,051 shares of our common stock exercisable currently and options to purchase 30,000 shares of our common stock exercisable currently.

(7)	Includes options to purchase 180,000 shares of our common stock exercisable currently.

(8)	Includes options to purchase 305,000 shares of our common stock exercisable currently.

(9)	Includes options to purchase 104,585 shares of our common stock exercisable currently.

(10)	Includes warrants to purchase 621,765 shares of our common stock exercisable currently and Notes convertible into 2,393,382 shares of our common stock exercisable currently.

(11)
Includes warrants owned by Morales, LLC to purchase 797,794 shares of our common stock exercisable currently and Notes owned by Morale Orchards, LLC convertible into 1,595,588 shares of our common stock exercisable currently. Morale Orchards, LLC is beneficially owned by Leodis C. Matthews, who serves as the Company’s outside litigation through his law firm, Matthews & Partners.

 The information required by this section is incorporated by reference from the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

Litigation Involving Sublessor of Former Corporate Offices

We are involved in litigation with Scottish Glen Golf Company, Inc. (SGGC) doing business as KZ Golf, Inc., the Company’s previous landlord on claims in the aggregate amount of $104,413.   STWA does not dispute the fact that certain amounts of unpaid past rent are due but does dispute that it owes the aggregate of $104,413 demanded by SGGC; more than half of which are purported “late fees” which was assessed at the rate of $100 per day.  It is the company’s position that the late fees are void and unenforceable and that STWA is entitled to a set-off for office space that reverted back to SGGC.

While the Company believes that it has valid claims and defenses, given the inherent uncertainties of litigation, the Company cannot predict the outcome of this matter.  Accordingly, there can be no assurance that an adverse result or outcome of this matter would not have a material adverse effect on the Company’s financial position or cash flow.  The Company believes that these claims arose from acts of a related party involving a former officer and director and his wife as a beneficial owners of SGGC.

Loans From Related Parties

In May and August 2007, a Company Director, Eugene E. Eichler made loans to the Company totaling $81,404.  These loans are repayable at such time as the Company’s cash flow permits.

On October 30, 2007, Morale Orchards, LLP made a loan to the Company in the amount of $20,000 due on demand.

On January 30, 2008, a Company Director, Cecil B. Kyte advanced $10,000 for operating expenses and was repaid on February 27, 2008.

Modification and Satisfaction Agreement With Related Party

A Modification and Satisfaction Agreement was entered into effective as of January 31, 2008, by and among Save the World Air, Inc. (the “Company”), Morale Orchards, LLC (“Morale”) and Matthews & Partners, a law firm (the “Matthews Law Firm”).

On December 5, 2006, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Morale, pursuant to which Morale purchased from the Company two (2) Convertible Promissory Notes, one dated December 5, 2006 (the “2006 Morale Note”), in the principal face amount of $612,500, and another, dated January 10, 2007 (the “2007 Morale Note”), also in the principal face amount of $612,500 (collectively, the “Morale Notes”), and two (2) warrants, one accompanying the 2006 Morale Note, and the other accompanying the 2007 Morale Note.  Each warrant provides Morale the right to purchase shares of common stock of the Company (each either the “2006 Warrant or 2007 Warrant, or collectively the Morale Warrants”).  The aggregate purchase price for the Morale Notes and Morale Warrants was $1,000,000, of which $500,000 was paid by Morale and received by the Company on or about December 5, 2006, and of which $500,000 was paid by Morale and received by the Company on or about January 10, 2007.

The 2006 Morale Note is convertible at the rate of $0.85 per share into 720,588 shares of the Company’s common stock, and the 2007 Morale Note is convertible at the rate of $0.70 per share into 875,000 shares of the Company’s common stock;

The 2006 Morale Warrant is exercisable at $0.85 per share for 360,294 shares of the Company’s common stock, and the 2007 Morale Warrant is exercisable at $.70 per share for 437,500 shares of the Company’s common stock;

The Note Purchase Agreement provides, in pertinent part, that in the event the Company has not repaid each of the Morale Notes in full by the anniversary date of their issuances, the principal balances of each note shall be increased by ten percent (10%) and the Company shall pay interest at two and one-half percent (2½%) per month, compounded daily, for each month until each of the Morale Notes is paid in full;

As of January 31, 2008, both the 2006 and 2007 Morale Notes were unpaid, and neither of the Morale Notes nor the Morale Warrants have been converted into shares of common stock of the Company.

Morale also has piggy-back registration rights pursuant to which Morale may require the Company to include the shares of the Company’s common stock issuable upon conversion of the Morale Notes and exercise of the Morale Warrants in certain future registration statements the Company may elect to file.

The amount due and owing as of January 31, 2008, under the 2006 Morale Note is $689,327. The amount due and owing as of January 31, 2008, under the 2007 Morale Note is $672,885.

The Company borrowed the principal sum of $20,000 from Morale on October 30, 2007, at an interest rate of ten percent (10%) per annum. Principal and accrued interest under the Morale Note is due on demand, and no payments there under have been made by the Company.

Morale is beneficially owned by Jacqueline Alexander, who is the wife of Leodis Matthews of the Matthews Law Firm. Mr. Matthews disclaims any beneficial ownership in Morale.  The Company is indebted to the Matthews Law Firm for unpaid legal fees and costs through January 31, 2008, in the aggregate amount of $472,762.

The Company, Morale and the Matthews Law Firm now desire to modify the terms and provisions of, and to provide for the satisfaction of the Company’s obligations under, the Morale Notes, the Additional Morale Note and the Matthews Law Firm Debt, pursuant to the terms and conditions set forth in this Modification and Satisfaction Agreement.

The Company, Morale and the Matthew Law Firm agree to the following:

1.    Waiver of Interest.

(i)	Morale agrees to forgive and waive any and all accrued interest on the Morale Notes from and after January 31, 2008;

(ii)	Morale agrees to forgive and waive any and all accrued interest due on the Additional Morale Note from the date of its issuance; and

(iii)	The Matthews Law Firm agrees to forgive any and all interest which may have accrued on the Matthews Law Firm Debt.

2.    Cancellation of Notes, Debt and Obligations.  Upon the execution of this Modification and Satisfaction Agreement, the 2006 Morale Note, the 2007 Morale Note, the Additional Morale Note, the Unpaid 2006 Morale Note Debt, the Unpaid 2007 Morale Note Debt, the Unpaid Additional Morale Note Debt and the Matthews Law Firm Debt, shall all be cancelled, be deemed satisfied in full and be of no further force or effect, effective January 31, 2008.

3.    No Registration Rights.  Upon execution hereof, the Morale Registration Rights shall be cancelled and be of no further force or effect.

4.    Issuance of Shares.  In consideration of this Modification and Satisfaction Agreement, including the waivers and cancellations as set forth in paragraphs 1 and 2, above, upon execution hereof, and concurrently with the waivers and cancellations provided hereunder, the Company shall issue a total of 7,421,896 shares of its common stock to Morale and the Matthews Law Firm, allocable as follows:  (i) 2,759,308 shares shall be issued to Morale arising out of and in exchange for cancellation of the 2006 Morale Note and the Unpaid 2006 Morale Note Debt; (ii) 2,691,540 shares shall be issued to Morale arising out of and in exchange for cancellation of the 2007 Morale Note and the Unpaid 2007 Morale Note Debt; (iii) 80,000 shares shall be issued to Morale arising out of and in exchange for cancellation of the Additional Morale Note and the Unpaid Additional Morale Note Debt; and (iv) 1,891,048 shares shall be issued to the Matthews Law Firm arising out of and in exchange for cancellation of the Matthews Law Firm Debt.  The Company shall not be required to, and shall not, file a Registration Statement with the Securities and Exchange Commission or any state securities agency to register or qualify the shares of common stock of the Company issuable to Morale and the Matthews Law Firm hereunder, and all such shares when issued shall be deemed restrictive securities and bear appropriate legends.

5.    Morale Warrants.  The terms and conditions of the Morale Warrants, to the extent not expressly amended in this Modification and Satisfaction Agreement, shall remain in full force and effect.

On March 10, 2008, 80,000 shares of the Company’s Common Stock was issued to Morale Orchards, LLP, in cancellation of a note payable in the amount of $20,000 as part of the Modification Agreement entered into on January 31, 2008 between the Company and Morale Orchards, LLP and Matthews & Partners.

On March 10, 2008, 5,450,848 shares of the Company’s Common Stock was issued to Morale Orchards, LLP, in conversion and cancellation of the Convertible Notes issued December 5, 2006 and January 11, 2007 in the amount of $1,362,712 as part of the Modification Agreement entered into on January 31, 2008  between the Company and Morale Orchards, LLP and Matthews & Partners.

On March 10, 2008, 1,891,048 shares of the Company’s Common Stock was issued to Leodis C. Matthews, APC, in cancellation of accrued professional fees in the amount of $472,762 as part of the Modification Agreement entered into on January 31, 2008 between the Company and Morale Orchards, LLP and Matthews & Partners.

Item 13. Exhibits

(a)	The following documents are filed as part of this Form 10-KSB.

                 Financial Statements:

Reference is made to the contents to the consolidated financial statements of Save the World Air, Inc. under Item 7 of this Form 10-KSB.

(b)	Exhibits:

                The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant.
3.2(1)	Bylaws of the Registrant.
10.1(2)	Commercial Sublease dated October 16, 2003 between the Registrant and KZ Golf, Inc.
10.2(9)	Amendment dated June 15, 2004 to Exhibit 10.1
10.3 (10)	Amendment dated August 14, 2005 to Exhibit 10.1
10.4(10)	General Tenancy Agreement dated March 14, 2006 between the Registrant and Autumlee Pty Ltd.
10.5(3)	Agreement dated December 13, 2002 between the Registrant and RAND.
10.6(2)**	Agreement dated May 7, 2003 between the Registrant and RAND.
10.7(5)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.5
10.8(5)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.5
10.9(5)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.5
10.10(4)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.11(4)	Assignment and Bill of Sale dated May 28, 2002 between the Registrant and Kevin Charles Hart.
10.12(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Eugene E. Eichler.
10.13(15)†	Severance Agreement dated November 8, 2006 between the Registrant and Eugene E. Eichler
10.14(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Bruce H. McKinnon.
10.15(6)	Save the World Air, Inc. 2004 Stock Option Plan
10.16(8)	Form of Incentive Stock Option Agreement under 2004 Stock Option Plan
10.17(8)	Form of Non-Qualified Stock Option Agreement under 2004 Stock Option Plan
10.18(8)	Consulting Agreement dated as of October 1, 2004 between the Registrant and John Fawcett
10.19(7)	License Agreement dated as of July 1, 2004 between the Registrant and Temple University – The Commonwealth System of Higher Education
10.20(8)	Consulting Agreement dated as of November 19, 2004 between the Registrant and London Aussie Marketing, Ltd.
10.21(13)	Amendment dated September 14, 2006 to Exhibit 10.20
10.22(8)†	Employment Agreement dated September 1, 2004 with Erin Brockovich
10.23(15)†	Amendment dated as of July 31, 2006 to Exhibit 10.22
10.24(8)	Assignment of Patent Rights dated as of September 1, 2003 between the Registrant and Adrian Menzell
10.25(8)	Global Deed of Assignment dated June 26, 2004 between the Registrant and Adrian Menzell
10.26(11)†	Amended and Restated Employment Agreement dated as of March 1, 2006 between the Registrant and John Richard Bautista III
10.27(9)	Lease dated August 15, 2005 between the Registrant and Thomas L. Jackson
10.28(10)	Amendment dated February 1, 2006 to Exhibit 10.27
10.29(10)	Form of 9% Convertible Note issued in the 2005 Interim Financing
10.30(10)	Form of Stock Purchase Warrant issued in the 2005 Interim Financing
10.31(10)	Form of Stock Purchase Warrant issued in the 2005 Bridge Financing
10.32(11)	Form of Stock Purchase Warrant issued in 2006 Regulation S financing
10.33(11)	Form of Stock Purchase Warrant issued in 2006 PIPE financing
10.34(12)	Commercial Sublease between the Registrant and KZG Golf dated January 1, 2006
10.35(12)	Investment Agreement dated September 15, 2006 between the Registrant and Dutchess Private Equities Fund
10.36(12)	Registration Rights Agreement dated September 15, 2006 between the registrant and Dutchess Private Equities Fund, LLP
10.37(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.38(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.39(17)	R&D Agreement between the Registrant and Temple University dated February 2, 2007
10.40(14)	Note Purchase Agreement dated December 5, 2006 between the registrant and Morale Orchards LLC
10.41(14)	Form of Stock Purchase Warrant issued to Morale Orchards LLC
10.42(14)	Form of Convertible Note issued to Morale Orchards LLC
10.43(16)	Consulting Agreement dated January 4, 2007 between the Registrant and Spencer Clarke LLC
10.44(15)	Agreement dated as of July 15, 2006 between the Company and SS Sales and Marketing Group
10.45(15)	Engagement Agreement between the Registrant and Charles K. Dargan II
10.46(15)	Form of 10% Convertible Note issued in 2007 PIPE Offering

10.47(15)	Form of Stock Purchase Warrant issued in 2007 PIPE Offering
10.48(18)
10.49(19)
10.50(20)
10.51(21)
10.52(22)
10.53(23)
10.54(23)
10.55(24)
10.56(25)
10.57(26)
10.58(26)
10.59(27)
10.60(28)
10.61(29)
10.62(30)
10.63(31)
10.64(32)
10.65(32)
10.66(33)
10.67(34)
10.68(34)
10.69(34)

Appointment of New Directors, Nathan Shelton, Steven Bolio and Dennis Kenneally
Issuance of RAND Final Report
Delisting from OTCBB to OTC Pink Sheets
Resignation of Director, Dennis Kenneally
Resignation of Officer, Bruce H. McKinnon
Form of 9% Convertible Note issued in 2007 Spring Offering
Form of Stock Purchase Warrant issued in 2007 Spring Offering
Termination of North Hollywood Lease
Modification Agreement of 10% 2007 PIPE Convertible Notes
Form of 9% Convertible Note issued in 2007 Summer Offering
Form of Stock Purchase Warrant issued in 2007 Summer Offering
Resignation of Director, J. Joseph Brown
Resignation of Chief Financial Officer and Appointment of Interim Chief Financial Officer
Severance Agreement dated June 15, 2007 between Registrant and Bruce H. McKinnon
Resignation of Director, Bruce H. McKinnon
Second Modification Agreement of 10% 2007 PIPE Convertible Notes
Form of 9% Convertible Note issued in 2007 Fall Offering
Form of Stock Purchase Warrant issued in 2007 Fall Offering
Resignation of Director, Joseph Helleis
Form of 9% Convertible Note issued in 2008 Winter Offering
Form of Stock Purchase Warrant issued in 2008 Winter Offering
Modification and Satisfaction Agreement of Convertible Notes with Morale Orchards, LLP and Matthews & Partners

21*	List of Subsidiaries
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.
(2)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002.
(3)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.
(4)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.
(5)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2004.
(6)	Incorporated by reference from Appendix C of Registrant’s Schedule 14A filed on April 30, 2004, in connection with its Annual Meeting of Stockholders held on May 24, 2004.
(7)	Incorporated by reference from Registrant Form 8-K filed on July 12, 2004.
(8)	Incorporated by reference from registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.
(9)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended September 30, 2005
(10)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005
(11)	Incorporated by reference from Registrant’s Form SB-2 filed on June 28, 2006 (SEC File No. 333- 333-135415)
(12)	Incorporated by reference from Registrant’s Form 8-K filed on September 21, 2006
(13)	Incorporated by reference from Registrant’s Form SB-2 filed on October 6, 2006 (SEC File No. 333-137855)
(14)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2006
(15)	Incorporated by reference from Registrant’s Form 10KSB for the fiscal year ended December 31, 2006
(16)	Incorporated by reference from Registrant’s form 8-K filed on January 10, 2007
(17)	Incorporated by reference from Registrant’s form 8K filed on February 8, 2007
(18)	Incorporated by reference from Registrant’s form 8K filed on February 16, 2007
(19)	Incorporated by reference from Registrant’s form 8K filed on May 3, 2007
(20)	Incorporated by reference from Registrant’s form 8K filed on May 22 2007
(21)	Incorporated by reference from Registrant’s form 8K filed on June 8, 2007
(22)	Incorporated by reference from Registrant’s form 8K filed on June 15, 2007
(23)	Incorporated by reference from Registrant’s form 8K filed on July 2, 2007
(24)	Incorporated by reference from Registrant’s form 8K filed on July 18, 2007
(25)	Incorporated by reference from Registrant’s form 8K filed on August 30, 2007
(26)	Incorporated by reference from Registrant’s form 8K filed on October 9, 2007
(27)	Incorporated by reference from Registrant’s form 8K filed on October 23, 2007
(28)	Incorporated by reference from Registrant’s form 8K filed on November 9, 2007
(29)	Incorporated by reference form Registrant’s Form 10QSB for the nine months ended September 30, 2007
(30)	Incorporated by reference from Registrant’s form 8K filed on November 15, 2007
(31)	Incorporated by reference from Registrant’s form 8K filed on December 11, 2007
(32)	Incorporated by reference from Registrant’s form 8K filed on December 20, 2007
(33)	Incorporated by reference from Registrant’s form 8K filed on February 25, 2008
(34)	Incorporated by reference from Registrant’s form 8K filed on March 11, 2008

Item 14. Principal Accountant Fees and Services

RATIFICATION OF APPOINTMENT OF INDEPNEDENT AUDITORS

           The Audit Committee has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ending December 31, 2007. Although ratification by stockholders is not required by law, the Board has determined that it is desirable to request ratification of this selection by the stockholders. Notwithstanding its selection, the Audit Committee, in its discretion, may appoint new independent auditors at any time during the year if the Audit Committee believes that such a change would be in the best interest of the Company and its stockholders. If the stockholders do not ratify the appointment of Weinberg & Company, P.A. the Audit Committee may reconsider its selection.

           Weinberg & Company, P.A. was first appointed in fiscal year 2003, and has audited our financial statements for fiscal years 2002 through 2007.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2006 and 2007.

	Amount
Type of Fee	Fiscal Year 2007	Fiscal Year 2006
Audit(1)	$193,186	$161,455
Audit Related(2)	0	0
Taxes (3)	0	0
All Other (4)	0	0
Total	$193,186	$161,455

(1)
This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-KSB and review of the financial statements included in the Company’s quarterly reports on Form 10-QSB. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.

(2)
Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.

(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Save The World Air, Inc.

	By:	/s/ Charles R. Blum
Charles R. Blum
Chief Executive Officer
Date: March 31, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Charles R. Blum and Eugene E. Eichler, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ CHARLES R. BLUM	President, Chief Executive Officer and Director	March 31, 2008
Charles R. Blum
/s/ EUGENE E. EICHLER	Interim Chief Financial Officer	March 31, 2008
Eugene E. Eichler
/s/ CECIL B. KYTE	Chairman of the Board	March 31, 2008
Cecil B. Kyte
/s/ STEVEN BOLIO	Director	March 31, 2008
Steven Bolio
/s/ NATHAN SHELTON	Director	March 31, 2008
Nathan Shelton
/s/ JOHN PRICE	Director	March 31, 2008
John Price

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of: Save The World Air, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Save The World Air, Inc. and Subsidiary, a development stage enterprise (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficiency and cash flows and for the years then ended, and for the period from February 18, 1998 (inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated fmancial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management's assertion about the effectiveness of Save The World Air, Inc. and Subsidiary's internal control over financial reporting as of December 31, 2007 included in the Company's Item 8A "Controls and Procedures" in the Annual report on Form 10-KSB and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Save The World Air, Inc. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficiency and cash flows and for the years then ended, and for the period from February 18, 1998 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss of $6,262,743 and a negative cash flow from operations of $3,172,816 for the year ended December 31, 2007, and had a working capital deficiency of $4,565,344 and a stockholders' deficiency of $4,359,786 as of December 31, 2007. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California March 24, 2008

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Current assets
Cash	$47,660	$244,228
Accounts receivable	1,380	—
Inventories	30,256	21,314
Other current assets	20,552	81,232
Total current assets	99,848	346,774
Equipment, net	201,058	322,023
Other assets	4,500	4,500
Total assets	$305,406	$673,297
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable- related parties	$323,413	$21,252
Accounts payable- other	716,986	212,455
Accrued expenses	742,719	468,413
Accrued research and development fees	53,347	95,000
Accrued professional fees	747,261	594,945
Loan payable- related party	83,596	—
Loan payable- other	20,334	—
Convertible debentures, net- related parties	227,136	—
Convertible debentures, net- others	1,078,408	177,926
Convertible debenture, net- other default	671,992	—
Total current liabilities	4,665,192	1,569,991

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 46,470,413 and 40,081,757, shares issued and outstanding at December 31, 2007 and 2006, respectively	46,471	40,082
Common stock to be issued	4,000	60,000
Additional paid-in capital	32,280,083	29,430,821
Deficit accumulated during the development stage	(36,690,340)	(30,427,597)
Total stockholders’ deficiency	(4,359,786)	(896,694)
Total liabilities and stockholder’s deficiency	$305,406	$673,297

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
			(February
			18, 1998) to
	Years Ended December 31,		December 31,
	2007	2006	2007

Net sales	$39,000	$30,000	$69,000
Cost of goods sold	10,720	13,400	24,120
Gross profit	28,280	16,600	44,880
Operating expenses	3,956,345	7,412,227	26,859,321
Research and development expenses	600,816	401,827	4,806,230
Non-cash patent settlement cost	—	—	1,610,066
Loss before other income	(4,528,881)	(7,797,454)	(33,230,737)
Other expense
Other income	3,384	—	3,509
Interest income	91	15,422	16,342
Interest expense	(1,736,537)	(2,398,691)	(4,492,380)
Settlement of litigation and debt	—	—	1,017,208
Loss before provision for income taxes	(6,261,943)	(10,180,723)	(36,686,058)
Provision for income taxes	800	800	4,282
Net loss	$(6,262,743)	$(10,181,523)	$(36,690,340)
Net loss per common share, basic and diluted	$(0.16)	$(0.28)
Weighted average common shares outstanding, basic and diluted	38,378,845	35,946,022

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2007

							Deficit
							Accumulated
	Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	During the Development	Total Stockholders’
	Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Balance, February 18, 1998 (date of inception)		—	$—	$—	$—	$—	$—	$—
Issuance of common stock on April 18, 1998	.0015 — .01	10,030,000	10,030	—	14,270	—	—	24,300
Net loss		—	—	—	—	—	(21,307)	(21,307)
Balance, December 31, 1998		10,030,000	$10,030	$—	14,270	$—	$(21,307)	$2,993
Issuance of common stock on May 18, 1999	1.00 — 6.40	198,003	198	—	516,738	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	.001	5,000,000	5,000	—	—	—	—	5,000
Stock issued for professional services on May 18, 1999	0.88	69,122	69	—	49,444	—	—	49,513
Net loss		—	—	—	—	—	(1,075,264)	(1,075,264)
Balance, December 31, 1999		15,297,125	$15,297	$—	$580,452	$—	$(1,096,571)	$(500,822)
Stock issued for employee compensation on February 8, 2000	1.03	20,000	20	—	20,580	—	—	20,600
Stock issued for consulting services on February 8, 2000	1.03	100,000	100	—	102,900	—	—	103,000
Stock issued for professional services on April 18, 2000	3.38	27,000	27	—	91,233	—	—	91,260
Stock issued for directors fees on April 18, 2000	3.38	50,000	50	—	168,950	—	—	169,000
Stock issued for professional services on May 19, 2000	4.06	5,000	5	—	20,295	—	—	20,300
Stock issued for directors fees on June 20, 2000	4.44	6,000	6	—	26,634	—	—	26,640
Stock issued for professional services on June 20, 2000	4.44	1,633	2	—	7,249	—	—	7,251
Stock issued for professional services on June 26, 2000	5.31	1,257	1	—	6,674	—	—	6,675
Stock issued for employee compensation on June 26, 2000	5.31	22,000	22	—	116,798	—	—	116,820
Stock issued for consulting services on June 26, 2000	5.31	9,833	10	—	52,203	—	—	52,213
Stock issued for promotional services on July 28, 2000	4.88	9,675	9	—	47,205	—	—	47,214
Stock issued for consulting services on July 28, 2000	4.88	9,833	10	—	47,975	—	—	47,985
Stock issued for consulting services on August 4, 2000	2.13	35,033	35	—	74,585	—	—	74,620
Stock issued for promotional services on August 16, 2000	2.25	25,000	25	—	56,225	—	—	56,250
Stock issued for consulting services on September 5, 2000	2.25	12,833	13	—	28,861	—	—	28,874

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2007

							Deficit Accumulated
	Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	During the Development	Total Stockholders’
	Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Stock issued for consulting services on September 10, 2000	1.50	9,833	10	—	14,740	—	—	14,750
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on November 4, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on December 20, 2000	0.50	19,082	19	—	9,522	—	—	9,541
Stock issued for filing services on December 20, 2000	0.50	5,172	5	—	2,581	—	—	2,586
Stock issued for professional services on December 26, 2000	0.38	12,960	13	—	4,912	—	—	4,925
Other stock issuance on August 24, 2000	2.13	2,000	2	—	4,258	—	—	4,260
Common shares cancelled		(55,000)	(55)	—	(64,245)	—	—	(64,300)
Net loss		—	—	—	—	—	(1,270,762)	(1,270,762)
Balance, December 31, 2000		15,645,935	$15,646	$—	$1,437,873	$—	$(2,367,333)	$(913,814)
Stock issued for consulting services on January 8, 2001	0.31	9,833	10	—	3,038	—	—	3,048
Stock issued for consulting services on February 1, 2001	0.33	9,833	10	—	3,235	—	—	3,245
Stock issued for consulting services on March 1, 2001	0.28	9,833	10	—	2,743	—	—	2,753
Stock issued for legal services on March 13, 2001	0.32	150,000	150	—	47,850	—	—	48,000
Stock issued for consulting services on April 3, 2001	0.25	9,833	10	—	2,448	—	—	2,458
Stock issued for legal services on April 4, 2001	0.25	30,918	31	—	7,699	—	—	7,730
Stock issued for professional services on April 4, 2001	0.25	7,040	7	—	1,753	—	—	1,760
Stock issued for consulting services on April 5, 2001	0.25	132,600	132	—	33,018	—	—	33,150
Stock issued for filing fees on April 30, 2001	1.65	1,233	1	—	2,033	—	—	2,034
Stock issued for filing fees on September 19, 2001	0.85	2,678	2	—	2,274	—	—	2,276
Stock issued for professional services on September 28, 2001	0.62	150,000	150	—	92,850	—	—	93,000
Stock issued for directors services on October 5, 2001	0.60	100,000	100	—	59,900	—	—	60,000
Stock issued for legal services on October 17, 2001	0.60	11,111	11	—	6,655	—	—	6,666
Stock issued for consulting services on October 18, 2001	0.95	400,000	400	—	379,600	—	—	380,000
Stock issued for consulting services on October 19, 2001	1.25	150,000	150	—	187,350	—	—	187,500
Stock issued for exhibit fees on October 22, 2001	1.35	5,000	6	—	6,745	—	—	6,751
Stock issued for directors	0.95	1,000,000	1,000	—	949,000	—	—	950,000
Stock issued for consulting services on November 7, 2001	0.85	20,000	20	—	16,980	—	—	17,000

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2007

							Deficit Accumulated
	Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	During the Development	Total Stockholders’
	Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Stock issued for consulting services on November 20, 2001	0.98	43,000	43	—	42,097	—	—	42,140
Stock issued for consulting services on November 27, 2001	0.98	10,000	10	—	9,790	—	—	9,800
Stock issued for consulting services on November 28, 2001	0.98	187,000	187	—	183,073	—	—	183,260
Intrinsic value of options issued to employees		—	—	—	2,600,000	(2,600,000)	—	—
Fair value of options issued to non-employees for services		—	—	—	142,318	—	—	142,318
Amortization of deferred compensation		—	—	—	—	191,667	—	191,667
Net loss		—	—	—	—	—	(2,735,013)	(2,735,013)
Balance, December 31, 2001		18,085,847	$18,086	$—	$6,220,322	$(2,408,333)	$(5,102,346)	$(1,272,271)
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	—	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	0.15-0.25	—	—	389,875	—	—	—	389,875
Fair value of options issued to non-employees for services		—	—	—	54,909	(54,909)	—	—
Amortization of deferred compensation		—	—	—	—	891,182	—	891,182
Net loss for the year ended December 31, 2002		—	—	—	—	—	(2,749,199)	(2,749,199)
Balance, December 31, 2002		20,235,847	$20,236	$389,875	$7,133,081	$(1,572,060)	$(7,851,545)	$(1,880,413)
Common stock issued, previously paid for	0.15	1,425,000	1,425	(213,750)	212,325	—	—	—
Common stock issued, previously paid for	0.25	880,000	880	(220,000)	219,120	—	—	—
Stock issued for cash on March 20, 2003	0.25	670,000	670	—	166,830	—	—	167,500
Stock issued for cash on April 4, 2003	0.25	900,000	900	—	224,062	—	—	224,962
Stock issued for cash on April 8, 2003	0.25	100,000	100	—	24,900	—	—	25,000
Stock issued for cash on May 8, 2003	0.25	1,150,000	1,150	—	286,330	—	—	287,480
Stock issued for cash on June 16, 2003	0.25	475,000	475	—	118,275	—	—	118,750
Stock issued for legal services on June 27, 2003	0.55	83,414	83	—	45,794	—	—	45,877
Debt converted to stock on June 27, 2003	0.25	2,000,000	2,000	—	498,000	—	—	500,000
Stock and warrants issued for cash on July 11, 2003	0.25	519,000	519	—	129,231	—	—	129,750
Stock and warrants issued for cash on September 29, 2003	0.25	1,775,000	1,775	—	441,976	—	—	443,751
Stock and warrants issued for cash on October 21, 2003	0.25	1,845,000	1,845	—	459,405	—	—	461,250
Stock and warrants issued for cash on October 28, 2003	0.25	1,570,000	1,570	—	390,930	—	—	392,500
Stock and warrants issued for cash on November 19, 2003	0.25	500,000	500	—	124,500	—	—	125,000

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2007

							Deficit Accumulated
	Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	During the Development	Total Stockholders’
	Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Finders’ fees related to stock issuances		—	—	43,875	(312,582)	—	—	(268,707)
Common stock paid for, but not issued (25,000 shares)	0.25	—	—	6,250	—	—	—	6,250
Amortization of deferred comp		—	—	—	—	863,727	—	863,727
Net loss for year ended December 31, 2003		—	—	—	—	—	(2,476,063)	(2,476,063)
Balance, December 31, 2003		34,128,261	$34,128	$6,250	$10,162,177	$(708,333)	$(10,327,608)	$(833,386)
Common stock issued, previously paid for	0.25	25,000	25	(6,250)	6,225	—	—	—
Stock issued for director services on March 31, 2004	1.50	50,000	50	—	74,950	—	—	75,000
Stock issued for finders fees on March 31, 2004	0.15	82,500	82	—	12,293	—	—	12,375
Stock issued for finders fees on March 31, 2004	0.25	406,060	407	—	101,199	—	—	101,606
Stock issued for services on April 2, 2004	1.53	65,000	65	—	99,385	—	—	99,450
Debt converted to stock on April 2, 2004	1.53	60,000	60	—	91,740	—	—	91,800
Stock issued upon exercise of warrants on May 21, 2004	0.20	950,000	950	—	189,050	—	—	190,000
Stock issued for directors services on June 8, 2004	1.70	600,000	600	—	1,019,400	—	—	1,020,000
Stock issued for cash on August 25, 2004	1.00	550,000	550	—	549,450	—	—	550,000
Stock issued upon exercise of options on August 30, 2004	0.40	4,000	4	—	1,596	—	—	1,600
Stock issued for cash on September 8, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for consulting services on September 15, 2004	1.31	50,000	49	—	65,451	—	—	65,500
Stock issued for patent settlement on September 22, 2004	1.24	20,000	20	—	24,780	—	—	24,800
Stock issued for research and development on October 6, 2004	1.40	65,000	65	—	90,935	—	—	91,000
Stock issued for cash on October 6, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for cash on October 15, 2004	1.00	150,000	150	—	149,850	—	—	150,000
Stock issued upon exercise of stock options on October 21, 2004	0.40	6,500	6	—	2,594	—	—	2,600
Stock issued for cash on November 3, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for cash on November 18, 2004	1.00	172,500	173	—	172,327	—	—	172,500
Stock issued for cash on December 9, 2004	1.00	75,000	75	—	74,925	—	—	75,000
Stock issued for cash on December 23, 2004	1.00	250,000	250	—	249,750	—	—	250,000
Finders fees related to stock issuances	—	—	—	—	(88,384)	—	—	(88,384)
Common stock paid for, but not issued (119,000 shares)	—	—	—	119,000	—	—	—	119,000
Intrinsic value of options issued to employees	—	—	—	—	248,891	(248,891)	—	—

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2007

Deficit Accumulated
Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	During the Development	Total Stockholders’
Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Fair value of options issued to non-employees for services	—	—	—	—	55,381	(55,381)	—	—
Fair value of warrants issued for settlement costs	—	—	—		1,585,266	—	—	1,585,266
Fair value of warrants issued to non-employees for services	—	—	—	—	28,872	—	—	28,872
Amortization of deferred compensation	—	—	—	—	—	936,537	—	936,537
Net loss for year ended December 31, 2004	—	—	—	—	—	—	(6,803,280)	(6,803,280)
Balance, December 31, 2004		37,784,821	$37,784	$119,000	$15,043,028	$(76,068)	$(17,130,888)	$(2,007,144)
Common stock issued, previously paid for	1.00	69,000	69	(69,000)	68,931	—	—	—
Stock issued upon exercise of warrants, previously paid for	1.00	50,000	50	(50,000)	49,950	—	—	—
Stock issued for cash on January 20, 2005	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued upon exercise of warrants on January 31, 2005	0.40	500	1	—	199	—	—	200
Stock issued for cash on February 17, 2005	1.00	325,000	325	—	324,675	—	—	325,000
Stock issued for cash on March 31, 2005	1.00	215,000	215	—	214,785	—	—	215,000
Stock issued for cash on May 17, 2005	1.00	5,000	5	—	4,995	—	—	5,000
Stock issued for cash on June 7, 2005	1.00	300,000	300	—	299,700	—	—	300,000
Stock issued for cash on August 5, 2005	1.00	480,500	480	—	480,020	—	—	480,500
Stock issued for cash on August 9, 2005	1.00	100,000	100	—	99,900	—	—	100,000
Stock issued for cash on October 27, 2005	1.00	80,000	80	—	79,920	—	—	80,000
Common stock cancelled on December 7, 2005	Various	(8,047,403)	(8,047)	—	8,047	—	—	—
Stock issued for settlement of payables on December 21, 2005	—	—	—	57,092	—	—	—	57,092
Stock issued for settlement of payables on December 31, 2005	—	—	—	555,429	—	—	—	555,429
Finders fees related to stock issuances	—	—	—	—	(109,840)	—	—	(109,840)
Intrinsic value of options issued to employees	—	—	—	—	243,750	(243,750)	—	—
Fair value of options issued for settlement costs	—	—	—	—	31,500	—	—	31,500
Fair value of warrants issued for settlement costs	—	—	—	—	4,957	—	—	4,957
Fair value of warrants issued to non-employees for services	—	—	—	—	13,505	—	—	13,505
Amortization of deferred compensation	—	—	—	—	—	177,631	—	177,631
Warrants issued with convertible notes	—	—	—	—	696,413	—	—	696,413
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	756,768	—	—	756,768

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2007

Deficit Accumulated
Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	During the Development	Total Stockholders’
Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Net loss for year ended December 31, 2005	—	—	—	—	—	—	(3,115,186)	(3,115,186)
Balance, December 31, 2005		31,387,418	$31,387	$612,521	$18,336,178	$(142,187)	$(20,246,074)	$(1,408,175)
Stock issued, for previously settled payables	—	846,549	847	(612,521)	611,674	—	—	—
Stock issued upon exercise of warrants on March 23, 2006	1.50	25,000	25	—	37,475	—	—	37,500
Stock issued upon exercise of warrants on March 27, 2006	1.50	50,000	50	—	74,950	—	—	75,000
Stock issued upon exercise of warrants on March 27, 2006	0.50	25,000	25	—	12,475	—	—	12,500
Stock issued upon exercise of warrants on March 30, 2006	1.00	10,000	10	—	9,990	—	—	10,000
Stock issued upon exercise of warrants on April 10, 2006	0.50	36,250	36	—	18,089	—	—	18,125
Common stock issued for convertible debt on April 10, 2006	0.70	269,600	270	—	188,450	—	—	188,720
Stock issued for cash on April 24, 2006	1.56	473,000	473	—	737,408	—	—	737,881
Stock issued upon exercise of warrants on April 26, 2006	0.50	125,000	125	—	62,375	—	—	62,500
Stock issued upon exercise of warrants on April 26, 2006	1.50	100,000	100	—	149,900	—	—	150,000
Common stock issued for convertible debt on April 26, 2006	0.70	35,714	36	—	24,964	—	—	25,000
Stock issued upon exercise of warrants on May 6, 2006	0.50	200,000	200	—	99,800	—	—	100,000
Stock issued upon exercise of warrants on May 15, 2006	1.50	25,000	25	—	37,475	—	—	37,500
Stock issued upon exercise of warrants on May 15, 2006	0.50	50,000	50	—	24,950	—	—	25,000
Stock issued for cash on June 7, 2006	1.89	873,018	872	—	1,649,136	—	—	1,650,008
Common stock issued for convertible debt on June 7, 2006	0.70	1,535,716	1,536	—	1,073,464	—	—	1,075,000
Stock issued upon exercise of warrants on June 8, 2006	0.50	900,000	900	—	449,100	—	—	450,000
Stock issued upon exercise of warrants on June 9, 2006	0.50	9,000	9	—	4,491	—	—	4,500
Stock issued upon exercise of warrants on June 23, 2006	0.50	150,000	150	—	74,850	—	—	75,000
Stock issued upon exercise of warrants on June 23, 2006	1.50	15,000	15	—	22,485	—	—	22,500
Common stock issued for convertible debt on June 30, 2006	0.70	219,104	219	—	153,155	—	—	153,374
Common stock issued for convertible debt on July 11, 2006	0.70	14,603	15	—	10,207	—	—	10,222
Common stock issued for convertible debt on August 7, 2006	0.70	1,540,160	1,540	—	1,076,572	—	—	1,078,112

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2007

							Deficit Accumulated
	Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	During the Development	Total Stockholders’
	Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Common stock issued upon exercise of warrants on August 7, 2006	1.50	175,000	175	—	262,325	—	—	262,500
Common stock issued upon exercise of warrants on August 21, 2006	1.50	50,000	50	—	74,950	—	—	75,000
Common stock issued for cash on August 22, 2006	1.00	14,519	15	—	14,504	—	—	14,519
Common stock issued upon exercise of warrants on August 23, 2006	1.00	3,683	4	—	3679	—	—	3,683
Common stock issued upon exercise of warrants on August 28, 2006	1.50	5,000	5	—	7,495	—	—	7,500
Common stock issued for convertible debt on September 13, 2006	0.70	4,286	4	—	2,996	—	—	3,000
Common stock issued upon exercise of warrants on September 13, 2006	0.50	150,000	150	—	74,850	—	—	75,000
Common stock issued for convertible debt on October 16, 2006	0.70	66,654	67	—	46,591	—	—	46,658
Common stock issued upon exercise of warrants on November 3, 2006	0.50	210,000	210	—	104,790	—	—	105,000
Common stock issued for put on equity line of credit on November 7, 2006	1.22	94,4700	94	—	115,368	—	—	115,462
Common stock issued for put on equity line of credit on November 14, 2006	1.14	7,300	7	—	8,349	—	—	8,356
Common stock issued for put on equity line of credit on November 27, 2006	0.83	27,500	28	—	22,913	—	—	22,941
Common stock issued for put on equity line of credit on November 28, 2006	0.82	36,500	36	—	30,059	—	—	30,095
Common stock issued for put on equity line of credit on December 6, 2006	0.78	73,863	74	—	57,244	—	—	57,318
Common stock issued for put on equity line of credit on December 26, 2006	0.55	18,800	19	—	10,377	—	—	10,396
Common stock issued for put on equity line of credit on December 31, 2006	0.59	229,050	229	—	135,300	—	—	135,529
Common stock paid for, but not issued	—	—	—	60,000	—	—	—	60,000
Fair value of options issued to employees and officers	—	—	—	—	2,253,263	—	—	2,253,263
Fair value of warrants issued for services	—	—	—	—	401,130	—	—	401,130
Write off of deferred compensation	—	—	—	—	(142,187)	142,187	—	—

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2007

							Deficit Accumulated
	Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	During the Development	Total Stockholders’
	Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Warrants issued for consulting	—	—	—	—	62,497	—	—	62,497
Warrants issued with convertible notes	—	—	—	—	408,596	—	—	408,596
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	851,100	—	—	851,100
Finders fees related to stock issuances	—	—	—	—	(284,579)	—	—	(284,579)
Fees paid on equity line of credit	—	—	—	—	(30,402)	—	—	(30,402)
Net loss for year ended December 31, 2006	—	—	—	—	—	—	(10,181,523)	(10,181,523)

Balance, December 31, 2006		40,081,757	$40,082	$60,000	$29,430,821	$—	$(30,427,597)	$(896,694)

Common stock issued for put on equity line of credit on January 11, 2007	0.63	63,000	63	—	39,659	—	—	39,722
Common stock issued for put on equity line of credit on January 22, 2007	0.73	58,150	58	—	42,246	—	—	42,304
Common stock issued for put on equity line of credit on February 9, 2007	0.73	35,800	36	—	26,009	—	—	26,045
Common stock issued for put on equity line of credit on February 16, 2007	0.70	162,000	162	—	112,979	—	—	113,141
Common stock issued for put on equity line of credit on February 26, 2007	0.66	71,000	71	—	46,761	—	—	46,832
Common stock issued for put on equity line of credit on March 5, 2007	0.66	42,600	43	—	28,056	—	—	28,099
Common stock issued for put on equity line of credit on March 12, 2007	0.67	92,900	93	—	62,085	—	—	62,178
Common stock issued for put on equity line of credit on March 19, 2007	0.64	47,500	48	—	30,362	—	—	30,410
Common stock issued for put on equity line of credit on March 26, 2007	0.63	7,500	7	—	4,722	—	—	4,729
Common stock issued for put on equity line of credit on March 31, 2007	0.61	25,500	25	—	15,558	—	—	15,583
Fees paid on equity line of credit	—	—	—	—	(32,723)	—	—	(32,723)
Warrants issued with convertible notes	—	—	—	—	291,936	—	—	291,936
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	274,312	—	—	274,312
Fair value of warrants issued to non-employee for services	—	—	—	—	35,340	—	—	35,340
Fair value of options issued to an officer	—	—	—	—	16,302	—	—	16,302

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2007

							Deficit Accumulated
	Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	During the Development	Total Stockholders’
	Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Common stock issued for put on equity line of credit on April 9, 2007	0.63	56,300	56	—	35,441	—	—	35,497
Common stock issued for put on equity line of credit on April 17, 2007	0.56	73,835	74	—	41,466	—	—	41,540
Common stock issued for put on equity line of credit on April 24, 2007	0.56	122,857	123	—	68,996	—	—	69,119
Common stock issued for put on equity line of credit on May 1, 2007	0.55	226,081	226	—	124,774	—	—	125,000
Common stock issued for put on equity line of credit on May 8, 2007	0.66	29,400	29	—	19,363	—	—	19,392
Common stock issued for put on equity line of credit on May 15, 2007	0.43	403,502	404	—	171,811	—	—	172,215
Common stock issued for put on equity line of credit on May 22, 2007	0.39	119,800	120	—	46,362	—	—	46,482
Common stock issued for put on equity line of credit on May 30, 2007	0.33	80,996	81	—	26,631	—	—	26,712
Common stock issued for put on equity line of credit on June 6, 2007	0.32	54,700	55	—	17,454	—	—	17,509
Common stock issued for put on equity line of credit on June 15, 2007	0.27	94,500	95	—	25,571	—	—	25,666
Common stock issued for put on equity line of credit on June 21, 2007	0.31	12,500	12	—	3,868	—	—	3,880
Fees paid on equity line of credit	—	—	—	—	(46,641)	—	—	(46,641)
Warrants issued with convertible notes	—	—	—	—	260,718	—	—	260,718
Fair value of options issued to an officer	—	—	—	—	8,898	—	—	8,898
Common stock issued, previously paid for	—	2,597,524	2,597	(60,000)	57,403	—	—	—
Fair value of options issued to officers	—	—	—	—	20,574	—	—	20,574
Warrants issued with convertible notes	—	—	—	—	267,930	—	—	267,930
Common stock issued for convertible debt on October 5, 2007	0.53	51,887	52	—	27,448	—	—	27,500
Common stock issued for convertible debt on November 12, 2007	0.37	255,081	255	—	94,125	—	—	94,380
Common stock issued for convertible debt on November 12, 2007	0.53	51,887	52	—	27,448	—	—	27,500
Common stock issued for convertible debt on November 14, 2007	0.34	80,882	81	—	27,419	—	—	27,500
Common stock issued for convertible debt on November 14, 2007	0.37	95,227	95	—	35,105	—	—	35,200
Common stock issued for convertible debt on November 15, 2007	0.37	163,514	164	—	60,336	—	—	60,500
Common stock issued for convertible debt on November 16, 2007	0.37	71,351	71	—	26,329	—	—	26,400
Common stock issued for convertible debt on November 16, 2007	0.34	80,882	81	—	27,419	—	—	27,500
Warrants issued with convertible notes	—	—	—	—	158,652	—	—	158,652

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2007

							Deficit Accumulated
	Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	During the Development	Total Stockholders’
	Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Common stock to be issued for consulting services	—	—	—	4,000	—	—	—	4,000
Common stock issued for convertible debt on December 28, 2007	0.17	1,060,000	1,060	—	198,940	—	—	200,000
Fair value of options issued to an officer	—	—	—	—	21,818	—	—	21,818
Net loss for year ended December 31, 2007	—	—	—	—	—	—	(6,262,743)	(6,262,743)
Balance, December 31, 2007		46,470,413	$46,471	$4,000	$32,280,083	$—	$(36,690,340)	$(4,359,786)

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception (February 18, 1998)
	Years Ended December 31,		to December 31,
	2007	2006	2007

Cash flows from operating activities
Net Loss	$(6,262,743)	$(10,181,523)	$(36,690,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	—	—	(1,017,208)
Stock based compensation expense	67,592	2,716,889	2,969,176
Issuance of common stock for services	4.000	—	4,672,102
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Issuance of warrants for financing fees	35,340	—	35,340
Patent acquisition cost	—	—	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	1,573,596	2,284,742	4,372,901
Amortization of deferred compensation	—	—	3,060,744
Depreciation and amortization of leasehold improvements	167,380	154,457	355,599
Changes in operating assets and liabilities:
Accounts receivable	(1,380)	—	(1,380)
Inventory	(8,942)	(21,314)	(30,256)
Prepaid expenses and other	60,680	(72,223)	(20,552)
Other assets	—	—	(4,500)
Accounts payable and accrued expenses	1,191,661	(78,615)	3,423,775
Net cash used in operating activities	(3,172,816)	(5,197,587)	(16,723,076)
Cash flows from investing activities
Purchase of equipment	(46,415)	(181,106)	(553,107)
Net cash used in investing activities	(46,415)	(181,106)	(553,107)
Cash flows from financing activities
Net proceeds under equity line of credit	912,691	349,695	1,262,386
(Decrease) increase in payables to related parties and stockholder	103,930	(158,733)	615,380
Increase in convertible notes	74,492	—	74,492
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	2,157,800	1,365,500	4,825,678
Repayment of convertible notes	(226,250)	—	(226,250)
Net proceeds from issuance of common stock and common stock issuable	—	3,786,638	10,254,949
Net cash provided by financing activities	3,022,663	5,343,100	17,323,843
Net (decrease) increase in cash	(196,568)	(35,593)	47,660
Cash, beginning of period	244,228	279,821	—
Cash, end of period	$47,660	$244,228	$47,660
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$1,239	$128,634	$135,044
Income taxes	$800	$800	$3,482
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	—	3,202,931
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	—	—	515,000
Issuance of common stock in settlement of payable	—	—	113,981
Cancellation of stock	—	—	8,047
Conversion of accounts payable and accrued expenses to common stock	—	—	612,521
Conversion of related party debt to convertible debentures	—	45,000	45,000
Conversion of convertible debentures to common stock	526,480	2,580,086	2,973,434
Write off of deferred compensation	—	142,187	142,187
Non-cash equity-warrant valuation and intrinsic value of beneficial	1,253,548	1,259,696	3,966,425
conversion associated with convertible notes
`

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1.     Description of business

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

The Company was incorporated in Nevada on February 18, 1998 under the name Mandalay Capital Corp.  The Company changed its name to Save the World Air, Inc. on February 11, 1999 following the purchase of the worldwide exclusive manufacturing, marketing and distribution rights for the ZEFS technologies.   The Company has been acquiring new technologies, developing prototype products using the Company’s technologies and conducting scientific tests regarding the technologies and prototype products. The Company’s ECO ChargR™ and MAG ChargR™ products, use fixed magnetic fields to alter some physical properties of fuel, by incorporating our patented and patent-pending ZEFS and MK IV technologies.  When fitted to an internal combustion engine, they are expected to reduce carbon monoxide, hydrocarbons and nitrous oxide emissions and to increase power and improve mileage. The Company has also developed prototype products and named them “CAT-MATE” technology.

The Company has entered into two License Agreements with Temple University, one covering Temple University’s current patent application concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution, and the other covering Temple University’s current patent application concerning electric field effects on crude oil and edible oil viscosity, and any and all United States and foreign patents issuing in respect of the technologies described in such applications. Initially, the License Agreements are exclusive and the territory licensed to the Company is worldwide. Pursuant to the License Agreements, the Company will pay to Temple University (i) license fees in the aggregate amount of $250,000, payable in three installments of $100,000, the first installment of which was paid in March 2007, and $75,000 on each of February 2, 2008, which has not been paid, and February 2, 2009, respectively; and (ii) annual maintenance fees of $125,000 annually commencing January 1, 2008, which has not been paid. In addition, each License Agreement separately provides that the Company will pay royalties to Temple University on net sales of products incorporating the technology licensed under that License Agreement in an amount equal to 7% of the first $20 million of net sales, 6% of the next $20 million of net sales and 5% of net sales in excess of $40 million. Sales under the two License Agreements are not aggregated for purposes of calculating the royalties payable to Temple University. In addition, the Company has agreed to bear all costs of obtaining and maintaining patents in any jurisdiction where the Company directs Temple University to pursue a patent for either of the licensed technologies. Should the Company not wish to pursue a patent in a particular jurisdiction, that jurisdiction would not be included in the territory licensed to the Company.

The Company is in default in connection with its payment obligations under the License Agreements.  Nonetheless, the Company has not received any written notice from Temple University of a material breach relating to required payments under the License Agreements.  Any such notice must provide the Company with 60 days’ notice to cure the material breach.  Should the Company receive such notice, the Company’s failure to cure could result in a termination of the License Agreements. Under the License Agreements the Company must pay a penalty equal to 1% per month of the amounts due and unpaid under the License Agreements.

The Company has also entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. Pursuant to the R&D Agreement, the Company will make payments to Temple University in the aggregate amount of $500,000, payable in eight non-refundable installments commencing with $123,750, which was paid in March 2007, and seven payments of $53,750 every three months thereafter until paid in full. The payments of $53,750 due in June, September and December 2007 have not been paid.  The Company is in default under the R&D Agreement, however, the Company has not received any notice of default from Temple University. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

    Consolidation policy

The accompanying consolidated financial statements of Save the World Air, Inc. and Subsidiary include the accounts of Save the World Air, Inc. (the Parent) and its wholly owned subsidiary STWA Asia Pte. Limited, incorporated on January 17, 2006.  To date STWA Asia Pte. Limited has had sales of $17,000.  Intercompany transactions and balances have been eliminated in consolidation.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $6,262,743 and a negative cash flow from operations of $3,172,816 for the year ended December 31, 2007, and had a working capital deficiency of $4,565,344 and a stockholders’ deficiency of $4,359,786 at December 31, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 The Company contracts with manufacturers of fixed magnetic field products and sells them to various original equipment manufacturers in the motor vehicle and small utility motor markets. The Company negotiates an initial contract with the customer fixing the terms of the sale and then receives a letter of credit or full payment in advance of shipment. Upon shipment, the Company recognizes the revenue associated with the sale of the products to the customer.

Accounts Receivable Allowance Policy

The Company reports accounts receivable in relation to sales of product.  The Company performs an analysis of the receivable balances in order to determine if an allowance for doubtful accounts is necessary.  As of December 31, 2007, no allowance is necessary.

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

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying values of long-lived assets to determine whether or not an impairment to such value has occurred. No impairments were recorded for the year ended December 31, 2007.  The Company recorded an impairment of approximately $505,000 during the period from inception (February 18, 1998) through December 31, 2007.

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the years ended December 31, 2007 and 2006, the dilutive impact of outstanding stock options of 4,188,445 and 3,999,559, respectively, and outstanding warrants of 17,919,028, and 20,897,311 have been excluded because their impact on the loss per share is anti-dilutive.

Income taxes

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

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements for the years ended December, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the years ended December 31, 2007 and 2006 were $67,592 and $2,716,889, respectively.

The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Forfeitures are recognized as incurred.

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

Business and credit concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of December 31, 2007 and 2006, before adjustments for outstanding checks and deposits in transit, the Company had $65,449 and $121,705, respectively, on deposit with three banks. The deposits are federally insured up to $100,000 on each bank.

Warranties

The Company has a warranty policy for its products. No warrant liability has been recorded as of December 31, 2007 based on the limited sales and such amount is deemed immaterial.

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

Fair value of financial instruments

The carrying amounts of financial instruments, including cash, accounts payable and accrued expenses, convertible notes, and payables to related parties approximate fair value because of their short maturity as of December 31, 2007 and 2006.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Statement No. 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.The Company does not believe that the adoption of SFAS 159 will have a material affect on our financial statements.

SFAS No. 141 (R) and SFAS No. 160

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

Management does not believe that there are any recently-issued, but not yet effective accounting pronouncements, which could have a material effect on the accompanying condensed consolidated financial statements

3.     Certain relationships and related transactions

        Loans from related parties

In May of 2007, a former officer and incumbent director of the Company loaned $31,404 to pay a company obligation and in August 2007, the same party loaned $50,000 to the Company so that it could pay certain operating expenses. These amounts are unsecured, bear interest at 6% per annum and are due on demand.  At December 31, 2007, the balance of these loans including interest was $83,596.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Lease agreement with related party

During 2003, the Company entered into a sublease agreement with Scottish Glen Golf Company, Inc. (SGGC) to lease office space in North Hollywood, California for its principal executive offices.  Bruce McKinnon, the former Chief Executive Officer and former Director of the Company, is a beneficial owner of the lessor.

In August 2005, the Company amended this sublease agreement. The original lease term was from November 1, 2003 through October 16, 2005 and carried an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent under this lease is $3,740 per month under this lease.  The Company exercised its option to renew the lease through October 15, 2007.

In January 2006, the Company further amended this sublease agreement, as a result of taking more space and obtaining expanded support services. The term of the sublease was amended to July 31, 2007 and carries an option to renew for two additional years with a 10 percent increase in the rental rate. Monthly rent is $6,208 per month under this amended sublease agreement. Additionally, the Company began leasing two additional office spaces for $964 per month beginning July 2006 on a month-to-month basis.  The Company did not exercise its option to renew this sublease.

On July 12, 2007, SGGC presented to the Company a Three-Day Notice to Pay or Quit, demanding payment of unpaid rent, additional rent and penalties.  On July 19, 2007, SGGC sued the Company in Los Angeles Superior Court, alleging unlawful detainer by the Company of its then-leased corporate offices at 5125 Lankershim Boulevard, North Hollywood, California, and failure to pay past due rent and penalties in the aggregate amount of $104,413.  The Company vacated the premised on July 25, 2007.  (See Note 10 –Commitments and contingencies-Legal matters, Litigation Involving Sublessor of Former Corporate Offices).

Investments from related parties

In June 2007, the Company received $100,000 proceeds for investment in the Spring Offering, from an investor who is more than a 5% beneficial owner of STWA.  (See Note 8-Convertible notes and warrants).

In December, the Company received $200,000 proceeds for investment in the Fall Offering from a Director  who is more than a 5% beneficial owner of STWA.  (See Note 8-Convertible notes and warrants).

Accounts Payable to related parties

As of  December 31, 2007, the Company had accounts payable to related parties in the amount of $323,413, which was composed of $180,375 in unpaid Directors Fees,  $41,342 in unreimbursed expenses incurred by Officers and Directors  and $101,696 accrual for past due rent and contested penalties payable to a company beneficially owned by a former Chief Executive Officer and Director. (See Note 10, Litigation Matters and Leases).

Marketing and promotional services agreement with related party

In July 2006, the Company entered into an agreement with SS Sales and Marketing Group (“SS Sales”), to provide exclusive marketing and promotional services in the western United States and western Canada  (the “Territory”) for the Company’s products. SS Sales will also provide advice, assistance and information on marketing the Company’s products in the automotive after-market, and will seek to recruit and establish a market with distributors, wholesalers and others. SS Sales will be paid a commission equal to 5% of the gross amount actually collected on contracts the Company entered into during the term of the agreement for existing or future customers introduced by SS Sales in the Territory. The agreement has a term of five years unless sooner terminated by either party on 30 days’ notice. In the event of termination, SS Sales will be entitled to receive all commissions payable through the date of termination. No amount was due or paid under this agreement as of December 31, 2007.  SS Sales is owned by Nathan Shelton, who has served as one of the directors of the Company since February 12, 2007.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

4.     Equipment

At December 31, 2007 and 2006, equipment consists of the following:

	December 31,
	2007	2006

Office equipment	$53,043	$50,670
Delivery equipment	34,672	-
Furniture and fixtures	18,957	18,957
Machinery and equipment	54,161	54,161
Dies and molds	3,000	3,000
Testing equipment	147,312	147,312
Leasehold improvements	245,512	236,142
Subtotal	556,657	510,242
Less accumulated depreciation	(355,599)	(188,219)
Total current assets	$201,058	$322,023

 Depreciation expense for the years ended December 31, 2007 and 2006, was $167,380 and $154,457, respectively.  Depreciation expense for the period from inception February 18, 1998 through December 31, 2007 was $355,599.

5.  Income taxes

  Income tax provision consists of the following:

	For the years ended December 31,
	2007	2006

Current:
Federal	$—	$—
State	800	800
Total current	800	800

Deferred:
Federal	—	—
State	—	—
Total deferred	—	—

Total income tax provision	$800	$800

As of December 31, 2007, the Company has recorded a $12,113,659 valuation allowance against a portion of its deferred tax assets, since it was believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.

Failure by the Company to successfully maintain improved margins, grow revenues and/or maintain anticipated savings on future interest costs, and maintain profitable operating results in the near term, could adversely affect the Company's expected realization of some or all of its deferred tax assets and could require the Company to record a valuation allowance against some or all of such assets, which could adversely affect the Company's financial position and results of operations.

The total income tax provision (benefit) was 0% of pretax income (loss) for the years ended December 31, 2007 and 2006, respectively. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2007	2006

Computed tax provision (benefit) at federal statutory rate (34%)	$(2,129,061)	$(3,461,446)
State income taxes, net of federal benefit	(268,524)	(406,769)
Permanent items	561,162	1,087,922
Credits	—	—
Valuation allowance	1,837,223	2,781,093
Income tax provision	$800	$800

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31, 2007		December 31, 2006
	Deferred tax	Deferred tax	Deferred tax	Deferred tax
	assets	liabilities	assets	liabilities

Current:
Accrued liabilities	$538,747	$—	$382,359	$—
Other	272	—	272	—
	539,019	—	382,631	—
Noncurrent:
Net operating loss carry forwards	10,122,130	—	8,490,347	—
Unexercised stock options and warrants	1,133,210	—	1,118,553	—
Credit carryovers	256,757	—	259,391	—
Depreciation	62,543	—	25,515	—
Valuation allowance	(12,113,659)	—	(10,276,437)	—
	(539,019)	—	(382,631)	—
Total deferred taxes net of valuation allowance	$—	$—	$—	$—

  As of December 31, 2007, the Company had net operating losses available for carry forward for federal tax purposes of approximately $25.7 million expiring beginning in 2018. These carryforward benefits may be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

      Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109, “Accounting for Income Taxes (“FIN 48”).” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

       The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, The Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of December 31, 2007. Also as of the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

6.     Stockholders’ deficiency

As of December 31, 2007, the Company has authorized 200,000,000 shares of its common stock, of which 46,470,413 shares were issued and outstanding.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

In April 2006, the Company conducted an offering (the “Overseas Offering”) and sold 473,000 shares of the Company’s common stock at $1.56 per share and issued warrants to purchase up to 118,250 shares of the Company’s common stock at an exercise price of $2.60 per share, to two overseas investors. The Company raised $737,881 gross proceeds ($667,803 net proceeds) in this offering.

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

In September 2006, the Company entered into what is sometimes termed an equity arrangement with an investment banking firm.  Under the arrangement the Company may sell (put) shares of common stock from time to time over a 36-month period, at a purchase price calculated at 97% of the lowest best closing bid for the Company’s common stock for the five trading days following the put notice for cash.  The Company may draw up to $10,000,000. Because the price of the common stock fluctuates, the number of shares of common stock that the Company may issue when the Company exercises the put rights will vary, the Company does not know how many shares will actually be issued under the put. On October 6, 2006, the Company filed a Registration Statement which was effective October 30, 2006 which registered and made available 7,000,000 shares of common stock for possible future draws under the line of credit.

During the years ended December 31, 2007 and 2006, the Company drew down $ 992,055 ($912,683 net of closing costs) and $380,095 ($349,695 net of closing costs) and issued 1,880,421 and 487,484 shares of common stock respectively.  As of December 31, 2007 the Company has drawn down $1,372,150 ($1,262,378 net of closing costs) of this commitment and issued 2,367,905 shares at an average price of $0.58 per share, leaving 4,632,095 shares available under the equity line of credit.

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

In November and December 2006 the Company issued 487,484 shares of common stock under the equity line of credit.  Gross proceeds received of $380,095 and net proceeds received of $349,695.

During the year ended December 31, 2006, individuals exercised outstanding warrants to purchase 2,328,452 shares of common stock for gross and net proceeds of $1,623,327.

During the year ended December 31, 2006, the Company issued 846,549 shares for previously settled payables.

In August 2007, the Company issued 2,597,524 shares in connection with the exercise of options that were originally granted to the late Edward L. Masry.

During the year ended December 31, 2007 the Company issued 1,880,421 shares of common stock under the equity line of credit.  Gross proceeds received of $992,055 and net proceeds received of $912,683.

During the year ended December 31, 2007, the Company issued 1,910,711 shares of common stock in exchange for conversion of  $526,480 of Convertible Notes.

7.     Stock options and warrants

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At December 31, 2007, 3,061,555 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company of which 250,000 are still outstanding.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at December 31, 2007 was 7.10 years. Stock option activity for the years ended December 31, 2007 and 2006, which includes 3,250,000 options granted outside and prior to the adoption of the Plan, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price

Options, January 1, 2004	13,250,000	0.11
Options granted	1,172,652	1.03
Options exercised	—	—
Options cancelled	—	—
Options, December 31, 2004	14,422,652	0.18
Options granted	2,085,909	0.92
Options exercised	—	—
Options cancelled	(10,000,000)	0.10
Options, December 31, 2005	6,508,561	0.53
Options granted	1,313,605	1.21
Options exercised	(2,860,000)	0.10
Options forfeited	(962,607)	0.84
Options cancelled	—	—
Options, December 31, 2006	3,999,559	$0.99
Options granted	238,679	0.55
Options exercised	—	—
Options forfeited	(49,793)	1.96
Options cancelled	—	—
Options, December 31, 2007	4,188,445	$0.95

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of December 31, 2007 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
As of December 31, 2007:
Outstanding	4,188,455	$0.95	7.10
Expected to Vest	4,188,455	$0.95	7.10
Exercisable	3,999,766	$0.97	6.99

     As of December 31, 2007, the exercise price of all options outstanding exceeds the market price of the Company’s stock, and therefore there was no intrinsic value.  Future compensation expense on the options which were not exercisable at December 31, 2007 is $49,089.

Black-Scholes value of employee options

During the years ended December 31, 2007 and 2006, the Company valued employee options for pro-forma purposes at the grant date using the Black-Scholes pricing model with the following average assumptions:

	2007	2006
Expected life (years)	5.06	5.15
Risk free interest rate	4.42%	4.59%
Volatility	116.82%	262.84%
Expected dividend yield	0.00%	0.00%

The weighted average fair value for options granted in 2007 and 2006 were $0.89 and $1.66, respectively.

During the year ended December 31, 2007, the Company granted 238,679 options, to certain employees, exercisable at amounts ranging from $0.35 to $0.85, vested immediately or over one year with a one to ten year life. The options were valued at an aggregate amount of $116,681 (or $0.49 per share on average) using the Black Scholes pricing model using a 5.0 to 5.5 year expected term, 114% to 125% volatility, no annual dividends, and a discount rate of 3.82% to 4.86%.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in Note 10).

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2004	14,252,414	0.48
Warrants granted	2,372,500	1.27
Warrants exercised	(960,500)	0.20
Warrants cancelled	—	—
Warrants outstanding, December 31, 2004	15,664,414	0.62
Warrants granted	5,198,574	1.16
Warrants exercised	(50,500)	0.99
Warrants cancelled	(20,000)	1.50
Warrants outstanding, December 31, 2005	20,792,488	0.75
Warrants granted	3,624,894	1.28
Warrants exercised	(2,328,452)	0.68
Warrants cancelled	(1,191,619)	1.46
Warrants outstanding, December 31, 2006	20,897,311	$0.81
Warrants granted	3,602,701	0.64
Warrants exercised	—	—
Warrants cancelled	(6,580,984)	1.06
Warrants outstanding, December 31, 2007	17,919,028	$0.67

At December 31, 2007 the price of the Company’s common stock was less than the exercise price of all of the warrants, and therefore there was no intrinsic value.

8.    Convertible notes and warrants

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

In April 2006, the Company entered into a one-year agreement with an outside consultant to provide public relations services. The terms of the agreement calls for monthly payments of $7,000. Additionally, the Company issued a five-year warrant to the consultant. The warrant is exercisable for up to 100,000 shares of common stock at an exercise price of $2.30 per share and vests as to 8,333 shares per month commencing April 30, 2006. The shares issuable upon exercise of the warrant have piggyback registration rights.  In August 2006 the Company terminated the agreement.  The consultant earned 41,665 warrants and the remaining balance of 58,335 was forfeited.

During the year ended December 31, 2006, the Company issued additional Notes totaling $1,000,000 which included the conversion of $45,000 of debt owed to the Company’s Chief Financial Officer.  The Company paid related transaction fees of $89,500 resulting in net proceeds to the Company of $865,500.  In addition to the cash paid for transaction fees, 117,857 additional Warrants were issued to certain placement agents. These Warrants expire between August 31, 2010 and February 9, 2011 and are exercisable at a price of $1.00 per share. As of December 31, 2007, 104,670 Warrants remained unexercised.

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
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

For the year ended December 31, 2006, $2,257,620 of the warrant valuations and beneficial conversion factors have been amortized and included in the accompanying statement of operations.

2006-2007 Morale Orchards, LLC, Offering

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

The Note in the amount of $612,500 was purchased by Morale on December 5, 2006 for $500,000 and is convertible at the rate of $0.85 per share into 720,588 shares of the Company’s common stock and the Morale Warrants are exercisable at the same per share price for 360,294 shares of the Company’s common stock.  The Note in the amount of $612,500 purchased by Morale on January 10, 2007 for $500,000 is convertible at the rate of $0.70 per share into 875,000 shares of the Company’s common stock and the Morale Warrants are exercisable at the same per share for 437,500 shares of the Company’s common stock.

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

The aggregate value of the Morale Warrants issued in connection with the December 5, 2006 purchase were valued at $118,348 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.39%; dividend yield of 0%; volatility factors of the expected market price of common stock of 110.21%; and an expected life of five years (statutory term) and vest over 180 days.  The Company also determined that the notes contained a beneficial conversion feature of $230,848.  The value of the Morale Warrants of $118,348, the conversion option of $230,848, and the transaction fees of $112,500 are considered as debt discount and are being amortized over the life of the Note.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The aggregate value of the Morale Warrants issued in connection with the January 10, 2007 purchase were valued at $118,955 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.68%; dividend yield of 0%; volatility factors of the expected market price of common stock of 245%; and an expected life of five years (statutory term) and vest over 180 days.  The Company also determined that the notes contained a beneficial conversion feature of $231,455.  The value of the Morale Warrants of $118,955, the conversion option of $231,455 and the transaction fees of $112,500 are considered as debt discount and are being amortized over the life of the Note.

At December 31, 2007, the December 5, 2006 Moral Note was in default and Default Penalty of $59,750 and Default Interest of $14,742 have been accrued.  (See “Note 11. Subsequent Events-Moral Orchards, LLC Modification Agreement”)

2007 PIPE Offering.  During the year ended December 31, 2007, the Company conducted an offering (the “2007 PIPE Offering”), through Spencer Clarke LLC, as exclusive placement agent, of up to $2,000,000 principal amount of its 10% convertible notes (the “2007 PIPE Notes”).  Interest on the 2007 PIPE Notes, at a rate of 10% per annum, is payable quarterly.  The Notes are due nine months from date of issuance.  The 2007 PIPE Notes are convertible into shares of common stock at an initial conversion price of $0.70 per share (the “Conversion Shares”).  There is no reset to the conversion price for any beneficial conversion feature.

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

Investors in the 2007 PIPE Offering also received a warrant (the “2007 PIPE Warrant”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 150% of the number of shares of common stock into which the 2007 PIPE Notes are convertible (the “Warrant Shares”). The 2007 PIPE Warrant will be exercisable on a cash basis only and will have registration rights.  The 2007 PIPE Warrant is exercisable at an initial price of $1.00 per share, and is exercisable immediately upon issuance and for a period of three years from the date of issuance.

Promptly, but no later than 90 days following the closing date of the 2007 PIPE Offering, the Company is required to file a Registration Statement with the SEC to register the Conversion Shares and the Warrant Shares. The Company shall use its best efforts to ensure that such Registration Statement is declared effective within 120 days after filing.

Pursuant to the terms of the PIPE Notes, if a Registration Statement is not filed on the 91st day following the closing date, (i) the interest rate on the PIPE Notes increased from 10% to 18% per annum until the event of default is cured and (ii) the holders of the PIPE Notes became entitled to receive additional warrants in an amount equal to 25% of the PIPE Warrants originally issued, for each 60-day period that the Company remains in default.

During the year ended December 31, 2007, the Company issued $400,000 of the PIPE Notes which could be converted into 571,429 shares of the Company’s common stock and 2007 PIPE Warrants to purchase 857,144 shares of the Company’s common stock. These warrants expire March 1, March 30 and April 2, 2010 and are exercisable at a price of $1.00 per share. The Company had related transaction fees of $48,000, resulting in net proceeds to the Company of $352,000. In addition to the transaction fees, warrants to purchase 57,143 shares of the Company’s common stock were issued to Spencer Clarke LLC, the Company’s exclusive placement agent for the 2007 PIPE Offering. These warrants expire March 1, March 30 and April 2, 2010 and are exercisable at a price of $0.70 per share.

The aggregate value of the 2007 PIPE Warrants issued in connection with this offering and the warrants issued to the placement agent were valued at $256,533 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4.40% to 5.16%; dividend yield of 0%; volatility factors of the expected market price of common stock of 100.28% to 114.98%; and an expected life of two years (statutory term). The Company also determined that the notes contained a beneficial conversion feature of $62,857.

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

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

On August 29, 2007, the Company entered into a Modification Agreement with the 2007 PIPE note holders. The Modification Agreement was entered into as a result of negotiations between the Company and Spencer Clarke, LLC ("Spencer Clarke"), the Company's exclusive placement agent for the 2007 PIPE Offering, after the Company failed to file with the Securities and Exchange Commission (the "SEC") in a timely manner a Registration Statement to register the shares of the Company's common stock into which the PIPE Notes are convertible and for which the PIPE Warrants may be exercised.

          Pursuant to the Modification Agreement, the parties have agreed as follows:
▪
Promptly, but no later than November 30, 2007 (instead of on or before July 2, 2007), the Company shall file the Registration Statement with the SEC to register the Conversion Shares and the Warrant Shares.

▪	Effective August 1, 2007, the interest rate on the PIPE Notes shall be increased from 10% per annum to 18% per annum until such time as the Registration Statement is declared effective by the SEC.
▪	The price at which the PIPE Notes may be converted into Conversion Shares (the "Conversion Price") shall be reduced from $0.70 to $0.45 per share.
▪
Each Investor shall receive, for no additional consideration, additional warrants ("Additional Warrants") in an amount equal to an additional 50% of the PIPE Warrants originally issued pursuant to the terms of the 2007 PIPE Offering. These Additional Warrants total 428,575 and shall have the same registration rights as are described in the Private Placement Memorandum dated January 12, 2007 (the "Offering Memorandum") used in connection with the 2007 PIPE Offering applicable to the PIPE Warrants; shall be exercisable immediately upon issuance; shall remain exercisable for a period of five years from the date of the Modification Agreement, on a cash basis only, at an initial exercise price of $0.45 per share; and shall, in all other respects, have the same terms and conditions, and be in the same form, as the PIPE Warrants.

▪
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

The aggregate value of the 2007 PIPE Warrants issued in connection with this Modification Agreement were valued at $138,107 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4.43%; dividend yield of 0%; volatility factors of the expected market price of common stock of 113.55%; and an expected life of two years (statutory term).

On November 30, 2007, the Company and the Investors entered into the Second Modification Agreement and pursuant to this agreement have agreed as follows:

▪	The Investors have agreed to forgive all accrued interest on their PIPE Notes, from the date of issuance thereof through December 14, 2007.
▪
On December 14, 2007, the Company agreed to pay all Investors 50% of the principal amount of their original PIPE Notes which equals a total cash repayment of $200,000.  Additionally, in repayment of the other 50% of the principal amount of the original PIPE Notes, the Company, on December 14, 2007, agreed to issue to Investors a total of 1,060,000 shares of the Company’s common stock (the “Conversion Shares”).

▪
Concurrently with the cash payment and the issuance of the Conversion Shares as noted in paragraph 2 above, the Investors agreed to deliver to the Company the original of the PIPE Notes, which will be marked and deemed cancelled and of no further force or effect.

▪
In further consideration of the above terms and conditions, the Investors have agreed that the Company shall not be required to, and shall not, file a Registration Statement with the Securities and Exchange Commission or any state securities agency to register or qualify the PIPE Notes, the Conversion Shares, the PIPE Warrants, or any shares issuable pursuant to the PIPE Warrants (the Warrant Shares”).  The Conversion Shares and Warrant Shares when issued will be deemed restricted securities and bear appropriate legends.

▪
The terms and conditions of the PIPE Warrants, to the extent not expressly amended in the Second Modification Agreement, shall remain in full force and effect in furtherance of the terms and conditions set forth in the Modification Agreement.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Payment of $200,000 was made by the Company in accordance with the Second Modification Agreement, the Original Notes were surrendered by the Investors and 1,060,000 shares of common stock were issued to the Investors on December 27, 2007.  Included in interest expense is the excess of the cost to settle the obligation over the carrying value at the settlement date totaling $222,368.

2007 Spring Offering. From June 13, 2007 through June 26, 2007, the Company conducted a private offering (the “Spring 2007 Offering”) of up to $550,000 aggregate face amount of its convertible notes (the “Spring 2007 Notes”) with a small number of accredited investors. Of this amount, $451,000 aggregate face amount of the Spring 2007 Notes were sold for an aggregate purchase price of $410,000 net proceeds. Therefore, while the stated interest rate on the Spring 2007 Notes is 0%, the implied interest rate on the Spring 2007 Notes is 10%. The Spring 2007 Notes mature on the first anniversary of their date of issuance. The Spring 2007 Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Spring 2007 Offering (the “Conversion Prices”). On the first closing, 1,002,941 Conversion Shares are issuable at Conversion Price of $0.34 per share. On the second closing, 207,548 conversion shares are issuable at a conversion price of $0.53 per share. The per share price of the Company’s common stock on the Pink Sheets during this period ranged from a low bid price (intraday) of $0.35 to a high bid price (intraday) of $0.59.

Each of the investors in the Spring 2007 Offering also received a warrant (the “Spring 2007 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Spring 2007 Notes are convertible (the “Warrant Shares”). Each Spring 2007 Warrant is exercisable on a cash basis only at an initial price of $0.50 per share, and is exercisable immediately upon issuance and for a period of two years from the date of issuance. A total of 605,242 Warrant Shares were issued.  Investors converted $110,000 of the Convertible Notes into 265,538 shares of the Company’s common stock during October and November 2007.

The aggregate value of the Spring 2007 Offering Warrants issued in connection with the June 13, 2007 closing were valued at $59, 296 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 5.11%; dividend yield of 0%; volatility factors of the expected market price of common stock of 113.56%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $119,472.  The value of the Spring 2007 Offering Warrants of $59,296, the conversion option of $119,472, and the transaction fees of $31,000 are considered as debt discount and are being amortized over the life of the Note.

The aggregate value of the Spring 2007 Offering Warrants issued in connection with the June 26, 2007 closing were valued at $19, 580 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 5.11%; dividend yield of 0%; volatility factors of the expected market price of common stock of 117.65%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $21,655.  The value of the Spring 2007 Offering Warrants of $19,580, the conversion option of $21,655 and the transaction fees of $112,500 are considered as debt discount and are being amortized over the life of the Note.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

2007 Summer Offering. From August 8, 2007 through September 27, 2007, the Company conducted a private offering (the "Summer 2007 Offering") of up to $330,000 aggregate face amount of its convertible notes (the "Summer 2007 Notes") with a small number of accredited investors. Of this amount, $309,980 aggregate face amount of the Summer 2007 Notes were sold for an aggregate purchase price of $281,800 net proceeds. While the stated interest rate on the Summer 2007 Notes is 0%, the implied interest rate on the Summer 2007 Notes is 10%. The Summer 2007 Notes mature on the first anniversary of their date of issuance. The Summer 2007 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the "Conversion Shares") at a conversion price equal to the average of the closing bid price of the Company's common stock for the five trading days preceding the closing date of the Summer 2007 Offering (the "Conversion Prices"). Up to 837,784 Conversion Shares are issuable at a Conversion Price of $0.37 per share.

Each of the investors in the Summer 2007 Offering also received a warrant (the "Summer 2007 Warrants"), entitling the holder to purchase a number of shares of the Company's common stock equal to 50% of the number of shares of common stock into which the Summer 2007 Notes are convertible (the "Warrant Shares"). Each Summer 2007 Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance. A total of 418,892 Warrant Shares were issued. In November 2007, Investors converted $216,480 of the Convertible Notes into 585,173 shares of the Company’s common stock.

The aggregate value of the Summer 2007 Offering Warrants issued in connection with the September 28, 2007 closing were valued at $60,678 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4,87%; dividend yield of 0%; volatility factors of the expected market price of common stock of 124.83%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $69,055.  The value of the Summer 2007 Offering Warrants of $60,678, the conversion option of $69,055 and the transaction fees of $28,180 are considered as debt discount and are being amortized over the life of the Note.

2007 Fall Offering. From November 14, 2007 through December 17, 2007, the Company conducted a private offering (the "Fall 2007 Offering") of up to $1,100,000 aggregate face amount of its convertible notes (the "Fall 2007 Notes") with a small number of accredited investors. Of this amount, $622,600 aggregate face amount of the Fall 2007 Notes were sold for an aggregate purchase price of $566,000 net proceeds. While the stated interest rate on the Fall 2007 Notes is 0%, the implied interest rate on the Fall 2007 Notes is 10%. The Fall 2007 Notes mature on the first anniversary of their date of issuance. The Fall 2007 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the "Conversion Shares") at a conversion price equal to the average of the closing bid price of the Company's common stock for the five trading days preceding the closing date of the Fall 2007 Offering (the "Conversion Prices"). Up to 1,596,410 Conversion Shares are issuable at a Conversion Price of $0.39 per share.

Each of the investors in the Fall 2007 Offering also received a warrant (the "Fall 2007 Warrants"), entitling the holder to purchase a number of shares of the Company's common stock equal to 50% of the number of shares of common stock into which the (Fall 2007 Notes) are convertible (the "Warrant Shares"). Each Fall 2007 Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance. Up to 796,205 Warrant Shares are initially issuable on exercise of the Fall 2007 Warrants.

The aggregate value of the Fall 2007 Offering Warrants issued in connection with the December 17, 2007 closing were valued at $95,290 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 5.11%; dividend yield of 0%; volatility factors of the expected market price of common stock of 137.25%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $63,362.  The value of the Fall 2007 Offering Warrants of $95,290, the conversion option of $63,362, and the transaction fees of $56,600 are considered as debt discount and are being amortized over the life of the Note.

On March 10, 2008, 442,820 shares of the Company’s common stock were issued to noteholders in the 2007 Fall Offering who converted and cancelled Convertible Notes in the amount of $172,700 at a conversion price of $0.39 per share.

 9.    Research and development

 The Company has research and development facilities in Morgan Hill, California. The Company has expanded research and development to include application of the ZEFS, MK IV and CAT-MATE technologies for diesel engines, motorbikes, boats, generators, lawnmowers and other small engines.  The Company has purchased test vehicles, test engines and testing equipment.  The Company has completed testing on products incorporating its ZEFS, MK IV and CAT-MATE technologies for multiple automobiles, trucks, motorcycles, off-road vehicles and stationary engines, the results of which were provided to RAND Corporation (RAND) for evaluation.  The Company spent $600,816 and $401,827 for the years ended December 31, 2007 and 2006, respectively.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

10.  Commitments and contingencies

Legal matters

On December 19, 2001, the SEC filed civil charges in the United States Federal District Court, Southern District of New York, against the Company, the Company’s former President and then sole director Jeffrey A. Muller, and others, alleging that the Company and the other defendants were engaged in a fraudulent scheme to promote the Company’s stock. The SEC complaint alleged the existence of a promotional campaign using press releases, Internet postings, an elaborate website, and televised media events to disseminate false and materially misleading information as part of a fraudulent scheme to manipulate the market for stock in the Company which was then controlled by Mr. Muller. On March 22, 2002, the Company signed a Consent to Final Judgment of Permanent Injunction and Other Relief in settlement of this action as against the corporation only, which the Court approved on July 2, 2002. Under this settlement, the Company was not required to admit fault and did not pay any fines or restitution.

On July 2, 2002, after an investigation by the Company’s newly constituted board of directors, the Company filed a cross-complaint in the SEC action against Mr. Muller and others seeking injunctive relief, disgorgement of monies and stock and financial restitution for a variety of acts and omissions in connection with sales of the Company’s stock and other transactions occurring between 1998 and 2002.  Among other things, the Company alleged that Mr. Muller and certain others sold Company stock without providing adequate consideration to the Company; sold insider shares without making proper disclosures and failed to make necessary filing required under federal securities laws; engaged in self-dealing and entered into various undisclosed  related-party transactions; misappropriated for their own use proceeds from sales of the Company’ stock; and entered into various undisclosed arrangement regarding the control, voting and disposition of their stock.

On July 30, 2002, the U.S. Federal District Court, Southern District of New York, granted the Company’s application for a preliminary injunction against Mr. Muller and others, which prevented Mr. Muller and other cross-defendants from selling, transferring, or encumbering any assets and property previously acquired from the Company, from selling or transferring any of the Company’s stock that they may have owned or controlled, or from taking any action to injure the Company or the Company’s business and from having any direct contact with the Company’s shareholders. The injunctive order also prevented Mr. Muller or his  nominees from engaging in any effort to exercise control over the Company’s corporation and from serving as an officer or director of the Company.

In the course of the litigation, the Company has obtained ownership control over all patent rights to the ZEFS device.

On January 4, 2007, the Court entered a final judgment against Jeffrey Muller which barred Mr. Muller from serving as an officer or director of a public company for a period of 20 years, ordered Mr. Muller to disgorge any shares of the Company’s stock that he still owns and directed the Company to cancel any issued and outstanding shares of the Company’s stock still owned by Mr. Muller. Mr. Muller was also ordered to disgorge unlawful profits in the amount of $7.5 million and to pay a civil penalty in the amount of $100,000.  Acting in accordance with the ruling and decision of the Court, the Company has canceled (i) 8,047,403 shares of common stock that had been held by Mr. Muller and/or his affiliates, (ii) options to acquire an additional 10,000,000 shares of the Company’s common stock held by Mr. Muller personally and (iii) $1,017,208 of debt which Mr. Muller claimed was owed to him by the Company.  After an appeal filed by Mr. Muller was dismissed the Judgment against him is considered final.

On February 8, 2007, Federal Magistrate Judge Maas issued a post-judgment order, at the Company’s request, which further concluded that all of the shares of the Company’s stock held by Mr. Muller or any of his nominees directly or indirectly owned or controlled were to be recaptured by the Company and were subject to disgorgement and forfeiture.  The ruling provided that all shares, options and any other obligations allegedly owed by the Company to Mr. Muller were to be disgorged in our favor and confirmed the earlier judgment holding Mr. Muller liable for $7.5 million in actual damages, imposing a $100,000 fine and barring Mr. Muller from any involvement with a publicly traded company for 20 years.  With prejudgment interest, this ruling brings the actual damages against Muller to over $11 million.  Additionally, the Court clarified that the order required the disgorgement of any shares of the Company’s stock that Mr. Muller or any of his nominees directly or indirectly owned or controlled.  In furtherance of this order, the Company has taken action to cancel over 3.6 million shares which had been issued to offshore companies.  The Order also confirmed the appropriateness of actions previously taken by the Company to acquire the patent rights and to consolidate the manufacturing, marketing and distribution rights with its ownership of all rights to the existing patents.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Patent Infringement Claims by Jeffrey A. Muller

In April 2005, Jeffrey A. Muller, the Company’s former sole director and executive officer, filed a complaint against the Company in the Federal District Court for the Central District of California, seeking declaratory and injunctive relief and alleging unfair competition in connection with a claimed prior patent interest in the ZEFS device and stock option rights. In seeking declaratory relief, Mr. Muller is seeking to have the patent rights in the ZEFS device that were previously transferred to the Company by Mr. Muller’s bankruptcy trustee declared null and void.

This lawsuit brought by Mr. Muller arose out of the same claims that were the subject of litigation in the Federal District Court for the Southern District of New York, in which the Court entered judgment against Mr. Muller.  Those claims are pending further proceedings.  While the Company believes that the Company has valid claims and defenses, there can be no assurance that an adverse result or outcome on the pending motions or a trial of this case would not have a material adverse effect on the Company’s financial position or cash flow.

Litigation Involving Scottish Glen Golf Company

We are involved in litigation with Scottish Glen Golf Company, Inc. (SGGC) doing business as KZ Golf, Inc., the Company’s previous landlord on claims in the aggregate amount of $104,413.   The Company does not dispute the fact that certain amounts of unpaid past rent are due but does dispute that it owes the aggregate of $104,413 demanded by SGGC; more than half of which are purported “late fees” which was assessed at the rate of $100 per day.  It is the Company’s position that the late fees are void and unenforceable and that the Company is entitled to a set-off for office space that reverted back to SGGC.

While the Company believes that the Company has valid claims and defenses, given the inherent uncertainties of litigation, the Company cannot predict the outcome of this matter.  Accordingly, there can be no assurance that an adverse result or outcome of this matter would not have a material adverse effect on the Company’s financial position or cash flow.  The Company believes that these claims arose from acts of a related party involving a former officer and director and his wife as a beneficial owners of SGGC.

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

On November 9, 2006, Eugene Eichler, who served as the Company’s Chief Executive Officer and Chief Financial Officer, resigned due to a medical disability. His resignation as Chief Executive Officer took effect on November 20, 2006 and his resignation as Chief Financial Officer took effect on January 8, 2007. He continued to serve as a director of the Company.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Under the terms of the separation agreement as an officer of the Company, Mr. Eichler is entitled to be paid out the remainder of the cash portion of his employment agreement, at a rate of $300,000 per annum, through December 31, 2007, in accordance with the Company’s normal pay policies. Options granted to him in February 2006 have been accelerated, fully vested on November 20, 2006 and the related compensation was expensed.  Additionally, Mr. Eichler will have until November 20, 2007 to exercise such options. Mr. Eichler is also entitled to receive a stock option grant in 2007 equal to the lesser of (i) the number of stock options he was granted in 2006 or (ii) the highest number of options granted to any of the then Chief Executive Officer, President or Chief Financial Officer on an annualized basis, on terms no less favorable as granted to such person; provided, however, that such options to be granted to the former officer shall be fully vested upon grant and shall be exercisable for one year from the date of grant. The Company and the former officer have waived any claims they may have against each other and have agreed to mutual indemnification.  The Company expensed $345,000 for the remaining term of Mr. Eichler’s employment agreement and benefits for the year ended December 31, 2006. (See below for additional Transactions related to Mr. Eichler)

On June 15, 2007, the Company and Bruce H. McKinnon agreed and entered into an agreement that Mr. McKinnon would resign as Chief Executive Officer of the Company effective on the first to occur of (i) the appointment of a new Chief Executive Officer by the Board of Directors and (ii) July 31, 2007.  At the time of the filing of the Current Report on Form 8-K announcing such matter (the “Form 8-K”), and as stated therein, it was intended that Mr. McKinnon would continue to serve as President of the Company and would continue to receive the compensation provided for in accordance with the provisions of the employment agreement dated as of October 5, 2005 between the Company and Mr. McKinnon, through December 31, 2007, the end of the term of that agreement. Additionally, as stated in the Form 8-K, Mr. McKinnon will continue to serve as a director of the Company, until Mr. McKinnon has resigned, been removed by the stockholders or not been re-elected to the Board. The Company and Mr. McKinnon have waived any claims the Company and Mr. McKinnon may have against each other and have agreed to mutual indemnification.

On July 18, 2007, Bruce H. McKinnon was removed by the Board of Directors as President and Chief Executive Officer of the Company and its wholly-owned subsidiary, STWA Asia, effective immediately.  Mr. McKinnon also was removed by the Board of Directors as a director of STWA Asia, effective immediately.  Mr. McKinnon continued to serve as a director of the Company, until Mr. McKinnon resigned in November 2007. The Company expensed $111,381 for the remaining term of Mr. McKinnon’s employment agreement and benefits for the year ended December 31, 2007.

As an interim matter, on July 18, 2007, the Board of Directors appointed incumbent director and former President and Chief Executive Officer of the Company Eugene E. Eichler as Interim President and Chief Executive Officer of the Company.  Mr. Eichler served without cash compensation and resigned on July 25, 2007 at which time Charles Blum assumed the positions of President and Chief Executive Officer. On October 18, 2007, the Board appointed Mr. Eichler as Interim Chief Financial Officer to serve in this capacity at no salary until a replacement is appointed and extended the expiration date of Mr. Eichler’s options to November 20, 2008.  These options would have expired on November 20, 2007.  Mr. Eichler did not stand for reelection as a director at the December 13, 2007 Shareholder Meeting.

Effective July 18, 2007, the Company entered into an employment agreement with Mr. Charles R. Blum to serve as the Company’s President and Chief Executive Officer.  Pursuant to the Employment Agreement, Mr. Blum’s employment is for a one-year term, subject to automatic one-year extensions and provides for annual base compensation of $200,000 per year, subject to periodic review and adjustment.  In addition, Mr. Blum will receive an automobile allowance of $900 per month and four weeks of paid vacation annually.  Also, Mr. Blum is entitled to participate in all employee benefit plans that the Company makes available to the Company’s employees generally; provided that if Mr. Blum elects not to participate in the Company’s group medical insurance plan, Mr. Blum will be reimbursed in an amount equal to the lesser of (i) the premium the Company would have paid to include Mr. Blum as a participant in that group health insurance plan and (ii) the sums paid by Mr. Blum in connection with maintaining Mr. Blum’s private health insurance.  The Company will also reimburse Mr. Blum the reasonable costs paid by Mr. Blum for maintaining DSL Internet access and other direct costs of maintaining an office at Mr. Blum’s home, but only until such time as the Company shall provide Mr. Blum with an office at a location reasonably acceptable to Mr. Blum.

Minimum guaranteed compensation payments under Mr. Blum’s employment agreement amounts to approximately $123,000 for the year 2008.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Consulting agreements

In April 2006, the Company entered into a one-year agreement with an outside consultant to provide public relations services. The terms of the agreement calls for monthly payments of $7,000. Additionally, the Company issued a five-year warrant to the consultant. The warrant is exercisable for up to 100,000 shares of common stock at an exercise price of $2.30 per share and vests as to 8,333 shares per month commencing April 30, 2006. The shares issuable upon exercise of the warrant have piggyback registration rights.  In August 2006 the Company terminated the agreement.  The consultant earned 41,665 warrants and the remaining balance of 58,335 was forfeited.

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

For Spencer Clarke’s services the Company has agreed to pay Spencer Clarke a nonrefundable fee of $20,000 per month, payable in advance. The first payment, in the amount of $60,000 and covering three months, was due by the Company on March 1, 2007. No payments have been made under this agreement. The Company will also reimburse Spencer Clarke for expenses it incurs in connection with the performance of its services under the Consulting Agreement, provided that expenses in excess of $2,000 require the Company’s prior approval before such expenses may be incurred by Spencer Clarke.

On December 13, 2007, the Company entered into an agreement with a consultant to provide financial and marketing services.  Compensation is to be paid on an hourly rate, half in cash and half in the Company’s common stock to be issued on the first day of the second month after services are provided.

On December 13, 2007, the Company entered into an agreement with a consultant to provide coordination services with various governmental agencies, in California for a fee of $2,500 plus 10,000 shares of the Company’s common stock.

Leases

In September 2005, the Company entered into a lease for a testing facility located in Morgan Hill, California. The term of the lease is from September 1, 2005 through August 31, 2007 and carries an option to renew for two additional years at the then prevailing market rate. Monthly rent is $2,240 per month under this lease. The lease was amended in February 2006 for additional space. Monthly rate under the amended lease is $4,160 per month.  The Company renewed this lease on August 9, 2007 for an additional two-year term.  The rent is $4,640 per month for the first six months of the new term of the lease and $5,480 per month for the remaining eighteen months of the new term of the lease.

Total rent expense under these leases for the years ended December 31, 2007 and 2006, is $177,799 and $165,879, respectively.

The following is a schedule by years of future minimum rental payments required under the non-cancelable operating lease at the Company’s Morgan Hill facility as of December 31, 2007.

Years Ending December 31,

2008	$65,280
2009	44,800
Total	$110,080

11.  Subsequent events

Morale Orchard, LLC Modification Agreement

A Modification and Satisfaction Agreement was entered into effective as of January 31, 2008, by and among Save the World Air, Inc. (the “Company”), Morale Orchards, LLC (“Morale”) and Matthews & Partners, a law firm (the “Matthews Law Firm”).

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

On December 5, 2006, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Morale, pursuant to which Morale purchased from the Company two (2) Convertible Promissory Notes, one dated December 5, 2006 (the “2006 Morale Note”), in the principal face amount of $612,500, and another, dated January 10, 2007 (the “2007 Morale Note”), also in the principal face amount of $612,500 (collectively, the “Morale Notes”), and two (2) warrants, one accompanying the 2006 Morale Note, and the other accompanying the 2007 Morale Note.  Each warrant provides Morale the right to purchase shares of common stock of the Company. The aggregate purchase price for the Morale Notes and Morale Warrants was $1,000,000, of which $500,000 was paid by Morale and received by the Company on or about December 5, 2006, and of which $500,000 was paid by Morale and received by the Company on or about January 10, 2007;

The 2006 Morale Note is convertible at the rate of $0.85 per share into 720,588 shares of the Company’s common stock, and the 2007 Morale Note is convertible at the rate of $0.70 per share into 875,000 shares of the Company’s common stock;

The 2006 Morale Warrant is exercisable at $0.85 per share for 360,294 shares of the Company’s common stock, and the 2007 Morale Warrant is exercisable at $.70 per share for 437,500 shares of the Company’s common stock;

The Note Purchase Agreement provides, in pertinent part, that in the event the Company has not repaid each of the Morale Notes in full by the anniversary date of their issuances, the principal balances of each note shall be increased by ten percent (10%) and the Company shall pay interest at two and one-half percent (2½%) per month, compounded daily, for each month until each of the Morale Notes is paid in full.

As of January 31, 2008, both the 2006 and 2007 Morale Notes were unpaid, and neither of the Morale Notes nor the Morale Warrants have been converted into shares of common stock of the Company.

Morale also has piggy-back registration rights pursuant to which Morale may require the Company to include the shares of the Company’s common stock issuable upon conversion of the Morale Notes and exercise of the Morale Warrants in certain future registration statements the Company may elect to file.

The amount due and owing as of January 31, 2008, under the 2006 Morale Note is $689,327. The amount due and owing as of January 31, 2008, under the 2007 Morale Note is $672,885.

The Company borrowed the principal sum of $20,000 from Morale on October 30, 2007, at an interest rate of ten percent (10%) per annum. Principal and accrued interest under the Morale Note is due on demand, and no payments there under have been made by the Company.

Morale is beneficially owned by Leodis Matthews, who, through his law firm, the Matthews Law Firm, serves as outside legal counsel to the Company.  The Company is indebted to the Matthews Law Firm for unpaid legal fees and costs through January 31, 2008, in the aggregate amount of $472,762.

The Company, Morale and the Matthews Law Firm now desire to modify the terms and provisions of, and to provide for the satisfaction of the Company’s obligations under, the Morale Notes, the Additional Morale Note and the Matthews Law Firm Debt, pursuant to the terms and conditions set forth in this Modification and Satisfaction Agreement.

 The Company, Morale and the Matthew Law Firm agreed to the following:

1.    Waiver of Interest.

(i)	Morale agrees to forgive and waive any and all accrued interest on the Morale Notes from and after January 31, 2008;

(ii)	Morale agrees to forgive and waive any and all accrued interest due on the Additional Morale Note from the date of its issuance; and

(iii)	The Matthews Law Firm agrees to forgive any and all interest which may have accrued on the Matthews Law Firm Debt.

2.    Cancellation of Notes, Debt and Obligations.  Upon the execution of this Modification and Satisfaction Agreement, the 2006 Morale Note, the 2007 Morale Note, the Additional Morale Note, the Unpaid 2006 Morale Note Debt, the Unpaid 2007 Morale Note Debt, the Unpaid Additional Morale Note Debt and the Matthews Law Firm Debt, shall all be cancelled, be deemed satisfied in full and be of no further force or effect, effective January 31, 2008.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

3.    No Registration Rights.  Upon execution hereof, the Morale Registration Rights shall be cancelled and be of no further force or effect.

4.    Issuance of Shares.  In consideration of this Modification and Satisfaction Agreement, including the waivers and cancellations as set forth in paragraphs 1 and 2, above, upon execution hereof, and concurrently with the waivers and cancellations provided hereunder, the Company shall issue a total of 7,421,896 shares of its common stock to Morale and the Matthews Law Firm, allocable as follows:  (i) 2,759,308 shares shall be issued to Morale arising out of and in exchange for cancellation of the 2006 Morale Note and the Unpaid 2006 Morale Note Debt; (ii) 2,691,540 shares shall be issued to Morale arising out of and in exchange for cancellation of the 2007 Morale Note and the Unpaid 2007 Morale Note Debt; (iii) 80,000 shares shall be issued to Morale arising out of and in exchange for cancellation of the Additional Morale Note and the Unpaid Additional Morale Note Debt; and (iv) 1,891,048 shares shall be issued to the Matthews Law Firm arising out of and in exchange for cancellation of the Matthews Law Firm Debt.  The Company shall not be required to, and shall not, file a Registration Statement with the Securities and Exchange Commission or any state securities agency to register or qualify the shares of common stock of the Company issuable to Morale and the Matthews Law Firm hereunder, and all such shares when issued shall be deemed restrictive securities and bear appropriate legends.

5.    Morale Warrants.  The terms and conditions of the Morale Warrants, to the extent not expressly amended in this Modification and Satisfaction Agreement, shall remain in full force and effect.

On March 10, 2008, 80,000 shares of the Company’s common stock were issued to Morale Orchards, LLP, in cancellation of a note payable in the amount of $20,000 as part of the Modification Agreement entered into on January 31, 2008 between the Company and Morale Orchards, LLP and Matthews & Partners.

On March 10, 2008, 5,450,848 shares of the Company’s common stock were issued to Morale Orchards, LLP, in conversion and cancellation of the Convertible Notes issued December 5, 2006 and January 10, 2007 in the amount of $1,362,712 as part of the Modification Agreement entered into on January 31, 2008 between the Company and Morale Orchards, LLP and Matthews & Partners.

On March 10, 2008, 1,891,048 shares of the Company’s common stock were issued to Leodis C. Matthews, APC, in cancellation of accrued professional fees in the amount of $472,762 as part of the Modification Agreement entered into on January 31, 2008 between the Company and Morale Orchards, LLP and Matthews & Partners.

As a result of the debt cancelled and shares of common stock issued in connection with the Modification Agreement, the Company incurred non-cash interest expense of $691,665 and non-cash legal expense of $236,572 which was recorded in the first quarter of 2008.

2008 Winter Offering

From December 27, 2007 to February 29, 2008  the Company conducted an offering (the “2008 Winter Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “ 2008 Winter Notes”) with a small number of accredited investors.  Of this amount, $521,400 aggregate face amount of the 2008 Winter Notes were sold for an aggregate purchase price of $474,000 net proceeds.  Therefore, while the stated interest rate on the 2008 Winter Notes is 0%, the implied interest rate on the 2008 Winter Notes is 10%.  The 2008 Winter Notes mature on the first anniversary of their date of issuance.  The 2008 Winter Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Winter Offering (the “Conversion Price”).  Up to $1,042,800 Conversion Shares are issuable at a Conversion Price of $0.50 per share.

Each of the investors in the 2008 Winter Offering received, for no additional consideration, a warrant (the “ 2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Winter Notes) are convertible (the “2008 Warrant Shares”)  Each  2008 Winter Warrant is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 521,400 2008 Warrant Shares are initially issuable on exercise of the 2008 Winter Warrants.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The aggregate value of the Winter 2008 Offering Warrants issued in connection with the February 29, 2008 closing were valued at $96,883 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of  4.16%; dividend yield of 0%; volatility factors of the expected market price of common stock of 136.14%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $117,739.  The value of the 2008 Winter Offering Warrants of $96,883, the conversion option of $117,739, and the transaction fees of $47,400 are considered as debt discount and are being amortized over the life of the Note.

Loan from Director

On January 30, 2008, a Company Director advanced $10,000 for operating expenses and was repaid on February 27, 2008.