Form 10QSB
period 2008-03-31
SAVE THE WORLD AIR INC
filed 2008-05-13
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

The number of shares of the Registrant’s Common Stock outstanding as of May 7, 2008 was 56,109,125 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

Table of Contents

SAVE THE WORLD AIR, INC.
FORM 10-QSB
 INDEX

Page
PART I	3

ITEM 1. Financial Statements	3
Condensed consolidated balance sheets	3-4
Condensed consolidated statements of operations (unaudited)	5
Condensed consolidated statement of changes in stockholders’ deficiency (unaudited)	6-32
Condensed consolidated statements of cash flows (unaudited)	33-34
Notes to condensed consolidated financial statements (unaudited)	35
ITEM 2. Management’s Discussion and Analysis or Plan of Operations	52
ITEM 3. Controls and Procedures	62

PART II	64

ITEM 1. Legal Proceedings	64
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	64
ITEM 3. Defaults Upon Senior Securities	66
ITEM 4. Submission of Matters to a Vote of Security Holders	66
ITEM 5. Other Information	66
ITEM 6. Exhibits	66

SIGNATURES	67

EXHIBIT INDEX	68

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I
Item 1. Financial Statements
SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED BALANCE SHEETS
 MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	March 31, 2008	December 31,
	(unaudited)	2007

ASSETS

Current assets
Cash	$143,127	$47,660
Accounts receivable, net of allowance for doubtful accounts of $1,380 and $0, respectively	-	1,380
Inventory	30,256	30,256
Other current assets	22,700	20,552

Total current assets	196,083	99,848

Equipment, net	163,599	201,058

Other assets	4,500	4,500

Total assets	$364,182	$305,406

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED BALANCE SHEETS
 MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	March 31, 2008	December 31,
	(unaudited)	2007

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities

Accounts payable-related parties	$344,587	$323,413
Accounts payable-other	929,632	716,986
Accrued expenses	685,748	742,719
Accrued research and development fees	38,347	53,347
Accrued professional fees	270,113	747,261
Loan payable-related party	84,817	83,596
Loan payable-other	—	20,334
Convertible debentures, net-related parties	315,419	227,136
Convertible debentures, net-others	414,483	1,078,408
Convertible debentures, net-other-default	—	671,992

Total current liabilities	3,083,146	4,665,192

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 54,751,117 and 46,470,413 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	54,752	46,471
Common stock to be issued	459,105	4,000
Additional paid-in capital	35,741,366	32,280,083
Deficit accumulated during the development stage	(38,974,187)	(36,690,340)

Total stockholders’ deficiency	(2,718,964)	(4,359,786)

Total liabilities and stockholders’ deficiency	$364,182	$305,406

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD
 FEBRUARY 18, 1998 (DATE OF INCEPTION) TO MARCH 31, 2008

			Cumulative
	March 31,	March 31,	since
	2008	2007	inception

Net sales	$—	$22,000	$69,000
Cost of goods sold	—	5,360	24,120

Gross profit	—	—	44,880
Operating expenses	760,142	1,279,775	27,619,463

Research and development expenses	259,670	340,452	5,065,9000

Non-cash patent settlement cost	—	—	1,610,066

Loss before other income(expense)	(1,019,812)	(1,603,587)	(34,250,549)

Other income(expense)
Other income	200	87	3,709
Interest income	354	17	16,696
Interest expense	(1,254,906)	(309,878)	(5,747,286)
Loss on sale of equipment	(9,683)	—	(9,683)
Settlement of litigation and debt	—	—	1,017,208

Loss before provision for income taxes	(2,283,847)	(1,913,361)	(38,969,905)

Provision for income taxes	—	800	4,282

Net loss	$(2,283,847)	$(1,914,161)	$(38,974,187)

Net loss per common share, basic and diluted	$(0.05)	$(0.05)

Weighted average common shares outstanding, basic and diluted	49,551,981	39,012,446

See notes to condensed consolidated financial statements

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008
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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008
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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008
							Deficit Accumulated
	Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	During the Development	Total Stockholders’
	Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Stock issued for cash on January 20, 2005	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued upon exercise of warrants on January 31, 2005	0.40	500	1	—	199	—	—	200
Stock issued for cash on February 17, 2005	1.00	325,000	325	—	324,675	—	—	325,000
Stock issued for cash on March 31, 2005	1.00	215,000	215	—	214,785	—	—	215,000
Stock issued for cash on May 17, 2005	1.00	5,000	5	—	4,995	—	—	5,000
Stock issued for cash on June 7, 2005	1.00	300,000	300	—	299,700	—	—	300,000
Stock issued for cash on August 5, 2005	1.00	480,500	480	—	480,020	—	—	480,500
Stock issued for cash on August 9, 2005	1.00	100,000	100	—	99,900	—	—	100,000
Stock issued for cash on October 27, 2005	1.00	80,000	80	—	79,920	—	—	80,000
Common stock cancelled on December 7, 2005	Various	(8,047,403)	(8,047)	—	8,047	—	—	—
Stock to be issued for settlement of payables on December 21, 2005	—	—	—	57,092	—	—	—	—

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

							Deficit Accumulated
	Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	During the Development	Total Stockholders’
	Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Stock to be issued for settlement of payables on December 31, 2005	—	—	—	555,429	—	—	—	555,429
Finders fees related to stock issuances	—	—	—	—	(109,840)	—	—	(109,840)
Intrinsic value of options issued to employees	—	—	—	—	243,750	(243,750)	—	—
Fair value of options issued for settlement costs	—	—	—	—	31,500	—	—	31,500
Fair value of warrants issued for settlement costs	—	—	—	—	4,957	—	—	4,957
Fair value of warrants issued to non-employees for services	—	—	—	—	13,505	—	—	13,505
Amortization of deferred compensation	—	—	—	—	—	177,631	—	177,631
Warrants issued with convertible notes	—	—	—	—	696,413	—	—	696,413
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	756,768	—	—	756,768

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008
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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008
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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008
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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

							Deficit Accumulated
	Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	During the Development	Total Stockholders’
	Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Common stock to be issued for consulting services	—	—	—	4,000	—	—	—	4,000
Common stock issued for convertible debt on December 28, 2007	0.17	1,060,000	1,060	—	198,940	—	—	200,000
Fair value of options issued to an officer	—	—	—	—	21,818	—	—	21,818
Net loss for year ended December 31, 2007	—	—	—	—	—	—	(6,262,743)	(6,262,743)
Balance, December 31, 2007		46,470,413	$46,471	$4,000	$32,280,083	$—	$(36,690,340)	$(4,359,786)
Fair value of warrants issued with convertible notes	—	—	—	—	116,913	—	—	116,913
Common stock issued for convertible debt on January 31, 2008	0.37	118,918	119	—	43,881	—	—	44,000
Common stock issued for convertible debt on January 31, 2008	0.39	279,232	279	—	108,621	—	—	108,900
Common stock issued for convertible debt on March 10, 2008	0.39	442,820	443	—	172,257	—	—	172,700

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

							Deficit Accumulated
	Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	During the Development	Total Stockholders’
	Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Common stock issued for convertible debt on March 10, 2008	0.38	5,450,848	5,451	—	2,039,243	—	—	2,044,694
Common stock issued on March 10, 2008 for settlement of loan on January 31, 2008	0.37	80,000	80	—	29,603	—	—	29,683
Common stock issued on March 10, 2008 for settlement of payable on January 31, 2008	0.38	1,891,048	1,891	—	707,443	—	—	709,334
Common stock issued on March 10, 2008 for settlement of consulting services on December 13, 2007	0.40	10,000	10	(4,000)	3,990	—	—	—
Common stock issued on March 10, 2008 for settlement of payable on February 1, 2008	0.37	7,838	8	—	2,892	—	—	2,900
Common stock to be issued for settlement of payable	—	—	—	25,375	—	—	—	25,375
Common stock to be issued upon exercise of warrants on March 18, 2008	—	—	—	3,000	—	—	—	3,000

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

							Deficit Accumulated
	Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	During the Development	Total Stockholders’
	Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Common stock to be issued upon exercise of warrants on March 19, 2008	—	—	—	50,000	—	—	—	50,000
Common stock to be issued upon exercise of warrants on March 20, 2008	—	—	—	50,000	—	—	—	50,000
Common stock to be issued upon exercise of warrants on March 21, 2008	—	—	—	50,000	—	—	—	50,000
Common stock to be issued upon exercise of warrants on March 26, 2008	—	—	—	15,130	—	—	—	15,130
Common stock to be issued upon exercise of warrants on March 27, 2008	—	—	—	2,700	—	—	—	2,700
Common stock to be issued for notes converted on March 10, 2008	—	—	—	11,000	—	—	—	11,000
Common stock to be issued for notes converted on March 17, 2008	—	—	—	82,500	—	—	—	82,500

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

							Deficit Accumulated
	Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	During the Development	Total Stockholders’
	Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Common stock to be issued for notes converted on March 20, 2008	—	—	—	158,400	—	—	—	158,400
Common stock to be issued for notes converted on March 21, 2008	—	—	—	11,000	—	—	—	11,000
Fair value of options issued to an officer	—	—	—	—	21,818	—	—	21,818
Fair value of warrants issued with convertible notes	—	—	—	—	96,883	—	—	96,883
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	117,739	—	—	117,739
Net loss for the three months ended March 31, 2008 2008	—	—	—	—	—	—	(2,283,847)	(2,283,847)
Balance, March 31, 2008		54,751,117	$54,752	$459,105	$35,741,366	$—	$(38,974,187)	$(2,718,964)

See notes to condensed financial statements.

 SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD
 FEBRUARY 18, 1998 (DATE OF INCEPTION) TO MARCH 31, 2008

			Cumulative
	March 31,	March 31,	since
	2008	2007	inception
Cash flows from operating activities
Net loss	$(2,283,847)	$(1,914,161)	$(38,974,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	—	—	(1,017,208)
Stock based compensation expense	21,818	16,302	2,943,890
Issuance of common stock for services	501,037	—	5,173,139
Legal and interest expense converted into common stock	928,237	—	928,237
Issuance of common stock for payment of loan	20,000	—	20,000
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Issuance of warrants for financing fees	—	47,104	82,444
Patent acquisition cost	—	—	1,610,066
Amortization of issuance costs and original issue debt	471,643	217,695	4,844,544
Amortization of deferred compensation	—	—	3,060,744
Loss on sale of equipment	9,683	—	9,683
Depreciation	10,299	53,832	365,898
Bad debt	1,380	—	1,380
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,380)
Inventory	—	(4,409)	(30,256)
Prepaid expenses and other	(2,148)	(12,911)	(22,700)
Other assets	—	—	(4,500)
Accounts payable and accrued expenses	(315,299)	276,023	3,108,476
Net cash used in operating activities	(637,197)	(1,320,525)	(17,360,273)

Cash flows from investing activities
Purchase of property and equipment	—	(38,937)	(553,107)
Proceeds from sale of equipment	17,477	—	17,477
Net cash used in investing activities	17,477	(38,937)	(535,630)

Cash flows from financing activities
Net proceeds under equity line of credit	—	376,320	1,262,386
Increase (decrease) in payables to related parties and shareholder	(19,113)	—	596,267
Increase in convertible notes	89,470	—	163,962
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	474,000	850,000	5,299,678
Repayment of convertible notes		(18,750)	(226,250)
Net proceeds from issuance of common stock and common stock issuable	170,830	—	10,425,779
Net cash provided by financing activities	715,187	1,207,570	18,039,030
Net increase (decrease) in cash	95,467	(151,892)	143,127
Cash, beginning of period	47,660	244,228	—
Cash, end of period	$143,127	$92,336	$143,127

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Continued
 THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD FROM
 INCEPTION (FEBRUARY 18, 1998) TO MARCH 31, 2008

	March 31, 2008	March 31, 2007	Cumulative since inception

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$499	$3,079	$135,543
Income taxes	$—	$800	$4,282
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	—	3,202,931
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	---	—	515,000
Issuance of common stock in settlement of payable	---	—	113,981
Cancellation of stock	—	—	8,047
Conversion of accounts payable and accrued expenses to common stock issued	—	—	612,521
Conversion of related party debt to convertible debentures	—	—	45,000
Conversion of convertible debentures to common stock	1,951,212	—	4,924,626
Write off of deferred compensation	—	—	142,187
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	331,535	566,248	4,297,960

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

1. Organization and basis of presentation

Basis of presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of Save the World Air, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2008, the results of operations and cash flows for the three months ended March 31, 2008 and 2007. The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the condensed consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. The condensed consolidated results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $2,283,847 and a negative cash flow from operations of $637,197 for the three months ended March 31, 2008, and had a working capital deficiency of $2,887,063 and a stockholders’ deficiency of $2,718,964 at March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

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

The Company has also entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. Pursuant to the R&D Agreement, the Company will make payments to Temple University in the aggregate amount of $500,000, payable in eight non-refundable installments commencing with $123,750, which was paid in March 2007, and seven payments of $53,750 every three months thereafter until paid in full. The payments of $53,750 due in June, September, December 2007 and March 2008 have not been paid.  The Company is in default under the R&D Agreement, however, the Company has not received any notice of default from Temple University. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.

The accompanying condensed consolidated financial statements of Save the World Air, Inc. and Subsidiary include the accounts of Save the World Air, Inc. and its wholly-owned subsidiary STWA Asia Pte. Limited, incorporated on January 17, 2006. As of March 31, 2008, the subsidiary held $2,244 in cash and had operating expenses of $4,210. Inter-company transactions and balances have been eliminated in consolidation

2. Development stage enterprise

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
THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED

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

Stock-based compensation

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB107”) relating to SFAS 123(R).  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three months ended March 31, 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the three months ended March 31, 2008 and 2007 was $21,818 and $16,302 respectively.

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

The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant using the Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors

The Company accounts for stock option and warrant grants issued to non-employees for goods and services using the guidance of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” whereby the fair value of such option and warrant grants is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

4. Recent Accounting Pronouncements

Adopted Statements

Statement No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 was effective January 1, 2008.

Statement No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 was effective January 1, 2008.

The above statements were adopted without effect in the reporting period.

Recently Issued

SFAS No. 141 (R) and SFAS No. 160

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Condensed consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the condensed consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

FAS No. 161

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for the Company in fiscal 2010.

Management does not believe that there are any recently-issued, but not yet effective accounting pronouncements, which could have a material effect on the accompanying condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

5. Net loss per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the three months ended March 31, 2008 and 2007, the dilutive impact of outstanding stock options of 2,515,396 and 4,019,559 respectively, and outstanding warrants of 15,608,024 and 21,409,812 have been excluded because their impact on the loss per share is anti-dilutive.

6. Certain relationships and related transactions

         Loans from related parties

  In May of 2007, a former officer and director of the Company loaned $31,404 to pay a Company obligation and in August 2007, the same party loaned $50,000 to the Company so that it could pay certain operating expenses. These amounts are unsecured, bear interest at 6% per annum and are due on demand.  At March 31, 2008, the balance of these loans including interest was $84,817.

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

On July 12, 2007, SGGC presented to the Company a Three-Day Notice to Pay or Quit, demanding payment of unpaid rent, additional rent and penalties.  On July 19, 2007, SGGC sued the Company in Los Angeles Superior Court, alleging unlawful detainer by the Company of its then-leased corporate offices at 5125 Lankershim Boulevard, North Hollywood, California, and failure to pay past due rent and penalties in the aggregate amount of $104,413.  The Company vacated the premised on July 25, 2007. (See Note 12–Commitments and contingencies-Legal matters, Litigation Involving Sublessor of Former Corporate Offices).

Effective April 30, 2008 the Company and Scottish Glen Golf Company, Inc., dba KZG settled their pending litigation for $51,000 for which the Company has accrued at March 31, 2008.   (See Note 13, “Subsequent Events”).

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

Investments from related parties

In June 2007, the Company received $100,000 proceeds for investment in the Spring Offering, from an investor who is more than a 5% beneficial owner of STWA.  (See Note 8-Convertible notes and warrants).

In December 2007, the Company received $200,000 proceeds for investment in the Fall Offering from a Director  who is more than a 5% beneficial owner of STWA.  (See Note 8-Convertible notes and warrants).

Accounts Payable to related parties

As of  March 31, 2008, the Company had accounts payable to related parties in the amount of $344,587, which was composed of $208,875 in unpaid Directors Fees,  $32,643 in unreimbursed expenses incurred by Officers and Directors  and $103,069 accrual for past due rent and contested penalties payable to a company beneficially owned by a former Chief Executive Officer and Director. (See Note 12, Litigation Matters and Leases).

Marketing and promotional services agreement with related party

In July 2006, the Company entered into an agreement with SS Sales and Marketing Group (“SS Sales”), to provide exclusive marketing and promotional services in the western United States and western Canada  (the “Territory”) for the Company’s products. SS Sales will also provide advice, assistance and information on marketing the Company’s products in the automotive after-market, and will seek to recruit and establish a market with distributors, wholesalers and others. SS Sales will be paid a commission equal to 5% of the gross amount actually collected on contracts the Company entered into during the term of the agreement for existing or future customers introduced by SS Sales in the Territory. The agreement has a term of five years unless sooner terminated by either party on 30 days’ notice. In the event of termination, SS Sales will be entitled to receive all commissions payable through the date of termination. No amount was due or paid under this agreement as of March 31, 2008.  SS Sales is owned by Nathan Shelton, who has served as one of the directors of the Company since February 12, 2007.

7. Equity arrangement

In September 2006, the Company entered into what is sometimes termed an equity arrangement with an investment banking firm. Under the arrangement the Company may sell (put) shares of common stock from time to time over a 36-month period, at a purchase price calculated at 97% of the lowest best closing bid for the Company’s common stock for the five trading days following the put notice. The Company may draw up to $10,000,000. Because the price of the common stock fluctuates and the number of shares of common stock that the Company may issue when the Company exercises the put will vary, the Company does not know how many shares, if any, will actually issue under the put.  On October 6, 2006, the Company filed a Registration Statement which was effective October 30, 2006 which registered and made available 7,000,000 shares of common stock for possible future draws under the arrangement.

As of March 31, 2008 the Company has drawn down $1,372,150 ($1,262,378 net of closing costs) of this commitment and issued 2,367,905 shares of common stock, leaving 4,632,095 shares of common stock still available under the equity arrangement.

8.  Convertible Debentures

         Morale Orchards, LLC

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
THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

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

Morale has piggy-back registration rights pursuant to which Morale may require the Company to include the shares of the Company’s common stock issuable upon conversion of the Morale Notes and exercise of the Morale Warrants in certain future registration statements the Company may elect to file.

The aggregate value of the Morale Warrants issued in connection with the January 10, 2007 purchase were valued at $118,955 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.68%; dividend yield of 0%; volatility factors of the expected market price of common stock of 245%; and an expected life of five years (statutory term) and vest over 180 days.  The Company also determined that the notes contained a beneficial conversion feature of $231,455.  The value of the Morale Warrants of $118,955, the conversion option of $231,455 and the transaction fees of $112,500 are considered as debt discount and are being amortized over the life of the Note

As of January 31, 2008, both the 2006 and 2007 Morale Notes were in default, and neither of the Morale Notes nor the Morale Warrants have been converted into shares of common stock of the Company. The amount due and owing as of January 31, 2008, under the 2006 Morale Note is $689,327. The amount due and owing as of January 31, 2008, under the 2007 Morale Note is $672,885.

The Company borrowed the principal sum of $20,000 from Morale on October 30, 2007, at an interest rate of ten percent (10%) per annum. Principal and accrued interest under the Morale Note is due on demand, and no payments there under have been made by the Company.

Morale is beneficially owned by Jacqueline Alexander, who is the wife of Leodis Matthews, who through his law firm, the Matthews Law Firm, serves as outside legal counsel to the Company.  The Company is indebted to the Matthews Law Firm for unpaid legal fees and costs through January 31, 2008, in the aggregate amount of $472,762.

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

(ii)
Morale agrees to forgive and waive any and all accrued interest due on the Additional Morale Note from the date of its issuance; and the Matthews Law Firm agrees to forgive any and all interest which may have accrued on the Matthews Law Firm Debt.

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
  THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

On March 10, 2008, 80,000 shares of the Company’s common stock were issued to Morale Orchards, LLP, in cancellation of a note payable in the amount of $20,000 as part of the Modification Agreement entered into on January 31, 2008 between the Company and Morale Orchards, LLP and Matthews & Partners.

On March 10, 2008, 5,450,848 shares of the Company’s common stock were issued to Morale Orchards, LLP, in conversion of the Convertible Notes issued December 5, 2006 and January 10, 2007 in the amount of $1,362,712 as part of the Modification Agreement entered into on January 31, 2008 between the Company and Morale Orchards, LLP and Matthews & Partners.

On March 10, 2008, 1,891,048 shares of the Company’s common stock were issued to Leodis C. Matthews, APC, in exchange for accrued professional fees in the amount of $472,762 as part of the Modification Agreement entered into on January 31, 2008 between the Company and Morale Orchards, LLP and Matthews & Partners.

As a result of the debt cancelled and shares of common stock issued in connection with the Modification Agreement, the Company incurred additional non-cash interest expense of $691,665 and non-cash legal expense of $236,572 which was recorded in the first quarter of 2008.

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

      Promptly, but no later than 90 days following the closing date of the 2007 PIPE Offering, the Company is required to file a Registration Statement with the SEC to register the Conversion Shares and the Warrant Shares. The Company shall use its best efforts to ensure that such Registration Statement is declared effective within 120 days after filing

Pursuant to the terms of the PIPE Notes, if a Registration Statement is not filed on the 91st day following the closing date, (i) the interest rate on the PIPE Notes increased from 10% to 18% per annum until the event of default is cured and (ii) the holders of the PIPE Notes became entitled to receive additional warrants in an amount equal to 25% of the PIPE Warrants originally issued, for each 60-day period that the Company remains in default.

During the year ended December 31, 2007, the Company issued $400,000 of the PIPE Notes which could be converted into 571,429 shares of the Company’s common stock and 2007 PIPE Warrants to purchase 857,144 shares of the Company’s common stock. These warrants expire March 1, March 30 and April 2, 2010 and are exercisable at a price of $1.00 per share. The Company had related transaction fees of $48,000, resulting in net proceeds to the Company of $352,000. In addition to the transaction fees, warrants to purchase 57,143 shares of the Company’s common stock were issued to Spencer Clarke LLC, the Company’s exclusive placement agent for the 2007 PIPE Offering. These warrants expire March 1, March 30 and April 2, 2012 and are exercisable at a price of $0.70 per share.

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
  THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

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

The aggregate value of the 2007 PIPE Warrants issued in connection with this Modification Agreement were valued at $138,107 using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 4.43%; dividend yield of 0%; volatility factors of the expected market price of common stock of 113.55%; and an expected life of two years (statutory term).

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ETERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

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

The aggregate value of the 2007 PIPE warrants in connection with the Second Modification Agreement were valued at $116,913 using the Black-Scholes valuation model with the following assumptions: risk-free interest rate of 4.39%; dividend yield of 0%; volatility factors of the expected market price of common stock of 116.75%; and an expected life of five years (statutory term).  The Company recorded and issued these warrants in January 2008.

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

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ETERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

Each of the investors in the Summer 2007 Offering also received a warrant (the "Summer 2007 Warrants"), entitling the holder to purchase a number of shares of the Company's common stock equal to 50% of the number of shares of common stock into which the Summer 2007 Notes are convertible (the "Warrant Shares"). Each Summer 2007 Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance. A total of 418,892 Warrant Shares were issued. In November 2007, Investors converted $216,480 of the Convertible Notes into 585,173 shares of the Company’s common stock and in January 2008, Investors converted $44,000 of the Convertible Notes into 118,918 shares of the Company’s common stock.

The aggregate value of the Summer 2007 Offering Warrants issued in connection with the September 28, 2007 closing were valued at $60,678 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.87%; dividend yield of 0%; volatility factors of the expected market price of common stock of 124.83%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $69,055.  The value of the Summer 2007 Offering Warrants of $60,678, the conversion option of $69,055 and the transaction fees of $28,180 are considered as debt discount and are being amortized over the life of the Note.

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

Each of the investors in the Fall 2007 Offering also received a warrant (the "Fall 2007 Warrants"), entitling the holder to purchase a number of shares of the Company's common stock equal to 50% of the number of shares of common stock into which the (Fall 2007 Notes) are convertible (the "Warrant Shares"). Each Fall 2007 Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance. Up to 796,205 Warrant Shares are initially issuable on exercise of the Fall 2007 Warrants.  In January, February and March, 2008, investors converted $292,600 of the Convertible Notes into 750,258 shares of the Company’s common stock.

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

2008 Winter Offering.  From December 27, 2007 to February 29, 2008  the Company conducted an offering (the “2008 Winter Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “ 2008 Winter Notes”) with a small number of accredited investors.  Of this amount, $521,400 aggregate face amount of the 2008 Winter Notes were sold for an aggregate purchase price of $474,000 net proceeds.  Therefore, while the stated interest rate on the 2008 Winter Notes is 0%, the implied interest rate on the 2008 Winter Notes is 10%.  The 2008 Winter Notes mature on the first anniversary of their date of issuance.  The 2008 Winter Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Winter Offering (the “Conversion Price”).  Up to $1,042,800 Conversion Shares are issuable at a Conversion Price of $0.50 per share.

Each of the investors in the 2008 Winter Offering received, for no additional consideration, a warrant (the “ 2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Winter Notes) are convertible (the “2008 Warrant Shares”)  Each  2008 Winter Warrant is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 521,400 2008 Warrant Shares are initially issuable on exercise of the 2008 Winter Warrants.  In March 2008, Investors converted $251,900 of the Convertible Notes into 503,800 shares of the Company’s common stock.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ETERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

9. Capital stock

As of March 31, 2008, the Company has authorized 200,000,000 shares of its common stock, of which 54,751,117 shares were issued and outstanding.

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

During the year ended December 31, 2007 the Company drew down $ 992,055 ($912,683 net of closing costs) and issued 1,880,421 shares of common stock.  As of March 31, 2008 the Company has drawn down $1,372,150 ($1,262,378) net of closing costs) of this commitment and issued 2,367,905 shares at an average price of $0.58 per share, leaving 4,632,095 shares available under the equity line of credit.

In August 2007, the Company issued 2,597,524 shares in connection with the exercise of options that were originally granted to the late Edward L. Masry.

During the year ended December 31, 2007, the Company issued 1,910,711 shares of common stock in exchange for conversion of $526,480 of Convertible Notes

During the three months ended March 31, 2008, the Company issued 7,421,896 shares of common stock in exchange for  $1,855,474 conversion of  Convertible Notes and settlement of debt in accordance with the Morale Orchards-Matthews Modification Agreement.  The Company incurred and recorded additional non-cash interest and legal expense in the amount of $928,237.

During the three months ended March 31, 2008, the Company issued 840,970 shares of common stock in exchange for conversion of $325,600 of other Convertible Notes.

During the three months ended March 31, 2008, the Company issued 17,838 shares of common stock in exchange for consulting servicesin the amount of $$6,900.

During the three months ended March 31, 2008, the Company received notice of conversion of $262,900 convertible notes into 532,006 shares of common stock.  As of March 31, 2008, these shares are reflected as common stock to be issued and were subsequently issued in April 2008

During the three months ended March 31, 2008, the Company entered an agreement to issued 84,583 shares of common stock for settlement of $25,375 in payables.  As of March 31, 2008, these shares are reflected as common stock to be issued, and were subsequently issued in April 2008.

During the three months ended March 31, 2008, the Company received $170,830 for exercise of warrants to purchase 341,660 shares of common stock.  As of March 31, 2008, these shares are reflected as common stock to be issued, and were subsequently issued in April 2008.

10. Stock options and warrants

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Plan (the “Plan”). As of December 31, 2005, the Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan, increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At March 31, 2008, 4,734,604 shares of common stock were available to be granted under the Plan. Prior to 2004, the Company granted to officers of the Company outside the Plan options to purchase 3,250,000 options outside the  Plan to officers of the Company of which 250,000 are still outstanding

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ETERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at March 31, 2008 and December 31, 2007 was 7.1 years and 7.1 years, respectively. Stock option activity for the three months ended March 31, 2008 and the year ended December 31, 2007 was as follows, which includes 250,000 options granted outside the Plan:

	Weighted Avg.	Weighted Avg.
	Options	Exercise Price
Options, January 1, 2004	13,250,000	0.11
Options granted	1,172,652	1.03
Options exercised	—	—
Options cancelled	—	—

Options, December 31, 2004	14,422,652	0.18
Options granted	2,085,909	0.92
Options exercised	—	—
Options cancelled	(10,000,000)	0.10

Options, December 31, 2005	6,508,561	0.53
Options granted	1,313,605	1.21
Options exercised	(2,860,000)	0.10
Options forfeited	(962,607)	0.84
Options cancelled	—	—

Options, December 31, 2006	3,999,559	0.99
Options granted	238,679	0.55
Options exercised	—	—
Options forfeited	(49,793)	1.96
Options cancelled	—	—

Options, December 31, 2007	4,188,445	$0.95
Options granted (unaudited)	—	—
Options exercised (unaudited)	—	—
Options forfeited (unaudited)	(1,673,049)	1.01
Options cancelled (unaudited)	—	—

Options, March 31, 2008 (unaudited)	2,515,396	$0.92

During the three months ended March 31, 2008, no options were granted.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
As of March 31, 2008:
Outstanding	2,515,396	$0.92	7.10
Expected to Vest	2,515,396	$0.92	7.10
Exercisable	2,326,717	$0.96	6.88

     As of March 31, 2008, the exercise price of all options outstanding exceeds the market price of the Company’s stock, and therefore there was no intrinsic value.  Future compensation expense on the options which were not exercisable at March 31, 2008 is $27,271

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ETERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

Black-Scholes value of employee options

During the three month period ended March 31, 2008, the Company valued employee options for pro-forma purposes at the grant date using the Black-Scholes pricing model with the following average assumptions:

Expected life (years) 5.5
Risk free interest rate 4.42%
Volatility 124.57%
Expected dividend yield 0.0%

Stock-based compensation during the three month period ended March 31, 2008 was $21,818, compared to $16,302 for the three month period ended March 31, 2007.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants.

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2004	14,252,414	0.48
Warrants granted	2,372,500	1.27
Warrants exercised	(960,500)	0.20
Warrants cancelled	—	—
Warrants outstanding, December 31, 2004	15,664,414	0.62
Warrants granted	5,198,574	1.16
Warrants exercised	(50,500)	0.99
Warrants cancelled	(20,000)	1.50
Warrants outstanding, December 31, 2005	20,792,488	0.75
Warrants granted	3,624,894	1.28
Warrants exercised	(2,328,452)	0.68
Warrants cancelled	(1,191,619)	1.46
Warrants outstanding, December 31, 2006	20,897,311	$0.81
Warrants granted	3,602,701	0.64
Warrants exercised	—	—
Warrants cancelled	(6,580,984)	1.06
Warrants outstanding, December 31, 2007	17,919,028	$0.67
Warrants granted	949,975	0.48
Warrants exercised	(341,660)	0.50
Warrants cancelled	(2,919,319)	0.71
Warrants outstanding, March 31, 2008	15,608,024	$0.65

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ETERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

11. Research and development

The Company has a research and development facility in Morgan Hill, California. The Company has expanded the research and development to include application of the ZEFS, MK IV, CAT-MATE and ELECTRA technologies for diesel engines, motorbikes, boats, generators, lawnmowers and other small engines. The Company has purchased test vehicles, test engines and testing equipment. The Company has completed testing on products incorporating its ZEFS, MK IV and CAT-MATE technologies for multiple automobiles, trucks motorcycles, off-road vehicles and stationary engines. The Company has entered into a Research & Development Agreement with Temple University in connection with the ELECTRA technology. The Company spent $259,670 and $340,452 for the three months ended March 31, 2008 and 2007, respectively.

12. Commitments and contingencies

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

         Employment agreement

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

Minimum guaranteed compensation payments under Mr. Blum’s employment agreement amounts to approximately $121,000 for the year 2008.:

As of December 31:

Year
2008	$121,000
2009	$0
Total	$121,000

During the quarter ended March 31, 2008, approximately $50,000 was paid for employment agreement.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ETERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

Consulting agreements

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

Leases

In September 2005, the Company entered into a lease for a testing facility located in Morgan Hill, California. The term of the lease was from September 1, 2005 through August 31, 2007 and carried an option to renew for two additional years at the then prevailing market rate. The rent was $2,240 per month under this lease. The lease was amended in February 2006 for additional space. The rent under the amended lease was $4,160 per month.  The Company renewed this lease on August 9, 2007 for an additional two-year term.  The rent is $4,640 per month for the first six months of the new term of the lease and $5,480 per month for the remaining eighteen months of the new term of the lease.

Total rent expense under this lease for the three-month periods ended March 31, 2008 and 2007, is $14,760 and $12,480, respectively.  The following is a schedule by years of future minimum rental payments required under the non-cancellable operating lease as of March 31, 2008.

2008	$64,080
2009	43,840
Total	$107,920

13. Subsequent events

In April 2008, the Company received $161,495 for exercise of warrants to purchase 322,990 shares of common stock.

In April 2008, the Company received notice of conversion of $77,000 convertible notes into 176,769 shares of common stock.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ETERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

Effective April 30, 2008 the Company and Scottish Glen Golf Company, Inc., dba KZG settled their pending litigation relating to the Company’s prior offices.  In the interest of avoiding further litigation costs and expenses, the Company and SGGC executed a “Settlement and Mutual Release Agreement effective April 30, 2008. The Company will pay SGGC the sum of $75,000, execution of which is stayed pending the following terms:

a.           Company shall pay to SGGC the sum of $51,000 in two installments, without interest, as follows;

(1)           $34,000 due on or before June 2, 2008 and
(2)           $17,000 due on or before July 17, 2008

b.	The above payments shall be payable to SCOTTICH GLEN GOLF COMPANY, INC. dba KZG and wired transferred to the latter.

c.
In the event any payment listed above is not paid when due, then the total sum of $75,000 shall immediately be due and owing, less any payments actually made pursuant to the Agreement and SGGC shall be entitled to file the Stipulated Judgment

d.	The Settlement and Mutual Release Agreement also provides for mutual general releases.

Upon full and complete execution of all duties and obligations by Company under the terms of this Agreement, and provided Paragraph c. above has not occurred, SGGC shall cause the Complaint to be dismissed, with prejudice, as to all causes of action and as to all parties.  The Company has recorded the accrued liability of $51,000 at March 31, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operations

            This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	revenues and profits;

•	customers;

•	research and development expenses and efforts;

•	scientific and other third-party test results;

•	sales and marketing expenses and efforts;

•	liquidity and sufficiency of existing cash;

•	technology and products;

•	the outcome of pending or threatened litigation; and

•	the effect of recent accounting pronouncements on our financial condition and results of operations

You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “expects,” “anticipates,” “believes,” “estimates,” “continues,” or the negative of such terms, or other comparable terminology.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

Overview

            The following discussion and analysis of our condensed consolidated financial condition and condensed consolidated results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-QSB and the condensed consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Results of Operations

Revenues were $0 for the three months ended March 31, 2008, compared to $22,000 for the three months ended March 31, 2007. Cost of goods sold were $0 for the three months ended March 31, 2008, compared to $5,360 for the three months ended March 31, 2007.

Operating expenses were $760,142 for the three months ended March 31, 2008, compared to $1,279,775 for the three months ended March 31, 2007, a decrease of $519,633. This decrease is attributable to a decrease in cash expenses of $719,567 offset by an increase in non-cash expenses of $199,934. The decrease in cash expenses is attributable to decreases in consulting and professional fees ($279,647), salaries and benefits ($220,287), office and other expenses ($112,588), travel expenses (75,556), exhibits and trade shows ($24,562), and corporate expenses (6,927). The non-cash increase is attributable to an increase in non-cash legal fees ($236,572), revaluation of options and warrants given to employees and consultant ($5,516), bad debt ($1,380) offset by a decrease in depreciation ($43,534).

Research and development expenses were $259,670 for the three months ended March 31, 2008, compared to $340,452 for the three months ended March 31, 2007, a decrease of $80,782. This decrease is attributable to decreases in product testing, research and supplies ($90,309), consulting fees ($16,097), travel expenses ($7,626) and were offset by an increase in contract fees ($33,250).

Other expense for the three months ended March 31, 2008 were $1,264,035, compared to $309,774 for the three months ended March 31, 2007, an increase of $954,261. This increase is attributable to an increase in non-cash interest expense ($985,908), decrease in cash interest expense ($40,880), increase in loss on sale of equipment ($9,683) and increase in other income ($450).

We had a net loss of $2,283,847, or $0.05 per share, for the three months ended March 31, 2008, compared to a net loss of $1,914,161, or $0.05 per share, for the three months ended March 31, 2007. We expect to incur additional net loss in the fiscal year ending December 31, 2008, primarily attributable to continued operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

          General

We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of March 31, 2008, we have been funded primarily through the sale of convertible notes and issuance of our stock upon exercise of warrants.

The condensed consolidated financial statements accompanying this Quarterly Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $2,283,847 and a negative cash flow from operations of $637,197 for the three months ended March 31, 2008, and a stockholders’ deficiency of $2,718,964 as of March 31, 2008, and a net loss of $6,262,743and a negative cash flow from operations of $3,172,816 for the year ending December 31, 2007, and a stockholders’ deficiency of $4,359,786 as of December 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds, generate revenue and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our current liabilities greatly exceed our assets and we are unable to meet our obligations as they become due. We face significant challenges in generating revenue and maintaining adequate working capital during the remainder of 2008 as a result of several factors. Among other things, to date our distributors, primarily located in Asia, have placed fewer orders than we had expected them to place under the terms of our distribution agreements with them. This resulted in our having less revenue and therefore less working capital available for the further development of our business at a time when the operating costs of our business have been increasing. We will require significant additional outside capital during 2008 in order to meet all of our obligations, produce products for sale and ship such products

 Details of Recent Financing Transactions

          Equity Arrangement

In September 2006, the Company entered into what is sometimes termed an equity arrangement with an investment banking firm. Under the arrangement the Company may sell (put) shares of common stock from time to time over a 36-month period, at a purchase price calculated at 97% of the lowest best closing bid for the Company’s common stock for the five trading days following the put notice. The Company may draw up to $10,000,000. Because the price of the common stock fluctuates and the number of shares of common stock that the Company may issue when the Company exercises the put will vary, the Company does not know how many shares, if any, will actually issue under the put.  On October 6, 2006, the Company filed a Registration Statement which was effective October 30, 2006 which registered and made available 7,000,000 shares of common stock for possible future draws under the arrangement.

As of March 31, 2008 the Company has drawn down $1,372,150 ($1,262,378 net of closing costs) of this commitment and issued 2,367,905 shares of common stock, leaving 4,632,095 shares of common stock still available under the equity arrangement.

         Morale Orchards, LLC

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

Morale has piggy-back registration rights pursuant to which Morale may require the Company to include the shares of the Company’s common stock issuable upon conversion of the Morale Notes and exercise of the Morale Warrants in certain future registration statements the Company may elect to file.

The aggregate value of the Morale Warrants issued in connection with the January 10, 2007 purchase were valued at $118,955 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.68%; dividend yield of 0%; volatility factors of the expected market price of common stock of 245%; and an expected life of five years (statutory term) and vest over 180 days.  The Company also determined that the notes contained a beneficial conversion feature of $231,455.  The value of the Morale Warrants of $118,955, the conversion option of $231,455 and the transaction fees of $112,500 are considered as debt discount and are being amortized over the life of the Note

As of January 31, 2008, both the 2006 and 2007 Morale Notes were in default, and neither of the Morale Notes nor the Morale Warrants have been converted into shares of common stock of the Company. The amount due and owing as of January 31, 2008, under the 2006 Morale Note is $689,327. The amount due and owing as of January 31, 2008, under the 2007 Morale Note is $672,885.

The Company borrowed the principal sum of $20,000 from Morale on October 30, 2007, at an interest rate of ten percent (10%) per annum. Principal and accrued interest under the Morale Note is due on demand, and no payments there under have been made by the Company.

Morale is beneficially owned by Jacqueline Alexander, who, is the wife of Leodis Matthews, who, through his law firm, the Matthews Law Firm, serves as outside legal counsel to the Company.  The Company is indebted to the Matthews Law Firm for unpaid legal fees and costs through January 31, 2008, in the aggregate amount of $472,762.

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

(ii)
Morale agrees to forgive and waive any and all accrued interest due on the Additional Morale Note from the date of its issuance; and the Matthews Law Firm agrees to forgive any and all interest which may have accrued on the Matthews Law Firm Debt.

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

The aggregate value of the Summer 2007 Offering Warrants issued in connection with the September 28, 2007 closing were valued at $60,678 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.87%; dividend yield of 0%; volatility factors of the expected market price of common stock of 124.83%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $69,055.  The value of the Summer 2007 Offering Warrants of $60,678, the conversion option of $69,055 and the transaction fees of $28,180 are considered as debt discount and are being amortized over the life of the Note.

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

2008 Winter Offering.  From December 27, 2007 to February 29, 2008  the Company conducted an offering (the “2008 Winter Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “ 2008 Winter Notes”) with a small number of accredited investors.  Of this amount, $521,400 aggregate face amount of the 2008 Winter Notes were sold for an aggregate purchase price of $474,000 net proceeds.  Therefore, while the stated interest rate on the 2008 Winter Notes is 0%, the implied interest rate on the 2008 Winter Notes is 10%.  The 2008 Winter Notes mature on the first anniversary of their date of issuance.  The 2008 Winter Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Winter Offering (the “Conversion Price”).  Up to $1,042,800 Conversion Shares are issuable at a Conversion Price of $0.50 per share.

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

With the exception of some of the proceeds of the 2008 Winter Offering, the net proceeds of all of the offerings discussed above are largely exhausted and we have cash on hand to meet expenses only for a short period of time. In order to fund our capital needs for the foreseeable future, including the operations of our business, and the repayment of our outstanding 2007 Spring Notes, which are due in June 2008, our outstanding 2007 Summer Notes which are due in September 2008, out outstanding 2007 Fall Notes which are due in December 2008 and out 2008 Winter Notes which are due in February 2009, we must raise substantial additional funds.  In addition to the funds required to continue to operate our business, and retire outstanding notes, we will require additional funds in connection with the license and research and development agreements with Temple University, costs associated with product development and commercialization of the ELEKTRA technology, costs to manufacture and ship our products, costs to design and implement an effective system of internal controls and disclosure controls and procedures, costs of maintaining our status as a public company by filing periodic reports with the SEC, and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officers and consulting fees, during the remainder of 2008 and beyond.

In light of the Company’s financial commitments over the next several months and its liquidity constraints, have implemented cost reduction measures in all areas of operations, including but not limited to personnel lay-offs and/or reductions in work, reductions in marketing and advertising, deferral of placing orders to manufacturers of our ECO ChargR and MAG ChargR products for sale to our existing distributors, reductions in research and development and product development of ELEKTRA products, and reductions of certain other expenses. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

We my continue to use our equity arrangement for some of our additional requirements for 2008. However, the equity arrangement will not be sufficient to meet all of our current liabilities and other obligations in 2008. Among other things, the thin trading of our common stock may limit our ability to use the equity arrangement without adversely affecting the price of our common stock. Therefore, in addition to the recently-completed 2007 Winter Offering, the Company is actively pursuing additional financing alternatives, but no commitments have been received and, accordingly, no assurance can be given that any financing will be available or, if available, that it will be on terms that are satisfactory to the Company. At present, we have relatively few financing options available to us.

          Contractual Obligations

          The following table discloses our contractual commitments for future periods. Long-term commitments are comprised operating leases and minimum guaranteed compensation payments under employment and other agreements. See Note 12 to Notes to Condensed consolidated Financial Statements.

Year ending December 31,	Operating Leases(1)	Guaranteed Payments
2008	$64,080	$231,933	(2)
2009	$43,840	$200,000	(3)
2010	$0	$125,000	(4)
	$107,920	$556,933

(1)    Consists of rent for our Morgan Hill Facility expiring on August 31, 2009. (For description of this property, see Part 1, Item 2, “Property”).
(2)   Consists of an aggregate $70,683 in total compensation, including base salary and certain contractually-provided benefits, to   one executive officer, pursuant to employment agreement that expire on July 25, 2008; $161,250 in licensing and maintenance fees to Temple University.
(3)   Consists of license and maintenance fees due to Temple University;
(4)   Consists of maintenance fees due to Temple University.

License agreements with Temple University

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

Research and development agreement with Temple University

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

Critical Accounting Policies and Estimates

                Our discussion and analysis of our condensed consolidated financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to the useful life of the assets. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

                The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the condensed consolidated results that we report in our financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation.. For a more detailed discussion of the accounting policies of the Company, see Note 3 of Notes to the condensed consolidated financial statements.

                We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing our condensed consolidated financial statements as described in Note 1 to Notes to condensed consolidated financial statements. Actual results could differ from those estimates

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

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying values of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded for the three months ended March 31, 2008. The Company recorded an impairment of approximately $505,000 during the period from inception (February 18, 1998) through March 31, 2008.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the year ended December 31, 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for employee and directors for the year ended March 31, 2008 was $21,818.

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

Recent Accounting Pronouncements

Adopted Statements

Statement No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public

Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 was effective January 1, 2008.

Statement No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 was effective January 1, 2008.

The above statements were adopted without effect in the reporting period.

Recently Issued

SFAS No. 141 (R) and SFAS No. 160

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Condensed consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the condensed consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

FAS No. 161

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for the Company in fiscal 2010.

Item 3. Controls and Procedures

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

Effective April 30, 2008, the Company and SGGC settled the pending litigation.  In the interest of avoiding further litigation costs and expenses, the Company and SGGC executed a “Settlement and Mutual Release Agreement.”  (See Item 5 “Other Information.”)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On January 31, 2008, a Modification and Satisfaction Agreement was entered into between the Company, Morale Orchards, LLP and Matthews & Partners.  (See “Details of Recent Financing Transactions”).

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

2007 Fall Offering.

From November 14, 2007 through December 17, 2007 the Company conducted  a private offering (the “2007 Fall Offering”) and issued Convertible Notes in the aggregate face amount of $622,600.  These Notes were sold for an aggregate purchase price of $566,000.  The Notes are convertible into 1,596,410 shares of the Company’s common stock and in addition, investors received warrants entitling the holders to purchase up to 798,205 shares of the Company’s common stock. (See “Details of Recent Financing Transactions”).

2007 Winter Offering

From December 27, 2008 through February 29, 2008, the Company conducted a private offering (the “2008 Winter Offering”) and issued Convertible Notes in the aggregate face amount of $521,400.  These Notes were sold for an aggregate purchase price of $474,000 net proceeds.  The Notes are convertible into 1,042,800 shares of the Company’s common stock and in addition, investors received warrants entitling the holders to purchase up to 521,400 shares of the Company’s common stock.  (See “Details of Recent Financing Transactions”).

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.

Other Issuances.

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

During the year ended December 31, 2007 the Company drew down $ 992,055 ($912,683 net of closing costs) and issued 1,880,421 shares of common stock.  As of March 31, 2008 the Company has drawn down $1,372,150 ($1,262,378) net of closing costs) of this commitment and issued 2,367,905 shares at an average price of $0.58 per share, leaving 4,632,095 shares available under the equity line of credit.

In August 2007, the Company issued 2,597,524 shares in connection with the exercise of options that were originally granted to the late Edward L. Masry.

During the year ended December 31, 2007, the Company issued 1,910,711 shares of common stock in exchange for conversion of $526,480 of Convertible Notes

During the three months ended March 31, 2008, the Company issued 5,450,848 shares of common stock in exchange for conversion of $1,362,712 of Morale Orchards, LLC Convertible Notes in accordance with the Morale Orchards-Matthews Modification Agreement.  The Company incurred and recorded non-cash interest expense in the amount of $681,982.

During the three months ended March 31, 2008, the Company issued 1,891,048 shares of common stock in exchange for settlement of debt, loans and services in the amount of $472,762 in accordance with the Morale Orchards-Matthews Modification Agreement.  The Company incurred and recorded non-cash legal expense in the amount of $236,572.

During the three months ended March 31, 2008, the Company issued 80,000 shares of common stock in exchange for settlement of debt in the amount of $20,000 in accordance with the Morale Orchards-Matthews Modification Agreement.  The Company incurred and recorded non-cash interest expense in the amount of $9,683.

During the three months ended March 31, 2008, the Company issued 840,970 shares of common stock in exchange for conversion of $325,600 of other Convertible Notes.

During the three months ended March 31, 2008, the Company issued 17,838 shares of common stock in exchange for consulting services in the amount of $6,900.

During the three months ended March 31, 2008, the Company received notice of conversion of $262,900 convertible notes into 532,006 shares of common stock.  As of March 31, 2008, these shares are reflected as common stock to be issued and were subsequently issued in April 2008

During the three months ended March 31, 2008, the Company entered an agreement to issued 84,583 shares of common stock for settlement of $25,375 in payables.  As of March 31, 2008, these shares are reflected as common stock to be issued, and were subsequently issued in April 2008.

During the three months ended March 31, 2008, the Company received $170,830 for exercise of warrants to purchase 341,660 shares of common stock.  As of March 31, 2008, these shares are reflected as common stock to be issued, and were subsequently issued in April 2008.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

On February 21, 2008, Joseph Helleis resigned as a Director of the Company.  Cecil B. Kyte was appointed Chairman of the Audit Committee and Nathan Shelton was appointed to serve on the Audit Committee to replace Mr. Helleis.

In April 2008, the Company received $161,495 for exercise of warrants to purchase 322,990 shares of common stock.

In April 2008, the Company received notice of conversion of $77,000 convertible notes into 176,769 shares of common stock.

Effective April 30, 2008 the Company and Scottish Glen Golf Company, Inc., dba KZG settled their pending litigation relating to the Company’s prior offices.  In the interest of avoiding further litigation costs and expenses, the Company and SGGC executed a “Settlement and Mutual Release Agreement effective April 30, 2008. The Company will pay SGGC the sum of $75,000, execution of which is hereby stayed pending the following terms:

a.           Company shall pay to SGGC the sum of $51,000 in two installments, without interest, as follows;

(1)           $34,000 due on or before June 2, 2008 and
(2)           $17,000 due on or before July 17, 2008

b.	The above payments shall be payable to SCOTTICH GLEN GOLF COMPANY, INC. dba KZG and wired transferred to the latter.

c.
In the event any payment listed above is not paid when due, then the total sum of $75,000 shall immediately be due and owing, less any payments actually made pursuant to the Agreement and SGGC shall be entitled to file the Stipulated Judgment

d.	The Settlement and Mutual Release Agreement also provides for mutual general releases.

Upon full and complete execution of all duties and obligations by Company under the terms of this Agreement, and provided Paragraph c. above has not occurred, SGGC shall cause the Complaint to be dismissed, with prejudice, as to all causes of action and as to all parties.  The Company has recorded the accrued liability at March 31, 2008.

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

SAVE THE WORLD AIR, INC.

Date: May 13, 2008	By:	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

†	Management contract or compensatory plan or arrangement.