Form 10-Q
period 2008-06-30
SAVE THE WORLD AIR INC
filed 2008-08-14
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-29185

SAVE THE WORLD AIR, INC.
(Exact name of registrant as specified in its charter)

Nevada	52-2088326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

235 Tennant Avenue
Morgan Hill, California 95037
(Address, including zip code, of principal executive offices
(408) 778-0101
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value.

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

The number of shares of the Registrant’s Common Stock outstanding as of August 8, 2008 was 55,751,669 shares.

SAVE THE WORLD AIR, INC.
FORM 10-Q
 INDEX

Page
PART I

ITEM 1. Financial Statements
Condensed consolidated balance sheets	3
Condensed consolidated statements of operations (unaudited)	5
Condensed consolidated statement of changes in stockholders’ deficiency (unaudited)	6
Condensed consolidated statements of cash flows (unaudited)	34
Notes to condensed consolidated financial statements (unaudited)	36
ITEM 2. Management’s Discussion and Analysis or Plan of Operations	48
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	60
ITEM 4. Controls and Procedures	60

PART II

ITEM 1. Legal Proceedings	62
ITEM 1A. Risk Factors	62
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	64
ITEM 3. Defaults Upon Senior Securities	64
ITEM 4. Submission of Matters to a Vote of Security Holders	64
ITEM 5. Other Information	64
ITEM 6. Exhibits	64

SIGNATURES	65

EXHIBIT INDEX

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I
Item 1. Financial Statements
SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED BALANCE SHEETS
 JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	June 30, 2008 (unaudited)	December 31, 2007
ASSETS

Current assets
Cash	$78,187	$47,660
Accounts receivable, net of allowance for doubtful accounts of $1,380 and $0, respectively	-	1,380
Inventory	30,256	30,256
Other current assets	36,422	20,552

Total current assets	144,865	99,848

Equipment, net	154,796	201,058

Other assets	11,250	4,500

Total assets	$310,911	$305,406

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities

Accounts payable-related parties	$289,718	$323,413
Accounts payable-other	966,186	244,224
Accrued expenses	724,151	742,719
Accrued research and development fees	33,347	53,347
Accrued professional fees	265,431	747,261
Loan payable-related party	86,038	83,596
Loans and other payable due to Morale/Matthews	—	1,748,452
Convertible debentures, net-related parties	185,134	227,136
Convertible debentures, net-others	274,570	495,044

Total current liabilities	2,824,575	4,665,192

Commitments and contingencies

Stockholders’ deficiency

Common stock, $.001 par value: 200,000,000 shares authorized, 57,751,669 and 46,470,413 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	57,753	46,471
Common stock to be issued	—	4,000
Additional paid-in capital	37,094,797	32,280,083
Deficit accumulated during the development stage	(39,666,214)	(36,690,340)

Total stockholders’ deficiency	(2,513,664)	(4,359,786)

Total liabilities and stockholders’ deficiency	$310,911	$305,406

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,		For the Period From February 18, 1998 (Date of Inception) through
	2008	2007	2008	2007	June 30, 2008

Net sales	$-	$-	$-	$22,000	$69,000
Cost of goods sold	-	-	-	5,360	24,120
Gross profit	-	-	-	16,640	44,880

Operating expenses	(519,860)	(1,023,787)	(1,280,002)	(2,303,562)	(28,139,323)

Research and development expenses	(62,692)	(100,731)	(322,362)	(441,183)	(5,128,592)

Non-cash patent settlement costs	-	-	-	-	(1,610,066)

Loss before other income (expense)	(582,552)	(1,124,518)	(1,602,364)	(2,728,105)	(34,833,101)

Other income (expense)
Other income	11	90	563	177	4,072
Interest income	-	33	2	50	16,344
Interest expense	(161,556)	(403,788)	(1,416,462)	(713,666)	(5,908,842)
Loss on sale of equipment	-	-	(9,683)	-	(9,683)
Settlement of litigation and debt	52,070	-	52,070	-	1,069,278

Loss before provision for income taxes	(692,027)	(1,528,183)	(2,975,874)	(3,441,544)	(39,661,932)

Provision for income taxes	-	-	0	(800)	(4,282)

Net loss	$(692,027)	$(1,528,183)	$(2,975,874)	$(3,442,344)	$(39,666,214)

Net loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.06)	$(0.09)

Weighted average shares outstanding,
basic and diluted	44,938,165	39,746,015	46,979,175	37,297,407

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

	Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Stock issued for professional services on June 26, 2000	5.31	1,257	1	—	6,674	—	—	6,675
Stock issued for employee compensation on June 26, 2000	5.31	22,000	22	—	116,798	—	—	116,820
Stock issued for consulting services on June 26, 2000	5.31	9,833	10	—	52,203	—	—	52,213
Stock issued for promotional services on July 28, 2000	4.88	9,675	9	—	47,205	—	—	47,214
Stock issued for consulting services on July 28, 2000	4.88	9,833	10	—	47,975	—	—	47,985
Stock issued for consulting services on August 4, 2000	2.13	35,033	35	—	74,585	—	—	74,620
Stock issued for promotional services on August 16, 2000	2.25	25,000	25	—	56,225	—	—	56,250
Stock issued for consulting services on September 5, 2000	2.25	12,833	13	—	28,861	—	—	28,874
Stock issued for consulting services on September 10, 2000	1.50	9,833	10	—	14,740	—	—	14,750
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on November 4, 2000	0.88	9,833	10	—	8,643	—	—	8,653

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

							Deficit Accumulated
	Price per	Common Stock		Common Stock	Additional Paid-in	Deferred	During the Development	Total Stockholders’
	Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Stock issued for cash on June 16, 2003	0.25	475,000	475	—	118,275	—	—	118,750
Stock issued for legal services on June 27, 2003	0.55	83,414	83	—	45,794	—	—	45,877
Debt converted to stock on June 27, 2003	0.25	2,000,000	2,000	—	498,000	—	—	500,000
Stock and warrants issued for cash on July 11, 2003	0.25	519,000	519	—	129,231	—	—	129,750
Stock and warrants issued for cash on September 29, 2003	0.25	1,775,000	1,775	—	441,976	—	—	443,751
Stock and warrants issued for cash on October 21, 2003	0.25	1,845,000	1,845	—	459,405	—	—	461,250
Stock and warrants issued for cash on October 28, 2003	0.25	1,570,000	1,570	—	390,930	—	—	392,500
Stock and warrants issued for cash on November 19, 2003	0.25	500,000	500	—	124,500	—	—	125,000
Finders' fee related to stock issuances		—	—	43,875	(312,582)	—	—	(268,707)
Common stock paid for, but not issued (25,000 shares)	0.25	—	—	6,250	—	—	—	6,250
Amortization of deferred comp		—	—	—	—	863,727	—	863,727
Net loss for year ended December 31, 2003		—	—	—	—	—	(2,476,063)	(2,476,063)
Balance, December 31, 2003		34,128,261	$34,128	$6,250	$10,162,177	$(708,333)	$(10,327,608)	$(833,386)

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders'
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency
Common stock issued for put on equity line of credit on December 26, 2006	0.55	18,800	19	—	10,377	—	—	10,396
Common stock issued for put on equity line of credit on December 31, 2006	0.59	229,050	229	—	135,300	—	—	135,529
Common stock paid for, but not issued	—	—	—	60,000	—	—	—	60,000
Fair value of options issued to employees and officers	—	—	—	—	2,253,263	—	—	2,253,263
Fair value of warrants issued for services	—	—	—	—	401,130	—	—	401,130
Write off of deferred compensation	—	—	—	—	(142,187)	142,187	—	—
Warrants issued for consulting	—	—	—	—	62,497	—	—	62,497
Warrants issued with convertible notes	—	—	—	—	408,596	—	—	408,596

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

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

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

Deficit
Accumulated
Price per	Common Stock		Common Stock	AdditionalPaid-in	Deferred	During the Development	Total Stockholders’
Share	Shares	Amount	to be Issued	Capital	Compensation	Stage	Deficiency

Common stock to be issued upon exercise of warrants on March 19, 2008	—	—	—	50,000	—	—	—	50,000
Common stock to be issued upon exercise of warrants on March 20, 2008	—	—	—	50,000	—	—	—	50,000
Common stock to be issued upon exercise of warrants on March 21, 2008	—	—	—	50,000	—	—	—	50,000
Common stock to be issued upon exercise of warrants on March 26, 2008	—	—	—	15,130	—	—	—	15,130
Common stock to be issued upon exercise of warrants on March 27, 2008	—	—	—	2,700	—	—	—	2,700
Common stock to be issued for notes converted on March 10, 2008	—	—	—	11,000	—	—	—	11,000
Common stock to be issued for notes converted on March 17, 2008	—	—	—	82,500	—	—	—	82,500
Common stock to be issued for notes converted on March 20, 2008	—	—	—	158,400	—	—	—	158,400

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders'
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency
Common stock to be issued for notes converted on March 21, 2008	—	—	—	11,000	—	—	—	11,000
Fair value of options issued to an officer	—	—	—	—	21,818	—	—	21,818
Fair value of warrants issued with convertible notes	—	—	—	—	96,883	—	—	96,883
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	117,739	—	—	117,739
Common stock issued for previously exercised warrants	0.50	341,660	342	(170,830)	170,488	—	—	—
Common stock issued for previous settlement of payable	0.30	84,583	85	(25,375)	25,290	—	—	—
Common stock issued for previously converted notes	0.39	28,206	28	(11,000)	10,972	—	—	—
Common stock issued for previously converted notes	0.50	503,800	504	(251,900)	251,396	—	—	—
Common stock issued upon exercise of warrants on April 1, 2008	0.50	100,000	100	—	49,900	—	—	50,000
Common stock issued upon exercise of warrants on April 4, 2008	0.50	100,000	100	—	49,900	—	—	50,000
Common stock issued upon exercise of warrants on April 4, 2008	0.50	22,990	23	—	11,472	—	—	11,495
Common stock issued upon exercise of warrants on April 14, 2008	0.50	100,000	100	—	49,900	—	—	50,000

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO JUNE 30, 2008

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders'
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency
Common stock issued upon exercise of warrants on June 24, 2008	0.50	80,000	80	—	39,920	—	—	40,000
Common stock issued for convertible debt on April 24, 2008	0.41	132,769	133	—	54,867	—	—	55,000
Common stock issued for convertible debt on April 24, 2008	0.50	44,000	44	—	21,956	—	—	22,000
Common stock issued for convertible debt on June 17, 2008	0.34	760,295	760	—	257,740	—	—	258,500
Common stock issued for convertible debt on June 17, 2008	0.39	112,820	113	—	43,887	—	—	44,000
Common stock issued for convertible debt on June 17, 2008	0.50	198,000	198	—	98,802	—	—	99,000
Common stock issued for settlement of payable on June 20, 2008	0.33	71,429	71	—	23,533	—	—	23,604
Common stock upon exercise of warrants on June 23, 2008	0.50	320,000	320	—	159,680	—	—	160,000
Fair value of warrants issued with convertible notes	—	—	—	—	11,910	—	—	11,910
Fair value of options issued to an officer	—	—	—	—	21,818	—	—	21,818
Net loss for the three months ended June 30, 2008, 2008	—	—	—	—	—	—	(2,975,874)	(2,975,874)
Balance, June 30, 2008		57,751,669	$57,753	$—	$37,094,797	$—	$(39,666,214)	$(2,513,664)

See notes to condensed financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO JUNE 30, 2008

			Cumulative
	June 30,	June 30,	since
	2008	2007	inception
Cash flows from operating activities
Net loss	$(2,975,874)	$(3,442,344)	$(39,666,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	—	—	(1,017,208)
Fair value of stock compensation expense	43,636	25,200	2,965,708
Fair value of common stock issued for services	51,879	—	4,723,981
Fair value of warrants issued	116,913	—	116,913
Non-cash legal expense	236,572		236,572
Non-cash interest expense	691,381	—	691,331
Non-cash increase in convertible notes recorded as interest expense	89,470	—	163,962
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Issuance of warrants for financing fees	—	47,104	82,444
Patent acquisition cost	—	—	1,610,066
Amortization of issuance costs and original issue debt	514,942	612,388	4,887,843
Amortization of deferred compensation	—	—	3,060,744
Loss on sale of equipment	9,683	—	9,683
Depreciation	19,447	110,035	375,046
Bad debt	1,380	—	1,380
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,380)
Inventory	—	(19,879)	(30,256)
Prepaid expenses and other	(15,870)	7,950	(36,422)
Other assets	(6,750)	—	(11,250)
Accounts payable and accrued expenses	167,869	457,068	3,591,644

Net cash used in operating activities	(1,055,372)	(2,202,478)	(17,761,809)

Cash flows from investing activities
Purchase of property and equipment	(345)	(45,713)	(553,452)
Proceeds from sale of equipment	17,477	—	17,477

Net cash provided by (used in) investing activities	17,132	(45,713)	(535,975)

Cash flows from financing activities
Net proceeds under equity line of credit	—	912,691	1,262,386
Increase (decrease) in payables to related parties and shareholder	2,442	31,404	597,488
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	534,000	1,310,000	5,359,678
Repayment of convertible notes		(26,250)	(226,250)
Net proceeds from issuance of common stock and common stock issuable	532,325	—	10,787,274

Net cash provided by financing activities	1,068,767	2,227,845	18,297,784

Net increase (decrease) in cash	30,527	(20,346)	78,187
Cash, beginning of period	47,660	244,228	—

Cash, end of period	$78,187	$223,882	$78,187

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD
 FEBRUARY 18, 1998 (DATE OF INCEPTION) TO JUNE 30, 2008

			Cumulative
	June 30,	June 30,	since
	2008	2007	inception

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$621	$7,674	$135,665

Income taxes	$—	$800	$4,282

Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	—	3,202,931
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	---	—	515,000
Issuance of common stock in settlement of payable	---	—	113,981
Cancellation of stock	—	—	8,047
Conversion of accounts payable and accrued expenses to common stock issued	—	—	612,521
Conversion of related party debt to convertible debentures	—	—	45,000
Issuance of shares for settlement of loans and other payable to Morale/Matthews	2,783,711	—	5,757,125
Write off of deferred compensation	—	—	142,187
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	226,532	566,248	4,192,957

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

1. Organization and basis of presentation

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Save the World Air, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB filed with the SEC. These interim financial statements should be read in conjunction with that report.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $2,975,874 and a negative cash flow from operations of $1,055,372 for the six months ended June 30, 2008, and had a working capital deficiency of $2,679,710 and a stockholders’ deficiency of $2,513,664 at June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company has entered into two License Agreements with Temple University, one covering Temple University’s current patent application concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution, and the other covering Temple University’s current patent application concerning electric field effects on crude oil and edible oil viscosity, and any and all United States and foreign patents issuing in respect of the technologies described in such applications. Initially, the License Agreements are exclusive and the territory licensed to the Company is worldwide. Pursuant to the License Agreements, the Company will pay to Temple University (i) license fees in the aggregate amount of $250,000, payable in three installments of $100,000, the first installment of which was paid in March 2007, and $75,000 on each of February 2, 2008, which has not been paid, and February 2, 2009, respectively; and (ii) annual maintenance fees of $125,000 annually commencing January 1, 2008, which has not been paid. In addition, each License Agreement separately provides that the Company will pay royalties to Temple University on net sales of products incorporating the technology licensed under that License Agreement in an amount equal to 7% of the first $20 million of net sales, 6% of the next $20 million of net sales and 5% of net sales in excess of $40 million. Sales under the two License Agreements are not aggregated for purposes of calculating the royalties payable to Temple University. In addition, the Company has agreed to bear all costs of obtaining and maintaining patents in any jurisdiction where the Company directs Temple University to pursue a patent for either of the licensed technologies. Should the Company not wish to pursue a patent in a particular jurisdiction, that jurisdiction would not be included in the territory licensed to the Company. At June 30, 2008, the Company owed Temple University $428,000, which is included in accounts payable-other. During the three and six month periods ended June 30, 2008, the Company recorded $59,750 and $313,500, respectively, of fees due to Temple University and are included research and development expenses.

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

The Company has also entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. Pursuant to the R&D Agreement, the Company will make payments to Temple University in the aggregate amount of $500,000, payable in eight non-refundable installments commencing with $123,750, which was paid in March 2007, and seven payments of $53,750 every three months thereafter until paid in full. The payments of $53,750 due in June, September, December 2007, March 2008 and June 2008 have not been paid.  The Company is in default under the R&D Agreement, however, the Company has not received any notice of default from Temple University. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.

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

The accompanying condensed consolidated financial statements of Save the World Air, Inc. and Subsidiary include the accounts of Save the World Air, Inc. and its wholly-owned subsidiary STWA Asia Pte. Limited.  Inter-company transactions and balances have been eliminated in consolidation

2. Significant Accounting Policies

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

Stock-based compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the six months ended June 30, 2008 and 2007 was $43,636 and $25,200 respectively.

Financial Assets and Liabilities Measured at Fair Value

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels, considering the relative reliability of the inputs. The fair value hierarchy assigns the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of an input to the valuation that is significant to the fair value measurement.

Loss per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the six months ended June 30, 2008 and 2007, the dilutive impact of outstanding stock options of 1,901,225 and 4,039,559 respectively, and outstanding warrants of 13,319,020 and 21,631,197 have been excluded because their impact on the loss per share is anti-dilutive.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS No.161). SFAS No.161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS No.161 only requires enhanced disclosures, this standard will have no impact on the Financial Statements

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Reclassifications

Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation adopted for the current period. The following reclassifications and presentation changes were made to the December 31, 2007 consolidated balance sheet to conform to the current period presentation: (a) the amounts previously presented for the Morale 2006 Note of $671,992 presented as Convertible Debenture, Net-Other - Default, (b) the Morale 2007 Note of $583,364 included with Convertible Debentures, Net-Other, (c) the Morale Loan of $20,334 presented as Loan Payable-Other, and (d) the fees due to Matthews of $472,762 included in Accounts Payable-Other were reclassified to the separate line item Loans and Other Payable Due to Morale/Matthews. These reclassifications have no effect on total assets, total shareholder's deficiency, net loss or cash flows as previously presented.

4. Certain relationships and related transactions

Loans from related parties

  In May of 2007, a former officer and director of the Company loaned $31,404 to pay a Company obligation and in August 2007, the same party loaned $50,000 to the Company so that it could pay certain operating expenses. These amounts are unsecured, bear interest at 6% per annum and are due on demand.  At June 30, 2008 and December 31, 2007, the balance of these loans including interest was $86,038 and $83,596, respectively.

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

On July 12, 2007, SGGC presented to the Company a Three-Day Notice to Pay or Quit, demanding payment of unpaid rent, additional rent and penalties.  On July 19, 2007, SGGC sued the Company in Los Angeles Superior Court, alleging unlawful detainer by the Company of its then-leased corporate offices at 5125 Lankershim Boulevard, North Hollywood, California, and failure to pay past due rent and penalties in the aggregate amount of $104,413, of which $103,069 was accrued by the Company at December 31, 2007.  The Company vacated the premises on July 25, 2007.

On April 30, 2008 the Company and SGGC settled their pending litigation relating to the Company’s prior offices.  Effective April 30, 2008, the Company agreed to pay SGGC $51,000 in full settlement of SGGC’s claims, and recorded $52,069 as forgiveness of debt.

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

Accounts Payable to related parties

As of  June 30, 2008, the Company had accounts payable to related parties in the amount of $289,718, which was composed of $237,413 in unpaid Directors Fees,  $35,305 in unreimbursed expenses incurred by Officers and Directors  and $17,000 accrual for past due rent and contested penalties payable to a company beneficially owned by a former Chief Executive Officer and Director. (See Note 12, Litigation Matters and Leases).

Marketing and promotional services agreement with related party

In July 2006, the Company entered into an agreement with SS Sales and Marketing Group (“SS Sales”), to provide exclusive marketing and promotional services in the western United States and western Canada  (the “Territory”) for the Company’s products. SS Sales will also provide advice, assistance and information on marketing the Company’s products in the automotive after-market, and will seek to recruit and establish a market with distributors, wholesalers and others. SS Sales will be paid a commission equal to 5% of the gross amount actually collected on contracts the Company entered into during the term of the agreement for existing or future customers introduced by SS Sales in the Territory. The agreement has a term of five years unless sooner terminated by either party on 30 days’ notice. In the event of termination, SS Sales will be entitled to receive all commissions payable through the date of termination. No amount was due or paid under this agreement as of June 30, 2008.  SS Sales is owned by Nathan Shelton, who has served as one of the directors of the Company since February 12, 2007.

5.  Loans and other payable due to Morale/Matthews

      Loans and other payable to Morale/Matthews consist of the following:

	Maturity dates	June 30, 2008 (unaudited)	December 31, 2007

Note payable Morale Orchards, LLC, 2006 Note	December 5, 2006	$-	$671,992

Note payable Morale Orchards, LLC, 2007 Note	January 10, 2007	-	601,250
Discount on Morale Orchards, LLC 2007 Note		-	(17,886)

Loan payable to Morale Orchards, LLC	Due on demand	-	20,334
Fees due to Matthews & Partners	-	-	472,762

Total		$-	$1,748,452

Leodis Matthews, through his law firm, Matthews & Partners, (“Matthews”) serves as outside legal counsel to the Company.  Morale Orchards LLC (“Morale”) is beneficially owned by Jacqueline Alexander, the wife of Leodis Matthews.  At December 31, 2007, the Company owed Morale/Matthews $1,748,452 for debt and legal fees.  This amount increased to $1,855,808 at January 31, 2008.

Morale had previously purchased two convertible promissory notes.  Each note was for $612,500.  One note was purchased December 5, 2006 (the “2006 Morale Note”) and another was purchased January 10, 2007 (the “2007 Morale Note”).  The notes were unsecured, due one year from the date issued, had an implied interest rate of 22.5%, and warrants were issued with the notes.  The aggregate purchase price for the notes and warrants was $1,000,000.

The 2006 Morale Note was convertible at the rate of $0.85 per share into 720,588 shares of the Company’s common stock, and the 2007 Morale Note was convertible at the rate of $0.70 per share into 875,000 shares of the Company’s common stock.  The warrant issued with the 2006 Note was exercisable at $0.85 per share, for 360,294 shares of the Company’s common stock.  The warrant issued with the 2007 Morale Note was exercisable at $.70 per share, for 437,500 shares of the Company’s common stock.

As of January 31, 2008, both the 2006 and 2007 Morale Notes were in default.  The note agreements provided if the notes are not paid when due, the principal balance shall be increased by 10% and the Company shall pay interest at 2.5% per month (30% per annum) until the note is paid.  At January 31, 2008, the total amount due for the 2006 Morale Note and the 2007 Morale Note was $689,327 and $672,885 respectively.

In addition to the 2006 and 2007 Morale Notes, the Company borrowed $20,000 from Morale on October 30, 2007 (the “$20,000 Note”), at an interest rate of ten percent (10%) per annum. Principal and accrued interest under the Morale Note is due on demand, and no payments there under have been made by the Company. At January 31, 2008, the Company was also indebted to Matthews $472,762 for past legal fee.

Effective January 31, 2008, the Company, Morale, and Matthews agreed to a settlement of the Company’s loans due Morale and fees due Matthews.   Morale agreed to waive all accrued interest on the notes after January 31, 2008, and Morale and Matthews agreed to accept 7,421,896 shares of common stock of the Company as payment of the notes payable and fees.

On March 10, 2008, the Company issued 5,530,848 shares of the Company’s common stock valued at $2,101,722 to Morale for the conversion of the 2006 and 2007 Morale Notes (totaling $1,362,212) and cancellation of $20,000 Note.   Also on March 10, 2008, the Company issued 1,891,048 shares of the Company’s common stock valued at $718,598 to Matthews in exchange for settlement of the legal fees due Matthews of $472,762.

The fair value of the shares of common stock issued was determined to be $0.38 per share, based on the closing price of the Company’s common stock on January 31, 2008, for a total settlement of $2,820,320.  As a result of the issuance of shares of common stock, the Company incurred additional non-cash interest expense of $719,510 and non-cash legal expense of $245,836 which was recorded in the first quarter of 2008.

6.  Convertible Debentures

      Convertible debentures consist of the following:

	Maturity dates	June 30, 2008 (unaudited)	December 31, 2007

2007 Spring Offering	July 2, 2008	27,500	341,000

2007 Summer Offering	August 7, 2008 to September 24, 2008	49,500	93,500

2007 Fall Offering	November 13, 2008 to December 16, 2008	286,000	622,600

2007-2008 Winter Offering	February 21, 2009 to February 26, 2009	148,500	-

2008 Spring Offering	May 27, 2009	66,000	-

Less, remaining debt discount		(117,796)	(334,920)

Total		459,704	722,180

Convertible debentures, net, related parties		(185,134)	(227,136)
Convertible debentures, net, others		$274,570	$495,044

2007 Spring Offering

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

Each of the investors in the Spring 2007 Offering also received a warrant (the “Spring 2007 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Spring 2007 Notes are convertible (the “Warrant Shares”). Each Spring 2007 Warrant is exercisable on a cash basis only at an initial price of $0.50 per share, and is exercisable immediately upon issuance and for a period of two years from the date of issuance. A total of 605,242 Warrant Shares were issued.  As of June 30, 2008, investors have converted $423,500 of the Convertible Notes into 1,158,602 shares of the Company’s common stock. The outstanding balance at June 30, 2008 is $27,500.

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

2007 Summer Offering

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

Each of the investors in the Summer 2007 Offering also received a warrant (the "Summer 2007 Warrants"), entitling the holder to purchase a number of shares of the Company's common stock equal to 50% of the number of shares of common stock into which the Summer 2007 Notes are convertible (the "Warrant Shares"). Each Summer 2007 Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance. A total of 418,892 Warrant Shares were issued. As of June 30, 2008, investors have converted $260,480 of the Convertible Notes into 704,091 shares of the Company’s common stock.   The outstanding balance at June 30, 2008 is $49,500.

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

2007 Fall Offering

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

Each of the investors in the Fall 2007 Offering also received a warrant (the "Fall 2007 Warrants"), entitling the holder to purchase a number of shares of the Company's common stock equal to 50% of the number of shares of common stock into which the (Fall 2007 Notes) are convertible (the "Warrant Shares"). Each Fall 2007 Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance. Up to 796,205 Warrant Shares are initially issuable on exercise of the Fall 2007 Warrants. 000.

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

As of June 30, 2008, 863,078 shares of the Company’s common stock were issued to noteholders in the 2007 Fall Offering who converted and cancelled Convertible Notes in the amount of $336,800. The outstanding balance at June 30, 2008 is $286,000.

2007-2008 Winter Offering

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

Each of the investors in the 2008 Winter Offering received, for no additional consideration, a warrant (the “ 2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Winter Notes) are convertible (the “2008 Warrant Shares”)  Each  2008 Winter Warrant is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 521,400 2008 Warrant Shares are initially issuable on exercise of the 2008 Winter Warrants.  As of June 30, 2008, investors have converted $372,900 of the Convertible Notes into 745,800 shares of the Company’s common stock.  The outstanding balance at June 30, 2008 is $148,500.

2008 Spring Offering

On May 27, 2008,  the Company made an offering (the “2008 Spring Offering”) with a certain investor of which, $66,000 face amount of the 2008 Spring Note was sold for $60,000 net proceeds.  Therefore, while the stated interest rate on the 2008 Spring Note is 0%, the implied interest rate on the 2008 Spring Note is 10%. The 2008 Spring Note will mature on the first anniversary of the date of issuance.  The 2008 Spring Note is convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Spring Offering (the “Conversion Price”).  The 132,000 Conversion Shares are issuable at a Conversion Price of $0.50 per share.

The investor in the 2008 Spring Offering received, for no additional consideration, a warrant (the “ 2008 Spring Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Spring Notes) are convertible (the “2008 Spring Warrant Shares”).  The 2008 Spring Warrant Shares is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  The 66,000 2008 Spring Warrant Shares are initially issuable upon exercise of the 2008 Spring Warrants.

2007 PIPE Offering

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

The aggregate value of the 2007 PIPE Warrants issued in connection with this offering and the warrants issued to the placement agent were valued at $256,533 using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4.40% to 5.16%; dividend yield of 0%; volatility factors of the expected market price of common stock of 100.28% to 114.98%; and an expected life of two years (statutory term). The Company also determined that the notes contained a beneficial conversion feature of $62,857

The Company was unable to meet its obligations to file the Registration Statement required under the terms of the 2007 PIPE Offering in a timely manner. In early July 2007, the Company began discussions with Spencer Clarke, acting on behalf of the holders of the PIPE Notes and PIPE Warrants, for an extension of time to file the Registration Statement. Notwithstanding such discussions, Spencer Clarke issued a Notice of Default dated August 1, 2007 (the "Notice") to the Company for its failure to file the Registration Statement in a timely manner.

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

7. Capital stock

As of June 30, 2008, the Company has authorized 200,000,000 shares of its common stock, of which 57,751,669 shares were issued and outstanding.

In September 2006, the Company entered into an equity arrangement with an investment banking firm.  Under the arrangement the Company may sell (put) shares of common stock from time to time over a 36-month period, at a purchase price calculated at 97% of the lowest best closing bid for the Company’s common stock for the five trading days following the put notice for cash.  The Company may draw up to $10,000,000. Because the price of the common stock fluctuates, the number of shares of common stock that the Company may issue when the Company exercises the put rights will vary, the Company does not know how many shares will actually be issued under the put. On October 6, 2006, the Company filed a Registration Statement which was effective October 30, 2006 which registered and made available 7,000,000 shares of common stock for possible future draws under the line of credit.

During the year ended December 31, 2007 the Company drew down $ 992,055 ($912,683 net of closing costs) and issued 1,880,421 shares of common stock.  As of June 30, 2008 the Company has drawn down $1,372,150 ($1,262,378) net of closing costs) of this commitment and issued 2,367,905 shares at an average price of $0.58 per share, leaving 4,632,095 shares available under the equity line of credit.

In August 2007, the Company issued 2,597,524 shares in connection with the exercise of options that were originally granted to the late Edward L. Masry.

During the year ended December 31, 2007, the Company issued 1,910,711 shares of common stock in exchange for conversion of $526,480 of Convertible Notes

           During the six months ended June 30, 2008, the Company issued 7,421,896 shares of common stock in exchange for $1,855,474 conversion of Convertible Notes and settlement of loan and payable in accordance with the Morale Orchards-Matthews Modification Agreement.  The Company incurred and recorded additional non-cash interest and legal expense in the amount of $928,237.

During the six months ended June 30, 2008, the Company issued 2,620,860 shares of common stock in exchange for conversion of $1,067,000 of other Convertible Notes.

During the six months ended June 30, 2008, the Company issued 7,838 shares of common stock in exchange for consulting services in the amount of $2,900.  Also during the six months ended June 30, 2008, the Company issued 10,000 shares of common stock for shares issuable related to consulting services recorded in 2007.

During the six months ended June 30, 2008, the Company issued 156,012 shares of common stock for settlement of $48,979 in payables.

During the six months ended June 30, 2008, the Company issued 661,660 shares of common stock for exercise of warrants for which the Company received $330,830.

8. Stock options and warrants

Options

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Plan (the “Plan”). As of December 31, 2005, the Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan, increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At June 30, 2008, 4,734,604 shares of common stock were available to be granted under the Plan. Prior to 2004, the Company granted to officers of the Company outside the Plan options to purchase 3,250,000 options outside the Plan to officers of the Company of which 250,000 are still outstanding.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at June 30, 2008 and December 31, 2007 was 6.5 years and 7.1 years, respectively. Stock option activity for the six months ended June 30, 2008 and the year ended December 31, 2007 was as follows, which includes 250,000 options granted outside the Plan:

	Weighted Avg.	Weighted Avg.
	Options	Exercise Price
Options, January 1, 2004	13,250,000	0.11
Options granted	1,172,652	1.03
Options exercised	—	—
Options cancelled	—	—

Options, December 31, 2004	14,422,652	0.18
Options granted	2,085,909	0.92
Options exercised	—	—
Options cancelled	(10,000,000)	0.10

Options, December 31, 2005	6,508,561	0.53
Options granted	1,313,605	1.21
Options exercised	(2,860,000)	0.10
Options forfeited	(962,607)	0.84
Options cancelled	—	—

Options, December 31, 2006	3,999,559	0.99
Options granted	238,679	0.55
Options exercised	—	—
Options forfeited	(49,793)	1.96
Options cancelled	—	—

Options, December 31, 2007	4,188,445	$0.95
Options granted (unaudited)	—	—
Options exercised (unaudited)	—	—
Options forfeited (unaudited)	(2,287,220)	1.00
Options cancelled (unaudited)	—	—

Options, June 30, 2008 (unaudited)	1,901,225	$0.89

During the six months ended June 30, 2008, no options were granted.
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
As of June 30, 2008:
Options Outstanding	1,901,225	$0.89	6.50
Unvested Options	188,679	$0.53	9.07
Options Exercisable	1,712,546	$0.93	6.22

     As of June 30, 2008, the exercise price of all options outstanding exceeds the market price of the Company’s stock, and therefore there was no intrinsic value.  The total deferred compensation expense on the outstanding value of unvested options at June 30, 2008 is $5,453, which will be recognized over a weighted average period of 12 months.

Stock-based compensation during the six month period ended June 30, 2008 was $43,636, compared to $25,200 for the six month period ended June 30, 2007.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants.
	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2004	14,252,414	0.48
Warrants granted	2,372,500	1.27
Warrants exercised	(960,500)	0.20
Warrants cancelled	—	—
Warrants outstanding, December 31, 2004	15,664,414	0.62
Warrants granted	5,198,574	1.16
Warrants exercised	(50,500)	0.99
Warrants cancelled	(20,000)	1.50
Warrants outstanding, December 31, 2005	20,792,488	0.75
Warrants granted	3,624,894	1.28
Warrants exercised	(2,328,452)	0.68
Warrants cancelled	(1,191,619)	1.46
Warrants outstanding, December 31, 2006	20,897,311	$0.81
Warrants granted	3,602,701	0.64
Warrants exercised	—	—
Warrants cancelled	(6,580,984)	1.06
Warrants outstanding, December 31, 2007	17,919,028	$0.67
Warrants granted	1,015,975	0.48
Warrants exercised	(1,064,650)	0.50
Warrants cancelled	(4,551,333)	0.63
Warrants outstanding, June 30, 2008	13,319,020	$0.68

9. Research and development

The Company has a research and development facility in Morgan Hill, California. The Company has expanded the research and development to include application of the ZEFS, MK IV, CAT-MATE and ELECTRA technologies for diesel engines, motorbikes, boats, generators, lawnmowers and other small engines. The Company has purchased test vehicles, test engines and testing equipment. The Company has completed testing on products incorporating its ZEFS, MK IV and CAT-MATE technologies for multiple automobiles, trucks motorcycles, off-road vehicles and stationary engines. The Company has entered into a Research & Development Agreement with Temple University in connection with the ELECTRA technology. The Company spent $316,750 and $277,500 for the six months ended June 30, 2008 and 2007, respectively.

10. Commitments and contingencies

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

Upon full and complete execution of all duties and obligations by Company under the terms of this Agreement, and provided Paragraph c. above has not occurred, SGGC shall cause the Complaint to be dismissed, with prejudice, as to all causes of action and as to all parties.  The Company has recorded the accrued liability at June 30, 2008.  (See “Item 5-Other Information.)

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

Minimum guaranteed compensation payments under Mr. Blum’s employment agreement amounts to approximately $21,000 for the year 2008.

As of December 31:
Year
2008	$21,000
2009	$0

Total	$21,000

During the six months ended June 30, 2008, approximately $100,000 was paid for employment agreement.

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

Leases

In September 2005, the Company entered into a lease agreement for a testing facility located in Morgan Hill, California. The term of the lease was from September 1, 2005 through August 31, 2007 and carried an option to renew for two additional years at the then prevailing market rate. The rent was $2,240 per month under this lease. The lease was amended in February 2006 for additional space. The rent under the amended lease was $4,160 per month.  The Company renewed this lease on August 9, 2007 for an additional two-year term.  The rent is $4,640 per month for the first six months of the new term of the lease and $5,480 per month for the remaining eighteen months of the new term of the lease.

In May 2008, the Company entered into a lease agreement for its administrative offices in Los Angeles, California. The term of the lease was for $3,000 per month from June 1, 2008 through November 30, 2008. From that point on, the lease is due on a month to month basis with rent payment increasing to $3,750.

Total rent expense under this lease for the six-month period ended June 30, 2008 and 2007, is $34,200 and $27,840, respectively.  The following is a schedule by years of future minimum rental payments required under the non-cancellable operating lease as of June 30, 2008.

2008	$47,880
2009	43,840
Total	$91,720

Item 2. Management’s Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward-looking statements include predictions regarding our future:

•	revenues and profits;

•	customers;

•	research and development expenses and efforts;

•	scientific and other third-party test results;

•	sales and marketing expenses and efforts;

•	liquidity and sufficiency of existing cash;

•	technology and products;

•	the outcome of pending or threatened litigation; and

•	the effect of recent accounting pronouncements on our financial condition and results of operations

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

Our first revenues have come from initial sales in Asia for our ECO ChargR product in the motorcycle industry. We plan on commencing sales of ECO ChargR to customers in the United States in the motorcycle industry in third quarter of 2008. We also plan on commencing initial sales of our MAG ChargR product in Asia and the United States in the automobile and motorcycle industry in the third quarter of 2008.  See “Recent Developments” and “Sales and Marketing” below.

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

Results of Operations

We did not generate any revenue for the three-month period ended June 30, 2008 and 2007. Revenues for the six-month period ended June 30, 2008 were $0 compared with revenues of $22,000 and cost of goods sold of $5,360 for the six-month period ended June 30, 2007.

Operating expenses were $519,860 for the three-month period ended June 30, 2008, compared to $1,023,787 for the three-month period ended June 30, 2007, a decrease of $503,927. This decrease is attributable to decreases in cash expenses of $470,293 and non-cash expenses of $33,634. Specifically, the cash expense decrease is attributable to decreases in salaries and benefits ($172,437), consulting and professional fees ($184,049), office and other expenses ($43,686), corporate expenses ($43,144), travel expenses ($18,310) and exhibits and trade shows ($8,667). The decrease in non-cash expense is primarily attributable to a decrease in depreciation ($47,054) offset by an increase in the fair value of options given to employees ($13,420).

Operating expenses were $1,280,002 for the six-month period ended June 30, 2008, compared to $2,303,562 for the six-month period ended June 30, 2007, a decrease of $1,023,560. This decrease is attributable to a decrease in cash expenses of $1,189,860, offset by an increase in non-cash expenses of $166,300. The decrease in cash expenses is attributable to decreases in consulting and professional fees ($463,695), salaries and benefits ($392,725), office and other expenses ($156,275), travel expenses ($93,866), corporate expenses ($50,071) and exhibits and trade shows ($33,228). The non-cash increase is attributable to an increase in non-cash legal fees ($236,572), fair value of options and warrants given to employees and consultant ($18,936), bad debt ($1,380) offset by a decrease in depreciation ($90,588).

Research and development expenses were $62,692 for the three-month period ended June 30, 2008, compared to $100,731 for the three-month period ended June 30, 2007, a decrease of $38,039. This decrease is mainly attributable decrease in product testing, research and supplies ($45,039) offset by an increase in contract fees ($6,000).

Research and development expenses were $322,362 for the six-month period ended June 30, 2008, compared to $441,183 for the six-month period ended June 30, 2007, a decrease of $118,821. This decrease is attributable to decreases in product testing, research and supplies ($133,720), consulting fees ($16,097), travel and related expenses ($8,254) offset by an increase in contract fees ($39,250).

Other expense for the three-month period ended June 30, 2008 were $109,475, compared to $403,665 for the three-month period ended June 30, 2007, a decrease of $294,190. This decrease is attributable to a decrease in non-cash interest expense ($236,104), cash interest expense ($6,129), and increase in other income ($51,957).

Other expense for the six-month period ended June 30, 2008 were $1,373,510, compared to $713,439 for the six-month period ended June 30, 2007, an increase of $660,071. This increase is attributable to increases in non-cash interest expense ($749,804) and loss on sale of equipment ($9,683), offset by decrease in cash interest expense ($47,009) and increase in other income ($52,407).

We had a net loss of $692,027, or $0.02 per share, for the three-month period ended June 30, 2008, compared to a net loss of $1,528,183, or $0.04 per share, for the three-month period ended June 30, 2007. We had a net loss of $2,975,874, or $0.06 per share, for the six-month period ended June 30, 2008, compared to a net loss of $3,442,344, or $0.09 per share, for the six-month period ended June 30, 2007. We expect to incur additional net loss in the fiscal year ending December 31, 2008, primarily attributable to continued operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

          General

                     We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of June 30, 2008, we have been funded primarily through the sale of convertible notes and issuance of our stock upon exercise of warrants.

                     The condensed consolidated financial statements accompanying this Quarterly Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $2,975,874 and a negative cash flow from operations of $1,124,508 for the six months ended June 30, 2008, and a stockholders’ deficiency of $2,513,664 as of June 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds, generate revenue and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

As of June 30, 2008 the Company has drawn down $1,372,150 ($1,262,378 net of closing costs) of this commitment and issued 2,367,905 shares of common stock, leaving 4,632,095 shares of common stock still available under the equity arrangement.

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

The 2006 Morale Warrant is exercisable at $0.85 per share for 360,294 shares of the Company’s common stock, and the 2007 Morale Warrant is exercisable at $.70 per share for 437,500 shares of the Company’s common stock.

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

Morale is beneficially owned by Jacqueline Alexander, who is the wife of Leodis Matthews, who, through his law firm, the Matthews Law Firm, serves as outside legal counsel to the Company.  The Company is indebted to the Matthews Law Firm for unpaid legal fees and costs through January 31, 2008, in the aggregate amount of $472,762.

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

Each of the investors in the Spring 2007 Offering also received a warrant (the “Spring 2007 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Spring 2007 Notes are convertible (the “Warrant Shares”). Each Spring 2007 Warrant is exercisable on a cash basis only at an initial price of $0.50 per share, and is exercisable immediately upon issuance and for a period of two years from the date of issuance. A total of 605,242 Warrant Shares were issued.  As of June 30, 2008, investors have converted $423,500 of the Convertible Notes into 1,158,602 shares of the Company’s common stock. The outstanding balance at June 30, 2008 is $27,500.

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

Each of the investors in the Summer 2007 Offering also received a warrant (the "Summer 2007 Warrants"), entitling the holder to purchase a number of shares of the Company's common stock equal to 50% of the number of shares of common stock into which the Summer 2007 Notes are convertible (the "Warrant Shares"). Each Summer 2007 Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance. A total of 418,892 Warrant Shares were issued. As of June 30, 2008, investors have converted $260,480 of the Convertible Notes into 704,091 shares of the Company’s common stock.   The outstanding balance at June 30, 2008 is $49,500.

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

As of June 30, 2008, 863,078 shares of the Company’s common stock were issued to noteholders in the 2007 Fall Offering who converted and cancelled Convertible Notes in the amount of $336,800.  The outstanding balance at June 30, 2008 is $286,000.

2007-2008 Winter Offering.  From December 27, 2007 to February 29, 2008  the Company conducted an offering (the “2008 Winter Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “ 2008 Winter Notes”) with a small number of accredited investors.  Of this amount, $521,400 aggregate face amount of the 2008 Winter Notes were sold for an aggregate purchase price of $474,000 net proceeds.  Therefore, while the stated interest rate on the 2008 Winter Notes is 0%, the implied interest rate on the 2008 Winter Notes is 10%.  The 2008 Winter Notes mature on the first anniversary of their date of issuance.  The 2008 Winter Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Winter Offering (the “Conversion Price”).  Up to $1,042,800 Conversion Shares are issuable at a Conversion Price of $0.50 per share.

Each of the investors in the 2008 Winter Offering received, for no additional consideration, a warrant (the “ 2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Winter Notes) are convertible (the “2008 Warrant Shares”)  Each  2008 Winter Warrant is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 521,400 2008 Warrant Shares are initially issuable on exercise of the 2008 Winter Warrants.  As of June 30, 2008, investors have converted $372,900 of the Convertible Notes into 745,800 shares of the Company’s common stock.  The outstanding balance at June 30, 2008 is $148,500.

2008 Spring Offering. On May 27, 2008,  the Company made an offering (the “2008 Spring Offering”) with a certain investor of which, $66,000 face amount of the 2008 Spring Note was sold for $60,000 net proceeds.  Therefore, while the stated interest rate on the 2008 Spring Note is 0%, the implied interest rate on the 2008 Spring Note is 10%. The 2008 Spring Note will mature on the first anniversary of the date of issuance.  The 2008 Spring Note is convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Spring Offering (the “Conversion Price”).  The 132,000 Conversion Shares are issuable at a Conversion Price of $0.50 per share.

The investor in the 2008 Spring Offering received, for no additional consideration, a warrant (the “ 2008 Spring Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Spring Notes) are convertible (the “2008 Spring Warrant Shares”).  The 2008 Spring Warrant Shares is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  The 66,000 2008 Spring Warrant Shares are initially issuable upon exercise of the 2008 Spring Warrants.

 In order to fund our capital needs for the foreseeable future, including the operations of our business, and the repayment of our outstanding Convertible Notes, we must raise substantial additional funds.  In addition, we will require additional funds in connection with the license and research and development agreements with Temple University, costs associated with product development and commercialization of the ELEKTRA technology, costs to manufacture and ship our products, costs to design and implement an effective system of internal controls and disclosure controls and procedures, costs of maintaining our status as a public company by filing periodic reports with the SEC, and costs required to protect our intellectual property. We also have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to former officers and consulting fees, during the remainder of 2008 and beyond.

                   In light of the Company’s financial commitments over the next several months and its liquidity constraints, have implemented cost reduction measures in all areas of operations, including but not limited to personnel lay-offs and/or reductions in work, reductions in marketing and advertising, deferral of placing orders to manufacturers of our ECO ChargR and MAG ChargR products for sale to our existing distributors, reductions in research and development and product development of ELEKTRA products, and reductions of certain other expenses. We intend to review these measures on an ongoing basis and make additional decisions as may be required

                    We may continue to use our equity arrangement for some of our additional requirements for 2008. However, the equity arrangement will not be sufficient to meet all of our current liabilities and other obligations in 2008. Among other things, the thin trading of our common stock may limit our ability to use the equity arrangement without adversely affecting the price of our common stock. Therefore, in addition to the recently-completed 2007 Winter Offering, the Company is actively pursuing additional financing alternatives, but no commitments have been received and, accordingly, no assurance can be given that any financing will be available or, if available, that it will be on terms that are satisfactory to the Company. At present, we have relatively few financing options available to us.

          Contractual Obligations

          The following table discloses our contractual commitments for future periods. Long-term commitments are comprised operating leases and minimum guaranteed compensation payments under employment and other agreements. See Note 12 to Notes to Condensed consolidated Financial Statements.

Year ending December 31,	Operating Leases(1)	Guaranteed Payments
2008	$47,880	$128,183	(2)
2009	$43,840	$200,000	(3)
2010	$0	$125,000	(4)

	$91,720	$453,183

(1)    Consists of rent for our Morgan Hill Facility expiring on August 31, 2009 and Los Angeles office expiring November 30, 2008. (For description of this property, see Part 1, Item 2, “Property”).
(2)   Consists of an aggregate $20,683 in total compensation, including base salary and certain contractually-provided benefits, to   one executive officer, pursuant to employment agreement that expire on July 25, 2008; $107,500 in licensing and maintenance fees to Temple University.
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

Research and development agreement with Temple University

We have also entered into a research and development agreement (“R&D Agreement”) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. Pursuant to the R&D Agreement, we will make payments to Temple University in the aggregate amount of $500,000, payable in eight non-refundable installments commencing with $123,750, which was paid in March 2007, and seven payments of $53,750 every three months thereafter until paid in full. The payments of $53,750 due in June, September, December 2007, March and June 2008 have not been paid. The Company is in default under the R&D Agreement, however, the Company has not received any notice of default from Temple University. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.

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

          Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS No.161). SFAS No.161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS No.161 only requires enhanced disclosures, this standard will have no impact on the Financial Statements

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is a smaller reporting company and is not required to provide the information required by this.

Item 4. Controls and Procedures

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

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Upon full and complete execution of all duties and obligations by Company under the terms of this Agreement, and provided Paragraph c. above has not occurred, SGGC shall cause the Complaint to be dismissed, with prejudice, as to all causes of action and as to all parties.  The Company has recorded the accrued liability at June 30, 2008.  (See “Item 5-Other Information.)

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-KSB we filed with the SEC on March 31, 2008.

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

2007-2008 Winter Offering

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

2008 Spring Offering

On May 27, 2008 the Company conducted a private offering (the “2008 Spring Offering”) and issued a Convertible Note in the aggregate face amount of $66,000.  This note was sold for an aggregate purchase price of $60,000 net proceeds.  The Note is convertible in to 132,000 shares of the Company’s common stock and in addition, the investor received warrants entitling the holder to purchase up to 66,000 shares of the Company’s common stock.  (See “Details of Recent Financing Transactions”).

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

During the year ended December 31, 2007 the Company drew down $ 992,055 ($912,683 net of closing costs) and issued 1,880,421 shares of common stock.  As of June 30, 2008 the Company has drawn down $1,372,150 ($1,262,378) net of closing costs) of this commitment and issued 2,367,905 shares at an average price of $0.58 per share, leaving 4,632,095 shares available under the equity line of credit.

In August 2007, the Company issued 2,597,524 shares in connection with the exercise of options that were originally granted to the late Edward L. Masry.

During the year ended December 31, 2007, the Company issued 1,910,711 shares of common stock in exchange for conversion of $526,480 of Convertible Notes

           During the six months ended June 30, 2008, the Company issued 7,421,896 shares of common stock in exchange for $1,855,474 conversion of  Convertible Notes and settlement of loan and payable in accordance with the Morale Orchards-Matthews Modification Agreement.  The Company incurred and recorded additional non-cash interest and legal expense in the amount of $928,237.

During the six months ended June 30, 2008, the Company issued 2,620,860 shares of common stock in exchange for conversion of $1,067,000 of other Convertible Notes.

During the six months ended June 30, 2008, the Company issued 17,838 shares of common stock in exchange for consulting services in the amount of $$6,900.

During the six months ended June 30, 2008, the Company issued 156,012 shares of common stock for settlement of $48,979 in payables.

During the six months ended June 30, 2008, the Company issued 661,660 shares of common stock for exercise of warrants for which the Company received $330,830.

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

SAVE THE WORLD AIR, INC.
Date: August 13, 2008	By:	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)