Form 10-Q
period 2008-09-30
SAVE THE WORLD AIR INC
filed 2008-11-14
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☐

The number of shares of the Registrant’s Common Stock outstanding as of November 10, 2008 was 58,948,138 shares.

SAVE THE WORLD AIR, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED BALANCE SHEETS
 September 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS

Current assets
Cash	$78,125	$47,660
Accounts receivable, net of allowance for doubtful accounts of $1,380 and $0, respectively	-	1,380
Inventory	30,256	30,256
Other current assets	34,844	20,552

Total current assets	143,225	99,848

Equipment, net	145,691	201,058

Other assets	11,250	4,500

Total assets	$300,166	$305,406

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities

Accounts payable-related parties	$256,880	$323,413
Accounts payable-Temple University	537,750	161,250
Accounts payable-other	589,171	555,736
Accrued expenses	184,618	172,719
Accrued salaries-officers and former officer	618,333	570,000
Accrued research and development fees	13,347	53,347
Accrued professional fees	340,978	274,499
Loan payable-related party	77,209	83,596
Loans and other payable due to Morale/Matthews	-	1,748,452
Convertible debentures, net-related parties	-	227,136
Convertible debentures, net-others	266,639	495,044

Total current liabilities	2,884,925	4,665,192

Commitments and contingencies

Stockholders’ deficiency

Common stock, $.001 par value: 200,000,000 shares authorized, 58,948,138 and 46,470,413 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	58,948	46,471
Common stock to be issued	-	4,000
Additional paid-in capital	38,501,646	32,280,083
Deficit accumulated during the development stage	(41,145,353)	(36,690,340)

Total stockholders’ deficiency	(2,584,759)	(4,359,786)

Total liabilities and stockholders’ deficiency	$300,166	$305,406

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,		For the Period From February 18, 1998 (Date of Inception) through
	2008	2007	2008	2007	September 30, 2008

Net sales	$-	$-	$-	$22,000	$69,000
Cost of goods sold	-	-	-	5,360	24,120
Gross profit	-	-	-	16,640	44,880

Operating expenses	(1,148,887)	(873,971)	(2,428,889)	(3,177,533)	(29,288,210)

Research and development expenses	(109,822)	(98,427)	(432,184)	(539,610)	(5,238,414)

Non-cash patent settlement costs	-	-		-	(1,610,066)

Loss before other income (expense)	(1,258,709)	(972,398)	(2,861,073)	(3,700,503)	(36,091,810)

Other income (expense)
Other income	(30)	2,271	533	2,448	4,042
Interest income	-	12	2	62	16,344
Interest expense	(220,400)	(647,737)	(1,636,862)	(1,361,403)	(6,129,242)
Loss on sale of equipment	-	-	(9,683)	-	(9,683)
Settlement of litigation and debt	-	-	52,070	-	1,069,278

Loss before provision for income taxes	(1,479,139)	(1,617,852)	(4,455,013)	(5,059,396)	(41,141,071)

Provision for income taxes	-	-	-	(800)	(4,282)

Net loss	$(1,479,139)	$(1,617,852)	$(4,455,013)	$(5,060,196)	$(41,145,353)

Net loss per share, basic and diluted	$(0.03)	$(0.04)	$(0.10)	$(0.13)

Weighted average shares outstanding,
basic and diluted	47,312,880	40,988,308	45,374,117	38,265,250

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2008 (Unaudited)

		Common Stock					Deficit Accumulated During the	Total
	Price per Share	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Deferred Compensation	Development Stage	Stockholders’ Deficiency
Balance, February 18, 1998 (date of inception)		-	$-	$-	$-	$-	$-	$-
Issuance of common stock on April 18, 1998	.0015 - .01	10,030,000	10,030	-	14,270	-	-	24,300
Net loss		-	-	-	-	-	(21,307)	(21,307)
Balance, December 31, 1998		10,030,000	$10,030	$-	$14,270	$-	$(21,307)	$2,993
Issuance of common stock on May 18, 1999	1.00 - 6.40	198,003	198	-	516,738	-	-	516,936
Issuance of common stock for ZEFS on September 14, 1999	0.00	5,000,000	5,000	-	-	-	-	5,000
Stock issued for professional services on May 18, 1999	0.88	69,122	69	-	49,444	-	-	49,513
Net loss		-	-	-	-	-	(1,075,264)	(1,075,264)
Balance, December 31, 1999		15,297,125	$15,297	$-	$580,452	$-	$(1,096,571)	$(500,822)
Stock issued for employee compensation on February 8, 2000	1.03	20,000	20	-	20,580	-	-	20,600
Stock issued for consulting services on February 8, 2000	1.03	100,000	100	-	102,900	-	-	103,000
Stock issued for professional services on April 18, 2000	3.38	27,000	27	-	91,233	-	-	91,260
Stock issued for directors fees on April 18, 2000	3.38	50,000	50	-	168,950	-	-	169,000
Stock issued for professional services on May 19, 2000	4.06	5,000	5	-	20,295	-	-	20,300
Stock issued for directors fees on June 20, 2000	4.44	6,000	6	-	26,634	-	-	26,640
Stock issued for professional services on June 20, 2000	4.44	1,633	2	-	7,249	-	-	7,251
Stock issued for professional services on June 26, 2000	5.31	1,257	1	-	6,674	-	-	6,675
Stock issued for employee compensation on June 26, 2000	5.31	22,000	22	-	116,798	-	-	116,820
Stock issued for consulting services on June 26, 2000	5.31	9,833	10	-	52,203	-	-	52,213
Stock issued for promotional services on July 28, 2000	4.88	9,675	9	-	47,205	-	-	47,214
Stock issued for consulting services on July 28, 2000	4.88	9,833	10	-	47,975	-	-	47,985

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2008

		Common Stock					Deficit Accumulated During the	Total
	Price per Share	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Deferred Compensation	Development Stage	Stockholders’ Deficiency
Stock issued for consulting services on August 4, 2000	2.13	35,033	35	-	74,585	-	-	74,620
Stock issued for promotional services on August 16, 2000	2.25	25,000	25	-	56,225	-	-	56,250
Stock issued for consulting services on September 5, 2000	2.25	12,833	13	-	28,861	-	-	28,874
Stock issued for consulting services on September 10, 2000	1.50	9,833	10	-	14,740	-	-	14,750
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	-	8,643	-	-	8,653
Stock issued for consulting services on November 4, 2000	0.88	9,833	10	-	8,643	-	-	8,653
Stock issued for consulting services on December 20, 2000	0.50	19,082	19	-	9,522	-	-	9,541
Stock issued for filing services on December 20, 2000	0.50	5,172	5	-	2,581	-	-	2,586
Stock issued for professional services on December 26, 2000	0.38	12,960	13	-	4,912	-	-	4,925
Other stock issuance on August 24, 2000	2.13	2,000	2	-	4,258	-	-	4,260
Common shares cancelled		(55,000)	(55)	-	(64,245)	-	-	(64,300)
Net loss		-	-	-	-	-	(1,270,762)	(1,270,762)

Balance, December 31, 2000		15,645,935	$15,646	$-	$1,437,873	$-	$(2,367,333)	$(913,814)
Stock issued for consulting services on January 8, 2001	0.31	9,833	10	-	3,038	-	-	3,048
Stock issued for consulting services on February 1, 2001	0.33	9,833	10	-	3,235	-	-	3,245
Stock issued for consulting services on March 1, 2001	0.28	9,833	10	-	2,743	-	-	2,753
Stock issued for legal services on March 13, 2001	0.32	150,000	150	-	47,850	-	-	48,000
Stock issued for consulting services on April 3, 2001	0.25	9,833	10	-	2,448	-	-	2,458
Stock issued for legal services on April 4, 2001	0.25	30,918	31	-	7,699	-	-	7,730

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2008

		Common Stock					Deficit Accumulated During the	Total
	Price per Share	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Deferred Compensation	Development Stage	Stockholders’ Deficiency
Stock issued for professional services on April 4, 2001	0.25	7,040	7	-	1,753	-	-	1,760
Stock issued for consulting services on April 5, 2001	0.25	132,600	132	-	33,018	-	-	33,150
Stock issued for filing fees on April 30, 2001	1.65	1,233	1	-	2,033	-	-	2,034
Stock issued for filing fees on September 19, 2001	0.85	2,678	2	-	2,274	-	-	2,276
Stock issued for professional services on September 28, 2001	0.62	150,000	150	-	92,850	-	-	93,000
Stock issued for directors services on October 5, 2001	0.60	100,000	100	-	59,900	-	-	60,000
Stock issued for legal services on October 17, 2001	0.60	11,111	11	-	6,655	-	-	6,666
Stock issued for consulting services on October 18, 2001	0.95	400,000	400	-	379,600	-	-	380,000
Stock issued for consulting services on October 19, 2001	1.25	150,000	150	-	187,350	-	-	187,500
Stock issued for exhibit fees on October 22, 2001	1.35	5,000	6	-	6,745	-	-	6,751
Stock issued for directors	0.95	1,000,000	1,000	-	949,000	-	-	950,000
Stock issued for consulting services on November 7, 2001	0.85	20,000	20	-	16,980	-	-	17,000
Stock issued for consulting services on November 20, 2001	0.98	43,000	43	-	42,097	-	-	42,140
Stock issued for consulting services on November 27, 2001	0.98	10,000	10	-	9,790	-	-	9,800
Stock issued for consulting services on November 28, 2001	0.98	187,000	187	-	183,073	-	-	183,260
Intrinsic value of options issued to employees		-	-	-	2,600,000	(2,600,000)	-	-
Fair value of options issued to non-employees for services		-	-	-	142,318	-	-	142,318
Amortization of deferred compensation		-	-	-	-	191,667	-	191,667
Net loss		-	-	-	-	-	(2,735,013)	(2,735,013)

Balance, December 31, 2001		18,085,847	$18,086	$-	$6,220,322	$(2,408,333)	$(5,102,346)	$(1,272,271)

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2008

		Common Stock					Deficit Accumulated During the	Total
	Price per Share	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Deferred Compensation	Development Stage	Stockholders’ Deficiency
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	-	857,850	-	-	860,000
Common stock paid for, but not issued (2,305,000 shares)	0.15-0.25	-	-	389,875	-	-	-	389,875
Fair value of options issued to non-employees for services		-	-	-	54,909	(54,909)	-	-
Amortization of deferred compensation		-	-	-	-	891,182	-	891,182
Net loss for the year ended December 31, 2002		-	-	-	-	-	(2,749,199)	(2,749,199)

Balance, December 31, 2002		20,235,847	$20,236	$389,875	$7,133,081	$(1,572,060)	$(7,851,545)	$(1,880,413)
Common stock issued, previously paid for	0.15	1,425,000	1,425	(213,750)	212,325	-	-	-
Common stock issued, previously paid for	0.25	880,000	880	(220,000)	219,120	-	-	-
Stock issued for cash on March 20, 2003	0.25	670,000	670	-	166,830	-	-	167,500
Stock issued for cash on April 4, 2003	0.25	900,000	900	-	224,062	-	-	224,962
Stock issued for cash on April 8, 2003	0.25	100,000	100	-	24,900	-	-	25,000
Stock issued for cash on May 8, 2003	0.25	1,150,000	1,150	-	286,330	-	-	287,480
Stock issued for cash on June 16, 2003	0.25	475,000	475	-	118,275	-	-	118,750
Stock issued for cash on June 16, 2003	0.25	475,000	475	-	118,275	-	-	118,750
Stock issued for legal services on June 27, 2003	0.55	83,414	83	-	45,794	-	-	45,877
Debt converted to stock on June 27, 2003	0.25	2,000,000	2,000	-	498,000	-	-	500,000
Stock and warrants issued for cash on July 11, 2003	0.25	519,000	519	-	129,231	-	-	129,750
Stock and warrants issued for cash on September 29, 2003	0.25	1,775,000	1,775	-	441,976	-	-	443,751
Stock and warrants issued for cash on October 21, 2003	0.25	1,845,000	1,845	-	459,405	-	-	461,250
Stock and warrants issued for cash on October 28, 2003	0.25	1,570,000	1,570	-	390,930	-	-	392,500
Stock and warrants issued for cash on November 19, 2003	0.25	500,000	500	-	124,500	-	-	125,000
Finders' fee related to stock issuances		-	-	43,875	(312,582)	-	-	(268,707)
Common stock paid for, but not issued (25,000 shares)	0.25	-	-	6,250	-	-	-	6,250

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2008

		Common Stock					Deficit Accumulated During the	Total
	Price per Share	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Deferred Compensation	Development Stage	Stockholders’ Deficiency

Amortization of deferred comp		-	-	-	-	863,727	-	863,727
Net loss for year ended December 31, 2003		-	-	-	-	-	(2,476,063)	(2,476,063)

Balance, December 31, 2003		34,128,261	$34,128	$6,250	$10,162,177	$(708,333)	$(10,327,608)	$(833,386)
Common stock issued, previously paid for	0.25	25,000	25	(6,250)	6,225	-	-	-
Stock issued for director services on March 31, 2004	1.50	50,000	50	-	74,950	-	-	75,000
Stock issued for finders fees on March 31, 2004	0.15	82,500	82	-	12,293	-	-	12,375
Stock issued for finders fees on March 31, 2004	0.25	406,060	407	-	101,199	-	-	101,606
Stock issued for services on April 2, 2004	1.53	65,000	65	-	99,385	-	-	99,450
Debt converted to stock on April 2, 2004	1.53	60,000	60	-	91,740	-	-	91,800
Stock issued upon exercise of warrants on May 21, 2004	0.20	950,000	950	-	189,050	-	-	190,000
Stock issued for directors services on June 8, 2004	1.70	600,000	600	-	1,019,400	-	-	1,020,000
Stock issued for cash on August 25, 2004	1.00	550,000	550	-	549,450	-	-	550,000
Stock issued upon exercise of options on August 30, 2004	0.40	4,000	4	-	1,596	-	-	1,600
Stock issued for cash on September 8, 2004	1.00	25,000	25	-	24,975	-	-	25,000
Stock issued for consulting services on September 15, 2004	1.31	50,000	49	-	65,451	-	-	65,500
Stock issued for patent settlement on September 22, 2004	1.24	20,000	20	-	24,780	-	-	24,800
Stock issued for research and development on October 6, 2004	1.40	65,000	65	-	90,935	-	-	91,000
Stock issued for cash on October 6, 2004	1.00	25,000	25	-	24,975	-	-	25,000
Stock issued for cash on October 15, 2004	1.00	150,000	150	-	149,850	-	-	150,000
Stock issued upon exercise of stock options on October 21, 2004	0.40	6,500	6	-	2,594	-	-	2,600
Stock issued for cash on November 3, 2004	1.00	25,000	25	-	24,975	-	-	25,000
Stock issued for cash on November 18, 2004	1.00	172,500	173	-	172,327	-	-	172,500

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2008

		Common Stock					Deficit Accumulated During the	Total
	Price Per Share	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Deferred Compensation	Development Stage	Stockholders’ Deficiency
Stock issued for cash on December 9, 2004	1.00	75,000	75	-	74,925	-	-	75,000
Stock issued for cash on December 23, 2004	1.00	250,000	250	-	249,750	-	-	250,000
Finders fees related to stock issuances	-	-	-	-	(88,384)	-	-	(88,384)
Common stock paid for, but not issued (119,000 shares)	-	-	-	119,000	-	-	-	119,000
Intrinsic value of options issued to employees	-	-	-	-	248,891	-248,891	-	-
Fair value of options issued to non-employees for services	-	-	-	-	55,381	(55,381)	-	-
Fair value of warrants issued for settlement costs	-	-	-	-	1,585,266	-	-	1,585,266
Fair value of warrants issued to non-employees for services	-	-	-	-	28,872	-	-	28,872
Amortization of deferred compensation	-	-	-	-	-	936,537	-	936,537
Net loss for year ended December 31, 2004	-	-	-	-	-	-	(6,803,280)	(6,803,280)

Balance, December 31, 2004		37,784,821	$37,784	$119,000	$15,043,028	$(76,068)	$(17,130,888)	$(2,007,144)
Common stock issued, previously paid for	1.00	69,000	69	(69,000)	68,931	-	-	-
Stock issued upon exercise of warrants, previously paid for	1.00	50,000	50	(50,000)	49,950	-	-	-
Stock issued for cash on January 20, 2005	1.00	25,000	25	-	24,975	-	-	25,000
Stock issued upon exercise of warrants on January 31, 2005	0.40	500	1	-	199	-	-	200
Stock issued for cash on February 17, 2005	1.00	325,000	325	-	324,675	-	-	325,000
Stock issued for cash on March 31, 2005	1.00	215,000	215	-	214,785	-	-	215,000
Stock issued for cash on May 17, 2005	1.00	5,000	5	-	4,995	-	-	5,000
Stock issued for cash on June 7, 2005	1.00	300,000	300	-	299,700	-	-	300,000
Stock issued for cash on August 5, 2005	1.00	480,500	480	-	480,020	-	-	480,500
Stock issued for cash on August 9, 2005	1.00	100,000	100	-	99,900	-	-	100,000
Stock issued for cash on October 27, 2005	1.00	80,000	80	-	79,920	-	-	80,000
Common stock cancelled on December 7, 2005		(8,047,403)	(8,047)	-	8,047	-	-	-

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2008

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders'
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency
Stock to be issued for settlement of payables on December 21, 2005	-	-	-	57,092	-	-	-	57,092
Stock to be issued for settlement of payables on December 31, 2005	-	-	-	555,429	-	-	-	555,429
Finders fees related to stock issuances	-	-	-	-	(109,840)	-	-	(109,840)
Intrinsic value of options issued to employees	-	-	-	-	243,750	(243,750)	-	-
Fair value of options issued for settlement costs	-	-	-	-	31,500	-	-	31,500
Fair value of warrants issued for settlement costs	-	-	-	-	4,957	-	-	4,957
Fair value of warrants issued to non-employees for services	-	-	-	-	13,505	-	-	13,505
Amortization of deferred compensation	-	-	-	-	-	177,631	-	177,631
Warrants issued with convertible notes	-	-	-	-	696,413	-	-	696,413
Intrinsic value of beneficial conversion associated with convertible notes	-	-	-	-	756,768	-	-	756,768
Net loss for year ended December 31, 2005	-	-	-	-	-	-	(3,115,186)	(3,115,186)

Balance, December 31, 2005	-	31,387,418	$31,387	$612,521	$18,336,178	$(142,187)	$(20,246,074)	$(1,408,175)
Stock issued, for previously settled payables	-	846,549	847	(612,521)	611,674	-	-	-
Stock issued upon exercise of warrants on March 23, 2006	1.50	25,000	25	-	37,475	-	-	37,500
Stock issued upon exercise of warrants on March 27, 2006	1.50	50,000	50	-	74,950	-	-	75,000
Stock issued upon exercise of warrants on March 27, 2006	0.50	25,000	25	-	12,475	-	-	12,500
Stock issued upon exercise of warrants on March 30, 2006	1.00	10,000	10	-	9,990	-	-	10,000
Stock issued upon exercise of warrants on April 10, 2006	0.50	36,250	36	-	18,089	-	-	18,125
Common stock issued for convertible debt on April 10, 2006	0.70	269,600	270	-	188,450	-	-	188,720
Stock issued for cash on April 24, 2006	1.56	473,000	473	-	737,408	-	-	737,881

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2008

		Common Stock					Deficit Accumulated During the	Total
	Price per Share	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Deferred Compensation	Development Stage	Stockholders' Deficiency
Stock issued upon exercise of warrants on April 26, 2006	0.50	125,000	125	-	62,375	-	-	62,500
Stock issued upon exercise of warrants on April 26, 2006	1.50	100,000	100	-	149,900	-	-	150,000
Common stock issued for convertible debt on April 26, 2006	0.70	35,714	36	-	24,964	-	-	25,000
Stock issued upon exercise of warrants on May 6, 2006	0.50	200,000	200	-	99,800	-	-	100,000
Stock issued upon exercise of warrants on May 15, 2006	1.50	25,000	25	-	37,475	-	-	37,500
Stock issued upon exercise of warrants on May 15, 2006	0.50	50,000	50	-	24,950	-	-	25,000
Stock issued for cash on June 7, 2006	1.89	873,018	872	-	1,649,136	-	-	1,650,008
Common stock issued for convertible debt on June 7, 2006	0.70	1,535,716	1,536	-	1,073,464	-	-	1,075,000
Stock issued upon exercise of warrants on June 8, 2006	0.50	900,000	900	-	449,100	-	-	450,000
Stock issued upon exercise of warrants on June 9, 2006	0.50	9,000	9	-	4,491	-	-	4,500
Stock issued upon exercise of warrants on June 23, 2006	0.50	150,000	150	-	74,850	-	-	75,000
Stock issued upon exercise of warrants on June 23, 2006	1.50	15,000	15	-	22,485	-	-	22,500
Common stock issued for convertible debt on June 30, 2006	0.70	219,104	219	-	153,155	-	-	153,374
Common stock issued for convertible debt on July 11, 2006	0.70	14,603	15	-	10,207	-	-	10,222
Common stock issued for convertible debt on August 7, 2006	0.70	1,540,160	1,540	-	1,076,572	-	-	1,078,112
Common stock issued upon exercise of warrants on August 7, 2006	1.50	175,000	175	-	262,325	-	-	262,500
Common stock issued upon exercise of warrants on August 21, 2006	1.50	50,000	50	-	74,950	-	-	75,000

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2008

		Common Stock					Deficit Accumulated During the	Total
	Price per Share	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Deferred Compensation	Development Stage	Stockholders' Deficiency
Common stock issued for cash on August 22, 2006	1.00	14,519	15	-	14,504	-	-	14,519
Common stock issued upon exercise of warrants on August 23, 2006	1.00	3,683	4	-	3,679	-	-	3,683
Common stock issued upon exercise of warrants on August 28, 2006	1.50	5,000	5	-	7,495	-	-	7,500
Common stock issued for convertible debt on September 13, 2006	0.70	4,286	4	-	2,996	-	-	3,000
Common stock issued upon exercise of warrants on September 13, 2006	0.50	150,000	150	-	74,850	-	-	75,000
Common stock issued for convertible debt on October 16, 2006	0.70	66,654	67	-	46,591	-	-	46,658
Common stock issued upon exercise of warrants on November 3, 2006	0.50	210,000	210	-	104,790	-	-	105,000
Common stock issued for put on equity line of credit on November 7, 2006	1.22	944,700	94	-	115,368	-	-	115,462
Common stock issued for put on equity line of credit on November 14, 2006	1.14	7,300	7	-	8,349	-	-	8,356
Common stock issued for put on equity line of credit on November 27, 2006	0.83	27,500	28	-	22,913	-	-	22,941
Common stock issued for put on equity line of credit on November 28, 2006	0.82	36,500	36	-	30,059	-	-	30,095
Common stock issued for put on equity line of credit on December 6, 2006	0.78	73,863	74	-	57,244	-	-	57,318
Common stock issued for put on equity line of credit on December 26, 2006	0.55	18,800	19	-	10,377	-	-	10,396
Common stock issued for put on equity line of credit on December 31, 2006	0.59	229,050	229	-	135,300	-	-	135,529
Common stock paid for, but not issued	-	-	-	60,000	-	-	-	60,000
Fair value of options issued to employees and officers	-	-	-	-	2,253,263	-	-	2,253,263
Fair value of warrants issued for services	-	-	-	-	401,130	-	-	401,130
Write off of deferred compensation	-	-	-	-	(142,187)	142,187	-	-
Warrants issued for consulting	-	-	-	-	62,497	-	-	62,497

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2008

		Common Stock					Deficit Accumulated During the	Total Stockholders'
	Price per Share	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Deferred Compensation	Development Stage	Deficiency
Warrants issued with convertible notes	-	-	-	-	408,596	-	-	408,596
Intrinsic value of beneficial conversion associated with convertible notes	-	-	-	-	851,100	-	-	851,100
Finders fees related to stock issuances	-	-	-	-	(284,579)	-	-	(284,579)
Fees paid on equity line of credit	-	-	-	-	(30,402)	-	-	(30,402)
Net loss for year ended December 31, 2006	-	-	-	-	-	-	(10,181,523)	(10,181,523)

Balance, December 31, 2006		40,081,757	$40,082	$60,000	$29,430,821	$-	$(30,427,597)	$(896,694)
Common stock issued for put on equity line of credit on January 11, 2007	0.63	63,000	63	-	39,659	-	-	39,722
Common stock issued for put on equity line of credit on January 22, 2007	0.73	58,150	58	-	42,246	-	-	42,304
Common stock issued for put on equity line of credit on February 9, 2007	0.73	35,800	36	-	26,009	-	-	26,045
Common stock issued for put on equity line of credit on February 16, 2007	0.70	162,000	162	-	112,979	-	-
Common stock issued for put on equity line of credit on February 26, 2007	0.66	71,000	71	-	46,761	-	-
Common stock issued for put on equity line of credit on March 5, 2007	0.66	42,600	43	-	28,056	-	-
Common stock issued for put on equity line of credit on March 12, 2007	0.67	92,900	93	-	62,085	-	-
Common stock issued for put on equity line of credit on March 19, 2007	0.64	47,500	48	-	30,362	-	-
Common stock issued for put on equity line of credit on March 26, 2007	0.63	7,500	7	-	4,722	-	-
Common stock issued for put on equity line of credit on March 31, 2007	0.61	25,500	25	-	15,558	-	-
Fees paid on equity line of credit	-	-	-	-	(32,723)	-	-
Warrants issued with convertible notes	-	-	-	-	291,936	-	-
Common stock issued for put on equity line of credit on April 9, 2007	0.63	56,300	56	-	35,441	-	-	35,497

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2008

		Common Stock					Deficit Accumulated During the	Total
	Price per Share	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Deferred Compensation	Development Stage	Stockholders' Equity
Common stock issued for put on equity line of credit on April 17, 2007	0.56	73,835	74	-	41,466	-	-	41,540
Common stock issued for put on equity line of credit on April 24, 2007	0.56	122,857	123	-	68,996	-	-	69,119
Common stock issued for put on equity line of credit on May 1, 2007	0.55	226,081	226	-	124,774	-	-	125,000
Common stock issued for put on equity line of credit on May 8, 2007	0.66	29,400	29	-	19,363	-	-	19,392
Common stock issued for put on equity line of credit on May 15, 2007	0.43	403,502	404	-	171,811	-	-	172,215
Common stock issued for put on equity line of credit on May 22, 2007	0.39	119,800	120	-	46,362	-	-	46,482
Common stock issued for put on equity line of credit on May 30, 2007	0.33	80,996	81	-	26,631	-	-	26,712
Common stock issued for put on equity line of credit on June 6, 2007	0.32	54,700	55	-	17,454	-	-	17,509
Common stock issued for put on equity line of credit on June 15, 2007	0.27	94,500	95	-	25,571	-	-	25,666
Common stock issued for put on equity line of credit on June 21, 2007	0.31	12,500	12	-	3,868	-	-	3,880
Fees paid on equity line of credit	-	-	-	-	(46,641)	-	-	(46,641)
Warrants issued with convertible notes	-	-	-	-	260,718	-	-	260,718
Fair value of options issued to an officer	-	-	-	-	8,898	-	-	8,898
Common stock issued, previously paid for	-	2,597,524	2,597	(60,000)	57,403	-	-	-
Fair value of options issued to officers	-	-	-	-	20,574	-	-	20,574
Warrants issued with convertible notes	-	-	-	-	267,930	-	-	267,930
Common stock issued for convertible debt on October 5, 2007	0.53	51,887	52	-	27,448	-	-	27,500
Common stock issued for convertible debt on November 12, 2007	0.37	255,081	255	-	94,125	-	-	94,380
Common stock issued for convertible debt on November 12, 2007	0.53	51,887	52	-	27,448	-	-	27,500

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2008

		Common Stock					Deficit Accumulated During the	Total
	Price per Share	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Deferred Compensation	Development Stage	Stockholders' Equity
Common stock issued for convertible debt on November 14, 2007	0.34	80,882	81	-	27,419	-	-	27,500
Common stock issued for convertible debt on November 14, 2007	0.37	95,227	95	-	35,105	-	-	35,200
Common stock issued for convertible debt on November 15, 2007	0.37	163,514	164	-	60,336	-	-	60,500
Common stock issued for convertible debt on November 16, 2007	0.37	71,351	71	-	26,329	-	-	26,400
Common stock issued for convertible debt on November 16, 2007	0.34	80,882	81	-	27,419	-	-	27,500
Warrants issued with convertible notes	-	-	-	-	158,652	-	-	158,652
Common stock to be issued for consulting services	-	-	-	4,000	-	-	-	4,000
Common stock issued for convertible debt on December 28, 2007	0.17	1,060,000	1,060	-	198,940	-	-	200,000
Fair value of options issued to an officer	-	-	-	-	21,818	-	-	21,818
Net loss for year ended December 31, 2007	-	-	-	-	-	-	(6,262,743)	(6,262,743)

Balance, December 31, 2007		46,470,413	$46,471	$4,000	$32,280,083	$-	$(36,690,340)	$(4,359,786)
Fair value of warrants issued with convertible notes	-	-	-	-	116,913	-	-	116,913
Common stock issued for convertible debt on January 31, 2008	0.37	118,918	119	-	43,881	-	-	44,000
Common stock issued for convertible debt on January 31, 2008	0.39	279,232	279	-	108,621	-	-	108,900
Common stock issued for convertible debt on March 10, 2008	0.39	442,820	443	-	172,257	-	-	172,700
Common stock issued for convertible debt on march 10, 2008	0.38	5,450,848	5,451	-	2,039,243	-	-	2,044,694
Common stock issued on March 10, 2008 for settlement of loan on January 31, 2008	0.37	80,000	80	-	29,603	-	-	29,683

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2008

		Common Stock					Deficit Accumulated During the	Total
	Price per Share	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Deferred Compensation	Development Stage	Stockholders' Deficiency
Common stock issued on March 10, 2008 for settlement of payable on January 31, 2008	0.38	1,891,048	1,891	-	707,443	-	-	709,334
Common stock issued on March 10, 2008 for settlement of consulting services on December 13, 2007	0.40	10,000	10	(4,000)	3,990	-	-	-
Common stock issued on March 10, 2008 for settlement of payable on February 1, 2008	0.37	7,838	8	-	2,892	-	-	2,900
Common stock to be issued for settlement of payable	-	-	-	25,375	-	-	-	25,375
Common stock to be issued upon exercise of warrants on March 18, 2008	-	-	-	3,000	-	-	-	3,000
Common stock to be issued upon exercise of warrants on March 19, 2008	-	-	-	50,000	-	-	-	50,000
Common stock to be issued upon exercise of warrants on March 20, 2008	-	-	-	50,000	-	-	-	50,000
Common stock to be issued upon exercise of warrants on March 21, 2008	-	-	-	50,000	-	-	-	50,000
Common stock to be issued upon exercise of warrants on March 26, 2008	-	-	-	15,130	-	-	-	15,130
Common stock to be issued upon exercise of warrants on March 27, 2008	-	-	-	2,700	-	-	-	2,700
Common stock to be issued for notes converted on March 10, 2008	-	-	-	11,000	-	-	-	11,000
Common stock to be issued for notes converted on March 17, 2008	-	-	-	82,500	-	-	-	82,500
Common stock to be issued for notes converted on March 20, 2008	-	-	-	158,400	-	-	-	158,400
Common stock to be issued for notes converted on March 21, 2008	-	-	-	11,000	-	-	-	11,000
Fair value of options issued to an officer	-	-	-	-	21,818	-	-	21,818

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2008

		Common Stock					Deficit Accumulated During the	Total
	Price per Share	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Deferred Compensation	Development Stage	Stockholders' Deficiency
Beneficial conversion associated with issuance of convertible notes	-	-	-	-	367,737	-	-	367,737
Common stock issued for previously exercised warrants	0.50	341,660	342	(170,830)	170,488	-	-	-
Common stock issued for previous settlement of payable	0.30	84,583	85	(25,375)	25,290	-	-	-
Common stock issued for previously converted notes	0.39	28,206	28	(11,000)	10,972	-	-	-
Common stock issued for previously converted notes	0.50	503,800	504	(251,900)	251,396	-	-	-
Common stock issued upon exercise of warrants on April 1, 2008	0.50	100,000	100	-	49,900	-	-	50,000
Common stock issued upon exercise of warrants on April 4, 2008	0.50	100,000	100	-	49,900	-	-	50,000
Common stock issued upon exercise of warrants on April 4, 2008	0.50	22,990	23	-	11,472	-	-	11,495
Common stock issued upon exercise of warrants on April 14, 2008	0.50	100,000	100	-	49,900	-	-	50,000
Common stock issued upon exercise of warrants on June 24, 2008	0.50	80,000	80	-	39,920	-	-	40,000
Common stock issued for convertible debt on April 24, 2008	0.41	132,769	133	-	54,867	-	-	55,000
Common stock issued for convertible debt on April 24, 2008	0.50	44,000	44	-	21,956	-	-	22,000
Common stock issued for convertible debt on June 17, 2008	0.34	760,295	760	-	257,740	-	-	258,500
Common stock issued for convertible debt on June 17, 2008	0.39	112,820	113	-	43,887	-	-	44,000
Common stock issued for convertible debt on June 17, 2008	0.50	198,000	198	-	98,802	-	-	99,000
Common stock issued for settlement of payable on June 20, 2008	0.33	71,429	71	-	23,533	-	-	23,604

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO SEPTEMBER 30, 2008

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders'
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency
Common stock issued upon exercise of warrants on June 23, 2008	0.50	320,000	320	—	159,680	—	—	160,000
Fair value of options issued to an officer	—	—	—	—	21,818	—	—	21,818
Common stock issued for convertible debt on August 12, 2008	0.34	59,460	59	—	21,941	—	—	22,000
Common stock issued for convertible debt on August 12, 2008	0.39	28,206	28	—	10,972	—	—	11,000
Common stock issued for convertible debt on August 12, 2008	0.50	132,000	132	—	65,868	—	—	66,000
Common stock issued for convertible debt on August 25, 2008	0.39	564,102	564	—	219,436	—	—	220,000
Common stock issued for convertible debt on September 25, 2008	0.34	106,677	107	—	38,393	—	—	38,500
Common stock issued for convertible debt on September 25, 2008	0.39	70,512	70	—	27,430	—	—	27,500
Common stock issued for convertible debt on September 25, 2008	0.50	132,000	132	—	65,868	—	—	66,000
Common stock issued for convertible debt on September 30, 2008	0.39	70,512	70	—	27,430	—	—	27,500
Common stock issued for convertible debt on September 30, 2008	0.50	33,000	33	—	16,467	—	—	16,500
Fair value of options issued to an officer	—	—	—	—	5,453	—	—	5,453
Fair value of warrants issued with convertible notes	—	—	—	—	215,721	—	—	215,721
Fair value of options issued to employees and officers	—	—	—	—	550,665	—	—	550,665
Net loss for the nine months ended September 30, 2008, 2008	—	—	—	—	—	—	(4,455,013)	(4,455,013)
Balance, September 30, 2008		58,948,138	$58,948	$—	$38,501,646	$—	$(41,145,353)	$(2,584,759)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD
FEBRUARY 18, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

			Cumulative
	September 30,	September 30,	since
	2008	2007	inception
Cash flows from operating activities
Net loss	$(4,455,013)	$(5,060,196)	$(41,145,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	-	-	505,000
Settlement of litigation and debt	-	-	(1,017,208)
Fair value of stock compensation expense	599,754	45,774	3,521,826
Fair value of common stock issued for services	51,879	-	4,723,981
Fair value of warrants issued	116,913	-	116,913
Non-cash legal expense	236,572	-	236,572
Non-cash interest expense	691,331	-	691,331
Non-cash increase in convertible notes recorded as interest expense	89,470	-	163,962
Issuance of options for legal settlement	-	-	31,500
Issuance of warrants for legal settlement	-	-	4,957
Issuance of warrants for financing fees	-	47,104	82,444
Patent acquisition cost	-	-	1,610,066
Amortization of issuance costs and original issue debt	733,805	1,244,461	5,106,706
Amortization of deferred compensation	-	-	3,060,744
Loss on sale of equipment	9,683	-	9,683
Depreciation	28,551	155,483	384,150
Bad debt	1,380	-	1,380
Changes in operating assets and liabilities:
Accounts receivable	-	-	(1,380)
Inventory	-	(20,147)	(30,256)
Prepaid expenses and other	(14,292)	24,436	(34,844)
Other assets	(6,750)	-	(11,250)
Accounts payable and accrued expenses	430,111	907,104	3,824,220

Net cash used in operating activities	(1,486,606)	(2,655,981)	(18,164,856)

Cash flows from investing activities
Purchase of property and equipment	(345)	(45,713)	(553,452)
Proceeds from sale of equipment	17,478	-	17,478

Net cash provided by (used in) investing activities	17,133	(45,713)	(535,974)

Cash flows from financing activities
Net proceeds under equity line of credit	-	912,691	1,262,386
Increase (decrease) in payables to related parties and shareholder	(6,387)	81,404	588,659
Advances from founding executive officer	-	-	517,208
Net proceeds from issuance of convertible notes and warrants	974,000	1,591,800	5,849,678
Repayment of convertible notes	-	(26,250)	(226,250)
Net proceeds from issuance of common stock and common stock issuable	532,325	-	10,787,274

Net cash provided by financing activities	1,499,938	2,559,645	18,778,955

Net increase (decrease) in cash	30,465	(142,049)	78,125
Cash, beginning of period	47,660	244,228	—

Cash, end of period	$78,125	$102,179	$78,125

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD
 FEBRUARY 18, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

	September 30,		September 30,	Cumulative since
	2008		2007	inception

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest		$988		$136,032

Income taxes	$		$	$4,282

Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$		$	$505,000
Deferred compensation for stock options issued for services				3,202,931
Purchase of property and equipment financed by advance from related party				3,550
Conversion of related party debt to equity				515,000
Issuance of common stock in settlement of payable				113,981
Cancellation of stock				8,047
Conversion of accounts payable and accrued expenses to common stock issued				612,521
Conversion of related party debt to convertible debentures				45,000
Conversion of convertible debentures to common stock				2,973,414
Issuance of shares for settlement of loans and other payable to Morale/Matthews		2,783,711		2,783,711
Write off of deferred compensation				142,187
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes		314,460		4,280,885

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $4,455,013 and a negative cash flow from operations of $1,486,606 for the nine months ended September 30, 2008, and had a working capital deficiency of $2,741,700 and a stockholders’ deficiency of $2,584,759 at September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The accompanying condensed consolidated financial statements of Save the World Air, Inc. and Subsidiary include the accounts of Save the World Air, Inc. and its wholly-owned subsidiary STWA Asia Pte. Limited.  Inter-company transactions and balances have been eliminated in consolidation

License and research and development agreements with Temple University

The Company has entered into two License Agreements with Temple University, one covering Temple University’s current patent application concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution, and the other covering Temple University’s current patent application concerning electric field effects on crude oil and edible oil viscosity, and any and all United States and foreign patents issuing in respect of the technologies described in such applications. Initially, the License Agreements are exclusive and the territory licensed to the Company is worldwide. Pursuant to the License Agreements, the Company will pay to Temple University (i) license fees in the aggregate amount of $250,000, payable in three installments of 100,000, the first installment of which was paid in March 2007, and $75,000 on each of February 2, 2008, which has not been paid, and February 2, 2009, respectively; and (ii) annual maintenance fees of $125,000 annually commencing January 1, 2008, which has not been paid. In addition, each License Agreement separately provides that the Company will pay royalties to Temple University on net sales of products incorporating the technology licensed under that License Agreement in an amount equal to 7% of the first $20 million of net sales, 6% of the next $20 million of net sales and 5% of net sales in excess of $40 million. Sales under the two License Agreements are not aggregated for purposes of calculating the royalties payable to Temple University. In addition, the Company has agreed to bear all costs of obtaining and maintaining patents in any jurisdiction where the Company directs Temple University to pursue a patent for either of the licensed technologies. Should the Company not wish to pursue a patent in a particular jurisdiction, that jurisdiction would not be included in the territory licensed to the Company.

The Company is in default in connection with its payment obligations under the License Agreements.  On November 10, 2008, the Company received written notice from Temple University of a material breach relating to required payments under the License Agreements.  The notice provides the Company with 60 days’ notice to cure the material breach.  The Company’s failure to cure could result in a termination of the License Agreements. If the termination occurs, the Company estimates this would have a material adverse impact on the Company’s financial condition and operations.  Under the License Agreements the Company is subject to a penalty of 1% per month of the amounts due and unpaid under the License Agreements.  At September 30, 2008, the Company estimates the penalty to be $15,250, and has accrued this in the accompanying financial statements.

The Company has also entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. Pursuant to the R&D Agreement, the Company will make payments to Temple University in the aggregate amount of $500,000, payable in eight non-refundable installments commencing with $123,750, which was paid in March 2007, and seven payments of $53,750 every three months thereafter until paid in full. The payments of $53,750 due in June, September, December 2007, March 2008, June 2008 and September 2008 have not been paid.  The Company is in default under the R&D Agreement.  On November 10, 2008, the Company received written notice of default from Temple University. The notice provides the Company with 60 days to cure the material breach.  The Company’s failure to cure the breach could result in the termination of the R&D Agreement.  If the termination occurs, the Company estimates this would have a material adverse impact on the Company’s financial condition and operations.  If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.

                  At September 30, 2008, the Company owed Temple University $537,750, which is included in accounts payable-Temple Univeristy. During the three and nine month periods ended September 30, 2008, the Company recorded $59,750 and $376,500, respectively, of fees due to Temple University.

2.  Significant Accounting Policies

Revenue Recognition

The Company has adopted Staff Accounting Bulletin 104, “Revenue Recognition” and therefore recognizes revenue based upon meeting four criteria:

●	Persuasive evidence of an arrangement exists;

●	Delivery has Delivery has occurred or services rendered;

●	The seller’s price to the buyer is fixed or determinable; and

●	Collectability is reasonably assured.

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

Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the nine months ended September 30, 2008 and 2007 was $599,754 and $45,774 respectively.

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

Loss per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the nine months ended September 30, 2008 and 2007, the dilutive impact of outstanding stock options of 4,301,225 and 4,203,238 respectively, and outstanding warrants of 11,676,034 and 18,798,227 have been excluded because their impact on the loss per share is anti-dilutive.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, and an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

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

3. Certain relationships and related transactions

Loans from related parties

  In May of 2007, a former officer and director of the Company loaned $31,404 to pay a Company obligation and in August 2007, the same party loaned $50,000 to the Company so that it could pay certain operating expenses. These amounts are unsecured, bear interest at 6% per annum and are due on demand.  At September 30, 2008 and December 31, 2007, the balance of these loans including interest was $77,209 and $83,596, respectively.

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

On April 30, 2008 the Company and SGGC settled their pending litigation relating to the Company’s prior offices.  The Company agreed to pay SGGC $51,000 in full settlement of SGGC’s claims.  On May 28, 2008 the initial payment of $34,000 was made and on July 9, 2008 the final payment of $17,000 was made and the Complaint was dismissed, with prejudice.   The Company recorded $52,069 as other income and as a reduction of accounts payable.

Investments from related parties

In June 2007, the Company received $100,000 proceeds for investment in the 2007 Spring Offering, from an investor who is more than a 5% beneficial owner of STWA.  (See Note 5-Convertible Debentures).

In December 2007, the Company received $200,000 proceeds for investment in the 2007 Fall Offering from a Director  of STWA.  (See Note 5-Convertible Debentures).

In February 2008, the Company received $90,000 proceeds for investment in the 2008 Winter Offering from an investor who is more than a 5% beneficial owner of STWA.  (See Note 5-Convertibel Debentures).

Accounts Payable to related parties

As of September 30, 2008, the Company had accounts payable to related parties in the amount of $256,880, which is composed of $165,455 in unpaid Directors Fees and  $91,425 in unreimbursed fees and expenses incurred by Officers and Directors.

Marketing and promotional services agreement with related party

In July 2006, the Company entered into an agreement with SS Sales and Marketing Group (“SS Sales”), to provide exclusive marketing and promotional services in the western United States and western Canada  (the “Territory”) for the Company’s products. SS Sales will also provide advice, assistance and information on marketing the Company’s products in the automotive after-market, and will seek to recruit and establish a market with distributors, wholesalers and others. SS Sales will be paid a commission equal to 5% of the gross amount actually collected on contracts the Company entered into during the term of the agreement for existing or future customers introduced by SS Sales in the Territory. The agreement has a term of five years unless sooner terminated by either party on 30 days’ notice. In the event of termination, SS Sales will be entitled to receive all commissions payable through the date of termination. No amount was due or paid under this agreement as of September 30, 2008.  SS Sales is owned by Nathan Shelton, who is a director of the Company.

4.  Loans and other payable due to Morale/Matthews

      Loans and other payable to Morale/Matthews consist of the following:
	Maturity dates	September 30, 2008 (unaudited)	December 31, 2007

Note payable Morale Orchards, LLC, 2006 Note	December 5, 2006	$-	$671,992

Note payable Morale Orchards, LLC, 2007 Note	January 10, 2007	-	601,250
Discount on Morale Orchards, LLC 2007 Note		-	(17,886)

Loan payable to Morale Orchards, LLC	Due on demand	-	20,334
Fees due to Matthews & Partners	-	-	472,762

Total		$-	$1,748,452

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

5.  Convertible Debentures

      Convertible debentures consist of the following:

	Maturity dates	September 30, 2008 (unaudited)	December 31, 2007

2007 Spring Offering	June 26, 2008	$27,500	$341,000

2007 Summer Offering		-	93,500

2007 Fall Offering		-	622,600

2008 Winter Offering	February 29, 2009	66,000	-

2008 Summer Offering	August 31, 2009	473,000	-

Less, remaining debt discount		(299,861)	(334,920)

Total		266,639	722,180

Convertible debentures, net, related parties		-	(227,136)
Convertible debentures, net, others		$266,639	$495,044

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

Each of the investors in the Spring 2007 Offering also received a warrant (the “Spring 2007 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Spring 2007 Notes are convertible (the “Warrant Shares”). Each Spring 2007 Warrant is exercisable on a cash basis only at an initial price of $0.50 per share, and is exercisable immediately upon issuance and for a period of two years from the date of issuance. A total of 605,242 Warrant Shares were issued.  As of September 30, 2008, investors have converted $423,500 of the Convertible Notes into 1,158,602 shares of the Company’s common stock.  The outstanding balance at September 30, 2008 is $27,500.

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

Each of the investors in the Summer 2007 Offering also received a warrant (the "Summer 2007 Warrants"), entitling the holder to purchase a number of shares of the Company's common stock equal to 50% of the number of shares of common stock into which the Summer 2007 Notes are convertible (the "Warrant Shares"). Each Summer 2007 Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance. A total of 418,892 Warrant Shares were issued. As of September 30, 2008, all investors have converted $309,980 Convertible Notes into 837,784 shares of the Company’s common stock.   There was no outstanding balance at September 30, 2008.

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

As of September 30, 2008, 1,596,410 shares of the Company’s common stock were issued to noteholders in the 2007 Fall Offering who converted and cancelled Convertible Notes in the amount of $622,600. There was no outstanding balance at September 30, 2008.

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

Each of the investors in the 2008 Winter Offering received, for no additional consideration, a warrant (the “ 2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Winter Notes) are convertible (the “2008 Warrant Shares”)  Each  2008 Winter Warrant is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 521,400 2008 Warrant Shares are initially issuable on exercise of the 2008 Winter Warrants.  As of September 30, 2008, investors have converted $455,400 of the Convertible Notes into 910,800 shares of the Company’s common stock.  The outstanding balance at September 30, 2008 is $66,000.

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

The investor in the 2008 Spring Offering received, for no additional consideration, a warrant (the “ 2008 Spring Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Spring Notes) are convertible (the “2008 Spring Warrant Shares”).  The 2008 Spring Warrant Shares is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  The 66,000 2008 Spring Warrant Shares are initially issuable upon exercise of the 2008 Spring Warrants.  As of September 30, 2008, investors have converted $66,000 of the Convertible Notes into 132,000 shares of the Company’s common stock.  There   was no outstanding balance at September 30, 2008.

2008 Summer Offering

From July 17, 2008 to August 31, 2008,  the Company conducted an offering (the “2008 Summer Offering”) of up to $600,000 aggregate face amount of its convertible notes “the”2008 Summer Offering) with a small number of accredited investors. Of this amount $484,000 aggregate face amount of the 2008 Summer Notes were sold for an aggregate purchase price of $440,000 net proceeds.  Therefore, while the stated interest rate on the 2008 Summer Notes is 0%, the implied interest rate on the 2008 Summer Notes is 10%.  The 2008 Summer Notes will mature on the first anniversary of the date of issuance.  The 2008 Summer Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Summer Offering (the “Conversion Price”).  Up to 1,423,530 Conversion Shares are issuable at a Conversion Price of $0.34 per share.

Each of the investors in the 2008 Summer Offering received, for no additional consideration, a warrant (the “ 2008 Summer Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Summer Notes) are convertible (the “2008 Summer Warrant Shares”). Each 2008 Summer Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 711,764 2008 Summer Warrant Shares are initially issuable upon exercise of the 2008 Summer Warrants.  As of September 30, 2008, investors have converted $11,000of the Convertible Notes into 32,353shares of the Company’s common stock.  The outstanding balance at September 30, 2008 was $473,000.

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

6. Capital stock

As of September 30, 2008, the Company has authorized 200,000,000 shares of its common stock, of which 58,948,138 shares were issued and outstanding.

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

During the year ended December 31, 2007 the Company drew down $ 992,055 ($912,683 net of closing costs) and issued 1,880,421 shares of common stock.  As of September 30, 2008 the Company has drawn down $1,372,150 ($1,262,378) net of closing costs) of this commitment and issued 2,367,905 shares at an average price of $0.58 per share, leaving 4,632,095 shares available under the equity line of credit.

In August 2007, the Company issued 2,597,524 shares in connection with the exercise of options that were originally granted to the late Edward L. Masry.

During the year ended December 31, 2007, the Company issued 1,910,711 shares of common stock in exchange for conversion of $526,480 of Convertible Notes.

           During the nine months ended September 30, 2008, the Company issued 7,421,896 shares of common stock in exchange for $1,855,474 conversion of Convertible Notes and settlement of loan and payable in accordance with the Morale Orchards-Matthews Modification Agreement.  The Company incurred and recorded additional non-cash interest and legal expense in the amount of $928,237.

During the nine months ended September 30, 2008, the Company issued 3,817.329 shares of common stock in exchange for conversion of $1,562,000 of other Convertible Notes.

During the nine months ended September 30, 2008, the Company issued 7,838 shares of common stock in exchange for consulting services in the amount of $2,900.  Also during the nine months ended September 30, 2008, the Company issued 10,000 shares of common stock for shares issuable related to consulting services recorded in 2007.

During the nine months ended September 30, 2008, the Company issued 156,012 shares of common stock for settlement of $48,979 in payables.

During the nine months ended September 30, 2008, the Company issued 661,660 shares of common stock for exercise of warrants for which the Company received $330,830.

7. Stock options and warrants

Options

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Plan (the “Plan”). As of December 31, 2005, the Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan, increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At September 30, 2008, 2,948,775 shares of common stock were available to be granted under the Plan. Prior to 2004, the Company granted to officers of the Company outside the Plan options to purchase 3,250,000 options outside the Plan to officers of the Company of which 250,000 are still outstanding.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at September 30, 2008 and December 31, 2007 was 11.5 years and 7.1 years, respectively. Stock option activity for the nine months ended September 30, 2008 and the year ended December 31, 2007 was as follows, which includes 250,000 options granted outside the Plan:

	Weighted Avg.	Weighted Avg.
	Options	Exercise Price
Options, January 1, 2004	13,250,000	0.11
Options granted	1,172,652	1.03
Options exercised	—	—
Options cancelled	—	—

Options, December 31, 2004	14,422,652	0.18
Options granted	2,085,909	0.92
Options exercised	—	—
Options cancelled	(10,000,000)	0.10

Options, December 31, 2005	6,508,561	0.53
Options granted	1,313,605	1.21
Options exercised	(2,860,000)	0.10
Options forfeited	(962,607)	0.84
Options cancelled	—	—

Options, December 31, 2006	3,999,559	0.99
Options granted	238,679	0.55
Options exercised	—	—
Options forfeited	(49,793)	1.96
Options cancelled	—	—

Options, December 31, 2007	4,188,445	$0.95
Options granted (unaudited)	2,400,000	0.27
Options exercised (unaudited)	—	—
Options forfeited (unaudited)	(2,287,220)	1.00
Options cancelled (unaudited)	—	—

Options, September 30, 2008 (unaudited)	4,301,225	$0.55

During the nine months ended September 30, 2008, 2,400,000 options were granted.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
As of September 30, 2008:
Options Outstanding	4,301,225	$0.55	11.52
Unvested Options	-	$-	-
Options Exercisable	4,301,225	$0.55	11.52

     As of September 30, 2008, the exercise price of all options outstanding exceeds the market price of the Company’s stock, and therefore there was no intrinsic value.  The total deferred compensation expense on the outstanding value of unvested options at September 30, 2008 is $0, which will be recognized over a weighted average period of 12 months.

    Stock-based compensation during the nine month period ended September 30, 2008 was $599,754, compared to $45,774 for the nine month period ended September 30, 2007.

The following table summarizes certain information about the Company’s stock purchase warrants.
	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2004	14,252,414	0.48
Warrants granted	2,372,500	1.27
Warrants exercised	(960,500)	0.20
Warrants cancelled	—	—
Warrants outstanding, December 31, 2004	15,664,414	0.62
Warrants granted	5,198,574	1.16
Warrants exercised	(50,500)	0.99
Warrants cancelled	(20,000)	1.50
Warrants outstanding, December 31, 2005	20,792,488	0.75
Warrants granted	3,624,894	1.28
Warrants exercised	(2,328,452)	0.68
Warrants cancelled	(1,191,619)	1.46
Warrants outstanding, December 31, 2006	20,897,311	$0.81
Warrants granted	3,602,701	0.64
Warrants exercised	—	—
Warrants cancelled	(6,580,984)	1.06
Warrants outstanding, December 31, 2007	17,919,028	$0.67
Warrants granted	1,727,739	0.49
Warrants exercised	(1,064,650)	0.50
Warrants cancelled	(6,906,083)	0.59
Warrants outstanding, September 30, 2008	11,676,034	$0.70

8. Research and development

The Company has a research and development facility in Morgan Hill, California. The Company has expanded the research and development to include application of the ZEFS, MK IV, CAT-MATE and ELECTRA technologies for diesel engines, motorbikes, boats, generators, lawnmowers and other small engines. The Company has purchased test vehicles, test engines and testing equipment. The Company has completed testing on products incorporating its ZEFS, MK IV and CAT-MATE technologies for multiple automobiles, trucks motorcycles, off-road vehicles and stationary engines. The Company has entered into a Research & Development Agreement with Temple University in connection with the ELECTRA technology. The Company spent $376,500 and $331,250 for the nine months ended September 30, 2008 and 2007, respectively.

9. Commitments and contingencies

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

Litigation Involving Scottish Glen Golf Company

We are involved in litigation with Scottish Glen Golf Company, Inc. (SGGC) doing business as KZ Golf, Inc., the Company’s previous landlord on claims in the aggregate amount of $104,413 of which $103,069 was accrued by the Company.   STWA does not dispute the fact that certain amounts of unpaid past rent are due but does dispute that it owes the aggregate of $104,413 demanded by SGGC; more than half of which are purported “late fees” which was assessed at the rate of $100 per day.  It is the company’s position that the late fees are void and unenforceable and that STWA is entitled to a set-off for office space that reverted back to SGGC.

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

Effective April 30, 2008 the Company and Scottish Glen Golf Company, Inc., dba KZG settled their pending litigation relating to the Company’s prior offices.  In the interest of avoiding further litigation costs and expenses, the Company and SGGC executed a “Settlement and Mutual Release Agreement effective April 30, 2008. and agreed to pay $51,000 for the settlement of this matter.

Upon settlement by the Company  the Complaint was dismissed, with prejudice.

         Employment agreement

Effective July 25, 2007, the Company entered into an employment agreement with Mr. Charles R. Blum to serve as the Company’s President and Chief Executive Officer.  Pursuant to the Employment Agreement, Mr. Blum’s employment is for a one-year term, subject to automatic one-year extensions and provides for annual base compensation of $200,000 per year, subject to periodic review and adjustment. On July 25, 2008, Mr. Blum’s contract was automatically renewed for one additional year.  In addition, Mr. Blum will receive an automobile allowance of $900 per month and four weeks of paid vacation annually.  Also, Mr. Blum is entitled to participate in all employee benefit plans that the Company makes available to the Company’s employees generally; provided that if Mr. Blum elects not to participate in the Company’s group medical insurance plan, Mr. Blum will be reimbursed in an amount equal to the lesser of (i) the premium the Company would have paid to include Mr. Blum as a participant in that group health insurance plan and (ii) the sums paid by Mr. Blum in connection with maintaining Mr. Blum’s private health insurance.  The Company will also reimburse Mr. Blum the reasonable costs paid by Mr. Blum for maintaining DSL Internet access and other direct costs of maintaining an office at Mr. Blum’s home, but only until such time as the Company shall provide Mr. Blum with an office at a location reasonably acceptable to Mr. Blum.

Minimum guaranteed compensation payments under Mr. Blum’s employment agreement amounts to approximately:

As of December 31:
Year
2008	$55,700
2009	$126,450

Total	$182,150

During the nine months ended September 30, 2008, approximately $167,000 was paid for employment agreement.

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

In September 2008, several consulting agreements were formalized providing for investor relation, marketing and related environmental issues, and stock options totaling 1,150,000 were issued under the 2004 Stock Option Plan.

 Leases

In September 2005, the Company entered into a lease agreement for a testing facility located in Morgan Hill, California. The term of the lease was from September 1, 2005 through August 31, 2007 and carried an option to renew for two additional years at the then prevailing market rate. The rent was $2,240 per month under this lease. The lease was amended in February 2006 for additional space. The rent under the amended lease was $4,160 per month.  The Company renewed this lease on August 9, 2007 for an additional two-year term.  The rent is $4,640 per month for the first six months of the new term of the lease and $5,480 per month for the remaining eighteen months of the new term of the lease which expires on August 31, 2009.

In May 2008, the Company entered into a lease agreement for its administrative offices in Los Angeles, California. The term of the lease was for $3,000 per month from June 1, 2008 through November 30, 2008. From that point on, the lease is due on a month to month basis with rent payment increasing to $3,750.

Total rent expense under this leases for the nine-month periods ended September 30, 2008 and 2007, is $59,640 and $37,920, respectively.  The following is a schedule by years of future minimum rental payments required under the non-cancellable operating leases as of  September 30, 2008.

2008	$22,440
2009	43,840
Total	$66,280

Item 2. Management’s Discussion and Analysis or Plan of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include predictions regarding our future:

●	revenues and profits;

●	customers;

●	research and development expenses and efforts;

●	scientific and other third-party test results;

●	sales and marketing expenses and efforts;

●	liquidity and sufficiency of existing cash;

●	technology and products;

●	the outcome of pending or threatened litigation; and

●	the effect of recent accounting pronouncements on our financial condition and results of operations

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

Overview

The following discussion and analysis of our condensed consolidated financial condition and condensed consolidated results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and the condensed consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Our first revenues have come from initial sales in Asia for our ECO ChargR product in the motorcycle industry. We plan on commencing sales of ECO ChargR to customers in the United States in the motorcycle industry in fourth quarter of 2008. We also plan on commencing initial sales of our MAG ChargR product in Asia and the United States in the automobile and motorcycle industry in the fourth quarter of 2008.  See “Recent Developments” and “Sales and Marketing” below.

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

Results of Operations

We did not generate any revenue for the three-month period ended September 30, 2008 and 2007. Revenues for the nine-month period ended September 30, 2008 were $0 compared with revenues of $22,000 and cost of goods sold of $5,360 for the nine-month period ended September 30, 2007.

Operating expenses were $1,148,887 for the three-month period ended September 30, 2008, compared to $873,971 for the three-month period ended September 30, 2007, an increase of $274,916. This increase is attributable to an increase in non-cash expenses of $499,201 offset by a decrease in cash expenses of $224,285. The increase in non-cash expenses is primarily attributable to an increase in the fair value of options given to employees ($535,544) offset by decreases in depreciation ($36,343). The cash expense decrease is attributable to decreases in salaries and benefits ($227,142), corporate expenses ($18,495) and office and other expenses ($478), offset by increases in consulting and professional fees ($13,474), travel expenses ($6,361) and exhibits and trade shows ($1,995).

Operating expenses were $2,428,889 for the nine-month period ended September 30, 2008, compared to $3,177,533 for the nine-month period ended September 30, 2007, a decrease of $748,644. This decrease is attributable to a decrease in cash expenses of $1,413,645, offset by an increase in non-cash expenses of $665,001. The decrease in cash expenses is attributable to decreases in salaries and benefits ($619,867), consulting and professional fees ($450,221), office and other expenses ($156,253), travel expenses ($87,505), corporate expenses ($68,567) and exhibits and trade shows ($31,232). The non-cash increase is attributable to increases in fair value of options and warrants given to employees and consultant ($553,980), professional fees (236,572) and bad debt ($1,380) offset by a decrease in depreciation ($126,931).

Research and development expenses were $109,822 for the three-month period ended September 30, 2008, compared to $98,427 for the three-month period ended September 30, 2007, an increase of $11,395. This increase is mainly attributable decrease in product testing, research and supplies ($28,156) offset by decreases in contract fees ($7,347) and travel and related expenses ($9,414).

Research and development expenses were $432,184 for the nine-month period ended September 30, 2008, compared to $539,610 for the nine-month period ended September 30, 2007, a decrease of $107,426. This decrease is attributable to decreases in product testing, research and supplies ($105,563), consulting fees ($16,097), and travel and related expenses ($17,669) offset by an increase in contract fees ($31,903).

Other expense for the three-month period ended September 30, 2008 were $220,430, compared to $645,454 for the three-month period ended September 30, 2007, a decrease of $425,024. This decrease is attributable to a decrease in non-cash interest expense ($428,640) offset by increase in cash interest expense ($1,304) and decrease in other income ($2,312).

Other expense for the nine-month period ended September 30, 2008 were $1,593,940, compared to $1,358,893 for the nine-month period ended September 30, 2007, an increase of $235,047. This increase is attributable to increases in non-cash interest expense ($321,164) and loss on sale of equipment ($9,683), offset by decrease in cash interest expense ($45,705) and increase in other income ($50,095).

We had a net loss of $1,479,139, or $0.03 per share, for the three-month period ended September 30, 2008, compared to a net loss of $1,617,852, or $0.04 per share, for the three-month period ended September 30, 2007. We had a net loss of $4,455,013, or $0.09 per share, for the nine-month period ended September 30, 2008, compared to a net loss of $5,060,196, or $0.13 per share, for the nine-month period ended September 30, 2007. We expect to incur additional net loss in the fiscal year ending December 31, 2008, primarily attributable to continued operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

                  General

                     We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of June 30, 2008, we have been funded primarily through the sale of convertible notes and issuance of our stock upon exercise of warrants.

                     The condensed consolidated financial statements accompanying this Quarterly Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $4,455,013 and a negative cash flow from operations of $1,486,606 for the nine months ended September 30, 2008, and a stockholders’ deficiency of $2,584,759 as of September 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds, generate revenue and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

As of September 30, 2008 the Company has drawn down $1,372,150 ($1,262,378 net of closing costs) of this commitment and issued 2,367,905 shares of common stock, leaving 4,632,095 shares of common stock still available under the equity arrangement.

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

The Note Purchase Agreement provides, in pertinent part, that in the event the Company has not repaid each of the Morale Notes in full by the anniversary date of their issuances, the principal balances of each note shall be increased by ten percent (10%) and the Company shall pay interest at two and one-half percent (2Ѕ%) per month, compounded daily, for each month until each of the Morale Notes is paid in full.

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

●
Promptly, but no later than November 30, 2007 (instead of on or before July 2, 2007), the Company shall file the Registration Statement with the SEC to register the Conversion Shares and the Warrant Shares.

●	Effective August 1, 2007, the interest rate on the PIPE Notes shall be increased from 10% per annum to 18% per annum until such time as the Registration Statement is declared effective by the SEC.

●	The price at which the PIPE Notes may be converted into Conversion Shares (the "Conversion Price") shall be reduced from $0.70 to $0.45 per share.

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

Each of the investors in the Spring 2007 Offering also received a warrant (the “Spring 2007 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Spring 2007 Notes are convertible (the “Warrant Shares”). Each Spring 2007 Warrant is exercisable on a cash basis only at an initial price of $0.50 per share, and is exercisable immediately upon issuance and for a period of two years from the date of issuance. A total of 605,242 Warrant Shares were issued.  As of September 30, 2008, investors have converted $423,500 of the Convertible Notes into 1,158,602 shares of the Company’s common stock. The outstanding balance at September 30, 2008 is $27,500.

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

Each of the investors in the Summer 2007 Offering also received a warrant (the "Summer 2007 Warrants"), entitling the holder to purchase a number of shares of the Company's common stock equal to 50% of the number of shares of common stock into which the Summer 2007 Notes are convertible (the "Warrant Shares"). Each Summer 2007 Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance. A total of 418,892 Warrant Shares were issued. As of September 30, 2008, investors have converted $309,980 of the Convertible Notes into 704,091 shares of the Company’s common stock.   There was no outstanding balance at September 30, 2008.

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

As of June 30, 2008, 1,596,410 shares of the Company’s common stock were issued to noteholders in the 2007 Fall Offering who converted and cancelled Convertible Notes in the amount of $622,600.  There was no outstanding balance at September 30, 2008.

2007-2008 Winter Offering.  >From December 27, 2007 to February 29, 2008  the Company conducted an offering (the “2008 Winter Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “ 2008 Winter Notes”) with a small number of accredited investors.  Of this amount, $521,400 aggregate face amount of the 2008 Winter Notes were sold for an aggregate purchase price of $474,000 net proceeds.  Therefore, while the stated interest rate on the 2008 Winter Notes is 0%, the implied interest rate on the 2008 Winter Notes is 10%.  The 2008 Winter Notes mature on the first anniversary of their date of issuance.  The 2008 Winter Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Winter Offering (the “Conversion Price”).  Up to $1,042,800 Conversion Shares are issuable at a Conversion Price of $0.50 per share.

Each of the investors in the 2008 Winter Offering received, for no additional consideration, a warrant (the “ 2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Winter Notes) are convertible (the “2008 Warrant Shares”)  Each  2008 Winter Warrant is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 521,400 2008 Warrant Shares are initially issuable on exercise of the 2008 Winter Warrants.  As of September 30, 2008, investors have converted $455,400of the Convertible Notes into 910,800 shares of the Company’s common stock.  The outstanding balance at September 30, 2008 is $66,000.

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

The investor in the 2008 Spring Offering received, for no additional consideration, a warrant (the “ 2008 Spring Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Spring Notes) are convertible (the “2008 Spring Warrant Shares”).  The 2008 Spring Warrant Shares is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  The 66,000 2008 Spring Warrant Shares are initially issuable upon exercise of the 2008 Spring Warrants.  As of September 30, 2008, investors have converted $66,000 of the Convertible Notes into 132,000 shares of the Company’s common stock.  There was no outstanding balance at September 30, 2008.

2008 Summer Offering.  From July 17, 2008 to August 31, 2008,  the Company conducted an offering (the “2008 Summer Offering”) of up to $600,000 aggregate face amount of its convertible notes “the”2008 Summer Offering) with a small number of accredited investors. Of this amount $484,000 aggregate face amount of the 2008 Summer Notes were sold for an aggregate purchase price of $440,000 net proceeds.  Therefore, while the stated interest rate on the 2008 Summer Notes is 0%, the implied interest rate on the 2008 Summer Notes is 10%.  The 2008 Summer Notes will mature on the first anniversary of the date of issuance.  The 2008 Summer Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Summer Offering (the “Conversion Price”).  Up to 1,423,530 Conversion Shares are issuable at a Conversion Price of $0.34 per share.

Each of the investors in the 2008 Summer Offering received, for no additional consideration, a warrant (the “ 2008 Summer Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Summer Notes) are convertible (the “2008 Summer Warrant Shares”). Each 2008 Summer Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 711,764 2008 Summer Warrant Shares are initially issuable upon exercise of the 2008 Summer Warrants.  As of September 30, 2008, investors have converted $11,000 of the Convertible Notes into 32,353 shares of the Company’s common stock.  The outstanding balance at September 30, 2008 was $473,000.

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

In light of the Company’s financial commitments over the next several months and its liquidity constraints, have implemented cost reduction measures in all areas of operations, including but not limited to personnel lay-offs and/or reductions in work, reductions in marketing and advertising, deferral of placing orders to manufacturers of our ECO ChargR and MAG ChargR products for sale to our existing distributors, reductions in research and development and product development of ELEKTRA products, and reductions of certain other expenses. We intend to review these measures on an ongoing basis and make additional decisions as may be required

We may continue to use our equity arrangement for some of our additional requirements for 2008. However, the equity arrangement will not be sufficient to meet all of our current liabilities and other obligations in 2008. Among other things, the thin trading of our common stock may limit our ability to use the equity arrangement without adversely affecting the price of our common stock. Therefore, in addition to the recently-completed 2008 Summer Offering, the Company is actively pursuing additional financing alternatives, but no commitments have been received and, accordingly, no assurance can be given that any financing will be available or, if available, that it will be on terms that are satisfactory to the Company. At present, we have relatively few financing options available to us.

          Contractual Obligations

          The following table discloses our contractual commitments for future periods. Long-term commitments are comprised operating leases and minimum guaranteed compensation payments under employment and other agreements. See Note 9 to Notes to Condensed consolidated Financial Statements.

Year ending December 31,	Operating Leases(1)	Guaranteed Payments
2008	$22,440	$109,450 (2)
2009	$43,840	$326,450 (3)
2010	$0	$125,000 (4)

	$66,280	$560,900

(1)    Consists of rent for our Morgan Hill Facility expiring on August 31, 2009 and Los Angeles office expiring November 30, 2008. (For description of this property, see Part 1, Item 2, “Property”).
(2)   Consists of an aggregate $55,700 in total compensation, including base salary and certain contractually-provided benefits, to   one executive officer, pursuant to employment agreement that expires on July 25, 2009; and $53,750 in Research & Development fees to Temple University.
(3)   Consist of an aggregate of $126,450 in total compensation, including base salary and certain contractually provided benefits to on e executive, pursuant to employment agreement that expires on July 25, 2009; and $200,000 of license and maintenance fees due to Temple University;
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

The Company is in default in connection with its payment obligations under the License Agreements.  On November 10, 2008, the Company received written notice from Temple University of a material breach relating to required payments under the License Agreements. The notice provides the Company with 60 days' notice to cure the material breach. The Company's failure to cure could result in a termination of the License Agreements. If the termination occurs, the Company estimates this would have a material adverse impact on the Company's financial condition and operations. Under the License Agreements the Company is subject to a penalty of 1% per month of the amounts due and unpaid under the License Agreements. At September 30, 2008, the Company estimates the penalty to be $15,250, and has accrued this in the accompanying financial statements.

Research and development agreement with Temple University

We have also entered into a research and development agreement (“R&D Agreement”) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. Pursuant to the R&D Agreement, we will make payments to Temple University in the aggregate amount of $500,000, payable in eight non-refundable installments commencing with $123,750, which was paid in March 2007, and seven payments of $53,750 every three months thereafter until paid in full. The payments of $53,750 due in June, September, December 2007, March, June and September 2008 have not been paid.  On November 10, 2008, the Company received written notice of default from Temple University. The notice provides the Company with 60 days to cure the material breach. The Company's failure to cure the breach could result in the termination of the R&D Agreement. If the termination occurs, the Company estimates this would have a material adverse impact on the Company's financial condition and operations.  If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.

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

           Long-lived assets

                     The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying values of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded for the three months ended September 30, 2008. The Company recorded an impairment of approximately $505,000 during the period from inception (February 18, 1998) through September 30, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, and an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

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

Upon full and complete execution of all duties and obligations by Company under the terms of this Agreement, and provided Paragraph c. above has not occurred, SGGC shall cause the Complaint to be dismissed, with prejudice, as to all causes of action and as to all parties.  The Company has recorded the accrued liability at June 30, 2008.  On May 29, 2008, the initial payment of $34,000 was made and on July 9, 2008, the final payment of $17,000 was made and the Complaint was dismissed, with prejudice.

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

2008 Summer Offering

From July 17, 2008 through August 31, 2008, the Company conducted a private offering (the “2008 Summer Offering”) and issued Convertible Notes in the aggregate face amount of $484,000.  These Notes were sold for an aggregate purchase price of $440,000 net proceeds.  The Notes are convertible into 1,423,530 shares of the Company’s common stock and in addition, investors received warrants entitling the holders to purchase up to 711,764 shares of the Company’s common stock.  (See “Details of Recent Financing Transactions”).

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

During the year ended December 31, 2007 the Company drew down $ 992,055 ($912,683 net of closing costs) and issued 1,880,421 shares of common stock.  As of September 30, 2008 the Company has drawn down $1,372,150 ($1,262,378) net of closing costs) of this commitment and issued 2,367,905 shares at an average price of $0.58 per share, leaving 4,632,095 shares available under the equity line of credit.

In August 2007, the Company issued 2,597,524 shares in connection with the exercise of options that were originally granted to the late Edward L. Masry.

During the year ended December 31, 2007, the Company issued 1,910,711 shares of common stock in exchange for conversion of $526,480 of Convertible Notes

During the nine months ended September 30, 2008, the Company issued 7,421,896 shares of common stock in exchange for $1,855,474 conversion of Convertible Notes and settlement of loan and payable in accordance with the Morale Orchards-Matthews Modification Agreement.  The Company incurred and recorded additional non-cash interest and legal expense in the amount of $928,237.

During the nine months ended September 30, 2008, the Company issued 3,817.329 shares of common stock in exchange for conversion of $1,562,000 of  other Convertible Notes.

During the nine months ended September 30, 2008, the Company issued 7,838 shares of common stock in exchange for consulting services in the amount of $2,900.  Also during the nine months ended September 30, 2008, the Company issued 10,000 shares of common stock for shares issuable related to consulting services recorded in 2007.

During the nine months ended September 30, 2008, the Company issued 156,012 shares of common stock for settlement of $48,979 in payables.

During the nine months ended September 30, 2008, the Company issued 661,660 shares of common stock for exercise of warrants for which the Company received $330,830.

Item 3. Defaults Upon Senior Securities

  None

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 5. Other Information

From September 8, 2008 to October 31, 2008, the Company conducted a private offering (the"2008 Fall Offering"). On November 1, 2008, the Company issued Convertible Notes in the aggregate face amount of $198,220.  These Notes were sold for an aggregate purchase price of $180,200 net proceeds. The Notes are convertible into 1,321,466 shares of the Company's common stock and in addition, investors received warrants entitling the holders to purchase up to 660,734 shares of the Company's common stock.

On November 10, 2008, the Company received from Temple University a written Notice of Breach pertaining to the License Agreement and the Research and Development Agreement.  The Company has 60 days to cure the defaults and if not cured, Temple University may terminate the agreements.  If termination occurs, the Company estimates this would have a material adverse impact on the Company’s financial condition and operations.

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

SAVE THE WORLD AIR, INC.
Date: November 14, 2008	By:	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)