Form 10-K
period 2008-12-31
SAVE THE WORLD AIR INC
filed 2009-03-31
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐      Accelerated filer  ☐        Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2008 was $21,360,524.

The number of shares of the Registrant’s Common Stock outstanding as of March 2, 2009 was 64,498,834 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 9, 10, 11 and 12) of this Form 10K is herein incorporated by reference to Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders.

SAVE THE WORLD AIR, INC.
FORM 10-K
INDEX

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements include predictions regarding our future:

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

Overview

Save the World Air, Inc. (“STWA” or “Company” or “we”) designs, licenses and develops products to increase engine performance, reduce harmful emissions and increase fuel efficiency.  We are a green technology company that leverages a suite of patented, patent-pending and licensed intellectual properties related to the treatment of fuels. Technologies patented by or licensed to us utilize either magnetic or uniform electrical fields to alter physical characteristics of fuels and are designed to create cleaner combustion. Cleaner combustion has been shown to improve performance, enhance fuel economy and/or reduce harmful emissions in laboratory testing.

We have three product lines; MAG ChargR™ and ECO ChargR™, ELEKTRA™ and AOT (Applied Oil Technology).

MAG ChargR is past the development stage and we believe that an initial small run of several thousand units may be manufactured and sold by the end of second quarter 2009.  We believe ELEKTRA may be nearing the end of the product development cycle which we believe could culminate in an upcoming Society of Automotive Engineers (SAE)  test to prove and certify the level of fuel savings.  AOT is in the research and development phase.

The Company believes that its current product line represents a large addressable market of approximately $6.9 billion made up of existing tractor trailer owners, diesel fleet managers, diesel OEM manufacturers, individual automobile enthusiasts and motorcycle OEM manufacturers.

We have obtained a license from Temple University for their patent-pending uniform electric field technology, called ELEKTRA. The ELEKTRA technology consists of passing fuel through a dynamically-controlled strong electrical field.  Although ELEKTRA has a similar effect on fuels as our ZEFS and MK IV technologies, ELEKTRA incorporates a uniform electrical field principle versus the fixed magnetic field used by ZEFS™ and MK IV™ technologies in the MAG ChargR and ECO ChargR products.

The Company holds US Patent # 6901917, effective May 21, 2001 for “DEVICE FOR SAVING FUEL AND REDUCING EMISSIONS” covered in the United States, Australia, Canada, China, Russia, India, Indonesia and Mexico for the ZEFS technology used in the MAG ChargR and ECO ChargR.

We are also working with Temple University and have had discussions with domestic and international corporations to develop the AOT (Applied Oil Technology) product line for oil refineries and pipelines.  The AOT product line uses the same dynamically-controlled strong electrical field concepts to reduce viscosity as ELEKTRA but is designed for pipeline applications that use thicker, more viscous fuels than the ELEKTRA market.  The AOT product is intended to improve the speed of highly viscous fluids such as crude oil traveling through pipelines.

Our MAG ChargR™ and ECO ChargR™  products use fixed magnetic fields to alter some physical properties of fuel by incorporating our patented and patent-pending ZEFS and MK IV technologies.  We differentiate MAG ChargR and ECO ChargR products based on their differing attributes and marketing focus. ECO ChargR products are primarily designed to reduce harmful emissions and MAG ChargR products are primarily designed to enhance performance and fuel economy. Our ECO ChargR product is intended to reduce exhaust emissions in vehicle and small utility motors.  We intend that the ECO ChargR will be marketed primarily to original equipment manufacturers (“OEMs”) as well as to pilot and government-mandated emissions programs.  Our MAG ChargR product is intended to increase power and improve mileage. MAG ChargR is being marketed to municipal fleets and to the specialty consumer accessories market for many types of vehicles, including but not limited to cars, trucks, motorcycles, scooters, all terrain vehicles (“ATVs”), snowmobiles, personal watercraft and small utility motors.

Our first revenues in 2006 and 2007 were generated from initial sales in Asia for our ECO ChargR product in the motorcycle industry. We plan on commencing sales of ECO ChargR to customers in the United States in the motorcycle industry in second quarter of 2009. We also plan on commencing initial sales of our MAG ChargR in the United States in the automobile and motorcycle industry in the second quarter of 2009.  See “Recent Developments” and “Sales and Marketing” below.

We operate in a highly competitive industry.  Many of our activities are subject to governmental regulation.  We have taken aggressive steps to protect our intellectual property.  See “Competition”, “Government Regulation and Environmental Matters” and “Intellectual Property” below.

There are significant risks associated with our business, our Company and our stock.  See “Risk Factors” below.

We are a development stage Company that generated minimal revenues in 2006 and 2007. We did not generate any sales or revenues in 2008. Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2008 and will need to raise substantial additional capital in 2009, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently to cover such expenditures.  See “Management’s Discussion and Analysis” below.

Our company was incorporated on February 18, 1998, as a Nevada corporation, under the name Mandalay Capital Corporation. We changed our name to Save the World Air, Inc. on February 11, 1999, following the acquisition of marketing and manufacturing rights of the ZEFS technologies. Our mailing address is 235 Tennant Avenue, Morgan Hill, California 95037. Our telephone number is (323) 932-7040. Our corporate website is www.stwa.com.

Our common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board.

Recent Developments

In December 2008, Dr. Luke Turgeon was retained by us as an engineering consultant  to work on the design and engineering of the Company’s ELEKTRA products for its commercialization.  His depth of knowledge and experience in the designing of analog integrated circuits should be helpful to us in moving our efforts to produce and sell our ELEKTRA products.

On February 24, 2009,  we received notice from the California Air Resources Board (CARB) that we have been issued an Executive Order (EO number D-659) approving the MagChargR products for sale in California.  A CARB Executive Order is recognized by the EPA, meaning the product can also be legally sold in all 50 states subject to any applicable state regulations.

On February 20, 2009, we entered into a distribution agreement for the MagChargR with Magnumforce Race Car Fabrication, Inc. (Magnumforce). The agreement provides for an initial order of $125,000, payment of which is contingent upon Magnumforce selling our product to its customers.  The product was tested in 2007 in connection with fuel savings and emission reduction and the CARB certification was necessary before distribution and sales could occur.  Magnumforce manufactures and markets a broad line of racing and high performance products for Dodge, Chrysler and Plymouth vehicles through multiple points of distribution.

Our Business Strategy

Our business strategy is to fill the need created by three major trends, the increasing cost of fuel, the desire to reduce fuel consumption and the desire to reduce pollution related to transportation.

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

                In the United States, California, through the California Air Resources Board (“CARB”), continues to set the lowest emission standards for the country and the United State Environmental Protection Agency (“EPA”) has indicated it may adopt lower emission standards, which would be applicable throughout the United States. California Governor Arnold Schwarzenegger has also announced his intent to seek greenhouse gas (“GHG”) legislation and the United States Congress is also considering GHG legislation. See “Government Regulation and Environmental Matters” below.)

                Governments internationally recognize the serious effects caused by air pollution and many nations have enacted legislation to mandate that engine manufacturers be required to reduce exhaust emissions caused by their products. As evidenced by the overwhelming participation in the establishment of the Kyoto Accord, many nations are moving towards tighter GHG emissions control as well. The European Union (“EU”) currently requires all member nations to adopt EURO 3 emissions standards for motorcycles and EURO 4 emissions standards for automobiles and trucks. Some Eastern European countries contemplating EU admission, and certain Asian countries, have also announced gradual phase-in of EURO standards, including China, Indonesia, Vietnam, Thailand and India. See “Government Regulation and Environmental Matters” below.)

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

We believe there is a large worldwide demand for products which could increase fuel efficiency and enhanced performance in vehicles and our efforts and focus are directed toward that end.

Our Technologies and Products

ELEKTRA

We have obtained a license from Temple University for its patent-pending electric field technology, called ELEKTRA™. The ELEKTRA technology consists of passing fuel through a specific strong electrical field.  A 2008 paper published by Dr. Rongjia Tao, Ph.D., Chair of the Physics Department at Temple University titled “Electrorheology Leads to Efficient Combustion” says that ELEKTRA lowers the viscosity of fuel, resulting in better atomization of the fuel and improved combustion.

Unlike MAG ChargR and ECO ChargR, the implementation of ELEKTRA will be essentially universal, with only a handful of engine models required to cover most applications.  The ELEKTRA technology is designed to be installed in the fuel supply lines of vehicles and, because there are very few variations in the size and type of those lines, we anticipate that a relatively small number of variable capacity devices and a selection of installation adapters will cover most vehicle installations.

We have entered into three License Agreements with Temple University covering Temple University’s current patent applications concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution, and concerning electric field effects on crude oil and edible oil viscosity.  The License Agreements are exclusive and the territory licensed to us is worldwide. Pursuant to the License Agreements, we are required to pay to Temple University (i) license fees in the aggregate amount of $300,000.  A payment of $50,000 was due on November 1, 2006; a payment of $100,000 was due on March 2, 2007; a payment of $75, 000 was due on February 2, 2008 and the final payment was due on February 2, 2009.  Annual maintenance fees of $25,000 for the first license were due on November 1, 2007 and November 1, 2008.  Annual maintenance payments of $125,000 for two of the licenses were due January 1, 2008. In addition, each License Agreement separately provides that we will pay royalties to Temple University on net sales of products incorporating the technology licensed under that License Agreement in an amount equal to 7% of the first $20 million of net sales, 6% of the next $20 million of net sales and 5% of net sales in excess of $40 million. Sales under the three License Agreements are not aggregated for purposes of calculating the royalties payable to Temple University. In addition, we have agreed to bear all costs of obtaining and maintaining patents in any jurisdiction where we direct Temple University to pursue a patent for either of the licensed technologies. Should we not wish to pursue a patent in a particular jurisdiction, that jurisdiction would not be included in the territory licensed to  us.

At December 31, 2008 we were in default in the amount of $300,000 in connection with our payment obligations under the License Agreements and maintenance payments.  On November 10, 2008, we received written notice from Temple University of a material breach relating to required payments under the License Agreements.  The notice provides us with 60 days’ notice to cure the material breach.  Our failure to cure could result in a termination of the License Agreements. If the termination occurs,  we estimate this would have a material adverse impact on our financial condition and operations.  Under the License Agreements we are subject to a penalty of 1% per month of the amounts due and unpaid under the License Agreements.  As of December 31. 2008, we estimate the penalty to be $40,250, and we have accrued this in the accompanying financial statements.

We have also entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to us pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, we have a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.  Pursuant to the R&D Agreement, we will make payments to Temple University in the aggregate amount of $500,000.

At December 31, 2008 we were in default in the amount of $376,250 under the R&D Agreement.  On November 10, 2008, we received written notice of default from Temple University. The notice provides us with 60 days to cure the material breach.  Our failure to cure the breach could result in the termination of the R&D Agreement.  If the termination occurs, we estimate this would have a material adverse impact on our financial condition and operations.

At November 30, 2008, we owed to Temple University a total of $716,500 for the License Agreements, Maintenance Fees, R&D Agreement and penalties.  On January 9, 2009, we entered into a Letter Agreement with Temple University wherein Temple University granted to us an extension of time to cure the above-referenced breaches until March 31, 2009.  The Letter Agreement provides for payments of $100,000 on each of January 31, 2009, February 28, 2009 and March 31, 2009.   We made the January 31, 2009 payment but did not make the payment due on February 28, 2009. On March 26, 2009 we received a written extension for both the February 28, 2009 payment and the March 31, 2009 payment until April 30, 2009.  All additional amounts past due as of November 10, 2008 will be re-negotiated on or before March 31, 2009, however, this has now been extended to April 30, 2009.  A penalty equal to 1% of the amount due and unpaid on the first day of each calendar month will be added to the outstanding amount due Temple University.

We believe that the applications for products incorporating the ELEKTRA technology will include gas, diesel and bio-fuel injected motor vehicles, as well as applications in aviation, marine, oil pipeline and refining industries.  Subject to our cash flow and liquidity limitations, we are currently developing diesel tractor trailer applications and our present intention, subject to change, is to seek joint venture partners to commercialize the ELEKTRA technology in various applications.  Subject to adequate financing, we currently believe that we may be able to commence sales of ELEKTRA products by the third quarter of 2009.

Applied Oil Technology (AOT)

We have also entered into a research and development agreement (“R&D Agreement”) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University in conducting an ongoing research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines.

ZEFS and MK IV Technologies in MAG ChargR and ECO ChargR

The ZEFS and the MK IV technology in the MAG ChargR and ECO ChargR products place a magnetic field in and around the fuel and air that lowers fuel thickness and influences oxygen to improve combustion. MAG ChargR and ECO ChargR contain permanent rare-earth magnets, which produce a very strong magnetic field. This field, when arranged in specific manner of shape and strength, causes a change in the fuel as it passes through the field. As fuel passes through the magnetic field, a change in the fuel occurs facilitating a decline in both viscosity and surface tension. This allows for finer atomization, resulting in a more optimized mixture and therefore more efficient combustion.  Depending on the specific application of these products to specific makes and models of vehicles, this improved combustion may offer one or more of the following benefits; (i) lower emissions, (ii) more horsepower and torque and (iii) improved fuel economy.

The paper titled, “Viscosity Reduction in Liquid Suspensions by Electric or Magnetic Fields” published by Dr. Rongjia Tao, Ph.D., of Temple University, shows that applying a magnetic field reduces thickness (viscosity) of oil by 17%.  The paper “Magnetic Field Effects on the Combustion Processes in Diffusion Flames” published by LSU in 2005 demonstrates that oxygen is attracted to a magnetic field.  The ZEFS and MK IV technologies used in the MAG ChargR and ECO ChargR products use these properties of reduced fuel viscosity and influenced flow of oxygen to improve combustion.

Improved combustion increases engine power and performance.  We have introduced the ECO ChargR, which incorporated our MK IV technology, and the MAG ChargR, which incorporates either our ZEFS or MK IV technologies, depending upon the application.  We have designed and tested various versions of our MAG ChargR and ECO ChargR products for use on 2- and 4-stroke carbureted and fuel injection gasoline engines.

We differentiate our MAG ChargR and ECO ChargR products based on their differing attributes and marketing focus. ECO ChargR products are primarily designed for devices with engines that fall outside environmental regulation and often do not have emissions control systems.  MAG ChargR products are primarily designed for engines already subject to environmental regulation and vehicles that often do already have some emissions control technology.

Additionally, ECO ChargR products are primarily designed to reduce harmful emissions and MAG ChargR products are primarily designed to enhance performance and fuel economy.  The ECO ChargR is intended to reduce exhaust emissions in vehicle and small utility motors.  ECO ChargR products will be marketed primarily to OEMs as well as to pilot and government-mandated emissions programs.  The MAG ChargR is intended to increase power and improve mileage. MAG ChargR products will be marketed primarily to the specialty consumer accessories market for many types of vehicles, including but not limited to cars, trucks, motorcycles, scooters, ATVs, snowmobiles, personal watercraft and small utility motors.  Because our MAG ChargR and ECO ChargR products are customized to specific brands, models and engine sizes, these products will require hundreds of individually developed models to accommodate the market.

MAG ChargR and ECO ChargR have been developed for one-, two- and four- barrel carbureted and fuel injection engines. These products are easily fitted to the base plates of carburetors and fuel injection systems; the devices are compact, there are no moving parts. They are also inexpensive to produce, extremely durable and unaffected by poor quality fuel.

We believe that testing by the Company, as well as by independent third-party laboratories, has demonstrated that both MAG ChargR and ECO ChargR generate significant reductions in THC and CO emissions and, in the case of MAG ChargR, also improve fuel efficiency by lowering gas consumption and increase engine performance.

Research and Development

In late 2005, we established a research and product development facility in Morgan Hill, California.   We have tested products incorporating our ZEFS and MK IV technologies for multiple makes and models of automobiles, motorcycles and ATVs.  We are engaged in research and development of additional prototypes and products, including ELEKTRA and other magnetic technologies and products, at our Morgan Hill facility.

The Company has entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines.

Independent Laboratory and Scientific Testing

ECO ChargR (ZEFS Technology)

The four internationally recognized emissions standards testing agencies for the certification of motor vehicles, parts, systems and aftermarket devices are the EPA, CARB, United Kingdom Vehicle Certification Agency (“VCA”) and Technischer Überwachungs-Verein (TUV-Germany/EU).

 Independent third-party laboratories have conducted tests of devices incorporating our ZEFS and MK IV technologies.  We believe that research and testing using government standard test equipment in Thailand has demonstrated that the tested devices incorporating our ZEFS technology improves performance.

In 2006, testing on a device incorporating our MK IV technology for Harley-Davidson style motors was conducted at the EPA and CARB certified testing facility Olson Labs. We believe that these tests yielded results that would allow these motors to meet current and future EPA and CARB emissions standards without expensive fuel injection and catalytic converters.

Further testing on a used 4-stroke motorcycle incorporating our ZEFS technology was conducted in November 2005 in Bangkok, Thailand at Automotive Emission Laboratory, Pollution Control Department, Ministry of Natural Resources and Environment of Thailand, and was performed jointly with S.P. Suzuki of Thailand, the authorized distributor of Suzuki products in Thailand.  The test results were as follows:

	THC (g/km)	CO (g/km)	NOx (g/km)	CO2 (g/km)
Without ECO ChargR (ZEFS)	0.536	0.162	9.67	52.851
With ECO ChargR (ZEFS)	0.52	0.104	1.42	48.553
% Change	-3.00%	-35.80%	-85.32%	-8.13%

In addition, during the testing horsepower increased at all ranges, peaking at 18.8% at 50km/h and fuel economy increased 33% over the baseline tests.

 Additional testing was conducted in early March 2006 on a new Chinese-manufactured carbureted 4-stroke Suyijia SZK125 motorcycle incorporating our ZEFS technologies at Hong Kong Exhaust Emissions Laboratory (“HKEEL”).  The test results were as follows:

	THC (g/km)	CO (g/km)	NOx (g/km)	CO2 (g/km)
Without ECO ChargR (ZEFS)	0.36	0.087	2.59	44.53
With ECO ChargR (ZEFS)	0.33	0.108	1.86	43.6
% Change	-8.3%	24.1%	-28.2%	-2.1%

In addition, during the testing fuel economy increased 7% over the baseline tests.

Also in May 2006, at the request of the office of the Minister of Energy for the Kingdom of Thailand, we participated in a “hot start” test at the testing laboratories of the Thai petroleum company, the PTT Public Company Limited, of products incorporating our MK IV technology for fuel efficiency. In this test, the Thai distributor for Suzuki Motorcycles, SP Suzuki, supplied a new 125cc 4-stroke Best motor scooter to be tested without our preparing or participating in the installation of a device incorporating our ECO ChargR (MK IV technology). The mean test results showed an average 5.13% improvement in fuel efficiency, as follows:

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

In February 2007, tests were performed at Olson Labs for the purpose of evaluating the emissions reduction and fuel efficiency improvement benefits of our ECO ChargR product.  The mean test results were as follows:

Total Hydrocarbon (THC) Emissions (gms/km)
	Suzuki 110cc	RevTech 100cc	Merch 125cc
AVERAGE BASELINE	0.124	1.821	1.372
AVERAGE ECO ChargR	0.098	1.685	1.302
% Improvement	21.0%	7.5%	5.1%

Carbon Monoxide (CO) Emissions (gms/km)
	Suzuki 110cc	RevTech 100cc	Merch 125cc
AVERAGE BASELINE	1.729	29.086	21.201
AVERAGE ECO ChargR	1.231	18.160	15.805
% Improvement	28.8%	37.6%	25.5%

Oxides of Nitrogen (NOx) Emissions (gms/km)
	Suzuki 110cc	RevTech 100cc	Merch 125cc
AVERAGE BASELINE	0.066	0.136	0.287
AVERAGE ECO ChargR	0.063	0.196	0.268
% Improvement	4.5%	-44.0%	6.4%

Fuel Economy (miles per gallon)
	Suzuki 110cc	RevTech 100cc	Merch 125cc
AVERAGE BASELINE	241.97	39.68	34.83
AVERAGE ECO ChargR	253.16	41.08	34.82
% Improvement	4.6%	3.5%	0.0%

Sales and Marketing

According to the Goddard Institute for Space Studies, in 2000, the world's roads were supporting about 800 million vehicles, almost 500 million of which are cars and the remainder of which are trucks, buses, motorcycles and scooters. Vehicle population is projected to increase by 50-100% by 2030. As a result, vehicles will continue to apply pressure to the environment unless additional controls on emissions are implemented.

In the United States, California, through the California Air Resources Board (“CARB”), continues to set the strictest emission standards for the country and the United States Environmental Protection Agency (“EPA”) has indicated it may adopt more stringent emission standards, which would be applicable throughout the United States. California Governor Arnold Schwarzenegger has also announced his intent to seek greenhouse gas (“GHG”) legislation and the United States Congress is also considering GHG legislation.

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

Management believes that US EPA, CARB and international governments will continue to lower emission standards below even these recent levels. Yet, the cost of adding emissions control devices to engines or vehicles has always been a challenge, since manufacturers shift the cost of such devices to the consumer.  In developing nations, where incomes are extremely low, economics and the lack of government resources have hampered progress.

We have three product lines; MAG ChargR™ and ECO ChargR™, ELEKTRA™ and AOT (Applied Oil Technology)   The MAG ChargR is past the development stage and the Company believes that an initial small run of several thousand units may be manufactured and sold by the end of second quarter 2009.  We believe that ELEKTRA may be nearing the end of the product development cycle which we believe could culminate in an upcoming SAE (Society of Automotive Engineers) test to prove and certify the level of fuel savings.  AOT is in the research and development phase.

ELEKTRA

Management believes that there is a large and active market for a product such as ELEKTRA that can reduce the fuel consumption of diesel engines.  In 2006, the US Department of Transportation published that there were 3.1 million “Truck, combination” (tractor trailers), Busses and Class I locomotives in service in the US. According to the Specialty Equipment Manufacturing Association’s “2004/05 Diesel Market Study,” there were 3.1 million Diesel Light Trucks registered in the US and 151,427 diesel cars sold in the US since 1991.

In a 2008 paper published by Dr. Rongjia Tao, Ph.D., Chair of the Physics Department at Temple University titled “Electrorheology Leads to Efficient Combustion,” Dr. Tao stated that over six months of testing that ELEKTRA increased highway mileage of a Mercedes 300D 19% , from 32 mpg to 38 mpg and increased city mileage 12% to 15%.

The Company has had  preliminary discussions with the American Trucking Association and with AITA (America’s Independent Truckers Association, Inc)  The SAE (Society of Automotive Engineers) has advised us that once the Type II fuel evaluation test results in verifying a meaningful fuel savings, they will publish a story on the product along with the test results and accompanying photos and contact information.

Subject to proper capitalization, we intend to embark upon a sales and marketing program through distributors in the trucking industry.

Applied Oil Technology

The pipeline construction industry in the U.S. was approximately $11 billion in 2007 according to October 27 2008 “Pipeline Construction U.S. Industry Report” from IBIS World.  The overall pipeline industry is forecast to grow at 4.7%.  Management is in the process of developing more specific analysis of the market for the AOT products.

MAG ChargR

In October 2004, we commenced initial marketing efforts for MAG ChargR and ECO ChargR products incorporating our ZEFS and MK IV technology.  We are focused on selling or licensing our technologies and products domestically and internationally to the consumer specialty accessories market, to municipalities, to motorcycle, automobile, carburetor, fuel-injection and diesel engine manufacturers and exhaust and muffler OEMs. We have made presentations of our MAG ChargR and ECO ChargR products to OEMs in the United States, Asia and Europe.  We have already had discussions with the Department of General Services in California which maintains a fleet of more than 50,000 vehicles including more than 5000 police cars.

On most automobiles, the MAG ChargR is installed between the throttle body and the intake manifold.  The geometry of this part of the engine varies with each automobile make, manufacturer, year and engine displacement.  STWA has identified dozens of MAG ChargR models that will fit popular models from Cadillac, Chevrolet, Chrysler, Dodge, Ford, GMC, Hummer, Isuzu, Jeep, Lincoln, Mercury, Mitsubishi, Nissan, Pontiac and Toyota.  The MAG ChargR models selected include nine of the top 50 bestselling automobiles of all time.

In determining the order to bring MAG ChargR models to market, the following criteria have been considered.

●	Size of the installed base of cars applicable to an individual MAG ChargR model

●	Probability that the owner of such an automobile would purchase and aftermarket performance enhancement product

●	Level of improvement that MAG ChargR delivers for a specific make, model, year and displacement

On February 20, 2009, we entered into a distribution agreement for the MagChargR with Magnumforce Race Car Fabrication, Inc.  (Magnumforce). The agreement provides for an initial order of $125,000, payment of which is contingent upon Magnumforce selling our product to its customers.  The product was tested in 2007 in connection with fuel savings and emission reduction and the CARB certification was necessary before distribution and sales could occur.  Magnumforce manufactures and markets a broad line of racing and high performance products for Dodge, Chrysler and Plymouth vehicles through multiple points of distribution.

We have also had discussions with Brothers Performance and Motorcycle Products Consulting Incorporated (MPCI) to carry the MAG ChargR product.

According to SEMA, buying behavior has shifted in the last twelve months with enthusiasts now purchasing more performance products online than at retail.  To that end, we have targeted online retailers as distribution partners.

ECO ChargR

In July 2006, we entered into a separate agreement with SS Sales, to provide exclusive marketing and promotional services in the western United States and western Canada for our MAG ChargR and ECO ChargR products.  SS Sales will be paid a commission equal to 5% of the gross amount actually collected on contracts we enter into during the contract term for existing or future customers introduced by SS Sales. SS Sales is owned by Nathan Shelton, one of the directors of the Company since February 12, 2007.  We also have an agreement pending with Scaffidi-Bolio & Associates to be our sales agents in a defined territory in the eastern United States and eastern Canada.

At this time we have devoted limited resources to the marketing of our ECO ChargR while we focus on our MAG ChargR and ELEKTRA.  Management is reassessing on a continuing basis the devotion of the Company’s resources to its products.

Manufacturing and Product Development

ELEKTRA

As a result of six months of field testing and refining, we are refitting the ELEKTRA with a new power supply and electronics to optimize the exposure of the fuel to the electric field in an attempt to  create peak efficiency. Dr. Luke Turgeon and his company have recently been retained by us to bring simulation and electronic design skills in an attempt to allow us to go from design to a stable cost effective volume production in the fastest time possible.

Management believes that having the SAE (Society of Automotive Engineers) Type II test results verifying that ELEKTRA saves 10% of more on fuel consumption will be the milestone that will allow the Company to begin closing sales of the product.  The 10% fuel savings target is for the after-market ELEKTRA product.  Management believes that the OEM product, integrated into the manufacturer’s design may be able to yield higher levels of fuel savings due to the fact that the manufacturer will have ELEKTRA communicate the engine’s electronics to optimize the advantageous effect as the fuel flow changes over time.

Upon completion of our tests and the results being published, management will seek contracts within the trucking industry and the selection of a manufacturing company as follows:

Selecting a Manufacturing Partner

We intend to outsource the manufacturing of the ELEKTRA and are looking for three things in selecting a manufacturing partner.  We are currently interviewing candidates.

●	Existing proven, large-scale manufacturing and distribution for transportation OEMs

●	Existing relationships with fleet managers of large diesel truck operators

●	Forward-looking proactive corporate vision looking to bold expand their market share

Applied Oil Technology

The Company has signed a Non-Disclosure Agreement with a multi-national energy company with a market capitalization in excess of $250 billion.  The Company is seeking to develop a manufacturing and product development plan for AOT.

MAG ChargR and ECO ChargR

As of December 15, 2008, the Company has built and tested three working prototypes of the MAG ChargR for the following make, model and engine configurations.

Make	Model	Year	Engine
Chrysler	SRT8	2006	6.1L Hemi
Dodge	Challenger	2008	6.1L Hemi
Chevrolet	Suburban	2005	4.6L Big Block

Of these three models, the Company has received and published the following test results for product performance.

Make	Model	Year	Engine	HP Increase @ 4680 RPM	Torque Increase @ 4680 RPM
Chrysler	SRT8	2006	6.1L Hemi	3.4%	5.4%
Chevrolet	Suburban	2005	Big Block	11.5%	8.9%

In order to start sales in California, the Company is required to obtain a certification for the MAG ChargR from the California Air Resources Board (CARB).  The Company has received CARB certification and can now sell and distribute throughout the United States.

For the MAG ChargR product roll-out, we will attempt to have the  product ready for the ten most popular general purpose automobiles listed above and the ten most popular Muscle Cars that fit our value proposition.  According to Musclecarfacts.net on December 14, 2008, the ten most popular Muscle Cars in 2008 are, in order; the 2009 Camaro, the 1967 Camaro, the 1969 Camaro, the 1970 Challenger, the 1974 GTO, the 1970 AMX, the 1970 Barracuda, the 1969 AMX, the 1968 Camaro, and the 1968 AMX.

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

Although we are unaware of any technologies that compete directly with our technologies, there can be no assurance that any unknown existing or future technology will be, superior to products incorporation our ZEFS and MK IV technologies, as well as any products we may produce incorporating the ELEKTRA  technology may provide, the benefits of all of emission reductions, fuel efficiency and engine performance enhancement.   There are competing products which provide one or more of the beneficial attributes of our ZEFS, MK IV and ELEKTRA technologies, but not all three benefits.  Additionally, we believe that those competing products that show benefit in more than one area demonstrate greater benefit in only one area and provide only minimal improvements in other areas.

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

 Alternative fuels such as hydrogen, electricity, liquid natural gas and ethanol, generally require more costly conversions and the fuels are not readily available, if at all, in most of the world.

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

ELEKTRA

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

Method and Apparatus for Treatment of a Fluid Patent Application

This is an apparatus for the magnetic treatment of oils to improve viscosity.  Under the 2004 License Agreement with Temple University, we have filed the following patent applications, at our sole expense and for the benefit of Temple University, in order to secure rights to license this technology in these countries.  US PTO Application #11/519168 was filed on May 13, 2005.   The priority date is May 14, 2004 from Australian patent application 2004902563.  This has been registered in other territories as follows.

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

* Covers Kuwait, Oman, Qatar, Saudi Arabia, the United Arab Emirates, and Bahrain.

** The Eurasian Patent Convention was signed on September 9, 1994 in Moscow by the Heads of the Governments of the Republic of Azerbaijan, the Republic of Armenia, the Republic of Belarus, Georgia, the Republic of Kazakstan, the Kyrgyz Republic, the Republic of Moldova, the Russian Federation, the Republic of Tajikistan, Ukraine and came into force on August 12, 1995 after Turkmenistan, Belarus and Tajikistan deposited their instruments of accession to the Convention to the WIPO Director General, on March 1, 1995, May 8, 1995 and May 12, 1995 respectively. To date, the Convention is also ratified by the Russian Federation, the Republic of Kazakhstan, Republic of Azerbaijan, the Kyrgyz Republic, the Republic of Moldova and the Republic of Armenia.

MAG ChargR and ECO ChargR

ZEFS Patent Applications

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

We obtained the patent application for the ZEFS MK1 device originally filed in Australia on May 19, 2000. The United States Patent and Trademark Office issued the patent on 7 June 2005 for the ZEFS MK1 device. The duration of the patent is 20 years from the date the original application was filed. Overall, we have applied for a patent on an international basis in approximately 64 countries worldwide.

 ZEFS MK1—Device For Saving Fuel and Reducing Emissions. This fuel saving device has a disk- like nonmagnetic body provided with a central opening and a number of permanent magnets having opposed polarities positioned about the central opening to provide multidirectional magnetic fields. The device is positioned in a fuel air mixture to reduce emissions.

The following table summarizes the status of the ZEFS MK1 patent application in the following countries:

Country	Number	Filing date	Status
Australia	2001258057	21 May 2001	GRANTED

Canada (small entity status)	2409195	21 May 2001	Examination requested April 2006
China	01809802.9	21 May 2001	Under examination – response filed
Columbia	02115018	21 May 2001	Examination requested 23 July 2004.

Czech Republic	PV 2002-4092	21 May 2001	Accepted - awaiting Deed of Letters Patent
Eurasian +++	200201237	21 May 2001	GRANTED. Renewed in Russia only.
Europe ++	019331222.2	21 May 2001	Awaiting examination

Hong Kong	04100327.0	21 May 2001	Automatic grant upon grant of the Chinese application

India*	IN/PCT/2002/01523	21 May 2001	Under Examination – response filed
Indonesia	WO0200202844	21 May 2001	Accepted – awaiting Deed of Letters Patent

Korea [South]	2002-7015531	21 May 2001	Under examination – response filed.
Japan	586731/2001	21 May 2001	Examination to be requested by 21 May 2008
Mexico	PA/A/2002/011365	21 May 2001	GRANTED

New Zealand	523113	21 May 2001	GRANTED
Norway	20025531	21 May 2001	Awaiting examination
Poland	P358837	21 May 2001	Awaiting examination

Singapore	93310 [WO 01/90562]	21 May 2001	GRANTED

Sri Lanka	12918	21 May 2001	GRANTED

United States	6901917	21 May 2001	GRANTED
Vietnam	1-2002-01168	21 May 2001	GRANTED
++European patent application covers Austria Belgium Switzerland Liechtenstein Cyprus Germany Denmark Spain Finland France Great Britain Greece Ireland Italy Luxembourg Netherlands Portugal Sweden Turkey Lithuania Latvia Slovenia Romania Macedonia.

 +++ The Eurasian Patent Convention was signed on September 9, 1994 in Moscow by the Heads of the Governments of the Republic of Azerbaijan, the Republic of Armenia, the Republic of Belarus, Georgia, the Republic of Kazakhstan, the Kyrgyz Republic, the Republic of Moldova, the Russian Federation, the Republic of Tajikistan and Ukraine.

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

The priority date is June 21, 2005 from Australian patent application 2005903248.

Trademarks

ECO ChargR™

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

MAG ChargR™

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

STWA PERFORMANCE™

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

Employees

As of December 31, 2008, we had seven full-time employees. As of such date, we also utilized the services of sixteen part-time consultants to assist us with various matters, including engineering investment relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A.  Risk Factors

We have just begun to generate revenues, we have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated our first revenues from operations in late 2006 and, accordingly, we have incurred net losses every year since our inception in 1998. For the fiscal years ended December 31, 2008 and 2007, we had net losses of $6,052,724 and $6,262,743, respectively.  To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our securities, including equity and debt.  We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. As planned, we have significantly expanded both our research and development efforts, and our sales and marketing efforts, during the past year. Consequently, we will need to generate substantial additional funds, from a combination of revenue and external financing activities, to fund our operations. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our ZEFS, MK IV, CAT-MATE and ELEKTRA technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 27, 2009, our independent auditors stated that our consolidated financial statements for the year ended December 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring negative cash flows from operations and accumulated deficit. We had an accumulated deficit of $42,743,064 as of December 31, 2008. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations and have relied on external sources of capital to fund operations. We had $59,346 in cash at December 31, 2008 and negative cash flow from operations of $2,163,656 for the year ended December 31, 2008.

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

As of December 31, 2008 and thereafter, our expenses ran, and are expected to continue to run, at a “burn rate” of approximately $200,000 per month, which amount could increase during 2009. We are not currently able to fund operations on a current basis, and we will require substantial additional capital in order to operate.  In order to fund some of our capital needs, we conducted private offerings of our securities in 2007 and 2008. We also established what is generally referred to as an equity line of credit of up to $10,000,000 with Dutchess Private Equity Fund, LLP (“Dutchess”), under which we may put shares of our common stock to Dutchess for sale into the marketplace and receive the proceeds of these sales.  From November 6, 2006 through December 31, 2006, we raised $380,095 gross proceeds from such puts, and between January 1, 2007 and June 12, 2007, we raised an additional $992,055 gross proceeds from such puts. We may need to rely substantially on additional puts from the equity line of credit unless and until we can arrange additional interim or permanent financings.  Reliance on the equity line of credit could create downward pressure on the price of our common stock and is dilutive to our existing shareholders.  While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that the equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.  Additionally risks specifically relating to our equity line of credit with Dutchess are set forth at the end of this section.

We will need additional capital to repay certain short-term debt as it matures.

We have $896,720 remaining principal amount of convertible subordinated notes due February 2009, August 2009, October 2009 and December 2009 to certain investors.  In January 2009, we issued $250,000 convertible notes in our 2009 Winter Offering-I to certain investors, which will be due in April 2009. From February 13, 2009 to March 4, 2009 we issued $186,340 convertible notes in our 2009 Winter Offering-II to certain investors, which will be due in March 2010.

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

Our business strategy is to develop, manufacture and market products incorporating our ZEFS, MK IV and ELEKTRA technologies, and, to a lesser extent, our CAT-MATE technology.  We also intend to develop, manufacture and market products incorporating the ELEKTRA technology. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

●	raise additional needed capital for research and development;

●	complete development of our products in development; and

●	successfully introduce and commercialize our new products.

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

The market for products that reduce harmful motor vehicle emissions is evolving and we have many successful competitors. Automobile manufacturers have historically used various technologies, including catalytic converters, to reduce exhaust emissions caused by their products. At this time, our technology is unproven, and the use of our technology by others is limited. The commercial success of our products will depend upon the adoption of our technology by auto manufacturers and consumers as an approach to reduce motor vehicle emissions. Market acceptance will depend on many factors, including:

●	the willingness and ability of consumers and industry partners to adopt new technologies;

●	the willingness and ability of consumers and industry partners to adopt new technologies;

●	the willingness of governments to mandate reduction of motor vehicle emissions;

●	our ability to convince potential industry partners and consumers that our technology is an attractive alternative to other technologies for reduction of motor vehicle emissions;

●	our ability to manufacture products and provide services in sufficient quantities with acceptable quality and at an acceptable cost; and

●	our ability to place and service sufficient quantities of our products.

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

We do not currently have an agreement in place for the manufacture of products incorporating our ZEFS or MK IV technologies.

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

A large portion of our expenses, including expenses for our facilities, equipment and personnel, is relatively fixed and not subject to further significant reduction. In addition, we expect our operating expenses will increase in 2009 as we continue our research and development and increase our production and marketing activities, among other activities. Although we expect to generate revenues from sales of our products, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technologies and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Our pending patent applications, specifically patent rights of the MK IV, ELEKTRA and CAT-MATE technologies, may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Patents we have received for our ZEFS technologies, and which we may receive, may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

We were involved in a patent infringement suit brought by our former sole director and executive officer.

In April 2005, Jeffrey A. Muller, the Company’s former sole director and executive officer, filed a complaint against us seeking declaratory and injunctive relief and alleging unfair competition in connection with a claimed prior patent interest in the ZEFS technologies. Mr. Muller is seeking to have the patent rights in the ZEFS technologies that were previously transferred to us by Mr. Muller’s bankruptcy trustee declared null and void. Muller’s claims for patent infringement against the Company were dismissed and the case was closed on October 15, 2008, by order of George B. Daniels, United States District Judge, Southern District of New York.

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

Our future success is substantially dependent on the efforts of our senior management, particularly Cecil Bond Kyte, our Chief Executive Officer, Charles R. Blum, our President and Eugene E. Eichler, our Interim Chief Financial Officer. The loss of the services of members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel, including consultants. There is intense competition among specialized automotive companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit key marketing, scientific and technical personnel, the growth of our business could be substantially impaired. We do not maintain key man insurance for any of these individuals.

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

The market price for our common stock has been volatile during the last year, ranging from a closing bid price of $0.86 on March 18, 2008 to a closing bid price of $0.12 on November 21, 2008, and a closing bid price of $0.40 on March 12, 2009. Additionally, the bid price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including:

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

In the past year, there have been times when average daily trading volume of our common stock has been extremely low, and there have been many days in which no shares were traded at all. At other times, the average daily trading volume of our common stock has been high...  Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Item 1B. Unresolved Staff Comments

None

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

In May 2008, the Company entered into a lease agreement for its administrative offices in Los Angeles, California.  The term of the lease was for $3,000 per month from June 1, 2008 through November 20, 2008.  The Company is currently on a month to month basis with rent payment of $3,750.

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

On February 8, 2007, Federal Magistrate Judge Maas issued a post-judgment order, at our request, which further concluded that all of the shares of the Company’s stock held by Mr. Muller or any of his nominees directly or indirectly owned or controlled were to be recaptured by the Company and were subject to disgorgement and forfeiture.  The ruling provided that all shares, options and any other obligations allegedly owed by the Company to Mr. Muller were to be disgorged in our favor and confirmed the earlier judgment holding Mr. Muller liable for $7.5 million in actual damages, imposing a $100,000 fine and barring Mr. Muller from any involvement with a publicly traded company for 20 years.  With prejudgment interest, this ruling brings the actual damages against Muller to over $11 million.  Additionally, the Court clarified that the order required the disgorgement of any shares of the Company’s stock that Mr. Muller or any of his nominees directly or indirectly owned or controlled.  In furtherance of this order, the Company has taken action to cancel over 3.6 million shares which had been issued to offshore companies.  The Order also confirmed the appropriateness of actions previously taken by the Company to acquire the patent rights and to consolidate the manufacturing, marketing and distribution rights with its ownership of all rights to the existing patents.  On February 11, 2009, Judge Maas confirmed that his previous decision was modified and the Company’s Motion for Summary Judgment was granted in favor of the Company as set forth in his order of February 8, 2007.  A proposed Final Judgment in favor of the Company is pending before the United States District Court, Southern District of New York.

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

This lawsuit brought by Mr. Muller arose out of the same claims that were the subject of litigation in the Federal District Court for the Southern District of New York, in which the Court entered judgment against Mr. Muller.  Those claims are pending further proceedings.  While we believe that we have valid claims and defenses, there can be no assurance that an adverse result or outcome on the pending motions or a trial of this case would not have a material adverse effect on our financial position or cash flow.  Muller’s claims for patent infringement against the Company were dismissed and the case was closed on October 15, 2008, by order of George B. Daniels, United States District Judge, Southern District of New York.

Litigation Involving Scottish Glen Golf Company

We were involved in litigation with Scottish Glen Golf Company, Inc. (SGGC) doing business as KZ Golf, Inc., the Company’s previous landlord on claims in the aggregate amount of $104,413.   The Company does not dispute the fact that certain amounts of unpaid past rent are due but does dispute that it owes the aggregate of $104,413 demanded by SGGC; more than half of which are purported “late fees” which was assessed at the rate of $100 per day.  It was the Company’s position that the late fees are void and unenforceable and that the Company is entitled to a set-off for office space that reverted back to SGGC.

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

	2008		2007
	High	Low	High	Low
First First Quarter	$0.86	$0.30	$1.17	$0.60
Snd Second Quarter	$0.79	$0.37	$0.80	$0.25
Th Third Quarter	$0.45	$0.27	$0.60	$0.17
Fou Fourth Quarter	$0.40	$0.12	$0.48	$0.15

According to the records of our transfer agent, we had 907 stockholders of record of our common stock at March 2, 2009. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Issuances of Unregistered Securities in Last Fiscal Year

2007/2008 Winter Offering

From December 27, 2007 to February 29, 2008, the Company conducted an offering (the “2007/2008 Winter Offering”) and issued convertible notes in the aggregate face amount of $521,400.  These notes were sold for an aggregate purchase price of $474,000.  The notes are convertible into 1,042,800 shares of the Company’s common stock and in addition, investors received warrants entitling the holders to purchase up to 521,400 shares of the Company’s common stock.  (See “Details of Recent Financial Transactions”.)

2008 Spring Offering

On May 27, 2008, the Company made an offering (the “2008 Spring Offering”) with a certain investor and issued a Convertible Note in the amount of $66,000.  The note was sold for a purchase price of $60,000.  The note is convertible into 132,000 shares of the Company’s common stock and in addition the investor received warrants entitling the holder to purchase up to 66,000 shares of the Company’s common stock.  (See “Details of Recent Financial Transactions”.)

2008 Summer Offering

From July 17, 2008 to August 31, 2008, the Company conducted an offering (the “2008 Summer Offering”) and issued Convertible Notes in the aggregate amount of $484,000.  These Notes were sold for an aggregate purchase price of $440,000.  The Notes are convertible into 1,423,530 shares of the Company’s common stock and in addition, investors received warrants entitling the holders to purchase up to 711,764 shares of the Company’s common stock.  (See “Details of Recent Financial Transactions”.)

2008 Fall Offering

From September 8, 2008 to October 31, 2008, the Company conducted an offering (the “2008 Fall Offering”) and issued  Convertible Notes in the aggregate amount of $198,220.  These Notes were sold for an aggregate purchase price of $180,200.  The Notes are convertible into 1,321,466 shares of the Company’s common stock and in addition, investors received warrants entitling the holders to purchase up to 660,734 shares of the Company’s common stock.  (See “Details of Recent Financial Transactions”.)

2008 Winter Offering

From November 24, 2008 to December 5, 2008, the Company conducted an offering (the “2008 Winter Offering”) and issued Convertible Notes in the aggregate amount of $524,700.  These Notes were sold for and aggregate purchase price of $477,000.  The Notes are convertible into 3,086,470 shares of the Company’s common stock and in addition, investors received warrants entitling the holders to purchase up to 1,543,235 shares if the Company’s common stock.  (See “Details of Recent Financial Transactions”.)

Other Issuances

During the year ended December 31, 2008, convertible notes in the amount of $3,986,439 of our previously issued and outstanding Investor Notes were converted to 11,025,930 shares of common stock.

During the year ended December 31, 2008, we issued 2,744,898 shares of common stock in settlement of payables and loan in the amount of $963,396.

During the year ended December 31, 2008, we issued 1,635,000 shares of common stock for consulting services.

During the year ended December 31, 2008, we received $532,325 from warrants exercised and issued 1,064,650 shares of common stock.

Item 6. Selected Consolidated Financial Data
Not Applicable

Item 7. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in Item 7 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-K, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2008, and we undertake no duty to update this information.

Overview

We are a development stage company that generated its first initial revenues in the fourth quarter of 2006. Our focus is on research and development, and initial sales and marketing, of products incorporating our proprietary and patented technology, which is designed to reduce harmful emissions, and/or improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines. We have devoted the bulk of our efforts to the completion of the design, the development of our production models, testing of devices and the promotion of our products in the marketplace. We anticipate that these efforts will continue during 2009.

Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2008 and will need to raise substantial additional capital in 2009, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation

Revenues were $0 for the fiscal year ended December 31, 2008, compared to $39,000 a year ago, a decrease of $39,000. Cost of goods sold were $0 for the fiscal year ended December 31, 2008, compared to $10,720 for the fiscal year ended December 31, 2007. We realized a gross profit of $0 for the fiscal year ended December 31, 2008, compared to $28,280 for the fiscal year ended December 31, 2007, a decrease of $28,280.

Operating expenses were $3,298,918 for the fiscal year ended December 31, 2008, compared to $3,956,345 for the fiscal year ended December 31, 2007, a decrease of $657,427. The decrease is attributable to a decrease in cash expenses of $1,633,932 offset by an increase in non-cash expenses of $976,505. Specifically, the decrease in cash expenses is attributable to decreases in salaries and benefits expenses ($631,554); consulting and professional fees ($618,433); office and other expenses ($133,008); corporate expenses ($132,573); travel ($89,032); exhibit and trade shows ($29,332). The increase in non-cash expenses is attributable to increases in stocks, options and warrants given to employees, consultants and lawyer ($1,104,975); and bad debt ($1,380); offset by a decrease in depreciation expense ($129,850).

Research and development expenses were $652,363 for the fiscal year ended December 31, 2008, compared to $600,816 for the fiscal year ended December 31, 2007, an increase of $51,547. Our research and development expenses include contracts with RAND and Temple University, consultant’s fees, travel, cost of services and supplies. The increase in research and development expenses is primarily attributable to an increase in contracts with RAND Corporation and Temple University of $156,903. This increase was offset by decreases in testing tools and supplies ($71,090); travel expenses ($18,169); and consultant’s fees ($16,097).

Interest and other income was $200 for the fiscal year ended December 31, 2008, compared to $3,475 for the fiscal year ended December 31, 2007, a decrease of $3,275. This decrease is attributable to a decrease in dyno-testing and consulting income.  Interest expense was $2,153,449 for the fiscal year ended December 31, 2008, compared to $1,736,537 for the fiscal year ended December 31, 2007.  This increase of $416,912 is attributable to an increase in non-cash interest expense and financing fees of $413,562 and an increase in cash interest expense and financing fees of $3,350.

We had a net loss of $6,052,724 or $0.11 per share for the fiscal year ended December 31, 2008 compared to a net loss of $6,262,743, or $0.16 per share for the fiscal year ended December 31, 2007.

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of December 31, 2008, we had cash of $59,346 and an accumulated deficit of $42,743,064. Our negative operating cash flow in 2008 was funded primarily through the sale convertible notes as well as sale of our stock by Dutchess Private Equity Fund, LLC (“Dutchess”) under our equity line of credit.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $6,052,724 and a negative cash flow from operations of $2,163,656 for the year ended December 31, 2008, and had a working capital deficiency of $2,677,084 and a stockholders’ deficiency of $2,589,865 at December 31, 2008.  These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During 2008, we raised an aggregate of $2,163,525 gross and net proceeds from the sale of our stock and the issuance of debt, as follows:

●	Gross and net proceeds of $474,000 from the issuance of convertible notes and warrants in a Spring 2008 offering. The face amount of the notes is $521,400.
●	Gross and net proceeds of $60,000 from the issuance of convertible notes and warrants in a Spring 2008 offering. The face amount of the notes is $66,000.
●	Gross and proceeds of $440,000 from the issuance of convertible notes and warrants in a Summer 2008 offering. The face amount of the notes is $484,000.
●	Gross and net proceeds of $180,200 from the issuance of convertible notes and warrants in a Fall 2008 offering. The face amount of the notes is $198,220.
●	Gross and net proceeds of $477,000 from the issuance of convertible notes and warrants in a Winter 2008 (2nd) offering. The face amount of the notes is $524,700.
●	Gross and net proceeds of $532,325 from the issuance of stock upon exercise warrants.

Subsequent to fiscal year ended December 31, 2008 and through March 12, 2009, we raised an aggregate of $683,320 gross and net proceeds from issuance of convertible notes and warrants in our 2009 Winter Offering 1 & 2.

Details of Recent Financing Transactions

2007-2008 Winter Offering

From December 27, 2007 to February 29, 2008  the Company conducted an offering (the “2007-2008 Winter Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “2007- 2008 Winter Notes”) with a small number of accredited investors.  Of this amount, $521,400 aggregate face amount of the 2007-2008 Winter Notes were sold for an aggregate purchase price of $474,000 net proceeds.  Therefore, while the stated interest rate on the 2008 Winter Notes is 0%, the implied interest rate on the 2007-2008 Winter Notes is 10%.  The 2007-2008 Winter Notes mature on the first anniversary of their date of issuance.  The 2007-2008 Winter Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2007-2008 Winter Offering (the “Conversion Price”).  Up to $1,042,800 Conversion Shares are issuable at a Conversion Price of $0.50 per share.

Each of the investors in the 2007-2008 Winter Offering received, for no additional consideration, a warrant (the “2007-2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the (2007-2008 Winter Notes) are convertible (the “2007-2008 Warrant Shares”)  Each  2007-2008 Winter Warrant is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 521,400 2007-2008 Warrant Shares are initially issuable on exercise of the 2007-2008 Winter Warrants.  As of December 31, 2008, investors have converted $455,400 of the Convertible Notes into 910,800 shares of the Company’s common stock.  The outstanding balance at December 31, 2008 is $66,000. These Notes were converted in January 2009.

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

The investor in the 2008 Spring Offering received, for no additional consideration, a warrant (the “ 2008 Spring Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Spring Notes) are convertible (the “2008 Spring Warrant Shares”).  The 2008 Spring Warrant Shares is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  The 66,000 2008 Spring Warrant Shares are initially issuable upon exercise of the 2008 Spring Warrants.  As of December 31, 2008, investors have converted $66,000 of the Convertible Notes into 132,000 shares of the Company’s common stock.  There   was no outstanding balance at December 31, 2008.

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

Each of the investors in the 2008 Summer Offering received, for no additional consideration, a warrant (the “ 2008 Summer Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Summer Notes) are convertible (the “2008 Summer Warrant Shares”). Each 2008 Summer Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 711,764 2008 Summer Warrant Shares are initially issuable upon exercise of the 2008 Summer Warrants.  As of December 31, 2008, investors have converted $143,000 of the Convertible Notes into 420,589 shares of the Company’s common stock.  The outstanding balance at December 31, 2008 was $341,000.

2008 Fall Offering

From September 8, 2008 to October 31, 2008, the Company conducted an offering (the “2008 Fall Offering”) of up to $500,000 aggregate face amount of its Convertible Notes.  A total of $198,220 aggregate face amount of the 2008 Fall Notes were sold for an aggregate purchase price of $180,220 net proceeds.  Therefore, while the stated interest on the 2008 Fall Notes is 0%, the implied interest rate on the 2008 Fall Notes is 10%.  The 2008 fall notes will mature on the first anniversary of the date of issuance.  The 2008 Fall Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Fall Offering (the “Conversion Price”).  Up to 1,321,466 Conversion Shares are issuable at a Conversion Price of $0.15 per share.

Each of the investors in the 2008 Fall Offering received, for no additional consideration, a warrant (the “ 2008 Fall Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Fall Notes) are convertible (the “2008 Fall Warrant Shares”). Each 2008 Fall Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 660,734 2008 Fall Warrant Shares are initially issuable upon exercise of the 2008 Fall Warrants.  As of December 31, 2008, investors have converted $46,200 of the Convertible Notes into 308,000 shares of the Company’s common stock.  The outstanding balance at December 31, 2008 was $152,020.  During January 2009, $24,200 Notes were converted.

2008 Winter Offering

From November 24, 2008 to December 5, 2008, the Company conducted an offering (the “2008 Winter Offering”) of up to $500,000 aggregate face amount of its Convertible Notes.  A total of $524,700 aggregate face amount of the 2008 Winter Notes were sold for an aggregate purchase price of $477,000 net proceeds.  Therefore, while the stated interest on the 2008 Winter Notes is 0%, the implied interest rate on the 2008 Winter Notes is 10%.  The 2008 Winter Notes will mature on the first anniversary of the date of issuance.  The 2008 Winter Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Winter Offering (the “Conversion Price”).  Up to 3,086,470 Conversion Shares are issuable at a Conversion Price of $0.17 per share.

Each of the investors in the 2008 Winter Offering received, for no additional consideration, a warrant (the “ 2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Winter Notes) are convertible (the “2008 Winter Warrant Shares”). Each 2008 Winter Warrant is exercisable on a cash basis only at a price of $0.30 per share, and is exercisable for a period of two years from the date of issuance.  Up to 1,543,235 2008 Winter Warrant Shares are initially issuable upon exercise of the 2008 Winter Warrants.  As of December 31, 2008, investors have converted $187,000 of the Convertible Notes into 1,099,999 shares of the Company’s common stock.  The outstanding balance at December 31, 2008 was $337,700.  During January 2009, $110,000 Notes were converted.

Summary

We have cash on hand to meet expenses only for a short period of time.  In order to fund the repayment of our outstanding notes, we must raise additional funds. At December 31, 2008, these notes included the Winter 2007/2008 Notes due in February 2009, the Summer 2008 Notes due in August 2009,  the Fall 2008 Notes due in October 2009 and the Winter 2008 Notes due in December 2009.  In addition to the funds required to continue to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University, costs associated with product development and commercialization of the ELEKTRA technology, costs to manufacture and ship our products, costs to design and implement an effective system of internal controls and disclosure controls and procedures, costs of maintaining our status as a public company by filing periodic reports with the SEC, and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2009 and beyond.

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

Therefore, in addition to the completed 2008 Winter Offering, the 2009 Winter Offering and  the 2009 Winter Offering #2, the Company is actively pursuing additional financing alternatives   No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. At present, we have relatively few financing options available to us.

Contractual Obligations

The following table discloses our contractual commitments for future periods. Long-term commitments are comprised operating leases and minimum guaranteed compensation payments under employment and other agreements.  See Note 10 to Notes to Consolidated Financial Statements, “Commitments and Contingencies”.

Year ending December 31,	Operating Leases (1)	Guaranteed Payments
2009	$43,840	$466,200	(2)
2010	0	142,567	(3)
Total	$43,840	$608,767

(1)	Consists of rent for our Morgan Hill Facility expiring on August 31, 2009. (For description of this property, see Part 1, Item 2, and “Property”.
(2)
Consists of an aggregate of $72,967 in total compensation, including base salary and certain contractually-provided benefits, to   one executive officer, pursuant to an employment agreement that expires on July 25, 2009; $193,233 in total compensation, including base salary and certain contractually-provided benefits, to an executive officer, pursuant to an employment agreement that expires on January 30, 2010 and $200,000 in licensing and maintenance fees to Temple University.

(3)
Consists of  an aggregate of $17,567 in total compensation, including base salary and certain contractually-provided benefits to an executive officer, pursuant to an employment agreement that expires on January 30, 2010 and $125,000 in licensing and maintenance fees due to Temple University.

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

Accounts Receivable Allowance Policy

The Company reports accounts receivable in relation to sales of product.  The Company performs an analysis of the receivable balances in order to determine if an allowance for doubtful accounts is necessary.  As of December 31, 2008, no allowance is necessary.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements for the years ended December, 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the years ended December 31, 2008 and 2007 were $645,745 and $67,592, respectively.

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

Recent accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This Statement requires enhanced disclosures about an entity's derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,  "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued FASB Statement No. 141 (R), "Business Combinations" (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51".  SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated.  SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements are applied retrospectively for all periods presented.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 8.   Financial Statements

Our consolidated financial statements as of and for the years ended December 31, 2008 and 2007 are presented in a separate section of this report following Item 14 and begin with the index on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”)  are not adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required in Rule 13a-15(b).  In December 2006 our Controller retired and in January 2007 our Chief Financial Officer retired, although our former Controller still provides certain financial consulting services for us.  We have hired an Interim Chief Financial Officer and a full-time Controller.  We have retained a consulting firm and are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete this review during 2009 to comply with the requirements of the SEC.  We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan.  It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Our annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting and management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only Management’s report in this annual report.

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On January 9, 2009,  we entered into an Agreement with (Endeavor Group, LLC). We have retained Endeavor Group, LLC as our non-exclusive financial advisor and investment banking advisor to provide general financial advisory and investment banking service to us. We paid Endeavor Group, LLC $10,000 upon execution of the agreement and will pay additional fees relating to capital investments which may be received by us. We may issue to Endeavor stock certificates representing an aggregate of 500,000 shares of common stock of which 250,000 shares were issued upon execution of this Agreement, with the remaining 250,000 shares, to be issued as compensation for investment funds received by us, if any, if certain goals are met.

On January 28, 2009, we entered into an Agreement with a consultant to provide services to prepare a five year business plan including detailed income, balance and cash flow statements; capital requirements; use of proceeds; competition analysis and an AOT market analysis.  The consultant is to be paid $7,000 for the first month and $5,000 for the second and third months of his services for a total of $17,500.  The consultant has received 30,000 restricted shares of common stock.

On January 30, 2009, Cecil Bond Kyte was appointed Chief Executive Officer of the Company, replacing Charles R. Blum.  Mr. Blum continues to serve as President of the Company.

From January 13, 2009, through January 26, 2009, the Company conducted and concluded a private offering (the “Winter 2009 Offering”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009 Notes”) with 8 accredited investors. A total of $250,000 aggregate face amount of the Winter 2009 Notes were sold for an aggregate purchase price of $250,000.  The Winter 2009 Notes bear interest at 10% per annum, payable at maturity. The Winter 2009 Notes mature three months from  their date of issuance. The Winter 2009 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 Offering (the “Conversion Price”). Up to 694,444 Conversion Shares are initially issuable at a Conversion Price of $0.36 per share.

Each of the investors in the Winter 2009 Offering received, for no additional consideration, a warrant (the “Winter 2009 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Winter 2009 Notes are convertible (the “Warrant Shares”).  Each Winter 2009 Warrant is exercisable on a cash basis only at an initial price of $0.50 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 347,722 Warrant Shares are initially issuable on exercise of the Winter 2009 Warrants.

We received $250,000 in net proceeds in the Winter 2009 Offering which will be used for general corporate purposes and working capital.

From February 4, 2009 to March 11, 2009,  we conducted and concluded a private offering (the “2009 Winter Offering #2”)  of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009 #2 Notes”) with 17 accredited investors.  A total of $247,302 aggregate face amount of the Winter 2009 #2 Notes were sold for an aggregate purchase price of $224,820.  While the stated interest rate on the Winter 2009 #2 Notes is 0%, the actual interest rate on the Winter 2009 #2 Notes is 10% per annum.  The Winter 2009 #2 Notes mature on the first anniversary of their date of issuance.  The Winter 2009 #2 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 #2 Offering (the “Conversion  Price”).  Up to 772,818 Conversion Shares are initially issuable at a Conversion Price of $0.32 per share.

Each of the investors in the Winter 2009 #2 Offering received, for no additional consideration, a warrant (the “Winter 2009 #2 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Winter 2009 #2 Notes are convertible (the “Warrant Shares”).  Each Winter 2009 #2 Warrant is exercisable on a cash basis only at an initial price of $0.50 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance.  Up to 386,409 Warrant Shares are initially issuable on exercise of the Winter 2009 #2 Warrants.

We received $224,820 in net proceeds in the Winter 2009 #2 Offering which will be used for general corporate purposes and working capital.

PART III

Information required by Part III is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2009 Annual Meeting of Stockholders, currently scheduled to be held on April 30, 2009 (the “Proxy Statement”).

Item 10.   Directors and Executive Officers of Registrant

The information required by this section is incorporated by reference to the Proxy Statement.

Code of Business Conduct.

We have adopted codes of business conduct and ethics for our directors, officers and employees which also meet the requirements of a code of ethics under Item 406 of Regulation S-K. You can access the Company’s Code of Business Conduct and Ethics and our Code of Ethics for Senior Executives and Financial Officers on the Corporate Governance page of the Company’s website at  www.stwa.com. Any shareholder who so requests may obtain a printed copy of the Code of Conduct by submitting a request to the Company’s Corporate Secretary.

Item 11.   Executive Compensation

The information required by this section is incorporated by reference to the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this section is incorporated by reference to the Proxy Statement.

Item 13.   Certain Relationships and Related Transactions

The information required by this section is incorporated by reference to the Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The Audit Committee has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2008.

Weinberg & Company, P.A. was first appointed in fiscal year 2003, and has audited our financial statements for fiscal years 2002 through 2008.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2008 and 2007.

	Amount
Type of Fee	Fiscal Year 2008	Fiscal Year 2007
Audit(1)	$103,850	$193,186
Audit Related(2)	0	0
Taxes (3)	0	0
All Other (4)	0	0
Total	$103,850	$193,186

______________
(1)
This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.

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

(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

PART IV

Item 15.   Exhibits

(a)	The following documents are filed as part of this Form 10-K.

Financial Statements:

Reference is made to the contents to the consolidated financial statements of Save the World Air, Inc. under Item 7 of this Form 10-K.

(b)	Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant.
3.2(1)	Bylaws of the Registrant.
10.1(2)	Commercial Sublease dated October 16, 2003 between the Registrant and KZ Golf, Inc.
10.2(9)	Amendment dated June 15, 2004 to Exhibit 10.1
10.3 (10)	Amendment dated August 14, 2005 to Exhibit 10.1
10.4(10)	General Tenancy Agreement dated March 14, 2006 between the Registrant and Autumlee Pty Ltd.
10.5(3)	Agreement dated December 13, 2002 between the Registrant and RAND.
10.6(2)**	Agreement dated May 7, 2003 between the Registrant and RAND.
10.7(5)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.5
10.8(5)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.5
10.9(5)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.5
10.10(4)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.11(4)	Assignment and Bill of Sale dated May 28, 2002 between the Registrant and Kevin Charles Hart.
10.12(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Eugene E. Eichler.
10.13(15)†	Severance Agreement dated November 8, 2006 between the Registrant and Eugene E. Eichler
10.14(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Bruce H. McKinnon.
10.15(6)	Save the World Air, Inc. 2004 Stock Option Plan
10.16(8)	Form of Incentive Stock Option Agreement under 2004 Stock Option Plan
10.17(8)	Form of Non-Qualified Stock Option Agreement under 2004 Stock Option Plan
10.18(8)	Consulting Agreement dated as of October 1, 2004 between the Registrant and John Fawcett
10.19(7)	License Agreement dated as of July 1, 2004 between the Registrant and Temple University – The Commonwealth System of Higher Education
10.20(8)	Consulting Agreement dated as of November 19, 2004 between the Registrant and London Aussie Marketing, Ltd.
10.21(13)	Amendment dated September 14, 2006 to Exhibit 10.20
10.22(8)†	Employment Agreement dated September 1, 2004 with Erin Brockovich
10.23(15)†	Amendment dated as of July 31, 2006 to Exhibit 10.22
10.24(8)	Assignment of Patent Rights dated as of September 1, 2003 between the Registrant and Adrian Menzell
10.25(8)	Global Deed of Assignment dated June 26, 2004 between the Registrant and Adrian Menzell
10.26(11)†	Amended and Restated Employment Agreement dated as of March 1, 2006 between the Registrant and John Richard Bautista III
10.27(9)	Lease dated August 15, 2005 between the Registrant and Thomas L. Jackson
10.28(10)	Amendment dated February 1, 2006 to Exhibit 10.27
10.29(10)	Form of 9% Convertible Note issued in the 2005 Interim Financing
10.30(10)	Form of Stock Purchase Warrant issued in the 2005 Interim Financing
10.31(10)	Form of Stock Purchase Warrant issued in the 2005 Bridge Financing
10.32(11)	Form of Stock Purchase Warrant issued in 2006 Regulation S financing
10.33(11)	Form of Stock Purchase Warrant issued in 2006 PIPE financing
10.34(12)	Commercial Sublease between the Registrant and KZG Golf dated January 1, 2006
10.35(12)	Investment Agreement dated September 15, 2006 between the Registrant and Dutchess Private Equities Fund
10.36(12)	Registration Rights Agreement dated September 15, 2006 between the registrant and Dutchess Private Equities Fund, LLP
10.37(17)	License Agreement between the Registrant and Temple University dated February 2, 2007

10.38(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.39(17)	R&D Agreement between the Registrant and Temple University dated February 2, 2007
10.40(14)	Note Purchase Agreement dated December 5, 2006 between the registrant and Morale Orchards LLC
10.41(14)	Form of Stock Purchase Warrant issued to Morale Orchards LLC
10.42(14)	Form of Convertible Note issued to Morale Orchards LLC
10.43(16)	Consulting Agreement dated January 4, 2007 between the Registrant and Spencer Clarke LLC
10.44(15)	Agreement dated as of July 15, 2006 between the Company and SS Sales and Marketing Group
10.45(15)	Engagement Agreement between the Registrant and Charles K. Dargan II
10.46(15)	Form of 10% Convertible Note issued in 2007 PIPE Offering
10.47(15)	Form of Stock Purchase Warrant issued in 2007 PIPE Offering
10.48(18)	Appointment of New Directors, Nathan Shelton, Steven Bolio and Dennis Kenneally
10.49(19)	Issuance of RAND Final Report
10.50(20)	Delisting from OTCBB to OTC Pink Sheets
10.51(21)	Resignation of Director, Dennis Kenneally
10.52(22)	Resignation of Officer, Bruce H. McKinnon
10.53(23)	Form of 10% Convertible Note issued in 2007 Spring Offering
10.54(23)	Form of Stock Purchase Warrant issued in 2007 Spring Offering
10.55(24)	Termination of North Hollywood Lease
10.56(25)	Modification Agreement of 10% 2007 PIPE Convertible Notes
10.57(26)	Form of 10% Convertible Note issued in 2007 Summer Offering
10.58(26)	Form of Stock Purchase Warrant issued in 2007 Summer Offering
10.59(27)	Resignation of Director, J. Joseph Brown
10.60(28)	Resignation of Chief Financial Officer and Appointment of Interim Chief Financial Officer
10.61(29)	Severance Agreement dated June 15, 2007 between Registrant and Bruce H. McKinnon
10.62(30)	Resignation of Director, Bruce H. McKinnon
10.63(31)	Second Modification Agreement of 10% 2007 PIPE Convertible Notes
10.64(32)	Form of 10% Convertible Note issued in 2007 Fall Offering
10.65(32)	Form of Stock Purchase Warrant issued in 2007 Fall Offering
10.66(33)	Resignation of Director, Joseph Helleis
10.67(34)	Form of 10% Convertible Note issued in 2007/8 Winter Offering
10.68(34)	Form of Stock Purchase Warrant issued in 2007/8 Winter Offering
10.69(34)	Modification and Satisfaction Agreement of Convertible Notes with Morale Orchards, LLP and Matthews & Partners
10.70(35)	Termination of employment relationship with John Bautista
10.71(36)	Form of 10% Convertible Note issued in 2008 Summer Offering
Form of Stock Purchase Warrant issued in 2008 Summer Offering
10.72(37)	Form of 10% Convertible Note issued in 2008 Fall Offering
Form of Stock Purchase Warrant issued in 2008 Fall Offering
10.73(38)	Form of 10% Convertible Note issued in 2008 Winter Offering
Form of Stock Purchase Warrant issued in 2008 Winter Offering
10.74(39)	Letter Agreement with Temple University extending default date
10.75(40)	Notice of first payment to Temple University under Letter Agreement
Announcement of date of 2009 Annual Shareholder Meeting
Appointment of Cecil Bond Kyte as new Chief Executive Officer
10.76(41)	Form of 10% Convertible Note issued in 2009 Winter Offering
Form of Stock Purchase Warrant issued in 2009 Winter Offering
10.77(42)*	Employment Agreement with Cecil Bond Kyte, January 30, 2009
10.78(43)	Form of 10% Convertible Note issued in 2009 Winter #2 Offering
Form of Stock Purchase Warrant issued in 2009 Winter #2 Offering
21	List of Subsidiaries
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.
(2)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002.
(3)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.
(4)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.
(5)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2004.
(6)	Incorporated by reference from Appendix C of Registrant’s Schedule 14A filed on April 30, 2004, in connection with its Annual Meeting of Stockholders held on May 24, 2004.
(7)	Incorporated by reference from Registrant Form 8-K filed on July 12, 2004.
(8)	Incorporated by reference from registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.
(9)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended September 30, 2005
(10)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005
(11)	Incorporated by reference from Registrant’s Form SB-2 filed on June 28, 2006 (SEC File No. 333- 333-135415)
(12)	Incorporated by reference from Registrant’s Form 8-K filed on September 21, 2006
(13)	Incorporated by reference from Registrant’s Form SB-2 filed on October 6, 2006 (SEC File No. 333-137855)
(14)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2006
(15)	Incorporated by reference from Registrant’s Form 10KSB for the fiscal year ended December 31, 2006
(16)	Incorporated by reference from Registrant’s form 8-K filed on January 10, 2007
(17)	Incorporated by reference from Registrant’s form 8K filed on February 8, 2007
(18)	Incorporated by reference from Registrant’s form 8K filed on February 16, 2007
(19)	Incorporated by reference from Registrant’s form 8K filed on May 3, 2007
(20)	Incorporated by reference from Registrant’s form 8K filed on May 22 2007
(21)	Incorporated by reference from Registrant’s form 8K filed on June 8, 2007
(22)	Incorporated by reference from Registrant’s form 8K filed on June 15, 2007
(23)	Incorporated by reference from Registrant’s form 8K filed on July 2, 2007
(24)	Incorporated by reference from Registrant’s form 8K filed on July 18, 2007
(25)	Incorporated by reference from Registrant’s form 8K filed on August 30, 2007
(26)	Incorporated by reference from Registrant’s form 8K filed on October 9, 2007
(27)	Incorporated by reference from Registrant’s form 8K filed on October 23, 2007
(28)	Incorporated by reference from Registrant’s form 8K filed on November 9, 2007
(29)	Incorporated by reference form Registrant’s Form 10QSB for the nine months ended September 30, 2007
(30)	Incorporated by reference from Registrant’s form 8K filed on November 15, 2007
(31)	Incorporated by reference from Registrant’s form 8K filed on December 11, 2007
(32)	Incorporated by reference from Registrant’s form 8K filed on December 20, 2007
(33)	Incorporated by reference from Registrant’s form 8K filed on February 25, 2008
(34)	Incorporated by reference from Registrant’s form 8K filed on March 11, 2008
(35)	Incorporated by reference from Registrant’s form 8K filed on March 27, 2008
(36)	Incorporated by reference from Registrant’s form 8K filed on September 3, 2008
(37)	Incorporated by reference from Registrant’s form 8K filed on November 6, 2008
(38)	Incorporated by reference from Registrant’s form 8K filed on December 11, 2008
(39)	Incorporated by reference from Registrant’s form 8K filed on January 13, 2009
(40)	Incorporated by reference from Registrant’s form 8K filed on January 28, 2009
(41)	Incorporated by reference from Registrant’s form 8K filed on January 29, 2009
(42)	Incorporated by reference from Registrant’s form 10K for the twelve months ended December 31, 2009
(43)	Incorporated by reference from Registrant’s form 8K filed on March 17, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Save The World Air, Inc.
	By:	/s/ CECIL BOND KYTE
Cecil Bond Kyte
Date: March 30, 2009		Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Cecil Bond Kyte and Eugene E. Eichler, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ CECIL BOND KYTE	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2009
Cecil Bond Kyte
/s/ CHARLES R. BLUM	President	March 30, 2009
Charles R. Blum
/s/ EUGENE E. EICHLER	Interim Chief Financial Officer	March 30, 2009
Eugene E. Eichler
/s/ JOHN PRICE	Director	March 30, 2009
John Price
/s/ NATHAN SHELTON	Director	March 30, 2009
Nathan Shelton
/s/ STEVEN BOLIO	Director	March 30, 2009
Steven Bolio

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Save The World Air, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Save The World Air, Inc. and Subsidiary (a development stage enterprise) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period from February 18, 1998 (inception) to December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Save The World Air, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended and for the period from February 18, 1998 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations since its inception. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Weinberg & Company, P.A.

Weinberg & Company, P.A.
Los Angeles, California
March 27, 2009

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets
Cash	$59,346	$47,660
Accounts receivable	80	1,380
Inventories	—	30,256
Other current assets	33,195	20,552
Total current assets	92,621	99,848
Property and Equipment, net	131,969	201,058
Other assets	11,250	4,500
Total assets	$235,840	$305,406

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable- related parties	$93,003	$323,413
Accounts payable – License Agreements	716,500	161,250
Accounts payable- other	384,467	555,736
Accrued expenses	795,448	742,719
Accrued research and development fees	8,347	53,347
Accrued professional fees	390,535	274,499
Loan payable- related party	78,280	83,596
Loans and other payable due to Morale/Matthews	—	1,748,452
Convertible debentures, net- related parties	12,466	227,136
Convertible debentures, net- others	290,659	495,044
Total current liabilities	2,769,705	4,665,192

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001par value: 200,000,000 shares authorized, 62,940,891 and 46,470,413, shares issued and outstanding at December 31, 2008 and 2007, respectively	62,941	46,471
Common stock to be issued	16,500	4,000
Additional paid-in capital	40,129,758	32,280,083
Deficit accumulated during the development stage	(42,743,064)	(36,690,340)
Total stockholders’ deficiency	(2,533,865)	(4,359,786)
Total liabilities and stockholder’s deficiency	$235,840	$305,406

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
			(February
			18, 1998) to
	Years Ended December 31,		December 31,
	2008	2007	2008

Net sales	$—	$39,000	$69,000
Cost of goods sold	—	10,720	24,120
Gross profit	—	28,280	44,880
Operating expenses	3,062,537	3,956,345	29,921,858
Research and development expenses	652,363	600,816	5,458,593
Non-cash patent settlement cost	—	—	1,610,066
Loss before other income	(3,714,900)	(4,528,881)	(36,945,637)
Other income (expense)
Other income (loss)	(4,648)	3,384	(1,140)
Interest income	—	91	16,342
Interest expense	(1,461,927)	(1,736,537)	(5,954,306)
Loss on disposition of equipment	(14,426)	—	(14,426)
Settlement of Debt Due Morale/ Matthews	(927,903)	—	(927,903)
Settlement of litigation and debt	71,880	—	1,089,088
Loss before provision for income taxes	(6,051,924)	(6,261,943)	(42,737,982)
Provision for income taxes	800	800	5,082
Net loss	$(6,052,724)	$(6,262,743)	$(42,743,064)
Net loss per common share, basic and diluted	$(0.11)	$(0.16)
Weighted average common shares outstanding, basic and diluted	55,130,756	38,378,845

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2008

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency

Balance, February 18, 1998 (date of inception)		—	$—	$—	$—	$—	$—	$—
Issuance of common stock on April 18, 1998	.0015 - .01	10,030,000	10,030	—	14,270	—	—	24,300
Net loss		—	—	—	—	—	(21,307)	(21,307)
Balance, December 31, 1998		10,030,000	$10,030	$—	14,270	$—	$(21,307)	$2,993
Issuance of common stock on May 18, 1999	1.00 - 6.40	198,003	198	—	516,738	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	.001	5,000,000	5,000	—	—	—	—	5,000
Stock issued for professional services on May 18, 1999	0.88	69,122	69	—	49,444	—	—	49,513
Net loss		—	—	—	—	—	(1,075,264)	(1,075,264)
Balance, December 31, 1999		15,297,125	$15,297	$—	$580,452	$—	$(1,096,571)	$(500,822)
Stock issued for employee compensation on February 8, 2000	1.03	20,000	20	—	20,580	—	—	20,600
Stock issued for consulting services on February 8, 2000	1.03	100,000	100	—	102,900	—	—	103,000
Stock issued for professional services on April 18, 2000	3.38	27,000	27	—	91,233	—	—	91,260
Stock issued for directors fees on April 18, 2000	3.38	50,000	50	—	168,950	—	—	169,000
Stock issued for professional services on May 19, 2000	4.06	5,000	5	—	20,295	—	—	20,300
Stock issued for directors fees on June 20, 2000	4.44	6,000	6	—	26,634	—	—	26,640
Stock issued for professional services on June 20, 2000	4.44	1,633	2	—	7,249	—	—	7,251
Stock issued for professional services on June 26, 2000	5.31	1,257	1	—	6,674	—	—	6,675

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2008

Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency

Stock issued for employee compensation on June26, 2000	5.31	22,000	22	—	116,798	—	—	116,820
Stock issued for consulting services on June26, 2000	5.31	9,833	10	—	52,203	—	—	52,213
Stock issued for promotional services on July28, 2000	4.88	9,675	9	—	47,205	—	—	47,214
Stock issued for consulting services on July28, 2000	4.88	9,833	10	—	47,975	—	—	47,985
Stock issued for consulting services on August4, 2000	2.13	35,033	35	—	74,585	—	—	74,620
Stock issued for promotional services on August16, 2000	2.25	25,000	25	—	56,225	—	—	56,250
Stock issued for consulting services on September5, 2000	2.25	12,833	13	—	28,861	—	—	28,874
Stock issued for consulting services on September 10, 2000	1.50	9,833	10	—	14,740	—	—	14,750
Stock issued for consulting services on November 2, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on November 4, 2000	0.88	9,833	10	—	8,643	—	—	8,653
Stock issued for consulting services on December 20, 2000	0.50	19,082	19	—	9,522	—	—	9,541
Stock issued for filing services on December 20, 2000	0.50	5,172	5	—	2,581	—	—	2,586
Stock issued for professional services on December 26, 2000	0.38	12,960	13	—	4,912	—	—	4,925
Other stock issuance on August 24, 2000	2.13	2,000	2	—	4,258	—	—	4,260
Common shares cancelled		(55,000)	(55)	—	(64,245)	—	—	(64,300)
Net loss		—	—	—	—	—	(1,270,762)	(1,270,762)
Balance, December 31, 2000		15,645,935	$15,646	$—	$1,437,873	$—	$(2,367,333)	$(913,814)
Stock issued for consulting services on January 8, 2001	0.31	9,833	10	—	3,038	—	—	3,048
Stock issued for consulting services on February 1, 2001	0.33	9,833	10	—	3,235	—	—	3,245
Stock issued for consulting services on March 1, 2001	0.28	9,833	10	—	2,743	—	—	2,753

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2008

Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency

Stock issued for legal services on March 13, 2001	0.32	150,000	150	—	47,850	—	—	48,000
Stock issued for consulting services on April 3, 2001	0.25	9,833	10	—	2,448	—	—	2,458
Stock issued for legal services on April 4, 2001	0.25	30,918	31	—	7,699	—	—	7,730
Stock issued for professional services on April 4, 2001	0.25	7,040	7	—	1,753	—	—	1,760
Stock issued for consulting services on April 5, 2001	0.25	132,600	132	—	33,018	—	—	33,150
Stock issued for filing fees on April 30, 2001	1.65	1,233	1	—	2,033	—	—	2,034
Stock issued for filing fees on September 19, 2001	0.85	2,678	2	—	2,274	—	—	2,276
Stock issued for professional services on September 28, 2001	0.62	150,000	150	—	92,850	—	—	93,000
Stock issued for directors services on October 5, 2001	0.60	100,000	100	—	59,900	—	—	60,000
Stock issued for legal services on October 17, 2001	0.60	11,111	11	—	6,655	—	—	6,666
Stock issued for consulting services on October 18, 2001	0.95	400,000	400	—	379,600	—	—	380,000
Stock issued for consulting services on October 19, 2001	1.25	150,000	150	—	187,350	—	—	187,500
Stock issued for exhibit fees on October 22, 2001	1.35	5,000	6	—	6,745	—	—	6,751
Stock issued for directors	0.95	1,000,000	1,000	—	949,000	—	—	950,000
Stock issued for consulting services on November 7, 2001	0.85	20,000	20	—	16,980	—	—	17,000
Stock issued for consulting services on November 20, 2001	0.98	43,000	43	—	42,097	—	—	42,140
Stock issued for consulting services on November 27, 2001	0.98	10,000	10	—	9,790	—	—	9,800
Stock issued for consulting services on November 28, 2001	0.98	187,000	187	—	183,073	—	—	183,260
Intrinsic value of options issued to employees		—	—	—	2,600,000	(2,600,000)	—	—
Fair value of options issued to non-employees for services		—	—	—	142,318	—	—	142,318

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2008

Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency

Amortization of deferred compensation		—	—	—	—	191,667	—	191,667
Net loss		—	—	—	—	—	(2,735,013)	(2,735,013)
Balance, December 31, 2001		18,085,847	$18,086	$—	$6,220,322	$(2,408,333)	$(5,102,346)	$(1,272,271)
Stock issued for directors services on December 10, 2002	0.40	2,150,000	2,150	—	857,850	—	—	860,000
Common stock paid for, but not issued (2,305,000 shares)	0.15-0.25	—	—	389,875	—	—	—	389,875
Fair value of options issued to non-employees for services		—	—	—	54,909	(54,909)	—	—
Amortization of deferred compensation		—	—	—	—	891,182	—	891,182
Net loss for the year ended December 31, 2002		—	—	—	—	—	(2,749,199)	(2,749,199)
Balance, December 31, 2002		20,235,847	$20,236	$389,875	$7,133,081	$(1,572,060)	$(7,851,545)	$(1,880,413)
Common stock issued, previously paid for	0.15	1,425,000	1,425	(213,750)	212,325	—	—	—
Common stock issued, previously paid for	0.25	880,000	880	(220,000)	219,120	—	—	—
Stock issued for cash on March 20, 2003	0.25	670,000	670	—	166,830	—	—	167,500
Stock issued for cash on April 4, 2003	0.25	900,000	900	—	224,062	—	—	224,962
Stock issued for cash on April 8, 2003	0.25	100,000	100	—	24,900	—	—	25,000
Stock issued for cash on May 8, 2003	0.25	1,150,000	1,150	—	286,330	—	—	287,480
Stock issued for cash on June 16, 2003	0.25	475,000	475	—	118,275	—	—	118,750
Stock issued for legal services on June 27, 2003	0.55	83,414	83	—	45,794	—	—	45,877
Debt converted to stock on June 27, 2003	0.25	2,000,000	2,000	—	498,000	—	—	500,000
Stock and warrants issued for cash on July 11, 2003	0.25	519,000	519	—	129,231	—	—	129,750
Stock and warrants issued for cash on September 29, 2003	0.25	1,775,000	1,775	—	441,976	—	—	443,751
Stock and warrants issued for cash on October 21, 2003	0.25	1,845,000	1,845	—	459,405	—	—	461,250
Stock and warrants issued for cash on October 28, 2003	0.25	1,570,000	1,570	—	390,930	—	—	392,500
Stock and warrants issued for cash on November 19, 2003	0.25	500,000	500	—	124,500	—	—	125,000

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2008

Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency

Finders’ fees related to stock issuances		—	—	43,875	(312,582)	—	—	(268,707)
Common stock paid for, but not issued (25,000 shares)	0.25	—	—	6,250	—	—	—	6,250
Amortization of deferred comp		—	—	—	—	863,727	—	863,727
Net loss for year ended December 31, 2003		—	—	—	—	—	(2,476,063)	(2,476,063)
Balance, December 31, 2003		34,128,261	$34,128	$6,250	$10,162,177	$(708,333)	$(10,327,608)	$(833,386)
Common stock issued, previously paid for	0.25	25,000	25	(6,250)	6,225	—	—	—
Stock issued for director services on March 31, 2004	1.50	50,000	50	—	74,950	—	—	75,000
Stock issued for finders fees on March 31, 2004	0.15	82,500	82	—	12,293	—	—	12,375
Stock issued for finders fees on March 31, 2004	0.25	406,060	407	—	101,199	—	—	101,606
Stock issued for services on April 2, 2004	1.53	65,000	65	—	99,385	—	—	99,450
Debt converted to stock on April 2, 2004	1.53	60,000	60	—	91,740	—	—	91,800
Stock issued upon exercise of warrants on May 21, 2004	0.20	950,000	950	—	189,050	—	—	190,000
Stock issued for directors services on June 8, 2004	1.70	600,000	600	—	1,019,400	—	—	1,020,000
Stock issued for cash on August 25, 2004	1.00	550,000	550	—	549,450	—	—	550,000
Stock issued upon exercise of options on August 30, 2004	0.40	4,000	4	—	1,596	—	—	1,600
Stock issued for cash on September 8, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for consulting services on September 15, 2004	1.31	50,000	49	—	65,451	—	—	65,500
Stock issued for patent settlement on September 22, 2004	1.24	20,000	20	—	24,780	—	—	24,800
Stock issued for research and development on October 6, 2004	1.40	65,000	65	—	90,935	—	—	91,000
Stock issued for cash on October 6, 2004	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued for cash on October 15, 2004	1.00	150,000	150	—	149,850	—	—	150,000
Stock issued upon exercise of stock options on October 21, 2004	0.40	6,500	6	—	2,594	—	—	2,600
Stock issued for cash on November 3, 2004	1.00	25,000	25	—	24,975	—	—	25,000

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2008

Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency

Stock issued for cash on November 18, 2004	1.00	172,500	173	—	172,327	—	—	172,500
Stock issued for cash on December 9, 2004	1.00	75,000	75	—	74,925	—	—	75,000
Stock issued for cash on December 23, 2004	1.00	250,000	250	—	249,750	—	—	250,000
Finders fees related to stock issuances	—	—	—	—	(88,384)	—	—	(88,384)
Common stock paid for, but not issued (119,000 shares)	—	—	—	119,000	—	—	—	119,000
Intrinsic value of options issued to employees	—	—	—	—	248,891	(248,891)	—	—
Fair value of options issued to non-employees for services	—	—	—	—	55,381	(55,381)	—	—
Fair value of warrants issued for settlement costs	—	—	—		1,585,266	—	—	1,585,266
Fair value of warrants issued to non-employees for services	—	—	—	—	28,872	—	—	28,872
Amortization of deferred compensation	—	—	—	—	—	936,537	—	936,537
Net loss for year ended December 31, 2004	—	—	—	—	—	—	(6,803,280)	(6,803,280)
Balance, December 31, 2004		37,784,821	$37,784	$119,000	$15,043,028	$(76,068)	$(17,130,888)	$(2,007,144)
Common stock issued, previously paid for	1.00	69,000	69	(69,000)	68,931	—	—	—
Stock issued upon exercise of warrants, previously paid for	1.00	50,000	50	(50,000)	49,950	—	—	—
Stock issued for cash on January 20, 2005	1.00	25,000	25	—	24,975	—	—	25,000
Stock issued upon exercise of warrants on January 31, 2005	0.40	500	1	—	199	—	—	200
Stock issued for cash on February 17, 2005	1.00	325,000	325	—	324,675	—	—	325,000
Stock issued for cash on March 31, 2005	1.00	215,000	215	—	214,785	—	—	215,000
Stock issued for cash on May 17, 2005	1.00	5,000	5	—	4,995	—	—	5,000
Stock issued for cash on June 7, 2005	1.00	300,000	300	—	299,700	—	—	300,000

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2008

Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency

Stock issued for cash on August 5, 2005	1.00	480,500	480	—	480,020	—	—	480,500
Stock issued for cash on August 9, 2005	1.00	100,000	100	—	99,900	—	—	100,000
Stock issued for cash on October 27, 2005	1.00	80,000	80	—	79,920	—	—	80,000
Common stock cancelled on December 7, 2005	Various	(8,047,403)	(8,047)	—	8,047	—	—	—
Stock issued for settlement of payables on December 21, 2005	—	—	—	57,092	—	—	—	57,092
Stock issued for settlement of payables on December 31, 2005	—	—	—	555,429	—	—	—	555,429
Finders fees related to stock issuances	—	—	—	—	(109,840)	—	—	(109,840)
Intrinsic value of options issued to employees	—	—	—	—	243,750	(243,750)	—	—
Fair value of options issued for settlement costs	—	—	—	—	31,500	—	—	31,500
Fair value of warrants issued for settlement costs	—	—	—	—	4,957	—	—	4,957
Fair value of warrants issued to non-employees for services	—	—	—	—	13,505	—	—	13,505
Amortization of deferred compensation	—	—	—	—	—	177,631	—	177,631
Warrants issued with convertible notes	—	—	—	—	696,413	—	—	696,413
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	756,768	—	—	756,768
Net loss for year ended December 31, 2005	—	—	—	—	—	—	(3,115,186)	(3,115,186)
Balance, December 31, 2005		31,387,418	$31,387	$612,521	$18,336,178	$(142,187)	$(20,246,074)	$(1,408,175)
Stock issued, for previously settled payables	—	846,549	847	(612,521)	611,674	—	—	—
Stock issued upon exercise of warrants on March 23, 2006	1.50	25,000	25	—	37,475	—	—	37,500
Stock issued upon exercise of warrants on March 27, 2006	1.50	50,000	50	—	74,950	—	—	75,000

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2008

Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency

Stock issued upon exercise of warrants on March 27, 2006	0.50	25,000	25	—	12,475	—	—	12,500
Stock issued upon exercise of warrants on March 30, 2006	1.00	10,000	10	—	9,990	—	—	10,000
Stock issued upon exercise of warrants on April 10, 2006	0.50	36,250	36	—	18,089	—	—	18,125
Common stock issued for convertible debt on April 10, 2006	0.70	269,600	270	—	188,450	—	—	188,720
Stock issued for cash on April 24, 2006	1.56	473,000	473	—	737,408	—	—	737,881
Stock issued upon exercise of warrants on April 26, 2006	0.50	125,000	125	—	62,375	—	—	62,500
Stock issued upon exercise of warrants on April 26, 2006	1.50	100,000	100	—	149,900	—	—	150,000
Common stock issued for convertible debt on April 26, 2006	0.70	35,714	36	—	24,964	—	—	25,000
Stock issued upon exercise of warrants on May 6, 2006	0.50	200,000	200	—	99,800	—	—	100,000
Stock issued upon exercise of warrants on May 15, 2006	1.50	25,000	25	—	37,475	—	—	37,500
Stock issued upon exercise of warrants on May 15, 2006	0.50	50,000	50	—	24,950	—	—	25,000
Stock issued for cash on June 7, 2006	1.89	873,018	872	—	1,649,136	—	—	1,650,008
Common stock issued for convertible debt on June 7, 2006	0.70	1,535,716	1,536	—	1,073,464	—	—	1,075,000
Stock issued upon exercise of warrants on June 8, 2006	0.50	900,000	900	—	449,100	—	—	450,000
Stock issued upon exercise of warrants on June 9, 2006	0.50	9,000	9	—	4,491	—	—	4,500
Stock issued upon exercise of warrants on June 23, 2006	0.50	150,000	150	—	74,850	—	—	75,000
Stock issued upon exercise of warrants on June 23, 2006	1.50	15,000	15	—	22,485	—	—	22,500
Common stock issued for convertible debt on June 30, 2006	0.70	219,104	219	—	153,155	—	—	153,374
Common stock issued for convertible debt on July 11, 2006	0.70	14,603	15	—	10,207	—	—	10,222
Common stock issued for convertible debt on August 7, 2006	0.70	1,540,160	1,540	—	1,076,572	—	—	1,078,112

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2008

Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency

Common stock issued upon exercise of warrants on August 7, 2006	1.50	175,000	175	—	262,325	—	—	262,500
Common stock issued upon exercise of warrants on August 21, 2006	1.50	50,000	50	—	74,950	—	—	75,000
Common stock issued for cash on August 22, 2006	1.00	14,519	15	—	14,504	—	—	14,519
Common stock issued upon exercise of warrants on August 23, 2006	1.00	3,683	4	—	3679	—	—	3,683
Common stock issued upon exercise of warrants on August 28, 2006	1.50	5,000	5	—	7,495	—	—	7,500
Common stock issued for convertible debt on September 13, 2006	0.70	4,286	4	—	2,996	—	—	3,000
Common stock issued upon exercise of warrants on September 13, 2006	0.50	150,000	150	—	74,850	—	—	75,000
Common stock issued for convertible debt on October 16, 2006	0.70	66,654	67	—	46,591	—	—	46,658
Common stock issued upon exercise of warrants on November 3, 2006	0.50	210,000	210	—	104,790	—	—	105,000
Common stock issued for put on equity line of credit on November 7, 2006	1.22	94,4700	94	—	115,368	—	—	115,462
Common stock issued for put on equity line of credit on November 14, 2006	1.14	7,300	7	—	8,349	—	—	8,356
Common stock issued for put on equity line of credit on November 27, 2006	0.83	27,500	28	—	22,913	—	—	22,941
Common stock issued for put on equity line of credit on November 28, 2006	0.82	36,500	36	—	30,059	—	—	30,095
Common stock issued for put on equity line of credit on December 6, 2006	0.78	73,863	74	—	57,244	—	—	57,318
Common stock issued for put on equity line of credit on December 26, 2006	0.55	18,800	19	—	10,377	—	—	10,396
Common stock issued for put on equity line of credit on December 31, 2006	0.59	229,050	229	—	135,300	—	—	135,529

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2008

Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency

Common stock paid for, but not issued	—	—	—	60,000	—	—	—	60,000
Fair value of options issued to employees and officers	—	—	—	—	2,253,263	—	—	2,253,263
Fair value of warrants issued for services	—	—	—	—	401,130	—	—	401,130
Write off of deferred compensation	—	—	—	—	(142,187)	142,187	—	—
Warrants issued for consulting	—	—	—	—	62,497	—	—	62,497
Warrants issued with convertible notes	—	—	—	—	408,596	—	—	408,596
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	851,100	—	—	851,100
Finders fees related to stock issuances	—	—	—	—	(284,579)	—	—	(284,579)
Fees paid on equity line of credit	—	—	—	—	(30,402)	—	—	(30,402)
Net loss for year ended December 31, 2006	—	—	—	—	—	—	(10,181,523)	(10,181,523)

Balance, December 31, 2006		40,081,757	$40,082	$60,000	$29,430,821	$—	$(30,427,597)	$(896,694)

Common stock issued for put on equity line of credit on January 11, 2007	0.63	63,000	63	—	39,659	—	—	39,722
Common stock issued for put on equity line of credit on January 22, 2007	0.73	58,150	58	—	42,246	—	—	42,304
Common stock issued for put on equity line of credit on February 9, 2007	0.73	35,800	36	—	26,009	—	—	26,045
Common stock issued for put on equity line of credit on February 16, 2007	0.70	162,000	162	—	112,979	—	—	113,141
Common stock issued for put on equity line of credit on February 26, 2007	0.66	71,000	71	—	46,761	—	—	46,832
Common stock issued for put on equity line of credit on March 5, 2007	0.66	42,600	43	—	28,056	—	—	28,099
Common stock issued for put on equity line of credit on March 12, 2007	0.67	92,900	93	—	62,085	—	—	62,178

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2008

Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency

Common stock issued for put on equity line of credit on March 19, 2007	0.64	47,500	48	—	30,362	—	—	30,410
Common stock issued for put on equity line of credit on March 26, 2007	0.63	7,500	7	—	4,722	—	—	4,729
Common stock issued for put on equity line of credit on March 31, 2007	0.61	25,500	25	—	15,558	—	—	15,583
Fees paid on equity line of credit	—	—	—	—	(32,723)	—	—	(32,723)
Warrants issued with convertible notes	—	—	—	—	291,936	—	—	291,936
Intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	274,312	—	—	274,312
Fair value of warrants issued to non-employee for services	—	—	—	—	35,340	—	—	35,340
Fair value of options issued to an officer	—	—	—	—	16,302	—	—	16,302
Common stock issued for put on equity line of credit on April 9, 2007	0.63	56,300	56	—	35,441	—	—	35,497
Common stock issued for put on equity line of credit on April 17, 2007	0.56	73,835	74	—	41,466	—	—	41,540
Common stock issued for put on equity line of credit on April 24, 2007	0.56	122,857	123	—	68,996	—	—	69,119
Common stock issued for put on equity line of credit on May 1, 2007	0.55	226,081	226	—	124,774	—	—	125,000
Common stock issued for put on equity line of credit on May 8, 2007	0.66	29,400	29	—	19,363	—	—	19,392
Common stock issued for put on equity line of credit on May 15, 2007	0.43	403,502	404	—	171,811	—	—	172,215
Common stock issued for put on equity line of credit on May 22, 2007	0.39	119,800	120	—	46,362	—	—	46,482
Common stock issued for put on equity line of credit on May 30, 2007	0.33	80,996	81	—	26,631	—	—	26,712
Common stock issued for put on equity line of credit on June 6, 2007	0.32	54,700	55	—	17,454	—	—	17,509

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2008

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Common stock issued for put on equity line of credit on June 15, 2007	0.27	94,500	95	—	25,571	—	25,666
Common stock issued for put on equity line of credit on June 21, 2007	0.31	12,500	12	—	3,868	—	3,880
Fees paid on equity line of credit	—	—	—	—	(46,641)	—	(46,641)
Warrants issued with convertible notes	—	—	—	—	260,718	—	260,718
Fair value of options issued to an officer	—	—	—	—	8,898	—	8,898
Common stock issued, previously paid for	—	2,597,524	2,597	(60,000)	57,403	—	—
Fair value of options issued to officers	—	—	—	—	20,574	—	20,574
Warrants issued with convertible notes	—	—	—	—	267,930	—	267,930
Common stock issued for convertible debt on October 5, 2007	0.53	51,887	52	—	27,448	—	27,500
Common stock issued for convertible debt on November 12, 2007	0.37	255,081	255	—	94,125	—	94,380
Common stock issued for convertible debt on November 12, 2007	0.53	51,887	52	—	27,448	—	27,500
Common stock issued for convertible debt on November 14, 2007	0.34	80,882	81	—	27,419	—	27,500
Common stock issued for convertible debt on November 14, 2007	0.37	95,227	95	—	35,105	—	35,200
Common stock issued for convertible debt on November 15, 2007	0.37	163,514	164	—	60,336	—	60,500
Common stock issued for convertible debt on November 16, 2007	0.37	71,351	71	—	26,329	—	26,400
Common stock issued for convertible debt on November 16, 2007	0.34	80,882	81	—	27,419	—	27,500
Warrants issued with convertible notes	—	—	—	—	158,652	—	158,652
Common stock to be issued for consulting services	—	—	—	4,000	—	—	4,000
Common stock issued for convertible debt on December 28, 2007	0.17	1,060,000	1,060	—	198,940	—	200,000
Fair value of options issued to an officer	—	—	—	—	21,818	—	21,818
Net loss for year ended December 31, 2007	—	—	—	—	—	(6,262,743)	(6,262,743)
Balance, December 31, 2007		46,470,413	$46,471	$4,000	$32,280,083	$(36,690,340)	$(4,359,786)

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2008

Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
Share	Shares	Amount	Issued	Capital	Stage	Deficiency

Common stock issued for convertible debt	0.17-0.53	5,575,082	5,574	16,500	1,936,171	—	1,958,245
Common stock issued for Morale/ Matthews settlement	0.38	7,421,896	7,422	—	2,776,289	—	2,783,711
Common stock issued for services	0.17 – 0.49	2,398,850	2,399	—	516,230	—	518,629
Common stock issued upon exercise of warrants	0.50	1,064,650	1,065	—	531,260	—	532,325
Fair value of options issued as compensations	—	—	—	—	645,745	—	645,745
Fair value of warrants issued and intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	1,323,077	—	1,323,077
Fair value of warrants issued to PIPE holders	—	—	—	—	116,913	—	116,913
Common stock issued for services	0.17	10,000	10	(4,000)	3,990	—	—
Net loss for year ended December 31, 2008	—	—	—	—	—	(6,052,724)	(6,052,724)
Balance, December 31, 2008		62,940,891	$62,941	$16,500	$40,129,758	$(42,743,064)	$(2,533,865)

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS
			Inception (February 18, 1998)
	Years Ended December 31,		to December 31,
	2008	2007	2008
Cash flows from operating activities
Net Loss	$(6,052,724)	$(6,262,743)	$(42,743,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	—	—	(1,017,208)
Settlement of Debt Due Morale/Matthews	927,903	—	927,903
Stock based compensation expense	645,745	67,592	3,614,921
Issuance of common stock for services	518,629	4.000	5,190,731
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Issuance of warrants for financing fees	116,913	35,340	152,253
Non-cash increase in convertible notes recorded as expense	89,470	74,492	163,962
Patent acquisition cost	—	—	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	1,245,408	1,573,596	5,618,309
Amortization of deferred compensation	—	—	3,060,744
Loss on disposition of assets	14,426	—	14,426
Depreciation and amortization of leasehold improvements	37,530	167,380	393,129
Bad debt	1,300	—	1,300
Changes in operating assets and liabilities:
Accounts receivable	—	(1,380)	(1,380)
Inventory	30,256	(8,942)	—
Prepaid expenses and other	(12,643)	60,680	(33,195)
Other assets	(6,750)	—	(11,250)
Accounts payable and accrued expenses	277,336	1,191,661	3,701,111
Net cash used in operating activities	(2,167,200)	(3,098,324)	(18,815,785)
Cash flows from investing activities
Purchase of equipment	(345)	(46,415)	(553,452)
Proceeds from sale of equipment	17,477	—	17,478
Net cash used in investing activities	17,132	(46,415)	(535,974)
Cash flows from financing activities
Net proceeds under equity line of credit	—	912,691	1,262,386
(Decrease) increase in payables to related parties and stockholder	(5,316)	103,930	610,064
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	1,634,745	2,157,800	6,460,423
Repayment of convertible notes	—	(226,250)	(226,250)
Proceeds from exercise of warrants	532,325	—	10,787,274
Net cash provided by financing activities	2,161,754	2,948,171	19,411,105
Net (decrease) increase in cash	11,686	(196,568)	59,346
Cash, beginning of period	47,660	244,228	—
Cash, end of period	$59,346	$47,660	$59,346
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$1,355	$1,239	$136,399
Income taxes	$—	$800	$3,482
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	—	3,202,931
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	—	—	515,000
Issuance of common stock in settlement of payable	—	—	113,981
Cancellation of stock	—	—	8,047
Conversion of accounts payable and accrued expenses to common stock	—	—	612,521
Conversion of related party debt to convertible debentures	—	—	45,000
Conversion of convertible debentures to common stock	1,958,245	526,480	4,931,679
Issuance of shares for settlement of loans and other payable to Morale/Matthews	2,783,711	—	2,783,711
Write off of deferred compensation	—	—	142,187
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	1,323,077	1,253,548	5,406,415

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1.     Description of business

 Description of business

Save the World Air, Inc. (“STWA”) designs, licenses and develops products to increase engine performance, reduce harmful emissions and increase fuel efficiency.  The Company is a green technology company that leverages a suite of patented, patent-pending and licensed intellectual properties related to the treatment of fuels. Technologies patented by or licensed to us utilize either magnetic or uniform electrical fields to alter physical characteristics of fuels and are designed to create cleaner combustion. Cleaner combustion has been shown to improve performance, enhance fuel economy and/or reduce harmful emissions in laboratory testing.

The Company was incorporated on February 18, 1998, as a Nevada corporation, under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999, following the acquisition of marketing and manufacturing rights of the ZEFS technologies. The mailing address is 235 Tennant Avenue, Morgan Hill, California 95037. The telephone number is (323) 932-7040. The corporate website is www.stwa.com.  The common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board

The Company has three product lines; MAG ChargR™ and ECO ChargR™, ELEKTRA™ and AOT (Applied Oil Technology).  MAG ChargR is past the development stage and the Company believes that an initial small run of several thousand units will be manufactured and sold by the end of second quarter 2009.  ELEKTRA is nearing the end of the product development cycle which will culminate in an upcoming SAE (Society of Automotive Engineers) test to prove and certify the level of fuel savings.  AOT is in the research and development phase.

The MAG ChargR™ and ECO ChargR™ are products which use fixed magnetic fields to alter some physical properties of fuel by incorporating our patented and patent-pending ZEFS and MK IV technologies.  The Company differentiates MAG ChargR and ECO ChargR products based on their differing attributes and marketing focus. ECO ChargR products are primarily designed to reduce harmful emissions and MAG ChargR products are primarily designed to enhance performance and fuel economy. The ECO ChargR product is intended to reduce exhaust emissions in vehicle and small utility motors and will be marketed primarily to original equipment manufacturers (“OEMs”) as well as to pilot and government-mandated emissions programs.  The MAG ChargR product is intended to increase power and improve mileage and is being marketed to municipal fleets and to the specialty consumer accessories market for many types of vehicles, including but not limited to cars, trucks, motorcycles, scooters, all terrain vehicles (“ATVs”), snowmobiles, personal watercraft and small utility motors.

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

 Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $6,052,724 and a negative cash flow from operations of $2,167,200 for the year ended December 31, 2008, and had a working capital deficiency of $2,677,084 and a stockholders’ deficiency of $2,533,865 at December 31, 2008.  In addition, the Company is in default of its obligations under its License Agreements with Temple University (see Note 7).  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounts Receivable Allowance Policy

The Company reports accounts receivable in relation to sales of product.  The Company performs an analysis of the receivable balances in order to determine if an allowance for doubtful accounts is necessary.  As of December 31, 2008, no allowance is necessary.

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

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying values of long-lived assets to determine whether or not an impairment to such value has occurred. No impairments were recorded for the year ended December 31, 2008.  The Company recorded an impairment of approximately $505,000 during the period from inception (February 18, 1998) through December 31, 2008.

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the years ended December 31, 2008 and 2007, the dilutive impact of outstanding stock options of 4,601,225 and 4,188,445, respectively, and outstanding warrants of 10,400,003, and 17,919,028 have been excluded because their impact on the loss per share is anti-dilutive.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements for the years ended December, 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the years ended December 31, 2008 and 2007 were $645,745 and $67,592, respectively.

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

Reclassifications

Certain reclassifications have been made to 2007 balance sheet amounts to conform to the 2008 presentation.

Business and credit concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of December 31, 2008 and 2007, before adjustments for outstanding checks and deposits in transit, the Company had $84,539 and $65,449, respectively, on deposit with three banks. The deposits are federally insured up to $250,000 on each bank.

Warranties

The Company has a warranty policy for its products. No warrant liability has been recorded as of December 31, 2008 based on the limited sales and such amount is deemed immaterial.

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

Fair value of financial instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No.157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company's consolidated financial position or results of operations.

Recent accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This Statement requires enhanced disclosures about an entity's derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,  "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued FASB Statement No. 141 (R), "Business Combinations" (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51".  SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated.  SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements are applied retrospectively for all periods presented.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.     Certain relationships and related transactions

Loans from related parties

In May of 2007, a former officer and incumbent director of the Company loaned $31,404 to pay a company obligation and in August 2007, the same party loaned $50,000 to the Company so that it could pay certain operating expenses. These amounts are unsecured, bear interest at 6% per annum and are due on demand.  At December 31, 2008 and 2007, the balance of these loans including interest was $78,280 and $83,596,.

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

On April 30, 2008 the Company and SGGC settled their pending litigation relating to the Company’s prior offices.  The Company agreed to pay SGGC $51,000 in full settlement of SGGC’s claims.  On May 28, 2008 the initial payment of $34,000 was made and on July 9, 2008 the final payment of $17,000 was made and the complaint was dismissed, with prejudice.   The Company recorded $52,069 as other income and as a reduction of accounts payable that is included in the settlement of litigation and debt in the accompanying Statement of Operations for the year ending December 31, 2008.

Accounts Payable to related parties

As of December 31, 2008, the Company had accounts payable to related parties in the amount of $93,003, which was composed of $59,705 in unpaid Directors Fees, $33,298 in unreimbursed expenses incurred by Officers and Directors.

Marketing and promotional services agreement with related party

In July 2006, the Company entered into an agreement with SS Sales and Marketing Group (“SS Sales”), to provide exclusive marketing and promotional services in the western United States and western Canada  (the “Territory”) for the Company’s products. SS Sales will also provide advice, assistance and information on marketing the Company’s products in the automotive after-market, and will seek to recruit and establish a market with distributors, wholesalers and others. SS Sales will be paid a commission equal to 5% of the gross amount actually collected on contracts the Company entered into during the term of the agreement for existing or future customers introduced by SS Sales in the Territory. The agreement has a term of five years unless sooner terminated by either party on 30 days’ notice. In the event of termination, SS Sales will be entitled to receive all commissions payable through the date of termination.  SS Sales is owned by Nathan Shelton, who has served as one of the directors of the Company since February 12, 2007.  There were no payments made to SS Sales for the years ending December 31, 2008 and 2007.

4.   Property and Equipment

At December 31, 2008 and 2007, property and equipment consists of the following:

	December 31,
	2008	2007

Office equipment	$31,966	$53,043
Delivery equipment	—	34,672
Furniture and fixtures	13,898	18,957
Machinery and equipment	49,986	54,161
Dies and molds	—	3,000
Testing equipment	147,312	147,312
Leasehold improvements	—	245,512
Subtotal	243,162	556,657
Less accumulated depreciation	(111,193)	(355,599)
Total current assets	$131,969	$201,058

Depreciation expense for the years ended December 31, 2008 and 2007, was $37,530 and $167,380, respectively.  Depreciation expense for the period from inception February 18, 1998 through December 31, 2008 was $393,129.

5.      Loans and other payable due to Morale/Matthews

Loans and other payable to Morale/Matthews consist of the following:

	Maturity dates	December 31, 2008	December 31, 2007

Note payable Morale Orchards, LLC, 2006 Note	December 5, 2006	$—	$671,992

Note payable Morale Orchards, LLC, 2007 Note	January 10, 2007	—	601,250
Discount on Morale Orchards, LLC 2007 Note	—	—	(17,886)

Loan payable to Morale Orchards, LLC	Due on demand	—	20,334
Fees due to Matthews & Partners	—	—	472,762

Total		$—	$1,748,452

Leodis Matthews, through his law firm, Matthews & Partners, (“Matthews”) serves as outside legal counsel to the Company.  Morale Orchards, LLC (“Morale”) is owned by Jacqueline Alexander, the wife of Leodis Matthews.  Mr. Matthews has no economic, voting, management or other interest, either directly or indirectly, in Morale and disclaims any beneficial ownership in the common stock and warrants of the Company held by Morale.

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

The fair value of the shares of common stock issued was determined to be $0.38 per share, based on the closing price of the Company’s common stock on January 31, 2008, for a total settlement of $2,820,320.  As a result of the issuance of shares of common stock, the Company incurred additional non-cash costs of $927,903 that have been reflected as costs to settle outstanding debt in the accompanying December 31, 2008 statement of operations.

6.           Convertible notes and warrants

Convertible debentures consist of the following:
	Maturity dates	December 31, 2008	December 31, 2007

2007 Spring Offering	—	$—	$341,000

2007 Summer Offering	—	—	93,500

2007 Fall Offering	—	—	622,600

2007 Winter Offering	February 29, 2009	66,000	—

2008 Summer Offering	August 31, 2009	341,000	—

2008 Fall Offering	October 31, 2009	152,020	—

2008 Winter Offering	December 5, 2009	337,700	—

Sub-total		896,,720	1,057,100
Less, remaining debt discount		(593,595)	(334,920)
Total		303,125	722,180

Less: Convertible debentures, net, related parties		(12,466)	(227,136)
Convertible debentures, net, others		$290,659	$495,044

2007 Spring Offering

From June 13, 2007 through June 26, 2007, the Company conducted a private offering (the “2007 Spring Offering”) of up to $550,000 aggregate face amount of its convertible notes (the “2007 Spring Notes”) with a small number of accredited investors. Of this amount, $451,000 aggregate face amount of the 2007 Spring Notes were sold for an aggregate purchase price of $410,000 net proceeds. Therefore, while the stated interest rate on the 2007 Spring Notes is 0%, the implied interest rate on the 2007 Spring Notes is 10%. The 2007 Spring Notes mature on the first anniversary of their date of issuance. The 2007 Spring Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the 2007 Spring Offering (the “Conversion Prices”). On the first closing, 1,002,941 Conversion Shares are issuable at Conversion Price of $0.34 per share. On the second closing, 207,548 conversion shares are issuable at a conversion price of $0.53 per share. The per share price of the Company’s common stock on the Pink Sheets during this period ranged from a low bid price (intraday) of $0.35 to a high bid price (intraday) of $0.59.

As of December 31, 2008, investors have converted all $451,000 of the Convertible Notes into 1,210,489 shares of the Company’s common stock (of which $344,546 of notes and accrued interest were converted into 951,641 shares of common stock during the year ended December 31, 2008).  There was no outstanding balance at December 31, 2008 under these notes.

Each of the investors in the 2007 Spring Offering also received a warrant (the “2007 Spring Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the 2007 Spring Notes are convertible (the “Warrant Shares”). Each Spring 2007 Warrant is exercisable on a cash basis only at an initial price of $0.50 per share, and is exercisable immediately upon issuance and for a period of two years from the date of issuance. A total of 605,242 Warrant Shares were issued.

The aggregate value of the 2007 Spring Offering Warrants issued in connection with the June 13, 2007 closing were valued at $59, 296 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 5.11%; dividend yield of 0%; volatility factors of the expected market price of common stock of 113.56%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $119,472.  The value of the Spring 2007 Offering Warrants of $59,296, the conversion option of $119,472, and the transaction fees of $31,000 are considered as debt discount and are being amortized over the life of the Note.

The aggregate value of the 2007 Spring Offering Warrants issued in connection with the June 26, 2007 closing were valued at $19,580 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 5.11%; dividend yield of 0%; volatility factors of the expected market price of common stock of 117.65%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $21,655.  The value of the 2007 Spring Offering Warrants of $19,580, the conversion option of $21,655 and the transaction fees of $112,500 are considered as debt discount and are being amortized over the life of the Note.

2007 Summer Offering

From August 8, 2007 through September 27, 2007, the Company conducted a private offering (the "2007 Summer Offering") of up to $330,000 aggregate face amount of its convertible notes (the "2007 Summer Notes") with a small number of accredited investors. Of this amount, $309,980 aggregate face amount of the 2007 Summer Notes were sold for an aggregate purchase price of $281,800 net proceeds. While the stated interest rate on the 2007 Summer Notes is 0%, the implied interest rate on the 2007 Summer Notes is 10%. The 2007 Summer Notes mature on the first anniversary of their date of issuance. The 2007 Summer Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the "Conversion Shares") at a conversion price equal to the average of the closing bid price of the Company's common stock for the five trading days preceding the closing date of the 2007 Summer Offering (the "Conversion Prices"). Up to 837,784 Conversion Shares are issuable at a Conversion Price of $0.37 per share.

As of December 31, 2008, all investors have converted $309,980 Convertible Notes into 837,784 shares of the Company’s common stock  (of which $93,500 of notes and accrued interest were converted into 252,702 shares of common stock during the year ended December 31, 2008).  There was no outstanding balance at December 31, 2008 under these notes.

Each of the investors in the Summer 2007 Offering also received a warrant (the "2007 Summer Warrants"), entitling the holder to purchase a number of shares of the Company's common stock equal to 50% of the number of shares of common stock into which the 2007 Summer Notes are convertible (the "Warrant Shares"). Each 2007 Summer Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance. A total of 418,892 Warrant Shares were issued.

The aggregate value of the 2007 Summer Offering Warrants issued in connection with the September 28, 2007 closing were valued at $60,678 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.87%; dividend yield of 0%; volatility factors of the expected market price of common stock of 124.83%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $69,055.  The value of the 2007 Summer Offering Warrants of $60,678, the conversion option of $69,055 and the transaction fees of $28,180 are considered as debt discount and are being amortized over the life of the Note.

2007 Fall Offering

From November 14, 2007 through December 17, 2007, the Company conducted a private offering (the "2007 Fall Offering") of up to $1,100,000 aggregate face amount of its convertible notes (the "2007 Fall Notes") with a small number of accredited investors. Of this amount, $622,600 aggregate face amount of the 2007 Fall Notes were sold for an aggregate purchase price of $566,000 net proceeds. While the stated interest rate on the 2007 Fall Notes is 0%, the implied interest rate on the 2007 Fall Notes is 10%. The 2007 Fall Notes mature on the first anniversary of their date of issuance. The 2007 Fall Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the "Conversion Shares") at a conversion price equal to the average of the closing bid price of the Company's common stock for the five trading days preceding the closing date of the 2007 Fall Offering (the "Conversion Prices"). Up to 1,596,410 Conversion Shares are issuable at a Conversion Price of $0.39 per share.

During the year ended December 31, 2008, 1,596,410 shares of the Company’s common stock were issued to noteholders in the 2007 Fall Offering who converted Convertible Notes in the amount of $622,600. There was no outstanding balance at December 31, 2008 under these notes.

Each of the investors in the 2007 Fall Offering also received a warrant (the "2007 Fall Warrants"), entitling the holder to purchase a number of shares of the Company's common stock equal to 50% of the number of shares of common stock into which the (2007 Fall Notes) are convertible (the "Warrant Shares"). Each 2007 Fall Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance. Up to 796,205 Warrant Shares are initially issuable on exercise of the 2007 Fall Warrants.

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

Each of the investors in the 2008 Winter Offering received, for no additional consideration, a warrant (the “ 2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Winter Notes) are convertible (the “2008 Warrant Shares”)  Each  2008 Winter Warrant is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 521,400 2008 Warrant Shares are initially issuable on exercise of the 2008 Winter Warrants.  As of December 31, 2008, investors have converted $455,400 of the Convertible Notes into 910,800 shares of the Company’s common stock.  The outstanding balance at December 31, 2008 is $66,000.

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

The investor in the 2008 Spring Offering received, for no additional consideration, a warrant (the “ 2008 Spring Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Spring Notes) are convertible (the “2008 Spring Warrant Shares”).  The 2008 Spring Warrant Shares is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  The 66,000 2008 Spring Warrant Shares are initially issuable upon exercise of the 2008 Spring Warrants.  As of December 31, 2008, investors have converted $66,000 of the Convertible Notes into 132,000 shares of the Company’s common stock.  There was no outstanding balance at December 31, 2008.

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

Each of the investors in the 2008 Summer Offering received, for no additional consideration, a warrant (the “ 2008 Summer Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Summer Notes) are convertible (the “2008 Summer Warrant Shares”). Each 2008 Summer Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 711,764, 2008 Summer Warrant Shares are initially issuable upon exercise of the 2008 Summer Warrants.  As of December 31, 2008, investors have converted $143,000 of the Convertible Notes into 420,589 shares of the Company’s common stock.  The outstanding balance at December 31, 2008 was $341,000.

2008 Fall Offering

From September 8, 2008 to October 31, 2008, the Company conducted an offering (the “2008 Fall Offering”) of up to $500,000 aggregate face amount of its Convertible Notes.  A total of $198,220 aggregate face amount of the 2008 Fall Notes were sold for an aggregate purchase price of $180,220 net proceeds.  Therefore, while the stated interest on the 2008 Fall Notes is 0%, the implied interest rate on the 2008 Fall Notes is 10%.  The 2008 fall notes will mature on the first anniversary of the date of issuance.  The 2008 Fall Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Fall Offering (the “Conversion Price”).  Up to 1,321,466 Conversion Shares are issuable at a Conversion Price of $0.15 per share.

Each of the investors in the 2008 Fall Offering received, for no additional consideration, a warrant (the “ 2008 Fall Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Fall Notes) are convertible (the “2008 Fall Warrant Shares”). Each 2008 Fall Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 660,734 2008 Fall Warrant Shares are initially issuable upon exercise of the 2008 Fall Warrants.  As of December 31, 2008, investors have converted $46,200 of the Convertible Notes into 308,000 shares of the Company’s common stock.  The outstanding balance at December 31, 2008 was $152,020.

2008 Winter Offering

From November 24, 2008 to December 5, 2008, the Company conducted an offering (the “2008 Winter Offering”) of up to $500,000 aggregate face amount of its Convertible Notes.  A total of $524,700 aggregate face amount of the 2008 Winter Notes were sold for an aggregate purchase price of $477,000 net proceeds.  Therefore, while the stated interest on the 2008 Winter Notes is 0%, the implied interest rate on the 2008 Winter Notes is 10%.  The 2008 Winter Notes will mature on the first anniversary of the date of issuance.  The 2008 Winter Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Winter Offering (the “Conversion Price”).  Up to 3,086,470 Conversion Shares are issuable at a Conversion Price of $0.17 per share.

Each of the investors in the 2008 Winter Offering received, for no additional consideration, a warrant (the “ 2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Winter Notes) are convertible (the “2008 Winter Warrant Shares”). Each 2008 Winter Warrant is exercisable on a cash basis only at a price of $0.30 per share, and is exercisable for a period of two years from the date of issuance.  Up to 1,543,235 2008 Winter Warrant Shares are initially issuable upon exercise of the 2008 Winter Warrants.  As of December 31, 2008, investors have converted $187,000 of the Convertible Notes into 1,099,999  shares of the Company’s common stock.  The outstanding balance at December 31, 2008 was $337,700.

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

■
Promptly, but no later than November 30, 2007 (instead of on or before July 2, 2007), the Company shall file the Registration Statement with the SEC to register the Conversion Shares and the Warrant Shares.

■	Effective August 1, 2007, the interest rate on the PIPE Notes shall be increased from 10% per annum to 18% per annum until such time as the Registration Statement is declared effective by the SEC.
■	The price at which the PIPE Notes may be converted into Conversion Shares (the "Conversion Price") shall be reduced from $0.70 to $0.45 per share.
■
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

■
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

On November 30, 2007, the Company and the Investors entered into the Second Modification Agreement and pursuant to this agreement have agreed as follows:

■	The Investors have agreed to forgive all accrued interest on their PIPE Notes, from the date of issuance thereof through December 14, 2007.
■
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

■
Concurrently with the cash payment and the issuance of the Conversion Shares as noted in paragraph 2 above, the Investors agreed to deliver to the Company the original of the PIPE Notes, which will be marked and deemed cancelled and of no further force or effect.

■
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

■
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

7.           Research and Development

The Company has research and development facilities in Morgan Hill, California. The Company has tested products incorporating our ZEFS, MK IV and ELEKTRA technologies for multiple makes and models diesel engines, motorbikes, boats, generators, lawnmowers and other small engines.  The Company has purchased test vehicles, test engines and testing equipment. The Company incurred $652,363 and $600,816 for the years ended December 31, 2008 and 2007, respectively, on its research and development activities.

Temple University License Agreements

The Company has entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.

The Company has entered into three License Agreements with Temple University covering Temple University’s current patent applications concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution, and concerning electric field effects on crude oil and edible oil viscosity. Initially, the License Agreements are exclusive and the territory licensed to the Company is worldwide. Pursuant to the License Agreements, the Company will pay to Temple University (i) license fees in the aggregate amount of $300,000.  A payment of $50,000 was due on November 1, 2006; a payment of $100,000 was due on March 2, 2007; a payment of $75, 000 was due on February 2, 2008 and the final payment is due on February 2, 2009.  Annual maintenance fees of $25,000 for the first license were due on November 1, 2007 and November 1, 2008.  Annual maintenance payments of $125,000 for two of the licenses were due January 1, 2008. In addition, each License Agreement separately provides that the Company will pay royalties to Temple University on net sales of products incorporating the technology licensed under that License Agreement in an amount equal to 7% of the first $20 million of net sales, 6% of the next $20 million of net sales and 5% of net sales in excess of $40 million. Sales under the three License Agreements are not aggregated for purposes of calculating the royalties payable to Temple University. In addition, the Company has agreed to bear all costs of obtaining and maintaining patents in any jurisdiction where the Company directs Temple University to pursue a patent for either of the licensed technologies. Should the Company not wish to pursue a patent in a particular jurisdiction, that jurisdiction would not be included in the territory licensed to the Company.

At December 31, 2008, the Company is in default in the amount of $300,000 in connection with its payment obligations under the License Agreements and maintenance payments.  On November 10, 2008, the Company received written notice from Temple University of a material breach relating to required payments under the License Agreements.  The notice provides the Company with 60 days’ notice to cure the material breach.  The Company’s failure to cure could result in a termination of the License Agreements. If the termination occurs, the Company estimates this would have a material adverse impact on the Company’s financial condition and operations.  Under the License Agreements the Company is subject to a penalty of 1% per month of the amounts due and unpaid under the License Agreements.  As of December 31. 2008, the Company estimates the penalty to be $40,250, and has accrued this in the accompanying financial statements.

The Company has also entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.  Pursuant to the R&D Agreement, the Company will make payments to Temple University in the aggregate amount of $500,000.

At December 31, 2008, the Company is in default in the amount of $376,250 under the R&D Agreement.  On November 10, 2008, the Company received written notice of default from Temple University. The notice provides the Company with 60 days to cure the material breach.  The Company’s failure to cure the breach could result in the termination of the R&D Agreement.  If the termination occurs, the Company estimates this would have a material adverse impact on the Company’s financial condition and operations.

At November 30, 2008, the Company owed to Temple University a total of $716,500 for the License Agreements, Maintenance Fees, R & D Agreement and penalties.  On January 9, 2009, the Company entered into a Letter Agreement with Temple University wherein Temple University granted to the Company an extension of time to cure the above-referenced breaches until March 31, 2009.  The Letter Agreement provides for payments of $100,000 on each of January 31, 2009, February 28, 2009 and March 31, 2009. The Company made the January 31, 2009 payment but did not make the payment due on February 28, 2009. On March 26, 2009, the Company received a written extension for both the February 28, 2009 payment and the March 31, 2009 payment until April 30, 2009. All additional amounts past due as of November 10, 2008 were to be re-negotiated on or before March 31, 2009, however, this has now been extended to April 30, 2009.  A penalty equal to 1% of the amount due and unpaid on the first day of each calendar month will be added to the outstanding amount due Temple University.

The Company has provided for all past due amounts in the financial statements at December 31, 2008.which is included in accounts payable-Temple University. During the twelve months ended December 31, 2008 and December 31, 2007, the Company recorded $480,250, and 186,250, respectively fees due to Temple University.  Fees due Temple University as of December 31, 2008 and 2007 were $716,500 and $161,250, respectively.

Other

The Company is also working with Temple and several domestic and international corporations to develop the AOT (Applied Oil Technology) product line for oil refineries and pipelines.  The AOT product line uses the same dynamically-controlled strong electrical field concepts to reduce viscosity as ELEKTRA but is designed for pipeline applications that use thicker, more viscous fuels than the ELEKTRA market.  The AOT product is intended to improve the speed of highly viscous fluids such as crude oil traveling through pipelines.

8.     Common Stock Transactions

Issuances of Common Stock - 2008

During the year ended December 31, 2008, the Company issued an aggregate of 2,398,850 of shares of its common stock for an aggregate value of $518,629.  The shares were valued based upon the trading price of the common stock at the date of the agreement.  The agreements entered into during the year included the following

●
On November 17, 2008, the Company entered into a Consultant Agreement with Core Consulting Group to advise the Company regarding Public and Investor Relations concerning various Company business and public disclosures.  Core shall be paid $2,500 a month for six (6) months and 1,000,000 non-refundable restricted shares of common stock.  The Company valued the shares at $170,000 based upon the trading price of the common stock at the date of the agreement.

●
On November 17, 2008, the Company entered into a Service Agreement with IRTH Communications, IRTH will perform certain IR/PR services, internet development, communications, and business consulting services to private and publicly held companies. Compensation for services will be $7,500 for the following 12 months.  IRTH will receive 625,000 non-refundable restricted shares of common stock. The Company valued the shares at $106,250 based upon the trading price of the common stock at the date of the agreement.

●
During 2008, the Company issued 238,850 shares of its common stock for services valued in the aggregate at $81,879. The Company valued the shares at prices ranging from $0.16 to $0.49 per share based upon the trading price of the common stock at the date of the agreements.

●	During 2008, the Company issued 535,000 shares of its common stock to settle $160,500 of outstanding accounts payable.

During the year ended December 31, 2008, the Company issued 5,575,082 shares of common stock in exchange for conversion of  $1,958,245 of Convertible Notes.

During the year ended December 31, 2008, the Company issued 7,421,896 shares of its common stock valued at $2,783,711 stock in settlement of certain loans and other amounts due Morale/ Matthews (See Note 5).

During the year ended December 31, 2008, the Company issued 1,064,650 shares of common stock in exchange upon the exercise of outstanding warrants and options, resulting in net proceeds to the Company of  $532,325.

Issuance of common stock – 2007

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

9.     Stock options and warrants

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At December 31, 2008, 2,648,775 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company of which 250,000 are still outstanding.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at December 31, 2008 was 8.18 years. Stock option activity for the years ended December 31, 2008 and 2007, which includes 3,250,000 options granted outside and prior to the adoption of the Plan, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price

Options, January 1, 2004	13,250,000	$0.11
Options granted	1,172,652	1.03
Options exercised	—	—
Options cancelled	—	—
Options, December 31, 2004	14,422,652	0.18
Options granted	2,085,909	0.92
Options exercised	—	—
Options cancelled	(10,000,000)	0.10
Options, December 31, 2005	6,508,561	0.53
Options granted	1,313,605	1.21
Options exercised	(2,860,000)	0.10
Options forfeited	(962,607)	0.84
Options cancelled	—	—
Options, December 31, 2006	3,999,559	0.99
Options granted	238,679	0.55
Options exercised	—	—
Options forfeited	(49,793)	1.96
Options cancelled	—	—
Options, December 31, 2007	4,188,445	$0.95
Options granted	2,700,000	0.28
Options exercised	—	—
Options forfeited	(2,287,220)	1.00
Options cancelled	—	—
Options, December 31, 2008	4,601,225	$0.53

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of December 31, 2008 were as follows:

	Outstanding Options			Exercisable Options
					Weighted
Option		Life			Average Exercise
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Price
$ 0.21 - $ 0.99	4,213,679	8.4	$0.45	3,963,679	$0.46
$ 1.00 - $ 1.99	327,546	5.8	$1.41	327,546	$1.41
$ 2.00 - $ 2.26	60,000	2.6	$2.26	60,000	$2.26
	4,601,225		$0.53	4,351,225	$0.54

           As of December 31, 2008 the market price of the Company’s stock was $0.40 per share. Future compensation expense on the options which were not exercisable at December 31, 2008 is $51,914.

Black-Scholes value of options

During the years ended December 31, 2008 and 2007, the Company valued options for pro-forma purposes at the grant date using the Black-Scholes pricing model with the following average assumptions:

	2008	2007

Expected life (years	5.05	5.06
Risk free interest rate	4.37%	4.42%
Volatility	124.05%	116.82%
Expected dividend yield	0.00%	0.00%

The weighted average fair value for options granted in 2008 and 2007 were $0.24 and $0.89, respectively.

During the year ended December 31, 2008, the Company granted 2,700,000 options exercisable at amounts ranging from $0.21 to $0.40, vested immediately or over one year with a one to ten year life. The options were valued at an aggregate amount of $$648,570 (or $0.24 per share on average) using the Black Scholes pricing model using a 5.0 to 5.5 year expected term, 123% to 131% volatility, no annual dividends, and a discount rate of 4.34% to 4.64%.  During the year ended December 31, 2008, the Company recognized compensation expense of $645,745 relating to the vesting of these options.  As of December 31, 2008, there was unamortized compensation of $51,914 that will be amortized as compensation cost in 2009.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in Note 8).
	Warrants	Weighted Avg. Exercise Price

Warrants outstanding, January 1, 2004	14,252,414	0.48
Warrants granted	2,372,500	1.27
Warrants exercised	(960,500)	0.20
Warrants cancelled	—	—
Warrants outstanding, December31, 2004	15,664,414	0.62
Warrants granted	5,198,574	1.16
Warrants exercised	(50,500)	0.99
Warrants cancelled	(20,000)	1.50
Warrants outstanding, December31, 2005	20,792,488	0.75
Warrants granted	3,624,894	1.28
Warrants exercised	(2,328,452)	0.68
Warrants cancelled	(1,191,619)	1.46
Warrants outstanding, December 31, 2006	20,897,311	$0.81
Warrants granted	3,602,701	0.64
Warrants exercised	—	—
Warrants cancelled	(6,580,984)	1.06
Warrants outstanding, December 31, 2007	17,919,028	$0.67
Warrants granted	3,931,708	0.42
Warrants exercised	(1,064,650)	0.50
Warrants cancelled	(10,386,083)	0.56
Warrants outstanding, December 31, 2008	10,400,003	$0.70

At December 31, 2008 the price of the Company’s common stock was $0.40 per share which is less than the exercise price of all of the warrants, and therefore there was no intrinsic value.

	Outstanding Warrants			Exercisable Warrants
					Weighted
Warrant		Life			Average Exercise
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Price
$ 0.30 - $ 0.99	7,776,559	2.0	$0.47	7,776,559	$0.47
$ 1.00 - $ 1.99	2,057,966	2.8	$1.00	2,057,966	$1.00
$ 2.00 - $ 2.70	565,478	0.7	$2.67	565,478	$2.67
	10,400,003		$0.70	10,400,003	$0.70

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

On February 8, 2007, Federal Magistrate Judge Maas issued a post-judgment order, at the Company’s request, which further concluded that all of the shares of the Company’s stock held by Mr. Muller or any of his nominees directly or indirectly owned or controlled were to be recaptured by the Company and were subject to disgorgement and forfeiture.  The ruling provided that all shares, options and any other obligations allegedly owed by the Company to Mr. Muller were to be disgorged in our favor and confirmed the earlier judgment holding Mr. Muller liable for $7.5 million in actual damages, imposing a $100,000 fine and barring Mr. Muller from any involvement with a publicly traded company for 20 years.  With prejudgment interest, this ruling brings the actual damages against Muller to over $11 million.  Additionally, the Court clarified that the order required the disgorgement of any shares of the Company’s stock that Mr. Muller or any of his nominees directly or indirectly owned or controlled.  In furtherance of this order, the Company has taken action to cancel over 3.6 million shares which had been issued to offshore companies.  The Order also confirmed the appropriateness of actions previously taken by the Company to acquire the patent rights and to consolidate the manufacturing, marketing and distribution rights with its ownership of all rights to the existing patents. On February 11, 2009, Judge Maas confirmed that his previous decision was modified and Save the World Air’s Motion for Summary Judgment was granted in favor of Save the World Air as set forth in his order of February 8, 2007.  A proposed Final Judgment in favor of Save the World air is pending before the United States District Court, Southern District of New York

Patent Infringement Claims by Jeffrey A. Muller

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

This lawsuit brought by Mr. Muller arose out of the same claims that were the subject of litigation in the Federal District Court for the Southern District of New York, in which the Court entered judgment against Mr. Muller.  Those claims are pending further proceedings.  While the Company believes that the Company has valid claims and defenses, there can be no assurance that an adverse result or outcome on the pending motions or a trial of this case would not have a material adverse effect on the Company’s financial position or cash flow. Muller’s claims for patent infringement against Save The World Air were dismissed and the case was closed on October 15, 2008, by order of George B. Daniels, United States District Judge, Southern District of New York.

Litigation Involving Scottish Glen Golf Company

We were involved in litigation with Scottish Glen Golf Company, Inc. (SGGC) doing business as KZ Golf, Inc., the Company’s previous landlord on claims in the aggregate amount of $104,413.   The Company did not dispute the fact that certain amounts of unpaid past rent are due but did dispute that it owes the aggregate of $104,413 demanded by SGGC; more than half of which are purported “late fees” which was assessed at the rate of $100 per day.  It was the Company’s position that the late fees are void and unenforceable and that the Company is entitled to a set-off for office space that reverted back to SGGC.

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

Employment agreements

John Bautista

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

Eugene E. Eichler

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

As an interim matter, on July 18, 2007, the Board of Directors appointed incumbent director and former President and Chief Executive Officer of the Company Eugene E. Eichler as Interim President and Chief Executive Officer of the Company.  Mr. Eichler served without cash compensation and resigned on July 25, 2007 at which time Charles Blum assumed the positions of President and Chief Executive Officer. On October 18, 2007, the Board appointed Mr. Eichler as Interim Chief Financial Officer to serve in this capacity at no salary until a replacement is appointed and extended the expiration date of Mr. Eichler’s options to November 20, 2009.  These options would have expired on November 20, 2007.  On April 1, 2008, Mr. Eichler entered into a month to month arrangement at a salary of $10,000 per month.

Bruce H. McKinnon

On June 15, 2007, the Company and Bruce H. McKinnon agreed and entered into an agreement that Mr. McKinnon would resign as Chief Executive Officer of the Company effective on the first to occur of (i) the appointment of a new Chief Executive Officer by the Board of Directors and (ii) July 31, 2007.  It was intended that Mr. McKinnon would continue to serve as President of the Company and would continue to receive the compensation provided for in accordance with the provisions of the employment agreement dated as of October 5, 2005 between the Company and Mr. McKinnon, through December 31, 2007, the end of the term of that agreement. Additionally, Mr. McKinnon will continue to serve as a director of the Company, until Mr. McKinnon has resigned, been removed by the stockholders or not been re-elected to the Board. The Company and Mr. McKinnon have waived any claims the Company and Mr. McKinnon may have against each other and have agreed to mutual indemnification.

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

Charles R. Blum

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

Total rent expense under this leases for the year ended December 31, 2008 and 2007, is $85,980 and $59,640, respectively.  The following is a schedule by years of future minimum rental payments required under the non-cancellable operating leases as of December 31, 2008.

Years Ending December 31,

2009	$43,840
Total	$43,840

11.           Income taxes

Income tax provision consists of the following:

	For the years ended December 31,
	2008	2007
Current:
Federal	$—	$—
State	800	800
Total current	800	800

Deferred:
Federal	—	—
State	—	—
Total deferred	—	—

Total income tax provision	$800	$800

As of December 31, 2008, the Company has recorded a $13,876,336 valuation allowance against a portion of its deferred tax assets, since at that time it was believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.

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

The total income tax provision (benefit) was 0% of pretax income (loss) for the years ended December 31, 2008 and 2007, respectively. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2008	2007

Computed tax provision (benefit) at federal statutory rate (34%)	$(2,062,414)	$(2,129,061)
State income taxes, net of federal benefit	(257,605)	(268,524)
Permanent items	558,142	561,162
Credits	—	—
Valuation allowance	1,762,677	1,837,223
Income tax provision	$800	$800

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31, 2008		December 31, 2007
	Deferred tax	Deferred tax	Deferred tax	Deferred tax
	assets	liabilities	assets	liabilities
Current:
Accrued liabilities	$419,138	$ ---	$538,747	$—
Other	272	---	272	—
	419,41		539,019	—
Noncurrent:
Net operating loss carry forwards	12,326,918	---	10,122,130	—
Unexercised stock options and warrants	815,781	---	1,133,210	—
Credit carryovers	256,757	---	256,757	—
Depreciation	57,470	---	62,543	—
Valuation allowance	(13,876,336)	---	(12,113,659)	—
Total deferred taxes net of valuation allowance	$—	$—	$—	$—

As of December 31, 2008, the Company had net operating losses available for carry forward for federal tax purposes of approximately $31.2 million expiring beginning in 2018. These carryforward benefits may be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109, “Accounting for Income Taxes (“FIN 48”).” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2008, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008, The Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of December 31, 2008. Also as of the date of adoption, and as of December 31, 2008, the Company does not have a liability for unrecognized tax benefits.

12.  Subsequent events

On January 9, 2009, the Company entered into an Agreement with (Endeavor Group, LLC). The Company has retained Endeavor Group, LLC as its non-exclusive financial advisor and investment banking advisor to provide general financial advisory and investment banking service to the Company. The Company shall pay $10,000 upon execution of the agreement and additional fees relating to capital investments to be received by the Company.  The Company shall issue to Endeavor stock certificates representing an aggregate of 500,000 shares of common stock of which 250,000 shares shall be issued upon execution of this Agreement, with remaining 250,000 shares, issued as compensation for investment funds, advisors etc. when certain goals are met.

On January 28, 2009, the Company entered into an Agreement with a consultant to provide services prepare a five year business plan including detailed income, balance and cash flow statements; capital requirements; use of proceeds; competition analysis and an AOT market analysis.  Consultant is to be paid $7,000 for the first month and $5,000 for the second and third months for a total of $17,500.  Consultant will receive 30,000 restricted shares of common stock upon execution of the Agreement.

From January 13, 2009, through January 26, 2009, Save the World Air, Inc. (the “Company”) conducted and concluded a private offering (the “Winter 2009 Offering”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009 Notes”) with 8 accredited investors. A total of $250,000 aggregate face amount of the Winter 2009 Notes were sold for an aggregate purchase price of $250,000.  The Winter 2009 Notes bear interest at 10% per annum, payable at maturity. The Winter 2009 Notes mature three months from their date of issuance. The Winter 2009 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 Offering (the “Conversion Price”). Up to 694,444 Conversion Shares are initially issuable at a Conversion Price of $0.36 per share.

Each of the investors in the Winter 2009 Offering received, for no additional consideration, a warrant (the “Winter 2009 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Winter 2009 Notes are convertible (the “Warrant Shares”).  Each Winter 2009 Warrant is exercisable on a cash basis only at an initial price of $0.50 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 347,722 Warrant Shares are initially issuable on exercise of the Winter 2009 Warrants.

The Company received $250,000 in net proceeds in the Winter 2009 Offering which will be used for general corporate purposes and working capital.

On January 30, 2009, Cecil Bond Kyte was appointed Chief Executive Officer of the Company, replacing Charles R. Blum.  Mr. Blum continues to serve as President of the Company.

From February 4, 2009, through March 11, 2009, Save the World Air, Inc. (the “Company”) conducted and concluded a private offering (the “Winter 2009 #2 Offering”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009  #2 Notes”) with 17 accredited investors. A total of $247,302 aggregate face amount of the Winter 2009 #2 Notes were sold for an aggregate purchase price of $224,820.  While the stated interest rate on the Winter 2009#2 Notes is 0%, the actual interest rate on the Winter 2009 #2 Notes is 10% per annum. The Winter 2009 #2 Notes mature on the first anniversary of their date of issuance. The Winter 2009 #2 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 #2 Offering (the “Conversion Price”). Up to 772,818 Conversion Shares are initially issuable at a Conversion Price of $0.32 per share.

Each of the investors in the Winter 2009 #2 Offering received, for no additional consideration, a warrant (the “Winter 2009 #2 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Winter 2009 #2 Notes are convertible (the “Warrant Shares”). Each Winter 2009 #2 Warrant is exercisable on a cash basis only at an initial price of $0.50 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 386,409 Warrant Shares are initially issuable on exercise of the Winter 2009 #2Warrants.

The Company received $224,820 in net proceeds in the Winter 2009 #2 Offering which will be used for general corporate purposes and working capital.