Form 10-Q
period 2009-03-31
SAVE THE WORLD AIR INC
filed 2009-05-15
CIK 1103795

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock outstanding as of  May 11, 2009 was 65,235,546 shares.

SAVE THE WORLD AIR, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets
Cash	$45,536	$59,346
Other current assets	21,434	33,275
Total current assets	66,970	92,621
Property and Equipment, net of accumulated depreciation and amortization of $119,620 and $111,193, respectively	123,542	131,969
Other assets	11,250	11,250
Total assets	$201,762	$235,840

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable-related parties	$125,292	$93,003
Accounts payable-License Agreements	828,750	716,500
Accounts payable-other	467,957	384,467
Accrued salaries-related parties	499,015	441,667
Accrued expenses	479,938	362,128
Accrued professional fees	378,868	390,535
Loan payable-related party	79,351	78,280
Convertible debentures, net-related parties	22,732	12,466
Convertible debentures, net-others	533,431	290,659
Total current liabilities	3,415,334	2,769,705
Commitments and contingencies
Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 64,498,834 and 62,940,891 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	64,499	62,941
Common stock to be issued	-	16,500
Additional paid-in capital	41,017,211	40,129,758
Deficit accumulated during the development stage	(44,295,282)	(42,743,064)
Total stockholders’ deficiency	(3,213,572)	(2,533,865)
Total liabilities and stockholders’ deficiency	$201,762	$235,840

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		February 18, 1998
	March 31,	March 31,	(inception) to
	2009	2008	March 31, 2009

Net sales	$—	$—	$69,000
Cost of goods sold	—	—	24,120

Gross profit	—	—	44,880
Operating expenses	840,818	760,142	30,767,758

Research and development expenses	246,840	259,670	5,705,433

Non-cash patent settlement cost	—	—	1,610,066

Loss before other income(expense)	(1,087,658)	(1,019,812)	(38,038,377)

Other income(expense)
Other income (loss)	—	200	(1,140)
Interest income	—	354	16,342
Interest expense	(464,560)	(327,003)	(6,418,866)
Loss on sale of equipment	—	(9,683)	(14,426)
Settlement of debt due Morale/Matthews	—	(927,903)	(927,903)
Settlement of litigation and debt	—	—	1,089,088

Net loss	$(1,552,218)	$(2,283,847)	$(44,295,282)

Net loss per common share, basic and diluted	$(0.02)	$(0.05)

Weighted average common shares outstanding, basic and diluted	63,964,895	49,551,981

See notes to condensed consolidated financial statements

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM FEBRUARY 18, 1998 (INCEPTION) TO MARCH 31, 2009

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

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM FEBRUARY 18, 1998 (INCEPTION) TO MARCH 31, 2009

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency
Balance, December 31, 1999		15,297,125	$15,297	$—	$580,452	$—	$(1,096,571)	$(500,822)
Issuance of common stock for services	$0.38 - $5.31	305,810	306	—	588,704	—	—	589,010
Stock issued for employee compensation on February 8, 2000	$1.03-$5.31	42,000	42	—	137,378	—	—	137,420
Stock issued for directors fees	$3.38-$4.44	56,000	56	—	195,584	—	—	195,640
Common stock cancelled		(55,000)	(55)		(64,245)			(64,300)
Net loss		—	—	—	—	—	(1,270,762)	(1,270,762)
Balance, December 31, 2000		15,645,935	15,646	—	1,437,873	—	(2,367,333)	(913,814)
Issuance of common stock for services	$0.25-$1.65	1,339,912	1,340	—	1,031,231	—	—	1,032,571
Stock issued for directors fees	$0.60-$0.95	1,100,000	1,100		1,008,900			1,010,000
Intrinsic value of options issued to employees					2,600,000	(2,600,000)		—
Fair value of options issued to non-employees					142,318			142,318
Amortization of deferred compensation						191,667		191,667
Net loss							(2,735,013)	(2,735,013)
Balance, December 31, 2001		18,085,847	$18,086	$—	$6,220,322	$(2,408,333)	$(5,102,346)	$(1,272,271)

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO MARCH 31, 2009

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency
Balance, December 31, 2001		18,085,847	$18,086	$—	$6,220,322	$(2,408,333)	$(5,102,346)	$(1,272,271)
Stock issued for directors fees	0.40	2,150,000	2,150	—	857,850	—	—	860,000
Common stock sold (2,305,000 shares)	0.15-0.25	—	—	389,875	—	—	—	389,875
Fair value of options issued to non-employees for services		—	—	—	54,909	(54,909)	—	—
Amortization of deferred compensation		—	—	—	—	891,182	—	891,182
Net loss		—	—	—	—	—	(2,749,199)	(2,749,199)
Balance, December 31, 2002		20,235,847	20,236	389,875	7,133,081	(1,572,060)	(7,851,545)	(1,880,413)
Common stock issued previously paid for	0.15-0.25	2,305,000	2,305	(433,750)	431,445	—	—	—
Sale of common stock	$0.25	9,504,000	9,504		2,366,439	—	—	2,375,943
Issuance of common stock for services	$0.55	83,414	83	—	45,794	—	—	45,877
Common stock issued for convertible debt	$0.25	2,000,000	2,000		498,000	—	—	500,000
Finders’ fees related to stock issuances		—	—	43,875	(312,582)	—	—	(268,707)
Common stock sold (25,000 shares)	0.25	—	—	6,250	—	—	—	6,250
Amortization of deferred comp		—	—	—	—	863,727	—	863,727
Net loss							(2,476,063)	(2,476,063)
Balance, December 31, 2003		34,128,261	$34,128	$6,250	$10,162,177	$(708,333)	$(10,327,608)	$(833,386)

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO MARCH 31, 2009

	Price per	Common Stock			Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares		Amount	Issued	Capital	Compensation	Stage	Deficiency

Balance, December 31, 2003		34,128,261		$34,128	$6,250	$10,162,177	$(708,333)	$(10,327,608)	$(833,386)
Common stock issued previously paid for	$.25	25,000		25	(6,250)	6,225			—
Sale of common stock	$1.00	1,272,500		1,273	119,000	1,271,227	—	—	1,391,500
Stock issued for services	$.15-$1.70	1,268,560	1,	1,268		1,388,663			1,389,931
Stock issued for directors fees	$1.50	50,000		50	—	74,950	—	—	75,000
Common stock issued for convertible debt	$1.53	60,000		60		91,740	—	—	91,800
Common stock issued upon exercise of warrants and options	$.20 -$.40	960,500		960	—	193,240	—	—	194,200
Common stock issued for patent settlement	$1.24	20,000		20		24,780			24,800
Fair value of warrants issued						1,614,138			1,614,138
Fair value of options issued to employees		—		—	—	248,891	(248,891)	—	—
Fair value of options issued to non-employees		—		—	—	55,381	(55,381)	—	—
Amortization of deferred compensation		—		—	—	—	936,537	—	936,537
Finders’ fees related to stock issuances						(88,384)
Net loss		—		—	—	—	—	(6,803,280)	(6,803,280)
Balance, December 31, 2004		37,784,821		$37,784	$119,000	$15,043,028	$(76,068)	$(17,130,888)	$(2,007,144)

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO MARCH 31, 2009

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency
Balance, December 31, 2004		37,784,821	$37,784	$119,000	$15,043,028	$(76,068)	$(17,130,888)	$(2,007,144)
Common stock issued previously paid for	$1.00	119,000	119	(119,000)	118,881	—	—	—
Sale of common stock	$1.00	1,530,500	1,530		1,528,970	—	—	1,530,500
Common stock issued upon exercise of warrants	$.40 - $1.00	500	1	—	199	—	—	200
Common stock to be issued for settlement of payables				612,521				612,521
Fair value of options issued for settlement costs					31,500			31,500
Fair value of warrants issued					18,462			18,462
Fair value of warrants issued and intrinsic value of beneficial conversion associated with convertible notes					1,453,181			1,453,181
Fair value of options issued to employees		—	—	—	243,750	(243,750)	—	—
Amortization of deferred compensation		—	—	—	—	177,631	—	177,631
Finders’ fees related to stock issuances					(109,840)			(109,840)
Common stock cancelled		(8,047,403)	(8,047)		8,047			—
Net loss		—	—	—	—	—	(3,115,186)	(3,115,186)
Balance, December 31, 2005		31,387,418	$31,387	$612,521	$18,336,178	$(142,187)	$(20,246,074)	$(1,408,175)

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO MARCH 31, 2009

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency
Balance, December 31, 2005		31,387,418	$31,387	$612,521	$18,336,178	$(142,187)	$(20,246,074)	$(1,408,175)
Common stock issued previously paid for		846,549	847	(612,521)	611,674	—	—	—
Sale of common stock	$1.00 - $1.89	1,360,537	1,360	60,000	2,401,048	—	—	2,462,408
Common stock issued upon exercise of warrants	$.50 - $1.50	2,583,533	2,584	—	1,794,944	—	—	1,797,528
Common stock to be issued for convertible debt	$.70	3,416,186	3,417		2,356,449			2,359,866
Common stock to be issued for out of line of credit	$.55 - $1.22	487,483	487		379,610			380,097
Fair value of options issued to employees		—	—	—	2,253,263		—	2,253,263
Fair value of options issued for settlement costs					31,500			31,500
Fair value of warrants issued for services					463,627			463,627
Fair value of warrants issued and intrinsic value of beneficial conversion associated with convertible notes					1,259.696			1,259,696
Write off of deferred compensation		—	—	—	(142,187)	142,187	—	—
Finders’ fees related to stock issuances					(284,579)			(284,579)
Fees paid on equity line of credit					(30,402)			(30,402)
Net loss		—	—	—	—	—	(10,181,523)	(10,181,523)
Balance, December 31, 2006		40,081,757	$40,082	$60,000	$29,430,821	$—	$(30,427,597)	$(896,694)

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO MARCH 31, 2009

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2006		40,081,757	$40,082	$60,000	$29,430,821	$(30,427,597)	$(896,694
Common stock issued previously paid for		2,597,524	2,598	(60,000)	57,402	—	—
Common stock to be issued for convertible debt	$.17 - $.53	1,910,711	1,911		524,569		526,480
Common stock issued for put of line of credit	$.27 - $.73	1,880,421	1,880		990,175		992,055
Common stock granted for services				4,000			4,000
Fair value of options issued to employees		—	—	—	67,592	—	67,592
Fair value of warrants issued for services					35,340		35,340
Fair value of warrants issued and intrinsic value of beneficial conversion associated with convertible notes					1,253,548		1,253,548
Fees paid on equity line of credit					(79,364)		(79,364)
Net loss		—	—	—	—	(6,262,743)	(6,262,743)
Balance, December 31, 2007		46,470,413	$46,471	$4,000	$32,280,083	$(36,690,340)	$(4,359,786)

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO MARCH 31, 2009

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2007		46,470,413	$46,471	$4,000	$32,280,083	$(36,690,340)	$(4,359,786)
Common stock issued for convertible debt	$.17 - $.53	5,575,082	5,574	16,500	1,936,171	—	1,958,245
Common stock issued for Morale/ Matthews settlement	$.38	7,421,896	7,422	—	2,776,289	—	2,783,711
Common stock issued for services	$.17 - $.49	2,398,850	2,399	—	516,230	—	518,629
Common stock issued upon exercise of warrants	$.50	1,064,650	1,065	—	531,260	—	532,325
Fair value of options issued as compensations	—	—	—	—	645,745	—	645,745
Fair value of warrants issued and intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	1,323,077	—	1,323,077
Fair value of warrants issued to PIPE holders	—	—	—	—	116,913	—	116,913
Common stock issued for services	0.17	10,000	10	(4,000)	3,990	—	—
Net loss	—	—	—	—	—	(6,052,724)	(6,052,724
Balance, December 31, 2008		62,940,891	$62,941	$16,500	$40,129,758	$(42,743,064)	$(2,533,865)

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO MARCH 31, 2009

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency

Balance, December 31, 2008		62,940,891	$62,941	$16,500	$40,129,758	$(42,743,064)	$(2,533,865)
Common stock issued for convertible debt	0.15-0.50	1,065,588	1,066	(16,500)	225,763	—	210,329
Common stock issued for services	0.17-0.49	442,355	442	—	151,171	—	151,613
Common stock issued for settlement of accounts payable	0.27	50,000	50		13,450		13,500
Fair value of options issued as compensation	—	—	—	—	22,249	—	22,249
Fair value of warrants issued and intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	474,820	—	474,820
Net loss	—	—	—	—	—	(1,552,218)	(1,552,218)
Balance, March 31, 2009		64,498,834	$64,499	$—	$41,017,211	$(44,295,282)	$(3,213,572)

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended		February 18, 1998
	March 31,	March 31,	(inception)
	2009	2008	To March 31, 2009
Cash flows from operating activities
Net loss	$(1,552,218)	$(2,283,847)	$(44,295,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	—	—	(1,017,208)
Settlement of debt due Morale/Matthews	—	927,903	927,903
Stock based compensation expense	22,249	21,818	3,637,170
Issuance of common stock for services	151,613	501,037	5,355,844
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Issuance of warrants for financing fees	—	116,913	152,253
Non-cash increase in convertible notes recorded as expense	—	89,470	163,962
Patent acquisition cost	—	—	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	463,367	471,643	6,081,676
Amortization of deferred compensation	—	—	3,060,744
Loss on disposition of assets	—	9,683	14,426
Depreciation and amortization of leasehold improvements	8,427	10,299	401,556
Bad debt	-	1,380	1,380
Changes in operating assets and liabilities:
Accounts receivable		—	(1,380)
Inventory	—	—	—
Prepaid expenses and other	11,841	(2,148)	(21,434)
Other assets	—	—	(11,250)
Accounts payable and accrued expenses	405,020	(411,879)	4,092,631
Net cash used in operating activities	(489,701)	(547,728)	(19,305,486)

Cash flows from investing activities
Purchase of property and equipment	—	—	(553,452)
Proceeds from sale of equipment	—	17,478	17,478

Net cash provided by (used in) investing activities	—	17,478	(535,974)

Cash flows from financing activities
Net proceeds under equity line of credit	—	—	1,262,386
Increase (decrease) in payables to related parties and shareholder	1,071	(19,113)	611,135
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	474,820	474,000	6,935,243
Repayment of convertible notes	—	—	(226,250)
Proceeds from exercise of warrants	—	170,830	10,787,274

Net cash provided by financing activities	475,891	625,717	19,886,996

Net increase (decrease) in cash	(13,810)	95,467	45,536
Cash, beginning of period	59,346	47,660	—

Cash, end of period	$45,536	$143,127	$45,536

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended		February 18, 1998
	March 31,	March 31,	(inception)
	2009	2008	To March 31, 2009

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$121	$499	$136,520

Income taxes	$1,600	$—	$5,882

Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	—	3,202,931
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	—	—	515,000
Issuance of common stock in settlement of payable	13,500	—	113,981
Cancellation of stock	—	—	8,047
Conversion of accounts payable and accrued expenses to common stock issued	—	—	612,521
Conversion of related party debt to convertible debentures	—	—	45,000
Conversion of convertible debentures to common stock	210,329	1,951,212	5,142,008
Issuance of shares for settlement of loans and other payable to Morale/Matthews	—	2,783,711	2,783,711
Write off of deferred compensation	—	—	142,187
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	474,820	331,535	5,881,235

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

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

The condensed consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC. These interim financial statements should be read in conjunction with that report.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $1,552,218 and a negative cash flow from operations of $489,701 for the three months ended March 31, 2009, and had a working capital deficiency of $3,348,364 and a stockholders’ deficiency of $3,213,572 at March 31, 2009.  In addition, the Company is in default of its obligations under its license agreements with Temple University (see Note 8).  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company has three product lines; MAG ChargR™ and ECO ChargR™, ELEKTRA™ and AOT (Applied Oil Technology).  The Company believes development of MAG ChargR is complete and it will be ready to be manufactured by the end of second quarter 2009.  We believe the ELEKTRA is nearing the end of the product development cycle which we believe will culminate in an upcoming SAE (Society of Automotive Engineers) test to prove and certify the level of fuel savings.  AOT is in the research and development phase.

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

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the three month periods ended March 31, 2009 and 2008, the dilutive impact of outstanding stock options of 4,551,225 and 2,515,396 respectively, and outstanding warrants of 11,133,635 and 15,608,024 have been excluded because their impact on the loss per share is anti-dilutive.

Stock-based compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company adopted SFAS No. 123R, “Share Based Payment”, effective February 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date.

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF No. 00-18: "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees" whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Fair value of financial instruments

Fair Value Measurements are determined by the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Vaule Measurements” ("SFAS 157") as of January 1, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of SFAS 157 did not have a material impact on the Company's fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.
Level 3—Unobservable inputs based on the Company's assumptions.

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort

Recent accounting pronouncements

In December 2007, Financial Accounting Standards Board (FASB) Statement 141R, “Business Combinations (revised 2007)” (SFAS 141R”) was issued.  SFAS 141R replaces SFAS 141 “Business Combinations”.  SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.  Certain relationships and related transactions

Loans from related parties

In May 2007 and August 2007, a former officer and incumbent director of the Company loaned $31,404 and $50,000 to the Company. These amounts are unsecured, bear interest at 6% per annum and are due on demand.  At March 31, 2009 and December 31, 2008, the balance of these loans including interest was $79,351 and $78,280, respectively.

Lease agreement with related party

During 2003, the Company entered into a sublease agreement with Scottish Glen Golf Company, Inc. (SGGC) to lease office space in North Hollywood, California for its principal executive offices.  Bruce McKinnon, the former Chief Executive Officer and former Director of the Company, is a beneficial owner of the lessor. The original lease term was from November 1, 2003 through October 16, 2005, and was amended to October 15, 2007.  On July 19, 2007, SGGC sued the Company for failure to pay past due rent.  The Company vacated the premises on July 25, 2007.  On April 30, 2008 the Company and SGGC settled their pending litigation and the Company agreed to pay SGGC $51,000 in full settlement of SGGC’s claims.

Accounts payable to related parties

As of March 31, 2009, the Company had accounts payable to related parties in the amount of $125,292, which was composed of $87,504 in unpaid Directors Fees and $37,788 in unreimbursed expenses incurred by Officers and Directors. As of December 31, 2008, the Company had accounts payable to related parties in the amount of $93,003, which was composed of $59,705 in unpaid Directors Fees, $33,298 in unreimbursed expenses incurred by Officers and Directors.

Marketing and promotional services agreement with related party

In July 2006, the Company entered into an agreement with SS Sales and Marketing Group (“SS Sales”), to provide exclusive marketing and promotional services in the western United States and western Canada  (the “Territory”) for the Company’s products. The agreement has a term of five years unless sooner terminated by either party on 30 days’ notice. In the event of termination, SS Sales will be entitled to receive all commissions payable through the date of termination.  SS Sales is owned by Nathan Shelton, who has served as one of the directors of the Company since February 12, 2007.  There were no payments made to SS Sales for the three month periods ending March 31, 2009 and 2008.

4.  Loans and other payables due to Morale/Matthews

Leodis Matthews, through his law firm, Matthews & Partners, (“Matthews”) serves as outside legal counsel to the Company.  Morale Orchards, LLC (“Morale”) is owned by Jacqueline Alexander, the wife of Leodis Matthews.

In 2006 and 2007, Morale purchased two convertible promissory notes totaling $1,225,000.  The notes were unsecured, convertible into 1,595,588 shares of common stock, due one year from the date issued, and had an implied interest rate of 22.5%.  Warrants to purchase 797,794 shares of common stock were issued with the notes. As of January 31, 2008, the notes were in default, and the total amount due for the notes was $1,362,212, including penalties and interest.  In addition to the two notes, the Company borrowed $20,000 from Morale on October 30, 2007. At January 31, 2008, the Company was also indebted to Matthews $472,762 for past legal fee.

Effective January 31, 2008, the Company, Morale, and Matthews agreed to a settlement of the Company’s loans due Morale and fees due Matthews.   Morale agreed to waive all accrued interest on the notes after January 31, 2008, and Morale and Matthews agreed to accept 7,421,896 shares of common stock of the Company as payment of the notes payable and fees.

On March 10, 2008, the Company issued 5,530,848 shares of the Company’s common stock valued at $2,101,722 to Morale for the conversion of the notes (totaling $1,362,212) and cancellation of $20,000 Note.   Also on March 10, 2008, the Company issued 1,891,048 shares of the Company’s common stock valued at $718,598 to Matthews in exchange for settlement of the legal fees due Matthews of $472,762.

The fair value of the shares of common stock issued was determined to be $0.38 per share, based on the closing price of the Company’s common stock on January 31, 2008, for a total settlement of $2,820,320.  As a result of the issuance of shares of common stock, the Company incurred additional non-cash costs of $927,903 that have been reflected as costs to settle outstanding debt in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2008.

5.  Convertible Debentures

Convertible debentures consist of the following:

	Maturity dates	March 31, 2009	December 31, 2008

2007 Winter Offering	February 29, 2009	$—	$66,000

2008 Summer Offering	August 31, 2009	341,000	341,000

2008 Fall Offering	October 31, 2009	127,820	152,020

2008 Winter Offering	December 5, 2009	227,700	337,700

2009 Winter Offering – I	April 26, 2009	240,000	—

2009 Winter Offering – II	March 12, 2010	247,302	—

Sub-total		1,183,822	896,720
Less, remaining debt discount		(627,659)	(593,595)
Total		556,163	303,125

Less: Convertible debentures, net, related parties		(22,732)	(12,466)
Convertible debentures, net, others		$533,431	$290,659

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

Each of the investors in the 2008 Summer Offering received, for no additional consideration, a warrant (the “ 2008 Summer Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Summer Notes) are convertible (the “2008 Summer Warrant Shares”). Each 2008 Summer Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 711,764, 2008 Summer Warrant Shares are initially issuable upon exercise of the 2008 Summer Warrants.  As of March 31, 2009, investors have converted $143,000 of the Convertible Notes into 420,589 shares of the Company’s common stock.  The outstanding balance at March 31, 2009 was $341,000.

The aggregate value of the Summer 2008 Offering Warrants issued in connection with the August 31, 2008 closing were valued at $92,711 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.27%; dividend yield of 0%; volatility factors of the expected market price of common stock of 137.95%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $179,416.  The value of the Winter 2007 Offering Warrants, the beneficial conversion feature, and the transaction fees of $44,000 are considered as debt discount and are being amortized over the life of the Note.

2008 Fall Offering

From September 8, 2008 to October 31, 2008, the Company conducted an offering (the “2008 Fall Offering”) of up to $500,000 aggregate face amount of its Convertible Notes.  A total of $198,220 aggregate face amount of the 2008 Fall Notes were sold for an aggregate purchase price of $180,200 net proceeds.  Therefore, while the stated interest on the 2008 Fall Notes is 0%, the implied interest rate on the 2008 Fall Notes is 10%.  The 2008 fall notes will mature on the first anniversary of the date of issuance.  The 2008 Fall Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Fall Offering (the “Conversion Price”).  Up to 1,321,466 Conversion Shares are issuable at a Conversion Price of $0.15 per share.

Each of the investors in the 2008 Fall Offering received, for no additional consideration, a warrant (the “ 2008 Fall Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Fall Notes) are convertible (the “2008 Fall Warrant Shares”). Each 2008 Fall Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 660,734 2008 Fall Warrant Shares are initially issuable upon exercise of the 2008 Fall Warrants.  As of March 31, 2009, investors have converted $70,400 of the Convertible Notes into 469,333 shares of the Company’s common stock.  The outstanding balance at March 31, 2009 was $127,820.

The aggregate value of the Fall 2008 Offering Warrants issued in connection with the October 31, 2008 closing were valued at $53,320 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.68%; dividend yield of 0%; volatility factors of the expected market price of common stock of 145.98%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $126,880.  The value of the Fall 2008 Offering Warrants, the beneficial conversion feature, and the transaction fees of $18,020 are considered as debt discount and are being amortized over the life of the Note.

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

Each of the investors in the 2008 Winter Offering received, for no additional consideration, a warrant (the “ 2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Winter Notes) are convertible (the “2008 Winter Warrant Shares”). Each 2008 Winter Warrant is exercisable on a cash basis only at a price of $0.30 per share, and is exercisable for a period of two years from the date of issuance.  Up to 1,543,235 2008 Winter Warrant Shares are initially issuable upon exercise of the 2008 Winter Warrants.  As of March 31, 2009, investors have converted $297,000 of the Convertible Notes into 1,747,059 shares of the Company’s common stock.  The outstanding balance at March 31, 2009 was $227,700.

The aggregate value of the Winter 2008 Offering Warrants issued in connection with the December 5, 2008 closing were valued at $168,925 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 3.42%; dividend yield of 0%; volatility factors of the expected market price of common stock of 153.56%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $308,075.  The value of the Winter 2007 Offering Warrants, the beneficial conversion feature, and the transaction fees of $47,700 are considered as debt discount and are being amortized over the life of the Note.

2009 Winter Offering I

From January 13, 2009, through January 26, 2009, Save the World Air, Inc. (the “Company”) conducted and concluded a private offering (the “Winter 2009 Offering I”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009 Notes”) with 8 accredited investors. A total of $250,000 aggregate face amount of the Winter 2009 Notes were sold for an aggregate purchase price of $250,000.  The Winter 2009 Notes bear interest at 10% per annum, payable at maturity. The Winter 2009 Notes mature three months from their date of issuance.  The Winter 2009 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 Offering (the “Conversion Price”). Up to 694,444 Conversion Shares are initially issuable at a Conversion Price of $0.36 per share.

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

The aggregate value of the Winter 2009 Offering Warrants issued in connection with the January 26, 2009 closing were valued at $66,178 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 0.85%; dividend yield of 0%; volatility factors of the expected market price of common stock of 151.42%; and an expected life of two years  (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $183,822.  The value of the Winter 2009 Offering Warrants and the beneficial conversion feature are considered as debt discount and are being amortized over the life of the notes.

The Company did not repay the Winter 2009 Notes when they were due on April 26, 2009.  The Company is currently negotiating an extension on the Winter 2009 Notes.

2009 Winter Offering II

From February 4, 2009, through March 11, 2009, the Company conducted and concluded a private offering (the “Winter 2009 Offering II”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009  #2 Notes”) with 17 accredited investors. A total of $247,302 aggregate face amount of the Winter 2009 #2 Notes were sold for an aggregate purchase price of $224,820.  While the stated interest rate on the Winter 2009#2 Notes is 0%, the actual interest rate on the Winter 2009 #2 Notes is 10% per annum. The Winter 2009 #2 Notes mature on the first anniversary of their date of issuance. The Winter 2009 #2 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 #2 Offering (the “Conversion Price”). Up to 772,818 Conversion Shares are initially issuable at a Conversion Price of $0.32 per share.

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

The Company received $224,820 in net proceeds in the Winter 2009 #2 Offering which will be used for general corporate purposes and working capital. The aggregate value of the Winter 2009 #2 Offering Warrants issued in connection with the January 26, 2009 closing were valued at $62,028 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 0.70%; dividend yield of 0%; volatility factors of the expected market price of common stock of 136.76%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $162,792.  The value of the Winter 2009 Offering Warrants, the beneficial conversion feature, and the transaction fees of $22,482 are considered as debt discount and are being amortized over the life of the Note.

6.  Capital stock

During the three months ended March 31, 2009, the Company issued 1,065,588 shares of common stock in exchange for conversion of $210,200 of Convertible Notes.

During the three months ended March 31, 2009, the Company issued 442,355 shares of common stock in exchange for services in the amount of $151,613.

7.  Stock options and warrants

Options

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At March 31, 2009, 2,698,775 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company of which 250,000 are still outstanding.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at March 31, 2009 was 8.2 years. Stock option activity for the period January 1, 2009 to March 31, 2009, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price

Options outstanding, January 1, 2009	4,601,225	$0.53
Options granted	—	—
Options exercised	(50,000)	0.27
Options forfeited	—	—
Options cancelled	—	—
Options outstanding, March 31, 2009	4,551,225	$0.54

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of March 31, 2009 were as follows:

	Outstanding Options			Exercisable Options
Option			Weighted		Weighted
Exercise Price Per		Life	Average Exercise		Average Exercise
Share	Shares	(Years)	Exercise Price	Shares	Price
$ 0.21 - $ 0.99	4,163,679	8.4	$0.46	3,913,679	$0.46
$ 1.00 - $ 1.99	327,546	5.8	$1.41	327,546	$1.41
$ 2.00 - $ 2.26	60,000	2.6	$2.26	60,000	$2.26
	4,551,225	8.2	$0.53	4,301,225	$0.54

           As of March 31, 2009 the market price of the Company’s stock was $0.42 per share. Future compensation expense on the options which were not exercisable at March 31, 2009 is $29,665.  At March 31, 2009, the aggregate intrinsic value of the warrants and options outstanding and exercisable was $373,000 and $368,00, respectively.

Black-Scholes value of options

During the three months ended March 31, 2009 and 2008, the Company valued options for pro-forma purposes at the grant date using the Black-Scholes pricing model with the following average assumptions:

	March 31,
	2009	2008

Expected life (years	5.05	5.5
Risk free interest rate	4.37%	4.42%
Volatility	124.05%	124.57%
Expected dividend yield	0.00%	0.00%

The weighted average fair value for options granted in 2008 was $0.24. During the three months ended March 31, 2009, no options were granted.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants from January 1, 2009 to March 31, 2009.

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2009	10,400,003	$0.70
Warrants granted	733,632	0.50
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants outstanding, March 31, 2009	11,133,635	$0.68

	Outstanding Warrants			Exercisable Warrants
Warrant			Weighted		Weighted
Exercise Price Per		Life	Average Exercise		Average Exercise
Share	Shares	(Years)	Exercise Price	Shares	Price
$ 0.30 - $ 0.99	8,510,191	1.8	$0.48	8,510,191	$0.48
$ 1.00 - $ 1.99	2,057,966	2.8	$1.00	2,057,966	$1.00
$ 2.00 - $ 2.70	565,478	0.7	$2.67	565,478	$2.67
	11,133,635		$0.68	11,133,635	$0.68

8.  Research and development

The Company has research and development facilities in Morgan Hill, California. The Company has tested products incorporating our ZEFS, MK IV and ELEKTRA technologies for multiple makes and models diesel engines, motorbikes, boats, generators, lawnmowers and other small engines.  The Company has purchased test vehicles, test engines and testing equipment. The Company incurred $246,840 and $259,670 for the three months ended March 31, 2009 and 2008, respectively, on its research and development activities.

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

At December 31, 2008, the Company is in default in the amount of $300,000 in connection with its payment obligations under the License Agreements and maintenance payments.  On November 10, 2008, the Company received written notice from Temple University of a material breach relating to required payments under the License Agreements.  The notice provides the Company with 60 days’ notice to cure the material breach.  The Company’s failure to cure could result in a termination of the License Agreements. If the termination occurs, the Company estimates this would have a material adverse impact on the Company’s financial condition and operations.  Under the License Agreements the Company is subject to a penalty of 1% per month of the amounts due and unpaid under the License Agreements.  As of December 31. 2008, the Company estimated the penalty to be $40,250, and has accrued this in the accompanying financial statements at December 31, 2008.

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

At December 31, 2008, the Company owed to Temple University a total of $716,500 for the License Agreements, Maintenance Fees, R & D Agreement and penalties.  On January 9, 2009, the Company entered into a Letter Agreement with Temple University wherein Temple University granted to the Company an extension of time to cure the above-referenced breaches until March 31, 2009.  The Letter Agreement provides for payments of $100,000 on each of January 31, 2009, February 28, 2009 and March 31, 2009. The Company made the January 31, 2009 payment but did not make the payment due on February 28, 2009. On March 26, 2009, the Company received a written extension for both the February 28, 2009 payment and the March 31, 2009 payment until April 30, 2009.  All additional amounts past due as of December 31, 2008 were to be re-negotiated on or before March 31, 2009, however, this has now been extended to May 29, 2009.  A penalty equal to 1% of the amount due and unpaid on the first day of each calendar month will be added to the outstanding amount due Temple University.

The Company has provided for all past due amounts in the financial statements at March 31, 2009 and December 31, 2008.  Fees due Temple University as of March 31, 2009 and December 31, 2008 were $828,750 and $716,500, respectively, and are included in accounts payable-Temple University in the accompanying condensed consolidated financial statements.  During the three months ended March 31, 2009 and 2008, the Company recorded $212,250 and $257,000, respectively, of fees due to Temple University.  (See Note 10).

9.  Commitments and contingencies

 Legal matters

On December 19, 2001, the SEC filed civil charges in the United States Federal District Court, Southern District of New York, against the Company, the Company’s former President and then sole director Jeffrey A. Muller, and others, alleging that the Company and the other defendants were engaged in a fraudulent scheme to promote the Company’s stock. The SEC complaint alleged the existence of a promotional campaign using press releases, Internet postings, an elaborate website, and televised media events to disseminate false and materially misleading information as part of a fraudulent scheme to manipulate the market for stock in the Company which was then controlled by Mr. Muller. On March 22, 2002, the Company signed Consent to Final Judgment of Permanent Injunction and Other Relief in settlement of this action as against the corporation only, which the Court approved on July 2, 2002. Under this settlement, the Company was not required to admit fault and did not pay any fines or restitution.

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

10.  Subsequent events

In April 2009, the Company issued 736,712 shares of common stock in exchange for conversion of $139,800 convertible notes.

On April 29, 2009, the Company received from Temple University a written extension of the January 9, 2009 Letter Agreement.  The agreement provides an extension of the $100,000 due to Temple on February 28, 2009 and $100,000 due March 30, 2009 to May 29, 2009.  The Company expects that all payments regarding past due amounts, with the exception of the prescribed payments, will be renegotiated on or before May 29, 2009.

On April 30, 2009, the Company closed its 2009 Spring Offering. From March 17, 2009, through April 30, 2009, the Company conducted and concluded a private offering (the “Spring 2009 Offering”) of up to $300,000 aggregate face amount of its convertible notes (the “Spring 2009 Notes”) with 10 accredited investors. A total of $181,500 aggregate face amount of the Spring 2009 Notes were sold for an aggregate purchase price of $165,000.  The Spring 2009 Notes mature on the first anniversary of their date of issuance, are convertible, at the option of the noteholder, into up to 672,222 shares of common stock of the Company at an conversion price of $0.27 per share.

Each of the investors in the Spring 2009 Offering received, for no additional consideration, a warrant (the “Spring 2009 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Spring 2009 Notes are convertible (the “Warrant Shares”). Each Spring 2009 Warrant is exercisable on a cash basis only at an initial price of $0.50 per share, and is exercisable for a period of two years.  Up to 336,111 Warrant Shares are initially issuable on exercise of the Spring 2009 Warrants.

In April 2009, two shareholders made loans to the company in the amount of $72,000.  Terms are being negotiated.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

Overview

The following discussion and analysis of our condensed consolidated financial condition and condensed consolidated results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and the condensed consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Our ECO ChargR™ and MAG ChargR™ products use fixed magnetic fields to alter some physical properties of fuel, by incorporating our patented and patent-pending ZEFS and MK IV technologies.  We differentiate ECO ChargR and MAG ChargR products based on their differing attributes and marketing focus. ECO ChargR products are primarily designed to reduce harmful emissions and MAG ChargR products are primarily designed to enhance performance and fuel economy. Our ECO ChargR product is intended to reduce exhaust emissions in vehicle and small utility motors.  ECO ChargR will be marketed primarily to original equipment manufacturers (“OEMs”) as well as to pilot and government-mandated emissions programs.  Our MAG ChargR product is intended to increase power and improve mileage. MAG ChargR will be marketed primarily to the specialty consumer accessories market for many types of vehicles, including but not limited to cars, trucks, motorcycles, scooters, all terrain vehicles (“ATVs”), snowmobiles, personal watercraft and small utility motors.  Because our ECO ChargR and MAG ChargR products are customized to specific brands, models and engine sizes, these products ultimately will require individually developed parts, which can be expensive and time-consuming to produce.  See “Our Technologies and Products” below.

Our first revenues have come from initial sales in Asia for our ECO ChargR product in the motorcycle industry. We plan on commencing sales of ECO ChargR to customers in the United States in the motorcycle industry in second quarter of 2009. We also plan on commencing initial sales of our MAG ChargR product in the United States in the automobile and motorcycle industry in the second quarter of 2009.  See “Recent Developments” and “Sales and Marketing” below.

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

Results of Operations

We did not generate any revenue for the three-month period ended March 31, 2009 and 2008.

Operating expenses were $840,018 for the three-month period ended March 31, 2009, compared to $760,142 for the three-month period ended March 31, 2008, an increase of $79,876. This increase is attributable to an increase in cash expenses of $204,568 offset by a decrease in non-cash expenses of $124,692. The increase in cash expense is attributable to increases in consulting and professional fees ($138,635), salaries and benefits ($46,039), office and other expenses ($16,989) and corporate and travel expenses ($2,905). The decrease in non-cash expenses is attributable to decreases in the fair value of common stocks issued for legal and consulting fees ($121,872) and depreciation and bad debt expense ($3,251), offset by an increase in fair value of options issued to an officer ($431).

Research and development expenses were $246,840 for the three-month period ended March 31, 2009, compared to $259,670 for the three-month period ended March 31, 2008, a decrease of $12,830. This decrease is attributable a decrease contract fees ($44,750) offset by an increase in testing tools and supplies ($31,920).

Other expense for the three-month period ended March 31, 2009 were $464,560, compared to $1,264,035 for the three-month period ended March 31, 2008, a decrease of $799,475. This decrease is attributable to decreases in non-cash interest expense ($790,346) and loss on sale of equipment ($9,683), offset by an increase in other income ($554).

We had a net loss of $1,552,218, or $0.02 per share, for the three-month period ended March 31, 2009, compared to a net loss of $2,283,847, or $0.05 per share, for the three-month period ended March 31, 2008. We expect to incur additional net loss in the fiscal year ending December 31, 2009, primarily attributable to continued operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of March 31, 2009, we have been funded primarily through the sale of convertible notes and issuance of our stock upon exercise of warrants.

The condensed consolidated financial statements accompanying this Quarterly Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $1,552,218 and a negative cash flow from operations of $489,701 for the three months ended March 31, 2009, and a stockholders’ deficiency of $3,213,572 as of March 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds, generate revenue and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our current liabilities greatly exceed our assets and we are unable to meet our obligations as they become due. We face significant challenges in generating revenue and maintaining adequate working capital during the remainder of 2008 as a result of several factors. Among other things, to date our distributors, primarily located in Asia, have placed fewer orders than we had expected under the terms of our distribution agreements. This resulted in our having less revenue and therefore less working capital available for the further development of our business at a time when the operating costs of our business have been increasing. We will require significant additional outside capital during 2009 in order to meet all of our obligations, produce products for sale and ship such products.

Details of Recent Financing Transactions

         Morale Orchards, LLC and Leodis Matthews

Leodis Matthews, through his law firm, Matthews & Partners, (“Matthews”) serves as outside legal counsel to the Company.  Morale Orchards, LLC (“Morale”) is owned by Jacqueline Alexander, the wife of Leodis Matthews.

In 2006 and 2007, Morale purchased two convertible promissory notes totaling $1,225,000.  The notes were unsecured; convertible into 1,595,588 shares of common stock, due one year from the date issued, and had an implied interest rate of 22.5%.  Warrants to purchase 797,794 shares of common stock were issued with the notes. As of January 31, 2008, the notes were in default, and the total amount due for the notes was $1,362,212, including penalties and interest.  In addition to the two notes, we borrowed $20,000 from Morale on October 30, 2007.  At January 31, 2008, we were also indebted to Matthews $472,762 for past legal fee.

Effective January 31, 2008, the Company, Morale, and Matthews agreed to a settlement of our loans due Morale and fees due Matthews.   Morale agreed to waive all accrued interest on the notes after January 31, 2008, and Morale and Matthews agreed to accept 7,421,896 shares of common stock of the Company as payment of the notes payable and fees.

On March 10, 2008, we issued 5,530,848 shares of the Company’s common stock valued at $2,101,722 to Morale for the conversion of the notes (totaling $1,362,212) and cancellation of $20,000 Note.   Also on March 10, 2008, the we issued 1,891,048 shares of the Company’s common stock valued at $718,598 to Matthews in exchange for settlement of the legal fees due Matthews of $472,762.

The fair value of the shares of common stock issued was determined to be $0.38 per share, based on the closing price of the Company’s common stock on January 31, 2008, for a total settlement of $2,820,320.  As a result of the issuance of shares of common stock, the we incurred additional non-cash costs of $927,903 that have been reflected as costs to settle outstanding debt in the accompanying condensed consolidated statement of operations.

2007 Winter Offering.  >From December 27, 2007 to February 29, 2008 we conducted an offering (the “2007 Winter Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “ 2008 Winter Notes”) with a small number of accredited investors.  Of this amount, $521,400 aggregate face amount of the 2007 Winter Notes were sold for an aggregate purchase price of $474,000 net proceeds.  Therefore, while the stated interest rate on the 2007 Winter Notes is 0%, the implied interest rate on the 2007 Winter Notes is 10%.  The 2007 Winter Notes mature on the first anniversary of their date of issuance.  The 2007 Winter Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2007 Winter Offering (the “Conversion Price”).  Up to $1,042,800 Conversion Shares are issuable at a Conversion Price of $0.50 per share.

Each of the investors in the 2007 Winter Offering received, for no additional consideration, a warrant (the “ 2007 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the (2007 Winter Notes) are convertible (the “2007 Warrant Shares”)  Each  2007 Winter Warrant is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 521,400 2008 Warrant Shares are initially issuable on exercise of the 2007 Winter Warrants.  As of March 31, 2009, investors have converted $521,400 of the Convertible Notes into 1,042,800 shares of the Company’s common stock.  There was no outstanding balance at March 31, 2009.

2008 Spring Offering. On May 27, 2008,  we made an offering (the “2008 Spring Offering”) with a certain investor of which, $66,000 face amount of the 2008 Spring Note was sold for $60,000 net proceeds.  Therefore, while the stated interest rate on the 2008 Spring Note is 0%, the implied interest rate on the 2008 Spring Note is 10%. The 2008 Spring Note will mature on the first anniversary of the date of issuance.  The 2008 Spring Note is convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Spring Offering (the “Conversion Price”).  The 132,000 Conversion Shares are issuable at a Conversion Price of $0.50 per share.

The investor in the 2008 Spring Offering received, for no additional consideration, a warrant (the “ 2008 Spring Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Spring Notes) are convertible (the “2008 Spring Warrant Shares”).  The 2008 Spring Warrant Shares is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  The 66,000 2008 Spring Warrant Shares are initially issuable upon exercise of the 2008 Spring Warrants.  As of March 31, 2009, the investor converted $66,000 of the Convertible Notes into 132,000 shares of the Company’s common stock.  There was no outstanding balance at March 31, 2009.

2008 Summer Offering.  From July 17, 2008 to August 31, 2008,  we conducted an offering (the “2008 Summer Offering”) of up to $600,000 aggregate face amount of its convertible notes “the”2008 Summer Offering) with a small number of accredited investors. Of this amount $484,000 aggregate face amount of the 2008 Summer Notes were sold for an aggregate purchase price of $440,000 net proceeds.  Therefore, while the stated interest rate on the 2008 Summer Notes is 0%, the implied interest rate on the 2008 Summer Notes is 10%.  The 2008 Summer Notes will mature on the first anniversary of the date of issuance.  The 2008 Summer Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Summer Offering (the “Conversion Price”).  Up to 1,423,530 Conversion Shares are issuable at a Conversion Price of $0.34 per share.

Each of the investors in the 2008 Summer Offering received, for no additional consideration, a warrant (the “ 2008 Summer Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Summer Notes) are convertible (the “2008 Summer Warrant Shares”). Each 2008 Summer Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 711,764 2008 Summer Warrant Shares are initially issuable upon exercise of the 2008 Summer Warrants.  As of March 31, 2009, investors have converted $143,000 of the Convertible Notes into 420,589 shares of the Company’s common stock.  The outstanding Convertible Note balance at March 31, 2009 was $341,000.

2008 Fall Offering.  From September 8, 2008 to October 31, 2008, we conducted an offering (the “2008 Fall Offering”) of up to $500,000 aggregate face amount of its Convertible Notes.  A total of $198,220 aggregate face amount of the 2008 Fall Notes were sold for an aggregate purchase price of $180,200 net proceeds.  Therefore, while the stated interest on the 2008 Fall Notes is 0%, the implied interest rate on the 2008 Fall Notes is 10%.  The 2008 fall notes will mature on the first anniversary of the date of issuance.  The 2008 Fall Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Fall Offering (the “Conversion Price”).  Up to 1,321,466 Conversion Shares are issuable at a Conversion Price of $0.15 per share.

Each of the investors in the 2008 Fall Offering received, for no additional consideration, a warrant (the “ 2008 Fall Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Fall Notes) are convertible (the “2008 Fall Warrant Shares”). Each 2008 Fall Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 660,734 2008 Fall Warrant Shares are initially issuable upon exercise of the 2008 Fall Warrants.  As of March 31, 2009, investors have converted $70,400 of the Convertible Notes into 469,333 shares of the Company’s common stock.  The outstanding Convertible Note balance at March 31, 2009 was $127,820.

2008 Winter Offering.  From November 24, 2008 to December 5, 2008, we conducted an offering (the “2008 Winter Offering”) of up to $500,000 aggregate face amount of its Convertible Notes.  A total of $524,700 aggregate face amount of the 2008 Winter Notes were sold for an aggregate purchase price of $477,000 net proceeds.  Therefore, while the stated interest on the 2008 Winter Notes is 0%, the implied interest rate on the 2008 Winter Notes is 10%.  The 2008 Winter Notes will mature on the first anniversary of the date of issuance.  The 2008 Winter Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Winter Offering (the “Conversion Price”).  Up to 3,086,470 Conversion Shares are issuable at a Conversion Price of $0.17 per share.

Each of the investors in the 2008 Winter Offering received, for no additional consideration, a warrant (the “ 2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Winter Notes) are convertible (the “2008 Winter Warrant Shares”). Each 2008 Winter Warrant is exercisable on a cash basis only at a price of $0.30 per share, and is exercisable for a period of two years from the date of issuance.  Up to 1,543,235 2008 Winter Warrant Shares are initially issuable upon exercise of the 2008 Winter Warrants.  As of March 31, 2009, investors have converted $297,000 of the Convertible Notes into 1,747,059 shares of the Company’s common stock.  The outstanding Convertible Note balance at March 31, 2009 was $227,700.

2009 Winter Offering.  From January 13, 2009, through January 26, 2009, Save the World Air, Inc. (the “Company”) conducted and concluded a private offering (the “Winter 2009 Offering”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009 Notes”) with 8 accredited investors. A total of $250,000 aggregate face amount of the Winter 2009 Notes were sold for an aggregate purchase price of $250,000.  The Winter 2009 Notes bear interest at 10% per annum, payable at maturity. The Winter 2009 Notes mature three months from their date of issuance. The Winter 2009 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 Offering (the “Conversion Price”). Up to 694,444 Conversion Shares are initially issuable at a Conversion Price of $0.36 per share.

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

As of March 31, 2009, investors have converted $10,000 of the Convertible Notes into 27,778 shares of the Company’s common stock. The outstanding Convertible Note balance at March 31, 2009 was $240,000.

2009 Winter Offering #2. From February 4, 2009, through March 11, 2009, we conducted and concluded a private offering (the “Winter 2009 #2 Offering”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009  #2 Notes”) with 17 accredited investors. A total of $247,302 aggregate face amount of the Winter 2009 #2 Notes were sold for an aggregate purchase price of $224,820.  While the stated interest rate on the Winter 2009#2 Notes is 0%, the actual interest rate on the Winter 2009 #2 Notes is 10% per annum. The Winter 2009 #2 Notes mature on the first anniversary of their date of issuance. The Winter 2009 #2 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 #2 Offering (the “Conversion Price”). Up to 772,818 Conversion Shares are initially issuable at a Conversion Price of $0.32 per share.

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

We received $224,820 in net proceeds in the Winter 2009 #2 Offering which will be used for general corporate purposes and working capital.  The outstanding Convertible Note balance at March 31, 2008 was $247,302.

In order to fund our capital needs for the foreseeable future, including the operations of our business, and the repayment of our outstanding Convertible Notes, we must raise substantial additional funds.  In addition, we will require additional funds in connection with the license and research and development agreements with Temple University, costs associated with product development and commercialization of the ELEKTRA technology, costs to manufacture and ship our products, costs to design and implement an effective system of internal controls and disclosure controls and procedures, costs of maintaining our status as a public company by filing periodic reports with the SEC, and costs required to protect our intellectual property. We also have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to former officers and consulting fees, during the remainder of 2009 and beyond.

In light of the Company’s financial commitments over the next several months and its liquidity constraints, have implemented cost reduction measures in all areas of operations, including but not limited to personnel lay-offs and/or reductions in work, reductions in marketing and advertising, deferral of placing orders to manufacturers of our ECO ChargR and MAG ChargR products for sale to our existing distributors, reductions in research and development and product development of ELEKTRA products, and reductions of certain other expenses. We intend to review these measures on an ongoing basis and make additional decisions as may be required

Therefore, in addition to the recently-completed 2009 Winter Offering #2, we are actively pursuing additional financing alternatives, but no commitments have been received and, accordingly, no assurance can be given that any financing will be available or, if available, that it will be on terms that are satisfactory to  us..

Contractual Obligations

The following table discloses our contractual commitments for future periods. Long-term commitments are comprised operating leases and minimum guaranteed compensation payments under employment and other agreements. See Note 9 to Notes to Condensed consolidated Financial Statements.

Year ending December 31,	Operating Leases(1)	Guaranteed Payments
2009	$62,830	$195,033	(2)

2010	$43,560	$142,567	(3)

2011	$—	$—

	$106,390	$337,600

(1)    Consists of rent for our Morgan Hill Facility expiring on August 31, 2009 and Sta. Barbara office expiring December 31, 2010. (For description of this property, see Part 1, Item 2, “Property”).
(2)   Consists of total compensation, including base salary and certain contractually-provided benefits, to   two executive officers, pursuant to employment agreements that expire on July 25, 2009 and January 30, 2010.
(3)   Consists of an aggregate of $17,567 in total compensation, including base salary and certain contractually provided benefits to one executive officer, pursuant to employment agreement that expires on January 30, 2010 and $125,000 of license and maintenance fees due to Temple University.

License agreements with Temple University

In 2007, we entered into three License Agreements with Temple University covering Temple University’s current patent applications concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution, and concerning electric field effects on crude oil and edible oil viscosity. Initially, the License Agreements are exclusive and the territory licensed to the us is worldwide. Pursuant to the License Agreements, we agreed to pay Temple University license fees in the aggregate amount of $300,000 as follows: $50,000 was due November 1, 2006, $100,000 was due on March 2, 2007, $75, 000 was due February 2, 2008 and $75,000 was due on February 2, 2009.  Annual maintenance fees of $25,000 for the first license were due on November 1, 2007 and November 1, 2008.  Annual maintenance payments of $125,000 for two of the licenses were due January 1, 2008. In addition, each License Agreement provides that we will pay royalties to Temple University on net sales of products incorporating such licensed technology.

We have also entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements. Pursuant to the R&D Agreement, we will make payments to Temple University in the aggregate amount of $500,000.

At December 31, 2008, we were in default in the amount of $716,500 under the License Agreements, maintenance fees, R & D Agreement and related penalties.  On January 9, 2009, we entered into a Letter Agreement with Temple University wherein Temple University granted to us an extension of time to cure the above-referenced breaches until March 31, 2009.  The Letter Agreement provides for payments of $100,000 on January 31, 2009, $100,000 on February 28, 2009 and $100,000 on March 31, 2009.  We made the January 31, 2009 payment but did not make the payment due on February 28, 2009.  On March 26, 2009, we received a written extension for both the February 28, 2009 payment and the March 31, 2009 payment until April 30, 2009. All additional amounts past due as of November 10, 2008 were to be re-negotiated on or before March 31, 2009, however, this has now been extended to April 30, 2009.  A penalty equal to 1% of the amount due and unpaid on the first day of each calendar month will be added to the outstanding amount due Temple University.

Fees due Temple University as of March 31, 2009 and 2008 were $828,750 and $418,250, respectively, and include all past due amounts and related penalties.  During the three months ended March 31, 2009 and 2008, the Company recorded $212,250, and $257,000, respectively, of fees due to Temple University.

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

Revenue Recognition

We have adopted Staff Accounting Bulletin 104, “Revenue Recognition” and therefore recognize revenue based upon meeting four criteria:

●	Persuasive evidence of an arrangement exists;

●	Delivery has occurred or services rendered;

●	The seller’s price to the buyer is fixed or determinable; and

●	Collectability is reasonably assured.

We contract with manufactures of fixed magnetic field products and sell them to various original equipment manufacturers in the motor vehicle and small utility motor markets. We negotiate an initial contract with the customer fixing the terms of the sale and then receives a letter of credit or full payment in advance of shipment. Upon shipment, we recognize the revenue associated with the sale of the products to the customer.

Long-lived assets

We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We periodically review the carrying values of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded for the three months ended September 30, 2008. We recorded an impairment of approximately $505,000 during the period from inception (February 18, 1998) through March 31, 2009.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. We adopted SFAS No. 123R effective January 1, 2006, and are using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. We account for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Recent Accounting Pronouncements

In December 2007, Financial Accounting Standards Board (FASB) Statement 141R, “Business Combinations (revised 2007)” (SFAS 141R”) was issued.  SFAS 141R replaces SFAS 141 “Business Combinations”.  SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) are not adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Litigation Involving Scottish Glen Golf Company

We were involved in litigation with Scottish Glen Golf Company, Inc. (SGGC) doing business as KZ Golf, Inc., our previous landlord on claims in the aggregate amount of $104,413.   We did not dispute the fact that certain amounts of unpaid past rent are due but did dispute that we owe the aggregate of $104,413 demanded by SGGC; more than half of which are purported “late fees” which was assessed at the rate of $100 per day.  It was the our position that the late fees are void and unenforceable and that the we are entitled to a set-off for office space that reverted back to SGGC.

On April 30, 2008 we and SGGC settled our pending litigation relating to our prior offices.  We agreed to pay SGGC $51,000 in full settlement of SGGC’s claims.  On May 28, 2008 the initial payment of $34,000 was made and on July 9, 2008 the final payment of $17,000 was made and the Complaint was dismissed, with prejudice.   We recorded $52,069 as other income and as a reduction of accounts payable.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K we filed with the SEC on March 31, 2009.

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

2007 Winter Offering

From December 27, 2008 through February 29, 2008, the Company conducted a private offering (the “2007 Winter Offering”) and issued Convertible Notes in the aggregate face amount of $521,400.  These Notes were sold for an aggregate purchase price of $474,000 net proceeds.  The Notes are convertible into 1,042,800 shares of the Company’s common stock and in addition, investors received warrants entitling the holders to purchase up to 521,400 shares of the Company’s common stock.  (See “Details of Recent Financing Transactions”).

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

2008 Winter Offering

From November 24, 2008 through December 5, 2008, the Company conducted a private offering (the “2008 Winter Offering”) and issued Convertible Notes in the aggregate face amount of $524,700.  These Notes were sold for an aggregate purchase price of $477,000 net proceeds.  The Notes are convertible into 3,086,470 shares of the Company’s common stock and in addition, investors received warrants entitling the holders to purchase up to 1,543,235 shares of the Company’s common stock.  (See “Details of Recent Financing Transactions”).

2009 Winter Offering I

From January 13, 2009 through January 26, 2009, the Company conducted a private offering (the “2009 Winter Offering I”) and issued Convertible Notes in the aggregate face amount of $250,000.  These Notes were sold for an aggregate purchase price of $250,000 net proceeds.  The Notes are convertible into 699,444 shares of the Company’s common stock and in addition, investors received warrants entitling the holders to purchase up to 347,722 shares of the Company’s common stock.  (See “Details of Recent Financing Transactions”).

2009 Winter Offering II

From February 4, 2009 through March 11, 2009, the Company conducted a private offering (the “2009 Winter Offering  II”) and issued Convertible Notes in the aggregate face amount of $247,302.  These Notes were sold for an aggregate purchase price of $224,820 net proceeds.  The Notes are convertible into 772,818 shares of the Company’s common stock and in addition, investors received warrants entitling the holders to purchase up to 386,409 shares of the Company’s common stock.  (See “Details of Recent Financing Transactions”).

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.

Other Issuances.

During the three months ended March 31, 2009, the Company issued 968,171 shares of common stock in exchange for conversion of $210,200 of Convertible Notes.

During the three months ended March 31, 2009, the Company issued 492,355 shares of common stock in exchange for services in the amount of $165,113.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

In April 2009, the Company issued 736,712 shares of common stock in exchange for conversion of $139,800 convertible notes.

On April 29, 2009, the Company received from Temple University a written extension of the January 9, 2009 Letter Agreement.  The extension provided by this notice shall be until May 29, 2009 and includes $100,000 that was due to Temple on February 28, 2009 and $100,000 that was due on March 30, 2009.  A total amount of $200,000 will be due to Temple on or before May 30, 2009.  All payments regarding past due amounts, with the exception of the prescribed payments, will be renegotiated on or before May 29, 2009.

On April 30, 2009, the Company closed its 2009 Spring Offering. From March 17, 2009, through April 30, 2009, Save the World Air, Inc. (the “Company”) conducted and concluded a private offering (the “Spring 2009 Offering”) of up to $300,000 aggregate face amount of its convertible notes (the “Spring 2009 Notes”) with 10 accredited investors. A total of $181,500 aggregate face amount of the Spring 2009 Notes were sold for an aggregate purchase price of $165,000.  While the stated interest rate on the Spring 2009 Notes is 0%, the actual interest rate on the Spring 2009 Notes is 10% per annum. The Spring 2009 Notes mature on the first anniversary of their date of issuance. The Spring 2009 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Spring 2009 Offering (the “Conversion Price”). Up to 672,222 Conversion Shares are initially issuable at a Conversion Price of $0.27 per share.

Each of the investors in the Spring 2009 Offering received, for no additional consideration, a warrant (the “Spring 2009 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Spring 2009 Notes are convertible (the “Warrant Shares”). Each Spring 2009 Warrant is exercisable on a cash basis only at an initial price of $0.50 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 336,111 Warrant Shares are initially issuable on exercise of the Spring 2009 Warrants.

In April 2009, two shareholders made loans to the Company in the amount of $72,000.  Terms are being negotiated.

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

SAVE THE WORLD AIR, INC.

Date: May 14, 2009	By:	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)