Form 10-Q
period 2009-06-30
SAVE THE WORLD AIR INC
filed 2009-08-14
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 11, 2009 was 65,676,057 shares.

SAVE THE WORLD AIR, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets
Cash	$5,195	$59,346
Other current assets	23,047	33,275
Total current assets	28,242	92,621
Property and Equipment, net of accumulated depreciation and amortization of $127,969 and $111,193, respectively	115,193	131,969
Other assets	11,020	11,250
Total assets	$154,455	$235,840

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable-related parties	$156,227	$93,003
Accounts payable-License Agreements	840,750	716,500
Accounts payable-other	501,310	384,467
Accrued expenses	1,022,976	803,795
Accrued professional fees	431,242	390,535
Loans payable-related parties and shareholders	162,341	78,280
Convertible debentures, net-related parties	39,782	12,466
Convertible debentures, net-others	847,253	290,659
Total current liabilities	4,001,881	2,769,705

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 65,508,160 and 62,940,891 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	65,508	62,941
Common stock to be issued (99,200 shares at June 30, 2009 and 97,059 shares at December 31, 2008 respectively)	33,750	16,500
Additional paid-in capital	41,328,142	40,129,758
Deficit accumulated during the development stage	(45,274,826)	(42,743,064)
Total stockholders’ deficiency	(3,847,426)	(2,533,865)
Total liabilities and stockholders’ deficiency	$154,455	$235,840

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,		For the Period From February 18, 1998 (Date of Inception) through
	2009	2008	2009	2008	June 30, 2009

Net sales	$-	$-	$-	$-	$69,000
Cost of goods sold	-	-	-	-	24,120
Gross profit	-	-	-	-	44,880

Operating expenses	594,604	519,860	1,435,422	1,280,002	31,362,362

Research and development expenses	15,220	62,692	262,060	322,362	5,720,653

Non-cash patent settlement costs	-	-	-	-	1,610,066

Loss before other income (expense)	(609,824)	(582,552)	(1,697,482)	(1,602,364)	(38,648,201)

Other income (expense)
Other income	-	11	-	563	(1,140)
Interest income	-	-	-	2	16,342
Interest expense	(369,720)	(161,556)	(834,280)	(488,559)	(6,788,586)
Loss on sale of equipment	-	-	-	(9,683)	(14,426)
Settlement of debt due Morale/Matthews	-	-	-	(927,903)	(927,903)
Settlement of litigation and debt	-	52,070	-	52,070	1,089,088

Net loss	$(979,544)	$(692,027)	$(2,531,762)	$(2,975,874)	$(45,274,826)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.06)

Weighted average shares outstanding, basic and diluted	65,037,789	44,938,165	64,504,305	46,979,175

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM FEBRUARY 18, 1998 (INCEPTION) TO JUNE 30, 2009

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO JUNE 30, 2009

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO JUNE 30, 2009

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO JUNE 30, 2009

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO JUNE 30, 2009

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO JUNE 30, 2009

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

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO JUNE 30, 2009

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2006		40,081,757	$40,082	$60,000	$29,430,821	$(30,427,597)	$(896,694)
Common stock issued previously paid for		2,597,524	2,598	(60,000)	57,402	—	—
Common stock to be issued for convertible debt	$.17 - $.53	1,910,711	1,911		524,569		526,480
Common stock issued for put of line of credit	$.27 - $.73	1,880,421	1,880		990,175		992,055
Common stock granted for services				4,000			4,000
Fair value of options issued to employees		—	—	—	67,592	—	67,592
Fair value of warrants issued for services					35,340		35,340
Fair value of warrants issued and intrinsic value of beneficial conversion associated with convertible notes					1,253,548		1,253,548
Fees paid on equity line of credit					(79,364)		(79,364)
Net loss		—	—	—	—	(6,262,743)	(6,262,743)
Balance, December 31, 2007		46,470,413	$46,471	$4,000	$32,280,083	$(36,690,340)	$(4,359,786)

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO JUNE 30, 2009

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

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO JUNE 30, 2009

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2008		62,940,891	$62,941	$16,500	$40,129,758	$(42,743,064)	$(2,533,865)
Common stock issued for convertible debt	0.15-0.50	2,014,914	2,015	(16,500)	430,614	—	416,129
Common stock issued for services	0.17-0.49	502,355	502	—	173,911	—	174,413
Common stock issued for settlement of accounts payable	0.27	50,000	50	33,750	13,450	—	47,250
Fair value of options issued as compensation	—	—	—	—	44,498	—	44,498
Fair value of warrants issued for note payable	—	—	—	—	1,248	—	1,248
Fair value of warrants issued and intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	534,663	—	534,663
Net loss	—	—	—	—	—	(2,531,762)	(2,531,762)
Balance, June 30, 2009 (unaudited)		65,508,160	$65,508	$33,750	41,328,142	$(45,274,826)	$(3,847,426)

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended		February 18, 1998
	June 30,	June 30,	(inception)
	2009	2008	To June 30, 2009
Cash flows from operating activities
Net loss	$(2,531,762)	$(2,975,874)	$(45,274,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	—	—	(1,017,208)
Settlement of debt due Morale/Matthews	—	927,903	927,903
Stock based compensation expense	45,746	43,636	3,660,667
Issuance of common stock for services	174,413	51,879	5,378,644
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Issuance of warrants for financing fees	—	116,913	152,253
Non-cash increase in convertible notes recorded as expense	—	89,470	163,962
Patent acquisition cost	—	—	1,610,066
Addition of Interest Expense to Convertible Note Principal	23,000	—	23,000
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	797,457	514,942	6,415,766
Amortization of deferred compensation	—	—	3,060,744
Loss on disposition of assets	—	9,683	14,426
Depreciation and amortization	16,776	19,447	409,905
Bad debt	—	1,380	1,380
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,380)
Inventory	—	—	—
Prepaid expenses and other	10,228	(15,870)	(23,047)
Other assets	230	(6,750)	(11,020)
Accounts payable and accrued expenses	610,880	167,869	4,298,491
Net cash used in operating activities	(853,032)	(1,055,372)	(19,668,817)

Cash flows from investing activities
Purchase of property and equipment	—	(345)	(553,452)
Proceeds from sale of equipment	—	17,477	17,478
Net cash provided by (used in) investing activities	—	17,132	(535,974)

Cash flows from financing activities
Net proceeds under equity line of credit	—	—	1,262,386
Increase (decrease) in payables to related parties and shareholder	84,061	2,442	694,125
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	714,820	534,000	7,175,243
Repayment of convertible notes	—	—	(226,250)
Net proceeds from issuance of common stock	—	532,325	10,787,274

Net cash provided by financing activities	798,881	1,068,767	20,209,986

Net increase (decrease) in cash	(54,151)	30,527	5,195
Cash, beginning of period	59,346	47,660	—

Cash, end of period	$5,195	$78,187	$5,195

(Continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Six months ended		February 18, 1998
	June 30,	June 30,	(inception) to
	2009	2008	June 30, 2009

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,584	$ 621	$137,983

Income taxes	$—	$—	$5,882

Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	—	3,202,931
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	—	—	515,000
Issuance of common stock in settlement of payable	47,250	—	147,731
Cancellation of stock	—	—	8,047
Conversion of accounts payable and accrued expenses to common stock issued	—	—	612,521
Conversion of related party debt to convertible debentures	—	—	45,000
Conversion of convertible debentures to common stock	416,129	—	5,347,808
Issuance of shares for settlement of loans and other payable to Morale/Matthews	—	2,783,711	2,783,711
Write off of deferred compensation	—	—	142,187
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	534,663	226,532	5,941,078

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

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

Going Concern

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of  $45,274,826 from February 18, 1998 (Inception) through June 30, 2009. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $2,531,762 and a negative cash flow from operations of $853,032 for the six months ended June 30, 2009, and had a working capital deficiency of $3,973,639 and a stockholders' deficiency of $3,847,426 at June 30, 2009.   The Company is currently unable to meet its cash obligations and is in default of certain of its convertible note agreements and its obligations under its license agreements with Temple University (see Note 8).   As a result, the Company's independent registered public accounting firm, in their report on the Company's 2008 consolidated financial statements, raised substantial doubt about the Company's ability to continue as a going concern.

Our operations to date have been funded through issuances of our common stock and convertible notes whereby we raised an aggregate $17,962,517 from February 18, 1998 (inception) through June 30, 2009. Based on our current operating plan, we believe that we do not have sufficient cash and cash equivalents to implement our operating plan. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

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

The Company has three product lines; MAG ChargR™ and ECO ChargR™, ELEKTRA™ and AOT (Applied Oil Technology).  The Company believes development of MAG ChargR is complete and it will be ready to be manufactured by the end of third quarter 2009.  We believe the ELEKTRA is nearing the end of the product development cycle which we believe will culminate in an upcoming SAE (Society of Automotive Engineers) test to prove and certify the level of fuel savings.  AOT is in the research and development phase.

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

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the six month periods ended June 30, 2009 and 2008, the dilutive impact of outstanding stock options of 4,551,225 and 1,901,225 respectively, and outstanding warrants of 10,396,328 and 13,319,020 have been excluded because their impact on the loss per share is anti-dilutive.

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

Fair value of financial instruments

Fair Value Measurements are determined by the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements” ("SFAS 157") as of January 1, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of SFAS 157 did not have a material impact on the Company's fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

 3.  Certain relationships and related transactions

Loans from related parties and shareholders

In May 2007, August 2007 and May 2009, a former officer and incumbent director of the Company loaned $31,404, $50,000 and $5,000 to the Company. These amounts are unsecured, bear interest at 6% per annum and are due on demand.  At June 30, 2009 and December 31, 2008, the balance of these loans including interest was $85,447 and 78,280, respectively.

In April 2009, a shareholder loaned $47,000 to the Company.  The loan is unsecured, bears interest at 10% and matured last June 23, 2009, as such, in default.  The loan also included the issuance of a warrant to purchase 10,000 shares of the Company’s common stock.  The warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance. The warrant was valued at $1,248 and was reflected as a financing cost in the accompanying statement of operations.  The balance owing at June 30, 2009 including interest was $47,876.

In April 2009, a shareholder loaned $25,000 to the Company.  The loan is unsecured, bears interest at 10%, per annum and is due on demand.  The balance owing at June 30, 2009 including interest was $25,418.

In June 2009 an officer and director of the Company loaned $3,600 which amount was outstanding at June 30, 2009.

Accounts Payable to related parties

As of June 30, 2009 and December 31, 2008, the Company had accounts payable to related parties in the amount of $156,227, which was composed of $109,776 in unpaid Directors Fees and $46,451 in unreimbursed expenses incurred by Officers and Directors.  As of December 31, 2008, the Company had accounts payable to related parties in the amount of $93,003, which was composed of $59,705 in unpaid Directors Fees, $33,298 in unreimbursed expenses incurred by Officers and Directors.

Marketing and promotional services agreement with related party

In July 2006, the Company entered into an agreement with SS Sales and Marketing Group (“SS Sales”), to provide exclusive marketing and promotional services in the western United States and western Canada  (the “Territory”) for the Company’s products.  The agreement has a term of five years unless sooner terminated by either party on 30 days’ notice.  In the event of termination, SS Sales will be entitled to receive all commissions payable through the date of termination.  SS Sales is owned by Nathan Shelton, who has served as one of the directors of the Company since February 12, 2007.  There were no payments made to SS Sales for the six month periods ending June 30, 2009 and 2008.

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

The fair value of the shares of common stock issued was determined to be $0.38 per share, based on the closing price of the Company’s common stock on January 31, 2008, for a total settlement of $2,820,320.  As a result of the issuance of shares of common stock, the Company incurred additional non-cash costs of $927,903 that have been reflected as costs to settle outstanding debt in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2008.

5.  Convertible Debentures

Convertible debentures consist of the following:

	Maturity dates	June 30, 2009	December 31, 2008

2007 Winter Offering	February 29, 2009	$—	$66,000

2008 Summer Offering	August 31, 2009	341,000	341,000

2008 Fall Offering	October 31, 2009	127,820	152,020

2008 Winter Offering	December 5, 2009	117,700	337,700

2009 Winter Offering – I	April 26, 2009	253,000	—

2009 Winter Offering – II	March 12, 2010	172,502	—

2009 Spring	April 30, 2010	170,500	—

2009 Summer	June 30, 2010	75,000	—

Sub-total		1,257,522	896,720
Less, remaining debt discount		(370,487)	(593,595)
		887,035	303,125

Less: Convertible debentures, net, related parties		(39,782)	(12,466)
Convertible debentures, net, others		$847,253	$290,659

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

Each of the investors in the 2008 Summer Offering received, for no additional consideration, a warrant (the “ 2008 Summer Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Summer Notes) are convertible (the “2008 Summer Warrant Shares”). Each 2008 Summer Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 711,764, 2008 Summer Warrant Shares are initially issuable upon exercise of the 2008 Summer Warrants.  As of June 30, 2009, investors have converted $143,000 of the Convertible Notes into 420,589 shares of the Company’s common stock.  The outstanding balance at June 30, 2009 was $341,000.

The aggregate value of the Summer 2008 Offering Warrants issued in connection with the August 31, 2008 closing were valued at $92,711 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.27%; dividend yield of 0%; volatility factors of the expected market price of common stock of 137.95%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $179,416.  The value of the 2008 Summer Offering Warrants, the beneficial conversion feature, and the transaction fees of $44,000 are considered as debt discount and are being amortized over the life of the Note.

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

Each of the investors in the 2008 Fall Offering received, for no additional consideration, a warrant (the “ 2008 Fall Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Fall Notes) are convertible (the “2008 Fall Warrant Shares”). Each 2008 Fall Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 660,734 2008 Fall Warrant Shares are initially issuable upon exercise of the 2008 Fall Warrants.  As of June 30, 2009, investors have converted $70,400 of the Convertible Notes into 469,333 shares of the Company’s common stock.  The outstanding balance at June 30, 2009 was $127,820.

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

Each of the investors in the 2008 Winter Offering received, for no additional consideration, a warrant (the “ 2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Winter Notes) are convertible (the “2008 Winter Warrant Shares”). Each 2008 Winter Warrant is exercisable on a cash basis only at a price of $0.30 per share, and is exercisable for a period of two years from the date of issuance.  Up to 1,543,235 2008 Winter Warrant Shares are initially issuable upon exercise of the 2008 Winter Warrants.  As of June 30, 2009, investors have converted $407,000 of the Convertible Notes into 2,394,117 shares of the Company’s common stock.  The outstanding balance at June 30, 2009 was $117,700.

The aggregate value of the Winter 2008 Offering Warrants issued in connection with the December 5, 2008 closing were valued at $168,925 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 3.42%; dividend yield of 0%; volatility factors of the expected market price of common stock of 153.56%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $308,075.  The value of the Winter 2008 Offering Warrants, the beneficial conversion feature, and the transaction fees of $47,700 are considered as debt discount and are being amortized over the life of the Note.

2009 Winter Offering I

From January 13, 2009, through January 26, 2009, Save the World Air, Inc. (the “Company”) conducted and concluded a private offering (the “Winter 2009 Offering I”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009 Notes”) with 8 accredited investors. A total of $250,000 aggregate face amount of the Winter 2009 Notes were sold for an aggregate purchase price of $250,000.  The Winter 2009 Notes bear interest at 10% per annum, payable at maturity. The Winter 2009 Notes mature three months from their date of issuance and are currently in default.  The Winter 2009 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 Offering (the “Conversion Price”). Up to 694,444 Conversion Shares are initially issuable at a Conversion Price of $0.36 per share.

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

As of June 30, 2009, investors have converted $20,000 of the Convertible Notes into 55,556 shares of the Company’s common stock. The outstanding balance at June 30, 2009 was $253,000 which was due on April 26, 2009.  The Company is currently negotiating an extension of these outstanding Notes.

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

The Company received $224,820 in net proceeds in the Winter 2009 #2 Offering which will be used for general corporate purposes and working capital. The aggregate value of the Winter 2009 #2 Offering Warrants issued in connection with the January 26, 2009 closing were valued at $62,028 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 0.70%; dividend yield of 0%; volatility factors of the expected market price of common stock of 136.76%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $162,792.  The value of the Winter 2009 #2 Offering Warrants, the beneficial conversion feature, and the transaction fees of $22,482 are considered as debt discount and are being amortized over the life of the Note.

As of June 30, 2009, investors have converted $74,800 of the Convertible Notes into 233,750 shares of the Company’s common stock. The outstanding balance at June 30, 2009 was $172,502.

2009 Spring Offering

On April 30, 2009, the Company closed its 2009 Spring Offering. From March 17, 2009, through April 30, 2009, the Company conducted and concluded a private offering (the “Spring 2009 Offering”) of up to $300,000 aggregate face amount of its convertible notes (the “Spring 2009 Notes”) with 11 accredited investors. A total of $181,500 aggregate face amount of the Spring 2009 Notes were sold for an aggregate purchase price of $165,000.  The Spring 2009 Notes mature on the first anniversary of their date of issuance, are convertible, at the option of the noteholder, into up to 672,222 shares of common stock of the Company at a conversion price of $0.27 per share.

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

The Company received $165,000 in net proceeds in the Spring 2009 Offering which will be used for general corporate purposes and working capital. The aggregate value of the Spring 2009 Offering Warrants issued in connection with the April 30, 2009 closing were valued at $39,994 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 0.94%; dividend yield of 0%; volatility factors of the expected market price of common stock of 156.39%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $96,827.  The value of the Spring 2009 Offering Warrants, the beneficial conversion feature, and the transaction fees of $16,500 are considered as debt discount and are being amortized over the life of the Note.

As of June 30, 2009, investors have converted $11,000 of the Convertible Notes into 40,740 shares of the Company’s common stock. The outstanding balance at June 30, 2009 was $170,500.

2009 Summer Offering

On June 9, 2009, we began conducting a private offering (the “Summer 2009 Offering”) of up to $500,000 aggregate face amount of our convertible notes (the “Summer 2009 Notes”) with interest compounded quarterly at the annual rate of seven percent (7%) payable at maturity.  As of June 30, 2009, 4 accredited investors had invested a total of $75,000 aggregate face amount of the Summer 2009 Notes for an aggregate purchase price of $75,000.  The Summer 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 300,000 shares of common stock of the Company at a conversion price of $0.25 per share.

Each of the investors in the Summer 2009 Offering will receive, for no additional consideration, a warrant (the “Summer 2009 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Summer 2009 Notes are convertible (the “Warrant Shares”).  Each Summer 2009 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable for a period of thirty six months.  Up to 300,000 Warrant Shares are initially issuable on exercise of the Summer 2009 Warrants. The Company will account for value of the warrants and any conversion feature of the notes when the offering is complete and the notes are issued and the final terms are known.

The outstanding balance at June 30, 2009 was $75,000.

6. Capital stock

During the six months ended June 30, 2009, the Company issued 2,014,914 shares of common stock in exchange for conversion of $416,129 of Convertible Notes.

During the six months ended June 30, 2009, the Company granted 502,355 shares of common stock in exchange for consulting services in the amount of $174,413.

7.  Stock options and warrants

Options

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At June 30, 2009, 2,698,775 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company of which 250,000 are still outstanding.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at June 30, 2009 was 8.2 years. Stock option activity for the period January 1, 2009 to June 30, 2009, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price

Options outstanding, January 1, 2009	4,601,225	$0.53
Options granted	—	—
Options exercised	(50,000)	0.27
Options forfeited	—	—
Options cancelled	—	—
Options outstanding, June 30, 2009	4,551,225	$0.54

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of June 30, 2009 were as follows:

	Outstanding Options			Exercisable Options
			Weighted		Weighted
Option		Life	Average Exercise		Average Exercise
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Price
$ 0.21 - $ 0.99	4,163,679	8.4	$0.46	3,913,679	$0.46
$ 1.00 - $ 1.99	327,546	5.8	$1.41	327,546	$1.41
$ 2.00 - $ 2.26	60,000	2.6	$2.26	60,000	$2.26
	4,551,225	8.2	$0.53	4,301,225	$0.54

As of June 30, 2009 the market price of the Company’s stock was $0.40 per share. Future unamortized compensation expense on the outstanding options at June 30, 2009 is $7,416.  At June 30, 2009, the aggregate intrinsic value of the options outstanding and exercisable was $315,000.

Black-Scholes value of options

During the six months ended June 30, 2009 and 2008, the Company valued options for pro-forma purposes at the grant date using the Black-Scholes pricing model with the following average assumptions:

	June 30,
	2009	2008

Expected life (years)	1.25	5.5
Risk free interest rate	1%	4.42%
Volatility	155%	124.57%
Expected dividend yield	0.00%	0.00%

The weighted average fair value for options granted in 2008 was $0.24.  During the six months ended June 30, 2009, no options were granted.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants from January 1, 2009 to June 30, 2009.
	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2009	10,400,003	$0.70
Warrants granted	1,079,743	0.50
Warrants exercised	—	—
Warrants cancelled	(1,083,418)	—
Warrants outstanding, June 30, 2009	10,396,328	$0.60

	Outstanding Warrants			Exercisable Warrants
Warrant			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$ 0.30 - $ 0.99	8,251,060	1.6	$0.48	8,251,060	$0.48
$ 1.00 - $ 1.99	2,057,966	2.4	$1.00	2,057,966	$1.00
$ 2.00 - $ 2.70	87,302	1.9	$2.70	87,302	$2.70
	10,396,328		$0.60	10,396,328	$0.60

As of June 30, 2009 the market value of the Company's stock was $0.40 per share, and the aggregate intrinsic value of the warrants outstanding was $-0-.

8.  Research and development

The Company has research and development facilities in Morgan Hill, California. The Company has tested products incorporating our ZEFS, MK IV and ELEKTRA technologies for multiple makes and models diesel engines, motorbikes, boats, generators, lawnmowers and other small engines.  The Company has purchased test vehicles, test engines and testing equipment. The Company incurred $262,060 and $322,362 for the six months ended June 30, 2009 and 2008, respectively, on its research and development activities.

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

The Company has also entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.  Pursuant to the R&D Agreement, the Company will make payments to Temple University in the aggregate amount of $500,000

At December 31, 2008, the Company was in default in the amount of $300,000 in connection with its payment obligations under the License Agreements and maintenance payments.  On November 10, 2008, the Company received written notice from Temple University of a material breach relating to required payments under the License Agreements.  The notice provides the Company with 60 days’ notice to cure the material breach.  The Company’s failure to cure could result in a termination of the License Agreements. If the termination occurs, the Company estimates this would have a material adverse impact on the Company’s financial condition and operations.  Under the License Agreements the Company is subject to a penalty of 1% per month of the amounts due and unpaid under the License Agreements.

At December 31, 2008, the Company was in default in the amount of $376,250 under the R&D Agreement.  On November 10, 2008, the Company received written notice of default from Temple University. The notice provides the Company with 60 days to cure the material breach.  The Company’s failure to cure the breach could result in the termination of the R&D Agreement.  If the termination occurs, the Company estimates this would have a material adverse impact on the Company’s financial condition and operations.

On January 9, 2009, the Company entered into a Letter Agreement with Temple University wherein Temple University granted to the Company an extension of time to cure the above-referenced breaches until March 31, 2009.  The Letter Agreement provides for payments of $100,000 on each of January 31, 2009, February 28, 2009 and March 31, 2009. The Company made the January 31, 2009 payment but did not make the payment due on February 28, 2009. On March 26, 2009, the Company received a written extension for both the February 28, 2009 payment and the March 31, 2009 payment until April 30, 2009.  All additional amounts past due as of December 31, 2008 and additional License and Maintenance Fees of $200,000 which became due the first quarter of 2009  were to be re-negotiated on or before April, 2009, however, this has now been extended to September 30, 2009. (See Note 10)

At June 30, 2009, the Company owed to Temple University a total of $400,000 for the License Agreements and Maintenance Fees; $376,250 for thee R&D Agreement and $64,500 in penalties for a total of $840,750. A penalty equal to 1% of the amount due and unpaid on the first day of each calendar month will be added to the outstanding amount due Temple University.

The Company has provided for all past due amounts in the financial statements at June, 2009 and December 31, 2008.  Fees due Temple University as of June 30, 2009 and December 31, 2008 were $840,750 and $716,500, respectively, and are included in accounts payable-Temple University in the accompanying condensed consolidated financial statements.  During the six months ended June, 2009 and 2008, the Company recorded $224,250 and $316,750, respectively, of fees and penalties due to Temple University.

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

On April 30, 2008 the Company and SGGC settled their pending litigation relating to the Company’s prior offices.  The Company paid to SGGC $51,000 in full settlement of SGGC’s claims.  On May 28, 2008 the initial payment of $34,000 was made and on July 9, 2008 the final payment of $17,000 was made and the Complaint was dismissed, with prejudice.   The Company recorded $52,069 as other income and as a reduction of accounts payable.

10.  Subsequent events

On April 29, 2009, the Company received from Temple University a written extension of the January 9, 2009 Letter Agreement.  The agreement provides an extension of the $100,000 due to Temple on February 28, 2009 and $100,000 due March 30, 2009 to May 29, 2009.  The Company expects that all payments regarding past due amounts, with the exception of the prescribed payments, will be renegotiated on or before May 29, 2009.  On August 12, 2009 the Company received an extension until September 30, 2009.

 On June 9, 2009, the Company began conducting a private offering (the “Summer 2009 Offering”) of up to $500,000 aggregate face amount of its convertible notes (the “Summer 2009 Notes”) with interest compounded quarterly at the annual rate of seven percent (7%) payable at maturity.  As of  June 30, 2009, 4 accredited investors had invested a total of $75,00000 aggregate face amount of the Spring 2009 Notes for an aggregate purchase price of $75,,000.  The Summer 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 300,000 shares of common stock of the Company at a conversion price of $0.25 per share.

Each of the investors in the Summer 2009 Offering will receive, for no additional consideration, a warrant (the “Summer 2009 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Summer 2009 Notes are convertible (the “Warrant Shares”).  Each Summer 2009 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable for a period of thirty six months.  Up to 300,000 Warrant Shares are initially issuable on exercise of the Spring 2009 Warrants.

Subsequent to June 30, 2009, the Company has received from 2 accredited investors a total of $50,000 which will be convertible, at the option of  the noteholders, into up to 125,000 shares of the common stock of the Company and for no additional consideration a warrant will be issued entitling the holder to purchase 125,000a of shares of the Company’s common stock.  The original closing date of June 30, 2009 has been extended to August 31, 2009.

In August, 2009, an officer and director advanced to the Company $13,500, repayable upon demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our first revenues have come from initial sales in Asia for our ECO ChargR product in the motorcycle industry. We plan on commencing sales of ECO ChargR to customers in the United States in the motorcycle industry in third quarter of 2009. We also plan on commencing initial sales of our MAG ChargR product in the United States in the automobile and motorcycle industry in the third quarter of 2009.  See “Recent Developments” and “Sales and Marketing” below.

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

We are a development stage company that generated its first initial revenues in the fourth quarter of 2006. Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2008 and the first six months of 2009 and will need to raise substantial additional capital in the balance of 2009, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

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

Results of Operations

We did not generate any revenue for the three-month period and six month period ended June 30, 2009 and 2008.

Operating expenses were $594,604 for the three-month period ended June 30, 2009, compared to $519,860 for the three-month period ended June 30, 2008, an increase of $74,744. This increase is attributable to increases in cash expenses of $51,564 and non-cash expenses of $23,180. Specifically, the cash expense increase is attributable to increases in consulting and professional fees ($25,825), salaries and benefits ($16,861) and miscellaneous office expenses ($14,135), offset by decreases in travel expenses ($4,523) and corporate expenses ($734). The increase in non-cash expenses is primarily attributable to increases in value of stocks issued for services ($22,800) and valuation of warrants and options given as compensation ($1,179), offset by a decrease in depreciation ($799).

Operating expenses were $1,435,422 for the six-month period ended June 30, 2009, compared to $1,280,002 for the six-month period ended June 30, 2008, an increase of $155,420. This increase is attributable to an increase in cash expenses of $256,933, offset by a decrease in non-cash expenses of $101,513. The increase in cash expenses is attributable to increases in consulting and professional fees ($164,460), salaries and benefits ($62,900) and office and other expenses ($31,124), offset by a decrease in travel and corporate expense ($1,551). The non-cash decrease is attributable to a decrease in common stock issued for services ($99,072), depreciation ($2,671) and bad debt ($1,380), offset by an increase in valuation of options and warrants given to employees and consultant ($1,610).

Research and development expenses were $15,220 for the three-month period ended June 30, 2009, compared to $62,692 for the three-month period ended June 30, 2008, a decrease of $47,472. This decrease is mainly attributable to a decrease in contract fees ($47,750) offset by and increase in product testing, research and supplies ($278).

Research and development expenses were $262,060 for the six-month period ended June 30, 2009, compared to $322,362 for the six-month period ended June 30, 2008, a decrease of $60,302. This decrease is attributable to a decrease in contract fees (92,500), offset by and increase in product testing, research and supplies ($32,198).

Other expense for the three-month period ended June 30, 2009 were $369,720, compared to $109,475 for the three-month period ended June 30, 2008, an increase of $260,245. This increase is attributable to an increase in non-cash interest expense ($206,950), cash interest expense ($1,215), and decrease in other income ($52,080).

Other expense for the six-month period ended June 30, 2009 were $834,280, compared to $1,373,510 for the six-month period ended June 30, 2008, a decrease of $539,230. This decrease is attributable to decreases in non-cash interest expense ($582,127), loss on sale of equipment ($9,683) and cash interest expense ($55), offset by decrease in other income ($52,635).

We had a net loss of $979,544, or $0.02 per share, for the three-month period ended June 30, 2009, compared to a net loss of $692,027, or $0.02 per share, for the three-month period ended June 30, 2008. We had a net loss of $2,531,762, or $0.04 per share, for the six-month period ended June 30, 2009, compared to a net loss of $2,975,874, or $0.06 per share, for the six-month period ended June 30, 2008. We expect to incur additional net loss in the fiscal year ending December 31, 2009, primarily attributable to continued operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

General

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of  $45,274,826 from February 18, 1998 (Inception) through June 30, 2009. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $2,531,762 and a negative cash flow from operations of $853,032 for the six months ended June 30, 2009, and had a working capital deficiency of $3,973,639 and a stockholders' deficiency of $3,847,426 at June 30, 2009.   The Company is currently unable to meet its cash obligations and is in default of certain of its convertible note agreements and its obligations under its license agreements with Temple University (see Note 8).   As a result, the Company's independent registered public accounting firm, in their report on the Company's 2008 consolidated financial statements, raised substantial doubt about the Company's ability to continue as a going concern.

Our operations to date have been funded through issuances of our common stock, convertible notes and preferred stock whereby we raised an aggregate $19,149,903 from February 18, 1998 (inception) through June 30, 2009. Based on our current operating plan, we believe that we do not have sufficient cash and cash equivalents to implement our operating plan. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

Accelerating our business plan is predicated on closure of our bridge financing.  We have suffered delays associated with a new relationship that committed to do our bridge financing all the way back to the end of March 2009.  STWA endured a due diligence process which was then underwritten and approved for market July, 1st 2009. Regardless of the performance associated with our primary financiers management has been able to cultivate $175,000 of the bridge on its own and will continue to do so as a secondary measure of financing.  Management has also supplemented the bridge with other possible sources of funding which could precipitate at any moment.  During the past several months, executives have contributed approximately $30,000 of their own unsecured dollars in support of the company.

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
.
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

As of June 30, 2009, investors have converted $521,400 of the Convertible Notes into 1,042,800 shares of the Company’s common stock.  There was no outstanding balance at June 30, 2009.

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

As of June 30, 2009, the investor converted $66,000 of the Convertible Notes into 132,000 shares of the Company’s common stock.  There was no outstanding balance at June 30, 2009.

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

As of June 30, 2009, investors have converted $143,000 of the Convertible Notes into 420,589 shares of the Company’s common stock.  The outstanding Convertible Note balance at June 30, 2009 was $341,000.

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

As of June 30, 2009, investors have converted $70,400 of the Convertible Notes into 469,333 shares of the Company’s common stock.  The outstanding Convertible Note balance at June 30, 2009 was $127,820.

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

As of June 30, 2009, investors have converted $407,000 of the Convertible Notes into 2,394,117 shares of the Company’s common stock.  The outstanding Convertible Note balance at June 30, 2009 was $117,700.

2009 Winter Offering #1.  From January 13, 2009, through January 26, 2009, we conducted and concluded a private offering (the “Winter 2009 Offering”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009 Notes”) with 8 accredited investors. A total of $250,000 aggregate face amount of the Winter 2009 Notes were sold for an aggregate purchase price of $250,000.  The Winter 2009 Notes bear interest at 10% per annum, payable at maturity. The Winter 2009 Notes mature three months from their date of issuance. The Winter 2009 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 Offering (the “Conversion Price”). Up to 694,444 Conversion Shares are initially issuable at a Conversion Price of $0.36 per share.

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

As of June 30, 2009, investors have converted $20,000 of the Convertible Notes into 55,556 shares of the Company’s common stock. The outstanding Convertible Note balance at June 30, 2009 was $253,000.

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

 We received $224,820 in net proceeds in the Winter 2009 #2 Offering which will be used for general corporate purposes and working capital.  The aggregate value of the Winter 2009 #2 Offering Warrants issued in connection with the January 26, 2009 closing were valued at $62,028 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 0.70%; dividend yield of 0%; volatility factors of the expected market price of common stock of 136.76%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $161,792.  The value of the Winter 2009 Offering Warrants, the beneficial conversion feature, and the transaction fees of $22,482 are considered as debt discount and are being amortized over the life of the Note.

As of June 30, 2009, investors have converted $74,800 of the Convertible Notes into 233,750 shares of the Company’s common stock. The outstanding Convertible Note balance at June 30, 2009 was $172,502.

2009 Spring Offering.  From March 17, 2009 through April 30, 2009, we conducted and concluded a private offering (the “Spring 2009 Offering”) of up to $300,000 aggregate face amount of its convertible notes (the “Spring 2009 Notes”) with 11 accredited investors. A total of $181,500 aggregate face amount of the Spring 2009 Notes were sold for an aggregate purchase price of $165,000.  The Spring 2009 Notes mature on the first anniversary of their date of issuance, are convertible, at the option of the noteholder, into up to 672,222 shares of common stock of the Company at a conversion price of $0.27 per share.

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

We received $165,000 in net proceeds in the Spring 2009 Offering which will be used for general corporate purposes and working capital. The aggregate value of the Spring 2009 Offering Warrants issued in connection with the April 30, 2009 closing were valued at $39,994 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 0.94%; dividend yield of 0%; volatility factors of the expected market price of common stock of 156.39%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $96,827.  The value of the Spring 2009 Offering Warrants, the beneficial conversion feature, and the transaction fees of $16,500 are considered as debt discount and are being amortized over the life of the Note.

As of June 30, 2009, investors have converted $11,000 of the Convertible Notes into 40,740 shares of the Company’s common stock. The outstanding balance at June 30, 2009 was $170,500.

2009 Summer Offering.  On June 9, 2009, we began conducting a private offering (the “Summer 2009 Offering”) of up to $500,000 aggregate face amount of our convertible notes (the “Summer 2009 Notes”) with interest compounded quarterly at the annual rate of seven percent (7%) payable at maturity.  As of June 30, 2009, 4 accredited investors had invested a total of $75,000 aggregate face amount of the Summer 2009 Notes for an aggregate purchase price of $75,000.  The Summer 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 300,000 shares of common stock of the Company at a conversion price of $0.25 per share.

Each of the investors in the Summer 2009 Offering will receive, for no additional consideration, a warrant (the “Summer 2009 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Summer 2009 Notes are convertible (the “Warrant Shares”).  Each Summer 2009 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable for a period of thirty six months.  Up to 300,000 Warrant Shares are initially issuable on exercise of the Summer 2009 Warrants.

The outstanding balance at June 30, 2009 was $75,000.

Contractual Obligations

The following table discloses our contractual commitments for future periods. Long-term commitments are comprised of operating leases and minimum guaranteed compensation payments under employment and other agreements. (See Note 9 in Notes to Condensed Consolidated Financial Statements).

Year ending December 31,	Operating Leases(1)	Guaranteed Payments
2009	$32,080	$114,633	(2)
2010	$43,560	$142,567	(3)
2011	$—	$—

	$75,640	$257,200

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
.
License agreements with Temple University

In 2007, we entered into three License Agreements with Temple University covering Temple University’s current patent applications concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution, and concerning electric field effects on crude oil and edible oil viscosity.  Initially, the License Agreements are exclusive and the territory licensed to us is worldwide.  Pursuant to the License Agreements, we agreed to pay Temple University license fees in the aggregate amount of $300,000 as follows: $50,000 was due November 1, 2006, $100,000 was due on March 2, 2007, $75, 000 was due February 2, 2008 and $75,000 was due on February 2, 2009.  Annual maintenance fees of $25,000 for the first license were due on November 1, 2007 and November 1, 2008.  Annual maintenance payments of $125,000 for two of the licenses were due January 1, 2008.  In addition, each License Agreement provides that we will pay royalties to Temple University on net sales of products incorporating such licensed technology.

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

At December 31, 2008, we were in default in the amount of $716,500 under the License Agreements, maintenance fees, R & D Agreement and related penalties.  On January 9, 2009, we entered into a Letter Agreement with Temple University wherein Temple University granted to us an extension of time to cure the above-referenced breaches until March 31, 2009.  The Letter Agreement provides for payments of $100,000 on January 31, 2009, $100,000 on February 28, 2009 and $100,000 on March 31, 2009.  We made the January 31, 2009 payment but did not make the payment due on February 28, 2009.  On March 26, 2009, we received a written extension for both the February 28, 2009 payment and the March 31, 2009 payment until April 30, 2009. All additional amounts past due as of November 10, 2008 were to be re-negotiated on or before March 31, 2009, however, this was   been extended to April 30, 2009. All additional amounts past due as of December 31, 2008 and additional License and Maintenance Fees of $200,000 which became due in the first quarter of 2009 were to be re-negotiated on or before April 30, 2009, however, this has now been extended to September 30, 2009  A penalty equal to 1% of the amount due and unpaid on the first day of each calendar month will be added to the outstanding amount due Temple University.

Fees due Temple University as of June 30, 2009 and 2008 were $840,750 and $418,250, respectively, and include all past due amounts and related penalties.  During the six months ended June 30, 2009 and 2008, the Company recorded $224,250, and $316,750, respectively, of fees due to Temple University.

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

Long-lived assets

We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We periodically review the carrying values of long-lived assets to determine whether or not impairment to such value has occurred. No impairments were recorded for the six months ended June 30, 2009. We recorded an impairment of approximately $505,000 during the period from inception (February 18, 1998) through June 30, 2009.

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

On April 30, 2008 we and SGGC settled our pending litigation relating to our prior offices.  We paid to SGGC $51,000 in full settlement of SGGC’s claims.  On May 28, 2008 the initial payment of $34,000 was made and on July 9, 2008 the final payment of $17,000 was made and the Complaint was dismissed, with prejudice.   We recorded $52,069 as other income and as a reduction of accounts payable.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K we filed with the SEC on March 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Morale OrchardsTransaction

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

2007 Winter Offering

From December 27, 2008 through February 29, 2008, we conducted a private offering (the “2007 Winter Offering”) and issued Convertible Notes in the aggregate face amount of $521,400.  These Notes were sold for an aggregate purchase price of $474,000 net proceeds.  The Notes are convertible into 1,042,800 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 521,400 shares of our common stock.  (See “Details of Recent Financing Transactions”).

2008 Spring Offering

On May 27, 2008 we conducted a private offering (the “2008 Spring Offering”) and issued a Convertible Note in the aggregate face amount of $66,000.  This note was sold for an aggregate purchase price of $60,000 net proceeds.  The Note is convertible in to 132,000 shares of our common stock and in addition, the investor received warrants entitling the holder to purchase up to 66,000 shares of our common stock.  (See “Details of Recent Financing Transactions”).

2008 Summer Offering

From July 17, 2008 through August 31, 2008, we conducted a private offering (the “2008 Summer Offering”) and issued Convertible Notes in the aggregate face amount of $484,000.  These Notes were sold for an aggregate purchase price of $440,000 net proceeds.  The Notes are convertible into 1,423,530 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 711,764 shares of our common stock.  (See “Details of Recent Financing Transactions”).

2008 Winter Offering

From November 24, 2008 through December 5, 2008, the we conducted a private offering (the “2008 Winter Offering”) and issued Convertible Notes in the aggregate face amount of $524,700.  These Notes were sold for an aggregate purchase price of $477,000 net proceeds.  The Notes are convertible into 3,086,470 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 1,543,235 shares of our common stock.  (See “Details of Recent Financing Transactions”).

2009 Winter Offering I

From January 13, 2009 through January 26, 2009, we conducted a private offering (the “2009 Winter Offering I”) and issued Convertible Notes in the aggregate face amount of $250,000.  These Notes were sold for an aggregate purchase price of $250,000 net proceeds.  The Notes are convertible into 699,444 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 347,722 shares of our common stock.  (See “Details of Recent Financing Transactions”).

2009 Winter Offering II

From February 4, 2009 through March 11, 2009, we conducted a private offering (the “2009 Winter Offering  II”) and issued Convertible Notes in the aggregate face amount of $247,302.  These Notes were sold for an aggregate purchase price of $224,820 net proceeds.  The Notes are convertible into 772,818 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 386,409 shares of our common stock.  (See “Details of Recent Financing Transactions”).

2009 Spring Offering

From March 17, 2009 through April 30, 2009, we conducted a private offering (the “2009 Winter Spring”) and issued Convertible Notes in the aggregate face amount of $181,500.  These Notes were sold for an aggregate purchase price of $165,000 net proceeds.  The Notes are convertible into 672,222 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 336,111 shares of our common stock.  (See “Details of Recent Financing Transactions”).

2009 Summer Offering

On June 9, 2009, we began conducting a private offering (the “Summer 2009 Offering”) of up to $500,000 aggregate face amount of our convertible notes (the “Summer 2009 Notes”) with interest compounded quarterly at the annual rate of seven percent (7%) payable at maturity.  As of June 30, 2009, 4 accredited investors had invested a total of $75,000 aggregate face amount of the Summer 2009 Notes for an aggregate purchase price of $75,000.  (See “Details of Recent Financing Transactions”)

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.

Other Issuances.

During the six months ended June 30, 2009, we issued 1,917,855 shares of common stock in exchange for conversion of $416,000 of Convertible Notes.

During the six months ended June 30, 2009, we issued 502,355 shares of common stock in exchange for services in the amount of $174,413.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On April 29, 2009, the Company received from Temple University a written extension of the January 9, 2009 Letter Agreement.  The agreement provides an extension of the $100,000 due to Temple on February 28, 2009 and $100,000 due March 30, 2009 to May 29, 2009.  The Company expects that all payments regarding past due amounts, with the exception of the prescribed payments, will be renegotiated on or before May 29, 2009.  On August 12, 2009 the Company received an extension until September 30, 2009.

Subsequent to June 30, 2009, we has received from 2 accredited investors a total of $50,000 which will be convertible, at the option of  the noteholders, into up to 125,000 shares of the our common stock and for no additional consideration a warrant will be issued entitling the holder to purchase 125,000a of shares of our common stock.  The original closing date of June 30, 2009 has been extended to August 31, 2009.

In August, 2009, an officer and director advanced us $13,500 repayable upon demand.

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

SAVE THE WORLD AIR, INC.

Date: August 14, 2009	By:	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)