Form 10-K/A
period 2008-12-31
SAVE THE WORLD AIR INC
filed 2009-11-12
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  were ineffective as of December 31, 2008, due to the material weaknesses in our internal control over financial reporting described below.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Internal control consists of procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

We identified certain matters that constitute material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Annual Report on Internal Control Over Financial Reporting below.

In light of the material weaknesses in internal control over financial reporting described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles.  Despite material weaknesses in our internal control over financial reporting, we believe that the financial statements included in our Form 10-K for the period ended December 31, 2008 fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

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

Our Chief Executive Officer, Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on that assessment, we have identified the following material weaknesses and have implemented the following remediation of material weaknesses in internal control over financial reporting:

Lack of segregation of duties

We have limited staff in our corporate offices and, as such, there is a lack of segregation of duties.  In December 2006 our Controller retired and in January 2007 our Chief Financial officer retired due to medical problems.  We have subsequently hired an Interim Chief Financial Officer and a full-time Controller and our former Controller provides certain financial consulting services.

Lack of documented and reviewed system of internal control

We have an internal control weakness due to the lack of a documented and reviewed system of internal control.  We have determined that to perform the processes and remediate this internal control deficiency, we will either need to engage an internal control consultant or reassign existing personnel.  We have started to enhance some of our key internal control systems surrounding inventory purchasing and control, and to document those changes; however, this process is on-going and the implementation of policies and procedures may take several quarters.

As a result of the material weaknesses described above, management concluded that, as of December 31, 2008, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

We have retained a consulting firm and are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete a review during 2009 to comply with the requirements of the SEC, which as required by SEC rules, will include an opinion from our auditors regarding management’s report on internal control over financial reporting for our fiscal year ending 2009.  We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan.  It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Save The World Air, Inc.
	By:	/s/ CECIL BOND KYTE
Cecil Bond Kyte
Date: November 12 , 2009		Chief Executive Officer

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

NAME	TITLE	DATE
/s/ CECIL BOND KYTE	Chief Executive Officer and Chairman of the Board of Directors	November 12 , 2009
Cecil Bond Kyte
/s/ CHARLES R. BLUM	President	November 12 , 2009
Charles R. Blum
/s/ EUGENE E. EICHLER	Interim Chief Financial Officer	November 12, 2009
Eugene E. Eichler
/s/ JOHN PRICE	Director	November 12, 2009
John Price
/s/ NATHAN SHELTON	Director	November 12, 2009
Nathan Shelton
/s/ STEVEN BOLIO	Director	November 12, 2009
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