Form 10-Q
period 2009-09-30
SAVE THE WORLD AIR INC
filed 2009-11-16
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of  November 12, 2009 was 69,627,597 shares.

SAVE THE WORLD AIR, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (unaudited)	December 31, 2008

ASSETS

Current assets
Cash	$8,378	$59,346
Other current assets	13,195	33,275
Total current assets	21,573	92,621
Property and Equipment, net of accumulated depreciation and amortization of $136,149 and $111,193, respectively	107,013	131,969
Other assets	11,020	11,250
Total assets	$139,606	$235,840

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable-related parties	$170,750	$93,003
Accounts payable-License Agreements	852,750	716,500
Accounts payable-other	497,269	384,467
Accrued expenses	1,126,119	803,795
Accrued professional fees	455,999	390,535
Loans payable-related parties and shareholders	102,628	78,280
Convertible debentures, net-related parties	56,832	12,466
Convertible debentures, net-others	898,545	290,659
Total current liabilities	$4,160,892	2,769,705

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 65,959,620 and 62,940,891 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	65,960	62,941
Common stock to be issued (97,059 shares at December 31, 2008)	-	16,500
Additional paid-in capital	41,938,994	40,129,758
Deficit accumulated during the development stage	(46,026,240)	(42,743,064)
Total stockholders’ deficiency	(4,021,286)	(2,533,865)
Total liabilities and stockholders’ deficiency	$139,606	$235,840

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,				Nine months ended September 30,			For the Period From February 18, 1998 (Date of Inception) through
	2009		2008		2009		2008	September 30, 2009

Net sales	$-		$-		$-		$-	$69,000
Cost of goods sold	-		-		-		-	24,120
Gross profit	-		-		-		-	44,880

Operating expenses	488,281		1,148,887		1,923,703		2,428,889	31,850,643

Research and development expenses	12,517		109,822		274,577		432,184	5,733,170

Non-cash patent settlement costs		-	-			-	-	1,610,066

Loss before other income (expense)	(500,798)		(1,258,709)		(2,198,280)		(2,861,073)	(39,148,999)

Other income (expense)
Other income (expense)	-		(30)		-		533	(1,140)
Interest income	-		-		-		2	16,342
Interest expense	(250,616)		(220,400)		(1,084,896)		(708,959)	(7,039,202)
Loss on sale of equipment	-		-				(9,683)	(14,426)
Settlement of debt due Morale/Matthews		-		-		-	(927,903)	(927,903)
Settlement of litigation and debt	-		-		-		52,070	1,089,088

Net loss	$(751,414)		$(1,4,79,139)		$(3,283,176)		$(4,455,013)	$(46,026,240)

Net loss per share, basic and diluted	$(0.01)		$(0.03)		$(0.05)		$(0.10)

Weighted average shares outstanding, basic and diluted	65,653,349		47,312,880		64,891,529		45,374,117

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM FEBRUARY 18, 1998 (INCEPTION) TO SEPTEMBER 30, 2009

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO SEPTEMBER 30, 2009

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO SEPTEMBER 30, 2009

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO SEPTEMBER 30, 2009

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO SEPTEMBER 30, 2009

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO SEPTEMBER 30, 2009

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO SEPTEMBER 30, 2009

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO SEPTEMBER 30, 2009

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

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO SEPTEMBER 30, 2009

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2008		62,940,891	$62,941	$16,500	$40,129,758	$(42,743,064)	$(2,533,865)
Common stock issued for convertible debt	0.15 - 0.50	2,165,026	2,165	(16,500)	474,464	—	460,129
Common stock issued for services	0.17 - 0.49	340,000	340	—	137,160	—	137,500
Common stock issued for settlement of accounts payable	0.27	430,370	431	0	103,983	—	104,414
Common stock issued upon exercise of options	0.27	83,333	83	0	22,417	—	22,500
Fair value of warrants issued for note payable	—	—			1,248		1,248
Fair value of options issued as compensation	—	—	—	—	67,801	—	67,801
Fair value of warrants issued and intrinsic value of beneficial conversion associated with convertible notes	—	—	—	—	1,002,163	—	1,002,163
Net loss	—	—	—	—	—	(3,283,176)	(3,283,176)
Balance, September 30, 2009 (unaudited)		65,959,620	$65,960	$—	$41,938,994	$(46,026,240)	$(4,021,286)

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended		February 18, 1998
	September 30,	September 30,	(inception) to
	2009	2008	September 30, 2009
Cash flows from operating activities
Net loss	$(3,283,176)	$(4,455,013)	$(46,026,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	-	-	505,000
Settlement of litigation and debt	-	-	(1,017,208)
Settlement of debt due Morale/Matthews	-	927,903	927,903
Stock based compensation and warrant expense	67,801	599,754	3,682,723
Issuance of common stock for services	137,500	51,879	5,341,731
Issuance of options for legal settlement	-	-	31,500
Issuance of warrants for legal settlement	-	-	4,957
Issuance of warrants for financing fees	1,248	116,913	153,501
Non-cash increase in convertible notes recorded as expense	-	89,470	163,962
Patent acquisition cost	-	-	1,610,066
Addition of Interest Expense to Convertible Note Principal	58,100	-	58,100
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	994,476	733,805	6,612,785
Amortization of deferred compensation	-	-	3,060,744
Loss on disposition of assets	-	9,683	14,426
Depreciation and amortization	24,956	28,551	418,085
Bad debt	-	1,380	1,380
Changes in operating assets and liabilities:
Accounts receivable	-	-	(1,380)
Other current assets	20,080	(14,292)	(13,195)
Other assets	230	(6,750)	(11,020)
Accounts payable and accrued expenses	841,501	430,111	4,529,111
Net cash used in operating activities	(1,137,284)	(1,486,606)	(19,953,069)

Cash flows from investing activities
Purchase of property and equipment	-	(345)	(553,452)
Proceeds from sale of equipment	-	17,478	17,478
Net cash provided by (used in) investing activities	-	17,133	(535,974)

Cash flows from financing activities
Net proceeds under equity line of credit	-	-	1,262,386
Increase (decrease) in payables to related parties and shareholder	24,348	(6,387)	634,412
Advances from founding executive officer	-	-	517,208
Net proceeds from issuance of convertible notes and warrants	1,107,320	974,000	7,567,743
Repayment of convertible notes	(45,352)	-	(271,602)
Net proceeds from issuance of common stock	-	532,325	10,787,274
Net cash provided by financing activities	1,086,316	1,499,938	20,497,421

Net increase (decrease) in cash	(50,968)	30,465	8,378
Cash, beginning of period	59,346	47,660	—

Cash, end of period	$8,378	$78,125	$8,378

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Nine months ended		February 18, 1998
	September 30,	September 30,	(inception) to
	2009	2008	September 30, 2009

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$9,736	$988	$146,135

Income taxes	$-	$-	$5,882

Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$-	$-	$505,000
Deferred compensation for stock options issued for services	-	-	3,202,931
Purchase of property and equipment financed by advance from related party	-	-	3,550
Conversion of related party debt to equity	--	-	515,000
Issuance of common stock in settlement of payable	104,414	-	204,895
Cancellation of stock	-	-	8,047
Conversion of accounts payable and accrued expenses to common stock issued	-	-	612,521
Conversion of related party debt to convertible debentures	-	-	45,000
Conversion of convertible debentures to common stock	460,129	-	5,391,808
Issuance of shares for settlement of loans and other payable to Morale/Matthews	-	2,783,711	2,783,711
Write off of deferred compensation	-		142,187
Non-cash equity-warrant valuation and intrinsic value of beneficial conversion associated with convertible notes	1,002,163	314,460	6,408,578
Proceeds of exercise of options applied to accounts payable	22,500	-	22,500

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

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

Going Concern

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of  $46,026,240 from February 18, 1998 (Inception) through September 30, 2009. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $3,283,176 and a negative cash flow from operations of $1,137,284 for the nine months ended September 30, 2009, and had a working capital deficiency of $4,139,319 and a stockholders' deficiency of $4,021,286 at September 30, 2009.   The Company is currently unable to meet its cash obligations and is in default of certain of its convertible note agreements and its obligations under its license agreements with Temple University (see Note 8).   As a result, the Company's independent registered public accounting firm, in their report on the Company's 2008 consolidated financial statements, raised substantial doubt about the Company's ability to continue as a going concern.

Our operations to date have been funded through issuances of our common stock and convertible notes whereby we raised an aggregate $18,355,017 from February 18, 1998 (inception) through September 30, 2009. Based on our current operating plan, we believe that we do not have sufficient cash and cash equivalents to implement our operating plan. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

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

The Company has three product lines; MAG ChargR™ and ECO ChargR™, ELEKTRA™ and AOT (Applied Oil Technology).  The Company believes development of MAG ChargR is complete and it will be ready to be manufactured by the end of the fourth quarter 2009.  We believe the ELEKTRA is nearing the end of the product development cycle which we believe will culminate in an upcoming SAE (Society of Automotive Engineers) test to prove and certify the level of fuel savings.  AOT is in the research and development phase.

The Company was incorporated on February 18, 1998, as a Nevada corporation, under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999, following the acquisition of marketing and manufacturing rights of the ZEFS technologies.

2.  Summary of significant accounting policies

Development stage enterprise

The Company is a development stage enterprise.  All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

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

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the nine month periods ended September 30, 2009 and 2008, the dilutive impact of outstanding stock options of 4,851,225 and 4,301,225 respectively, and outstanding warrants of 11,847,436 and 11,676,034 have been excluded because their impact on the loss per share is anti-dilutive.

Stock-based compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date.

Fair value of financial instruments

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis.  Financial assets recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.  Authoritative guidance provided by the FASB defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

           *           Level 1 - quoted prices in active markets for identical investments
           *           Level 2 - other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)
           *           Level 3 - significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following table provides the fair value measurements of applicable Company financial assets that are measured at fair value on a recurring basis according to the fair value levels defined by authoritative guidance from the Financial Accounting Standards Board as of September 30, 2009 and December 31, 2008.

Recent accounting pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles.” The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.  Adoption of the new guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  We believe adoption of this new guidance will not have a material impact on our financial statements.

 In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

 3.  Certain relationships and related transactions

Loans from related parties and shareholders

In May 2007, August 2007 and May 2009, a former officer and incumbent director of the Company loaned $31,404, $50,000 and $5,000 to the Company. These amounts are unsecured, bear interest at 6% per annum and are due on demand.  At September 30, 2009 and December 31, 2008, the balance of these loans including interest was $81,583 and 78,280, respectively.

In April 2009, a shareholder loaned $47,000 to the Company.  The loan was unsecured; bears interest at 10% and matured on June 23, 2009.  The loan also included the issuance of a warrant to purchase 10,000 shares of the Company’s common stock.  The warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance. The warrant was valued at $1,248 and was reflected as a financing cost in the accompanying statement of operations.  As of September 30, 2009 the loan and interest have been paid in full.

In April 2009, a shareholder loaned $25,000 to the Company.  The loan was unsecured, bears interest at 10%, per annum and is due on demand.  The balance owing at September 30, 2009 including interest was $21,045.

In June 2009 and August 2009 an officer and director of the Company advanced $17,100 to the Company.  As of September 30, 2009, these advances have been paid in full.

Accounts Payable to related parties

As of September 30, 2009 and December 31, 2008, the Company had accounts payable to related parties in the amount of $170,750, which was composed of $118,539 in unpaid Directors Fees and $52,211 in unreimbursed expenses incurred by Officers and Directors.  As of December 31, 2008, the Company had accounts payable to related parties in the amount of $93,003, which was composed of $59,705 in unpaid Directors Fees, $33,298 in unreimbursed expenses incurred by Officers and Directors.

Marketing and promotional services agreement with related party

In July 2006, the Company entered into an agreement with SS Sales and Marketing Group (“SS Sales”), to provide exclusive marketing and promotional services in the western United States and western Canada  (the “Territory”) for the Company’s products.  The agreement has a term of five years unless sooner terminated by either party on 30 days’ notice.  In the event of termination, SS Sales will be entitled to receive all commissions payable through the date of termination.  SS Sales is owned by Nathan Shelton, who has served as one of the directors of the Company since February 12, 2007.  There were no payments made to SS Sales for the nine month periods ending September 30, 2009 and 2008.

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

The fair value of the shares of common stock issued was determined to be $0.38 per share, based on the closing price of the Company’s common stock on January 31, 2008, for a total settlement of $2,820,320.  As a result of the issuance of shares of common stock, the Company incurred additional non-cash costs of $927,903 that have been reflected as costs to settle outstanding debt in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2008.

5.  Convertible Debentures

Convertible debentures consist of the following:

	Maturity dates	September 30, 2009	December 31, 2008

2007 Winter Offering	February 29, 2009	$—	$66,000

2008 Summer Offering	August 31, 2009	375,100	341,000

2008 Fall Offering	October 31, 2009	127,820	152,020

2008 Winter Offering	December 5, 2009	117,700	337,700

2009 Winter Offering – I	April 26, 2009	202,148	—

2009 Winter Offering – II	March 12, 2010	161,502	—

2009 Spring	April 30, 2010	143,000	—

2009 Summer	September 29, 2012	467,500	—

Sub-total		1,594,770	896,720

Less, remaining debt discount		(639,393)	(593,595)
		955,377	303,125
Less: Convertible debentures, net, related parties		(56,832)	(12,466)

Convertible debentures, net, others		$898,545	$290,659

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

Each of the investors in the 2008 Summer Offering received, for no additional consideration, a warrant (the “ 2008 Summer Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Summer Notes) are convertible (the “2008 Summer Warrant Shares”). Each 2008 Summer Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 711,764, 2008 Summer Warrant Shares are initially issuable upon exercise of the 2008 Summer Warrants.  As of September 30, 2009, investors have converted $143,000 of the Convertible Notes into 420,589 shares of the Company’s common stock.  On September 2, 2009, the Company was in default on the outstanding notes of $341,000. The balance at September 30, 2009 was $375,100 which includes the 10% default penalty.

The aggregate value of the Summer 2008 Offering Warrants issued in connection with the August 31, 2008 closing were valued at $92,711 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 4.27%; dividend yield of 0%; volatility factors of the expected market price of common stock of 137.95%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $179,416.  The value of the 2008 Summer Offering Warrants, the beneficial conversion feature, and the transaction fees of $44,000 are considered as debt discount and were amortized over the life of the Note.

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

Each of the investors in the 2008 Fall Offering received, for no additional consideration, a warrant (the “ 2008 Fall Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Fall Notes) are convertible (the “2008 Fall Warrant Shares”). Each 2008 Fall Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 660,734 2008 Fall Warrant Shares are initially issuable upon exercise of the 2008 Fall Warrants.  As of September 30, 2009, investors have converted $70,400 of the Convertible Notes into 469,333 shares of the Company’s common stock.  The outstanding balance at September 30, 2009 was $127,820.

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

Each of the investors in the 2008 Winter Offering received, for no additional consideration, a warrant (the “ 2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Winter Notes) are convertible (the “2008 Winter Warrant Shares”). Each 2008 Winter Warrant is exercisable on a cash basis only at a price of $0.30 per share, and is exercisable for a period of two years from the date of issuance.  Up to 1,543,235 2008 Winter Warrant Shares are initially issuable upon exercise of the 2008 Winter Warrants.  As of September 30, 2009, investors have converted $407,000 of the Convertible Notes into 2,394,117 shares of the Company’s common stock.  The outstanding balance at September 30, 2009 was $117,700.

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

The aggregate value of the Winter 2009 Offering Warrants issued in connection with the January 26, 2009 closing were valued at $66,178 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 0.85%; dividend yield of 0%; volatility factors of the expected market price of common stock of 151.42%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $183,822.  The value of the Winter 2009 Offering Warrants and the beneficial conversion feature are considered as debt discount and were amortized over the life of the notes.

As of September 30, 2009, investors have converted $25,000 of the Convertible Notes into 69,444 shares of the Company’s common stock. As of April 26, 2009, the Company was in default in the amount of $225,000.  The Company has paid $45,352 as a partial redemption of the defaulted convertible notes.  The outstanding balance at September 30, 2009 was $202,148 which includes a 10% default penalty.  The Company is currently negotiating an extension of these outstanding notes.

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

The Company received $224,820 in net proceeds in the Winter 2009 #2 Offering which will be used for general corporate purposes and working capital. The aggregate value of the Winter 2009 #2 Offering Warrants issued in connection with the January 26, 2009 closing were valued at $62,028 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 1.03%; dividend yield of 0%; volatility factors of the expected market price of common stock of 156%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $161,791.  The value of the Winter 2009 #2 Offering Warrants, the beneficial conversion feature, and the transaction fees of $22,482 are considered as debt discount and are being amortized over the life of the Note.

As of September 30, 2009, investors have converted $85,800 of the Convertible Notes into 268,124 shares of the Company’s common stock. The outstanding balance at September 30, 2009 was $161,502.

2009 Spring Offering

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

As of September 30, 2009, investors have converted $38,500 of the Convertible Notes into 142,590 shares of the Company’s common stock. The outstanding balance at September 30, 2009 was $143,000.

2009 Summer Offering

From June 9, 2009, through September 28, 2009, the Company conducted and concluded a private offering (the “Summer 2009 Offering”) of up to $500,000 aggregate face amount of our convertible notes (the “Summer 2009 Notes”) with interest compounded quarterly at the annual rate of seven percent (7%) payable at maturity. A total of $467,500 Spring 2000 Notes were sold to 17 accredited investors. The Summer 2009 Notes mature on the third anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 1,870,000 shares of common stock of the Company at a conversion price of $0.25 per share.

Each of the investors in the Summer 2009 Offering will receive, for no additional consideration, a warrant (the “Summer 2009 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Summer 2009 Notes are convertible (the “Warrant Shares”).  Each Summer 2009 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable for a period of thirty six months.  Up to 1,870,000 Warrant Shares are initially issuable on exercise of the Summer 2009 Warrants.

The Company received $467,500 in net proceeds in the Summer 2009 Offering which will be used for general corporate purposes and working capital. The aggregate value of the Summer 2009 Offering Warrants issued in connection with the September 28, 2009 closing were valued at $269,543 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 1.00; dividend yield of 0%; volatility factors of the expected market price of common stock of 147.21%; and an expected life of three years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $197,957.  The value of the Summer 2009 Offering Warrants and the beneficial conversion feature are considered as debt discount and are being amortized over the life of the Note.

The outstanding balance as of September 30, 2009 was $467,500

6. Capital stock

During the nine months ended September 30, 2009, the Company issued 2,165,026 shares of common stock in exchange for conversion of $460,129 of Convertible Notes.

During the nine months ended September 30, 2009, the Company granted 340,000 shares of common stock in exchange for consulting services in the amount of $137,500.

During the nine months ended September 30, 2009, the Company granted 430,370 shares of common stock in settlement of accounts payable of $104,414.

During the nine months ended September 30, 2009, the Company issued 83,333 shares of common stock upon exercise of stock options at $0.27 per share and valued at $22,500

7.  Stock options and warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date.

Options

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At September 30, 2009, 2,398,775 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company of which 250,000 are still outstanding.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at September 30, 2009 was 7.6 years. Stock option activity for the period January 1, 2009 to September 30, 2009, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price

Options outstanding, January 1, 2009	4,601,225	$0.53
Options granted	333,333	.30
Options exercised	(83,333)	0.27
Options forfeited	—	—
Options cancelled	—	—
Options outstanding, September 30, 2009	4,851,225	$0.52

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of September 30, 2009 were as follows:

	Outstanding Options			Exercisable Options
			Weighted		Weighted
Option		Life	Average Exercise		Average Exercise
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Price
$ 0.21 - $ 0.99	4,463,679	7.8	$0.45	4,130,346	$0.46
$ 1.00 - $ 1.99	327,546	5.6	$1.41	327,546	$1.41
$ 2.00 - $ 2.26	60,000	1.9	$2.26	60,000	$2.26
	4,851,225	7.8	$0.52	4,517,892	$0.54

As of September 30, 2009 the market price of the Company’s stock was $0.41 per share. Future unamortized compensation expense on the outstanding options at September 30, 2009 is $72,110.  At September 30, 2009, the aggregate intrinsic value of the options outstanding and exercisable was $339,333.

Black-Scholes value of options

During the nine months ended September 30, 2009 and 2008, the Company valued options for pro-forma purposes at the grant date using the Black-Scholes pricing model with the following average assumptions:

	September 30,
	2009	2008

Expected life (years)	5.5	5.5
Risk free interest rate	2.57%	4.42%
Volatility	129%	124.57%
Expected dividend yield	0.00%	0.00%

The weighted average fair value for options granted in 2008 was $0.24.  The weighted average for options granted during the nine months ended September 30, 2009 was $0.27.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants from January 1, 2009 to September 30, 2009:

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2009	10,400,003	$0.70
Warrants granted	2,949,743	0.37
Warrants exercised	—	—
Warrants cancelled	(1,502,310)	—
Warrants outstanding, June 30, 2009	11,847,436	$0.55

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.30 - $ 0.99	9,702,168	2.0	$0.44	9,702,168	$0.48
$ 1.00 - $ 1.99	2,057,966	2.4	$1.00	2,057,966	$1.00
$ 2.00 - $ 2.70	87,302	1.9	$2.70	87,302	$2.70
	11,847,436	2.0	$0.55	11,847,436	$0.60

As of September 30, 2009 the market value of the Company's stock was $0.41 per share, and the aggregate intrinsic value of the warrants outstanding was $-0-.

8.  Research and development

The Company has research and development facilities in Morgan Hill, California. The Company has tested products incorporating our ZEFS, MK IV and ELEKTRA technologies for multiple makes and models diesel engines, motorbikes, boats, generators, lawnmowers and other small engines.  The Company has purchased test vehicles, test engines and testing equipment. The Company incurred $274,577 and $432,184 for the nine months ended September 30, 2009 and 2008, respectively, on its research and development activities.

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

On January 9, 2009, the Company entered into a Letter Agreement with Temple University wherein Temple University granted to the Company an extension of time to cure the above-referenced breaches until March 31, 2009.  The Letter Agreement provides for payments of $100,000 on each of January 31, 2009, February 28, 2009 and March 31, 2009. The Company made the January 31, 2009 payment but did not make the payment due on February 28, 2009. On March 26, 2009, the Company received a written extension for both the February 28, 2009 payment and the March 31, 2009 payment until April 30, 2009.  All additional amounts past due as of December 31, 2008 and additional License and Maintenance Fees of $200,000 which became due the first quarter of 2009  were to be re-negotiated on or before April, 2009, however, this has now been extended to December 31, 2009. (See Note 10)

At September 30, 2009, the Company owed to Temple University $400,000 for the License Agreements and Maintenance Fees; $376,250 for the R&D Agreement and $76,500 in penalties for a total of $852,750. A penalty equal to 1% of the amount due and unpaid on the first day of each calendar month will be added to the outstanding amount due Temple University.

The Company has provided for all past due amounts in the financial statements at September 30, 2009 and December 31, 2008.  Fees due Temple University as of September 30, 2009 and December 31, 2008 were $852,750 and $716,500, respectively, and are included in accounts payable to Temple University in the accompanying condensed consolidated financial statements.  During the nine months ended September 30, 2009 and 2008, the Company recorded $236,250 and $376,500, respectively, of fees and penalties due to Temple University.

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

On February 8, 2007, Federal Magistrate Judge Maas issued a post-judgment order, at the Company’s request, which further concluded that all of the shares of the Company’s stock held by Mr. Muller or any of his nominees directly or indirectly owned or controlled were to be recaptured by the Company and were subject to disgorgement and forfeiture.  The ruling provided that all shares, options and any other obligations allegedly owed by the Company to Mr. Muller were to be disgorged in our favor and confirmed the earlier judgment holding Mr. Muller liable for $7.5 million in actual damages, imposing a $100,000 fine and barring Mr. Muller from any involvement with a publicly traded company for 20 years.  With prejudgment interest, this ruling brings the actual damages against Muller to over $11 million.  Additionally, the Court clarified that the order required the disgorgement of any shares of the Company’s stock that Mr. Muller or any of his nominees directly or indirectly owned or controlled.  In furtherance of this order, the Company has taken action to cancel over 3.6 million shares which had been issued to offshore companies.  The Order also confirmed the appropriateness of actions previously taken by the Company to acquire the patent rights and to consolidate the manufacturing, marketing and distribution rights with its ownership of all rights to the existing patents. On February 11, 2009, Judge Maas confirmed that his previous decision was modified and Save the World Air’s Motion for Summary Judgment was granted in favor of Save the World Air as set forth in his order of February 8, 2007.  A proposed Final Judgment in favor of Save the World air is pending before the United States District Court, Southern District of New York

Dispute with Former Corporate Officer

The Company has been involved in a dispute with its former Corporate Officer concerning claims in connection with his departure from the Company.  Although the matter is ongoing, the Company has consulted with legal counsel concerning its rights and obligations in responding to the claims.

10.  Subsequent events

The Company has evaluated subsequent events occurring between the end of our fiscal quarter, September 30, 2009 and November 12, 2009.

On November 11, 2009, the Company received from Temple University a written extension of the January 9, 2009 Letter Agreement.  The agreement provides an extension of the $100,000 due to Temple on February 28, 2009 and $100,000 due March 30, 2009 to December 31, 2009.  The Company expects that all payments regarding past due amounts will be renegotiated on or before December 31, 2009.

From October 1, through November 12, 2009, the Company issued 3,667,977 shares of common stock in exchange for the conversion of $847,497 Convertible Notes.

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

Our first revenues have come from initial sales in Asia for our ECO ChargR product in the motorcycle industry. We plan on commencing sales of ECO ChargR to customers in the United States in the motorcycle industry in the fourth quarter of 2009. We also plan on commencing initial sales of our MAG ChargR product in the United States in the automobile and motorcycle industry in the fourth quarter of 2009.  See “Recent Developments” and “Sales and Marketing” below.

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

We are a development stage company that generated its first initial revenues in the fourth quarter of 2006. Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2008 and the first nine months of 2009 and will need to raise substantial additional capital in the balance of 2009, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

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

Results of Operations

We did not generate any revenue for the three-month period and nine month periods ended September 30, 2009 and 2008.

Operating expenses were $488,281 for the three-month period ended September 30, 2009, compared to $1,148,887 for the three-month period ended September 30, 2008, a decrease of $660,606. This decrease is attributable to decreases in non-cash expenses of $533,238 and cash expenses of $127,368. Specifically, the decrease in non-cash expense is attributable to decreases in valuation of options given as compensation $532,814 and depreciation $424. Specifically, the cash expense decrease is attributable to decreases in consulting and professional fees $107,787, corporate expenses $17,711 and travel expenses $5,608, offset by increases in salaries and benefits $3,335 and miscellaneous office expenses $403.

Operating expenses were $1,923,703 for the nine-month period ended September 30, 2009, compared to $2,428,889 for the nine-month period ended September 30, 2008, a decrease of $505,186. This decrease is attributable to a decrease in non-cash expenses of $634,751, offset by an increase in cash expenses of $129,565.  The increase in cash expenses is attributable to increases in salaries and benefits $66,235, consulting and professional fees $56,673 and office and other expenses $31,527, offset by decreases in travel expense $18,437 and corporate expense $6,433.

Research and development expenses were $12,517 for the three-month period ended September 30, 2009, compared to $109,822 for the three-month period ended September 30, 2008, a decrease of $97,305. This decrease is mainly attributable to decreases in product testing, research and supplies $49,555 and contract fees $47,750.

Research and development expenses were $274,577 for the nine-month period ended September 30, 2009, compared to $432,184 for the nine-month period ended September 30, 2008, a decrease of $157,607. This decrease is attributable to decreases in contract fees $140,250 and product testing, research and supplies $17,357.

Other expense for the three-month period ended September 30, 2009 were $250,616, compared to $220,430 for the three-month period ended September 30, 2008, an increase of $30,186. This increase is attributable to an increase in non-cash interest expense $22,466 and cash interest expense $7,720.

Other expense for the nine-month period ended September 30, 2009 were $1,084,896, compared to $1,593,940 for the nine-month period ended September 30, 2008, a decrease of $509,044. This decrease is attributable to decreases in non-cash interest expense $559,662 and loss on sale of equipment $9,683, offset by an increase in cash interest expense $7,695 and a   decrease in other income $52,606.

We had a net loss of $751,414, or $0.01 per share, for the three-month period ended September 30, 2009, compared to a net loss of $1,479,139, or $0.03 per share, for the three-month period ended September 30, 2008. We had a net loss of $3,283,176, or $0.05 per share, for the nine-month period ended September 30, 2009, compared to a net loss of $4,455,013, or $0.10 per share, for the nine-month period ended September 30, 2008. We expect to incur additional net loss in the fiscal year ending December 31, 2009, primarily attributable to continued operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

General

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of $46,026,240 from February 18, 1998 (Inception) through September 30, 2009. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $3,283,176 and a negative cash flow from operations of $1,137,284 for the nine months ended September 30, 2009, and had a working capital deficiency of $4,139,319 and a stockholders' deficiency of $4,021,286 at September 30, 2009.   The Company is currently unable to meet its cash obligations and is in default of certain of its convertible note agreements and its obligations under its license agreements with Temple University.   As a result, the Company's independent registered public accounting firm, in their report on the Company's 2008 consolidated financial statements, raised substantial doubt about the Company's ability to continue as a going concern.

Our operations to date have been funded through issuances of our common stock and convertible notes whereby we raised an aggregate $18,355,017 from February 18, 1998 (inception) through September 30, 2009. Based on our current operating plan, we believe that we do not have sufficient cash and cash equivalents to implement our operating plan. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

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

On March 10, 2008, we issued 5,530,848 shares of the Company’s common stock valued at $2,101,722 to Morale for the conversion of the notes totaling $1,362,212 and cancellation of $20,000 Note.   Also on March 10, 2008, the we issued 1,891,048 shares of the Company’s common stock valued at $718,598 to Matthews in exchange for settlement of the legal fees due Matthews of $472,762.

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

2007 Winter Offering.  From December 27, 2007 to February 29, 2008 we conducted an offering (the “2007 Winter Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “ 2008 Winter Notes”) with a small number of accredited investors.  Of this amount, $521,400 aggregate face amount of the 2007 Winter Notes were sold for an aggregate purchase price of $474,000 net proceeds.  Therefore, while the stated interest rate on the 2007 Winter Notes is 0%, the implied interest rate on the 2007 Winter Notes is 10%.  The 2007 Winter Notes mature on the first anniversary of their date of issuance.  The 2007 Winter Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2007 Winter Offering (the “Conversion Price”).  Up to $1,042,800 Conversion Shares are issuable at a Conversion Price of $0.50 per share.

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

As of September 30, 2009, investors have converted $521,400 of the Convertible Notes into 1,042,800 shares of the Company’s common stock.  There was no outstanding balance at September 30, 2009.

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

As of September 30, 2009, the investor converted $66,000 of the Convertible Notes into 132,000 shares of the Company’s common stock.  There was no outstanding balance at September 30, 2009.

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

Each of the investors in the 2008 Summer Offering received, for no additional consideration, a warrant (the “ 2008 Summer Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Summer Notes) are convertible (the “2008 Summer Warrant Shares”). Each 2008 Summer Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 711,764, 2008 Summer Warrant Shares are initially issuable upon exercise of the 2008 Summer Warrants.  As of September 30, 2009, investors have converted $143,000 of the Convertible Notes into 420,589 shares of the Company’s common stock.  On September 2, 2009, the Company was in default on the outstanding notes of $341,000. The balance at September was $375,100 which includes the 10% default penalty

2008 Fall Offering.  From September 8, 2008 to October 31, 2008, we conducted an offering (the “2008 Fall Offering”) of up to $500,000 aggregate face amount of its Convertible Notes.  A total of $198,220 aggregate face amount of the 2008 Fall Notes were sold for an aggregate purchase price of $180,200 net proceeds.  Therefore, while the stated interest on the 2008 Fall Notes is 0%, the implied interest rate on the 2008 Fall Notes is 10%.  The 2008 fall notes will mature on the first anniversary of the date of issuance.  The 2008 Fall Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Fall Offering (the “Conversion Price”).  Up to 1,321,466 Conversion Shares are issuable at a Conversion Price of $0.15 per share.

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

As of September 30, 2009, investors have converted $70,400 of the Convertible Notes into 469,333 shares of the Company’s common stock.  The outstanding Convertible Note balance at September 30, 2009 was $127,820.

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

As of September 30, 2009, investors have converted $407,000 of the Convertible Notes into 2,394,117 shares of the Company’s common stock.  The outstanding Convertible Note balance at September 30, 2009 was $117,700.

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

The aggregate value of the Winter 2009 Offering Warrants issued in connection with the January 26, 2009 closing were valued at $66,178 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 0.85%; dividend yield of 0%; volatility factors of the expected market price of common stock of 151.42%; and an expected life of two years  (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $183,822.  The value of the Winter 2009 Offering Warrants and the beneficial conversion feature are considered as debt discount and were amortized over the life of the notes.

As of September 30, 2009, investors have converted $25,000 of the Convertible Notes into 69,444 shares of the Company’s common stock. As of April 26, 2009, the Company was in default in the amount of $225,000.  The Company has paid $45,352 as a partial redemption of the defaulted convertible notes.  The outstanding balance at September 30, 2009 was $202,148 which includes a 10% default penalty.  The Company is currently negotiating an extension of these outstanding notes.

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

 We received $224,820 in net proceeds in the Winter 2009 #2 Offering which will be used for general corporate purposes and working capital.  The aggregate value of the Winter 2009 #2 Offering Warrants issued in connection with the January 26, 2009 closing were valued at $62,028 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 1.03%; dividend yield of 0%; volatility factors of the expected market price of common stock of 156%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $161,792.  The value of the Winter 2009 Offering Warrants, the beneficial conversion feature, and the transaction fees of $22,482 are considered as debt discount and are being amortized over the life of the Note.

As of September 30, 2009, investors have converted $85,800 of the Convertible Notes into 268,125 shares of the Company’s common stock. The outstanding Convertible Note balance at September 30, 2009 was $161,502.

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

As of September 30, 2009, investors have converted $38,500 of the Convertible Notes into 142,590 shares of the Company’s common stock. The outstanding balance at September 30, 2009 was $143,000.

2009 Summer Offering

From June 9, 2009, through September 28, 2009, we conducted and concluded a private offering (the “Summer 2009 Offering”) of up to $500,000 aggregate face amount of our convertible notes (the “Summer 2009 Notes”) with interest compounded quarterly at the annual rate of seven percent (7%) payable at maturity. A total of $467,500 Spring 2000 Notes were sold to 17 accredited investors. The Summer 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 1,870,000 shares of our common stock at a conversion price of $0.25 per share.

Each of the investors in the Summer 2009 Offering will receive, for no additional consideration, a warrant (the “Summer 2009 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Summer 2009 Notes are convertible (the “Warrant Shares”).  Each Summer 2009 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable for a period of thirty six months.  Up to 1,870,000 Warrant Shares are initially issuable on exercise of the Summer 2009 Warrants.

The Company received $467,500 in net proceeds in the Summer 2009 Offering which will be used for general corporate purposes and working capital. The aggregate value of the Summer 2009 Offering Warrants issued in connection with the September 28, 2009 closing were valued at $245,825 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 1.00; dividend yield of 0%; volatility factors of the expected market price of common stock of 147.21%; and an expected life of three years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $221,675.  The value of the Summer 2009 Offering Warrants and the beneficial conversion feature are considered as debt discount and are being amortized over the life of the Note.

The outstanding balance at September 30, 2009 was $467,500

Contractual Obligations

The following table discloses our contractual commitments for future periods. Long-term commitments are comprised of operating leases and minimum guaranteed compensation payments under employment and other agreements. (See Note 9 in Notes to Condensed Consolidated Financial Statements).

Year ending December 31,	Operating Leases (1)	Guaranteed Payments
2009	$10,560	$80,400	(2)
2010	$43,560	$207,200	(3)
2011	$—	$—

	$54,120	$287,600

(1) Consists of rent for our Santa Barbara office expiring on December 31, 2010
(2) Consists of total compensation, including base salary and certain contractually-provided benefits, to   two executive officers, pursuant to employment agreements that expire on July 25, 2009 and January 30, 2010.
(3) Consists of an aggregate of $82,200 in total compensation, including base salary and certain contractually provided benefits to one executive officer, pursuant to employment agreement that expires on January 30, 2010 and $125,000 of license and maintenance fees due to Temple University.

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

At December 31, 2008, we were in default in the amount of $716,500 under the License Agreements, maintenance fees, R & D Agreement and related penalties.  On January 9, 2009, we entered into a Letter Agreement with Temple University wherein Temple University granted to us an extension of time to cure the above-referenced breaches until March 31, 2009.  The Letter Agreement provides for payments of $100,000 on January 31, 2009, $100,000 on February 28, 2009 and $100,000 on March 31, 2009.  We made the January 31, 2009 payment but did not make the payment due on February 28, 2009.  On March 26, 2009, we received a written extension for both the February 28, 2009 payment and the March 31, 2009 payment until April 30, 2009. All additional amounts past due as of November 10, 2008 were to be re-negotiated on or before March 31, 2009, however, this was   been extended to April 30, 2009. All additional amounts past due as of December 31, 2008 and additional License and Maintenance Fees of $200,000 which became due in the first quarter of 2009 were to be re-negotiated on or before April 30, 2009, however, this has now been extended to December 31, 2009.  A penalty equal to 1% of the amount due and unpaid on the first day of each calendar month will be added to the outstanding amount due Temple University.

Fees due Temple University as of September 30, 2009 and 2008 were $852,750 and $537,750, respectively, and include all past due amounts and related penalties.  During the nine months ended September 30, 2009 and 2008, the Company recorded $236,250, and $376,500, respectively, of fees due to Temple University.

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

Revenue Recognition

The Company recognizes revenue based upon meeting the four criteria pursuant to the authoritative guidance issued by the FASB:

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

Impairment of long-lived assets

Our long-lived assets, such as property and equipment, are reviewed for impairment when events and circumstances indicate that depreciable or amortizable long lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current value.

We use various assumptions in determining the current fair value of these assets, including future expected cash flows and discount rates, as well as other fair value measures. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results.  No impairments were recorded for the nine months ended September 30, 2009.  We recorded an impairment of approximately $505,000 during the period from inception (February 18, 1998) through September 30, 2009.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles.” The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.  Adoption of the new guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  We believe adoption of this new guidance will not have a material impact on our financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  were ineffective as of September 30, 2009, due to the material weaknesses in our internal control over financial reporting described below.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Internal control consists of procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

We identified certain matters that constitute material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Annual Report on Internal Control Over Financial Reporting below.

In light of the material weaknesses in internal control over financial reporting described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles.  Despite material weaknesses in our internal control over financial reporting, we believe that the financial statements included in our Form 10-Q for the period ended September 30, 2009 fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

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

Our Chief Executive Officer, Interim Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weaknesses described above, management concluded that, as of September 30, 2009, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

We have retained a consulting firm and are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete a review during 2009 to comply with the requirements of the SEC, which as required by SEC rules, will include an opinion from our auditors regarding management’s report on internal control over financial reporting for our fiscal year ending 2010.  We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan.  It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, our management with the participation of our Chief Executive Officer and Interim Chief Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 8, 2007, Federal Magistrate Judge Maas issued a post-judgment order, at the Company’s request, which further concluded that all of the shares of the Company’s stock held by Mr. Muller or any of his nominees directly or indirectly owned or controlled were to be recaptured by the Company and were subject to disgorgement and forfeiture.  The ruling provided that all shares, options and any other obligations allegedly owed by the Company to Mr. Muller were to be disgorged in our favor and confirmed the earlier judgment holding Mr. Muller liable for $7.5 million in actual damages, imposing a $100,000 fine and barring Mr. Muller from any involvement with a publicly traded company for 20 years.  With prejudgment interest, this ruling brings the actual damages against Muller to over $11 million.  Additionally, the Court clarified that the order required the disgorgement of any shares of the Company’s stock that Mr. Muller or any of his nominees directly or indirectly owned or controlled.  In furtherance of this order, the Company has taken action to cancel over 3.6 million shares which had been issued to offshore companies.  The Order also confirmed the appropriateness of actions previously taken by the Company to acquire the patent rights and to consolidate the manufacturing, marketing and distribution rights with its ownership of all rights to the existing patents. On February 11, 2009, Judge Maas confirmed that his previous decision was modified and Save the World Air’s Motion for Summary Judgment was granted in favor of Save the World Air as set forth in his order of February 8, 2007.  A proposed Final Judgment in favor of Save the World air is pending before the United States District Court, Southern District of New York

Dispute with Former Corporate Officer

The Company has been involved in a dispute with it’s former Corporate Officer concerning claims in connection with his departure from the Company.  Although the matter is ongoing, the Company has consulted with legal counsel concerning its rights and obligations in responding to the claims

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2008, we filed with the SEC on March 31, 2009.

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

2008 Winter Offering

From November 24, 2008 through December 5, 2008, the we conducted a private offering (the “2008 Winter Offering”) and issued Convertible Notes in the aggregate face amount of $524,700.  These Notes were sold for an aggregate purchase price of $477,000 net proceeds.  The Notes are convertible into 3,086,470 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 1,543,235 shares of our common stock.  (See “Details of Recent Financing Transactions”

2009 Winter Offering I

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

2009 Spring Offering

From March 17, 2009 through April 30, 2009, we conducted a private offering (the “2009 Spring”) and issued Convertible Notes in the aggregate face amount of $181,500.  These Notes were sold for an aggregate purchase price of $165,000 net proceeds.  The Notes are convertible into 672,222 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 336,111 shares of our common stock.  (See “Details of Recent Financing Transactions”).

2009 Summer Offering

From June 9, 2009 through September 28, 2009, we conducted a private offering (the “2009 Summer”) and issued Convertible Notes in the aggregate face amount of $467,500.  These Notes were sold for an aggregate purchase price of $467,500 net proceeds.  The Notes are convertible into 1,870,000 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 1,870,000 shares of our common stock.  (See “Details of Recent Financing Transactions”).

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.

Other Issuances.

During the nine months ended September 30, 2009, we issued 2,165,026 shares of common stock in exchange for conversion of $460,129 of Convertible Notes.

During the nine months ended September 30, 2009, we granted 340,000 shares of common stock in exchange for consulting services in the amount of $137,500.

During the nine months ended September 30, 2009, we granted 430,370 shares of common stock in settlement of accounts payable of $104,414.

During the nine months ended September 30, 2009, we issued 83,333 shares of common stock upon exercise of options @ $0.27 per share and valued at $22,500.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

We have evaluated subsequent events occurring between the end of our fiscal quarter, September 30, 2009 and November 12, 2009.

On November 11, 2009, we received from Temple University a written extension of the January 9, 2009 Letter Agreement.  The agreement provides an extension of the $100,000 due to Temple on February 28, 2009 and $100,000 due March 30, 2009 to December 31, 2009.  We expect that all payments regarding past due amounts will be renegotiated on or before December 31, 2009.

From October 1, through November 12, 2009, we issued 3,667,977 shares of common stock in exchange for the conversion of $847,497 Convertible Notes.

Item 6. Exhibits
Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Interim Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Interim Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SAVE THE WORLD AIR, INC.

Date: November 14, 2009	By:	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Interim Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Interim Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350