Form 10-K
period 2009-12-31
SAVE THE WORLD AIR INC
filed 2010-03-31
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________ to ____________

Commission File Number 0-29185

Save the World Air, Inc.
(Exact name of registrant as specified in its charter)
Nevada	52-2088326
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

735 State Street, Suite 500
Santa Barbara, California 93101
 (Address, including zip code, of principal executive offices)

 (805)-845-3581
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2009 was $25,064,507.

The number of shares of the Registrant’s Common Stock outstanding as of March 15, 2010 was 78,165,456 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one) Yes ☐    No ☒

SAVE THE WORLD AIR, INC.
FORM 10-K

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

We have three product lines; MAG ChargR™/ECO ChargR™, ELEKTRA™ and AOT (Applied Oil Technology).

MAG ChargR is past the development stage and we believe that an initial small run of several thousand units may be manufactured and sold by the end of second quarter 2010.  We believe ELEKTRA may be nearing the end of the product development cycle which we believe could culminate in an upcoming Society of Automotive Engineers (SAE)  tests to prove and certify the level of fuel savings.  AOT is in the research and development phase.

The Company believes that its current product line represents a large addressable market of approximately $6.9 billion made up of existing tractor trailer owners, diesel fleet managers, diesel OEM manufacturers, individual automobile enthusiasts and motorcycle OEM manufacturers.

We have obtained a license from Temple University for their patent-pending uniform electric field technology, called ELEKTRA. The ELEKTRA technology consists of passing fuel through a dynamically-controlled strong electrical field.  Although ELEKTRA has a similar effect on fuels as our ZEFS and MK IV technologies, ELEKTRA incorporates a uniform electrical field principle versus the fixed magnetic field used by ZEFS™ and MK IV™ technologies in the MAG ChargR and ECO ChargR products. At December 31, 2009, the Company owed to Temple University a total of $1,006,384 for the License Agreement, Maintenance Fees, R&D Agreement and penalties and we were in default in those payments.  The Company's failure to cure the default could result in the termination of the License and R&D Agreements. If the termination occurs, this would have a material adverse impact on the Company's financial condition. As of March 26, 2010, we have received written approval of an extension of time to April 30, 2010 to renegotiate the outstanding balance.

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

Our first revenues in 2006 and 2007 were generated from initial sales in Asia for our ECO ChargR product in the motorcycle industry. We plan on commencing sales of ECO ChargR to customers in the United States in the motorcycle industry in second quarter of 2010. We also plan on commencing initial sales of our MAG ChargR in the United States in the automobile and motorcycle industry in the second quarter of 2010.  See “Recent Developments” and “Sales and Marketing” below.

We operate in a highly competitive industry.  Many of our activities are subject to governmental regulation.  We have taken aggressive steps to protect our intellectual property.  See “Competition”, “Government Regulation and Environmental Matters” and “Intellectual Property” below.

There are significant risks associated with our business, our Company and our stock.  See “Risk Factors” below.

We are a development stage Company that generated minimal revenues in 2006 and 2007. We did not generate any sales or revenues in 2008 or in 2009. Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2009 and will need to raise substantial additional capital in 2010, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently to cover such expenditures.  See “Management’s Discussion and Analysis” below.

Our company was incorporated on February 18, 1998, as a Nevada corporation, under the name Mandalay Capital Corporation. We changed our name to Save the World Air, Inc. on February 11, 1999, following the acquisition of marketing and manufacturing rights of the ZEFS technologies. Our mailing address is 735 State Street, Suite 500, Santa Barbara, California 93101.235. Our telephone number is (805) 845-3581. Our corporate website is www.stwa.com.

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

The Company has entered into three License Agreements with Temple University covering Temple University’s current patent applications concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution, and concerning electric field effects on crude oil and edible oil viscosity. Initially, the License Agreements are exclusive and the territory licensed to the Company is worldwide. Pursuant to the License Agreements, the Company will pay to Temple University  license fees in the aggregate amount of $300,000.  A payment of $50,000 was due on November 1, 2006; a payment of $100,000 was due on March 2, 2007; a payment of $75, 000 was due on February 2, 2008 and the final payment is due on February 2, 2009.  Annual maintenance fees of $25,000 for the first license were due on November 1, 2007, November 1, 2008. and November 1, 2009.  Annual maintenance payments of $150,000 for two of the licenses were due January 1, 2008 and January 1, 2009.   In addition, each License Agreement separately provides that the Company will pay royalties to Temple University on net sales of products incorporating the technology licensed under that License Agreement in an amount equal to 7% of the first $20 million of net sales, 6% of the next $20 million of net sales and 5% of net sales in excess of $40 million. Sales under the three License Agreements are not aggregated for purposes of calculating the royalties payable to Temple University. In addition, the Company has agreed to bear all costs of obtaining and maintaining patents in any jurisdiction where the Company directs Temple University to pursue a patent for either of the licensed technologies. Should the Company not wish to pursue a patent in a particular jurisdiction, that jurisdiction would not be included in the territory licensed to the Company.

On November 10, 2008, the Company received written notice from Temple University of a material breach relating to required payments under the License Agreements.  The notice provides the Company with 60 days’ notice to cure the material breach.  The Company’s failure to cure could result in a termination of the License Agreements. If the termination occurs, the Company estimates this would have a material adverse impact on the Company’s financial condition and operations.  Under the License Agreements the Company is subject to a penalty of 1% per month of the amounts due and unpaid under the License Agreements.  As of December 31. 2009, the Company is in default in the total amount of $730,134  which includes $155,134 of penalty interest and the Company has accrued this in the accompanying financial statements.

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

At December 31, 2009, the Company is in default in the amount of $276,250 under the R&D Agreement.  On November 10, 2008, the Company received written notice of default from Temple University. The notice provides the Company with 60 days to cure the material breach.  The Company’s failure to cure the breach could result in the termination of the R&D Agreement.  If the termination occurs, the Company estimates this would have a material adverse impact on the Company’s financial condition and operations.

At December 31, 2009, the Company owed to Temple University a total of $1,006,384 for the License Agreements, Maintenance Fees, R & D Agreement and penalties. (See “Item 9B Other Information”)

We believe that the applications for products incorporating the ELEKTRA technology will include gas, diesel and bio-fuel injected motor vehicles, as well as applications in aviation, marine, oil pipeline and refining industries.  Subject to our cash flow and liquidity limitations, we are currently developing diesel tractor trailer applications and our present intention, subject to change, is to seek joint venture partners to commercialize the ELEKTRA technology in various applications.  Subject to adequate financing, we currently believe that we may be able to commence sales of ELEKTRA products by the third quarter of 2010.

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

Independent Laboratory and Scientific Testing

ECO ChargR (ZEFS Technology)

The four internationally recognized emissions standards testing agencies for the certification of motor vehicles, parts, systems and aftermarket devices are the EPA, CARB, United Kingdom Vehicle Certification Agency (“VCA”) and Technischer Ьberwachungs-Verein (TUV-Germany/EU).

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

Further testing on a used 4-stroke motorcycle incorporating our ZEFS technology was conducted in November 2005 in Bangkok, Thailand at Automotive Emission Laboratory, Pollution Control Department, Ministry of Natural Resources and Environment of Thailand, and was performed jointly with S.P. Suzuki of Thailand, the authorized distributor of Suzuki products in Thailand.  The test results show a 35.8% decrease in CO (Carbon Monoxide); a 3.00% decrease in THC (Hydrocarbons) and a 85.3% decrease in NOx (Oxides of Nitrogen).

In addition, during the testing horsepower increased at all ranges, peaking at 18.8% at 50km/h and fuel economy increased 33% over the baseline tests.

Also in May 2006, at the request of the office of the Minister of Energy for the Kingdom of Thailand, we participated in a “hot start” test at the testing laboratories of the Thai petroleum company, the PTT Public Company Limited, of products incorporating our MK IV technology for fuel efficiency. In this test, the Thai distributor for Suzuki Motorcycles, SP Suzuki, supplied a new 125cc 4-stroke Best motor scooter to be tested without our preparing or participating in the installation of a device incorporating our ECO ChargR (MK IV technology). The mean test results showed an average 5.13% improvement in fuel efficiency.

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

We have three product lines; MAG ChargR™ and ECO ChargR™, ELEKTRA™ and AOT (Applied Oil Technology)   The MAG ChargR is past the development stage and the Company believes that an initial small run of several thousand units may be manufactured and sold by the end of second quarter of 2010.  We believe that ELEKTRA may be nearing the end of the product development cycle which we believe could culminate in an upcoming SAE (Society of Automotive Engineers) test to prove and certify the level of fuel savings.  AOT is in the research and development phase.

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

The Company has had  preliminary discussions with the American Trucking Association and with AITA (America’s Independent Truckers Association, Inc).  The SAE (Society of Automotive Engineers) has advised us that once the Type II fuel evaluation test results in verifying a meaningful fuel savings, they will publish a story on the product along with the test results and accompanying photos and contact information.

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

MAG ChargR

In October 2004, we commenced initial marketing efforts for MAG ChargR and ECO ChargR products incorporating our ZEFS and MK IV technology.  We are focused on selling or licensing our technologies and products domestically and internationally to the consumer specialty accessories market, to municipalities, to motorcycle, automobile, carburetor, fuel-injection and diesel engine manufacturers and exhaust and muffler OEMs. We have made presentations of our MAG ChargR and ECO ChargR products to OEMs in the United States, Asia and Europe.  We have  had discussions with the Department of General Services in California which maintains a fleet of more than 50,000 vehicles including more than 5000 police cars.

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

US PTO Application #11/519168 was filed on May 13, 2005.   The priority date is May 14, 2004 from Australian patent application 2004902563.   (The GCC application was refiled and therefore the priority date for that application will be set at the actual filing date of the refiled application). This has been registered in other territories as follows.

Country	Number	Filing date	Status
GCC *	GCC/P/2005/5066	22-August-2005	Application Allowed/Accepted
Brazil	0510871-3	13-May-2005	Examination requested 29 April 2008 - awaiting report
Canada	2566739	13-May-2005	Examination to be requested by 13 May 2010
China	200580023369.3	13-May-2005	Response filed
Algeria	60593	13-May-2005	ABANDONED on Client's instructions
Eurasia **	200602114	13-May-2005	GRANTED – Russia Only
Egypt	PCT 1087/2006	13-May-2005	Application filed – awaiting examination
United Kingdom	624025.3	13-May-2005	GRANTED
Indonesia	WO0200603429	13-May-2005	Granted
Libya	3560/2008	28-January-2008	Application filed - awaiting examination
Mexico	PA/a/2006/013206	13-May-2005	Application Allowed/Accepted
Norway	20065632	13-May-2005	Application filed – awaiting examination
United States	11/519168	13-May-2005	Application filed – awaiting examination

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

Claim 1 (US Granted)

A method of improving the fuel economy and emission outputs of a combustion engine, the method including the step of

i.	interposing a fuel saving device within an air/fuel environment at or after an air/fuel mixing point of a fuel system for the engine characterized in that the fuel saving device comprises;
a.	a non-magnetic body having
i.	an opening therein having an axial dimension and a radial dimension and defining an air/fuel flow pathway,
ii.	the axial dimension of the opening co-axial with flow pathway within the air/fuel environment, and
b.
at least three magnets, each magnet having a polar axis oriented substantially parallel to the flow pathway, at least two said magnets being substantially opposed, the polar axis of the opposed magnets being in the same direction, with the at least third magnet’s polar axes being in the opposite direction, the at least three magnets positioned to provide multiple overlapping and interacting fields of magnetic force, such that the air/fuel mixture is subjected to ore than one magnetic field as it passes through the opening.

Priority Date

The priority date is 19 May 2000 from Australian patent application PQ7629.

An International patent application was filed (PCT/AU01/00585) having a filing date of 21 May 2001.

Patent applications have been filed in the following countries:

Country	Number	Filing date	Status
Australia	2001258057	21 May 2001	GRANTED
Bosnia & Herzegovina	BAP 021290A	21 May 2001	ABANDONED on client’s instructions
Brazil	0111365-8	21 May 2001	ABANDONED on client’s instructions
Bulgaria	107391	21 May 2001	ABANDONED on client’s instructions
Canada (small entity status)	2409195	21 May 2001	GRANTED
China	01809802.9	21 May 2001	GRANTED
Columbia	02115018	21 May 2001	ABANDONED on client’s instructions
Croatia	P20020982A	21 May 2001	ABANDONED on client’s instructions
Czech Republic	PV 2002-4092	21 May 2001	ABANDONED on client’s instructions
Eurasian +++	200201237	21 May 2001	GRANTED. Renewed in Russia only.
Europe ++	019331222.2	21 May 2001	Awaiting examination
Georgia	4098/01-2002	21 May 2001	ABANDONED on client’s instructions
Hong Kong	04100327.0	21 May 2001	Registered
Hungary	P 03 01796	21 May 2001	ABANDONED on client’s instructions
India*	IN/PCT/2002/01523	21 May 2001	Allowed/Accepted
Indonesia	WO0200202844	21 May 2001	GRANTED

Country	Number	Filing date	Status
Israel	152902	21 May 2001	ABANDONED on client’s instructions
Korea [South]	2002-7015531	21 May 2001	Under examination – response filed.
Japan	586731/2001	21 May 2001	Examination requested
Mexico	PA/A/2002/011365	21 May 2001	GRANTED
Morocco	PV/26.964	21 May 2001	ABANDONED on client’s instructions
New Zealand	523113	21 May 2001	GRANTED
Norway	20025531	21 May 2001	ABANDONED on client’s instructions
Poland	P358837	21 May 2001	Response filed
Serbia	P-870/02	21 May 2001	ABANDONED on client’s instructions
Singaporeruction	93310 [WO 01/90562]	21 May 2001	ABANDONED on client’s insts
South Africa	2002/10013	21 May 2001	ABANDONED on client’s instructions
Sri Lanka	12918	21 May 2001	GRANTED
Trinidad & Tobago	TT/A/2002/00213	21 May 2001	ABANDONED on client’s instructions
Ukraine	20021210144	21 May 2001	ABANDONED on client’s instructions
United States	6901917	21 May 2001	GRANTED
Vietnam	1-2002-01168	21 May 2001	ABANDONED on client’s instructions

++European patent application covers Austria Belgium Switzerland Lichtenstein Cyprus Germany Denmark Spain Finland France Great Britain Greece Ireland Italy Luxembourg Netherlands Portugal Sweden Turkey Lithuania Latvia Slovenia Romania Macedonia.

+++ The Eurasian Patent Convention was signed on September 9, 1994 in Moscow by the Heads of the Governments of the Republic of Azerbaijan, the Republic of Armenia, the Republic of Belarus, Georgia, the Republic of Kazakstan, the Kyrgyz Republic, the Republic of Moldova, the Russian Federation, the Republic of Tajikistan, Ukraine and came into force on August 12, 1995 after Turkmenistan, Belarus and Tajikistan deposited their instruments of accession to the Convention to the WIPO Director General, on March 1, 1995, May 8, 1995 and May 12, 1995 respectively. To date, the Convention is also ratified by the Russian Federation, the Republic of Kazakhstan, Republic of Azerbaijan, the Kyrgyz Republic, the Republic of Moldova and the Republic of Armenia.  The Eurasian Patent was validated in all member states; however, it was renewed in Russia only.

* In the process of being assigned from Jeffrey Alan Muller to Save the World Air, Inc.

Next Actions and Costs

Each national patent application will be processed according to the peculiar requirements of the national Patent Office. Therefore, it is not possible to provide an accurate and complete summary of the next action and cost as in many cases, the deadline for the next action depends on the backlog with the national Patent Office.  However, generally, a renewal fee is payable in most countries each year on 21 May.  Additionally, for the above cases that have not yet been granted (e.g. pending patent applications), it will be necessary to pay fees from time to time such as examination fees, processing fees, grant fees etc. Again, we are not able to specify exactly when these fees will occur but as a rule of thumb, you should budget for US$1500 per pending application per year.

Device for Saving Fuel and Reducing Emissions [MK4]

Summary of Invention

Similar to Mark I device but with stacked magnets.

Statement of Invention (Provisional Application)

In one form, the invention resides in a fuel saving device comprising a support body having at least one flow opening therein and a periphery which adapts the support body for positioning within a sealed environment of a fuel system of a combustion engine in a manner in which the longitudinal axis of the at least one flow opening is co-axial with a fluid flow path, and a plurality of permanent magnets, the polar axes of all magnets oriented parallel to the flow path through the opening, characterised in that the magnets are provided in at least two stacks, each stack containing at least two magnets, the magnets of each stack each have a polar axis extending in the same direction with the magnets of at least one stack having polar axes extending in opposite direction to the other of the at least two stacks. In one form, the invention resides in a fuel saving device comprising a support body having at least one flow opening therein and a periphery which adapts the support body for positioning within a sealed environment of a fuel system of a combustion engine in a manner in which the longitudinal axis of the at least one flow opening is co-axial with a fluid flow path, and a plurality of permanent magnets, the polar axes of all magnets oriented parallel to the flow path through the opening, characterised in that the magnets are provided in at least two stacks, each stack containing at least two magnets, the magnets of each stack each have a polar axis extending in the same direction with the magnets of at least one stack having polar axes extending in opposite direction to the other of the at least two stacks.

Priority Date

The priority date is 21 June 2005 from Australian patent application 2005903248.

Country	Number	Filing date	Status
Australia	2006261578	20-June-2006	Application filed - awaiting Direction to Request Exam from Patent Office
China	200680030319.2	20-June-2006	Under Examination – Response filed
Europe	To be advised	20-June-2006	Application filed - awaiting filing report
India	262/KOL NP/2008	20-June-2006	Examination requested – Awaiting Report
Japan	2008-517269	20-June-2006	Examination requested – Awaiting Report
Korea	2008-7001473	20-June-2006	Examination to be requested by 20 June 2011
Malaysia	PI 20062013	02-May-2006	Examination to be requested by 2 May 2011
Taiwan	95115220	28-April-2006	ABANDONED on Client's instructions
Thailand	601001997	02-May-2006	Examination to be requested by 17 January 2012
United States	To be advised	20-June-2006	Application filed - awaiting filing report

Trademarks

ECO ChargR™

Country	Number	Filing Date	Status
Australia	1121860	4 July 2006	GRANTED
Madrid *	1121860	4 January 2007	GRANTED
Canada	1330199	4 January 2007	Accepted – awaiting Registration Certificate
Indonesia	D00 2007 000330	4 January 2007	Application filed – awaiting examination
Malaysia	2007/00156	4 January 2007	Application filed – awaiting examination
Thailand	649741	4 January 2007	Application filed – awaiting examination
Taiwan	96000462	4 January 2007	Under examination – response filed.

* Madrid Protocol application designates the following countries:

●	China
●	European Community
●	United States
●	Japan
●	Korea
●	Singapore
●	Vietnam

MAG ChargR™

Country	Number	Filing Date	Status
Australia	1121864	4 July 2006	Registered Co-Existence Agreement with Mag Instruments
Madrid	1121864	4 January 2007	GRANTED
Canada	1330200	4 January 2007	Under examination – response filed
Indonesia	D00 2007 000331	4 January 2007	Application filed – awaiting examination
Malaysia	2007/00157	4 January 2007	Application filed – awaiting examination
Thailand	649742	4 January 2007	Application filed – awaiting examination
Taiwan	96000465	4 January 2007	Allowed/Accepted.

STWA PERFORMANCE™

Country	Number	Filing Date	Status
Australia	1140033	11 July 2006	GRANTED
Madrid	1140033	10 July 2007	GRANTED

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

Employees

As of December 31, 2009, we had eight full-time employees. As of such date, we also utilized the services of sixteen part-time consultants to assist us with various matters, including engineering investment relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A. Risk Factors

We have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated our first revenues from operations in late 2006 and, accordingly, we have incurred net losses every year since our inception in 1998. For the fiscal years ended December 31, 2009 and 2008, we had net losses of $6,194,950 and $6,052,724, respectively.  To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our securities, including equity and debt.  We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. We have significantly reduced both our research and development efforts, and our sales and marketing efforts, during the past year. Consequently, we will need to generate substantial additional funds, from a combination of revenue and external financing activities, to fund our operations. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the Company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our ZEFS, MK IV and ELEKTRA technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 26, 2010, our independent auditors stated that our consolidated financial statements for the year ended December 31, 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring negative cash flows from operations and accumulated deficit. We had an accumulated deficit of $48,938,014 as of December 31, 2009. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations and have relied on external sources of capital to fund operations. We had $33,611 in cash at December 31, 2009 and negative cash flow from operations of $1,519,400 for the year ended December 31, 2009.

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

As of December 31, 2009 and thereafter, our expenses ran, and are expected to continue to run, at a “burn rate” of approximately $150,000 per month, which amount could increase during 2010. We are not currently able to fund operations on a current basis, and we will require substantial additional capital in order to operate.  In order to fund some of our capital needs, we conducted private offerings of our securities in 2008 and 2009.   While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that the equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.

We will need additional capital to repay certain short-term debt as it matures.

 At December 31, 2009, the Company was in default on the 2008 Fall Offering in the amount of $81,419; the 2008 Winter Offering in the amount of $12,186 and the 2009 Winter #1 Offering in the amount of $210,763.  Negotiations are being conducted to convert these notes into shares of the Company’s common stock.

We have $341,267 remaining principal amount of convertible subordinated notes due March 2010, April 2010 and September 2010 to certain investors. In March 2009, we issued $247,302 convertible notes in our 2009 Winter Offering-II to certain investors, of which $95,502 will be due in March 2010. In April 2009, we issued $181,500 convertible notes in our 2009 Spring Offering to certain investors, of which $88,000 will be due in April 2010. In September 2009, we issued $467,500 convertible notes in our 2009 Summer Offering to certain investors, of which $157,765 will be due in September 2010.

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

We are in default in payments due Temple University

At December 31, 2009, the Company owed to Temple University a total of $1,006,384 for the License Agreement, Maintenance Fees, R&D Agreement and penalties and we were in default in those payments.  The Company’s failure to cure the default could result in the termination of the License and R&D Agreements.  If the termination occurs, this would have a material adverse impact on the Company’s financial condition.

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

Any revenues that we may earn in the future are unpredictable, and our operating results are likely to fluctuate from quarter to quarter.

We believe that our future operating results will fluctuate due to a variety of factors, including:

●	delays in product development;

●	market acceptance of our new products;

●	changes in the demand for, and pricing, of our products;

●	competition and pricing pressure from competitive products;

●	manufacturing delays; and

●	expenses related to, and the results of, proceedings relating to our intellectual property.

A large portion of our expenses, including expenses for our facilities, equipment and personnel, is relatively fixed and not subject to further significant reduction. In addition, we expect our operating expenses will increase in 2010 as we continue our research and development and increase our production and marketing activities, among other activities. Although we expect to generate revenues from sales of our products, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

If we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may:

●	incur substantial monetary damages;

●	encounter significant delays in marketing our current and proposed product candidates;

●	be unable to conduct or participate in the manufacture, use or sale of product

●	candidates or methods of treatment requiring licenses;

●	lose patent protection for our inventions and products; or

●	find our patents are unenforceable, invalid, or have a reduced scope of protection.

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

The market price for our common stock has been volatile during the last year, ranging from a closing price of $0.58 on December 29, 2009 to a closing price of $0.22 on August 31, 2009, and a closing price of $0.55 on March 12, 2010. Additionally, the price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including:

●	developments with respect to patents or proprietary rights;

●	announcements of technological innovations by us or our competitors;

●	announcements of new products or new contracts by us or our competitors;

●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

●	changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates;

●	conditions and trends in our industry;

●	new accounting standards;

●	general economic, political and market conditions and other factors; and

●	the occurrence of any of the risks described in this Memorandum.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our Executive Offices are located at 735 State Street, Suite 500, Santa Barbara, California 93101 and our engineering, production and testing facility is located at 235 Tennant Avenue, Morgan Hill, California 95037. In September 2005, the Company entered into a lease for the term September 1, 2005 through August 31, 2007 and carried an option to renew for two additional years at the then prevailing market rate. Monthly rent was $2,240 per month under this lease. The lease was amended in February 2006 for additional space. Monthly rate under the amended lease was $4,160 per month.  The Company renewed this lease on August 9, 2007 for an additional two-year term.  The rent is $4,640 per month for the first six months of the new term of the lease and $5,480 per month for the remaining eighteen months of the new term of the lease.  We believe that this space is adequate for our current and planned needs.

In March 2009, the Company entered into a sublease agreement for its executive offices in Santa Barbara, California.  The term of the lease was for $3,520 per month from April 1, 2009 through December 31, 2009 and $3,630 per month from January 1, 2010 to December 31, 2010.

Item 3. Legal Proceedings

We have concluded our litigation in previous matters involving the Company’s prior Chairman and Chief Executive, Jeffrey Muller and all related matters and are of the current opinion that the Company no longer faces litigation liability in connection with those cases. However, we are continuing to assure the Company’s obligations are fully in compliance with a previous injunction order entered by a Federal District Court over six years ago to timely file all of the Company’s financial and related reports is continuing and current.  The Company will shortly be petitioning the Federal District Court to dissolve the compliance injunction on the basis that for more than a six-year period, under the Company’s new administrative and executive leadership, it has been fully compliance with the Company’s SEC financial and reporting obligations.

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Litigation Involving Former Executive Officer

On or about October 5, 2005, Bruce H. McKinnon (“McKinnon”),  then president of the Company, and the Company entered into an Amended and Restated Employment Agreement, which provided for, among other things, a term expiring on December 31, 2007.  On or about June 15, 2007, McKinnon and the Company entered into a Separation Agreement and General Mutual Release of Claims (the “Separation Agreement”).  On or about August 31, 2007, McKinnon demanded payment of $238,696.15 pursuant to the terms of the Separation Agreement.  Payment was not made by the Company, and McKinnon thus commenced an arbitration proceeding against the Company seeking payment of $238,696.15, plus payment for unpaid vacation pay, reimbursement of expenses, reimbursement of health insurance premiums, interest, attorneys’ fees, labor code penalties and arbitration fees.  The total amount demanded by McKinnon was $344,642.00, which was awarded to McKinnon on May 21, 2009, following completion of an arbitration hearing on March 12, 2009 (the “Arbitration Award”) and has been reflected as an accrued liability in the accompanying December 31, 2009 balance sheet.

On July 17, 2009, the Superior Court of the State of California, County of Los Angeles in the matter titled Bruce H. McKinnon v. Save the World Air, Inc. (Case No. BS 114835), confirmed the Arbitration Award and entered judgment thereon in favor of McKinnon in the amount of $344,642.00, plus attorneys’ fees in the amount of $1,750.00 and costs of $40.00 (the “Judgment”).  Since entry of the Judgment, McKinnon has engaged in collection efforts, resulting, to date, in seizure of a Company bank account containing approximately $8,000.00.  McKinnon has also filed a Form UCC-1 Financing Statement against the assets of the Company.

The Company has commenced discussions with McKinnon to settle the Judgment on an installment payment basis.  We can provide no assurances that such a settlement will be achieved.

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

	2009		2008
	High	Low	High	Low
First Quarter	$0.50	$0.38	$0.86	$0.30
Second Quarter	$0.43	$0.25	$0.79	$0.37
Third Quarter	$0.42	$0.22	$0.45	$0.27
Fourth Quarter	$0.58	$0.28	$0.40	$0.12

According to the records of our transfer agent, we had 959 stockholders of record of our common stock at March 15, 2010. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Issuances of Unregistered Securities in Last Fiscal Year

2009 Winter Offering I

From January 13, 2009 through January 26, 2009, we conducted a private offering (the “2009 Winter Offering I”) and issued Convertible Notes in the aggregate face amount of $250,000.  These Notes were sold for an aggregate purchase price of $250,000 net proceeds.  The Notes are convertible into 694,444 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 347,722 shares of our common stock.  (See “Details of Recent Financing Transactions”).

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

2009 Wellfleet Offering

Effective as of November 20, 2009, Save The World Air, Inc., a Nevada corporation (the “Company”), completed a private financing of $75,000 principal amount of 7% Convertible Promissory Notes (the “Notes”) and 300,000 Common Stock Purchase Warrants exercisable at $.30 per share (the “Warrants”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with 3 accredited investors (the “Note Offering”), through Sandgrain Securities, Inc., as placement agent.  (See “Details of Recent Financing Transactions”)

2009 Fall Offering

From October 2, through December 31, 2009, we conducted a private offering (the “Fall 2009 Offering”) consisting of an aggregate of $344,500 of 7% Convertible Promissory Notes (the “Notes”) with interest compounded quarterly at the annual rate of 7% payable at maturity, and warrants to purchase an aggregate of 1,378,000 shares of our common stock (the “Fall 2009 Warrants”).  The Fall 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 1,378,000 shares of our common stock at a conversion price of $0.25 per share.  The Fall 2009 Warrants are for a term of three years at an exercise price of $0.30 per share.

As of December 31, 2009, the Company had received $344,500. (See “Details of Recent Financing Transactions”)

Other Issuances

During the year ended December 31, 2009, convertible notes in the amount of $1,597,791 of our previously issued and outstanding Investor Notes were converted to 6,287,557 shares of common stock.

During the year ended December 31, 2009, we issued 495,615 shares of common stock in settlement of payables in the amount of $129,481.

During the year ended December 31, 2009, we issued 1,482,000 shares of common stock for consulting services.

Item 6. Selected Consolidated Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in Item 7 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-K, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2009, and we undertake no duty to update this information.

Overview

We are a development stage company that generated its first initial revenues in the fourth quarter of 2006. Our focus is on research and development, and initial sales and marketing, of products incorporating our proprietary and patented technology, which is designed to reduce harmful emissions, and/or improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines. We have devoted the bulk of our efforts to the completion of the design, the development of our production models, testing of devices and the promotion of our products in the marketplace. We anticipate that these efforts will continue during 2010.

Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2009 and will need to raise substantial additional capital in 2010, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation

There were no revenues and cost of sales for the fiscal year ended December 31, 2009 and 2008

Operating expenses were $3,042,465 for the fiscal year ended December 31, 2009, compared to $3,062,537 for the fiscal year ended December 31, 2008, a decrease of $20,072. The decrease is attributable to a decrease in non-cash expenses of $252,243 offset by an increase in cash expenses of $232,171. Specifically, the decrease in non-cash expenses is attributable to decreases in stocks, options and warrants given to employees, consultants and lawyer ($246,364) and depreciation and bad debt expenses ($5,879). The increase in cash expenses is attributable to office and other expenses ($117,449), salaries and benefits expenses ($97,102) and consulting and professional fees ($39,062); offset by decreases in travel ($18,405) and corporate expenses ($3,037).

Research and development expenses were $428,139 for the fiscal year ended December 31, 2009, compared to $652,363 for the fiscal year ended December 31, 2008, a decrease of $224,224. Our research and development expenses include contracts with Temple University, cost of tools and supplies and travel expenses. The decrease in research and development expenses is primarily attributable to decreases in contracts with Temple University ($165,366), testing tools and supplies ($38,386) and travel expenses ($20,472).

Interest and financing expense was $1,603,500 for the fiscal year ended December 31, 2009, compared to $1,461,927 for the fiscal year ended December 31, 2008.  This increase of $141,573 is attributable to an increase in non-cash interest expense and financing fees of $114,108 and an increase in cash interest expense and financing fees of $27,465.

We incurred a change in fair value of derivatives of $307,840; cost of private placement of $511,503 and cost to modify the conversion of certain notes of $300,703.

We had a net loss of $6,194,950 or $0.09 per share for the fiscal year ended December 31, 2009 compared to a net loss of $6,052,724, or $0.11 per share for the fiscal year ended December 31, 2008.

 Liquidity and Capital Resources

General

We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of December 31, 2009, we had cash of $33,611 and an accumulated deficit of $48,938,014. Our negative operating cash flow in 2009 was funded primarily through the sale convertible notes.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $6,194,950 and a negative cash flow from operations of $1,519,400 for the year ended December 31, 2009, and had a working capital deficiency of $5,722,842 and a stockholders’ deficiency of $5,610,952 at December 31, 2009.  These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

During 2009, we raised an aggregate of $1,182,320 gross proceeds and $1,176,320 net proceeds from the issuance of Convertible Notes, as follows:

●	Gross and net proceeds of $250,000 from the issuance of convertible notes and warrants in a 2009-Winter #1 offering. The face amount of the notes is $250,000.
●	Gross and net proceeds of $224,820 from the issuance of convertible notes and warrants in a 2009 Winter #2 offering. The face amount of the notes is $247,302.
●	Gross and net proceeds of $165,000 from the issuance of convertible notes and warrants in a 2009 Spring offering. The face amount of the notes is $181,500.
●	Gross and net proceeds of $467,500 from the issuance of convertible notes and warrants in a 2009 Summer offering. The face amount of the notes is $467,500.
●	Gross proceeds of $75,000 and net proceeds of $69,000 from the issuance of convertible notes and warrants in a 2009 Wellfleet offering. The face amount of the notes is $75,000.

On October 2, 2009, we began a 2009 Fall Offering.  As of December 31, 2009, we had received $344,500 and through January 15, 2010, we received an additional $1,243,625 for an aggregate of $1,588,125 gross and net proceeds from issuance of convertible notes and warrants,

Details of Recent Financing Transactions

2009 Winter Offering #1.  From January 13, 2009, through January 26, 2009, we conducted and concluded a private offering (the “Winter 2009 Offering”) of up to $250,000 aggregate face amount of its convertible notes (the “ 2009 Winter Notes”) with 8 accredited investors. A total of $250,000 aggregate face amount of the Winter 2009 Notes were sold for an aggregate purchase price of $250,000.  The Winter 2009 Notes bear interest at 10% per annum, payable at maturity. The Winter 2009 Notes mature three months from their date of issuance. The Winter 2009 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 Offering (the “Conversion Price”). Up to 694,444 Conversion Shares are initially issuable at a Conversion Price of $0.36 per share.

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

The aggregate value of the Winter 2009 Offering Warrants issued in connection with the January 26, 2009 closing were valued at $66,178 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 0.85%; dividend yield of 0%; volatility factors of the expected market price of common stock of 151.42%; and an expected life of two years  (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $107,844.  The value of the Winter 2009 Offering Warrants and the beneficial conversion feature are considered as debt discount and were amortized over the life of the notes.

As of December 31, 2009, investors have converted $25,000 of the Convertible Notes into 69,444 shares of the Company’s common stock. As of April 26, 2009, the Company was in default in the amount of $225,000.  The Company has paid $50,000 as a partial redemption of the defaulted convertible notes.  As of December 31, 2009, $175,000 of the Convertible Notes were currently in default. The outstanding balance at December 31, 2009 was $210,773 which includes a default penalty of $17,500 and interest of $18,273. (See “Item 9B. Other Information”)

2009 Winter Offering #2.  From February 4, 2009, through March 11, 2009, we conducted and concluded a private offering (the “Winter 2009 #2 Offering”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009  #2 Notes”) with 17 accredited investors. A total of $247,302 aggregate face amount of the Winter 2009 #2 Notes were sold for an aggregate purchase price of $224,820.  While the stated interest rate on the Winter 2009#2 Notes is 0%, the actual interest rate on the Winter 2009 #2 Notes is 10% per annum. The Winter 2009 #2 Notes mature on the first anniversary of their date of issuance. The Winter 2009 #2 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 #2 Offering (the “Conversion Price”). Up to 772,818 Conversion Shares are initially issuable at a Conversion Price of $0.32 per share.

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

As of December 31, 2009, investors have converted $151,800 of the Convertible Notes into 474,374 shares of the Company’s common stock. The outstanding Convertible Note balance at December 31, 2009 was $95,502.

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

As of December 31, 2009, investors have converted $93,500 of the Convertible Notes into 346,296 shares of the Company’s common stock. The outstanding Convertible Note balance at December 31, 2009 was $88,000.

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

Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the exercise price upon any future sale of common stock or warrants at or below the current exercise price.

The Company considered the current Financial Accounting StandardsBoard guidance of “Determining Whether an Instrument  Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed amount..  As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance.

The Company determined that the fair value of the warrant liability at issuance to be $668,525 based upon a weighted average black scholes calculation (See Note 7). The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $668,525 exceeded the note value of $467,500, the excess of the liability over the note amount of $201,025 was considered to be cost of the private placement.

As of December 31, 2009, investors have converted $312,500 of the Convertible Notes plus interest of $1,397 into 1,255,588 shares of  the Company’s common stock. The outstanding Convertible Note balance, including accrued interest of $2,765 is $157,765.

2009 Wellfleet Offering

Effective as of November 20, 2009, Save The World Air, Inc., a Nevada corporation (the “Company”), completed a private financing of $75,000 principal amount of 7% Convertible Promissory Notes (the “Notes”) and 300,000 Common Stock Purchase Warrants exercisable at $.30 per share (the “Warrants”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with 3 accredited investors (the “Note Offering”), through Sandgrain Securities, Inc., as placement agent.

The Notes are initially convertible into the Company’s common stock at a price of $.25 per share and accrue interest at 7% per year with a default rate of 10%, payable quarterly in cash.  Interest payments are payable in stock at the sole discretion of the Note holders, or, in the event that shares issuable thereon are registered under the Securities Act of 1933, as amended (the “Act”), or otherwise freely tradable pursuant to Rule 144, at the discretion of the Company as well. The Notes and any unpaid interest are due and fully payable on September 28, 2012.  The conversion price of the Notes are adjustable for corporate events such as merger, reclassification or stock splits.

Pursuant to the terms of the Purchase Agreement, and among other terms, in the event the Company conducts any subsequent financings (each, a “Follow On Offering”) of any kind other than an offering of securities substantially similar to the Notes and Warrants or certain other exempted issuances enumerated in the Notes, the Notes may, at the discretion of each holder thereof,  be exchanged in whole or in part to the extent of outstanding principal and/or interest in such Note, into the securities offered in the Follow On Offering, by applying and exchanging the outstanding principal and interest of such Notes towards the purchase price of the securities offered in such Follow On Offering, at the same price and terms of the Follow On Offering.

The Warrants issued in connection with the Note Offering are exercisable commencing six months after the issuance date until 5:00 p.m., E.S.T on September 29, 2012 at $.30 per share.  The Warrant exercise price is adjustable based on weighted average anti dilution provisions as set forth in the Warrant.

The Company paid a placement agent fee to Sandgrain Securities, Inc. of (i) $6,000 in cash, (ii) 24,000 shares of Common Stock constituting 8% of the number of Conversion Shares initially issuable upon exercise of the Notes, and (iii) 24,000 warrants, substantially similar to the Warrants sold to investors (the “Placement Agent Warrants”), in connection with the Note Offering, in addition to legal fees.

Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the exercise price upon any future sale of common stock or warrants at or below the current exercise price.

The Company considered the current Financial Accounting StandardsBoard guidance of “Determining Whether an Instrument  Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed amount..  As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance.

The Company determined that the fair value of the warrant liability at issuance to be $668,525 based upon a weighted average black scholes calculation (See Note 7). The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $668,525 exceeded the note value of $467,500, the excess of the liability over the note amount of $201,025 was considered to be cost of the private placement.

The outstanding balance of the Convertible Notes at December 31, 2010 was $75,000.

2009 Fall Offering

From October 2, through December 31, 2009, we conducted a private offering (the “Fall 2009 Offering”) consisting of an aggregate of $1,588,125 of 7% Convertible Promissory Notes (the “Notes”) with interest compounded quarterly at the annual rate of 7% payable at maturity, and warrants to purchase an aggregate of 6,352,500 shares of our common stock (the “Fall 2009 Warrants”).  The Fall 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 6,352,500 shares of our common stock at a conversion price of $0.25 per share.  The Fall 2009 Warrants are for a term of three years at an exercise price of $0.30 per share. Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the exercise price upon any future sale of common stock or warrants at or below the current exercise price.

The Company considered the current Financial Accounting StandardsBoard guidance of “Determining Whether an Instrument  Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed amount..  As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance.

The Company determined that the fair value of the warrant liability at issuance to be $654,978 based upon a weighted average black scholes calculation (See Note 7). The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $654,978 exceeded the note value of $344,500, the excess of the liability over the note amount of $310,478 was considered to be cost of the private placement.

As of December 31, 2009, the Company had received $344,500. (See “Other Information 9B”).

Summary

We have cash on hand to meet expenses only for a short period of time.  In order to fund the repayment of our outstanding notes, we must raise additional funds. At December 31, 2009, these notes included  the Fall 2008 Notes due in October 2009, the Winter 2008 Notes due in December 2009., the 2009 Winter #1 Notes due in April 2009,  the 2009 Winter #2 Notes due in March 2010, the 2009 Spring Notes due in April 2010, the 2009 Summer Notes due in September 2010, the 2009 Wellfleet Notes due in September 2012 and the 2009 Fall Notes due in January 2012.  In addition to the funds required to continue to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University, costs associated with product development and commercialization of the ELEKTRA technology, costs to manufacture and ship our products, costs to design and implement an effective system of internal controls and disclosure controls and procedures, costs of maintaining our status as a public company by filing periodic reports with the SEC, and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2010 and beyond.

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

From October 2, through January 15, 2010, the Company conducted and completed a private offering (the “Fall 2009 Offering”) consisting of an aggregate of $1,588,125 of 7% Convertible Promissory Notes (the “Notes”) with interest compounded quarterly at the annual rate of 7% payable at maturity, and warrants to purchase an aggregate of 6,352,500 shares of our common stock (the “Fall 2009 Warrants”).  The Company received $1,186,875 net proceeds, of which $344,500 was received as of December 31, 2009, and converted existing liabilities of $401,250 to these notes.  The Fall 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 6,352,500 shares of our common stock at a conversion price of $0.25 per share.  The Fall 2009 Warrants are for a term of three years at an exercise price of $0.30 per share.

From February 15, 2010, through March 22, 2010, the Company is conducting a private offering (the “Winter 2010 Offering”) of up to $700,000 aggregate face amount of its convertible notes (the “Winter 2010  Notes”). A total of $129,800 aggregate face amount of the Winter 2010  Notes have been sold for an aggregate purchase price of $118,000.  While the stated interest rate on the Winter 2010 Notes is 0%, the actual interest rate on the Winter 2010 Notes is 10% per annum. The Winter 2010 Notes mature on the first anniversary of their date of issuance. The Winter 2010 Notes are convertible, at the option of the noteholder, into 324,500 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.40 per share (the “Conversion Price

Each of the investors in the Winter 2010 Offering received, for no additional consideration, a warrant (the “Winter 2010 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Winter 2010 Notes are convertible (the “Warrant Shares”).  Each Winter 2010 Warrant is exercisable on a cash basis only at an initial price of $0.40 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 324,500 Warrant Shares are initially issuable to date on exercise of the Winter 2010 Warrants.

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

Year ending December 31,	Operating Leases (1)	Guaranteed Payments
2010	43,560	385,800	(2)
2011	0	17,567	(3)
Total	$43,560	$403,367

(1)	Consists of rent for our Santa Barbara Facility expiring on December 31, 2010. (For description of this property, see Part 1, Item 2, and “Property”).
(2)
Consists of an aggregate of  $210,800 in total compensation, including base salary and certain contractually-provided benefits, to an executive officer, pursuant to an employment agreement that expires on January 30, 2011 and $175,000 in licensing  maintenance fees to Temple University.

(3)
Consists of  an aggregate of $17,567 in total compensation, including base salary and certain contractually-provided benefits to an executive officer, pursuant to an employment agreement that expires on January 30, 2011.

Licensing Fees to Temple University.  For details of the licensing agreements with Temple University, (See “Part I, Item 1, “Business - Our Business Strategy - Our Technologies and Products”).

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

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP") effective for interim and annual reporting periods ending after September 15, 2009.  The FASB accounting standards codification (“ASC, “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.   Beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

In June 2009, the FASB made an updated the principle for the consolidation of variable interest entities.  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIE’s. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its consolidated financial position and results of operations.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 8.   Financial Statements

Our consolidated financial statements as of and for the years ended December 31, 2009 and 2008 are presented in a separate section of this report following Item 15 and begin with the index on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  were ineffective as of December 31, 2009, due to the material weaknesses in our internal control over financial reporting described below.

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

In light of the material weaknesses in internal control over financial reporting described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles.  Despite material weaknesses in our internal control over financial reporting, we believe that the financial statements included in our Form 10-K for the period ended December 31, 2009 fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

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

Our Chief Executive Officer, Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weaknesses described above, management concluded that, as of December 31, 2009, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

We have retained a consulting firm and are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete a review during 2010 to comply with the requirements of the SEC, which as required by SEC rules, will include an opinion from our auditors regarding management’s report on internal control over financial reporting for our fiscal year ending 2010.  We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan.  It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Our annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting and management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only Management’s report in this annual report.

Item 9B. Other Information

2009  Fall Offering

From October 2, through January 15, 2010, the Company conducted and completed a private offering (the “Fall 2009 Offering”) consisting of an aggregate of $1,588,125 of 7% Convertible Promissory Notes (the “Notes”) with interest compounded quarterly at the annual rate of 7% payable at maturity, and warrants to purchase an aggregate of 6,352,500 shares of our common stock (the “Fall 2009 Warrants”).  The Company received $1,186,875 net proceeds and converted existing liabilities $401,250.  The Fall 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 6,352,500 shares of our common stock at a conversion price of $0.25 per share.  The Fall 2009 Warrants are for a term of three years at an exercise price of $0.30 per share.

Litigation Involving Former Executive Officer

On or about October 5, 2005, Bruce H. McKinnon (“McKinnon”), then president of the Company, and the Company entered into an Amended and Restated Employment Agreement, which provided for, among other things, a term expiring on December 31, 2007.  On or about June 15, 2007, McKinnon and the Company entered into a Separation Agreement and General Mutual Release of Claims (the “Separation Agreement”).  On or about August 31, 2007, McKinnon demanded payment of $238,696.15 pursuant to the terms of the Separation Agreement.  Payment was not made by the Company, and McKinnon thus commenced an arbitration proceeding against the Company seeking payment of $238,696.15, plus payment for unpaid vacation pay, reimbursement of expenses, reimbursement of health insurance premiums, interest, attorneys’ fees, labor code penalties and arbitration fees.  The total amount demanded by McKinnon was $344,642.00, which was awarded to McKinnon on May 21, 2009, following completion of an arbitration hearing on March 12, 2009 (the “Arbitration Award”) and has been reflected as an accrued liability in the accompanying December 31, 2009 balance sheet.

On July 17, 2009, the Superior Court of the State of California, County of Los Angeles in the matter titled Bruce H. McKinnon v. Save the World Air, Inc. (Case No. BS 114835), confirmed the Arbitration Award and entered judgment thereon in favor of McKinnon in the amount of $344,642.00, plus attorneys’ fees in the amount of $1,750.00 and costs of $40.00 (the “Judgment”).  Since entry of the Judgment, McKinnon has engaged in collection efforts, resulting, to date, in seizure of a Company bank account containing approximately $8,000.00.  McKinnon has also filed a Form UCC-1 Financing Statement against the assets of the Company.

The Company has commenced discussions with McKinnon to settle the Judgment on an installment payment basis.  We can provide no assurances that such a settlement will be achieved.

2010 Winter Offering

From February 15, 2010, through March 22, 2010, the Company is conducting a private offering (the “Winter 2010 Offering”) of up to $700,000 aggregate face amount of its convertible notes (the “Winter 2010  Notes”). A total of $129,800 aggregate face amount of the Winter 2010  Notes have been sold for an aggregate purchase price of $118,000.  While the stated interest rate on the Winter 2010 Notes is 0%, the actual interest rate on the Winter 2010 Notes is 10% per annum. The Winter 2010 Notes mature on the first anniversary of their date of issuance. The Winter 2010 Notes are convertible, at the option of the noteholder, into 324,500 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.40 per share (the “Conversion Price

Each of the investors in the Winter 2010 Offering received, for no additional consideration, a warrant (the “Winter 2010 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Winter 2010 Notes are convertible (the “Warrant Shares”).  Each Winter 2010 Warrant is exercisable on a cash basis only at an initial price of $0.40 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 324,500 Warrant Shares are initially issuable to date on exercise of the Winter 2010 Warrants.

Temple University Default

At December 31, 2009, the Company owed to Temple University a total of $1,006,384 for the License Agreement, Maintenance Fees, R&D Agreement and penalties and we were in default in those payments.  The Company’s failure to cure the default could result in the termination of the License and R&D Agreements.  If the termination occurs, this would have a material adverse impact on the Company’s financial condition.  As of March 26, 2010, we have received written approval of an extension of time to April 30, 2010 to renegotiate the outstanding balance.

PART III

Item 10.  Directors and Executive Officers of Registrant

ELECTION OF DIRECTORS

Composition of Board of Directors

Our bylaws provide that the Board shall consist of between one and eight directors, as determined by the Board from time to time. At December 31, 2009, the Board consists of four (4) members elected by the holders of the common stock at the Company’s Meeting of Shareholders on April 30, 2009.  Our directors are elected by our stockholders at each annual meeting of stockholders and will serve until their successors are elected and qualified, or until their earlier resignation or removal. There are no family relationships among any of our current directors or our executive officers.

Directors

The following constitute the Board of Directors as of December 31, 2009:

Name	Age	Position	Director Since

Cecil B. Kyte (1) (3)	39	Chief Executive Officer, Chairman, Director	2006

Charles R. Blum	71	President, Director	2007

John F. Price PhD (1) (2) (3)	65	Director	2002

Nathan Shelton (1) (2)	62	Director	2007

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Biographical Information Regarding Directors

Cecil Bond Kyte has served as a director since February 21, 2006.  In December 2007, Mr. Kyte was elected by the Board of Directors to serve as Chairman of the Board. On January 30, 2009, he was appointed to serve as Chief Executive Officer, replacing Charles R. Blum.  For the past twenty years Mr. Kyte has been a pilot in various capacities and flight academy instructor.  From February 2000 to November 2002, Mr. Kyte was employed by United States regional carrier, Chautauqua Airways, including service as an airline Captain.  After retiring in December 2002, Mr. Kyte has been an investor in a number of businesses, including oil and gas and financial business consulting services.  He is a co-founder of SwissGuard International, GmbH, a financial consulting firm based in Zurich, Switzerland.  A recent auto-racing achievement, Mr. Kyte won the 2006 SCCA ITA Regional Championship and also “Rookie of the Year” award.  Mr., Kyte received a B.S. Degree in Accounting from Long Beach State University.

Charles R. Blum was appointed on July 25, 2007 to the Board of directors and engaged as the President and Chief Executive Officer of the Company. In January 2009, Mr. Blum resigned as Chief Executive Officer and continues to serve as President.  Mr. Blum spent 22 years as the President/CEO of the Specialty Equipment Market Association (SEMA).  SEMA is a trade group representing 6500 business members who are actively engaged in the manufacture and distribution of automotive parts and accessories. SEMA produces the world’s largest automotive aftermarket Trade Show which is held annually in Las Vegas, Nevada. Mr. Blum led the association as its members grew from a handful of small entrepreneurial companies into an industry membership that sells over 31 billion dollars of product at the retail level annually. Mr. Blum has a proven record of accomplishment as a senior executive and brings a broad knowledge of the automotive aftermarket to the Company.  Mr. Blum attended Rutgers University.

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

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2007:

Name	Age	Position

Cecil Bond Kyte	39	Chief Executive Officer

Charles R. Blum	71	President

Eugene E. Eichler	83	Interim Chief Financial Officer

For the biographies of Cecil Bond Kyte and Charles R. Blum, please see above under “Biographical Information Regarding Directors.”

Eugene E. Eichler, CPA, has served as our Interim Chief Financial Officer since October 2007.  The Company intends to obtain a Chief Financial Officer on a permanent basis to replace Mr. Eichler once a suitable replacement is available. He served as our Chief Executive Officer from October 2005 until November 2006, at which time he separated from the company due to medical disability. He served as our Chief Financial Officer since May 2002 until November 2006 and has been a director since May 2002. Mr. Eichler served as our President from March 2004 to October 2005 and as our Chief Operating Officer from October 2001 to March 2004. Mr. Eichler was the Chief Financial Officer and Firm Administrator of the law firm Masry & Vititoe from 1982 to October 2001. From 1974 to 1982, Mr. Eichler provided financial consulting services to Foundation for HMO’s, Acne Care Medical Clinics and Earth Foods, Inc. From 1960 to 1974, Mr. Eichler headed financial consulting services for Milburn Industries and Brown, Eichler & Company. From 1953 to 1960, he held the position of Chief Budgets and Forecasts at North American Aviation. From 1951 to 1953, Mr. Eichler held various audit positions at the Atomic Energy Commission. Mr. Eichler received a B.A. from University of Montana.

Code of Business Conduct

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

Board of Directors

Director Independence

Our Board of Directors currently consists of four (4) members. The Board has affirmatively determined that Messrs. Price and Shelton  are independent directors.  Mr. Kyte, our Chief Executive Officer and Mr. Blum, our  President , are not considered independent.

Meetings of the Board

The Board held six (6) meetings and acted by written consent two (2) times during 2009, and held three (3) meetings and acted by written consent three (3) times in 2008. Each of the directors attended 75% or more of the aggregate number of meetings of the Board and Committees on which the director served in 2009 and 2008.

Each of our directors is encouraged to attend the Company’s 2010 Annual Meeting and to be available to answer any questions posed by stockholders to such director. Because our Board holds one of its regular meetings in conjunction with our Annual Meeting of stockholders, we anticipate that all of the members of the Board will be present for the 2010 Annual Meeting.

Communications with the Board

The following procedures have been established by the Board in order to facilitate communications between our stockholders and the Board:

●
Stockholders may send correspondence, which should indicate that the sender is a stockholder, to the Board or to any individual director, by mail to Corporate Secretary, Save the World Air, Inc. 735 State Street, Suite 500, Santa Barbara,  California ,93101 or by e-mail to questions @stwa.com.

●
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

●
The log of stockholder correspondence will be available to members of the Board for inspection. At least once each year, the Secretary will provide to the Board a summary of the communications received from stockholders, including the communications not sent to directors in accordance with the procedures set forth above.

Our stockholders may also communicate directly with the non-management directors, individually or as a group, by mail c/o Corporate Secretary, Save the World Air, Inc., 735 State Street, Suite 500, Santa Barbara,  or by e-mail to questions@stwa.com.

The Audit Committee has established procedures, as outlined in the Company’s policy for “Procedures for Accounting and Auditing Matters”,  for the receipt, retention and treatment of complaints regarding questionable accounting, internal controls, and financial improprieties or auditing matters. Any of the Company’s employees may confidentially communicate concerns about any of these matters by calling our toll-free number, (877) 872--7892. Upon receipt of a complaint or concern, a determination will be made whether it pertains to accounting, internal controls or auditing matters and if it does, it will be handled in accordance with the procedures established by the Audit Committee.

Committees of the Board

The Board has a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Each of these committees operates under a written charter. Copies of these charters, and other corporate governance documents, are available on our website, www.stwa.com In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Corporate Secretary, Save the World Air Inc., 735 State Street, Suite 500, Santa Barbara, California 93101.

The composition, functions and general responsibilities of each committee are summarized below.

Audit Committee

The Audit Committee currently consists of Messrs. Kyte (chairperson), Price and Shelton. The Board has determined that Mr. Price is an audit committee financial expert, and is independent under rules of the SEC.  The Board also believes that Mr. Shelton meets the independence requirements.  Mr. Kyte, our Chief Executive Officer is not considered independent.  The Audit Committee held a total of four (4) meetings during 2009 and a total of four (4) meetings during 2008.

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

AUDIT COMMITTEE REPORT

The following report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this report by reference therein, and shall not be deemed to be soliciting material or otherwise deemed filed under either such Act.

The Audit Committee is currently composed of three (3) directors, Messrs. Kyte (Chairperson), Price and Shelton Kyte.  The Board has determined that Mr. Price is an audit committee financial expert, and is independent within the rules of the SEC. The Board also has determined that Mr. Bolio is independent within the rules of the SEC. The duties and responsibilities of a member of the Audit Committee are in addition to his duties as a member of the Board.

The Audit Committee operates under a written charter, which is available on the Company’s website. The Board and the Audit Committee believe that the Audit Committee charter complies with the current standards set forth in SEC regulations. There may be further action by the SEC during the current year on several matters that affect all audit committees. The Board and the Audit Committee continue to follow closely further developments by the SEC in the area of the functions of audit committees, particularly as it relates to internal controls for non-accelerated filers, and will make additional changes to the Audit Committee charter and the policies of the Audit Committee as required or advisable as a result of these new rules and regulations. The Audit Committee met four (4) times during 2009 and four (4) times during 2008.

The Audit Committee’s primary duties and responsibilities are to:

●	engage the Company’s independent auditor;

●	monitor the independent auditor’s independence, qualifications and performance;

●	pre-approve all audit and non-audit services;

●	provide an open avenue of communication among the independent auditor, financial and senior management of the Company and the Board; and

●	monitor the Company’s compliance with legal and regulatory requirements.

Management is responsible for the Company’s internal controls and the financial reporting process. The Company’s independent auditor is responsible for performing an independent audit of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board and issuing a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes.

The Company is planning to form an internal management group, reporting to the Chief Executive Officer and the Audit Committee that is charged with guiding the Company in meeting the various requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Audit Committee has begun to implement procedures to ensure that during the course of each fiscal year it devotes the attention that it deems necessary or appropriate to each of the matters assigned to it under its charter.

In overseeing the preparation of the Company’s financial statements, the Audit Committee held meetings with the Company’s independent auditors, both in the presence of management and privately, to discuss the overall scope and plans for their audit, review and discuss all financial statements prior to their issuance, and discuss significant accounting issues. Management advised the Audit Committee that all financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and the Audit Committee discussed the statements with both management and the Company’s independent auditors. In accordance with Section 204 of the Sarbanes-Oxley Act and the Statement on Auditing Standards (“SAS”) No. 61 (Communication With Audit Committees) as amended by SAS No. 90 (Audit Committee Communications), the Audit Committee has discussed with the Company’s independent auditors all matters required under the Sarbanes-Oxley Act and the foregoing standards.

With respect to the Company’s independent auditors, the Audit Committee, among other things, discussed with Weinberg & Co., P.A., matters relating to its independence, including the written disclosures made to the Audit Committee as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). The Audit Committee also reviewed and approved the audit and non-audit fees of that firm.

On the basis of these reviews and discussions, the Audit Committee (i) appointed Weinberg & Co., P.A. as the independent registered public accounting firm for the 2009 fiscal year and (ii) recommended to the Board that the Board approve the inclusion of the Company’s audited financial statements in the 10-K for filing with the SEC.

Respectfully submitted:

Cecil Bond Kyte (Chairman)
John Price, PhD
Nathan Shelton

Compensation Committee, Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Price (chairperson) and Shelton. The Board believes that Messrs. Price and Shelton meet the independence requirements under the rules of the SEC.  None of our executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 2009. The Compensation Committee held one (1) meeting during 2009 and held three (3) meetings during 2008.

The Compensation Committee operates under a written charter. The Compensation Committee establishes the compensation and benefits of our executive officers. The Compensation Committee also administers our employee benefit plans, including our 2004 Plan.

Please see “Compensation Committee Report” below, which details the Compensation Committee’s report on our executive compensation for 2009.

COMPENSATION COMMITTEE REPORT

The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that we specifically incorporate this report by reference therein.

The Compensation Committee has furnished this report on executive compensation for the 2009 fiscal year.

The Compensation Committee administers the Company’s executive compensation program. The Compensation Committee has the authority to review and determine the salaries and bonuses of the executive officers of the Company, including the Chief Executive Officer and the other executive officers named in the Summary Compensation Table (the “Named Executive Officers”) appearing elsewhere in this proxy statement, and to establish the general compensation policies for such individuals. The Compensation Committee also has the sole and exclusive authority to make discretionary option grants to all of the Company’s employees under the Company’s 2004 Stock Option Plan (the “2004 Plan”).

The Compensation Committee currently consists of Messrs. Price (chairperson) and Shelton. The Board believes that Messrs. Price, Shelton and Bolio meet independence requirements.  None of our executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 2008. The Compensation Committee held one (1) meetings during 2009 and held three (3) meeting to date during 2008.

The Compensation Committee operates under a written charter. The charter reflects these various responsibilities, and the Committee is charged with periodically reviewing the charter. In addition, the Committee has the authority to engage the services of outside advisors, experts and others, including independent compensation consultants who do not advise the Company, to assist the Committee.

The Compensation Committee believes that the compensation programs for the Company’s executive officers should reflect the Company’s performance and the value created for the Company’s stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company, reward individual contribution to the Company’s success and align the interests of the Company’s officers with the interests of its stockholders. The committee believes that the Company’s success depends upon its ability to attract and retain qualified executives through the competitive compensation packages it offers to such individuals.

The principal factors that were taken into account in establishing each executive officer’s compensation package for the 2009 fiscal year are described below. However, the Compensation Committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future fiscal years. Moreover, all of the Company’s Named Executive Officers have entered into employment agreements with the Company and many components of each such person’s compensation are set by such agreements.

Equity-Based Compensation. The Committee believes in linking long-term incentives to an increase in stock value. Accordingly, it awards stock options under the 2004 Plan with an exercise price equal to the fair market value of the underlying stock on the date of grant that vest and become exercisable over time. The Committee believes that these options encourage employees to continue to use their best efforts and to remain in the Company’s employ. Options granted to executive officers under the 2004 Plan generally vest and become exercisable in annual 25% increments over a four-year period after grant.

The Committee relies substantially on management of the Company to make specific recommendations regarding which individuals should receive option grants and the amounts of such grants. In 2009, there were no option grants awarded.

The Company grants stock options to executive officers with a cumulative option price of up to $100,000 as incentive stock options and the remainder as non-qualified stock options, both with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Accordingly, those stock options will have value only if the market price of the Company’s common stock increases after that date. In determining the size of stock option grants to executive officers, the Committee bases its decisions on such considerations as similar awards to individuals holding comparable positions in our comparative groups, company performance and individual performance, as well as the allocation of overall share usage attributed to executive officers.

Compliance with Code Section 162(m). Section 162(m) of the Code disallows a tax deduction to publicly-held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance based. Non-performance based compensation paid to the Company’s executive officers for the 2009 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that the non-performance based compensation to be paid to the Company’s executive officers for the 2010 fiscal year will exceed that limit. Because it is unlikely that the cash compensation payable to any of the Company’s executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the Company’s executive officers. The Compensation Committee will reconsider this decision should the individual cash non-performance based compensation of any executive officer ever approach the $1 million level.

The Board did not modify any action or recommendation made by the Compensation Committee with respect to executive compensation for the 2008 fiscal year. It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align the Company’s performance and the interests of the Company’s stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long term.

Respectfully submitted by:

John F. Price, Chairman Nathan Shelton Steven Bolio

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee currently consists of Messrs. Price (chairperson) and Kyte. The Board believes that Mr. Price meets the independence requirements under rules of the SEC.  The Nominating and Corporate Governance Committee held one (1) meeting during 2009 and held one (1) meeting during 2008.

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

The stockholders’ notice shall set forth, as to:

●	each person whom the stockholder proposes to nominate for election as a director:

●	the name, age, business address and residence address of such person,

●	The principal occupation or employment of the person,

●	the class and number of shares of the Company which are beneficially owned by such person, if any, and

●
any other information relating to such person which is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Exchange Act and the rules hereunder; and the stockholder giving the notice

●	the name and record address of the stockholder and the class and number of shares of the Company which are beneficially owned by the stockholder,

●	a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which nomination(s) are to be made by such stockholder,

●	a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice,

●	any other information relating to such person which is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Exchange Act and the rules thereunder.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards

			Restricted	Securities	All
	Fiscal	Annual Compensation	Stock Awards	Underlying Options	Other Compensation
Name and Principal Position	Year	Salary ($)	($)	(#)	($)
Cecil Bond Kyte (1) (4) Chief Executive Officer	2009	$183,333	$0	0	$0

Charles R. Blum (2) (4)President and	2009	$105,682	$0	333,333	$0
Chief Executive Officer	2008	$200,000	$0	400,000	$0
	2007	$200,000	$0	188,679	$0

Eugene E. Eichler (3) (4)Interim Chief Financial Officer	2009	$120,000	$0	0	$0
	2008	$90,000	$0	0	$0
	2007	$0	$0	0	$0

(1)	Mr. Kyte was appointed Chief Executive Officer in January 2009. In 2009, Mr. Kyte was paid $8,333 and $175,000 was accrued and unpaid at December 31, 2009. “Employment Agreement” below.
(2)
Mr. Blum was appointed President and Chief Executive Officer in July 2007.  In January 2009, Mr. Blum resigned the position of Chief Executive Officer and continues to serve as President.  He does not have an “Employment Agreement” at this time.  In 2009, Mr. Blum was paid $8.333 and $97,349 was accrued and unpaid at December 31, 2009.

(3)
On October 18, 2007, Mr. Eichler was appointed Interim Chief Financial Officer.  He does not have an “Employment Agreement” at this time.  In 2009, Mr. Eichler was paid $20,000 and $100,000 was accrued and unpaid at December 31, 2009.

(4)
The number and value of vested restricted stock based upon the closing market price of the common stock at December 30, 2009 ($0.55) were as follows: Mr. Kyte 1,771,461 vested shares valued at $974,306, and Mr. Eichler, 571,429 vested shares valued at $314,286.

The portions of the salaries identified above that have been deferred will be paid subject to the Company’s future financial and cash position.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning the stock option grants made to each of the Named Executive Officers during the 2009 fiscal year. No stock appreciation rights were granted to any of the Named Executive Officers during the 2009 fiscal year.

	Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal 2008	Exercise or Base Price Per Share	Expiration Date
Charles R. Blum	333,333	100.0%	$0.30	7/25/19

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND YEAR-END OPTION VALUES

No options were exercised by any of the Named Executive Officers during the 2009 fiscal year. The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2009 fiscal year.

			Number of Securities
			Underlying Unexercised
			Options at		Value of Unexercised
	Shares	Value	Fiscal Year-End (#)		In-the-Money Options ($)(1)
	Acquired on	Realized
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Cecil Bond Kyte		$—	1,130,000	0	$308,000	$0
Charles R. Blum	—	$—	588,679	333,333	$41,273	$83,333
Eugene E. Eichler		$—	1,371,127	0	$37,500	$0

(1)	Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 31, 2009 the last trading day of the year was $0.55 per share.

EQUITY COMPENSATION PLAN INFORMATION FOR 2009

                The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2009:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		Under Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved by security holders	4,601,225	$0.53	2,398,775

Equity compensation plans not approved by security holders	250,000	$0.40	N/A

Total	4,851,225	$0.52	N/A

EMPLOYMENT AGREEMENTS

Agreement with Cecil Bond Kyte. On January 30, 2009, the Company entered into an employment agreement with Cecil Bond Kyte, pursuant to which se serves as our Chief Executive Officer.  The initial term of the agreement became effective on January 30, 2009 and expires on January 30, 2010 and renews automatically for addition one-year periods unless either party has given notice of non-extension prior to October 30, 2009.  The agreement provides for a base compensation of $200,000 per year.  Mr. Kyte is eligible to participate in the Company’s incentive and benefit plans, including eligibility to receive grants of stock options under the 2004 plan.

Mr. Kyte shall be eligible to receive an annual cash bonus in an amount equal to 2% of the Company’s net profit, if any, for its most recently completed fiscal year, computed in accordance with generally accepted accounting principles applied consistently with prior periods.  The bonus shall be payable, if at all, on the anniversary date of employment each year of the term; provided that no bonus shall be paid if the Executive is not, on such payment date, in the employ of the Company.

Mr. Kyte shall also receive an option (the “Option”) to purchase a number of shares (the “Option Shares”) of the Company’s common stock equal to the result of (A) 100,000 divided by (B) the closing price per share of the Company’s Common Stock on the first anniversary of the Effective Date.  The Option shall be an incentive stock option, shall be exercisable at the closing price per share on the first anniversary of the Effective Date, shall be exercisable for ten years from the date of grant and shall vest on the second anniversary of the Effective Date.

Termination of Mr. Kyte’s contract will terminate upon his death or disability and may be terminated by the Company with or without cause and may be voluntarily terminated by Mr. Kyte.  Termination of Mr. Kyte’s employment for any reason shall be effective upon the Date of Termination and he shall only be entitled to receive the compensation accrued through the Date of Termination.  In the event of Involuntary Termination, involving merger, consolidation or sale or disposition of all of the Company’s assets, Mr. Kyte shall be entitled to receive (i) all comp9ensation that has accrued through the date of termination, plus, (ii) a severance payment equal to one year’s compensation, plus he shall be entitled to continue to participate in the Company’s employee benefit programs offered to other senior management employees of the Company for a period of 12 months following the date of termination, provided that if at any time while the Company is required to pay severance to Mr. Kyte, his death or disability would cause the severance payments to terminate.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 2, 2009 by:

●	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

●	each of our directors;

●	our Chief Executive Officer and each of our two other most highly-compensated executive officers serving as such as of December 31, 2008 whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company (such individuals are hereafter referred to as the “Named Executive Officers”); and* all of our directors and executive officers serving as a group.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Shares Beneficially Owned (2)

Named Executive Officers and Director
Cecil Bond Kyte, Chief Executive Officer, Director (3)	3,619,697	4.83%
Charles R. Blum , President(4)	922,012	1.28%
Eugene E. Eichler, Chief Financial Officer (5)	1,942,556	2.65%
Price, John F. – Director (6)	1,022,236	1.20%
Shelton, Nathan – Director (7)	368,113	.51%
All directors and executive officers as a group	7,714,614	9.76%

Five Percent Stockholder Morale Orchards, LLC (8)	6,248,642	8.94%

(1)	Unless otherwise indicated, the address of each listed person is c/o Save the World Air, Inc., 735 State Street, Suite 500, Santa Barbara, Suite 500, Santa Barbara, California 93101.

(2)
Percentage of beneficial ownership is based upon 71,289,396 our common stock outstanding as of December 31, 2009.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Includes options to purchase 1,130,000 shares of our common stock exercisable currently and warrants to purchase 239,412 shares of our common stock.

(4)	Includes options to purchase 922,012 shares of our common stock of which 588,679 are exercisable currently and 333,333 which will not vest until July 25, 2010.

(5)	Includes options to purchase 1,371,127 shares of our common stock which are exercisable currently.

(6)	Includes options to purchase 180,000 shares of our common stock which are exercisable currently and warrants to purchase 129,412 shares of our common stock.

(7)	includes options to purchase 104,585 shares of our common stock exercisable currently and warrants to purchase 71,176 shares of our common stock.

(8)
Includes warrants owned by Morale Orchards, LLC (“Morale”) to purchase 797,794 shares of our   common stock.   Jacqueline Alexander is the sole owner and manager of Morale.  Her husband, Leodis C. Matthews, has no economic, voting, management or other interest, either directly or indirectly, in Morale and disclaims any beneficial ownership in the common stock and warrants of the Company held by Morale. Also includes common stock owned by Leodis C. Matthews.  Mr. Matthews, indirectly through his law firm, Leodis C. Matthews, APC, owns 2,043,243 shares of common stock of the Company.  Ms. Alexander disclaims any beneficial ownership in the common stock of the Company held by Leodis C. Matthews, APC.

Item 13.   Certain Relationships and Related Transactions

Loans from related parties

In May of 2007, a former officer and incumbent director of the Company loaned $31,404 to pay a company obligation and in August 2007, the same party loaned $50,000 to the Company so that it could pay certain operating expenses. These amounts are unsecured, bear interest at 6% per annum and are due on demand.  At December 31, 2009 the balance of these loans including interest was $82,663.

Accounts Payable to related parties

As of December 31, 2009, the Company had accounts payable to related parties in the amount of $188,820, which was composed of $134,373 in unpaid Directors Fees, $54,447 in unreimbursed expenses incurred by Officers and Directors.

Item 14.   Principal Accountant Fees and Services

The Audit Committee has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2008.

Weinberg & Company, P.A. was first appointed in fiscal year 2003, and has audited our financial statements for fiscal years 2002 through 2009.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2009 and 2008.

	Amount
Type of Fee	Fiscal Year 2009	Fiscal Year 2008
Audit(1)	$87,891	$103,850
Audit Related(2)	0	0
Taxes (3)	10,000	0
All Other (4)	0	0
Total	$97,891	$103,850

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

(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

PART IV

Item 15.   Exhibits

(a)	The following documents are filed as part of this Form 10-K.

Financial Statements:

Reference is made to the contents to the consolidated financial statements of Save the World Air, Inc. under Item 7 of this Form 10-K.

(b)	Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant.
3.2(1)	Bylaws of the Registrant.
10.1(2)	Commercial Sublease dated October 16, 2003 between the Registrant and KZ Golf, Inc.
10.2(9)	Amendment dated June 15, 2004 to Exhibit 10.1
10.3 (10)	Amendment dated August 14, 2005 to Exhibit 10.1
10.4(10)	General Tenancy Agreement dated March 14, 2006 between the Registrant and Autumlee Pty Ltd.
10.5(3)	Agreement dated December 13, 2002 between the Registrant and RAND.
10.6(2)**	Agreement dated May 7, 2003 between the Registrant and RAND.
10.7(5)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.5
10.8(5)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.5
10.9(5)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.5
10.10(4)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.11(4)	Assignment and Bill of Sale dated May 28, 2002 between the Registrant and Kevin Charles Hart.
10.12(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Eugene E. Eichler.
10.13(15)†	Severance Agreement dated November 8, 2006 between the Registrant and Eugene E. Eichler
10.14(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Bruce H. McKinnon.
10.15(6)	Save the World Air, Inc. 2004 Stock Option Plan
10.16(8)	Form of Incentive Stock Option Agreement under 2004 Stock Option Plan
10.17(8)	Form of Non-Qualified Stock Option Agreement under 2004 Stock Option Plan
10.18(8)	Consulting Agreement dated as of October 1, 2004 between the Registrant and John Fawcett
10.19(7)	License Agreement dated as of July 1, 2004 between the Registrant and Temple University – The Commonwealth System of Higher Education
10.20(8)	Consulting Agreement dated as of November 19, 2004 between the Registrant and London Aussie Marketing, Ltd.
10.21(13)	Amendment dated September 14, 2006 to Exhibit 10.20
10.22(8)†	Employment Agreement dated September 1, 2004 with Erin Brockovich
10.23(15)†	Amendment dated as of July 31, 2006 to Exhibit 10.22
10.24(8)	Assignment of Patent Rights dated as of September 1, 2003 between the Registrant and Adrian Menzell
10.25(8)	Global Deed of Assignment dated June 26, 2004 between the Registrant and Adrian Menzell
10.26(11)†	Amended and Restated Employment Agreement dated as of March 1, 2006 between the Registrant and John Richard Bautista III
10.27(9)	Lease dated August 15, 2005 between the Registrant and Thomas L. Jackson
10.28(10)	Amendment dated February 1, 2006 to Exhibit 10.27
10.29(10)	Form of 9% Convertible Note issued in the 2005 Interim Financing
10.30(10)	Form of Stock Purchase Warrant issued in the 2005 Interim Financing
10.31(10)	Form of Stock Purchase Warrant issued in the 2005 Bridge Financing
10.32(11)	Form of Stock Purchase Warrant issued in 2006 Regulation S financing
10.33(11)	Form of Stock Purchase Warrant issued in 2006 PIPE financing
10.34(12)	Commercial Sublease between the Registrant and KZG Golf dated January 1, 2006

10.35(12)	Investment Agreement dated September 15, 2006 between the Registrant and Dutchess Private Equities Fund
10.36(12)	Registration Rights Agreement dated September 15, 2006 between the registrant and Dutchess Private Equities Fund, LLP
10.37(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.38(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.39(17)	R&D Agreement between the Registrant and Temple University dated February 2, 2007
10.40(14)	Note Purchase Agreement dated December 5, 2006 between the registrant and Morale Orchards LLC
10.41(14)	Form of Stock Purchase Warrant issued to Morale Orchards LLC
10.42(14)	Form of Convertible Note issued to Morale Orchards LLC
10.43(16)	Consulting Agreement dated January 4, 2007 between the Registrant and Spencer Clarke LLC
10.44(15)	Agreement dated as of July 15, 2006 between the Company and SS Sales and Marketing Group
10.45(15)	Engagement Agreement between the Registrant and Charles K. Dargan II
10.46(15)	Form of 10% Convertible Note issued in 2007 PIPE Offering
10.47(15)	Form of Stock Purchase Warrant issued in 2007 PIPE Offering
10.48(18)	Appointment of New Directors, Nathan Shelton, Steven Bolio and Dennis Kenneally
10.49(19)	Issuance of RAND Final Report
10.50(20)	Delisting from OTCBB to OTC Pink Sheets
10.51(21)	Resignation of Director, Dennis Kenneally
10.52(22)	Resignation of Officer, Bruce H. McKinnon
10.53(23)	Form of 10% Convertible Note issued in 2007 Spring Offering
10.54(23)	Form of Stock Purchase Warrant issued in 2007 Spring Offering
10.55(24)	Termination of North Hollywood Lease
10.56(25)	Modification Agreement of 10% 2007 PIPE Convertible Notes
10.57(26)	Form of 10% Convertible Note issued in 2007 Summer Offering
10.58(26)	Form of Stock Purchase Warrant issued in 2007 Summer Offering
10.59(27)	Resignation of Director, J. Joseph Brown
10.60(28)	Resignation of Chief Financial Officer and Appointment of Interim Chief Financial Officer
10.61(29)	Severance Agreement dated June 15, 2007 between Registrant and Bruce H. McKinnon
10.62(30)	Resignation of Director, Bruce H. McKinnon
10.63(31)	Second Modification Agreement of 10% 2007 PIPE Convertible Notes
10.64(32)	Form of 10% Convertible Note issued in 2007 Fall Offering
10.65(32)	Form of Stock Purchase Warrant issued in 2007 Fall Offering
10.66(33)	Resignation of Director, Joseph Helleis
10.67(34)	Form of 10% Convertible Note issued in 2007/8 Winter Offering
10.68(34)	Form of Stock Purchase Warrant issued in 2007/8 Winter Offering
10.69(34)	Modification and Satisfaction Agreement of Convertible Notes with Morale Orchards, LLP and Matthews & Partners
10.70(35)	Termination of employment relationship with John Bautista
10.71(36)	Form of 10% Convertible Note issued in 2008 Summer Offering
Form of Stock Purchase Warrant issued in 2008 Summer Offering
10.72(37)	Form of 10% Convertible Note issued in 2008 Fall Offering
Form of Stock Purchase Warrant issued in 2008 Fall Offering
10.73(38)	Form of 10% Convertible Note issued in 2008 Winter Offering
Form of Stock Purchase Warrant issued in 2008 Winter Offering
10.74(39)	Letter Agreement with Temple University extending default date
10.75(40)	Notice of first payment to Temple University under Letter Agreement
Announcement of date of 2009 Annual Shareholder Meeting
Appointment of Cecil Bond Kyte as new Chief Executive Officer
10.76(41)	Form of 10% Convertible Note issued in 2009 Winter Offering
Form of Stock Purchase Warrant issued in 2009 Winter Offering
10.77(42)	Employment Agreement with Cecil Bond Kyte
10.78(43)	Form of 10% Convertible Note issued in 2009 Winter #2 Offering
Form of Stock Purchase Warrant issued in 2009 Winter #2 Offering
10.79(44)	Form of 10% Convertible Note issued in 2009 Spring Offering
Form of Stock Purchase Warrant issued in 2009 Spring Offering
10.80(45)	Form of 7% Convertible Note issued in 2009 Summer Offering
Form of Stock Purchase Warrant issued in 2009 Summer Offering
10.81(46)	Passing of Steven Bolio, Company Director
10.82(47)	Form of 7% Convertible Note issued in 2009 Wellfleet Offering
Form of Stock Purchase Warrant issued in 2009 Wellfleet Offering
10.83(48)	Form of 7% Convertible Note issued in 2009 Fall Offering
Form of Stock Purchase Warrant issued in 2009 Fall Offering

10.84(49)	Letter to Shareholders
21	List of Subsidiaries
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

______________________________
*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.
(2)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002.
(3)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.
(4)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.
(5)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2004.
(6)	Incorporated by reference from Appendix C of Registrant’s Schedule 14A filed on April 30, 2004, in connection with its Annual Meeting of Stockholders held on May 24, 2004.
(7)	Incorporated by reference from Registrant Form 8-K filed on July 12, 2004.
(8)	Incorporated by reference from registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.
(9)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended September 30, 2005
(10)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005
(11)	Incorporated by reference from Registrant’s Form SB-2 filed on June 28, 2006 (SEC File No. 333- 333-135415)
(12)	Incorporated by reference from Registrant’s Form 8-K filed on September 21, 2006
(13)	Incorporated by reference from Registrant’s Form SB-2 filed on October 6, 2006 (SEC File No. 333-137855)
(14)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2006
(15)	Incorporated by reference from Registrant’s Form 10KSB for the fiscal year ended December 31, 2006
(16)	Incorporated by reference from Registrant’s form 8-K filed on January 10, 2007
(17)	Incorporated by reference from Registrant’s form 8K filed on February 8, 2007
(18)	Incorporated by reference from Registrant’s form 8K filed on February 16, 2007
(19)	Incorporated by reference from Registrant’s form 8K filed on May 3, 2007
(20)	Incorporated by reference from Registrant’s form 8K filed on May 22 2007
(21)	Incorporated by reference from Registrant’s form 8K filed on June 8, 2007
(22)	Incorporated by reference from Registrant’s form 8K filed on June 15, 2007
(23)	Incorporated by reference from Registrant’s form 8K filed on July 2, 2007
(24)	Incorporated by reference from Registrant’s form 8K filed on July 18, 2007
(25)	Incorporated by reference from Registrant’s form 8K filed on August 30, 2007
(26)	Incorporated by reference from Registrant’s form 8K filed on October 9, 2007
(27)	Incorporated by reference from Registrant’s form 8K filed on October 23, 2007
(28)	Incorporated by reference from Registrant’s form 8K filed on November 9, 2007
(29)	Incorporated by reference form Registrant’s Form 10QSB for the nine months ended September 30, 2007
(30)	Incorporated by reference from Registrant’s form 8K filed on November 15, 2007
(31)	Incorporated by reference from Registrant’s form 8K filed on December 11, 2007
(32)	Incorporated by reference from Registrant’s form 8K filed on December 20, 2007
(33)	Incorporated by reference from Registrant’s form 8K filed on February 25, 2008
(34)	Incorporated by reference from Registrant’s form 8K filed on March 11, 2008
(35)	Incorporated by reference from Registrant’s form 8K filed on March 27, 2008
(36)	Incorporated by reference from Registrant’s form 8K filed on September 3, 2008
(37)	Incorporated by reference from Registrant’s form 8K filed on November 6, 2008
(38)	Incorporated by reference from Registrant’s form 8K filed on December 11, 2008
(39)	Incorporated by reference from Registrant’s form 8K filed on January 13, 2009
(40)	Incorporated by reference from Registrant’s form 8K filed on January 27, 2009
(41)	Incorporated by reference from Registrant’s form 8K filed on January 26, 2009
(42)	Incorporated by reference from Registrant’s form 10K for the twelve months ended December 31, 2008
(43)	Incorporated by reference from Registrant’s form 8K filed on March 12, 2009
(44)	Incorporated by reference from Registrant’s form 8K filed on May 8, 2009
(45)	Incorporated by reference from Registrant’s form 8K filed on September 30, 2009
(46)	Incorporated by reference from Registrant’s form 8K filed on November 24, 2009
(47)	Incorporated by reference from Registrant’s form 8K filed on December 7, 2009
(48)	Incorporated by reference from Registrant’s form 8K filed on February 3, 2010
(49)	Incorporated by reference from Registrant’s form 8K filed on March 22, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Save The World Air, Inc.

Date: March 30, 2010	By:	/s/ CECIL BOND KYTE
Cecil Bond Kyte
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Cecil Bond Kyte and Eugene E. Eichler, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ CECIL BOND KYTE	Chief Executive Officer and Chairman of the Board of Directors	March 30 , 2010
Cecil Bond Kyte
/s/ CHARLES R. BLUM	President and Director	March 30, 2010
Charles R. Blum
/s/ EUGENE E. EICHLER	Interim Chief Financial Officer	March 30, 2010
Eugene E. Eichler
/s/ JOHN PRICE	Director	March 30, 2010
John Price
/s/ NATHAN SHELTON	Director	March 30, 2010
Nathan Shelton

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
DECEMBER 31, 2009 AND 2008

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated balance sheets	F-3

Consolidated statements of operations	F-4

Consolidated statements of stockholders’ deficiency	F-5 - F-12

Consolidated statements of cash flows	F-13

Notes to consolidated financial statements	F-14 - F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Save The World Air, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Save The World Air, Inc. and Subsidiary (a development stage enterprise) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period from February 18, 1998 (inception) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Save The World Air, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended and for the period from February 18, 1998 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California
March 26, 2010

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets
Cash	$33,611	$59,346
Accounts receivable	—	80
Other current assets	16,453	33,195
Total current assets	50,064	92,621
Property and Equipment, net	100,870	131,969
Other assets	11,020	11,250
Total assets	$161,954	$235,840

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable- related parties	$188,820	$93,003
Accounts payable – License Agreements	1,006,384	716,500
Accounts payable- other	512,161	384,467
Accrued expenses	1,305,605	803,795
Accrued professional fees	442,710	390,535
Loan payable- related party and shareholders	125,233	78,280
Convertible debentures, net-of-discount related parties	—	12,466
Convertible debentures, net-of-discount others	485,650	290,659
Fair value of derivative liabilities	1,706,343	—
Total liabilities	5,772,906	2,769,705

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001par value: 200,000,000 shares authorized, 71,289,396 and 62,940,891, shares issued and outstanding at December 31, 2009 and 2008, respectively	71,289	62,941
Common stock to be issued	—	16,500
Additional paid-in capital	43,255,773	40,129,758
Deficit accumulated during the development stage	(48,938,014)	(42,743,064)
Total stockholders’ deficiency	(5,610,952)	(2,533,865)
Total liabilities and stockholder’s deficiency	$161,954	$235,840

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
			(February
			18, 1998) to
	Years Ended December 31,		December 31,
	2009	2008	2009

Net sales	$—	$—	$69,000
Cost of goods sold	—	—	24,120
Gross profit	—	—	44,880
Operating expenses	3,042,465	3,062,537	32,964,323
Research and development expenses	428,139	652,363	5,886,732
Non-cash patent settlement cost	—	—	1,610,066
Loss before other income	(3,470,604)	(3,714,900)	(40,416,241)
Other income (expense)
Other income (loss)	—	(4,648)	(1,140)
Interest income	—	—	16,342
Interest and financing expense	(1,603,500)	(1,461,927)	(7,557,806)
Change in fair value of derivative liabilities	(307,840)	—	(307,840)
Costs of private placement	(511,503)	—	(511,503)
Costs to induce conversion of notes	(300,703)	—	(300,703)
Loss on disposition of equipment	—	(14,426)	(14,426)
Settlement of Debt Due Morale/ Matthews	—	(927,903)	(927,903)
Settlement of litigation and debt	—	71,880	1,089,088
Loss before provision for income taxes	(6,194,150)	(6,051,924)	(48,932,132)
Provision for income taxes	800	800	5,882
Net loss	$(6,194,950)	$(6,052,724)	$(48,938,014)
Net loss per common share, basic and diluted	$(0.09)	$(0.11)
Weighted average common shares outstanding, basic and diluted	65,733,871	55,130,756

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2009

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2009

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2009

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

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2009

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency

Balance, December 31, 2003		34,128,261	$34,128	$6,250	$10,162,177	$(708,333)	$(10,327,608)	$(833,386)
Common stock issued previously paid for	$.25	25,000	25	(6,250)	6,225			—
Sale of common stock	$1.00	1,272,500	1,273	119,000	1,271,227	—	—	1,391,500
Stock issued for services	$.15-$1.70	1,268,560	1,268		1,388,663			1,389,931
Stock issued for directors fees	$1.50	50,000	50	—	74,950	—	—	75,000
Common stock issued for convertible debt	$1.53	60,000	60		91,740	—	—	91,800
Common stock issued upon exercise of warrants and options	$.20 -$.40	960,500	960	—	193,240	—	—	194,200
Common stock issued for patent settlement	$1.24	20,000	20		24,780			24,800
Fair value of warrants issued					1,614,138			1,614,138
Fair value of options issued to employees		—	—	—	248,891	(248,891)	—	—
Fair value of options issued to non-employees		—	—	—	55,381	(55,381)	—	—
Amortization of deferred compensation		—	—	—	—	936,537	—	936,537
Finders’ fees related to stock issuances					(88,384)
Net loss		—	—	—	—	—	(6,803,280)	(6,803,280)
Balance, December 31, 2004		37,784,821	$37,784	$119,000	$15,043,028	$(76,068)	$(17,130,888)	$(2,007,144)

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2009

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2009

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2009

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

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2009

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2007		46,470,413	$46,471	$4,000	$32,280,083	$(36,690,340)	$(4,359,786)
Common stock issued for convertible debt	$.17 - $.53	5,575,082	5,574	16,500	1,936,171	—	1,958,245
Common stock issued for Morale/ Matthews settlement	$.38	7,421,896	7,422	—	2,776,289	—	2,783,711
Common stock issued for services	$.17 - $.49	2,398,850	2,399	—	516,230	—	518,629
Common stock issued upon exercise of warrants	$.50	1,064,650	1,065	—	531,260	—	532,325
Fair value of options issued as compensations	—	—	—	—	645,745	—	645,745
Fair value of warrants issued and intrinsic value of beneficial conversion with convertible notes	—	—	—	—	1,323,077	—	1,323,077
Fair value of warrants issued to PIPE holders	—	—	—	—	116,913	—	116,913
Common stock issued for services	$.17	10,000	10	(4,000)	3,990	—	—
Net loss for the year ended December 31, 2008	—	—	—	—	—	(6,052,724)	(6,052,724)
Balance, December 31, 2008		62,940,891	62,941	16,500	40,129,758	(42,743,064)	(2,533,865)
Common stock issued for convertible debt	$.15-$.50	5,730,766	5,730		1,431,154	—	1,436,884
Common stock and warrants issued to induce conversion of notes	$.15-$.50	459,732	460		300,243	—	300,703
Common stock issued for previously converted notes	$.17	97,059	97	(16,500)	16,403	—	—
Common stock issued for services	$.33-$.51	1,482,000	1,482	—	595,438	—	596,920
Common stock issued for settlement of accounts payable	$.20-$.38	495,615	496	—	128,986	—	129,482
Fair value of warrants issued to shareholder for loan	—	—	—	—	1,248	—	1,248
Fair value of options issued as compensation	—	—	—	—	89,802	—	89,802
Common stock issued upon exercise of options	$.27	83,333	83	—	22,417	—	22,500
Fair value of warrants and beneficial conversion feature of issued convertible notes	—	—	—	—	540,324	—	540,324
Net loss for the year ended December 31, 2009	—	—	—		—	(6,194,950)	(6,194,950)
Balance, December 31, 2009		71,289,396	$71,289	$—	$43,255,773	$(48,938,014)	$(5,610,952)

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
			(February 18, 1998)
	Years Ended December 31,		to December 31,
	2009	2008	2009
Cash flows from operating activities
Net Loss	$(6,194,950)	$(6,052,724)	$(48,938,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	—	—	(1,017,208)
Settlement of Debt Due Morale/Matthews	—	927,903	927,903
Stock based compensation expense	89,802	645,745	3,704,723
Issuance of common stock for services	596,920	518,629	5,787,651
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Issuance of warrants for financing fees	1,248	116,913	153,501
Increase in convertible notes related to default	95,379	89,470	259,341
Interest on related party loans	22,305	—	22,305
Patent acquisition cost	—	—	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	1,474,745	1,245,408	7,093,054
Fair value of common stock and warrants issued to induce conversion of notes	300,703	—	300,703
Costs of private placement convertible notes	511,503	—	511,503
Change in fair value of derivative liability	307,840	—	307,840
Amortization of deferred compensation	—	—	3,060,744
Loss on disposition of assets	—	14,426	14,426
Depreciation and amortization of leasehold improvements	33,031	37,530	426,160
Bad debt	—	1,300	1,300
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,380)
Inventory	—	30,256	—
Prepaid expenses and other	16,822	(12,643)	(16,373)
Other assets	230	(6,750)	(11,020)
Accounts payable and accrued expenses	839,321	277,336	4,540,432
Accounts payable – license agreements	289,884	—	289,884
Accounts payable – related parties	95,817	—	95,817
Net cash used in operating activities	(1,519,400)	(2,167,200)	(20,335,185)
Cash flows from investing activities
Purchase of equipment	(1,932)	(345)	(555,384)
Proceeds from sale of equipment	—	17,477	17,478
Net cash used in investing activities	(1,932)	17,132	(537,906)
Cash flows from financing activities
Net proceeds under equity line of credit	—	—	1,262,386
(Decrease) increase in payables to related parties and stockholder	24,648	(5,316)	634,712
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	1,526,820	1,634,745	7,987,243
Repayment of convertible notes	(55,871)	—	(282,121)
Proceeds from exercise of warrants	—	532,325	10,787,274
Net cash provided by financing activities	1,495,597	2,161,754	20,906,702
Net (decrease) increase in cash	(25,735)	11,686	33,611
Cash, beginning of period	59,346	47,660	—
Cash, end of period	$33,611	$59,346	$33,611
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$36,991	$1,355	$138,072
Income taxes	$1,600	$—	$5,882
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	—	3,202,931
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	—	—	515,000
Issuance of common stock in settlement of payable	129,482	—	243,463
Cancellation of stock	—	—	8,047
Conversion of accounts payable and accrued expenses to common stock	—	—	612,521
Conversion of related party debt to convertible debentures	—	—	45,000
Conversion of convertible debentures to common stock	1,436,884	1,958,245	6,368,564
Issuance of shares for settlement of loans and other payable to Morale/Matthews	—	2,783,711	2,783,711
Write off of deferred compensation	—	—	142,187
Write off of deferred compensation	—	—	142,187
Proceeds of exercise of options applied to accounts payable	22,500	—	22,500
Allocation of derivative liability to note discount	887,000	—	887,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	540,324	1,323,077	5,941,077

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE PERIOD INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2009

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

The Company was incorporated on February 18, 1998, as a Nevada corporation, under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999, following the acquisition of marketing and manufacturing rights of the ZEFS technologies. Our executive offices are at 735 State Street, Suite 500, Santa Barbara, California 93101.  The telephone number is (805)-845-3581  Our research and development facility is at 235 Tennant Avenue, Morgan Hill, California 95037. The telephone number is (408) 778-0101. The corporate website is www.stwa.com.  The common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board

The Company has three product lines; MAG ChargR™ and ECO ChargR™, ELEKTRA™ and AOT (Applied Oil Technology).  MAG ChargR is past the development stage and the Company believes that an initial small run of several thousand units will be manufactured and sold by the end of second quarter 2010.  ELEKTRA is nearing the end of the product development cycle which will culminate in an upcoming SAE (Society of Automotive Engineers) test to prove and certify the level of fuel savings.  AOT is in the research and development phase.

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

2.	Summary of significant accounting policies

     Development stage enterprise

The Company is a development stage enterprise as defined. All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

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

 Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $6,194,950 and a negative cash flow from operations of $1,519,400 for the year ended December 31, 2009, and had a working capital deficiency of $5,722,842 and a stockholders’ deficiency of $5,610,952 at December 31, 2009.  In addition, the Company is in default of its obligations under its License Agreements with Temple University (see Note 6).  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We have cash on hand to meet expenses only for a short period of time.  In order to fund the repayment of our outstanding notes, we must raise additional funds. At December 31, 2009, these notes included  the Fall 2008 Notes due in October 2009, the Winter 2008 Notes due in December 2009, the 2009 Winter #1 Notes due in April 2009,  the 2009 Winter #2 Notes due in March 2010, the 2009 Spring Notes due in April 2010, the 2009 Summer Notes due in September 2010, the 2009 Wellfleet Notes due in September 2012 and the 2009 Fall Notes due in January 2012.  In addition to the funds required to continue to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University, costs associated with product development and commercialization of the ELEKTRA technology, costs to manufacture and ship our products, costs to design and implement an effective system of internal controls and disclosure controls and procedures, costs of maintaining our status as a public company by filing periodic reports with the SEC, costs to settle a certain law suit, and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2010 and beyond.

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

Therefore, in addition to the completed 2009 Fall Offering, the Company is actively pursuing additional financing alternatives. Subsequent to December 31, 2009, the Company raised an additional $960,375 through the issuance of its convertible notes. (see "Note 12").  No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. At present, we have relatively few financing options available to us.

 Revenue Recognition Policy

The Company recognizes revenue based upon meeting four criteria:

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results.  No impairments were recorded for the years ended December 31, 2009 and December 31, 2008.

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the years ended December 31, 2009 and 2008, the dilutive impact of outstanding stock options of 4,851,225 and 4,601,225; and outstanding warrants of 13,346,764, and 10,400,003 and notes convertible into 3,958,655 and 4,134,878 shares respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Accounting for Warrants and Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses a probability weighted average series Black-Scholes Merton option pricing models to value the derivative instruments at inception and on subsequent valuation dates.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Business and credit concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of December 31, 2009 and 2008, before adjustments for outstanding checks and deposits in transit, the Company had $79,587 and $84,539, respectively, on deposit with five banks. The deposits are federally insured up to $250,000 on each bank.

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

Fair value of financial instruments

Effective January 1, 2008, fair value measurements are determined by the Company's adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company's fair value measurements.  Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

        Level 1—Quoted prices in active markets for identical assets or liabilities.

        Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

        Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use of observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of  December 31, 2009.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$	$	$1,706,343	$1,706,343

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP") effective for interim and annual reporting periods ending after September 15, 2009.  The FASB accounting standards codification (“ASC, “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.   Beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

In June 2009, the FASB made an updated the principle for the consolidation of variable interest entities.  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIE’s. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its consolidated financial position and results of operations.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.	Certain relationships and related transactions

Loans from related parties

In May of 2007, a former officer and incumbent director of the Company loaned $31,404 to pay a company obligation and in August 2007, the same party loaned $50,000 to the Company so that it could pay certain operating expenses. These amounts are unsecured, bear interest at 6% per annum and are due on demand.  At December 31, 2009 and 2008, the balance of these loans including interest was $125,233 and $71,404.

Accounts Payable to related parties

As of December 31, 2009, the Company had accounts payable to related parties in the amount of $188,820, which was composed of $134,373 in unpaid Directors Fees and $54,447 in unreimbursed expenses incurred by Officers and Directors. As of December 31, 2008, the amount payable to related parties was $93,003.

4.	Property and Equipment

At December 31, 2009 and 2008, property and equipment consists of the following:

	December 31,
	2009	2008

Office equipment	$33,898	$31,966
Delivery equipment	—	—
Furniture and fixtures	13,898	13,898
Machinery and equipment	49,986	49,986
Dies and molds	—	—
Testing equipment	147,312	147,312
Leasehold improvements	—	—
Subtotal	245,094	243,162
Less accumulated depreciation	(144,224)	(111,193)
Total current assets	$100,870	$131,969

Depreciation expense for the years ended December 31, 2009 and 2008, was $33,031 and $37,530, respectively.  Depreciation expense for the period from inception February 18, 1998 through December 31, 2009 was $426,160.

5.	Convertible notes and warrants

Convertible debentures consist of the following:

	Maturity dates	December 31, 2009	December 31, 2008
2007/2008 Winter Offering	February 29, 2009	$—	$66,000
2008 Summer Offering	August 31, 2009	—	341,000
2008 Fall Offering	October 31, 2009	81,419	152,020
2008 Winter Offering	December 5, 2009	12,186	337,700
2009 Winter #1Offering	April 26, 2009	210,773	—
2009 Winter #2 Offering	March 12, 2010	95,502	—
2009 Spring Offering	April 30, 2010	88,000	—
2009 Summer Offering	September 28, 2010	157,765	—
2009 Wellfleet Offering	September 28, 2012	75,000	—
2009 Fall Offering	January 15, 2012	344,500	—
Sub-total		1,065,145	896,720
Less, remaining debt discount		(579,495)	(593,595)
Total		485,650	303,125
Less: Convertible debentures, net, related parties		—	(12,466)
Convertible debentures, net, others		$485,650	$290,659

2007/2008 Winter Offering

From December 27, 2007 to February 29, 2008  the Company conducted an offering (the “2008 Winter Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “ 2008 Winter Notes”) with a small number of accredited investors.  Of this amount, $521,400 aggregate face amount of the 2008 Winter Notes were sold for an aggregate purchase price of $474,000 net proceeds.  Therefore, while the stated interest rate on the 2008 Winter Notes is 0%, the implied interest rate on the 2008 Winter Notes is 10%.  The 2008 Winter Notes mature on the first anniversary of their date of issuance.  The 2008 Winter Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Winter Offering (the “Conversion Price”).  Up to 1,042,800 Conversion Shares are issuable at a Conversion Price of $0.50 per share.

Each of the investors in the 2008 Winter Offering received, for no additional consideration, a warrant (the “ 2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Winter Notes) are convertible (the “2008 Warrant Shares”)  Each  2008 Winter Warrant is exercisable on a cash basis only at a Price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 521,400 2008 Warrant Shares are initially issuable on exercise of the 2008 Winter Warrants.  As of December 31, 2009 investors have converted $521,400 of the Convertible Notes into 1,042,800 shares of the Company’s common stock.  The outstanding balance at December 31, 2009 is $-0-.

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

Each of the investors in the 2008 Summer Offering received, for no additional consideration, a warrant (the “ 2008 Summer Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Summer Notes) are convertible (the “2008 Summer Warrant Shares”). Each 2008 Summer Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 711,764, 2008 Summer Warrant Shares are initially issuable upon exercise of the 2008 Summer Warrants.  As of September 2, 2009, the maturity date, $143,000 of the Convertible Notes had been converted into 420,579 shares leaving $341,000 Convertible Notes in default.

An amendment was negotiated and entered into which provided certain incentives for the noteholders to convert rather than demand payment of the unpaid note balances plus penalty and interest.  The original conversion rate was reduced from $0.34 to $0.26 and the warrant coverage was increased from 50% to 75% and the exercise price reduced from $0.50 to $0.40The Amendment resulted in an increase in the note value of $39,296.  As such, to induce conversion of the notes during 2009 the Company issued to the note holders (i) an additional 459,732 shares of its common stock valued at $160,906 based upon the trading price of the Company’s common shares at the date of the agreement to convert, and (ii) the issuance of 595,536 warrants to acquire shares of the Company’s common stock at an  exercise price of $.30 per share valued at $139,797.  The warrants were valued using a black scholes pricing model using as assumptions an expected life of years, a historical volatility of 151%, a risk free interest rate of 0.97 and no expected dividend yield.  Based upon the issuance of the additional shares and warrants, the Company reflected an aggregate cost to induce conversion of these notes of $300,703 which has been reflected in the accompanying statement of operations for the year ended December 31, 2009.

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

Each of the investors in the 2008 Fall Offering received, for no additional consideration, a warrant (the “ 2008 Fall Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Fall Notes) are convertible (the “2008 Fall Warrant Shares”). Each 2008 Fall Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 660,734 2008 Fall Warrant Shares are initially issuable upon exercise of the 2008 Fall Warrants.  As of December 31, 2009, investors have converted $125,400 of the Convertible Notes into 762,666 shares of the Company’s common stock.  As of  December 31, 2009, $72,820 of the Convertible Notes were in default.  The total outstanding balance at December 31, 2009 was $81,419 which includes $7,282 penalty and $1,317 interest.

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

Each of the investors in the 2008 Winter Offering received, for no additional consideration, a warrant (the “ 2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Winter Notes) are convertible (the “2008 Winter Warrant Shares”). Each 2008 Winter Warrant is exercisable on a cash basis only at a price of $0.30 per share, and is exercisable for a period of two years from the date of issuance.  Up to 1,543,235 2008 Winter Warrant Shares are initially issuable upon exercise of the 2008 Winter Warrants.  As of December 31, 2009, investors have converted $513,700 of the Convertible Notes into 3,021,764  shares of the Company’s common stock.  As of December 31, 2009, $11,000 of the Convertible Notes were in default. The total outstanding balance at December 31, 2009 was $12,186 which includes $1,100 penalty and $86 interest.

2009 Winter Offering #1.  From January 13, 2009, through January 26, 2009, we conducted and concluded a private offering (the “Winter 2009 Offering”) of up to $250,000 aggregate face amount of its convertible notes (the “ 2009 Winter Notes”) with 8 accredited investors. A total of $250,000 aggregate face amount of the Winter 2009 Notes were sold for an aggregate purchase price of $250,000.  The Winter 2009 Notes bear interest at 10% per annum, payable at maturity. The Winter 2009 Notes mature three months from their date of issuance. The Winter 2009 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 Offering (the “Conversion Price”). Up to 694,444 Conversion Shares are initially issuable at a Conversion Price of $0.36 per share.

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

The aggregate value of the Winter 2009 Offering Warrants issued in connection with the January 26, 2009 closing were valued at $66,178 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 0.85%; dividend yield of 0%; volatility factors of the expected market price of common stock of 151.42%; and an expected life of two years  (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $107,044.  The value of the Winter 2009 Offering Warrants and the beneficial conversion feature are considered as debt discount and were amortized over the life of the notes.

As of December 31, 2009, investors have converted $25,000 of the Convertible Notes into 69,444 shares of the Company’s common stock. As of April 26, 2009, the Company was in default in the amount of $225,000.  The Company has paid $50,000 as a partial redemption of the defaulted convertible notes.  As of December 31, 2009, $175,000 of the Convertible Notes were currently in default. The outstanding balance at December 31, 2009 was $210,773 which includes a default penalty of $17,500 and interest of $18,273. (See “Note 12.  Subsequent Events”)

2009 Winter Offering #2.  From February 4, 2009, through March 11, 2009, we conducted and concluded a private offering (the “Winter 2009 #2 Offering”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009  #2 Notes”) with 17 accredited investors. A total of $247,302 aggregate face amount of the Winter 2009 #2 Notes were sold for an aggregate purchase price of $224,820.  While the stated interest rate on the Winter 2009#2 Notes is 0%, the actual interest rate on the Winter 2009 #2 Notes is 10% per annum. The Winter 2009 #2 Notes mature on the first anniversary of their date of issuance. The Winter 2009 #2 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 #2 Offering (the “Conversion Price”). Up to 772,818 Conversion Shares are initially issuable at a Conversion Price of $0.32 per share.

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

 We received $224,820 in net proceeds in the Winter 2009 #2 Offering.  The aggregate value of the Winter 2009 #2 Offering Warrants issued in connection with the January 26, 2009 closing were valued at $62,028 using the Black-Scholes option valuation model with the following assumptions; risk-free interest rate of 1.03%; dividend yield of 0%; volatility factors of the expected market price of common stock of 156%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $161,792.  The value of the Winter 2009 Offering Warrants, the beneficial conversion feature, and the transaction fees of $22,482 are considered as debt discount and are being amortized over the life of the Note.

As of December 31, 2009, investors have converted $151,800 of the Convertible Notes into 474,474 shares of the Company’s common stock. The outstanding Convertible Note balance at December 31, 2009 was $95,502.

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

As of December 31, 2009, investors have converted $93,500 of the Convertible Notes into 346,296 shares of the Company’s common stock. The outstanding Convertible Note balance at December 31, 2009 was $88,000.

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

Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the exercise price upon any future sale of common stock or warrants at or below the current exercise price.

The Company considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument  Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed amount..  As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance.

The Company determined that the fair value of the warrant liability at issuance to be $668,525 based upon a weighted average black scholes calculation (See Note 7). The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $668,525 exceeded the note value of $467,500, the excess of the liability over the note amount of $201,025 was considered to be cost of the private placement.

As of December 31, 2009, investors have converted $312,500 of the Convertible Notes plus interest of $1,397 into 1,255,588 shares of  the Company’s common stock .  The outstanding Convertible Note balance, including accrued interest of $2,765 is $157,765.

2009 Wellfleet Offering

Effective as of November 20, 2009, Save The World Air, Inc., a Nevada corporation (the “Company”), completed a private financing of $75,000 principal amount of 7% Convertible Promissory Notes (the “Notes”) and 300,000 Common Stock Purchase Warrants exercisable at $.30 per share (the “Warrants”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with 3 accredited investors (the “Note Offering”), through Sandgrain Securities, Inc., as placement agent.

The Notes are initially convertible into the Company’s common stock at a price of $.25 per share and accrue interest at 7% per year with a default rate of 10%, payable quarterly in cash.  Interest payments are payable in stock at the sole discretion of the Note holders, or, in the event that shares issuable thereon are registered under the Securities Act of 1933, as amended (the “Act”), or otherwise freely tradable pursuant to Rule 144, at the discretion of the Company as well. The Notes and any unpaid interest are due and fully payable on September 28, 2012.  The conversion price of the Notes are adjustable for corporate events such as merger, reclassification or stock splits.

Pursuant to the terms of the Purchase Agreement, and among other terms, in the event the Company conducts any subsequent financings (each, a “Follow On Offering”) of any kind other than an offering of securities substantially similar to the Notes and Warrants or certain other exempted issuances enumerated in the Notes, the Notes may, at the discretion of each holder thereof,  be exchanged in whole or in part to the extent of outstanding principal and/or interest in such Note, into the securities offered in the Follow On Offering, by applying and exchanging the outstanding principal and interest of such Notes towards the purchase price of the securities offered in such Follow On Offering, at the same price and terms of the Follow On Offering.

The Warrants issued in connection with the Note Offering are exercisable commencing six months after the issuance date until 5:00 p.m., E.S.T on September 29, 2012 at $.30 per share.  The Warrant exercise price is adjustable based on weighted average anti dilution provisions as set forth in the Warrant.

The Company paid a placement agent fee to Sandgrain Securities, Inc. of (i) $6,000 in cash, (ii) 24,000 shares of Common Stock constituting 8% of the number of Conversion Shares initially issuable upon exercise of the Notes, and (iii) 24,000 warrants, substantially similar to the Warrants sold to investors (the “Placement Agent Warrants”), in connection with the Note Offering, in addition to legal fees.

Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the exercise price upon any future sale of common stock or warrants at or below the current exercise price.

The Company considered the current Financial Accounting StandardsBoard guidance of “Determining Whether an Instrument  Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed amount..  As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance.

The Company determined that the fair value of the warrant liability at issuance to be $75,000 based upon a weighted average black scholes calculation (See Note 7). The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount.

The outstanding balance of the Convertible Notes at December 31, 2009 was $75,000.

2009 Fall Offering

From October 2, through December 31, 2009, we conducted a private offering (the “Fall 2009 Offering”) consisting of an aggregate of $1,588,125 of 7% Convertible Promissory Notes (the “Notes”) with interest compounded quarterly at the annual rate of 7% payable at maturity, and warrants to purchase an aggregate of 6,352,500 shares of our common stock (the “Fall 2009 Warrants”).  The Fall 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 6,352,500 shares of our common stock at a conversion price of $0.25 per share.  The Fall 2009 Warrants are for a term of three years at an exercise price of $0.30 per share.

Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the exercise price upon any future sale of common stock or warrants at or below the current exercise price.

The Company considered the current Financial Accounting StandardsBoard guidance of “Determining Whether an Instrument  Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed amount..  As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance.

The Company determined that the fair value of the warrant liability at issuance to be $654,978 based upon a weighted average black scholes calculation (See Note 7). The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $654,978 exceeded the note value of $344,500, the excess of the liability over the note amount of $310,478 was considered to be cost of the private placement.

               As of December 31, 2009, the Company had received $344,500. (See “Note 12. Subsequent Events.”)

6.	Research and Development

The Company has research and development facilities in Morgan Hill, California. The Company has tested products incorporating our ZEFS, MK IV and ELEKTRA technologies for multiple makes and models diesel engines, motorbikes, boats, generators, lawnmowers and other small engines.  The Company has purchased test vehicles, test engines and testing equipment. The Company incurred $428,139 and $652,363 for the years ended December 31, 2009 and 2008, respectively, on its research and development activities.

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

The Company has entered into three License Agreements with Temple University covering Temple University’s current patent applications concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution, and concerning electric field effects on crude oil and edible oil viscosity. Initially, the License Agreements are exclusive and the territory licensed to the Company is worldwide. Pursuant to the License Agreements, the Company will pay to Temple University  license fees in the aggregate amount of $300,000.  A payment of $50,000 was due on November 1, 2006; a payment of $100,000 was due on March 2, 2007; a payment of $75, 000 was due on February 2, 2008 and the final payment was due on February 2, 2009.  Annual maintenance fees of $25,000 for the first license were due on November 1, 2007, November 1, 2008. and November 1, 2009.  Annual maintenance payments of $150,000 for two of the licenses were due January 1, 2008 and January 1, 2009.   In addition, each License Agreement separately provides that the Company will pay royalties to Temple University on net sales of products incorporating the technology licensed under that License Agreement in an amount equal to 7% of the first $20 million of net sales, 6% of the next $20 million of net sales and 5% of net sales in excess of $40 million. Sales under the three License Agreements are not aggregated for purposes of calculating the royalties payable to Temple University. In addition, the Company has agreed to bear all costs of obtaining and maintaining patents in any jurisdiction where the Company directs Temple University to pursue a patent for either of the licensed technologies. Should the Company not wish to pursue a patent in a particular jurisdiction, that jurisdiction would not be included in the territory licensed to the Company.

On November 10, 2008, the Company received written notice from Temple University of a material breach relating to required payments under the License Agreements.  The notice provides the Company with 60 days’ notice to cure the material breach.  The Company’s failure to cure could result in a termination of the License Agreements. If the termination occurs, the Company estimates this would have a material adverse impact on the Company’s financial condition and operations.  Under the License Agreements the Company is subject to a penalty of 1% per month of the amounts due and unpaid under the License Agreements.  As of December 31. 2009, the Company is in default in the total amount of $730,134  which includes $155,134 of penalty interest and the Company has accrued this in the accompanying financial statements.

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

At December 31, 2009, the Company is in default in the amount of $276,250 under the R&D Agreement.  On November 10, 2008, the Company received written notice of default from Temple University. The notice provides the Company with 60 days to cure the material breach. The Company’s failure to cure the breach could result in the termination of the R&D Agreement.  If the termination occurs, the Company estimates this would have a material adverse impact on the Company’s financial condition and operations.

The Company has provided for all past due amounts in the financial statements at December 31, 2009, which is included in accounts payable-Temple University License Agreement. During the twelve months ended December 31, 2009 and December 31, 2008, the Company recorded $389,884, and $555,250, respectively fees due to Temple University. Amounts due Temple University as of December 31, 2009 and 2008 were $1,006,384 and $716,500, respectively. (See “Note 12, Subsequent Events”)

Other

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

7.	Derivative liability

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The strike price of  certain warrants issued by the Company in connection with certain convertible note offerings made during 2009 contain exercise prices that may fluctuate based on the occurrence of future offerings or events.  As a result, theses warrants are not considered indexed to the Company’s own stock.  The Company characterized the fair value of these warrants as derivative liabilities upon issuance.  The FASB’s guidance requires the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a probability weighted average series of Black-Scholes-Merton models as a valuation technique with the following assumptions:

	December 31, 2009	At dates of issuance

Risk-free interest rate	1.18%	.94-1.82%
Expected volatility	142-147%	142-147%
Expected life (in years)	2.75-3	3
Expected dividend yield	0%	0%
Fair Value:	$1,706,343	1,398,503

The risk-free interest rate is based on the yield available on U.S. Treasury securities.  The Company estimates volatility based on the historical volatility of its common stock.  The expected life warrants are based on the expiration date of the related warrants.  The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

The Company measured the fair value of the warrants as of the date of issuance as $1,398,503, and $1,706,343 as of December 31, 2009.  For the year ended December 31, 2009, the Company recorded a loss on the change in the fair value of derivatives of $307,840

8.	Common Stock Transactions

Issuances of Common Stock-2009

During the year ended December 31, 2009 the Company issued an aggregate of 8,348,505 shares of its common stock as follows:

●	During 2009, the Company issued 1,482,000 shares of its common stock for services valued in the aggregate at $596,920. The Company valued the shares at prices ranging from $0.33 to $0.51 per share.

●	During 2009, the Company issued 495,615 shares of its common stock to settle $129,481 of outstanding accounts payable. The Company valued the shares at prices ranging from $0.20 to $0.38 per share.

●	During 2009, the Company issued 6,287,557 shares of its common stock in exchange for conversion of $1,436,886 of Convertible Notes. The Company valued the shares at prices ranging from $0.15 to $0.50

Issuances of Common Stock-2008

During the year ended December 31, 2008, the Company issued an aggregate of 16,470,478 shares of its common stock as follows:

●	During 2008, the Company issued 2,408,850 shares of its common stock for services valued in the aggregate at $518,629. The Company valued the shares at prices ranging from $0.17to $0.49 per share .

●
During 2008, the Company issued 5,575,082 of its common stock in exchange for conversion of  $1,958,245 of Convertible Notes.  The Company valued the shares at prices ranging from $0.17to $0.53 per share.

●	During 2008, the Company issued 7,421,896 shares of its common stock valued at $2,783,711 in settlement of certain loans and other amounts due Morale/Matthews. (See note 5).

●	During 2008, the Company issued 1,064,650 shares of its common stock upon the exercise of outstanding warrants at $0.50 per share, resulting in net proceeds to the Company of $532,325.

9.	Stock options and warrants

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At December 31, 2009, 2,398,775 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company of which 250,000 are still outstanding.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at December 31, 2009 was 7.32 years. Stock option activity for the years ended December 31, 2009 and 2008, which includes 3,250,000 options granted outside and prior to the adoption of the Plan, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price

Options, January 1, 2004	13,250,000	$0.11
Options granted	1,172,652	1.03
Options exercised	—	—
Options cancelled	—	—
Options, December 31, 2004	14,422,652	0.18
Options granted	2,085,909	0.92
Options exercised	—	—
Options cancelled	(10,000,000)	0.10
Options, December 31, 2005	6,508,561	0.53
Options granted	1,313,605	1.21
Options exercised	(2,860,000)	0.10
Options forfeited	(962,607)	0.84
Options cancelled	—	—
Options, December 31, 2006	3,999,559	0.99
Options granted	238,679	0.55
Options exercised	—	—
Options forfeited	(49,793)	1.96
Options cancelled	—	—
Options, December 31, 2007	4,188,445	$0.95
Options granted	2,700,000	0.28
Options exercised	—	—
Options forfeited	(2,287,220)	1.00
Options cancelled	—	—
Options, December 31, 2008	4,601,225	$0.53
Options granted	333,333	0.30
Options exercised	(83,333)	0.27
Options forfeited	—	—
Options cancelled	—	—
Options, December 31, 2009	4,851,225	$0.52

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of December 31, 2009 were as follows:

	Outstanding Options			Exercisable Options
Option					Weighted
Exercise Price		Life			Average Exercise
Per Share	Shares	(Years)	Exercise Price	Shares	Price
$ 0.21 - $ 0.99	4,463,679	7.5	$0.45	4,130,346	$0.46
$ 1.00 - $ 1.99	327,546	5.4	$1.25	327,546	$1.25
$ 2.00 - $ 2.26	60,000	1.6	$2.26	60,000	$2.26
	4,851,225		$0.52	4,517,892	$0.54

As of December 31, 2009 the market price of the Company’s stock was $0.55 per share. Future compensation expense on the options which were not exercisable at December 31, 2009 is $50,110. At December 31, 2009 the aggregate intrinsic value of the options outstanding was $744.440.

 Black-Scholes value of options

During the years ended December 31, 2009 and 2008, the Company valued options for pro-forma purposes at the grant date using the Black-Scholes pricing model with the following average assumptions:

	2009	2008

Expected life (years	5.50	5.05
Risk free interest rate	2.57%	4.37%
Volatility	129.49%	124.05%
Expected dividend yield	0.00%	0.00%

The weighted average fair value for options granted in 2009 and 2008 were $0.26 and $0.24, respectively.

During the year ended December 31, 2009, the Company granted 333,333 options exercisable at $0.30, vesting in one year with a ten year life. The options were valued at $87,998 or $0.26 per share using the Black Scholes pricing model using a 5.5 year expected term, 129% volatility, no annual dividends, and a discount rate of 2.57%.  During the year ended December 31, 2009, the Company recognized compensation expense of $37,888 relating to the vesting of these options.  As of December 31, 2009, there was unamortized compensation of $50,110 that will be amortized as compensation cost in 2010.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in Note 9).

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2004	14,252,414	0.48
Warrants granted	2,372,500	1.27
Warrants exercised	(960,500)	0.20
Warrants cancelled	—	—
Warrants outstanding, December31, 2004	15,664,414	0.62
Warrants granted	5,198,574	1.16
Warrants exercised	(50,500)	0.99
Warrants cancelled	(20,000)	1.50
Warrants outstanding, December31, 2005	20,792,488	0.75
Warrants granted	3,624,894	1.28
Warrants exercised	(2,328,452)	0.68
Warrants cancelled	(1,191,619)	1.46
Warrants outstanding, December 31, 2006	20,897,311	$0.81
Warrants granted	3,602,701	0.64
Warrants exercised	—	—
Warrants cancelled	(6,580,984)	1.06
Warrants outstanding, December 31, 2007	17,919,028	$0.67
Warrants granted	3,931,708	0.42
Warrants exercised	(1,064,650)	0.50
Warrants cancelled	(10,386,083)	0.56
Warrants outstanding, December 31, 2008	10,400,003	$0.70
Warrants granted	5,247,276	0.36
Warrants exercised	—	—
Warrants cancelled	(2,300,515)	0.95
Warrants outstanding, December 31, 2009	13,346,764	$0.52

At December 31, 2009 the price of the Company’s common stock was $0.55 per share and the aggregate intrinsic value of the warrants outstanding was $1,716,686.

	Outstanding Warrants			Exercisable Warrants
			Weighted		Weighted
Warrant		Life	Average Exercise		Average Exercise
Exercise Price Per Share	Shares	(Years)	Price	Shares	Price
$ 0.30 - $ 0.99	11,201,496	1.8	$0.41	11,201,496	$0.41
$ 1.00 - $ 1.99	2,057,966	1.8	$1.00	2,057,966	$1.00
$ 2.00 - $ 2.70	87,302	1.4	$2.70	87,302	$2.70
	13,346,764		$0.52	13,346,764	$0.52

Included in the table above are 3,548,000 warrants at an  exercise price of $.30 per share.  Based upon these warrant agreements, the exercise price may be reduced if the Company sells equity to any person or entity at a price per share or conversion price or exercise price per share which shall be less than the Warrant exercise price in respect of the Warrant Shares then in effect.  The reset of the warrant exercise price gives rise to the characterization of these instruments as derivative liabilities.  (See note 7).

10.	Commitments and contingencies

 Legal matters

We have concluded our litigation in previous matters involving the Company’s prior Chairman and Chief Executive, Jeffrey Muller and all related matters and are of the current opinion that the Company no longer faces litigation liability in connection with those cases. However, we are continuing to assure the Company’s obligations are fully in compliance with a previous injunction order entered by a Federal District Court over six years ago to timely file all of the Company’s financial and related reports is continuing and current.  The Company will shortly be petitioning the Federal District Court to dissolve the compliance injunction on the basis that for more than a six-year period, under the Company’s new administrative and executive leadership, it has been fully compliance with the Company’s SEC financial and reporting obligations.

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Litigation Involving Former Executive Officer

On or about October 5, 2005, Bruce H. McKinnon (“McKinnon”),  then president of the Company, and the Company entered into an Amended and Restated Employment Agreement, which provided for, among other things, a term expiring on December 31, 2007.  On or about June 15, 2007, McKinnon and the Company entered into a Separation Agreement and General Mutual Release of Claims (the “Separation Agreement”).  On or about August 31, 2007, McKinnon demanded payment of $238,696.15 pursuant to the terms of the Separation Agreement.  Payment was not made by the Company, and McKinnon thus commenced an arbitration proceeding against the Company seeking payment of $238,696.15, plus payment for unpaid vacation pay, reimbursement of expenses, reimbursement of health insurance premiums, interest, attorneys’ fees, labor code penalties and arbitration fees.  The total amount demanded by McKinnon was $344,642.00, which was awarded to McKinnon on May 21, 2009, following completion of an arbitration hearing on March 12, 2009 (the “Arbitration Award”) and has been reflected as an accrued liability in the accompanying December 31, 2009 balance sheet.

On July 17, 2009, the Superior Court of the State of California, County of Los Angeles in the matter titled Bruce H. McKinnon v. Save the World Air, Inc. (Case No. BS 114835), confirmed the Arbitration Award and entered judgment thereon in favor of McKinnon in the amount of $344,642.00, plus attorneys’ fees in the amount of $1,750.00 and costs of $40.00 (the “Judgment”).  Since entry of the Judgment, McKinnon has engaged in collection efforts, resulting, to date, in seizure of a Company bank account containing approximately $8,000.00.  McKinnon has also filed a Form UCC-1 Financing Statement against the assets of the Company.

The Company has commenced discussions with McKinnon to settle the Judgment on an installment payment basis.  We can provide no assurances that such a settlement will be achieved.

Employment agreements

Agreement with Cecil Bond Kyte

On January 30, 2009, the Company entered into an employment agreement with Cecil Bond Kyte, pursuant to which se serves as our Chief Executive Officer.  The initial term of the agreement became effective on January 30, 2009 and expires on January 30, 2010 and renews automatically for addition one-year periods unless either party has given notice of non-extension prior to October 30, 2009.  The agreement provides for a base compensation of $200,000 per year.  Mr. Kyte is eligible to participate in the Company’s incentive and benefit plans, including eligibility to receive grants of stock options under the 2004 plan.

Mr. Kyte shall be eligible to receive an annual cash bonus in an amount equal to 2% of the Company’s net profit, if any, for its most recently completed fiscal year, computed in accordance with generally accepted accounting principles applied consistently with prior periods.  The bonus shall be payable, if at all, on the anniversary date of employment each year of the term; provided that no bonus shall be paid if the Executive is not, on such payment date, in the employ of the Company.

Mr. Kyte shall also receive an option (the “Option”) to purchase a number of shares (the “Option Shares”) of the Company’s common stock equal to the result of (A) 100,000 divided by (B) the closing price per share of the Company’s Common Stock on the first anniversary of the Effective Date.  The Option shall be an incentive stock option, shall be exercisable at the closing price per share on the first anniversary of the Effective Date, shall be exercisable for ten years from the date of grant and shall vest on the second anniversary of the Effective Date.

Termination of Mr. Kyte’s contract will terminate upon his death or disability and may be terminated by the Company with or without cause and may be voluntarily terminated by Mr. Kyte.  Termination of Mr. Kyte’s employment for any reason shall be effective upon the Date of Termination and he shall only be entitled to receive the compensation accrued through the Date of Termination.  In the event of Involuntary Termination, involving merger, consolidation or sale or disposition of all of the Company’s assets, Mr. Kyte shall be entitled to receive (i) all comp9ensation that has accrued through the date of termination, plus, (ii) a severance payment equal to one year’s compensation, plus he shall be entitled to continue to participate in the Company’s employee benefit programs offered to other senior management employees of the Company for a period of 12 months following the date of termination, provided that if at any time while the Company is required to pay severance to Mr. Kyte, his death or disability would cause the severance payments to terminate.

Leases

In March 2009, the Company entered into a sublease agreement for its executive offices in Santa Barbara, California.  The term of the lease was for $3,520 per month from April 1, 2009 through December 31, 2009 and $3,630 per month from January 1, 2010 to December 31, 2010.

Total rent expense under this lease and other operating leases in effect during the years ended December 31, 2009 and 2008, was $112,440 and $85,980, respectively.  The following is a schedule by years of future minimum rental payments required under the non-cancellable operating leases as of December 31, 2009.
Years Ending December 31,
2010	$43,560

Total	$43,560

11.	Income taxes

The Company did not record an income tax provision for 2009 and 2008, other than $800 for the minimum state tax provision. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2009	2008

Computed tax provision (benefit) at federal statutory rate (34%)	$(2,160,000)	$(2,062,414)
State income taxes, net of federal benefit	(260,000)	(257,605)
Permanent items	820,000	558,142
Valuation allowance	1,600,800	1,762,677
Income tax provision	$800	$800

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31, 2009	December 31, 2008
Net operating loss carry forwards	13,800,000	11,457,000
Valuation allowance	(13,800,000)	(11,457,000)
Total deferred taxes net of valuation allowance	$—	$—

As of December 31, 2009, the Company had net operating losses available for carry forward for federal tax purposes of approximately $34.2 million expiring beginning in 2019. These carryforward benefits may be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

As of December 31, 2009, the Company has recorded a $13,800,000 valuation allowance against a portion of its deferred tax assets, since at that time it was believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2009 and 2008, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2009 or 2008.

12.	Subsequent events

         2009  Fall Offering

From October 2, through January 15, 2010, the Company conducted and completed a private offering (the “Fall 2009 Offering”) consisting of an aggregate of $1,588,125 of 7% Convertible Promissory Notes (the “Notes”) with interest compounded quarterly at the annual rate of 7% payable at maturity, and warrants to purchase an aggregate of 6,352,500 shares of our common stock (the “Fall 2009 Warrants”).  The Company received $1,186,875 net proceeds, of which $344,500 was received as of December 31, 2009, and converted existing liabilities of $401,250 to these notes.  The Fall 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 6,352,500 shares of our common stock at a conversion price of $0.25 per share.  The Fall 2009 Warrants are for a term of three years at an exercise price of $0.30 per share.

2010 Winter Offering

From February 15, 2010, through March 22, 2010, the Company is conducting a private offering (the “Winter 2010 Offering”) of up to $700,000 aggregate face amount of its convertible notes (the “Winter 2010  Notes”). A total of $129,800 aggregate face amount of the Winter 2010  Notes have been sold for an aggregate purchase price of $118,000.  While the stated interest rate on the Winter 2010 Notes is 0%, the actual interest rate on the Winter 2010 Notes is 10% per annum. The Winter 2010 Notes mature on the first anniversary of their date of issuance. The Winter 2010 Notes are convertible, at the option of the noteholder, into 324,500 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.40 per share (the “Conversion Price

Each of the investors in the Winter 2010 Offering received, for no additional consideration, a warrant (the “Winter 2010 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Winter 2010 Notes are convertible (the “Warrant Shares”).  Each Winter 2010 Warrant is exercisable on a cash basis only at an initial price of $0.40 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 324,500 Warrant Shares are initially issuable to date on exercise of the Winter 2010 Warrants.

Increase in Outstanding Shares

During the period from January 1, 2010 through March 15, 2010, the Company issued 6,876,060 shares of its common stock.  This was comprised of the following:

The Company issued 5,737,272 shares of its common stock upon conversion of $1,425,138 of debt to its existing convertible note holders.

The Company issued 1,000,000 shares of its common stock valued at an average of $0.47 per share to consultants for various services performed.

The Company issued 122,121 shares of its common stock valued at prices ranging from $0.34 to $0.55 per share to certain employees and others for services performed.

The Company issued 16,667 shares of its common stock upon exercise of outstanding options at $0.27 per share.

Temple University Default

At December 31, 2009, the Company owed to Temple University a total of $1,006,384 for the License Agreement, Maintenance Fees, R&D Agreement and penalties and we were in default in those payments.  The Company’s failure to cure the default could result in the termination of the License and R&D Agreements.  If the termination occurs, this would have a material adverse impact on the Company’s financial condition.  As of March 26, 2010, we have received written approval of an extension of time to April 30, 2010 to renegotiate the outstanding balance.