Form 10-Q
period 2010-03-31
SAVE THE WORLD AIR INC
filed 2010-05-14
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-29185

SAVE THE WORLD AIR, INC.
(Exact name of registrant as specified in its charter)

Nevada	52-2088326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

735 State Street, Suite 500
Santa Barbara, California 93101
(Address, including zip code, of principal executive offices
(805)-845-3561
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

Large accelerated filer☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 10, 2010 was 80,973,733.

SAVE THE WORLD AIR, INC.
FORM 10-Q

PART I

Item 1. Financial Statements
SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets
Cash	$358,390	$33,611
Other current assets	15,694	16,453
Total current assets	374,084	50,064
Property and Equipment, net	101,326	100,870
Other assets	11,020	11,020
Total assets	$486,430	$161,954

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable-related parties	$191,266	$188,820
Accounts payable-License Agreements	928,387	1,006,384
Accounts payable-other	702,082	512,161
Accrued expenses	683,383	1,305,605
Accrued professional fees	364,469	442,710
Loans payable-related parties and shareholders	105,763	125,233
Convertible debentures, net of discount	463,674	485,650
Fair value of derivative liabilities	5,317,943	1,706,343
Total current liabilities	8,756,967	5,772,906

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001par value: 200,000,000 shares authorized, 78,165,456 and 71,289,396, shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	78,166	71,289
Common stock to be issued (100,000 shares at March 31, 2010)	42,000	-
Additional paid-in capital	46,056,598	43,255,773
Deficit accumulated during the development stage	(54,447,301)	(48,938,014)
Total stockholders’ deficiency	(8,270,537)	(5,610,952)
Total liabilities and stockholders’ deficiency	$486,430	$161,954

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
			(February
	Three months ended March 31,		18, 1998) to March 31,
	2010	2009	2010

Net sales	$—	$—	$69,000
Cost of goods sold	—	—	24,120
Gross profit	—	—	44,880
Operating expenses	1,563,536	840,018	34,527,859
Research and development expenses	174,293	246,840	6,061,025
Non-cash patent settlement cost	—	—	1,610,066
Loss before other income	(1,737,829)	(1,086,858)	(42,154,070)
Other income (expense)
Other income	5,196	—	4,056
Interest income	—	—	16,342
Interest and financing expense	(1,407,879)	(464,560)	(8,965,685)
Change in fair value of derivative liabilities	(1,238,763)	—	(1,546,603)
Costs of private placement	(1,129,212)	—	(1,640,715)
Costs to induce conversion of notes	—	—	(300,703)
Loss on disposition of equipment	—	—	(14,426)
Settlement of Debt Due Morale/ Matthews	—	—	(927,903)
Settlement of litigation and debt	—	—	1,089,088
Loss before provision for income taxes	(5,508,487)	(1,551,418)	(54,440,619)
Provision for income taxes	800	800	6,682
Net loss	$(5,509,287)	$(1,552,218)	$(54,447,301)
Net loss per common share, basic and diluted	$(.07)	$(0.02)
Weighted average common shares outstanding, basic and diluted	73,652,591	63,964,895

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
THREE MONTHS ENDED MARCH 31, 2010

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2009		71,289,396	71,289	—	43,255,773	(48,938,014)	(5,610,952)
Common stock issued for convertible debt	$.15-$.40	5,737,272	5,738	—	1,419,400	—	1,425,138
Common stock issued for services	$.47	1,000,000	1,000	—	469,000	—	470,000
Common stock issued as compensation	$.55	110,000	110	31,200	60,390	—	91,700
Common stock issued for settlement of accounts payable	$.34	12,121	12	—	4,109	—	4,121
Common stock issued upon exercise of options	$.27	16,667	17	10,800	4,483	—	15,300
Fair value of options issued as compensation	—	—	—	—	38,113	—	38,113
Fair value of warrants issued and intrinsic value of beneficial conversion with convertible notes	—	—	—	—	805,330	—	805,330
Net loss for the three months ended March 31, 2010	—	—	—	—	—	(5,509,287)	(5,509,287)
Balance, March 31, 2010		78,165,456	$78,166	$42,000	$46,056,598	$(54,447,301)	$(8,270,537)

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Inception (February 18, 1998)
	Three Months Ended March 31,		to March 31,
	2010	2009	2010
Cash flows from operating activities
Net Loss	$(5,509,287)	$(1,552,218)	$(54,447,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	—	—	(1,017,208)
Settlement of Debt Due Morale/Matthews	—	—	927,903
Stock based compensation expense	129,813	22,249	3,834,536
Issuance of common stock for services	470,000	151,613	6,257,651
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Issuance of warrants for financing fees	—	—	153,501
Increase in convertible notes related to default	17,336	—	276,677
Interest on related party loans	—	—	22,305
Patent acquisition cost	—	—	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	1,385,826	463,367	8,478,880
Fair value of common stock and warrants issued to induce conversion of notes	—	—	300,703
Costs of private placement convertible notes	1,129,212	—	1,640,715
Change in fair value of derivative liability	1,238,763	—	1,546,603
Amortization of deferred compensation	—	—	3,060,744
Loss on disposition of assets	—	—	14,426
Depreciation and amortization of leasehold improvements	8,625	8,427	434,785
Bad debt	—	—	1,300
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,380)
Inventory	—	—	—
Prepaid expenses and other	759	11,841	(15,614)
Other assets	—	—	(11,020)
Accounts payable and accrued expenses	(202,721)	209,280	4,337,711
Accounts payable – license agreements	(77,997)	112,250	211,887
Accounts payable – related parties	2,446	83,490	98,263
Net cash used in operating activities	(1,407,225)	(489,701)	(21,742,410)
Cash flows from investing activities
Purchase of equipment	(9,081)	—	(564,465)
Proceeds from sale of equipment	—	—	17,478
Net cash used in investing activities	(9,081)	—	(546,987)
Cash flows from financing activities
Net proceeds under equity line of credit	—	—	1,262,386
(Decrease) increase in payables to related parties and stockholder	(19,470)	1,071	615,242
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	1,745,255	474,820	9,732,498
Repayment of convertible notes		—	(282,121)
Proceeds from sale of stock and exercise of warrants and options	15,300	—	10,802,574
Net cash provided by financing activities	1,741,085	475,891	22,647,787
Net (decrease) increase in cash	324,779	(13,810)	358,390
Cash, beginning of period	33,611	59,346	—
Cash, end of period	$358,390	$45,536	$358,390

See notes to condensed consolidated financial statements

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Inception
			(February 18,
	Three Months Ended March 31		1998) to March 31,
	2010	2009	2010

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$338	$121	$138,410
Income taxes	$800	$1,600	$6,682
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	—	3,202,931
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	—	—	515,000
Issuance of common stock in settlement of payable	4,121	13,500	247,584
Cancellation of stock	—	—	8,047
Conversion of accounts payable and accrued expenses to common stock	—	—	612,521
Conversion of accounts payable and accrued expenses to convertible debentures	303,700	---	303,700
Conversion of related party debt to convertible debentures	---	—	45,000
Conversion of convertible debentures to common stock	1,425,138	210,329	7,793,702
Issuance of shares for settlement of loans and other payable to Morale/Matthews	—	—	2,783,711
Write off of deferred compensation	—	—	142,187
Fair value of derivative liability recorded as note discount	1,243,625	—	2,130,625
Proceeds of exercise of options applied to accounts payable	—	—	22,500
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	805,330	474,820	6,746,407

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

1.  Organization and basis of presentation

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

The Company was incorporated on February 18, 1998, as a Nevada corporation, under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999, following the acquisition of marketing and manufacturing rights of the ZEFS technologies. Our executive offices are at 735 State Street, Suite 500, Santa Barbara, California 93101.  The telephone number is (805)-845-3561. Our research and development facility is at 235 Tennant Avenue, Morgan Hill, California 95037. The telephone number is (408) 778-0101. The corporate website is www.stwa.com.  The common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board

The Company has three product lines; MAG ChargR™ and ECO ChargR™, ELEKTRA™ and AOT (Applied Oil Technology).  MAG ChargR is past the development stage and the Company believes that an initial small run of several thousand units will be manufactured and sold by the end of second quarter 2010.  ELEKTRA is nearing the end of the product development cycle which will culminate in an upcoming SAE (Society of Automotive Engineers) test to prove and certify the level of fuel savings.  AOT is in the research and development phase.

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

The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC. These interim financial statements should be read in conjunction with that report.

Going Concern

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of $54,447,301 from February 18, 1998 (Inception) through March 31, 2010. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $5,509,287 and a negative cash flow from operations of $1,407,225 for the three months ended March 31, 2010, and had a working capital deficiency of $8,382,883 and a stockholders' deficiency of $8,270,537 at March 31, 2010.   The Company is currently unable to meet its cash obligations and is in default of certain of its convertible note agreements and its obligations under its license agreements with Temple University (see Note 7.”Research & Development”).   As a result, the Company's independent registered public accounting firm, in their report on the Company's 2009 consolidated financial statements, raised substantial doubt about the Company's ability to continue as a going concern.

Our operations to date have been funded through issuances of our common stock and convertible notes whereby we raised an aggregate $20,535,072 from February 18, 1998 (inception) through March 31, 2010. Based on our current operating plan, we do not have sufficient cash and cash equivalents to implement our operating plan. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

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

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the three month periods ended March 31, 2010 and 2009, the dilutive impact of outstanding stock options of 4,976,376 and 4,551,225 respectively, and outstanding warrants of 19,264,520 and 11,133,635 have been excluded because their impact on the loss per share is anti-dilutive.

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

Accounting for Warrants and Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses a probability weighted average series Black-Scholes-Merton option pricing models to value the derivative instruments at inception and on subsequent valuation dates.

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

The Company is required to use observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2010.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$	$	$5,317,943	5,317,943

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.  Certain relationships and related transactions

Loans from related parties

The Company owes to an officer of the Company $83,719.  This loan is unsecured, is due on demand and bears interest at 6% per annum. The Company owes to a shareholder of the Company $22,044.  This loan is unsecured, is due on demand and bears interest at 10% per annum.  At March 31, 2010 and December 31, 2009, the aggregate balance of these loans including interest was $105,763 and $125,233.

Accounts Payable to related parties

As of March 31, 2010 and December 31, 2009, the Company had accounts payable to related parties in the amount of $191,266 and $188,820, respectively. These amounts are unpaid Directors Fees and  unreimbursed expenses incurred by officers and directors.

4.  Convertible Debentures

Convertible debentures consist of the following:

	Maturity dates	March 31, 2010	December 31, 2009

2008 Fall Offering	October 31, 2009	50,389	81,419

2008 Winter Offering	December 5, 2009	6,242	12,186

2009 Winter Offering – I	April 26, 2009	215,638	210,773

2009 Winter Offering – II	March 12, 2010	60,500	95,502

2009 Spring	April 30, 2010	71,500	88,000

2009 Summer	September 28, 2012	31,062	157,765

2009 Wellfleet	September 28, 2012	75,603	75,000

2009 Fall Offering	January 15, 2012	390,034	344,500

2010 Winter Offering	March 31, 2011	885,863	---
Sub-total		1,786,831	1,065,145

Less, remaining debt discount		(1,323,157)	(579,495)
Convertible debentures, net		$463,674	485,650

2008 Fall Offering.  From September 8, 2008 to October 31, 2008, the Company conducted an offering (the “2008 Fall Offering”) of up to $500,000 aggregate face amount of its Convertible Notes.  A total of $198,220 aggregate face amount of the 2008 Fall Notes were sold for an aggregate purchase price of $180,200 net proceeds.  Therefore, while the stated interest on the 2008 Fall Notes is 0%, the implied interest rate on the 2008 Fall Notes is 10%.  The 2008 fall notes will mature on the first anniversary of the date of issuance and a note in the amount of $44,000 is in default at March 31, 2010.  The 2008 Fall Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Fall Offering (the “Conversion Price”).  Up to 1,321,466 Conversion Shares are issuable at a Conversion Price of $0.15 per share.

Each of the investors in the 2008 Fall Offering received, for no additional consideration, a warrant (the “ 2008 Fall Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Fall Notes) are convertible (the “2008 Fall Warrant Shares”). Each 2008 Fall Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 660,734 2008 Fall Warrant Shares are initially issuable upon exercise of the 2008 Fall Warrants.  As of March 31, 2010, investors have converted $154,220 of the Convertible Notes into 1,028,133 shares of the Company’s common stock.  The outstanding balance at March 31, 2010 was $50,389, including 6,389 in penalties and interest.

The aggregate value of the Fall 2008 Offering Warrants issued in connection with the October 31, 2008 closing were valued at $53,320 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 4.68%; dividend yield of 0%; volatility factors of the expected market price of common stock of 145.98%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $126,880.  The value of the Fall 2008 Offering Warrants, the beneficial conversion feature, and the transaction fees of $18,020 are considered as debt discount and were  amortized over the life of the Note.

2008 Winter Offering.  From November 24, 2008 to December 5, 2008, the Company conducted an offering (the “2008 Winter Offering”) of up to $500,000 aggregate face amount of its Convertible Notes.  A total of $524,700 aggregate face amount of the 2008 Winter Notes were sold for an aggregate purchase price of $477,000 net proceeds.  Therefore, while the stated interest on the 2008 Winter Notes is 0%, the implied interest rate on the 2008 Winter Notes is 10%.  The 2008 Winter Notes will mature on the first anniversary of the date of issuance and a note in the amount of $5,500 is in  default at March 31, 2010.  The 2008 Winter Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Winter Offering (the “Conversion Price”).  Up to 3,086,470 Conversion Shares are issuable at a Conversion Price of $0.17 per share.

Each of the investors in the 2008 Winter Offering received, for no additional consideration, a warrant (the “ 2008 Winter Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Winter Notes) are convertible (the “2008 Winter Warrant Shares”). Each 2008 Winter Warrant is exercisable on a cash basis only at a price of $0.30 per share, and is exercisable for a period of two years from the date of issuance.  Up to 1,543,235 2008 Winter Warrant Shares are initially issuable upon exercise of the 2008 Winter Warrants.  As of March 31, 2010, investors have converted $519,200 of the Convertible Notes into 3,054,117 shares of the Company’s common stock.  The outstanding balance at March 31, 2010 was $6,242, including 742 in penalties and interest.

The aggregate value of the Winter 2008 Offering Warrants issued in connection with the December 5, 2008 closing were valued at $168,925 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 3.42%; dividend yield of 0%; volatility factors of the expected market price of common stock of 153.56%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $308,075.  The value of the Winter 2008 Offering Warrants, the beneficial conversion feature, and the transaction fees of $47,700 are considered as debt discount and were amortized over the life of the Note.

                 2009 Winter Offering I. From January 13, 2009, through January 26, 2009, Save the World Air, Inc. (the “Company”) conducted and concluded a private offering (the “Winter 2009 Offering I”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009 Notes”) with 8 accredited investors. A total of $250,000 aggregate face amount of the Winter 2009 Notes were sold for an aggregate purchase price of $250,000.  The Winter 2009 Notes bear interest at 10% per annum, payable at maturity. The Winter 2009 Notes mature three months from their date of issuance and notes in the amount of $175,000 are in default at March 31, 2010.  The Winter 2009 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 Offering (the “Conversion Price”). Up to 694,444 Conversion Shares are initially issuable at a Conversion Price of $0.36 per share.

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

The aggregate value of the Winter 2009 Offering Warrants issued in connection with the January 26, 2009 closing were valued at $66,178 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 0.85%; dividend yield of 0%; volatility factors of the expected market price of common stock of 151.42%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $183,822.  The value of the Winter 2009 Offering Warrants and the beneficial conversion feature are considered as debt discount and were amortized over the life of the notes.

As of March 31, 2010 investors have converted $25,000 of the Convertible Notes into 69,444 shares of the Company’s common stock. The Company has paid $50,000 plus penalty and interest as a partial redemption of one of the defaulted convertible notes.  The outstanding balance at March 31, 2010 was $215,638 which includes $40,638 in penalties and interest. The Company is currently negotiating a settlement of these outstanding notes.

               2009 Winter Offering II. From February 4, 2009, through March 12, 2009, the Company conducted and concluded a private offering (the “Winter 2009 Offering II”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009  #2 Notes”) with 17 accredited investors. A total of $247,302 aggregate face amount of the Winter 2009 #2 Notes were sold for an aggregate purchase price of $224,820.  While the stated interest rate on the Winter 2009#2 Notes is 0%, the implied interest rate on the Winter 2009 #2 Notes is 10% per annum. The Winter 2009 #2 Notes mature on the first anniversary of their date of issuance and a note in the amount of $55,000 is in default at March 31, 2010. The Winter 2009 #2 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 #2 Offering (the “Conversion Price”). Up to 772,818 Conversion Shares are initially issuable at a Conversion Price of $0.32 per share.

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

The Company received $224,820 in net proceeds in the Winter 2009 #2 Offering which was used for general corporate purposes and working capital. The aggregate value of the Winter 2009 #2 Offering Warrants issued in connection with the January 26, 2009 closing were valued at $62,028 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 1.03%; dividend yield of 0%; volatility factors of the expected market price of common stock of 156%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $161,791.  The value of the Winter 2009 #2 Offering Warrants, the beneficial conversion feature, and the transaction fees of $22,482 are considered as debt discount and were amortized over the life of the Note.

As of March 31, 2010, investors have converted $186,802 of the Convertible Notes into 583,756 shares of the Company’s common stock. The outstanding balance at March 31, 2010 was $60,500, which includes $5,500 penalty and interest.

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

The Company received $165,000 in net proceeds in the Spring 2009 Offering which was used for general corporate purposes and working capital. The aggregate value of the Spring 2009 Offering Warrants issued in connection with the April 30, 2009 closing were valued at $39,994 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 0.94%; dividend yield of 0%; volatility factors of the expected market price of common stock of 156.39%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $96,827.  The value of the Spring 2009 Offering Warrants, the beneficial conversion feature, and the transaction fees of $16,500 are considered as debt discount and are being amortized over the life of the Note.

As of March 31, 2010, investors have converted $110,000 of the Convertible Notes into 407,406 shares of the Company’s common stock. The outstanding balance at March 31, 2010 was $71,500.

2009 Summer Offering.  From June 9, 2009, through September 28, 2009, we conducted and concluded a private offering (the “Summer 2009 Offering”) of up to $500,000 aggregate face amount of our convertible notes (the “Summer 2009 Notes”) with interest compounded quarterly at the annual rate of seven percent (7%) payable at maturity. A total of $467,500 Summer 2000 Notes were sold to 17 accredited investors. The Summer 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 1,870,000 shares of our common stock at a conversion price of $0.25 per share.

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

The Company determined that the fair value of the warrant liability at issuance on September 28, 2009 to be $668,525 based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $668,525 exceeded the note value of $467,500, the excess of the liability over the note amount of $201,025 was considered as a cost of the private placement and recorded as such in 2009.  The fair value of the warrant liability as of March 31, 2010 was $1,155,847 (see Note 8).

As of March 31, 2010, investors have converted $437,500 of the Convertible Notes into 1,765,132 shares of the Company’s common stock.  The outstanding Convertible Note balance, including accrued interest of $1,062 is $31,062.

2009 Wellfleet Offering. On November 20, 2009, the Company completed a private financing of $75,000 principal amount of 7% Convertible Promissory Notes (the “Notes”) and 300,000 Common Stock Purchase Warrants exercisable at $.30 per share (the “Warrants”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with 3 accredited investors (the “Note Offering”), through Sandgrain Securities, Inc., as placement agent.

The Notes are initially convertible into the Company’s common stock at a price of $.25 per share and accrue interest at 7% per year with a default rate of 10%, payable quarterly in cash.  Interest payments are payable in stock at the sole discretion of the Note holders, or, in the event that shares issuable thereon are registered under the Securities Act of 1933, as amended (the “Act”), or otherwise freely tradable pursuant to Rule 144, at the discretion of the Company as well. The Notes and any unpaid interest are due and fully payable on September 28, 2012.  The conversion price of the Notes is adjustable for corporate events such as merger, reclassification or stock splits.

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

The Company determined that the fair value of the warrant liability at issuance on November 20, 2009 to be $75,000 based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount.  The fair value of the warrant liability as of March 31, 2010 was $185,430 (see Note 8).

The outstanding balance of the Convertible Notes at March 31, 2010 was $75,603 which includes $603 interest.

2009  Fall Offering. From October 2, through January 15, 2010, the Company conducted and completed a private offering (the “Fall 2009 Offering”) consisting of an aggregate of $1,588,125 of 7% Convertible Promissory Notes (the “Notes”) with interest compounded quarterly at the annual rate of 7% payable at maturity, and warrants to purchase an aggregate of 6,352,500 shares of our common stock (the “Fall 2009 Warrants”).  The Company received $1,186,875 net proceeds, of which $344,500 was received as of December 31, 2009.  The Fall 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 6,352,500 shares of our common stock at a conversion price of $0.25 per share.  The Fall 2009 Warrants are for a term of three years at an exercise price of $0.30 per share.

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

The Company determined that the fair value of the warrant liability at issuances to be $3,027,815 based upon a weighted average Black-Scholes-Merton calculation (See Note 8), of which, $654,978 was recorded on December 31, 2009 and $2,372,837 was recorded on January 15, 2010.  The Company recorded the full value of the derivative of $2,372,837 as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $2,372,837 exceeded the note value of $1,243,625, the excess of the liability over the note amount of $1,129,212 was considered to be cost of the private placement and was recorded during the period.  The fair value of the warrant liability as of March 31, 2010 was $3,976,666 (see Note 8).

As of March 31, 2010, investors have converted $1,203,625 of the Convertible Notes into 4,831,750 shares of the Company’s common stock.  The outstanding balance at March 31, 2010 is $390,034 which includes $5,534 in interest.

2010 Winter Offering. From February 15, 2010, through March 31, 2010, the Company conducted a private offering (the “Winter 2010 Offering”) consisting of an aggregate of $885,863 face amount of its Convertible Promissory Notes (the “Winter 2010  Notes”) have been sold for an aggregate purchase price of $805,330.  While the stated interest rate on the Winter 2010 Notes is 0%, the implied interest rate on the Winter 2010 Notes is 10% per annum. The Winter 2010 Notes mature on the first anniversary of their date of issuance. The Winter 2010 Notes are convertible, at the option of the noteholder, into 2,214,657 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.40 per share (the “Conversion Price”).

Each of the investors in the Winter 2010 Offering received, for no additional consideration, a warrant (the “Winter 2010 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Winter 2010 Notes are convertible (the “Warrant Shares”).  Each Winter 2010 Warrant is exercisable on a cash basis only at an initial price of $0.40 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 2,214,657 Warrant Shares are initially issuable to date on exercise of the Winter 2010 Warrants.

The Company received $805,330 in net proceeds in the Winter 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Winter 2010 Offering Warrants issued in connection with the March 31, 2010 closing were valued at $476,268 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 1.02; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $329,062.  The aggregate value of the Winter 2010 Offering Warrants and the beneficial conversion feature of $805,330 are considered as debt discount and are being amortized over the life of the Note.

As of March 31, 2010, the outstanding balance is $885,863.

5. Capital stock

During the three months ended March 31, 2010, we issued 5,737,272 shares of common stock in exchange for conversion of $1,425,138 of Convertible Notes.

During the three months ended March 31, 2010, we issued 1,000,000 shares of common stock in exchange for consulting services in the amount of $470,000.  The shares issued were valued at the trading price at the date of the agreement.

During the three months ended March 31, 2010, we issued 110,000 shares as employee compensation valued at $60,500.  The shares issued were valued at the trading price at the date of the agreement.

During the three months ended March 31, 2010, we issued 12,121 shares of common stock in settlement of accounts payable of $4,121.  The shares issued were valued at the trading price at the date of the agreement.

During the three months ended March 31, 2010, we issued 16,667 shares of common stock upon exercise of options @ $0.27 per share and valued at $4,500.

6.  Stock options and warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date.

Options

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At March 31, 2010, 2,273,624 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company of which 250,000 are still outstanding.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at March 31, 2010 was 7.6 years. Stock option activity for the period January 1, 2009 to March 31, 2010, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price

Options outstanding, January 1, 2009	4,601,225	$0.53
Options granted	333,333	.30
Options exercised	(83,333)	0.27
Options forfeited	—	—
Options cancelled	—	—
Options outstanding, December 31, 2009	4,851,225	0.52
Options granted	181,818	0.55
Options exercised	(56,667)	0.27
Options forfeited	—	—
Options cancelled	—	—
Options outstanding, March 31, 2010	4,976,376	$0.53

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of March 31, 2010 were as follows:

	Outstanding Options			Exercisable Options
			Weighted		Weighted
Option		Life	Average Exercise		Average Exercise
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Price
$ 0.21 - $ 0.99	4,588,830	7.4	$0.45	4,073,679	$0.46
$ 1.00 - $ 1.99	327,546	5.6	$1.25	327,546	$1.25
$ 2.00 - $ 2.26	60,000	1.9	$2.26	60,000	$2.26
	4,976,376	7.2	$0.53	4,461,225	$0.54

As of March 31, 2010 the market price of the Company’s stock was $0.70 per share.  During the three months ended March 31, 2010, the Company amortized $38,113 of compensation cost based on the vesting of the options.  Future unamortized compensation expense on the outstanding options at March 31, 2010 is $108,678.  At March 31, 2010, the aggregate intrinsic value of the options outstanding and exercisable was $1,178,375.

Black-Scholes-Merton value of options

During the three months ended March 31, 2010 and 2009, the Company valued options for pro-forma purposes at the grant date using the Black-Scholes-Merton pricing model with the following average assumptions:

	March 31,
	2010	2009

Expected life (years)	5.5	5.5
Risk free interest rate	3,63%	4.37%
Volatility	129.95%	124.05%
Expected dividend yield	0.00%	0.00%

The weighted average fair value for options granted in 2009 was $0.30.  The weighted average for options granted during the three months ended March 31, 2010 was $0.55.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants from January 1, 2009 to March 31, 2010:

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2009	10,400,003	$0.70
Warrants granted	5,247,276	0.36
Warrants exercised	—	—
Warrants cancelled	(2,300,515)	0.95
Warrants outstanding, December 31, 2009	13,346,764	0.52
Warrants granted	7,189,157	.33
Warrants exercised	—	—
Warrants cancelled	(1,271,401)	0.79
Warrants outstanding, March 31, 2010	19,264,520	$0.43

	Outstanding Warrants			Exercisable Warrants
Warrant			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$ 0.30 - $ 0.99	17,869,253	1.9	$0.36	17,869,253	$0.36
$ 1.00 - $ 1.99	1,307,965	2.6	$1.00	1,307,965	$1.00
$ 2.00 - $ 2.70	87,302	1.1	$2.70	87,302	$2.70
	19,264,520	2.0	$0.43	19,264,520	$0.43

As of March 31, 2010 the market value of the Company's stock was $0.70 per share, and the aggregate intrinsic value of the warrants outstanding was $5,818,587.
Options

7.  Research and development

The Company has research and development facilities in Morgan Hill, California. The Company has tested products incorporating our ZEFS, MK IV and ELEKTRA technologies for multiple makes and models diesel engines, motorbikes, boats, generators, lawnmowers and other small engines.  The Company has purchased test vehicles, test engines and testing equipment. The Company incurred $174,293 and $246,840 for the three months ended March 31, 2010 and 2009, respectively, on its research and development activities.

Temple University License Agreements

The Company has also entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.  Pursuant to the R&D Agreement, the Company will make payments to Temple University in the aggregate amount of $500,000

The Company has entered into three License Agreements with Temple University covering Temple University’s current patent applications concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution, and concerning electric field effects on crude oil and edible oil viscosity. Initially, the License Agreements are exclusive and the territory licensed to the Company is worldwide. Pursuant to the License Agreements, the Company will pay to Temple University (i) license fees in the aggregate amount of $300,000.  A payment of $50,000 was due on November 1, 2006; a payment of $100,000 was due on March 2, 2007; a payment of $75, 000 was due on February 2, 2008 and the final payment was due on February 2, 2009.  Annual maintenance fees of $25,000 for the first license were due on November 1, 2007 and November 1, 2008.  Annual maintenance payments of $150,000 for two of the licenses were due January 1, 2010.  In addition, each License Agreement separately provides that the Company will pay royalties to Temple University on net sales of products incorporating the technology licensed under that License Agreement in an amount equal to 7% of the first $20 million of net sales, 6% of the next $20 million of net sales and 5% of net sales in excess of $40 million. Sales under the three License Agreements are not aggregated for purposes of calculating the royalties payable to Temple University. In addition, the Company has agreed to bear all costs of obtaining and maintaining patents in any jurisdiction where the Company directs Temple University to pursue a patent for either of the licensed technologies. Should the Company not wish to pursue a patent in a particular jurisdiction, that jurisdiction would not be included in the territory licensed to the Company.

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

As of March 31, 2010, the Company is in default on the three license agreements in the total amount of $904,137 which includes $179,137 of penalty interest and the Company has accrued this in the accompanying financial statements.

At March 31, 2010 the Company is in default in the amount of $24,250 under the R&D Agreement.  On November 10, 2008, the Company received written notice of default from Temple University. The notice provides the Company with 60 days to cure the material breach.  The Company’s failure to cure the breach could result in the termination of the R&D Agreement.  If the termination occurs, the Company estimates this would have a material adverse impact on the Company’s financial condition and operations.

At March 31, 2010 and December 31, 2009, the Company owed to Temple University a total of $928,387 and $1,006,384, respectively for the License Agreements, Maintenance Fees, R & D Agreement and penalties. (See “Note 10. Subsequent Events”)

8. Derivative liability

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The strike price of the warrants issued by the Company in connection with certain convertible note offerings made during 2009 and 2010 in the aggregate of 8,522,500, exercisable at $.30 per share, contain exercise prices that may fluctuate based on the occurrence of future offerings or events.  As a result, theses warrants are not considered indexed to the Company’s own stock.  The Company characterized the fair value of these warrants as derivative liabilities upon issuance.  The FASB’s guidance requires the fair value of these liabilities be remeasured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a probability weighted average series of Black-Scholes-Merton-Merton models as a valuation technique with the following assumptions:

		Fair Value of Warrants
	No. of Warrants	December 31, 2009	2010 Issuance	March 31, 2010
Risk-free interest rate		1.18%	1.44%	1.60%
Expected volatility		142% - 147%	137%	142%-147%
Expected life (in years)		2.75 – 3	3	2.50 – 2.75
Expected dividend yield		0%	0%	0%
Fair Value:
2009 Summer Warrants	1,870,000	$906,015	-	$1,155,847
2009 Wellfleet Warrants	300,000	145,350	-	185,430
2009 Fall Warrants	6,352,500	654,978	$2,372,837	3,976,666
Total Fair Value	8,522,500	$1,706,343	$2,372,837	$5,317,943

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

The Company measured the fair value of the warrants issued during the three months as of the date of issuance as $2,372,837.  As of March 31, 2010, the Company remeasured the derivative liabilities and determined that the fair value to be $5,317,943.  The Company recorded change in fair value of the derivative liabilities of $1,238,763 for the three months ending March 31, 2010.

9.  Commitments and contingencies

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

On or about October 5, 2005, Bruce H. McKinnon (“McKinnon”),  then president of the Company, and the Company entered into an Amended and Restated Employment Agreement, which provided for, among other things, a term expiring on December 31, 2007.  On or about June 15, 2007, McKinnon and the Company entered into a Separation Agreement and General Mutual Release of Claims (the “Separation Agreement”).  On or about August 31, 2007, McKinnon demanded payment of $238,696.15 pursuant to the terms of the Separation Agreement.  Payment was not made by the Company, and McKinnon thus commenced an arbitration proceeding against the Company seeking payment of $238,696.15, plus payment for unpaid vacation pay, reimbursement of expenses, reimbursement of health insurance premiums, interest, attorneys’ fees, labor code penalties and arbitration fees.  The total amount demanded by McKinnon was $344,642.00, which was awarded to McKinnon on May 21, 2009, following completion of an arbitration hearing on March 12, 2009 (the “Arbitration Award”) and has been reflected as an accrued liability in the accompanying March 31, 2010 and December 31, 2009 balance sheets.

On July 17, 2009, the Superior Court of the State of California, County of Los Angeles in the matter titled Bruce H. McKinnon v. Save the World Air, Inc. (Case No. BS 114835), confirmed the Arbitration Award and entered judgment thereon in favor of McKinnon in the amount of $344,642.00, plus attorneys’ fees in the amount of $1,750.00 and costs of $40.00 (the “Judgment”).  Since entry of the Judgment, McKinnon has engaged in collection efforts, resulting, to date, in seizure of a Company bank account containing approximately $8,000.  McKinnon has also filed a Form UCC-1 Financing Statement against the assets of the Company.

On April 7, 2010, McKinnon and the Company entered into an Agreement Re: Collection on Judgment (the “Settlement Agreement).  (See “Item 5"). Other Information”). wherein McKinnon, among other things, agreed to cease further collection efforts on the Judgment, and the Company, among other things, agreed to satisfy the Judgment for, and McKinnon agreed to accept as full and final satisfaction of the Judgment, subject to certain payment waivers described below, a total amount of $360,000, plus interest of ten percent (10%) per annum from March 15, 2010, on the unpaid balance until paid (the “Settlement Amount”), payable as follows:  $30,000 on April 7, 2010 (payment of which was made); $85,000 on or before April 15, 2010; and, $15,000 per month commencing on June 1, 2010, until paid.

As noted, the Settlement Agreement provides that McKinnon shall cease all enforcement and collection efforts in connection with the Judgment, and further provides that if the Company defaults in any payment due McKinnon, McKinnon will be entitled to reinitiate his collection efforts to enforce and execute upon the Judgment in the full amount thereof plus additional amounts due under the Settlement Agreement, less a credit for the total amount of payments made by the Company pursuant to the Settlement Agreement, plus liquidated damages in the amount of $35,000, plus attorneys’ fees and interest.  McKinnon has agreed that within fifteen (15) days following payment in full of the Settlement Amount, McKinnon will execute and provide the Company with a full satisfaction of Judgment, and further will terminate his UCC-1 filing against the assets of the Company.

The Settlement Agreement also provides that if the Company makes all payments thereunder, on a timely basis, McKinnon will waive final payments due him in the amount of $35,000, and if the Company makes all payments due under the Settlement Agreement on or before September 30, 2010, McKinnon will waive an additional $20,000 due him, for a total payment waiver of $55,000.

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

10.  Subsequent events

Temple University

At March 31, 2010, we owed to Temple University a total of $928,387 for the License Agreement, Maintenance Fees, R&D Agreement and penalties and we were in default in those payments.  The Company’s failure to cure the default could result in the termination of the License and R&D Agreements.  If the termination occurs, this would have a material adverse impact on the Company’s financial condition.  As of May 13, 2010, we have received written approval of an extension of time to June 30, 2010 to renegotiate the outstanding balance.

Stock Issuance

From April 1, 2010 through May 10, 2010, we issued 2,808,277 additional shares of our common stock.

We issued 2,708,277 shares of common stock in exchange for the conversion of $967,208 Convertible Notes.

                We issued 40,000 shares of common stock in exchange for $10,800 exercise of options.

We issued 60,000 shares of common stock to employees of the company as a bonus for prior services.

2010 Spring Offering

From April 15, 2010, through April 30, 2010, the Company conducted a private offering (the “Spring 2010 Offering”) consisting of an aggregate of $143,000 face amount of its Convertible Promissory Notes (the “Spring 2010  Notes”) have been sold for an aggregate purchase price of $130,000.  While the stated interest rate on the Spring 2010 Notes is 0%, the actual interest rate on the Spring 2010 Notes is 10% per annum. The Spring 2010 Notes mature on the first anniversary of their date of issuance. The Spring 2010 Notes are convertible, at the option of the noteholder, into 357,500 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.40 per share (the “Conversion Price”).

Each of the investors in the Spring 2010 Offering received, for no additional consideration, a warrant (the “Spring 2010 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Spring 2010 Notes are convertible (the “Warrant Shares”).  Each Spring 2010 Warrant is exercisable on a cash basis only at an initial price of $0.40 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 357,500 Warrant Shares are initially issuable to date on exercise of the Spring 2010 Warrants.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

Overview

The following discussion and analysis of our condensed consolidated financial condition and condensed consolidated results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and the condensed consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Our first revenues have come from initial sales in Asia for our ECO ChargR product in the motorcycle industry. We plan on commencing sales of ECO ChargR to customers in the United States in the motorcycle industry in the second quarter of 2010. We also plan on commencing initial sales of our MAG ChargR product in the United States in the automobile and motorcycle industry in the second quarter of 2010.  See “Recent Developments” and “Sales and Marketing” below.

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

At March 31, 2010, the Company is in default on the three license agreements in the total amount of $904,137  which includes $179,137 of penalty interest and the Company has accrued this in the accompanying financial statements.

At March 31, 2010 the Company is in default in the amount of $24,250 under the R&D Agreement.  On November 10, 2008, the Company received written notice of default from Temple University. The notice provides the Company with 60 days to cure the material breach.  The Company’s failure to cure the breach could result in the termination of the R&D Agreement.  If the termination occurs, the Company estimates this would have a material adverse impact on the Company’s financial condition and operations.

At March 31, 2010, the Company owed to Temple University a total of $928,387 for the License Agreements, Maintenance Fees, R & D Agreement and penalties. (See “Item  5. Other Information”)

We operate in a highly competitive industry.  Many of our activities may be subject to governmental regulation.  We have taken aggressive steps to protect our intellectual property.

There are significant risks associated with our business, our company and our stock.

We are a development stage company that generated its first initial revenues in the fourth quarter of 2006. Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2009 and the first three months of 2010 and will need to raise substantial additional capital in the balance of 2010, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Our company was incorporated on February 18, 1998, as a Nevada corporation, under the name Mandalay Capital Corporation. We changed our name to Save the World Air, Inc. on February 11, 1999, following the acquisition of marketing and manufacturing rights of the ZEFS technologies. Our mailing address is 735 State Street, Suite 500, Santa Barbara, California 93101.  Our research and development facility is located at 235 Tennant Avenue, Morgan Hill, California 95037. Our telephone number is (805)-845-3561. Our corporate website is www.stwa.com.  Information contained on the website is not deemed part of this Annual Report.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “ZERO.OB”.

Results of Operations

We did not generate any revenue for the three-month periods ended March 31, 2010 and 2009.

Operating expenses were $1,563,536 for the three-month period ended March 31, 2010, compared to $840,018 for the three-month period ended March 31, 2009, an increase $723,518. This increase is attributable to increases in non-cash expenses of $463,062 and cash expenses of $260,456. Specifically, the increase in non-cash expense is attributable to increases in stocks given to a consultant of $355,300, stocks given to employees of $91,700, valuation of options given to officers as compensation of $15,864 and depreciation of $198. Specifically, the increase in cash expense is attributable to increases in consulting and professional fees $176,487, office expenses of $74,466, salaries and benefits of $26,080, travel expenses $10,380, offset by a decrease in corporate expenses of $26,957.

Research and development expenses were $174,293 for the three-month period ended March 31, 2010, compared to $246,840 for the three-month period ended March 31, 2009, a decrease of $72,547. This decrease is mainly attributable to decreases in contract fees of $38,247 and product testing, research and supplies of $34,300.

Other expense for the three-month period ended March 31, 2010 were $3,770,658, compared to $464,560 for the three-month period ended March 31, 2009, an increase of $3,306,098. This increase is attributable to an increase in non-cash interest expense of $943,319, change in fair value of derivative liabilities of 1,238,763 and costs of private placement of $1,129,212 offset by an increase in other income of $5,196.

We had a net loss of $5,509,287, or $0.07 per share, for the three-month period ended March 31, 2010, compared to a net loss of $1,552,218, or $0.02 per share, for the three-month period ended March 31, 2009. We expect to incur additional net loss in the fiscal year ending December 31, 2010 primarily attributable to continued operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of $54,447,301 from February 18, 1998 (Inception) through March 31, 2010. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $5,509,287 and a negative cash flow from operations of $1,407,225 for the three months ended March 31, 2010, and had a working capital deficiency of $8,382,883 and a stockholders' deficiency of $8,270,537 at March 31, 2010.   The Company is currently unable to meet its cash obligations and is in default of certain of its convertible note agreements and its obligations under its license agreements with Temple University. As a result, the Company's independent registered public accounting firm, in their report on the Company's 2009 consolidated financial statements, raised substantial doubt about the Company's ability to continue as a going concern.

Our operations to date have been funded through issuances of our common stock and convertible notes whereby we raised an aggregate $20,535,072 from February 18, 1998 (inception) through March 31, 2010. Based on our current operating plan, we believe that we do not have sufficient cash and cash equivalents to implement our operating plan. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

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

The aggregate value of the Winter 2009 Offering Warrants issued in connection with the January 26, 2009 closing were valued at $66,178 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 0.85%; dividend yield of 0%; volatility factors of the expected market price of common stock of 151.42%; and an expected life of two years  (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $183,822.  The value of the Winter 2009 Offering Warrants and the beneficial conversion feature are considered as debt discount and were amortized over the life of the notes.

As of March 31, 2010 investors have converted $25,000 of the Convertible Notes into 69,444 shares of the Company’s common stock. The Company has paid $50,000 plus penalty and interest as a redemption of one of the defaulted convertible notes.  The outstanding balance at March 31, 2010 was $215,638 which includes $40,638 in penalties and interest. The Company is currently negotiating a settlement of these outstanding notes.

2009 Winter Offering #2.  From February 4, 2009, through March 12, 2009, we conducted and concluded a private offering (the “Winter 2009 #2 Offering”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009  #2 Notes”) with 17 accredited investors. A total of $247,302 aggregate face amount of the Winter 2009 #2 Notes were sold for an aggregate purchase price of $224,820.  While the stated interest rate on the Winter 2009#2 Notes is 0%, the actual interest rate on the Winter 2009 #2 Notes is 10% per annum. The Winter 2009 #2 Notes mature on the first anniversary of their date of issuance. The Winter 2009 #2 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 #2 Offering (the “Conversion Price”). Up to 772,818 Conversion Shares are initially issuable at a Conversion Price of $0.32 per share.

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

 We received $224,820 in net proceeds in the Winter 2009 #2 Offering which will be used for general corporate purposes and working capital.  The aggregate value of the Winter 2009 #2 Offering Warrants issued in connection with the January 26, 2009 closing were valued at $62,028 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 1.03%; dividend yield of 0%; volatility factors of the expected market price of common stock of 156%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $161,792.  The value of the Winter 2009 Offering Warrants, the beneficial conversion feature, and the transaction fees of $22,482 are considered as debt discount and are being amortized over the life of the Note.

As of March 31, 2010, investors have converted $186,802 of the Convertible Notes into 583,756 shares of the Company’s common stock. The outstanding balance at March 31, 2010 was $60,500, which includes $5,500 penalty and interest.

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

We received $165,000 in net proceeds in the Spring 2009 Offering which will be used for general corporate purposes and working capital. The aggregate value of the Spring 2009 Offering Warrants issued in connection with the April 30, 2009 closing were valued at $39,994 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 0.94%; dividend yield of 0%; volatility factors of the expected market price of common stock of 156.39%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $96,827.  The value of the Spring 2009 Offering Warrants, the beneficial conversion feature, and the transaction fees of $16,500 are considered as debt discount and are being amortized over the life of the Note.

As of March 31, 2010, investors have converted $110,000 of the Convertible Notes into 407,406 shares of the Company’s common stock. The outstanding balance at March 31, 2010 was $71,500.

2009 Summer Offering.  From June 9, 2009, through September 28, 2009, we conducted and concluded a private offering (the “Summer 2009 Offering”) of up to $500,000 aggregate face amount of our convertible notes (the “Summer 2009 Notes”) with interest compounded quarterly at the annual rate of seven percent (7%) payable at maturity. A total of $467,500 Summer 2000 Notes were sold to 17 accredited investors. The Summer 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 1,870,000 shares of our common stock at a conversion price of $0.25 per share.

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

The Company determined that the fair value of the warrant liability at issuance on September 28, 2009 to be $668,525 based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $668,525 exceeded the note value of $467,500, the excess of the liability over the note amount of $201,025 was considered as a cost of the private placement and recorded as such in 2009.  The fair value of the warrant liability as of March 31, 2010 was $1,155,847 (see Note 8).

As of March 31, 2010, investors have converted $437,500 of the Convertible Notes into 1,765,132 shares of the Company’s common stock.  The outstanding Convertible Note balance, including accrued interest of $1,062 is $31,062.

2009 Wellfleet Offering. On November 20, 2009, the Company completed a private financing of $75,000 principal amount of 7% Convertible Promissory Notes (the “Notes”) and 300,000 Common Stock Purchase Warrants exercisable at $.30 per share (the “Warrants”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with 3 accredited investors (the “Note Offering”), through Sandgrain Securities, Inc., as placement agent.

The Notes are initially convertible into the Company’s common stock at a price of $.25 per share and accrue interest at 7% per year with a default rate of 10%, payable quarterly in cash.  Interest payments are payable in stock at the sole discretion of the Note holders, or, in the event that shares issuable thereon are registered under the Securities Act of 1933, as amended (the “Act”), or otherwise freely tradable pursuant to Rule 144, at the discretion of the Company as well. The Notes and any unpaid interest are due and fully payable on September 28, 2012.  The conversion price of the Notes is adjustable for corporate events such as merger, reclassification or stock splits.

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

The Company determined that the fair value of the warrant liability at issuance on November 20, 2009 to be $75,000 based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount.  The fair value of the warrant liability as of March 31, 2010 was $185,430 (see Note 8).

The outstanding balance of the Convertible Notes at March 31, 2010 was $75,603 which includes $603 interest.

2009  Fall Offering. From October 2, through January 15, 2010, the Company conducted and completed a private offering (the “Fall 2009 Offering”) consisting of an aggregate of $1,588,125 of 7% Convertible Promissory Notes (the “Notes”) with interest compounded quarterly at the annual rate of 7% payable at maturity, and warrants to purchase an aggregate of 6,352,500 shares of our common stock (the “Fall 2009 Warrants”).  The Company received $1,186,875 net proceeds, of which $344,500 was received as of December 31, 2009.  The Fall 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 6,352,500 shares of our common stock at a conversion price of $0.25 per share.  The Fall 2009 Warrants are for a term of three years at an exercise price of $0.30 per share.

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

The Company determined that the fair value of the warrant liability at issuances to be $3,027,815 based upon a weighted average Black-Scholes-Merton calculation (See Note 8), of which, $654,978 was recorded on December 31, 2009 and $2,372,837 was recorded on January 15, 2010.  The Company recorded the full value of the derivative of $2,372,837 as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $2,372,837 exceeded the note value of $1,243,625, the excess of the liability over the note amount of $1,129,212 was considered to be cost of the private placement and was recorded during the period.  The fair value of the warrant liability as of March 31, 2010 was $3,976,666 (see Note 8).

As of March 31, 2010, investors have converted $1,203,625 of the Convertible Notes into 4,831,750 shares of the Company’s common stock.  The outstanding balance at March 31, 2010 is $390,034 which includes $5,534 in interest.

2010 Winter Offering. From February 15, 2010, through March 31, 2010, the Company conducted a private offering (the “Winter 2010 Offering”) consisting of an aggregate of $885,863 face amount of its Convertible Promissory Notes (the “Winter 2010  Notes”) have been sold for an aggregate purchase price of $805,330.  While the stated interest rate on the Winter 2010 Notes is 0%, the implied interest rate on the Winter 2010 Notes is 10% per annum. The Winter 2010 Notes mature on the first anniversary of their date of issuance. The Winter 2010 Notes are convertible, at the option of the noteholder, into 2,214,657 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.40 per share (the “Conversion Price”).

Each of the investors in the Winter 2010 Offering received, for no additional consideration, a warrant (the “Winter 2010 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Winter 2010 Notes are convertible (the “Warrant Shares”).  Each Winter 2010 Warrant is exercisable on a cash basis only at an initial price of $0.40 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 2,214,657 Warrant Shares are initially issuable to date on exercise of the Winter 2010 Warrants.

The Company received $805,330 in net proceeds in the Winter 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Winter 2010 Offering Warrants issued in connection with the March 31, 2010 closing were valued at $476,268 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 1.02; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $329,062.  The aggregate value of the Winter 2010 Offering Warrants and the beneficial conversion feature of $805,330 are considered as debt discount and are being amortized over the life of the Note.

As of March 31, 2010, the outstanding balance is $885,863.
Contractual Obligations

The following table discloses our contractual commitments for future periods. Long-term commitments are comprised of operating leases and minimum guaranteed compensation payments under employment and other agreements.  See Note 9 to Notes to Consolidated Financial Statements, “Commitments and Contingencies”.

Years ending December 31,	Operating Leases (1)	Guaranteed Payments
2010	32,670	158,100(2)
2011	0	17,567(3)
Total	$32,670	$175,667

(1)	Consists of rent for nine months for our Santa Barbara Facility expiring on December 31, 2010.
(2)
Consists of an aggregate of  $158,100 in total compensation, including base salary and certain contractually-provided benefits, to an executive officer, pursuant to an employment agreement that expires on January 30, 2011.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  were ineffective as of March 31, 2010, due to the material weaknesses in our internal control over financial reporting described below.

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

In light of the material weaknesses in internal control over financial reporting described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles.  Despite material weaknesses in our internal control over financial reporting, we believe that the financial statements included in our Form 10-Q for the period ended March 31, 2010 fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

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

Our Chief Executive Officer, Interim Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weaknesses described above, management concluded that, as of March 31, 2010, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

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

In addition, our management with the participation of our Chief Executive Officer and Interim Chief Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 7, 2010, McKinnon and the Company entered into an Agreement Re: Collection on Judgment (the “Settlement Agreement”)  (See “Item 5. Other Information”). wherein McKinnon, among other things, agreed to cease further collection efforts on the Judgment, and the Company, among other things, agreed to satisfy the Judgment for, and McKinnon agreed to accept as full and final satisfaction of the Judgment, subject to certain payment waivers described below, a total amount of $360,000, plus interest of ten percent (10%) per annum from March 15, 2010, on the unpaid balance until paid (the “Settlement Amount”), payable as follows:  $30,000 on April 7, 2010 (payment of which was made); $85,000 on or before April 15, 2010; and, $15,000 per month commencing on June 1, 2010, until paid.

As noted, the Settlement Agreement provides that McKinnon shall cease all enforcement and collection efforts in connection with the Judgment, and further provides that if the Company defaults in any payment due McKinnon, McKinnon will be entitled to reinitiate his collection efforts to enforce and execute upon the Judgment in the full amount thereof plus additional amounts due under the Settlement Agreement, less a credit for the total amount of payments made by the Company pursuant to the Settlement Agreement, plus liquidated damages in the amount of $35,000, plus attorneys’ fees and interest.  McKinnon has agreed that within fifteen (15) days following payment in full of the Settlement Amount, McKinnon will execute and provide the Company with a full satisfaction of Judgment, and further will terminate his UCC-1 filing against the assets of the Company.

The Settlement Agreement also provides that if the Company makes all payments thereunder, on a timely basis, McKinnon will waive final payments due him in the amount of $35,000, and if the Company makes all payments due under the Settlement Agreement on or before September 30, 2010, McKinnon will waive an additional $20,000 due him, for a total payment waiver of $55,000.

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2009, we filed with the SEC on March 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

2009 Winter Offering I. From January 13, 2009 through January 26, 2009, we conducted a private offering (the “2009 Winter Offering I”) and issued Convertible Notes in the aggregate face amount of $250,000.  These Notes were sold for an aggregate purchase price of $250,000 net proceeds.  The Notes are convertible into 699,444 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 347,722 shares of our common stock.  (See “Details of Recent Financing Transactions”).

2009 Winter Offering II. From February 4, 2009 through March 11, 2009, we conducted a private offering (the “2009 Winter Offering  II”) and issued Convertible Notes in the aggregate face amount of $247,302.  These Notes were sold for an aggregate purchase price of $224,820 net proceeds.  The Notes are convertible into 772,818 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 386,409 shares of our common stock.  (See “Details of Recent Financing Transactions”).

2009 Spring Offering. From March 17, 2009 through April 30, 2009, we conducted a private offering (the “2009 Spring Offering”) and issued Convertible Notes in the aggregate face amount of $181,500.  These Notes were sold for an aggregate purchase price of $165,000 net proceeds.  The Notes are convertible into 672,222 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 336,111 shares of our common stock.  (See “Details of Recent Financing Transactions”).

2009 Summer Offering. From June 9, 2009 through September 28, 2009, we conducted a private offering (the “2009 Summer Offering”) and issued Convertible Notes in the aggregate face amount of $467,500.  These Notes were sold for an aggregate purchase price of $467,500 net proceeds.  The Notes are convertible into 1,870,000 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 1,870,000 shares of our common stock.  (See “Details of Recent Financing Transactions”).

2009 Wellfleet Offering. Effective November 20, 2009, we concluded a private offering (the “2009 Wellfleet Offering”) and issued Convertible Notes in the aggregate face amount of $75,000.  These Notes were sold for an aggregate purchase price of $75,000 net proceeds.  The Notes are convertible into 300,000 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 300,000 shares of our common stock.  (See “Details of Recent Financing Transactions”).

                 2009  Fall Offering. From October 2, through January 15, 2010, the Company conducted a private offering (the “2009 Fall Offering”) consisting of an aggregate of $1,588,125 of Convertible Promissory Notes. The Notes were sold for  $1,186,875 net proceeds, and the Company converted existing liabilities of $401,250 to these notes.  The Notes are convertible into 6,352,500 shares of our common stock and in addition investors received warrants to purchase up to 6,352,500 shares of our common stock.  (See “Details of Recent Financing Transactions”).

2010 Winter Offering. From February 15, 2010 through March 31, 2010, we conducted a private offering (the “2010 Winter Offering”) and issued Convertible Notes in the aggregate face amount of $885,863.  These Notes were sold for an aggregate purchase price of $805,330 net proceeds.  The Notes are convertible into 2,214,657 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 2,214,657 shares of our common stock.  (See “Details of Recent Financing Transactions”).

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.

Other Issuances.

During the three months ended March 31, 2010, we issued 5,737,272 shares of common stock in exchange for conversion of $1,425,138 of Convertible Notes.

During the three months ended March 31, 2010, we issued 1,000,000 shares of common stock in exchange for consulting services in the amount of $470,000.

During the three months ended March 31, 2010, we issued 110,000 shares as employee compensation valued at $60,500.

During the three months ended March 31, 2010, we issued 12,121 shares of common stock in settlement of accounts payable of $4,121.

During the three months ended March 31, 2010, we issued 16,667 shares of common stock upon exercise of options @ $0.27 per share and valued at $4,500.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

We have evaluated subsequent events occurring between April 1, 2010 and May 10, 2010.

Temple University

At March 31, 2010, we owed to Temple University a total of $928,387 for the License Agreement, Maintenance Fees, R&D Agreement and penalties and we were in default in those payments.  The Company’s failure to cure the default could result in the termination of the License and R&D Agreements.  If the termination occurs, this would have a material adverse impact on the Company’s financial condition.  As of May 13, 2010, we have received written approval of an extension of time to June 30, 2010 to renegotiate payment of the outstanding balance.

Stock Issuance

From April 1, 2010 through May 10, 2010, we issued 2,808,277 additional shares of our common stock.

We issued 2,708,277 shares of common stock in exchange for the conversion of $967,208 Convertible Notes.

                We issued 40,000 shares of common stock in exchange for $10,800 exercise of options.

We issued 60,000 shares of common stock to employees of the company as a bonus for prior services

2010 Spring Offering

From April 15, 2010, through April 30, 2010, the Company conducted a private offering (the “Spring 2010 Offering”) consisting of an aggregate of $143,000 face amount of its Convertible Promissory Notes (the “Spring 2010  Notes”) have been sold for an aggregate purchase price of $130,000.  While the stated interest rate on the Spring 2010 Notes is 0%, the actual interest rate on the Spring 2010 Notes is 10% per annum. The Spring 2010 Notes mature on the first anniversary of their date of issuance. The Spring 2010 Notes are convertible, at the option of the noteholder, into 357,500 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.40 per share (the “Conversion Price”).

Each of the investors in the Spring 2010 Offering received, for no additional consideration, a warrant (the “Spring 2010 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Spring 2010 Notes are convertible (the “Warrant Shares”).  Each Spring 2010 Warrant is exercisable on a cash basis only at an initial price of $0.40 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 357,500 Warrant Shares are initially issuable to date on exercise of the Spring 2010 Warrants.

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

SAVE THE WORLD AIR, INC.

Date: May 14 2010	By:	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Interim Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Interim Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350