Form 10-Q
period 2010-06-30
SAVE THE WORLD AIR INC
filed 2010-08-16
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

The number of shares of the Registrant’s Common Stock outstanding as of August 10, 2010 was 84,507,892.

SAVE THE WORLD AIR, INC.
FORM 10-Q

PART I

Item 1. Financial Statements
SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (unaudited)	December 31, 2009

ASSETS

Cash	$2,882	$33,611
Other current assets	33,634	16,453
Total current assets	36,516	50,064

Property and Equipment, net of accumulated depreciation of $161,511 and $144,224 at June 30, 2010 and December 31, 2009, respectively	94,818	100,870
Other assets	11,020	11,020
Total assets	$142,354	$161,954

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable-related parties	$212,060	$188,820
Accounts payable-License Agreements	930,397	1,006,384
Accounts payable-other	611,980	512,161
Accrued expenses	766,720	1,305,605
Accrued professional fees	411,001	442,710
Loans payable-related parties and shareholders	95,788	125,233
Convertible debentures, net-of- discount	120,175	485,650
Fair value of derivative liabilities	2,808,051	1,706,343
Total current liabilities	5,956,172	5,772,906

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001par value: 200,000,000 shares authorized, 84,188,560 and 71,289,396, shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	84,189	71,289
Common stock to be issued (60,099 shares at June 30, 2010)	28,637	—
Additional paid-in capital	48,633,482	43,255,773
Deficit accumulated during the development stage	(54,560,126)	(48,938,014)
Total stockholders’ deficiency	(5,813,818)	(5,610,952)
Total liabilities and stockholders’ deficiency	$142,354	$161,954

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,		Inception (February 18, 1998) to
	2010	2009	2010	2009	June 30, 2010

Net sales	$—	$—	$—	$—	$69,000
Cost of goods sold	—	—	—	—	24,120
Gross profit	—	—	—	—	44,880
Operating expenses	1,058,433	594,604	2,621,969	1,434,622	35,586,292
Research and development expenses	29,802	15,220	204,095	262,060	6,090,827
Non-cash patent settlement costs	—	—	—	—	1,610,066
Loss before other income (expense)	(1,088,235)	(609,824)	(2,826,064)	(1,696,682)	(43,242,305)
Other income (expense)
Other income	—	—	5,196	—	4,056
Interest income	—	—	—	—	16,342
Interest and financing expense	(1,366,142)	(369,720)	(2,774,021)	(834,280)	(10,331,827)
Change in fair value of derivative liabilities	2,509,892	—	1,271,129	—	963,289
Costs of private placement	—	—	(1,129,212)	—	(1,640,715)
Costs to induce conversion of notes	(168,340)	—	(168,340)	—	(469,043)
Loss on disposition of equipment	—	—	—	—	(14,426)
Settlement of Debt Due Morale/Matthews	—	—	—	—	(927,903)
Settlement of litigation and debt	—	—	—	—	1,089,088
Loss before provision for income taxes	(112,825)	(979,544)	(5,621,312)	(2,530,962)	(54,553,444)
Provision for income taxes	—	—	800	800	6,682
Net loss	$(112,825)	$(979,544)	$(5,622,112)	$(2,531,762)	$(54,560,126)
Net loss per share, basic and diluted	$(0.00)	$(0.02)	$(0.07)	$(0.04)
Weighted average common shares outstanding, basic and diluted	81,821,945	65,037,789	77,759,835	64,504,305

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2010

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2009		71,289,396	71,289	—	43,255,773	(48,938,014)	(5,610,952)
Common stock issued for convertible debt	$.15-$.40	10,935,625	10,936	—	3,176,645	—	3,187,581
Common stock issued to induce conversion of convertible debt	$.53	224,751	225	—	118,893	—	119,118
Fair value of warrants issued to induce conversion of convertible debt	---	----	----	—	49,222	—	49,222
Common stock issued for services	$.43-$.47	1,500,000	1,500	28,637	683,500	—	713,637
Common stock issued as compensation	$.52-$.55	170,000	170	—	91,530	—	91,700
Common stock issued for settlement of accounts payable	$.34	12,121	12	—	4,109	—	4,121
Common stock issued upon exercise of options	$.27	56,667	57	—	15,243	—	15,300
Fair value of warrants issued for services	—	—	—	—	218,954	—	218,954
Fair value of options issued as compensation	—	—	—	—	84,283	—	84,283
Fair value of warrants issued and intrinsic value of beneficial conversion with convertible notes	—	—	—	—	935,330	—	935,330
Net loss for the six months ended June 30, 2010	—	—	—	—	—	(5,622,112)	(5,622,112)
Balance, June 30, 2010		84,188,560	$84,189	$28,637	$48,633,482	$(54,560,126)	$(5,813,818)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Inception (February 18, 1998)
	Six Months Ended June 30,		to June 30,
	2010	2009	2010
Cash flows from operating activities
Net Loss	$(5,622,112)	$(2,531,762)	$(54,560,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	—	—	(1,017,208)
Settlement of debt due Morale/Matthews	—	—	927,903
Stock based compensation expense	175,983	45,746	3,880,706
Issuance of common stock for services	713,637	174,413	6,501,288
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Issuance of warrants for financing fees	—	—	153,501
Issuance of warrants for consulting fees	218,954	—	218,954
Increase in convertible notes related to default	33,113	23,000	292,454
Interest on related party loans	—	—	22,305
Patent acquisition cost	—	—	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	2,734,494	797,457	9,827,548
Fair value of common stock and warrants issued to induce conversion of notes	168,340	—	469,043
Costs of private placement convertible notes	1,129,212	—	1,640,715
Change in fair value of derivative liability	(1,271,129)	—	(963,289)
Amortization of deferred compensation	—	—	3,060,744
Loss on disposition of assets	—	—	14,426
Depreciation and amortization of leasehold improvements	17,287	16,776	443,447
Bad debt	—	—	1,300
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,380)
Inventory	—	—	—
Prepaid expenses and other	(17,181)	10,228	(33,554)
Other assets	—	230	(11,020)
Accounts payable and accrued expenses	(185,455)	423,406	4,354,977
Accounts payable – license agreements	(75,987)	124,250	213,897
Accounts payable – related parties	23,240	63,224	119,057
Net cash used in operating activities	(1,957,604)	(853,032)	(22,292,789)
Cash flows from investing activities
Purchase of equipment	(11,235)	—	(566,619)
Proceeds from sale of equipment	—	—	17,478
Net cash used in investing activities	(11,235)	—	(549,141)
Cash flows from financing activities
Net proceeds under equity line of credit	—	—	1,262,386
(Decrease) increase in payables to related parties and stockholder	(6.945)	84,061	627,767
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	1,929,755	714,820	9,916,998
Repayment of convertible notes	—	—	(282,121)
Proceeds from sale of stock and exercise of warrants and options	15,300	—	10,802,574
Net cash provided by financing activities	1,938,110	798,881	22,844,812
Net (decrease) increase in cash	(30,729)	(54,151)	2,882
Cash, beginning of period	33,611	59,346	—
Cash, end of period	$2,882	$5,195	$2,882

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)
		Inception (February 18, 1998)
Six Months Ended June 30,		to June 30,
2010	2009	2010

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$512	$1,584	$138,584
Income taxes	$800	$—	$6,682
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	—	3,202,931
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	—	—	515,000
Issuance of common stock in settlement of payable	4,121	47,250	247,584
Cancellation of stock	—	—	8,047
Conversion of accounts payable and accrued expenses to common stock	—	—	612,521
Conversion of accounts payable and accrued expenses to convertible debentures	281,199	---	281,199
Conversion of related party debt to convertible debentures	22,500	—	67,500
Conversion of convertible debentures to common stock	3,187,581	416,129	9,556,145
Issuance of shares for settlement of loans and other payable to Morale/Matthews	—	—	2,783,711
Write off of deferred compensation	—	—	142,187
Fair value of derivative liability recorded as note discount	1,243,625	—	2,130,625
Proceeds of exercise of options applied to accounts payable	—	—	22,500
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	935,330	534,663	6,876,407

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

1.  Organization and basis of presentation

Description of business

Save the World Air, Inc. (“STWA”) designs, licenses and develops products to reduce operational costs for oil pipelines, and improve fuel economy and reduce emissions from diesel-powered internal combustion engines.  The Company is a green technology company that leverages a suite of patented, patent-pending and licensed intellectual properties related to the treatment of fuels. Technologies patented by or licensed to us utilize either magnetic or uniform electrical fields to alter physical characteristics of fuels and are designed to create cleaner combustion. Cleaner combustion has been shown to improve performance, enhance fuel economy and/or reduce harmful emissions in laboratory testing.

The Company was incorporated on February 18, 1998, as a Nevada corporation, under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999, following the acquisition of marketing and manufacturing rights of the ZEFS technologies. Our executive offices are at 735 State Street, Suite 500, Santa Barbara, California 93101.  The telephone number is (805)-845-3561. Our research and development facility is at 235 Tennant Avenue, Morgan Hill, California 95037. The telephone number is (408) 778-0101. The corporate website is www.stwa.com.  The common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board

The Company’s technology has two commercial applications; AOT™ (Applied Oil Technology) and ELEKTRA™ and legacy technologies of ZEFS and MK IV.  AOT™ and ELEKTRA™ are nearing the end of the product development cycle, which will culminate in U.S. Department of Energy testing of AOT™ to determine the value of savings the product presents at full scale on an active pipeline within the RMOTC.

The AOT™ and ELEKTRA™ are technologies, which use electric fields to alter some physical properties of petrochemical fluids to reduce viscosity of the fluids.  The Company differentiates AOT™ and ELEKTRA™ products based on their differing attributes and marketing focus.  AOT™ products are primarily designed to reduce operation costs for oil pipelines, and ELEKTRA™ products are primarily designed to improve fuel economy and reduce emissions from diesel-powered internal combustion engines.  Our AOT™ products are intended to reduce the viscosity of crude oil, thereby making it less restrictive to pipeline transport.  Our AOT™ products will be marketed primarily to pipeline operators as well as to pilot and government mandated delivery programs.  Our ELEKTRA™ products are intended to increase fuel efficiency and reduce emissions.  ELEKTRA™ will be marketed primarily to specialty consumer accessories market for many types of diesel-fueled vehicles, including but not limited to trucks, trains, maritime, military and aviation.

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

Going Concern

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of $54,560,126 from February 18, 1998 (Inception) through June 30, 2010. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $5,622,112 and a negative cash flow from operations of $1,957,604 for the six months ended June 30, 2010, and had a working capital deficiency of $5,919,656 and a stockholders' deficiency of $5,813,818 at June 30, 2010.   The Company is currently unable to meet its cash obligations and is in default of certain of its convertible note agreements and its obligations under its license agreements with Temple University (see Note 7.”Research & Development”).   As a result, the Company's independent registered public accounting firm, in their report on the Company's 2009 consolidated financial statements, raised substantial doubt about the Company's ability to continue as a going concern.

Our operations to date have been funded through issuances of our common stock and convertible notes whereby we raised an aggregate $20,719,572 from February 18, 1998 (inception) through June 30, 2010. Based on our current operating plan, we do not have sufficient cash and cash equivalents to implement our operating plan. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

2.  Summary of significant accounting policies

Development stage enterprise

The Company is a development stage enterprise.  All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

The Company’s focus is on product development and marketing of proprietary devices that are designed to reduce operation costs of petrochemical pipeline transport and fuel efficiency of diesel engines and has not yet generated meaningful revenues.  The technologies are called “AOT” and “ELEKTRA”.  The Company is currently in the mid-late stages of developing its AOT™ and ELEKTRA™ technologies for commercial applications.  Expenses have been funded though the sale of company stock, convertible notes and the exercise of warrants.  The Company has taken actions to secure the intellectual property rights to the AOT™ and ELEKTRA™ technologies and is the worldwide exclusive licensee for patent pending technologies associated with the development of ELEKTRA™.

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

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the six month periods ended June 30, 2010 and 2009, the dilutive impact of outstanding stock options of 4,976,376 and 4,551,225 respectively, and outstanding warrants of 19,932,339 and 10,396,328 have been excluded because their impact on the loss per share is anti-dilutive.

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

The Company is required to use observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2010.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-0-	$-0-	$2,808,051	2,808,051

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities.  The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities.  This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance effective January 3, 2010, and it had no impact on the consolidated financial statements of the Company

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.  Certain relationships and related transactions

Loans from related parties

As of June 30, 2010 and December 31, 2009, the Company had  loans payable to officers and an employee of the Company in the amount of $95,788 and $125,233, respectively. These loans are unsecured, are due on demand and bear interest at 6% per annum. The Company converted  $22,500 of this related party debt to a convertible debenture during the period ended June 30, 2010.

Accounts Payable to related parties

As of June 30, 2010 and December 31, 2009, the Company had accounts payable to related parties in the amount of $212,060 and $188,820, respectively. These amounts are unpaid Directors Fees and  expenses incurred by officers and directors.

4.  Convertible Debentures

Convertible debentures consist of the following:

	Maturity dates	June 30, 2010	December 31, 2009

2008 Fall Offering	October 31, 2009	—	81,419

2008 Winter Offering	December 5, 2009	6,393	12,186

2009 Winter Offering – I	April 26, 2009	—	210,773

2009 Winter Offering – II	March 12, 2010	—	95,502

2009 Spring	April 30, 2010	18,453	88,000

2009 Summer	September 28, 2012	31,604	157,765

2009 Wellfleet	September 28, 2012	26,083	75,000

2009 Fall Offering	January 15, 2012	100,631	344,500

2010 Winter Offering	March 31, 2011	—	—

2010 Spring Offering	April 30, 2011	—	—

2010 Summer Offering	July 31, 2011	54,500	—

Sub-total		237,664	1,065,145

Less, remaining debt discount		(117,489)	(579,495)

Convertible debentures, net		$120,175	485,650

2008 Fall Offering.  From September 8, 2008 to October 31, 2008, the Company conducted an offering (the “2008 Fall Offering”) of up to $500,000 aggregate face amount of its Convertible Notes.  A total of $198,220 aggregate face amount of the 2008 Fall Notes were sold for an aggregate purchase price of $180,200 net proceeds.  Therefore, while the stated interest on the 2008 Fall Notes is 0%, the implied interest rate on the 2008 Fall Notes is 10%.  The 2008 fall notes matured on the first anniversary of the date of issuance.  The 2008 Fall Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Fall Offering (the “Conversion Price”).  Up to 1,321,466 Conversion Shares are issuable at a Conversion Price of $0.15 per share.

Each of the investors in the 2008 Fall Offering received, for no additional consideration, a warrant (the “2008 Fall Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the ( 2008 Fall Notes) are convertible (the “2008 Fall Warrant Shares”). Each 2008 Fall Warrant is exercisable on a cash basis only at a price of $0.50 per share, and is exercisable for a period of two years from the date of issuance.  Up to 660,734 2008 Fall Warrant Shares are initially issuable upon exercise of the 2008 Fall Warrants.

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

 As of June 30, 2010, investors have converted $198,220 of the Convertible Notes into 1,367,773 shares of the Company’s common stock, which included 46,307 shares issued for late penalty and interest.  At June 30, 2010, there was no outstanding balance.

2008 Winter Offering.  From November 24, 2008 to December 5, 2008, the Company conducted an offering (the “2008 Winter Offering”) of up to $500,000 aggregate face amount of its Convertible Notes.  A total of $524,700 aggregate face amount of the 2008 Winter Notes were sold for an aggregate purchase price of $477,000 net proceeds.  Therefore, while the stated interest on the 2008 Winter Notes is 0%, the implied interest rate on the 2008 Winter Notes is 10%.  The 2008 Winter Notes will mature on the first anniversary of the date of issuance and a note in the amount of $5,500 is in  default at June 30, 2010.  The 2008 Winter Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Winter Offering (the “Conversion Price”).  Up to 3,086,470 Conversion Shares are issuable at a Conversion Price of $0.17 per share.

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

As of June 30, 2010, investors have converted $519,200 of the Convertible Notes into 3,054,117 shares of the Company’s common stock.  As of June 30, 2010 one note was in default and the outstanding balance was $6,393, including $883 in penalties and interest.

2009 Winter Offering I. From January 13, 2009, through January 26, 2009, Save the World Air, Inc. (the “Company”) conducted and concluded a private offering (the “Winter 2009 Offering I”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009 Notes”) with 8 accredited investors. A total of $250,000 aggregate face amount of the Winter 2009 Notes were sold for an aggregate purchase price of $250,000.  The Winter 2009 Notes bear interest at 10% per annum, payable at maturity. The Winter 2009 Notes mature three months from their date of issuance and notes in the amount of $175,000 are in default at June 30, 2010.  The Winter 2009 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 Offering (the “Conversion Price”). Up to 694,444 Conversion Shares are initially issuable at a Conversion Price of $0.36 per share.

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

As of June 30, 2010 investors have converted $200,000 of the Convertible Notes plus $39,761 of penalty and interest into 780,307 shares of the Company’s common stock,. In addition, the Company has paid $50,000 plus penalty and interest as a redemption of one of the defaulted convertible notes.  There is no outstanding balance at June 30, 2010.

2009 Winter Offering II. From February 4, 2009, through March 12, 2009, the Company conducted and concluded a private offering (the “Winter 2009 Offering II”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009  #2 Notes”) with 17 accredited investors. A total of $247,302 aggregate face amount of the Winter 2009 #2 Notes were sold for an aggregate purchase price of $224,820.  While the stated interest rate on the Winter 2009#2 Notes is 0%, the implied interest rate on the Winter 2009 #2 Notes is 10% per annum. The Winter 2009 #2 Notes mature on the first anniversary of their date of issuance and a note in the amount of $55,000 is in default at June 30, 2010. The Winter 2009 #2 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 #2 Offering (the “Conversion Price”). Up to 772,818 Conversion Shares are initially issuable at a Conversion Price of $0.32 per share.

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

As of June 30, 2010, investors have converted $247,302 of the Convertible Notes plus $6,876 in penalty and interest into 794,306 shares of the Company’s common stock. There is no outstanding balance at June 30, 2010.

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

The Company received $165,000 in net proceeds in the Spring 2009 Offering which was used for general corporate purposes and working capital. The aggregate value of the Spring 2009 Offering Warrants issued in connection with the April 30, 2009 closing were valued at $39,994 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 0.94%; dividend yield of 0%; volatility factors of the expected market price of common stock of 156.39%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $96,827.  The value of the Spring 2009 Offering Warrants, the beneficial conversion feature, and the transaction fees of $16,500 are considered as debt discount and were amortized over the life of the Note.

As of June 30, 2010, investors have converted $165,000 of the Convertible Notes plus penalty and interest of $6,064 into 633,567 shares of the Company’s common stock.  As of June 30, 2010 there were three notes in default and the outstanding balance was $18,453 which includes $1,953 of penalty and interest.

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

The Company determined that the fair value of the warrant liability at issuance on September 28, 2009 to be $668,525 based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $668,525 exceeded the note value of $467,500, the excess of the liability over the note amount of $201,025 was considered as a cost of the private placement and recorded as such in 2009.  The fair value of the warrant liability as of June 30, 2010 was $612,426 (see Note 8).

As of June 30, 2010, investors have converted $437,500 of the Convertible Notes into 1,765,132 shares of the Company’s common stock.  The outstanding Convertible Note balance at June 30, 2010 is $31,604 including accrued interest of $1,604.

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

The Company determined that the fair value of the warrant liability at issuance on November 20, 2009 to be $75,000 based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount.  The fair value of the warrant liability as of June 30, 2010 was $99,300 (see Note 8).

As of June 30, 2010 investors have converted $50,000 of the Convertible Notes plus $1,750 of accrued interest into 207,000 shares of the Company’s common stock.  The outstanding balance at June 30, 2010 was $26,083 which includes $1,083 of accrued interest.

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

The Company determined that the fair value of the warrant liability at issuances to be $3,027,815 based upon a weighted average Black-Scholes-Merton calculation (See Note 8), of which, $654,978 was recorded on December 31, 2009 and $2,372,837 was recorded on January 15, 2010.  The Company recorded the full value of the derivative of $2,372,837 as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $2,372,837 exceeded the note value of $1,243,625, the excess of the liability over the note amount of $1,129,212 was considered to be cost of the private placement and was recorded during the period.  The fair value of the warrant liability as of June 30, 2010 was $2,096,325 (see Note 8).

As of June 30, 2010, investors have converted $1,490,625 of the Convertible Notes plus interest of $6,497 into 5,988,483 shares of the Company’s common stock.  The outstanding balance at June 30, 2010 is $100,631 which includes $3,131 in accrued interest.

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

The Company received $805,330 in net proceeds in the Winter 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Winter 2010 Offering Warrants issued in connection with the June 30, 2010 closing were valued at $476,268 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 1.02; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $329,062.  As of June 30, 2010, the aggregate value of the Winter 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $80,533 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of June 30, 2010, investors have converted $885,863 of the Convertible Notes into 2,214,657 shares of the Company’s common stock.  There was no outstanding balance at June 30, 2010.

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

The Company received $130,000 in net proceeds in the Spring 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Spring 2010 Offering Warrants issued in connection with the June 30, 2010 closing were valued at $62,730 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .41; dividend yield of 0%; volatility factors of the expected market price of common stock of 110%; and an expected life of one years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $67,270.  As of June 30, 2010, the aggregate value of the Spring 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $13,000 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of June 30, 2010, investors have converted $143.000 of the Convertible Notes into 357,000 shares of the Company’s common stock.  There was no outstanding balance at June 30, 2010

2010 Summer Offering. From June 14, 2010, through July 31, 2010, the Company conducted and concluded a private offering (the “Summer 2010 Offering”) consisting of up to $500,000 aggregate face amount of out convertible notes (the “ Summer 1010 Notes). A total of $392,150 Summer 2010 Notes were sold to twenty six accredited investors for an aggregate purchase price of $356,500.  While the stated interest rate on the Summer 2010 Notes is 0%, the actual interest rate on the Summer 2010 Notes is 10% per annum. The Summer 2010 Notes mature on the first anniversary of of the closing of this offering and will be convertible, at the option of the noteholder, into up to 1,558,600 shares of our common stock at a conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Summer 2010 Offering will receive, for no additional consideration, a warrant (the “Summer 2010 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Summer 2010 Notes are convertible (the “Warrant Shares”).  Each Summer 2010 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable  for a period of twenty four months.  Up to 1,568,600 Warrant Shares are initially issuable on exercise of the Summer 2010 Warrants.

As of June 30, 2010, the Company had received $54,500 and will at closing, issue Convertible Promissory Notes in the amount of $59,950.  These notes are convertible into 238,800 shares of the Company’s common stock.  In addition, 238,800 Stock Purchase Warrants will be issued at closing and will be exercisable at $0.30 per share for a period of two years.  At time of issuance of Convertible Notes and Warrants, the Company will calculate the value of the beneficial conversion features of the notes and warrants using the Black-Scholes-Merton calculation.

5. Capital stock

During the six months ended June 30, 2010, the Company issued 10,935,625 shares of common stock in exchange for conversion of $3,187,581 of Convertible Notes.

During the six months ended June 30, 2010, the Company issued 224,751 shares of common stock valued at $119,118 to induce conversion of Convertible Notes.

During the six months ended June 30, 2010, the Company issued 1,500,000 shares of common stock in exchange for consulting services in the amount of $685,000.  The Company also granted, but did not issue, 60,999 shares of our common stock, valued at $28,637 for consulting services. The shares issued were valued at the trading price at the date of the agreement.

During the six months ended June 30, 2010, the Company issued 170,000 shares as employee compensation valued at $91,700.  The shares issued were valued at the trading price at the date of the agreement.

During the six months ended June 30, 2010, the Company issued 12,121 shares of common stock in settlement of accounts payable of $4,121.  The shares issued were valued at the trading price at the date of the agreement.

During the six months ended June 30, 2010, the Company issued 56,667 shares of common stock upon exercise of options @ $0.27 per share and valued at $15,300.

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

Options

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At June 30, 2010, 2,273,624 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company of which 250,000 are still outstanding.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at June 30, 2010 was 7.6 years. Stock option activity for the period January 1, 2010 to June 30, 2010, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price

Options outstanding, January 1, 2010	4,851,225	0.52
Options granted	181,818	0.55
Options exercised	(56,667)	0.27
Options forfeited	—	—
Options cancelled	—	—
Options outstanding, June 30, 2010	4,976,376	$0.53

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of June 30, 2010 were as follows:

	Outstanding Options				Exercisable Options
			Weighted		Weighted
Option		Life	Average Exercise		Average Exercise
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Price
$ 0.21 - $ 0.99	4,588,830	7.1	$0.45	4,073,679	$0.46
$ 1.00 - $ 1.99	327,546	4.9	$1.25	327,546	$1.25
$ 2.00 - $ 2.26	60,000	1.1	$2.26	60,000	$2.26
	4,976,376	6.9	$0.53	4,461,225	$0.54

As of June 30, 2010 the market price of the Company’s stock was $0.40 per share.  During the six months ended June 30, 2010, the Company amortized $84,283 of compensation cost based on the vesting of the options.  Future unamortized compensation expense on the outstanding options at June 30, 2010 is $62,508.  At June 30, 2010, the aggregate intrinsic value of the options outstanding and exercisable was $303,300.

Black-Scholes-Merton value of options

During the six months ended June 30, 2010 and 2009, the Company valued options for pro-forma purposes at the grant date using the Black-Scholes-Merton pricing model with the following average assumptions:

	June 30,
	2010	2009

Expected life (years)	5.5	7.7
Risk free interest rate	3.63%	1.00%
Volatility	129.95%	155.00%
Expected dividend yield	0.00%	0.00%

The weighted average fair value for options granted in 2009 was $0.30.  The weighted average for options granted during the six months ended June 30, 2010 was $0.55.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants from January 1, 2010 to June 30, 2010:

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2010	13,346,764	0.52
Warrants granted	8,030,118	.34
Warrants exercised	—	—
Warrants cancelled	(1,444,544)	0.80
Warrants outstanding, June 30, 2010	19,932,339	$0.43

	Outstanding Warrants			Exercisable Warrants
Warrant			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$ 0.30 - $ 0.99	18,644,215	1.8	$0.38	18,644,215	$0.38
$ 1.00 - $ 1.99	1,200,822	2.5	$1.00	1,200,822	$1.00
$ 2.00 - $ 2.70	87,302.9		$2.70	87,302	$2.70
	19,932,339	1.8	$0.43	19,932,339	$0.43

As of June 30, 2010 the market value of the Company's stock was $0.40 per share, and the aggregate intrinsic value of the warrants outstanding was $1,027,320.

7.  Research and development

The Company has research and development facilities in Morgan Hill, California. The Company has tested products incorporating our ZEFS, MK IV and ELEKTRA technologies for multiple makes and models diesel engines, motorbikes, boats, generators, lawnmowers and other small engines.  The Company has purchased test vehicles, test engines and testing equipment. The Company incurred $204,095 and $262,060 for the six months ended June 30, 2010 and 2009, respectively, on its research and development activities.

Temple University License Agreements

The Company has also entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.  Pursuant to the R&D Agreement, the Company will make payments to Temple University in the aggregate amount of $500,000. At June 30, 2010 the Company has completed payment in full of $500,000 under the R&D Agreement.

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

As of June 30, 2010, the Company is in default on the three license agreements in the total amount of $930,397 which includes $206,397 of penalty interest and the Company has accrued this in the accompanying financial statements.  At June 30, 2010 and December 31, 2009, the Company owed to Temple University a total of $930,397 and $1,006,384, respectively for the License Agreements, Maintenance Fees, and penalties. (See “Note 10. Subsequent Events”)

8. Derivative liability

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The strike price of the warrants issued by the Company in connection with certain convertible note offerings made during 2009 and 2010 in the aggregate of 8,522,500 warrants, exercisable at $.30 per share, contain exercise prices that may fluctuate based on the occurrence of future offerings or events.  As a result, theses warrants are not considered indexed to the Company’s own stock.  The Company characterized the fair value of these warrants as derivative liabilities upon issuance.  The FASB’s guidance requires the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a probability weighted average series of Black-Scholes-Merton models as a valuation technique with the following assumptions:

		Fair Value of Warrants
	No. of Warrants	December 31, 2009	2010 Issuance	June 30, 2010
Risk-free interest rate		1.18%	1.44%	1.00%
Expected volatility		142% - 147%	137%	134%-136%
Expected life (in years)		2.75 – 3	3	2.25 – 2.55
Expected dividend yield		0%	0%	0%
Fair Value:
2009 Summer Warrants	1,870,000	$906,015	-	$612,426
2009 Wellfleet Warrants	300,000	145,350	-	99,300
2009 Fall Warrants	6,352,500	654,978	$2,372,837	2,096,325
Total Fair Value	8,522,500	$1,706,343	$2,372,837	$2,808,051

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

The Company measured the fair value of the warrants issued during the six months as of the date of issuance as $2,372,837.  As of June 30, 2010, the Company re-measured the derivative liabilities and determined that the fair value to be $2,808,051.  The Company recorded the change in fair value of the derivative liabilities of $1,271,129 for the six months ending June 30, 2010.

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

On or about October 5, 2005, Bruce H. McKinnon (“McKinnon”),  then president of the Company, and the Company entered into an Amended and Restated Employment Agreement, which provided for, among other things, a term expiring on December 31, 2007.  On or about June 15, 2007, McKinnon and the Company entered into a Separation Agreement and General Mutual Release of Claims (the “Separation Agreement”).  On or about August 31, 2007, McKinnon demanded payment of $238,696.15 pursuant to the terms of the Separation Agreement.  Payment was not made by the Company, and McKinnon thus commenced an arbitration proceeding against the Company seeking payment of $238,696.15, plus payment for unpaid vacation pay, reimbursement of expenses, reimbursement of health insurance premiums, interest, attorneys’ fees, labor code penalties and arbitration fees.  The total amount demanded by McKinnon was $344,642.00, which was awarded to McKinnon on May 21, 2009, following completion of an arbitration hearing on March 12, 2009 (the “Arbitration Award”) and has been reflected as an accrued liability in the accompanying June 30, 2010 and December 31, 2009 balance sheets.

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

On April 7, 2010, McKinnon and the Company entered into an Agreement Re: Collection on Judgment (the “Settlement Agreement).  (See “Item 5"). Other Information”). wherein McKinnon, among other things, agreed to cease further collection efforts on the Judgment, and the Company, among other things, agreed to satisfy the Judgment for, and McKinnon agreed to accept as full and final satisfaction of the Judgment, subject to certain payment waivers described below, a total amount of $360,000, plus interest of ten percent (10%) per annum from March 15, 2010, on the unpaid balance until paid (the “Settlement Amount”), payable as follows:  $30,000 on April 7, 2010; $85,000 on or before April 15, 2010; and, $15,000 per month commencing on June 1, 2010, until paid.

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

 10.  Subsequent events

Temple University

At June 30, 2010, we owed to Temple University a total of $930,397 for the License Agreement, Maintenance Fees, R&D Agreement and penalties and we were in default in those payments.  The Company’s failure to cure the default could result in the termination of the License and R&D Agreements.  If the termination occurs, this would have a material adverse impact on the Company’s financial condition.  As of Aug 16, 2010, STWA has begun satisfying its outstanding obligations to Temple University and is renegotiating new license agreements.

Stock Issuance

From July 1, 2010 through August 10, 2010, we issued 319,332 additional shares of our common stock.

We issued  148,122 shares of common stock in exchange for the conversion of $37,484 Convertible Notes including   penalty and  interest of $1,984.

 We issued 111,111 shares of common stock in exchange for $30,000 exercise of options.

2010 Summer Offering. From June 14, 2010, through July 31, 2010, the Company conducted and concluded a private offering (the “Summer 2010 Offering”) consisting of up to $500,000 aggregate face amount of out convertible notes (the “ Summer 1010 Notes). A total of $392,150 Summer 2010 Notes were sold to twenty six accredited investors for an aggregate purchase price of $356,500.  While the stated interest rate on the Summer 2010 Notes is 0%, the actual interest rate on the Summer 2010 Notes is 10% per annum. The Summer 2010 Notes mature on the first anniversary of of thea closing of this offering and will be convertible, at the option of the noteholder, into up to 1,558,600 shares of our common stock at a conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Summer 2010 Offering will receive, for no additional consideration, a warrant (the “Summer 2010 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Summer 2010 Notes are convertible (the “Warrant Shares”).  Each Summer 2010 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable  for a period of twenty four months.  Up to 1,568,600 Warrant Shares are initially issuable on exercise of the Summer 2010 Warrants.

As of June 30, 2010, the Company had received $54,500 and will at closing, issue Convertible Promissory Notes in the amount of $59,950.  These notes are convertible into 238,800 shares of the Company’s common stock.  In addition, 238,800 Stock Purchase Warrants will be issued at closing and will be exercisable at $0.30 per share for a period of two years. At time of issuance of Convertible Notes and Warrants, the Company will calculate the value of the beneficial conversion features of the notes and warrants using the Black-Scholes-Merton calculation.

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

We are a green technology company that leverages a suite of patented, patent-pending and licensed intellectual properties related to the treatment of fuels. Technologies patented by, or licensed to, us utilize either magnetic or uniform electrical fields to alter physical characteristics of fuels and are designed to create a cleaner combustion. Cleaner combustion has been shown to improve performance, enhance fuel economy and/or reduce harmful emissions in laboratory testing.  See “Recent Developments” and “Sales and Marketing” below.

STWA’s technology suite is based on the reduction of viscosity of petrochemical fluids.  Particulate Matter Aggregation (PMA) is the scientific cornerstone of our technology, and is the basis for the Company’s AOT™ and ELEKTRA™ product suites.  We differentiate AOT™ and ELEKTRA™ products based on their differing attributes and marketing focus.  AOT™ products are primarily designed to reduce operation costs for oil pipelines, and ELEKTRA™ products are primarily designed to improve fuel economy and reduce emissions from diesel-powered internal combustion engines.  Our AOT™ products are intended to reduce the viscosity of crude oil, thereby making it less restrictive to pipeline transport.  Our AOT™ products will be marketed primarily to pipeline operators as well as to pilot and government mandated delivery programs.  Our ELEKTRA™ products are intended to increase fuel efficiency and reduce emissions.  ELEKTRA™ will be marketed primarily to specialty consumer accessories market for many types of diesel-fueled vehicles, including but not limited to trucks, trains, maritime, military and aviation.

The Company has also entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.  Pursuant to the R&D Agreement, the Company has make payments to Temple University in the aggregate amount of $500,000.  At June 30, 2010 the Company has completed payment in full of $500,000 under the R&D Agreement.

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

As of June 30, 2010, the Company is in default on the three license agreements in the total amount of $930,397 which includes $206,397 of penalty interest and the Company has accrued this in the accompanying financial statements.  At June 30, 2010 and December 31, 2009, the Company owed to Temple University a total of $930,397 and $1,006,384, respectively for the License Agreements, Maintenance Fees, and penalties.

We operate in a highly competitive industry.  Many of our activities may be subject to governmental regulation.  We have taken aggressive steps to protect our intellectual property.

There are significant risks associated with our business, our company and our stock.

We are a development stage company that generated its first initial revenues in the fourth quarter of 2006. Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2009 and the first six months of 2010 and will need to raise substantial additional capital in the balance of 2010, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

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

Results of Operations

We did not generate any revenue for the six-month period ended June 30, 2010 and 2009.

Operating expenses were $1,058,433 for the three-month period ended June 30, 2010, compared to $594,604for the three-month period ended June 30, 2009, an increase $463,829. This increase is attributable to increases in non-cash expenses of $462,777 and cash expenses of $1,052. Specifically, the increase in non-cash expense is attributable to increases in stocks and warrants given to consultants of $438,544, valuation of options given to officers as compensation of $23,921 and depreciation of $312. Specifically, the increase in cash expense is attributable to increases in salaries and benefits of $28,491, consulting and professional fees of $10,991, travel expenses of $7,676, offset by decreases in office expenses of $31,799 and corporate expenses of $14,307.

Operating expenses were $2,621,969 for the six-month period ended June 30, 2010, compared to $1,434,622 for the six-month period ended June 30, 2009, an increase $1,187,347. This increase is attributable to increases in non-cash expenses of $925,839 and cash expenses of $261,508. Specifically, the increase in non-cash expense is attributable to increases in stocks and warrants given to consultants of $795,091, stocks given to employees of $90,452, valuation of options given to officers as compensation of $39,785 and depreciation of $511. Specifically, the increase in cash expense is attributable to increases in consulting and professional fees $187,478, salaries and benefits of $54,570, office expenses of $42,668, travel expenses $18,056, offset by a decrease in corporate expenses of $41,264.

Research and development expenses were $29,802 for the three-month period ended June 30, 2010, compared to $15,220 for the three-month period ended June 30, 2009, an increase of $14,582. This increase is mainly attributable to increases in contract fees of $14,260 and product testing, research and supplies of $322.

Research and development expenses were $204,095 for the six-month period ended June 30, 2010, compared to $262,060 for the six-month period ended June 30, 2009, a decrease of $57,965. This decrease is mainly attributable to decreases in contract fees of $23,987 and product testing, research and supplies of $33,978.

Other income and expense  were $975,410 income for the three-month period ended June 30, 2010, compared to $369,720 expense for the three-month period ended June 30, 2009, an increase in income of $1,345,130. This increase is attributable to an increase in change in fair value of derivative liabilities of $2,509,892 offset by an increase in interest expense of $996,422 and cost to induce conversion of notes of $168,340..

Other expense were $2,795,248 for the six-month period ended June 30, 2010, compared to $834,280 for the six-month period ended June 30, 2009, an increase of $1,960,968. This increase is attributable to an increase in interest expense of $1,939,741,cost of private placement of $1,129,212 and cost to induce conversion of notes of $168,340, offset by an increase in income resulting from a decrease in  fair value of derivative liabilities of $1,271,129 and an increase in other income of $5,196.

We had a net loss of $112,825, or $0.00 per share, for the three-month period ended June 30, 2010, compared to a net loss of $979,544, or $0.02 per share, for the three-month period ended June 30, 2009. We had a net loss of $5,622,112, or $0.07 per share, for the six-month period ended June 30, 2010, compared to a net loss of $2,531,762 or $0.04 per share, for the six-month period ended June 30, 2009. We expect to incur additional net loss in the fiscal year ending December 31, 2010 primarily attributable to continued operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of $54,560,126 from February 18, 1998 (Inception) through June 30, 2010. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $5,622,112 and a negative cash flow from operations of $1,957,604 for the six months ended June 30, 2010, and had a working capital deficiency of $5,919,656 and a stockholders' deficiency of $5,813,818 at June 30, 2010.   The Company is currently unable to meet its cash obligations and is in default of certain of its convertible note agreements and its obligations under its license agreements with Temple University. As a result, the Company's independent registered public accounting firm, in their report on the Company's 2009 consolidated financial statements, raised substantial doubt about the Company's ability to continue as a going concern.

Our operations to date have been funded through issuances of our common stock and convertible notes whereby we raised an aggregate $20,719,572 from February 18, 1998 (inception) through June 30, 2010. Based on our current operating plan, we believe that we do not have sufficient cash and cash equivalents to implement our operating plan. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

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

As of June 30, 2010 investors have converted $200,000 of the Convertible Notes plus $39,761 of penalty and interest into 780,307 shares of the Company’s common stock,. In addition, the Company has paid $50,000 plus penalty and interest as redemption of one of the defaulted convertible notes.  There is no outstanding balance at June 30, 2010.

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

As of June 30, 2010, investors have converted $247,302 of the Convertible Notes plus $6,876 in penalty and interest into 794,306 shares of the Company’s common stock. There is no outstanding balance at June 30, 2010.

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

We received $165,000 in net proceeds in the Spring 2009 Offering which will be used for general corporate purposes and working capital. The aggregate value of the Spring 2009 Offering Warrants issued in connection with the April 30, 2009 closing were valued at $39,994 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 0.94%; dividend yield of 0%; volatility factors of the expected market price of common stock of 156.39%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $96,827.  The value of the Spring 2009 Offering Warrants, the beneficial conversion feature, and the transaction fees of $16,500 are considered as debt discount being amortized over the life of the Note.

As of June 30, 2010, investors have converted $165,000 of the Convertible Notes plus penalty and interest of $6,064 into 633,567 shares of the Company’s common stock.  As of June 30, 2010 there were three notes in default and the outstanding balance was $18,453 which includes $1,953 of penalty and interest.

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

The Company determined that the fair value of the warrant liability at issuance on September 28, 2009 to be $668,525 based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $668,525 exceeded the note value of $467,500, the excess of the liability over the note amount of $201,025 was considered as a cost of the private placement and recorded as such in 2009.  The fair value of the warrant liability as of June 30, 2010 was $612,426 (see Note 8).

As of June 30, 2010, investors have converted $437,500 of the Convertible Notes into 1,765,132 shares of the Company’s common stock.  The outstanding Convertible Note balance at June 30, 2010 is $31,062 including accrued interest of $1,062.

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

The Company determined that the fair value of the warrant liability at issuance on November 20, 2009 to be $75,000 based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount.  The fair value of the warrant liability as of June 30, 2010 was $99,300 (see Note 8).

As of June 30, 2010 investors have converted $50,000 of the Convertible Notes plus $1,750 of accrued interest into 207,000 shares of the Company’s common stock. The outstanding balance of the Convertible Notes at June 30, 2010 was $26,083 which includes $1,083 of accrued interest.

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

The Company determined that the fair value of the warrant liability at issuances to be $3,027,815 based upon a weighted average Black-Scholes-Merton calculation (See Note 8), of which, $654,978 was recorded on December 31, 2009 and $2,372,837 was recorded on January 15, 2010.  The Company recorded the full value of the derivative of $2,372,837 as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $2,372,837 exceeded the note value of $1,243,625, the excess of the liability over the note amount of $1,129,212 was considered to be cost of the private placement and was recorded during the period.  The fair value of the warrant liability as of June 30, 2010 was $2,096,325 (see Note 8).

As of June 30, 2010, investors have converted $1,490,625 of the Convertible Notes plus interest of $6,497 into 5,988,483 shares of the Company’s common stock.  The outstanding balance at June 30, 2010 is $100,631 which includes $3,131 in interest.

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

The Company received $805,330 in net proceeds in the Winter 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Winter 2010 Offering Warrants issued in connection with the June 30, 2010 closing were valued at $476,268 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 1.02; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $329,062.  The aggregate value of the Winter 2010 Offering Warrants and the beneficial conversion feature of $805,330 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of June 30, 2010, investors have converted $885,863 of the Convertible Notes into 2,214,657 shares of the Company’s common stock.  There was no outstanding balance at June 30, 2010.

2010 Spring Offering. From April 15, 2010, through April 30, 2010, the Company conducted a private offering (the “Spring 2010 Offering”) consisting of an aggregate of $143,000 face amount of its Convertible Promissory Notes (the “Spring 2010  Notes”) have been sold for an aggregate purchase price of $130,000.  While the stated interest rate on the Spring 2010 Notes is 0%, the actual interest rate on the Spring 2010 Notes is 10% per annum. The Spring 2010 Notes mature on the first anniversary of their date of issuance. The Spring 2010 Notes are convertible, at the option of the noteholder, into 357,500 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.40 per share (the “Conversion Price”).

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

The Company received $130,000 in net proceeds in the Spring 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Spring 2010 Offering Warrants issued in connection with the June 30, 2010 closing were valued at $62,730 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .41; dividend yield of 0%; volatility factors of the expected market price of common stock of 110%; and an expected life of one years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $67,270.  The aggregate value of the Spring 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $13,000 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of June 30, 2010, investors have converted $143.000 of the Convertible Notes into 357,000 shares of the Company’s common stock.  There was no outstanding balance at June 30, 2010

2010 Summer Offering. From June 14, 2010, through July 31, 2010, the Company conducted and concluded a private offering (the “Summer 2010 Offering”) consisting of up to $500,000 aggregate face amount of out convertible notes (the “ Summer 1010 Notes). A total of $392,150 Summer 2010 Notes were sold to twenty six accredited investors for an aggregate purchase price of $356,500.  While the stated interest rate on the Summer 2010 Notes is 0%, the actual interest rate on the Summer 2010 Notes is 10% per annum. The Summer 2010 Notes mature on the first anniversary of of thea closing of this offering and will be convertible, at the option of the noteholder, into up to 1,558,600 shares of our common stock at a conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Summer 2010 Offering will receive, for no additional consideration, a warrant (the “Summer 2010 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Summer 2010 Notes are convertible (the “Warrant Shares”).  Each Summer 2010 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable  for a period of twenty four months.  Up to 1,568,600 Warrant Shares are initially issuable on exercise of the Summer 2010 Warrants.

           As of June 30, 2010, the Company had received $54,500 and will at closing, issue Convertible Promissory Notes in the amount of $59,950.  These notes are convertible into 238,800 shares of the Company’s common stock.  In addition, 238,800 Stock Purchase Warrants will be issued at closing and will be exercisable at $0.30 per share for a period of two years.  At time of issuance of Convertible Notes and Warrants, the Company will calculate the value of the beneficial conversion features of the notes and warrants using the Black-Scholes-Merton calculation.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities.  The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities.  This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance effective January 3, 2010, and it had no impact on the consolidated financial statements of the Company

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  were ineffective as of June 30, 2010, due to the material weaknesses in our internal control over financial reporting described below.

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

In light of the material weaknesses in internal control over financial reporting described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles.  Despite material weaknesses in our internal control over financial reporting, we believe that the financial statements included in our Form 10-Q for the period ended June 30, 2010 fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

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

Our Chief Executive Officer, Interim Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weaknesses described above, management concluded that, as of June 30, 2010, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

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

In addition, our management with the participation of our Chief Executive Officer and Interim Chief Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 7, 2010, McKinnon and the Company entered into an Agreement Re: Collection on Judgment (the “Settlement Agreement”)  (See “Item 5. Other Information”). wherein McKinnon, among other things, agreed to cease further collection efforts on the Judgment, and the Company, among other things, agreed to satisfy the Judgment for, and McKinnon agreed to accept as full and final satisfaction of the Judgment, subject to certain payment waivers described below, a total amount of $360,000, plus interest of ten percent (10%) per annum from March 15, 2010, on the unpaid balance until paid (the “Settlement Amount”), payable as follows:  $30,000 on April 7, 2010; $85,000 on or before April 15, 2010; and, $15,000 per month commencing on June 1, 2010, until paid.

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

2010 Winter Offering. From February 15, 2010 through June 30, 2010, we conducted a private offering (the “2010 Winter Offering”) and issued Convertible Notes in the aggregate face amount of $885,863.  These Notes were sold for an aggregate purchase price of $805,330 net proceeds.  The Notes are convertible into 2,214,657 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 2,214,657 shares of our common stock.  (See “Details of Recent Financing Transactions”).

2010 Spring Offering. From April 15, 2010 through April 30, 2010, we conducted a private offering (the “2010 Spring Offering”) and issued Convertible Notes in the aggregate face amount of $143,000.  These Notes were sold for an aggregate purchase price of $130,000 net proceeds.  The Notes are convertible into 357,000 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 357,000 shares of our common stock.  (See “Details of Recent Financing Transactions”).

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.

Other Issuances.

During the six months ended June 30, 2010, we issued 10,935,625 shares of common stock in exchange for conversion of $3,187,581 of Convertible Notes.

During the six months ended June 30, 2010, we issued 224,751 shares of common stock valued at $119,118 to induce conversion of Convertible Notes.

During the six months ended June 30, 2010, we issued 1,500,000 shares of common stock in exchange for consulting services in the amount of $685,000.   We also granted, but did not issue, 60,999 shares of our common stock, valued at $28,637. The shares issued were valued at the trading price at the date of the agreement.

During the six months ended June 30, 2010, we issued 170,000 shares as employee compensation valued at $91,700.  The shares issued were valued at the trading price at the date of the agreement.

During the six months ended June 30, 2010, we issued 12,121 shares of common stock in settlement of accounts payable of $4,121.  The shares issued were valued at the trading price at the date of the agreement.

During the six months ended June 30, 2010, we issued 56,667 shares of common stock upon exercise of options @ $0.27 per share and valued at $15,300.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

 Item 5. Other Information

We have evaluated subsequent events occurring between July 1, 2010 and August 10, 2010.

Temple University

At June 30, 2010, we owed to Temple University a total of $928,387 for the License Agreement, Maintenance Fees, R&D Agreement and penalties and we were in default in those payments.  The Company’s failure to cure the default could result in the termination of the License and R&D Agreements.  If the termination occurs, this would have a material adverse impact on the Company’s financial condition.   As of Aug 16, 2010, STWA has begun satisfying its outstanding obligations to Temple University and is renegotiating new license agreements.

Stock Issuance

From July 1, 2010 through August 10, 2010, we issued 319,332 additional shares of our common stock.

We issued 148,122 shares of common stock in exchange for the conversion of $37,484 Convertible Notes including penalty and interest of $1,984.

We issued 111,111 shares of common stock in exchange for $30,000 exercise of options.

2010 Summer Offering. From June 14, 2010, through July 31, 2010, the Company conducted and concluded a private offering (the “Summer 2010 Offering”) consisting of up to $500,000 aggregate face amount of out convertible notes (the “ Summer 1010 Notes). A total of $392,150 Summer 2010 Notes were sold to twenty six accredited investors for an aggregate purchase price of $356,500.  While the stated interest rate on the Summer 2010 Notes is 0%, the actual interest rate on the Summer 2010 Notes is 10% per annum. The Summer 2010 Notes mature on the first anniversary of of thea closing of this offering and will be convertible, at the option of the noteholder, into up to 1,558,600 shares of our common stock at a conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Summer 2010 Offering will receive, for no additional consideration, a warrant (the “Summer 2010 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Summer 2010 Notes are convertible (the “Warrant Shares”).  Each Summer 2010 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable  for a period of twenty four months.  Up to 1,568,600 Warrant Shares are initially issuable on exercise of the Summer 2010 Warrants.

As of June 30, 2010, the Company had received $54,500 and will at closing, issue Convertible Promissory Notes in the amount of $59,950.  These notes are convertible into 238,800 shares of the Company’s common stock.  In addition, 238,800 Stock Purchase Warrants will be issued at closing and will be exercisable at $0.30 per share for a period of two years.  At time of issuance of Convertible Notes and Warrants, the Company will calculate the value of the beneficial conversion features of the notes and warrants using the Black-Scholes-Merton calculation.

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

SAVE THE WORLD AIR, INC.

Date: August 16, 2010	By:	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Interim Chief Financial Officer

EXHIBIT INDEX
Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Interim Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Interim Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350