Form 10-Q
period 2010-09-30
SAVE THE WORLD AIR INC
filed 2010-11-15
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

The number of shares of the Registrant’s Common Stock outstanding as of November 10, 2010 was 86,982,588

SAVE THE WORLD AIR, INC.
FORM 10-Q

PART I

Item 1. Financial Statements
SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS

Cash	$24,536	$33,611
Other current assets	33,307	16,453
Total current assets	57,843	50,064
Property and Equipment, net of accumulated depreciation of $170,068 and $144,224 at September 30, 2010 and December 31, 2009, respectively	86,261	100,870
Other assets	11,020	11,020
Total assets	$155,124	$161,954

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable-related parties	$226,297	$188,820
Accounts payable-License Agreements	859,661	1,006,384
Accounts payable-other	689,770	512,161
Accrued expenses	856,581	1,305,605
Accrued professional fees	433,139	442,710
Loans payable-related parties and shareholders	90,868	125,233
Convertible debentures, net-of- discount	57,509	485,650
Fair value of derivative liabilities	2,778,335	1,706,343
Total current liabilities	5,992,160	5,772,906

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001par value: 200,000,000 shares authorized, 86,070,644 and 71,289,396, shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	86,071	71,289
Common stock to be issued (110,000 shares at September 30, 2010)	27,500	—
Additional paid-in capital	49,570,855	43,255,773
Deficit accumulated during the development stage	(55,521,462)	(48,938,014)
Total stockholders’ deficiency	(5,837,036)	(5,610,952)
Total liabilities and stockholders’ deficiency	$155,124	$161,954

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,		Inception (February 18, 1998) to
	2010	2009	2010	2009	September 30, 2010

Net sales	$—	$—	$—	$—	$69,000
Cost of goods sold	—	—	—	—	24,120
Gross profit	—	—	—	—	44,880
Operating expenses	389,519	488,281	3,011,488	1,922,903	35,975,811
Research and development expenses	140,486	12,517	344,581	274,577	6,231,313
Non-cash patent settlement costs	—	—	—	—	1,610,066
Loss before other income (expense)	(530,005)	(500,798)	(3,356,069)	(2,197,480)	(43,772,310)
Other income (expense)
Other income	—	—	5,196	—	4,056
Interest income	—	—	—	—	16,342
Interest and financing expense	(461,047)	(250,616)	(3,235,068)	(1,084,896)	(10,792,874)
Change in fair value of derivative liabilities	29,716	—	1,300,845	—	993,005
Costs of private placement	—	—	(1,129,212)	—	(1,640,715)
Costs to induce conversion of notes	—	—	(168,340)	—	(469,043)
Loss on disposition of equipment	—	—	—	—	(14,426)
Settlement of Debt Due Morale/Matthews	—	—	—	—	(927,903)
Settlement of litigation and debt	—	—	—	—	1,089,088
Loss before provision for income taxes	(961,336)	(751,414)	(6,582,648)	(3,282,376)	(55,514,780)
Provision for income taxes	—	—	800	800	6,682
Net loss	$(961,336)	$(751,414)	$(6,583,448)	$(3,283,176)	$(55,521,462)
Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.08)	$(0.05)
Weighted average common shares outstanding, basic and diluted	85,033,769	65,653,349	80,211,124	64,891,529

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
NINE MONTHS ENDED SEPTEMBER 30, 2010

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2009		71,289,396	71,289	—	43,255,773	(48,938,014)	(5,610,952)
Common stock issued for convertible debt	$.15-$.40	12,646,499	12,647	27,500	3,603,106	—	3,643,253
Common stock issued to induce conversion of convertible debt	$.53	224,751	225	—	118,893	—	119,118
Fair value of warrants issued to induce conversion of convertible debt	—	—-	—	—	49,222	—	49,222
Common stock issued for services	$.43-$.48	1,560,099	1,560	—	712,077	—	713,637
Common stock issued as compensation	$.52-$.55	170,000	170	—	91,530	—	91,700
Common stock issued for settlement of accounts payable	$.34	12,121	12	—	4,109	—	4,121
Common stock issued upon exercise of options	$.27	167,778	168	—	45,132	—	45,300
Fair value of warrants issued for services	—	—	—	—	126,000	—	126,000
Fair value of options issued as compensation	—	—	—	—	114,563	—	114,563
Fair value of warrants issued and intrinsic value of beneficial conversion with convertible notes	—	—	—	—	1,450,450	—	1,450,450
Net loss for the nine months ended September 30, 2010	—	—	—	—	—	(6,583,448)	(6,583,448)
Balance, September 30, 2010		86,070,644	$86,071	$27,500	$49,570,855	$(55,521,462)	$(5,837,036)

See notes to condensed consolidated financial statements

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Inception (February 18, 1998)
	Nine Months Ended September 30,		to September 30,
	2010	2009	2010
Cash flows from operating activities
Net Loss	$(6,583,448)	$(3,283,176)	$(55,521,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	—	—	(1,017,208)
Settlement of debt due Morale/Matthews	—	—	927,903
Stock based compensation expense	206,263	67,801	3,910,986
Issuance of common stock for services	713,637	137,500	6,501,288
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Issuance of warrants for financing fees	—	1,248	153,501
Issuance of warrants for consulting fees	126,000	—	126,000
Increase in convertible notes related to default	35,313	58,100	294,654
Interest on related party loans	—	—	22,305
Patent acquisition cost	—	—	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	3,179,799	994,476	10,272,853
Fair value of common stock and warrants issued to induce conversion of notes	168,340	—	469,043
Costs of private placement convertible notes	1,129,212	—	1,640,715
Change in fair value of derivative liability	(1,300,845)	—	(993,005)
Amortization of deferred compensation	—	—	3,060,744
Loss on disposition of assets	—	—	14,426
Depreciation and amortization of leasehold improvements	25,844	24,956	452,004
Bad debt	—	—	1,300
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,380)
Inventory	—	—	—
Prepaid expenses and other	(16,854)	20,080	(33,227)
Other assets	—	230	(11,020)
Accounts payable and accrued expenses	34,334	627,504	4,574,766
Accounts payable – license agreements	(146,723)	136,250	143,161
Accounts payable – related parties	37,477	77,747	133,294
Net cash used in operating activities	(2,391,651)	(1,137,284)	(22,726,836)
Cash flows from investing activities
Purchase of equipment	(11,235)	—	(566,619)
Proceeds from sale of equipment	—	—	17,478
Net cash used in investing activities	(11,235)	—	(549,141)
Cash flows from financing activities
Net proceeds under equity line of credit	—	—	1,262,386
(Decrease) increase in payables to related parties and stockholder	(11,865)	24,348	622,847
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	2,390,376	1,107,320	10,377,619
Repayment of convertible notes	—	(45,352)	(282,121)
Proceeds from sale of stock and exercise of warrants and options	15,300	—	10,802,574
Net cash provided by financing activities	2,393,811	1,086,316	23,300,513
Net (decrease) increase in cash	(9,075)	(50,968)	24,536
Cash, beginning of period	33,611	59,346	—
Cash, end of period	$24,536	$8,378	$24,536
(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)

	Nine Months Ended September 30,		Inception (February 18, 1998) to September 30,
	2010	2009	2010

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$16,485	$9,736	$154,557
Income taxes	$800	$—	$6,682
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	—	3,202,931
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	—	—	515,000
Issuance of common stock in settlement of payable	4,121	104,414	247,584
Cancellation of stock	—	—	8,047
Conversion of accounts payable and accrued expenses to common stock	—	—	612,521
Conversion of accounts payable and accrued expenses to convertible debentures	281,199	---	281,199
Conversion of related party debt to convertible debentures	22,500	—	67,500
Conversion of convertible debentures to common stock	3,643,253	460,129	10,011,817
Issuance of shares for settlement of loans and other payable to Morale/Matthews	—	—	2,783,711
Write off of deferred compensation	—	—	142,187
Fair value of derivative liability recorded as note discount	1,243,625	—	2,130,625
Proceeds of exercise of options applied to accounts payable	30,000	22,500	52,500
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	1,450,450	1,002,163	7,391,527

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

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

Going Concern

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of $55,521,462 from February 18, 1998 (Inception) through September 30, 2010. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $6,583,448 and a negative cash flow from operations of $2,391,651 for the nine months ended September 30, 2010, and had a working capital deficiency of $5,934,317 and a stockholders' deficiency of $5,837,036 at September 30, 2010.   The Company is currently unable to meet its cash obligations and is in default of certain of its convertible note agreements and its obligations under its license agreements with Temple University (see Note 7.”Research & Development”).   As a result, the Company's independent registered public accounting firm, in their report on the Company's 2009 consolidated financial statements, raised substantial doubt about the Company's ability to continue as a going concern.

The Company’s operations to date have been funded through issuances of its common stock and convertible notes whereby the Company raised an aggregate $21,180,193 from February 18, 1998 (inception) through September 30, 2010. Based on its current operating plan, the Company does not have sufficient cash and cash equivalents to implement its operating plan. The Company will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund its cash needs and continue its operations. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to the Company. The Company’s ability to maintain sufficient liquidity is dependent on its ability to raise additional capital. If the Company issued additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of the Company’s common stock. Debt incurred by the Company would be senior to equity in the ability of debt holders to make claims on the Company’s assets. The terms of any debt issued could impose restrictions on the Company’s operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back our operations.

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

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the nine month periods ended September 30, 2010 and 2009, the dilutive impact of outstanding stock options of 4,865,265 and 4,851,225 respectively, and outstanding warrants of 21,421,650 and 11,847,436 have been excluded because their impact on the loss per share is anti-dilutive.

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

The Company is required to use observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2010.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-0-	$-0-	$2,778,335	$2,778,335

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

3.  Certain relationships and related transactions

Loans from related parties

As at September 30, 2010, and December 31, 2009, the Company had  loans payable to officers and an employee of the Company in the amount of $90,868 and $125,233, respectively. These loans are unsecured, are due on demand and bear interest at 6% per annum. The Company converted $22,500 of this related party debt to a convertible debenture during the period ending September 30, 2010.

Accounts Payable to related parties

As of September 30, 2010 and December 31, 2009, the Company had accounts payable to related parties in the amount of $226,297 and $188,820, respectively. These amounts are unpaid Directors Fees and  expenses incurred by officers and directors.

4.  Convertible Debentures

Convertible debentures consist of the following:

	Maturity dates	September 30, 2010	December 31, 2009

2008 Fall Offering	October 31, 2009	—	81,419

2008 Winter Offering	December 5, 2009	6,545	12,186

2009 Winter Offering – I	April 26, 2009	—	210,773

2009 Winter Offering – II	March 12, 2010	—	95,502

2009 Spring	April 30, 2010	12,606	88,000

2009 Summer	September 28, 2012	—	157,765

2009 Wellfleet	September 28, 2012	26,543	75,000

2009 Fall Offering	January 15, 2012	76,148	344,500

2010 Winter Offering	March 31, 2011	—	—

2010 Spring Offering	April 30, 2011	—	—

2010 Summer Offering	July 31, 2011	—	—

2010 Fall Offering	September 30, 2011	174,482	—

Sub-total		296,324	1,065,145

Less, remaining debt discount		(238,815)	(579,495)
Convertible debentures, net		$57,509	485,650

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

 As of September 30, 2010, investors have converted $198,220 of the Convertible Notes into 1,367,773 shares of the Company’s common stock, which included 46,307 shares issued for late penalty and interest.  At September 30, 2010, there was no outstanding balance.

2008 Winter Offering.  From November 24, 2008 to December 5, 2008, the Company conducted an offering (the “2008 Winter Offering”) of up to $500,000 aggregate face amount of its Convertible Notes.  A total of $524,700 aggregate face amount of the 2008 Winter Notes were sold for an aggregate purchase price of $477,000 net proceeds.  Therefore, while the stated interest on the 2008 Winter Notes is 0%, the implied interest rate on the 2008 Winter Notes is 10%.  The 2008 Winter Notes will mature on the first anniversary of the date of issuance and a note in the amount of $5,500 is in  default at September 30, 2010.  The 2008 Winter Notes are convertible, at the option of the noteholders, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Winter Offering (the “Conversion Price”).  Up to 3,086,470 Conversion Shares are issuable at a Conversion Price of $0.17 per share.

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

As of September 30, 2010, investors have converted $519,200 of the Convertible Notes into 3,054,117 shares of the Company’s common stock.  As of September 30, 2010, one note was in default and the outstanding balance was $6,545, including $1,045 in penalties and interest.

2009 Winter Offering I. From January 13, 2009 to January 26, 2009, the Company conducted and concluded a private offering (the “Winter 2009 Offering I”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009 Notes”) with 8 accredited investors. A total of $250,000 aggregate face amount of the Winter 2009 Notes were sold for an aggregate purchase price of $250,000.  The Winter 2009 Notes bear interest at 10% per annum, payable at maturity. The Winter 2009 Notes mature three months from their date of issuance and notes in the amount of $175,000 are in default at September 30, 2010.  The Winter 2009 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 Offering (the “Conversion Price”). Up to 694,444 Conversion Shares are initially issuable at a Conversion Price of $0.36 per share.

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

As of September 30, 2010 investors have converted $200,000 of the Convertible Notes plus $39,761 of penalty and interest into 780,307 shares of the Company’s common stock,. In addition, the Company has paid $50,000 plus penalty and interest as a redemption of one of the defaulted convertible notes.  There is no outstanding balance at September 30, 2010.

2009 Winter Offering II. From February 4, 2009 to March 12, 2009, the Company conducted and concluded a private offering (the “Winter 2009 Offering II”) of up to $250,000 aggregate face amount of its convertible notes (the “Winter 2009  #2 Notes”) with 17 accredited investors. A total of $247,302 aggregate face amount of the Winter 2009 #2 Notes were sold for an aggregate purchase price of $224,820.  While the stated interest rate on the Winter 2009#2 Notes is 0%, the implied interest rate on the Winter 2009 #2 Notes is 10% per annum. The Winter 2009 #2 Notes mature on the first anniversary of their date of issuance and a note in the amount of $55,000 is in default at June 30, 2010. The Winter 2009 #2 Notes are convertible, at the option of the noteholder, into shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing dates of the Winter 2009 #2 Offering (the “Conversion Price”). Up to 772,818 Conversion Shares are initially issuable at a Conversion Price of $0.32 per share.

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

As of September 30, 2010, investors have converted $247,302 of the Convertible Notes plus $6,876 in penalty and interest into 794,306 shares of the Company’s common stock. There is no outstanding balance at September 30, 2010.

2009 Spring Offering.  From March 17, 2009 to April 30, 2009, the Company conducted and concluded a private offering (the “Spring 2009 Offering”) of up to $300,000 aggregate face amount of its convertible notes (the “Spring 2009 Notes”) with 11 accredited investors. A total of $181,500 aggregate face amount of the Spring 2009 Notes were sold for an aggregate purchase price of $165,000.  The Spring 2009 Notes mature on the first anniversary of their date of issuance, are convertible, at the option of the noteholder, into up to 672,222 shares of common stock of the Company at a conversion price of $0.27 per share.

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

As of September 30, 2010, investors have converted $170,500 of the Convertible Notes plus penalty and interest of $6,690 into 656,257 shares of the Company’s common stock.  As of September 30, 2010 there were two notes in default and the outstanding balance was $12,606 which includes $1,606 of penalty and interest.

2009 Summer Offering.  From June 9, 2009 to September 28, 2009, the Company conducted and concluded a private offering (the “Summer 2009 Offering”) of up to $500,000 aggregate face amount of its convertible notes (the “Summer 2009 Notes”) with interest compounded quarterly at the annual rate of seven percent (7%) payable at maturity. A total of $467,500 Summer 2000 Notes were sold to 17 accredited investors. The Summer 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 1,870,000 shares of our common stock at a conversion price of $0.25 per share.

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

The Company determined that the fair value of the warrant liability at issuance on September 28, 2009 to be $668,525 based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $668,525 exceeded the note value of $467,500, the excess of the liability over the note amount of $201,025 was considered as a cost of the private placement and recorded as such in 2009.  The fair value of the warrant liability as of September 30, 2010 was $609,620 (see Note 8).

As of September 30, 2010, investors have converted $467,500 of the Convertible Notes plus $5,002 of penalties and interest into 1,891,564 shares of the Company’s common stock.  There was no outstanding balance at September 30, 2010.

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

The Company determined that the fair value of the warrant liability at issuance on November 20, 2009 to be $75,000 based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount.  The fair value of the warrant liability as of September 30, 2010 was $97,800 (see Note 8).

As of September 30, 2010 investors have converted $50,000 of the Convertible Notes plus $1,750 of accrued interest into 207,000 shares of the Company’s common stock.  The outstanding balance at September 30, 2010 was $26,543 which includes $1,543 of accrued interest.

2009  Fall Offering. From October 2, 2009 to January 15, 2010, the Company conducted and completed a private offering (the “Fall 2009 Offering”) consisting of an aggregate of $1,588,125 of 7% Convertible Promissory Notes (the “Notes”) with interest compounded quarterly at the annual rate of 7% payable at maturity, and warrants to purchase an aggregate of 6,352,500 shares of our common stock (the “Fall 2009 Warrants”).  The Company received $1,284,425 net proceeds, of which $344,500 was received as of December 31, 2009.  The Fall 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 6,352,500 shares of our common stock at a conversion price of $0.25 per share.  The Fall 2009 Warrants are for a term of three years at an exercise price of $0.30 per share.

Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the exercise price upon any future sale of common stock or warrants at or below the current exercise price.  The Company considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed amount. As a result, the Company determined that these warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance.

The Company determined that the fair value of the warrant liability at issuances to be $3,027,815 based upon a weighted average Black-Scholes-Merton calculation (See Note 8), of which, $654,978 was recorded on December 31, 2009 and $2,372,837 was recorded on January 15, 2010.  The Company recorded the full value of the derivative of $2,372,837 as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $2,372,837 exceeded the note value of $1,243,625, the excess of the liability over the note amount of $1,129,212 was considered to be cost of the private placement and was recorded during the period.  The fair value of the warrant liability as of September 30, 2010 was $2,070,915 (see Note 8).

As of September 30, 2010, investors have converted $1,515,626 of the Convertible Notes plus interest of $7,534 into 6,092,635 shares of the Company’s common stock.  The outstanding balance at September 30, 2010 is $76,148 which includes $3,648 in accrued interest.

2010 Winter Offering. From February 15, 2010 to March 31, 2010, the Company conducted a private offering (the “Winter 2010 Offering”) consisting of an aggregate of $885,863 face amount of its Convertible Promissory Notes (the “Winter 2010  Notes”) have been sold for an aggregate purchase price of $805,330.  While the stated interest rate on the Winter 2010 Notes is 0%, the implied interest rate on the Winter 2010 Notes is 10% per annum. The Winter 2010 Notes mature on the first anniversary of their date of issuance. The Winter 2010 Notes are convertible, at the option of the noteholder, into 2,214,657 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.40 per share (the “Conversion Price”).

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

The Company received $805,330 in net proceeds in the Winter 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Winter 2010 Offering Warrants issued were valued at $476,268 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 1.02; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $329,062.  As of September 30, 2010, the aggregate value of the Winter 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $80,533 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of September 30, 2010, investors have converted $885,863 of the Convertible Notes into 2,214,657 shares of the Company’s common stock.  There was no outstanding balance at September 30, 2010.

2010 Spring Offering. From April 15, 2010 to April 30, 2010, the Company conducted a private offering (the “Spring 2010 Offering”) consisting of an aggregate of $143,000 face amount of its Convertible Promissory Notes (the “Spring 2010  Notes”) have been sold for an aggregate purchase price of $130,000.  While the stated interest rate on the Spring 2010 Notes is 0%, the actual interest rate on the Spring 2010 Notes is 10% per annum. The Spring 2010 Notes mature on the first anniversary of their date of issuance. The Spring 2010 Notes are convertible, at the option of the noteholder, into 357,500 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.40 per share (the “Conversion Price”).

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

The Company received $130,000 in net proceeds in the Spring 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Spring 2010 Offering Warrants issued were valued at $62,730 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .41; dividend yield of 0%; volatility factors of the expected market price of common stock of 110%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $67,270.  As of September 30, 2010, the aggregate value of the Spring 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $13,000 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of September 30, 2010, investors have converted $143,000 of the Convertible Notes into 357,000 shares of the Company’s common stock.  There was no outstanding balance at September 30, 2010.

2010 Summer Offering. From June 14, 2010 to July 31, 2010, the Company conducted and concluded a private offering (the “Summer 2010 Offering”) consisting of up to $500,000 aggregate face amount of its convertible notes (the “ Summer 2010 Notes). A total of $392,150 Summer 2010 Notes were sold to twenty six accredited investors for an aggregate purchase price of $356,500.  While the stated interest rate on the Summer 2010 Notes is 0%, the actual interest rate on the Summer 2010 Notes is 10% per annum. The Summer 2010 Notes mature on the first anniversary of of the closing of this offering and will be convertible, at the option of the noteholder, into up to 1,568,600 shares of our common stock at a conversion price of $0.25 per share (the “Conversion Price”).

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

The Company received $356,500 in net proceeds in the Summer 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Summer 2010 Offering Warrants issued were valued at $209,512 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .55; dividend yield of 0%; volatility factors of the expected market price of common stock of 132%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $146,988.  As of September 30, 2010, the aggregate value of the Summer 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $35,650 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of September 30, 2010, investors have converted $392,150 of the Convertible Notes into 1,568,600 shares of the Company’s common stock.  There was no outstanding balance at September 30, 2010.

2010 Fall Offering. From August 10, 2010 to September 30, 2010, the Company conducted and concluded a private offering (the “Fall 2010 Offering”) consisting of up to $600,000 aggregate face amount of its convertible notes (the “ Fall 2010 Notes). A total of $174,482 Fall 2010 Notes were sold to ten accredited investors for an aggregate purchase price of $158,620.  While the stated interest rate on the Fall 2010 Notes is 0%, the actual interest rate on the Fall 2010 Notes is 10% per annum. The Fall 2010 Notes mature on the first anniversary of the closing of this offering and will be convertible, at the option of the noteholder into 697,928 shares of the Company’s common stock at a conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Fall 2010 Offering will receive, for no additional consideration, a warrant (the “Fall 2010 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Fall 2010 Notes are convertible (the “Warrant Shares”).  Each Fall 2010 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable for a period of twenty four months.  Up to 697,928 Warrant Shares are initially issuable on exercise of the Fall 2010 Warrants.

The Company received $158,620 in net proceeds in the Fall 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Fall 2010 Offering Warrants issued were valued at $88,113 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .42; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $70,507.  As of September 30, 2010, the aggregate value of the Fall 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $15,862 are considered as debt discount and will be amortized over the life of the notes.

As of September 30, 2010, there were no conversions made and the outstanding balance was $174,620.

5. Capital stock

During the nine months ended September 30, 2010, the Company issued 12,646,499 shares of common stock in exchange for conversion of $3,643,253 of Convertible Notes.

During the nine months ended September 30, 2010, the Company issued 224,751 shares of common stock valued at $119,118 to induce conversion of Convertible Notes. The shares issued were valued at the trading price at the date of the agreement.

During the nine months ended September 30, 2010, the Company issued 1,560,099 shares of common stock in exchange for consulting services in the amount of $713,637.  The shares issued were valued at the trading price at the date of the agreement.

During the nine months ended September 30, 2010, the Company issued 170,000 shares as employee compensation valued at $91,700.  The shares issued were valued at the trading price at the date of the agreement.

During the nine months ended September 30, 2010, the Company issued 12,121 shares of common stock in settlement of accounts payable of $4,121.  The shares issued were valued at the trading price at the date of the agreement.

During the nine months ended September 30, 2010, the Company issued 167,778 shares of common stock upon exercise of options at $0.27 per share and valued at $45,300.

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

Options

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At September 30, 2010, 2,384,735 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company of which 250,000 are still outstanding.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at September 30, 2010 was 6.6 years. Stock option activity for the period January 1, 2010 to September 30, 2010, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price

Options outstanding, January 1, 2010	4,851,225	0.52
Options granted	181,818	0.55
Options exercised	(167,778)	0.27
Options forfeited	—	—
Options cancelled	—	—
Options outstanding, September 30, 2010	4,865,265	$0.53

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of September 30, 2010 were as follows:

	Outstanding Options			Exercisable Options
			Weighted		Weighted
Option		Life	Average Exercise		Average Exercise
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Price
$ 0.21 - $ 0.99	4,477,719	6.9	$0.46	4,295,901	$0.45
$ 1.00 - $ 1.99	327,546	4.6	$1.25	327,546	$1.25
$ 2.00 - $ 2.26	60,000	0.9	$2.26	60,000	$2.26
	4,865,265	6.6	$0.53	4,683,447	$0.53

As of September 30, 2010 the market price of the Company’s stock was $0.40 per share.  During the nine months ended September 30, 2010, the Company amortized $114,563 of compensation cost based on the vesting of the options.  Future unamortized compensation expense on the outstanding options at September 30, 2010 is $32,228.  At September 30, 2010, the aggregate intrinsic value of the options outstanding and exercisable was $322,189.

Black-Scholes-Merton value of options

During the nine months ended September 30, 2010 and 2009, the Company valued options for pro-forma purposes at the grant date using the Black-Scholes-Merton pricing model with the following average assumptions:

	September 30,
	2010	2009

Expected life (years)	5.5	5.5
Risk free interest rate	3.63%	2.57%
Volatility	129.95%	129.00%
Expected dividend yield	0.00%	0.00%

The weighted average fair value for options granted in 2009 was $0.27.  The weighted average for options granted during the nine months ended September 30, 2010 was $0.55.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants from January 1, 2010 to September 30, 2010:

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2010	13,346,764	0.52
Warrants granted	10,296,646	0.33
Warrants exercised	—	—
Warrants cancelled	(2,221,759)	0.71
Warrants outstanding, September 30, 2010	21,421,651	$0.41

	Outstanding Warrants			Exercisable Warrants
Warrant			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$ 0.30 - $ 0.99	20,198,979	1.6	$0.37	20,198,979	$0.37
$ 1.00 - $ 1.99	1,135,370	2.4	$1.00	1,135,370	$1.00
$ 2.00 - $ 2.70	87,302.6		$2.70	87,302	$2.70
	21,421,651	1.7	$0.41	21,421,651	$0.41

As of September 30, 2010 the market value of the Company's stock was $0.40 per share, and the aggregate intrinsic value of the warrants outstanding was $1,253,972.

7.  Research and development

The Company has research and development facilities in Morgan Hill, California. The Company has tested products incorporating our ZEFS, MK IV and ELEKTRA technologies for multiple makes and models diesel engines, motorbikes, boats, generators, lawnmowers and other small engines.  The Company has purchased test vehicles, test engines and testing equipment. The Company incurred $344,581 and $274,577 for the nine months ended September 30, 2010 and 2009, respectively, on its research and development activities.

Temple University License Agreements

The Company has also entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements (defined below), including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.  Pursuant to the R&D Agreement, the Company will make payments to Temple University in the aggregate amount of $500,000. At September 30, 2010 the Company has completed payment in full of $500,000 under the R&D Agreement.

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

As of September 30, 2010, the Company is in default on the three License Agreements in the total amount of $859,661 which includes $234,661 of penalty interest and the Company has accrued this in the accompanying financial statements.  At September 30, 2010 and December 31, 2009, the Company owed to Temple University a total of $859,661 and $1,006,384, respectively for the License Agreements, Maintenance Fees, and penalties. (See “Note 10. Subsequent Events”)

8. Derivative liability

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

The derivative liabilities were valued using a probability weighted average series of Black-Scholes-Merton models as a valuation technique with the following assumptions:

		Fair Value of Warrants
	No. of Warrants	December 31, 2009	2010 Issuance	September 30, 2010
Risk-free interest rate		1.18%	1.44%	0.42%
Expected volatility		142% - 147%	137%	135%-137%
Expected life (in years)		2.75 – 3	3	2.00 – 2.50
Expected dividend yield		0%	0%	0%
Fair Value:
2009 Summer Warrants	1,870,000	$906,015	-	$609,620
2009 Wellfleet Warrants	300,000	145,350	-	97,800
2009 Fall Warrants	6,352,500	654,978	$2,372,837	2,070,915
Total Fair Value	8,522,500	$1,706,343	$2,372,837	$2,778,335

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

The Company measured the fair value of the warrants issued during the nine months as of the date of issuance as $2,372,837.  As of September 30, 2010, the Company re-measured the derivative liabilities and determined that the fair value to be $2,778,335.  The Company recorded the change in fair value of the derivative liabilities of $1,300,845 for the nine months ending September 30, 2010.

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

On or about October 5, 2005, Bruce H. McKinnon (“McKinnon”),  then president of the Company, and the Company entered into an Amended and Restated Employment Agreement, which provided for, among other things, a term expiring on December 31, 2007.  On or about June 15, 2007, McKinnon and the Company entered into a Separation Agreement and General Mutual Release of Claims (the “Separation Agreement”).  On or about August 31, 2007, McKinnon demanded payment of $238,696.15 pursuant to the terms of the Separation Agreement.  Payment was not made by the Company, and McKinnon thus commenced an arbitration proceeding against the Company seeking payment of $238,696.15, plus payment for unpaid vacation pay, reimbursement of expenses, reimbursement of health insurance premiums, interest, attorneys’ fees, labor code penalties and arbitration fees.  The total amount demanded by McKinnon was $344,642.00, which was awarded to McKinnon on May 21, 2009, following completion of an arbitration hearing on March 12, 2009 (the “Arbitration Award”) and has been reflected as an accrued liability in the accompanying September 30, 2010 and December 31, 2009 balance sheets.

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

The Settlement Agreement also provides that if the Company makes all payments thereunder, on a timely basis, McKinnon will waive final payments due him in the amount of $35,000.  To date, all payments have been  made on time.

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

 10.  Subsequent events

Temple University

As reported above under the Section labeled Temple University License Agreements, the Company has been in default since November 10, 2008 relating to its payment obligations to Temple University (“Temple”) for its three (3) License Agreements. As of September 30, 2010, the amounts due Temple were $625,000 in principal and $234,661 in penalties for a total amount of $859,661.  Unless the default is cured, the Company’s License Agreements with Temple will terminate and its rights thereunder will revert to Temple.

 On September 9, 2010, Temple notified the Company by letter that it will consider negotiating with the Company on one or more new license agreements (to replace the current three (3) License Agreements), subject to the following conditions:

1.
Payment by the Company of not less than $50,000 within five (5) business days upon execution of the September 9, 2010 letter, and not less than $50,000 on the first business day of each calendar month thereafter.  The Company has made the three foregoing payments totaling $150,000.

2.
Payment by the Company to Temple, within ten (10) business days of invoices, of all outstanding patent expenses related to the technology developed under the License Agreements, whether incurred before or after June 30, 2010, in the amount of $8,700.  The Company has paid these invoices in full.

If, in the sole discretion of Temple, the Company has made substantial and material progress in satisfying the outstanding payment obligations set forth above, as of November 15, 2010, Temple and the Company may begin negotiation in good faith on one or more exclusive license agreements (to replace the current three (3) License Agreements) for the technology underlying the current three (3) License Agreements. Execution of any such new license(s) shall be entirely subject to and contingent upon (a) the Company paying Temple the entire outstanding balance of  the amount owed prior to January 3, 2011, and (b) the negotiation of mutually-agreeable terms and conditions for any new license agreement(s).

If the Company fails to adhere strictly to any conditions set forth above, any and all rights of the Company under the current three (3) License Agreements shall immediately terminate, without notice or further action by Temple or the Company.  As of November 5, 2010, all payment obligations by the Company to Temple under the above-mentioned September 9, 2010, letter have been met which were comprised of $150,000 past due principal payments on the License Agreements and $8,700 of current patent expenses. Prior to the foregoing, the Company had paid Temple an additional $50,000 on August 13, 2010.  With the payments identified in this paragraph, the Company has reduced its principal obligation to Temple by approximately one-third.

 As of November 5, 2010 the Company owes Temple $550,000 in principal and $240,911 in penalties for a total of $790,911. A loss of the Company’s License Agreements with Temple will have a material adverse affect on the Company’s financial condition and prospects.  The Company can provide no assurances that it will be able to satisfy its payment obligations to Temple or that Temple and the Company will be able to reach a new mutually satisfactory license(s) agreement for the technology underlying the current three (3) License Agreements.

Stock Issuance

From October 1, 2010 through November 11, 2010, we issued 911,944 additional shares of our common stock.

We issued 884,167 shares of common stock in exchange for the conversion of $221,512 Convertible Notes.

We issued 27,777 shares of common stock in exchange for $7,500 exercise of options.

2010 Fall #2 Offering. On October 4, 2010, the Company began conducting a private offering (the“Fall#2 2010 Offering”) consisting of up to $3,600,000 aggregate face amount of its convertible notes (the Fall#2 2010 Notes). As of November 4, 2010, a total of $416,860 Fall#2 2010 Notes were sold to eleven accredited investors for an aggregate purchase price of $378,964.  While the stated interest rate on the Fall#2 2010 Notes is 0%, the actual interest rate on the Fall#2 2010 Notes is 10% per annum. The Fall 2010 Notes mature on the first anniversary of the closing of this offering which will be on or before November 30, 2010 and will be convertible, at the option of the noteholders into 1,667,442 shares of the Company’s common stock at a conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Fall#2 2010 Offering will receive, for no additional consideration, a warrant (the “Fall#2 2010 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Fall#2 2010 Notes are convertible (the “Warrant Shares”).  Each Fall#2 2010 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable for a period of twenty four months.  Up to 1,667,442 Warrant Shares are initially issuable on exercise of the Fall#2 2010 Warrants.

As of November 11, 2010, the outstanding balance of the Fall#2 2010 Notes was $416,860.

Colfax Agreement

On November 5, 2010, the Company engaged Colfax Corporation (NYSE:CFX) and paid a fixed amount of $35,000 for the engineering, design and fabrication of a prototype unit of the Company’s  Applied Oil Technology (AOT™). Colfax Corporation  serves customers around the world with fluid-handling solutions that address business challenges in the harshest environments. Colfax designs‚ engineers‚ manufactures‚ distributes and supports pumps and systems for key markets worldwide such as: Commercial Marine, Defense, General Industrial, Lubrication, Oil & Gas, and Power Generation.  The prototype is being constructed for testing purposes with the US Department of Energy at the Rocky Mountain Oilfield Testing Center on the US Naval Petroleum Reserve No. 3 (NPR-3) in Wyoming.  The prototype is the next step in the Company’s technology translation from laboratory to field application, and marks a major milestone in the development process.

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

The Company has also entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements (defined below), including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.  Pursuant to the R&D Agreement, the Company has make payments to Temple University in the aggregate amount of $500,000.  At September 30, 2010 the Company has completed payment in full of $500,000 under the R&D Agreement.

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

As of September 30, 2010, the Company is in default on the three License Agreements in the total amount of $859,661 which includes $234,661 of penalty interest and the Company has accrued this in the accompanying financial statements. (See “Item 5-Other Information”)

We operate in a highly competitive industry.  Many of our activities may be subject to governmental regulation.  We have taken aggressive steps to protect our intellectual property.

There are significant risks associated with our business, our company and our stock.

We are a development stage company that generated its first initial revenues in the fourth quarter of 2006. Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2009 and the first nine months of 2010 and will need to raise substantial additional capital in the balance of 2010, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Our company was incorporated on February 18, 1998, as a Nevada corporation, under the name Mandalay Capital Corporation. We changed our name to Save the World Air, Inc. on February 11, 1999, following the acquisition of marketing and manufacturing rights of the ZEFS technologies. Our mailing address is 735 State Street, Suite 500, Santa Barbara, California 93101.  Our research and development facility is located at 235 Tennant Avenue, Morgan Hill, California 95037. Our telephone number is (805) 845-3561. Our corporate website is www.stwa.com.  Information contained on the website is not deemed part of this Annual Report.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “ZERO.OB”.

Results of Operations

We did not generate any revenue for the nine-month period ended September 30, 2010 and 2009.

Operating expenses were $389,519 for the three-month period ended September 30, 2010, compared to $488,281for the three-month period ended September 30, 2009, a decrease $98,762. This decrease is attributable to decreases in non-cash expenses of $85,601 and cash expenses of $13,161. Specifically, the decrease in non-cash expense is attributable to a decrease in stock and warrants given to consultants of $92,954, increase valuation of options given to employees as compensation of $6,976 and depreciation of $377. Specifically, the decrease in cash expense is attributable to decreases in consulting and professional fees of $47,911 and corporate expenses of $6,585, offset by increases in salaries and benefits of $27,706, office expenses of $13,350 and travel expenses of $279.

Operating expenses were $3,011,488 for the nine-month period ended September 30, 2010, compared to $1,922,903 for the nine-month period ended September 30, 2009, an increase $1,088,585. This increase is attributable to increases in non-cash expenses of $840,238 and cash expenses of $248,347. Specifically, the increase in non-cash expense is attributable to increases in stock and warrants given to consultants of $702,137, stocks given to employees of $46,761, valuation of options given to officers as compensation of $90,452 and depreciation of $888. Specifically, the increase in cash expense is attributable to increases in consulting and professional fees $139,567, salaries and benefits of $82,429, office expenses of $55,577, travel expenses $18,623, offset by a decrease in corporate expenses of $47,849.

Research and development expenses were $140,486 for the three-month period ended September 30, 2010, compared to $12,517 for the three-month period ended September 30, 2009, an increase of $127,969. This increase is mainly attributable to increases in product testing, research and supplies of $80,705, travel expense of $30,000 and contract fees of $17,264.

Research and development expenses were $344,581 for the nine-month period ended September 30, 2010, compared to $274,577 for the nine-month period ended September 30, 2009, an increase of $70,004. This increase is mainly attributable to increases in and product testing, research and supplies of $47,141 and travel expenses of $29,586 offset by a decrease in contract fees of $6,723.

Other expense were $431,331 income for the three-month period ended September 30, 2010, compared to $250,616 expense for the three-month period ended September 30, 2009, an increase of $180,715. This increase is attributable to an increase in interest expense of $210,431, offset by a decrease in change in fair value of derivative liabilities of $29,716.

Other expense were $3,226,579 for the nine-month period ended September 30, 2010, compared to $1,084,896 for the nine-month period ended September 30, 2009, an increase of $2,141,683. This increase is attributable to an increase in interest expense of $2,150,172, cost of private placement of $1,129,212 and cost to induce conversion of notes of $168,340, offset by a decrease in fair value of derivative liabilities of $1,300,845 and an increase in other income of $5,196.

We had a net loss of $961,336, or $0.01 per share, for the three-month period ended September 30, 2010, compared to a net loss of $751,414, or $0.01 per share, for the three-month period ended September 30, 2009. We had a net loss of $6,583,448, or $0.08 per share, for the nine-month period ended September 30, 2010, compared to a net loss of $3,283,176 or $0.05 per share, for the nine-month period ended September 30, 2009. We expect to incur additional net loss in the fiscal year ending December 31, 2010 primarily attributable to continued operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of $55,521,462 from February 18, 1998 (Inception) through September 30, 2010. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $6,583,448 and a negative cash flow from operations of $2,391,651 for the nine months ended September 30, 2010, and had a working capital deficiency of $5,934,317 and a stockholders' deficiency of $5,837,036 at September 30, 2010.   The Company is currently unable to meet its cash obligations and is in default of certain of its convertible note agreements and its obligations under its license agreements with Temple University. As a result, the Company's independent registered public accounting firm, in their report on the Company's 2009 consolidated financial statements, raised substantial doubt about the Company's ability to continue as a going concern.

Our operations to date have been funded through issuances of our common stock and convertible notes whereby we raised an aggregate $21,180,193 from February 18, 1998 (inception) through September 30, 2010. Based on our current operating plan, we believe that we do not have sufficient cash and cash equivalents to implement our operating plan. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

Details of Recent Financing Transactions

2009 Winter Offering I. From January 13, 2009 to January 26, 2009, we conducted and concluded a private offering (the “Winter 2009 Offering I”) of up to $250,000 aggregate face amount of our convertible notes (the “Winter 2009 Notes”) with 8 accredited investors. A total of $250,000 aggregate face amount of the Winter 2009 Notes were sold for an aggregate purchase price of $250,000.  The Winter 2009 Notes bear interest at 10% per annum, payable at maturity. The Winter 2009 Notes mature three months from their date of issuance and notes in the amount of $175,000 are in default at September 30, 2010.  The Winter 2009 Notes are convertible, at the option of the noteholder, into shares our of common stock (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of the our common stock for the five trading days preceding the closing dates of the Winter 2009 Offering (the “Conversion Price”). Up to 694,444 Conversion Shares are initially issuable at a Conversion Price of $0.36 per share.

Each of the investors in the Winter 2009 Offering received, for no additional consideration, a warrant (the “Winter 2009 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 50% of the number of shares of common stock into which the Winter 2009 Notes are convertible (the “Warrant Shares”).  Each Winter 2009 Warrant is exercisable on a cash basis only at an initial price of $0.50 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 347,722 Warrant Shares are initially issuable on exercise of the Winter 2009 Warrants.

The aggregate value of the Winter 2009 Offering Warrants issued in connection with the January 26, 2009 closing were valued at $66,178 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 0.85%; dividend yield of 0%; volatility factors of the expected market price of common stock of 151.42%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $183,822.  The value of the Winter 2009 Offering Warrants and the beneficial conversion feature are considered as debt discount and were amortized over the life of the notes.

As of September 30, 2010 investors have converted $200,000 of the Convertible Notes plus $39,761 of penalty and interest into 780,307 shares of the our common stock. In addition, we paid $50,000 plus penalty and interest as a redemption of one of the defaulted convertible notes.  There is no outstanding balance at September 30, 2010.

2009 Winter Offering II. From February 4, 2009 to March 12, 2009, we conducted and concluded a private offering (the “Winter 2009 Offering II”) of up to $250,000 aggregate face amount of our convertible notes (the “Winter 2009  #2 Notes”) with 17 accredited investors. A total of $247,302 aggregate face amount of the Winter 2009 #2 Notes were sold for an aggregate purchase price of $224,820.  While the stated interest rate on the Winter 2009#2 Notes is 0%, the implied interest rate on the Winter 2009 #2 Notes is 10% per annum. The Winter 2009 #2 Notes mature on the first anniversary of their date of issuance and a note in the amount of $55,000 is in default at September 30, 2010. The Winter 2009 #2 Notes are convertible, at the option of the noteholder, into shares of our common stock (the “Conversion Shares”) at an initial conversion price equal to the average of the closing bid price of our common stock for the five trading days preceding the closing dates of the Winter 2009 #2 Offering (the “Conversion Price”). Up to 772,818 Conversion Shares are initially issuable at a Conversion Price of $0.32 per share.

Each of the investors in the Winter 2009 #2 Offering received, for no additional consideration, a warrant (the “Winter 2009 #2 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 50% of the number of shares of common stock into which the Winter 2009 #2 Notes are convertible (the “Warrant Shares”). Each Winter 2009 #2 Warrant is exercisable on a cash basis only at an initial price of $0.50 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 386,409 Warrant Shares are initially issuable on exercise of the Winter 2009 #2Warrants.

We received $224,820 in net proceeds in the Winter 2009 #2 Offering which was used for general corporate purposes and working capital. The aggregate value of the Winter 2009 #2 Offering Warrants issued in connection with the January 26, 2009 closing were valued at $62,028 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 1.03%; dividend yield of 0%; volatility factors of the expected market price of common stock of 156%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $161,791.  The value of the Winter 2009 #2 Offering Warrants, the beneficial conversion feature, and the transaction fees of $22,482 are considered as debt discount and were amortized over the life of the Note.

As of September 30, 2010, investors have converted $247,302 of the Convertible Notes plus $6,876 in penalty and interest into 794,306 shares of the Company’s common stock. There is no outstanding balance at September 30, 2010.

2009 Spring Offering.  From March 17, 2009 to April 30, 2009, we conducted and concluded a private offering (the “Spring 2009 Offering”) of up to $300,000 aggregate face amount of its convertible notes (the “Spring 2009 Notes”) with 11 accredited investors. A total of $181,500 aggregate face amount of the Spring 2009 Notes were sold for an aggregate purchase price of $165,000.  The Spring 2009 Notes mature on the first anniversary of their date of issuance, are convertible, at the option of the noteholder, into up to 672,222 shares of common stock of the Company at a conversion price of $0.27 per share.

Each of the investors in the Spring 2009 Offering received, for no additional consideration, a warrant (the “Spring 2009 Warrants”), entitling the holder to purchase a number of shares our common stock equal to 50% of the number of shares of common stock into which the Spring 2009 Notes are convertible (the “Warrant Shares”).  Each Spring 2009 Warrant is exercisable on a cash basis only at an initial price of $0.50 per share, and is exercisable for a period of two years.  Up to 336,111 Warrant Shares are initially issuable on exercise of the Spring 2009 Warrants.

We received $165,000 in net proceeds in the Spring 2009 Offering which was used for general corporate purposes and working capital. The aggregate value of the Spring 2009 Offering Warrants issued in connection with the April 30, 2009 closing were valued at $39,994 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 0.94%; dividend yield of 0%; volatility factors of the expected market price of common stock of 156.39%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $96,827.  The value of the Spring 2009 Offering Warrants, the beneficial conversion feature, and the transaction fees of $16,500 are considered as debt discount and were amortized over the life of the Note.

As of September 30, 2010, investors have converted $170,500 of the Convertible Notes plus penalty and interest of $6,690 into 656,257 shares of our common stock.  As of September 30, 2010 there were two notes in default and the outstanding balance was $12,606 which includes $1,606 of penalty and interest.

2009 Summer Offering.  From June 9, 2009 to September 28, 2009, we conducted and concluded a private offering (the “Summer 2009 Offering”) of up to $500,000 aggregate face amount of our convertible notes (the “Summer 2009 Notes”) with interest compounded quarterly at the annual rate of seven percent (7%) payable at maturity. A total of $467,500 Summer 2000 Notes were sold to 17 accredited investors. The Summer 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 1,870,000 shares of our common stock at a conversion price of $0.25 per share.

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

Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the exercise price upon any future sale of common stock or warrants at or below the current exercise price. We considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, we determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed amount.  As a result, we determined that these warrants are not considered indexed to our own stock and characterized the fair value of these warrants as derivative liabilities upon issuance.

We determined that the fair value of the warrant liability at issuance on September 28, 2009 to be $668,525 based upon a weighted average Black-Sholes-Merton calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $668,525 exceeded the note value of $467,500, the excess of the liability over the note amount of $201,025 was considered as a cost of the private placement and recorded as such in 2009.  The fair value of the warrant liability as of September 30, 2010 was $609,620 (see Note 8).

As of September 30, 2010, investors have converted $467,500 of the Convertible Notes plus $5,002 of penalties and interest into 1,891,564 shares of our common stock.  There was no outstanding balance at September 30, 2010.

2009 Wellfleet Offering. On November 20, 2009, we completed a private financing of $75,000 principal amount of 7% Convertible Promissory Notes (the “Notes”) and 300,000 Common Stock Purchase Warrants exercisable at $.30 per share (the “Warrants”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with 3 accredited investors (the “Note Offering”), through Sandgrain Securities, Inc., as placement agent.

The Notes are initially convertible into shares of our common stock at a price of $.25 per share and accrue interest at 7% per year with a default rate of 10%, payable quarterly in cash.  Interest payments are payable in stock at the sole discretion of the Note holders, or, in the event that shares issuable thereon are registered under the Securities Act of 1933, as amended (the “Act”), or otherwise freely tradable pursuant to Rule 144, at our discretion as well. The Notes and any unpaid interest are due and fully payable on September 28, 2012.  The conversion price of the Notes is adjustable for corporate events such as merger, reclassification or stock splits.

Pursuant to the terms of the Purchase Agreement, and among other terms, in the event we conduct any subsequent financings (each, a “Follow On Offering”) of any kind other than an offering of securities substantially similar to the Notes and Warrants or certain other exempted issuances enumerated in the Notes, the Notes may, at the discretion of each holder thereof,  be exchanged in whole or in part to the extent of outstanding principal and/or interest in such Note, into the securities offered in the Follow On Offering, by applying and exchanging the outstanding principal and interest of such Notes towards the purchase price of the securities offered in such Follow On Offering, at the same price and terms of the Follow On Offering.

We paid a placement agent fee to Sandgrain Securities, Inc. of (i) $6,000 in cash, (ii) 24,000 shares of Common Stock constituting 8% of the number of Conversion Shares initially issuable upon exercise of the Notes, and (iii) 24,000 warrants, substantially similar to the Warrants sold to investors (the “Placement Agent Warrants”), in connection with the Note Offering, in addition to legal fees.

Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the exercise price upon any future sale of common stock or warrants at or below the current exercise price.  We considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, we determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed amount. As a result, we determined that these warrants are not considered indexed to our own stock and characterized the fair value of these warrants as derivative liabilities upon issuance.

We determined that the fair value of the warrant liability at issuance on November 20, 2009 to be $75,000 based upon a weighted average Black-Sholes-Merton calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount.  The fair value of the warrant liability as of September 30, 2010 was $97,800 (see Note 8).

As of September 30, 2010 investors have converted $50,000 of the Convertible Notes plus $1,750 of accrued interest into 207,000 shares of our common stock.  The outstanding balance at September 30, 2010 was $26,543 which includes $1,543 of accrued interest.

2009  Fall Offering. From October 2, 2009 to January 15, 2010, we conducted and completed a private offering (the “Fall 2009 Offering”) consisting of an aggregate of $1,588,125 of 7% Convertible Promissory Notes (the “Notes”) with interest compounded quarterly at the annual rate of 7% payable at maturity, and warrants to purchase an aggregate of 6,352,500 shares of our common stock (the “Fall 2009 Warrants”).  We received $1,186,875 net proceeds, of which $344,500 was received as of December 31, 2009.  The Fall 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 6,352,500 shares of our common stock at a conversion price of $0.25 per share.  The Fall 2009 Warrants are for a term of three years at an exercise price of $0.30 per share.

Each of the warrant agreements included an anti-dilution provision that allowed for the automatic reset of the exercise price upon any future sale of common stock or warrants at or below the current exercise price.  We considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, we determined that as the strike price of these warrants contain exercise prices that may fluctuate based on the occurrence of future offerings or events, and as such is not a fixed amount. As a result, we determined that these warrants are not considered indexed to our own stock and characterized the fair value of these warrants as derivative liabilities upon issuance.

We determined that the fair value of the warrant liability at issuances to be $3,027,815 based upon a weighted average Black-Scholes-Merton calculation (See Note 8), of which, $654,978 was recorded on December 31, 2009 and $2,372,837 was recorded on January 15, 2010.  We recorded the full value of the derivative of $2,372,837 as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $2,372,837 exceeded the note value of $1,243,625, the excess of the liability over the note amount of $1,129,212 was considered to be cost of the private placement and was recorded during the period.  The fair value of the warrant liability as of September 30, 2010 was $2,070,915 (see Note 8).

As of September 30, 2010, investors have converted $1,515,626 of the Convertible Notes plus interest of $7,534 into 6,092,635 shares of our common stock.  The outstanding balance at September 30, 2010 is $76,148 which includes $3,648 in accrued interest.

2010 Winter Offering. From February 15, 2010 to March 31, 2010, we conducted a private offering (the “Winter 2010 Offering”) consisting of an aggregate of $885,863 face amount of its Convertible Promissory Notes (the “Winter 2010  Notes”) have been sold for an aggregate purchase price of $805,330.  While the stated interest rate on the Winter 2010 Notes is 0%, the implied interest rate on the Winter 2010 Notes is 10% per annum. The Winter 2010 Notes mature on the first anniversary of their date of issuance. The Winter 2010 Notes are convertible, at the option of the noteholder, into 2,214,657 shares of our common stock (the “Conversion Shares”) at an initial conversion price of $0.40 per share (the “Conversion Price”).

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

We received $805,330 in net proceeds in the Winter 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Winter 2010 Offering Warrants issued in connection with the September 30, 2010 closing were valued at $476,268 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 1.02; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $329,062.  As of September 30, 2010, the aggregate value of the Winter 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $80,533 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of September 30, 2010, investors have converted $885,863 of the Convertible Notes into 2,214,657 shares of our common stock.  There was no outstanding balance at September 30, 2010.

2010 Spring Offering. From April 15, 2010 to April 30, 2010, we conducted a private offering (the “Spring 2010 Offering”) consisting of an aggregate of $143,000 face amount of its Convertible Promissory Notes (the “Spring 2010  Notes”) have been sold for an aggregate purchase price of $130,000.  While the stated interest rate on the Spring 2010 Notes is 0%, the actual interest rate on the Spring 2010 Notes is 10% per annum. The Spring 2010 Notes mature on the first anniversary of their date of issuance. The Spring 2010 Notes are convertible, at the option of the noteholder, into 357,500 shares of our common stock (the “Conversion Shares”) at an initial conversion price of $0.40 per share (the “Conversion Price”).

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

We received $130,000 in net proceeds in the Spring 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Spring 2010 Offering Warrants issued in connection with the September 30, 2010 closing were valued at $62,730 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .41; dividend yield of 0%; volatility factors of the expected market price of common stock of 110%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $67,270.  As of September 30, 2010, the aggregate value of the Spring 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $13,000 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of September 30, 2010, investors have converted $143,000 of the Convertible Notes into 357,000 shares of our common stock.  There was no outstanding balance at September 30, 2010.

2010 Summer Offering. From June 14, 2010 to July 31, 2010, we conducted and concluded a private offering (the “Summer 2010 Offering”) consisting of up to $500,000 aggregate face amount of out convertible notes (the “ Summer 1010 Notes). A total of $392,150 Summer 2010 Notes were sold to twenty six accredited investors for an aggregate purchase price of $356,500.  While the stated interest rate on the Summer 2010 Notes is 0%, the actual interest rate on the Summer 2010 Notes is 10% per annum. The Summer 2010 Notes mature on the first anniversary of of the closing of this offering and will be convertible, at the option of the noteholder, into up to 1,568,600 shares of our common stock at a conversion price of $0.25 per share (the “Conversion Price”).

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

We received $356,500 in net proceeds in the Summer 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Summer 2010 Offering Warrants issued in connection with the July 31, 2010 closing were valued at $209,512 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .55; dividend yield of 0%; volatility factors of the expected market price of common stock of 132%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $146,988.  As of September 30, 2010, the aggregate value of the Summer 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $35,650 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of September 30, 2010, investors have converted $392,150 of the Convertible Notes into 1,568,600 shares of the Company’s common stock.  There was no outstanding balance at September 30, 2010.

2010 Fall Offering. From August 10, 2010 to September 30, 2010, we conducted and concluded a private offering (the “Fall 2010 Offering”) consisting of up to $600,000 aggregate face amount of out convertible notes (the “Fall 1010 Notes). A total of $174,482 Fall 2010 Notes were sold to ten accredited investors for an aggregate purchase price of $158,620.  While the stated interest rate on the Fall 2010 Notes is 0%, the actual interest rate on the Fall 2010 Notes is 10% per annum. The Fall 2010 Notes mature on the first anniversary of of the closing of this offering and will be convertible, at the option of the noteholder, into up to 697,928 shares of our common stock at a conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Fall 2010 Offering will receive, for no additional consideration, a warrant (the “Fall 2010 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Fall 2010 Notes are convertible (the “Warrant Shares”).  Each Fall 2010 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable  for a period of twenty four months.  Up to 697,928 Warrant Shares are initially issuable on exercise of the Fall 2010 Warrants.

We received $158,620 in net proceeds in the Fall 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Fall 2010 Offering Warrants issued in connection with the September 30, 2010 closing were valued at $88,113 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .42; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $70,507.  As of September 30, 2010, the aggregate value of the Summer 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $15,862 are considered as debt discount and will be amortized over the life of the notes.

As of September 30, 2010, there were no conversions made and the outstanding balance was $174,620.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  were ineffective as of September 30, 2010, due to the material weaknesses in our internal control over financial reporting described below.

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

In light of the material weaknesses in internal control over financial reporting described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles.  Despite material weaknesses in our internal control over financial reporting, we believe that the financial statements included in our Form 10-Q for the period ended September 30, 2010 fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

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

Our Chief Executive Officer, Interim Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weaknesses described above, management concluded that, as of September 30, 2010, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

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

In addition, our management with the participation of our Chief Executive Officer and Interim Chief Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Settlement Agreement also provides that if the Company makes all payments thereunder, on a timely basis, McKinnon will waive final payments due him in the amount of $35,000.  To date, all payments have been made on time.

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

2010 Summer Offering. From June 14, 2010 through July 31, 2010, we conducted a private offering (the “2010 Summer Offering”) and issued Convertible Notes in the aggregate face amount of $392,150.  These Notes were sold for an aggregate purchase price of $356,500 net proceeds.  The Notes are convertible into 1,568,600 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 1,568,600 shares of our common stock.  (See “Details of Recent Financing Transactions”).

2010 Fall Offering. From August 10, 2010 through September 30, 2010, we conducted a private offering (the “2010 Fall Offering”) and issued Convertible Notes in the aggregate face amount of $174,482.  These Notes were sold for an aggregate purchase price of $158,620 net proceeds.  The Notes are convertible into 697,928 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 697,928 shares of our common stock.  (See “Details of Recent Financing Transactions”).

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.

Other Issuances.

During the nine months ended September 30, 2010, the Company issued 12,646,499 shares of common stock in exchange for conversion of $3,643,253 of Convertible Notes.

During the nine months ended September 30, 2010, the Company issued 224,751 shares of common stock valued at $119,118 to induce conversion of Convertible Notes. The shares issued were valued at the trading price at the date of the agreement.

During the nine months ended September 30, 2010, the Company issued 1,560,099 shares of common stock in exchange for consulting services in the amount of $713,637.  The shares issued were valued at the trading price at the date of the agreement.

During the nine months ended September 30, 2010, the Company issued 170,000 shares as employee compensation valued at $91,700.  The shares issued were valued at the trading price at the date of the agreement.

During the nine months ended September 30, 2010, the Company issued 12,121 shares of common stock in settlement of accounts payable of $4,121.  The shares issued were valued at the trading price at the date of the agreement.

During the nine months ended September 30, 2010, the Company issued 167,778 shares of common stock upon exercise of options at $0.27 per share and valued at $45,300.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

 Item 5. Other Information

We have evaluated subsequent events occurring between October 1, 2010 and November 11, 2010.

Temple University

As reported above under the Section labeled Temple University License Agreements, the Company has been in default since November 10, 2008 relating to its payment obligations to Temple University (“Temple”) for its three (3) License Agreements. As of September 30, 2010, the amounts due Temple were $625,000 in principal and $234,661 in penalties for a total amount of $859,661.  Unless the default is cured, the Company’s License Agreements with Temple will terminate and its rights thereunder will revert to Temple.

 On September 9, 2010, Temple notified the Company by letter that it will consider negotiating with the Company on one or more new license agreements (to replace the current three (3) License Agreements), subject to the following conditions:

1.
Payment by the Company of not less than $50,000 within five (5) business days upon execution of the September 9, 2010 letter, and not less than $50,000 on the first business day of each calendar month thereafter.  The Company has made the three foregoing payments totaling $150,000.

2.
Payment by the Company to Temple, within ten (10) business days of invoices, of all outstanding patent expenses related to the technology developed under the License Agreements, whether incurred before or after June 30, 2010, in the amount of $8,700.  The Company has paid these invoices in full.

If, in the sole discretion of Temple, the Company has made substantial and material progress in satisfying the outstanding payment obligations set forth above, as of November 15, 2010, Temple and the Company may begin negotiation in good faith on one or more exclusive license agreements (to replace the current three (3) License Agreements) for the technology underlying the current three (3) License Agreements. Execution of any such new license(s) shall be entirely subject to and contingent upon (a) the Company paying Temple the entire outstanding balance of  the amount owed prior to January 3, 2011, and (b) the negotiation of mutually-agreeable terms and conditions for any new license agreement(s).

If the Company fails to adhere strictly to any conditions set forth above, any and all rights of the Company under the current three (3) License Agreements shall immediately terminate, without notice or further action by Temple or the Company.  As of November 5, 2010, all payment obligations by the Company to Temple under the above-mentioned September 9, 2010, letter have been met which were comprised of $150,000 past due principal payments on the License Agreements and $8,700 of current patent expenses. Prior to the foregoing, the Company had paid Temple an additional $50,000 on August 13, 2010.  With the payments identified in this paragraph, the Company has reduced its principal obligation to Temple by approximately one-third.

 As of November 5, 2010 the Company owes Temple $550,000 in principal and $240,911 in penalties for a total of $790,911. A loss of the Company’s License Agreements with Temple will have a material adverse affect on the Company’s financial condition and prospects.  The Company can provide no assurances that it will be able to satisfy its payment obligations to Temple or that Temple and the Company will be able to reach a new mutually satisfactory license(s) agreement for the technology underlying the current three (3) License Agreements.

 Stock Isssuance

From October 1, 2010 through November 10, 2011, we issued 911,944 additional shares of our common stock.

We issued 884,167 shares of common stock in exchange for the conversion of $221,512 Convertible Notes.

We issued 27,777 shares of common stock in exchange for $7,500 exercise of options.

2010 Fall #2 Offering. On October 4, 2010, the Company began conducting a private offering (the“Fall#2 2010 Offering”) consisting of up to $3,600,000 aggregate face amount of its convertible notes (the Fall#2 2010 Notes). As of November 4, 2010, a total of $416,860 Fall#2 2010 Notes were sold to eleven accredited investors for an aggregate purchase price of $378,964.  While the stated interest rate on the Fall#2 2010 Notes is 0%, the actual interest rate on the Fall#2 2010 Notes is 10% per annum. The Fall 2010 Notes mature on the first anniversary of the closing of this offering which will be on or before November 30, 2010 and will be convertible, at the option of the noteholders into 1,667,442 shares of the Company’s common stock at a conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Fall#2 2010 Offering will receive, for no additional consideration, a warrant (the “Fall#2 2010 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Fall#2 2010 Notes are convertible (the “Warrant Shares”).  Each Fall#2 2010 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable for a period of twenty four months.  Up to 1,667,442 Warrant Shares are initially issuable on exercise of the Fall#2 2010 Warrants.

As of November 11, 2010, the outstanding balance of the Fall#2 2010 Notes was $416,860.

Colfax Agreement

           On November 5, 2010, the Company engaged Colfax Corporation (NYSE:CFX) and paid a fixed amount of $35,000 for the engineering, design and fabrication of a prototype unit of the Company’s  Applied Oil Technology (AOT™). Colfax Corporation  serves customers around the world with fluid-handling solutions that address business challenges in the harshest environments. Colfax designs‚ engineers‚ manufactures‚ distributes and supports pumps and systems for key markets worldwide such as: Commercial Marine, Defense, General Industrial, Lubrication, Oil & Gas, and Power Generation.  The prototype is being constructed for testing purposes with the US Department of Energy at the Rocky Mountain Oilfield Testing Center on the US Naval Petroleum Reserve No. 3 (NPR-3) in Wyoming.  The prototype is the next step in the Company’s technology translation from laboratory to field application, and marks a major milestone in the development process.

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

SAVE THE WORLD AIR, INC.

Date: November 15, 2010	By:	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Interim Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Interim Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350