Form 10-K
period 2010-12-30
SAVE THE WORLD AIR INC
filed 2011-03-31
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2010 was $32,136,131.

The number of shares of the Registrant’s Common Stock outstanding as of March 15, 2011 was 93,221,916

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

Overview

Save the World Air, Inc. (“STWA” or “Company” or “we”) designs, licenses and develops products to improve energy efficiency of large-scale energy production and improve diesel engine performance reducing emissions and improving fuel economy. We are a green technology company that leverages a suite of patented, patent-pending and licensed intellectual properties related to the treatment of fuels. Technologies patented by or licensed to us utilize either magnetic or uniform electrical fields to alter physical characteristics of fuels and are designed to create cleaner combustion. Cleaner combustion has been shown to improve performance, enhance fuel economy and/or reduce harmful emissions in laboratory testing.

We have two product lines;  Applied Oil Technology (“AOT”) and ELEKTRA™.

Applied Oil Technology is transitioning from the research and development stage to full-scale commercial prototypes, and is in testing with the U.S. Department of Energy.  ELEKTRA is in the research and development stage.

We obtained three licenses (the “Licenses”) from Temple University for their patent-pending uniform electric field technology, which provide the intellectual property foundations upon which the AOT and ELEKTRA products are based.  The AOT technology consists of passing crude oil through an array of dynamically-controlled electrical fields to reduce the viscosity of the oil, making it easier to pump through oil pipelines.  The ELEKTRA technology consists of passing fuel through a dynamically-controlled electrical field to assist in the atomization of fuel via fuel injectors.  ELEKTRA introduces a uniform electrical field into the fuel flow to reduce the viscosity of diesel fuel, enabling smaller droplets to be released into the combustion chamber of a diesel engine.  At December 31, 2010, the Company owed to Temple University a total of $721,785 for the License Agreement, Maintenance Fees, R&D Agreement and penalties and we were in default in those payments.  On March 28, 2011, the Company completed its final adjusted payment to Temple University for all obligations outstanding on the License Agreements and the R&D Agreement.  (See”9B. Other Information”).

The Company holds US Patent # 6901917, effective May 21, 2001 for “DEVICE FOR SAVING FUEL AND REDUCING EMISSIONS” covered in the United States, Australia, Canada, China, Russia, India, Indonesia and Mexico for the legacy technology.

We are also working with Temple University and Colfax Corporation (NYSE: CFX) to assist in the development of the commercial version of the AOT technology product line for oil refineries and pipelines.  The AOT product line uses the same dynamically-controlled strong electrical field concepts to reduce viscosity as ELEKTRA but is designed for pipeline applications that use thicker, more viscous fuels than the ELEKTRA market.  The AOT product is intended to improve the speed of highly viscous fluids such as crude oil traveling through pipelines.

We operate in a highly competitive industry.  Many of our activities are subject to governmental regulation.  We have taken aggressive steps to protect our intellectual property.  See “Competition”, “Government Regulation and Environmental Matters” and “Intellectual Property” below.

There are significant risks associated with our business, our Company and our stock.  See “Risk Factors” below.

We are a development stage Company that generated minimal revenues in 2006 and 2007. We did not generate any sales or revenues in 2008, 2009 or 2010. Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2010 and will need to raise substantial additional capital in 2011, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently to cover such expenditures.  See “Management’s Discussion and Analysis” below.

Our company was incorporated on February 18, 1998, as a Nevada corporation, under the name Mandalay Capital Corporation. We changed our name to Save the World Air, Inc. on February 11, 1999, following the acquisition of marketing and manufacturing rights of the ZEFS (legacy) technologies. Our mailing address is 735 State Street, Suite 500, Santa Barbara, California 93101. Our telephone number is (805) 845-3581. Our corporate website is www.stwa.com.

Our common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board.

Recent Developments

In 2010, the company formed a relationship with Colfax Corporation to assist in the product development of commercial prototypes of the AOT technology.  The initial prototype has been constructed  and is being used for testing by the U.S. Department of Energy.

In 2010, the Company was approved for testing by the US Department of Energy for testing its new technology at the US DOE Rocky Mountain Oilfield Testing Center, at the US Naval Petroleum Reserve #3 near Casper, Wyoming.

In 2010, the Company contracted with Pipeline Research Council International (PRCI) for testing of the Company’s AOT technology.

In 2010, Dr. RongjiaTao of Temple University confirmed the AOT technology’s effects at nano-scale level using a neutron-scattering beam at the US National Institute of Standards and Technology (NIST).

In 2010, the Company satisfied its R&D Agreement obligations with Temple University.

On February 24, 2009, we received notice from the California Air Resources Board (CARB) that we have been issued an Executive Order (EO number D-659) approving the legacy technology for road-going applications.  A CARB Executive Order is recognized by the EPA, meaning the product can also be legally sold in all 50 states subject to any applicable state regulations.

Our Business Strategy

Our business strategy is to provide the energy production and transportation industries with cost effective products to reduce their ongoing operation costs, and potentially reduce their initial capital expenditure costs.  In addition, our strategy is to provide the commercial transportation industry, military and other diesel-powered machinery operators with products to reduce their ongoing operation costs associated with fuel consumption, and potentially reduce their fuel consumption emissions.

We believe there is a large worldwide demand for products which can increase the efficiency of existing infrastructure associated with the production and transportation of hydrocarbon derived fuels.  We also believe that there is a large worldwide demand for products, which can increase the efficiency of existing infrastructure and assets associated with the maritime, military, construction, over the road and rail transportation, power generation and all other large diesel-powered systems and vehicles.

Our intent is to collaborate with established educational institutions such as Temple University, and industry partners such as Colfax Corporation to commercialize our technology, and leverage their facilities, expertise, sales channels, and infrastructure.  This will allow us to maximize the effectiveness of bringing our products to market while eliminating capital requirements and risk.  This model will allow us to accelerate all of our timelines, and retain a very competitive, and efficient corporate entity structure.

Our Products and Technologies

Applied Oil Technology (AOT)

New Technology to Reduce Oil Transportation Costs via Viscosity Reduction

There is a direct correlation between the time and expense of extracting and transporting crude oil with its viscosity. STWA aims to provide a turnkey solution to change the way that oil explorers, drillers and wholesalers manage oil, thereby improving their efficiency and profitability.

AOT increases the flow rate of crude oil in pipelines by as much as 20% with ultra-low ongoing energy costs.  The product also delivers cost reductions in pipeline operation by reducing the need for drag reducing agents, diluents and heating to lower crude oil viscosity to move oil through pipelines.

Prior to the development of AOT, the industry has used a variety of other methods to increase oil flow in pipelines, primarily by reducing the viscosity of the oil.  Reducing viscosity improves crude oil flow because it reduces the friction and drag introduced by the crude oil “rubbing” up against itself and the interior of the pipeline.  With less friction, crude oil flows faster and requires less energy to pump.

There is forecasted to be substantial increases in oil and gas demand over the upcoming years as the global economy recovers.  The rapid growth in areas such as India and China are increasing the needs for new pipeline construction in order to handle increased production and deliveries of crude oil and its derivatives to cope with the rapidly increasing demand.  Advancements in technology will be needed to improve extraction from non-conventional oil and gas sources, such as shale and sands to address the increases in demand.

Our research indicates that the global market for new oil and gas pipelines, upgrades, extensions and maintenance was worth $62.6Bn in 2009.  Growth in this sector is expected to be substantial from 2010 – 2020 as global energy demands increase, with Asia representing the majority of this growth.

Our AOT technology directly addresses this market, as it is designed to enable faster throughput rates of crude oil, increasing daily delivery capacities, and reducing operational direct expenses associated with crude oil transmission through pipelines.

AOT’s market drivers are:
•	Increased Global Demand for Oil.

With the US and global economies beginning to recover and accelerate, the demand for energy increases.  In addition, emerging nations such as India and China are accelerating their thirst for oil as their manufacturing sectors build new facilities to address expanding economies.

•	New Drilling Discoveries and Techniques.

Recent and emerging technological advancements are enabling crude oil discoveries and supplies to be made in harsher climates and from more unconventional sources such as shale and oil sands.  Cold, remote oil fields stand to benefit from viscosity reduction technology, making them more competitive.

•	Oil and Gas Price Increases.

As demand outpaces readily available supplies, new pipelines and pipeline technologies will be required to prevent supply shortages.  Greater price increases accelerate demand for additional pipelines and/or technology to improve delivery throughput capacities.

We have entered into a research and development agreement (“R&D Agreement”) with Temple University and Colfax Corporation to develop the AOT technology into commercialized products. Under the R&D Agreement Temple University in conducting an ongoing research project towards expanding the scope of, and developing products utilizing, the technologies covered under the Licenses, including a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines.  The AOT technology is designed to improve energy efficiency of large-scale energy production.  The  patented and patent pending AOT™ (Applied Oil Technology), co-developed with Temple University, provides efficient and cost-effective means of improving the efficacy of crude oil transport.

Applications for AOT include:

Crude oil extraction & delivery systems, including oil platforms, oil fields and distribution pipeline networks.  The technology reduces viscosity of crude oil, reducing the energy requirements for pipeline transmission systems. We believe that AOT is a ground-breaking innovation for petrochemical delivery systems worldwide.

Crude oil and its derivatives are fluids in suspension, meaning they have a base fluid with particulate matter “suspended” within. These suspended particles when rubbing together create drag within the fluid, increasing the overall viscosity and making it more difficult to pump the oil through domestic distribution and export pipeline networks.  Using electromagnetism, Dr. Rongjia Tao, Chair, Department of Physics, Temple University expanded on STWA’s legacy technology with an innovative in-line device that introduces short, precise electric pulse bursts within the fluid flow, forcing the particulate matter to align in the field direction. When this happens, the particulate matters' natural tendency to combine into clusters is enhanced. This enables the total surface area per unit of dissolved particulate matter to decrease. This, in turn, provides more volume within the fluid for the suspended particles to move, thereby reducing particle rubbing and friction, which reduces the oil’s viscosity.1 This improves flow.

This is potentially a high-margin, high-demand product.

Prior to the development of AOT, the industry has used a variety of other methods to increase oil flow in pipelines, primarily by reducing the viscosity of the oil.  Reducing viscosity improves crude oil flow because it reduces the friction and drag introduced by the crude oil “rubbing” up against itself and the interior of the pipeline.  With less friction, crude oil flows faster and requires less energy to pump.

AOT has competitive advantages versus these existing methods of reducing viscosity.  In some cases it can replace existing methods; in most cases it is a complimentary technology that reduces the overall cost of viscosity reduction.

In 2004, STWA approached Temple University with a research grant to expand on the Company’s legacy technology (ZEFS, MK IV, Mag ChargR and the ECO ChrgR), with Dr. Rongjia Tao, Chairman, Temple University Physics Department as principal investigator for the development and commercialization of improving oil flow using electric fields. We then assigned the original patent application for this technology “Method and Apparatus for a Treatment of a Fluid” to Temple University. In March 2008, Dr. Tao published Final Report Reducing the Viscosity of Crude Oil by Pulsed Electric and Magnetic Field disclosing a series of tests where crude oil viscosity was reduced by as much as 50%.  In 2009, we captured a series of tests on video and also demonstrated the technology to Colfax Corporation.  In August, 2010, chief scientist, Dr. Tao had confirmed the technology’s effects using a neutron-scattering beam at the National Institute of Standards and Technology (NIST).  In November 2010, we announced that we had engaged Colfax Corporation to build a prototype to be tested at the US Department of Energy RMOTC in Casper, Wyoming. In January, 2011, we announced we were contracting with the Pipeline Research Council International for the testing of the Applied Oil Technology at the US Department of Energy.

ELEKTRA
New Emissions Reduction and Fuel Efficiency Technology

STWA’s patented and patent pending ELEKTRA™, co-developed with Temple University, improves diesel engine performance reducing emissions and improving fuel economy, by assisting in fuel atomization just prior to combustion. The ELEKTRA technology is designed to be installed in the fuel supply lines of vehicles and, because there are very few variations in the size and type of those lines, we anticipate that a relatively small number of variable capacity devices and a selection of installation adapters will cover most vehicle installations.

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

Using electromagnetism, Dr. Rongjia Tao, Chair, Department of Physics, Temple University expanded on STWA’s legacy technology with an innovative in-line device that introduces short, precise electric pulse bursts within the fluid flow, forcing the particulate matter to align in the field direction. When this happens, the particulate matters' natural tendency to combine into clusters is enhanced. This enables the total surface area per unit of dissolved particulate matter to decrease. This, in turn, provides more volume within the fluid for the suspended particles to move, thereby reducing particle rubbing and friction, which reduces the fuel’s viscosity.

1 Recent scientific research on the Company’s technology at the US National Institute of Standards and Technology  NIST has confirmed the technology’s effect on crude oil molecules.  The report can be found at the following link: http://www.stwa.com/STWA/whitepapers/STWA_Crude_Oil_Electrorheology_Neutron_Scattering_Test_at_NIST.pdf

 The Company entered into a research and development agreement (R&D Agreement) in 2007 with Temple University to conduct further research on the AOT/ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the Licenses, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. If the research project yields results within the scope of the technologies licensed pursuant to the Licenses, those results will be deemed included as rights licensed to the Company pursuant to the Licenses. If the research project yields results outside of the scope of the technologies covered by the Licenses, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.

The Company has entered into three License Agreements with Temple University covering Temple University’s current patent applications concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution, and concerning electric field effects on crude oil and edible oil viscosity. Initially, the License Agreements are exclusive and the territory licensed to the Company is worldwide. Pursuant to the License Agreements, the Company will pay to Temple University  license fees in the aggregate amount of $300,000.  A payment of $50,000 was due on November 1, 2006; a payment of $100,000 was due on March 2, 2007; a payment of $75, 000 was due on February 2, 2008 and the final payment is due on February 2, 2009.  Annual maintenance fees of $25,000 for the first license were due on November 1, 2007, November 1, 2008, and November 1, 2009.  Annual maintenance payments of $150,000 for two of the licenses were due January 1, 2008 and January 1, 2009.   In addition, each License Agreement separately provides that the Company will pay royalties to Temple University on net sales of products incorporating the technology licensed under that License Agreement in an amount equal to 7% of the first $20 million of net sales, 6% of the next $20 million of net sales and 5% of net sales in excess of $40 million. Sales under the three License Agreements are not aggregated for purposes of calculating the royalties payable to Temple University. In addition, the Company has agreed to bear all costs of obtaining and maintaining patents in any jurisdiction where the Company directs Temple University to pursue a patent for either of the licensed technologies. Should the Company not wish to pursue a patent in a particular jurisdiction, that jurisdiction would not be included in the territory licensed to the Company.

On November 10, 2008, the Company received written notice from Temple University of a material breach relating to required payments under the License Agreements.  The notice provides the Company with 60 days’ notice to cure the material breach.  The Company’s failure to cure could result in a termination of the License Agreements..  Under the License Agreements the Company is subject to a penalty of 1% per month of the amounts due and unpaid under the License Agreements.  As of December 31. 2010, the Company was in default in the total amount of $721,785 which includes $256,785 of penalty interest and the Company has accrued this in the accompanying financial statements.    On March 28, 2011, the Company completed its final adjusted payment to Temple University for all obligations outstanding on the License Agreements and the R&D Agreement.  (See”9B. Other Information”).

The Company also entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results.  Pursuant to the R&D Agreement, the Company will make payments to Temple University in the aggregate amount of $500,000.

On November 10, 2008, the Company received written notice of default from Temple University of a material breach relating to required payments under the R&D Agreement... The notice provides the Company with 60 days to cure the material breach.  The Company’s failure to cure the breach could result in the termination of the R&D Agreement.   At December 31, 2010, the Company has paid in full the amount of $500,000 under the R&D Agreement.

We believe that the applications for products incorporating the ELEKTRA technology will include diesel, maritime diesel, aviation and military diesel, applications.  Subject to our cash flow and liquidity limitations, we are currently developing diesel tractor trailer applications and our present intention, subject to change, is to seek joint venture partners to commercialize the ELEKTRA technology in various applications.  Subject to adequate financing, we currently believe that we may be able to commence sales of ELEKTRA products by the third quarter of 2011.

Research and Development

The Company has engaged the Colfax Corporation in 2010 to assist in the development of commercialized versions of its technology with the intent to test and bring to market.

Colfax Corporation is a major manufacturer of industrial pumps and fluid handling technologies used on many ships worldwide.  Colfax adds value to the ELEKTRA implementation in these areas:

•	Engineering team with skills to complete product design
•	Manufacturing capability for prototype and production product
•	Distribution to sell, deliver and support ELEKTRA worldwide
•	Colfax Corporation assists advancement of ELEKTRA’s mesh configuration
•	Colfax Corporation’s existing products piggyback ELEKTRA devices for additional efficiency gains and product extensions
•	Colfax alliance gets ELEKTRA to market with less capital than STWA development of dedicated engineering, manufacturing and distribution

The Company entered into a research and development agreement (R&D Agreement) in 2007 with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines.

Independent Laboratory and Scientific Testing

The Company is currently working with the U.S. Department of Energy to test its technology at the Department of Energy’s Rocky Mountain Oilfield Testing Center (RMOTC), near Casper, Wyoming.  This third-party testing is to establish independently verified data related to the Company’s technology as applied to commercial use in a controlled facility, using a commercial-scale prototype co-developed with Colfax Corporation.

On August 2 and 3, 2010, a group led by Dr. Rongjia Tao from Temple University conducted experiments at the National Institute of Standards and Technology (NIST) Center for Neutron Research (CNR). NIST, an agency of the U.S. Department of Commerce, founded in 1901 in Gaithersburg, Maryland, is the nation's first federal physical science research laboratory.

Dr. Tao's team used the NG7 SANS (Small Angle Neutron Scattering) beam to investigate at a nano-scale level, the effects produced by STWA's Technology. The NG7 line was built as a joint effort between Exxon Corporation and the U.S. Government for fluid research, and uses the relatively new technique of neutron reflectometry to investigate the near-surface structure of many materials at the molecular level. The tests captured data and pictures with and without the field, confirming scientific evidence of its effect at a molecular level. The report can be found at the following link: http://www.stwa.com/STWA/whitepapers/STWA_Crude_Oil_Electrorheology_Neutron _Scattering_Test_at_NIST.pdfTesting of the technology as applied to crude oil extraction and transmission has been conducted at Temple University in their Physics Department

Sales and Marketing

Applied Oil Technology

Manner in Which Product or Work Pipeline Industry’s Mission:
The Pipeline Industry is in the business of oil production and transportation.  Pipeline construction is highly expensive.  The Company’s AOT technology potentially reduces the pipe diameters and pump sizes needed for new pipeline construction dramatically saving on capital expenditure.

For example, the 800-mile Alyeska Pipeline uses DRA, Drag Reducing Agent to reduce viscosity.2  An article in Petroleum News in 2007 highlighted that billions of dollars can be saved by lowering viscosity of crude oil:

Management believes that AOT will provide the same potential savings in constructing new pipelines, at much less cost to operate and much less environmental impact than DRA.  Additionally, for existing pipelines, this technology increases their daily revenue potential by moving more oil in a given time and pipe diameter and potentially postpones new construction.

2 “TAPS' reduced flow to reflect N. Slope decline”, Oil & Gas Journal, June 10, 1996, p.30.

Management believes that AOT will be an attractive option for producers and pipeline operators in its ability to reduce the operation costs associated with crude oil transport.  The oil industry is a very large, yet tightly-knit, focused community.  Management believes that The Company’s affiliation with Pipeline Research Council International (PRCI) will be beneficial in its ability to rapidly disseminate information pertaining to AOT’s effectiveness in improving pipeline efficiency.

PRCI is a community of the world’s leading pipeline companies, and the vendors, service providers, equipment manufacturers, and other organizations supporting our industry. Since 1952, PRCI has been recognized around the world as a unique forum within the energy pipeline industry delivering great value to its members and the industry — both quantitative and qualitative — through the development and deployment of research solutions to the operational, maintenance, and regulatory challenges that face it.

The majority of the world’s largest oil and gas pipelines are fully-integrated companies, which are involved in all stages of petrochemical production from extraction to delivery.  The companies explore for and produce, own the pipelines for transport, and refine the petrochemicals for wholesale and retail sale.  Management believes that the Company’s AOT technology is of interest at every level of the extraction, production, transport and delivery to these ‘super major’ companies.

Management believes that the industry is actively seeking new and innovative cost-savings and throughput capacity improvement technology such as the Company’s Applied Oil Technology (AOT).  Management believes that targeted messaging to pipeline operators via trade journals and industry trade shows will create strong worldwide demand for the Company’s Applied Oil Technology.

Growing Markets:

China, a net importer of oil, and the world’s most populated country, is the second highest consumer of oil behind the US whose energy needs are forecast to be increasing 150% by 2020.  Its oil consumption rate is growing at seven times that of the US, and China is investing heavily in new oil pipelines and infrastructure to accommodate this ramp-up.  It is forecasted that 70% of Chinas imported oil will be coming from the Mid-East and Central Asia by 2015.  Management believes that The Company’s AOT technology holds the potential to provide advantages for the Chinese pipeline industry to assist in this growth.

India, a net importer of oil, is the second most populated country and is directly competing with China in securing oil supplies and infrastructure to fuel its own rapid growth.  India currently imports 70% of its oil, and is forecast to increase this number to 85% by 2020.  India is investing heavily in pipelines and infrastructure to accommodate this ramp-up. Management believes that the Company’s AOT technology holds the potential to provide advantages for the Indian pipeline industry to assist in this growth.

Asia boasts the global region with the largest growth forecasts and is expected to grow from $20.9Bn in 2010 to $32.1Bn in 2020.  Asia is a very promising region in that its growth is largely being fueled by state-owned companies under direction from their respective governments.  The total market forecast for this region is expected to be worth up to $306.5Bn from 2010 to 2020.  Management believes that there is the potential for strong interest in the Company’s AOT technology in these regions.

Declining Markets:

The US is currently the largest consumer of oil, yet its market forecast is not as strong over the 2010-2020 timeline as other regions, due to its markets being more closely linked to the financial markets, which suffered greatly in the 2008+ economic downturn.  The MidEast, Asian, and European markets were more insulated to this exposure due to their industries being largely government backed.  The North American does have a large number of new pipelines planned, yet their development has been halted until they become economically viable, pending economic recovery.   The North American market however is forecast to see large growth rates as the economic recovery takes hold.  The North American market is forecast to rise from $6.4Bn in 2010 to $16.9Bn in 2020 with the majority of growth from 2010-2015 of 23% CAGR and a decline in the 2015-2020 of -1.5% CAGR.  The total market forecast for this region is expected to be worth $162.3Bn from 2010-2020.  Management believes that there is the potential for strong interest in the Company’s AOT technology in this region.

The Australian market is forecast to decline in the second half of the decade as its infrastructure matures to full saturation with sufficient transmission line capacity, low relative population in comparison to other regions, and increasing use of alternative energies.  The Australian, market is expected to grow from $1.8n in 2010 to $3.3Bn in 2020, with the majority of growth from 2010-2015 of 13.8% CAGR and a decline in the 2015-2020 of -0.8% CAGR.  The total market forecast for this region is expected to be worth $32.7Bn from 2010-2020.  Management believes that there is the potential for strong interest in the Company’s AOT technology in these regions.

AOT Market Summary:

Despite the recent publicity and interest in the public eye related to the negative aspects associated with the use of fossil-fuels, the reality is that the global use of fossil fuels will continue to be very strong into the foreseeable future.  Petrochemicals are forecast to continue to be the mainstay of the global energy supply, until alternative and emerging energy sources are discovered and developed.  Management believes that the Company’s AOT technology will become a rapidly implemented and increasingly attractive option for producers and operators as they expand their operations to accommodate the rapidly rising demand for global crude oil supplies.  New pipelines are being constructed, new fields are being discovered, and new infrastructure is being built to handle the increasing demand around the globe.  Management believes that these new pipelines and infrastructure can benefit from the advantages the Company’s AOT technology can provide.

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

In a 2010 paper published by Dr. Rongjia Tao, Ph.D., Chair of the Physics Department at Temple University titled “Electrorheology Leads to Efficient Combustion,” Dr. Tao stated that over six months of testing that ELEKTRA increased highway mileage of a Mercedes 300D 19% , from 32 mpg to 38 mpg and increased city mileage 12% to 15%.

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

Market Drivers

The California Air Resources Board (ARB) has established regulations that are driving the need for new emissions reduction technologies.  ARB has established the following regulations on ship emissions:

“Requires use of cleaner fuels within 24 nautical mile zone of the California coastline
July 1, 2009
– use marine gas oil (averages 0.3% sulfur), or
– use marine diesel oil with a 0.5% sulfur limit
January 1, 2012
– use marine gas oil with a 0.1% sulfur limit, or
– use marine diesel oil with a 0.1% sulfur limit
Applies to main and auxiliary engines, and auxiliary boiler3”

ARB will grant exemptions to vessels that apply for a temporary experimental or research exemption.

“Temporary Experimental or Research Exemption
Provided for research projects that will advance the state of knowledge of exhaust control technology or characterization of emissions
– Allows for the use of noncompliant fuel
– Applicant must provide progress reports and all test data and other project results
– Exemption possible for up to 3 years, with an extension possible
– Application process takes about 30 days”

Cargo ships primarily use a high-sulfur content, undistilled fuel known as Bunker-C or residual oil because it is inexpensive.  Low sulfur ship fuels such as MDO (Marine Diesel Oil) can cost up to six times as much as Bunker-C.  Additionally, ships have to shut down and clean out their fuel systems when switching from Bunker-C to MDO.  This can add an extra day to every inbound ocean voyage, greatly increasing the operating cost for ship fleets.  A technology that could deliver emissions reduction with Bunker-C and avoid shipping companies having to switch to MDO could avoid dramatic cost increases in shipping.

In the United States, California, through the California Air Resources Board (“CARB”), continues to set the strictest emission standards for the country and the United States Environmental Protection Agency (“EPA”) has indicated it may adopt more stringent emission standards, which would be applicable throughout the United States. Former California Governor Arnold Schwarzenegger had also announced his intent to seek greenhouse gas (“GHG”) legislation and the United States Congress is also considering GHG legislation.

3 Air Quality Maritime Working Group Meeting USE OF LOW SULFUR DISTILLATE FUELS IN OCEAN-GOING VESSEL, April 28, 2010, California Environmental Protection Agency

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

Management believes that having the US DOE (US Department of Energy) test results verifying that AOT improves flow rates and reduces energy consumption will be the milestone that will allow the Company to begin closing sales of the product line.  Management believes that the product line, integrated into the customers existing infrastructure may be able to yield higher throughput capacity and/or reduce energy requirements of the pumps moving the oil through the pipelines due to lower viscosity.

Upon completion of our tests and the results being published, management will seek contracts within the oil production and transportation industries and the selection of a manufacturing company as follows:

Selecting a Manufacturing Partner

We intend to outsource the manufacturing of the AOT technology and are looking for three things in selecting a manufacturing partner. We are currently interviewing candidates.

●	Existing proven, large-scale manufacturing and distribution for oil producers and transport hardware

●	Existing relationships with oil producers and pipeline operator decisionmakers

●	Forward-looking proactive corporate vision looking to boldly expand their market share

ELEKTRA

As a result of six months of field testing and refining, we are refitting the ELEKTRA with a new power supply and electronics to optimize the exposure of the fuel to the electric field in an attempt to create peak efficiency. Dr. Luke Turgeon and his company has been retained by us to bring simulation and electronic design skills in an attempt to allow us to go from design to a stable cost effective volume production in the fastest time possible.

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

●	Existing proven, large-scale manufacturing and distribution for transportation OEMs

●	Existing relationships with fleet managers of large diesel truck operators

●	Forward-looking proactive corporate vision looking to boldly expand their market share

Competition

The oil industry is highly competitive.  We are aware of only two currently available competitive technologies in widespread use for reducing the viscosity of oil throughout the world.  Many of our competitors have greater financial, research, marketing and staff resources than we do. For instance, oil pipeline operators use heat and/or chemical additives to reduce the viscosity of crude oil to improve flow in pipelines, but, these methods are expensive and/or pose environmental and/or refinery challenges.  Management believes that The Company’s AOT technology presents advantages over traditional methods, yet the industry’s willingness to experiment with said new technology may pose some challenges in acceptance.

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

Although we are unaware of any technologies that compete directly with our technologies, there can be no assurance that any unknown existing or future technology will be, superior to products incorporating the AOT or ELEKTRA technology may provide the benefits of all of emission reductions, fuel efficiency and engine performance enhancement.   There are competing products which provide one or more of the beneficial attributes of our AOT or ELEKTRA technology, but not all three benefits.  Additionally, we believe that those competing products that show benefit in more than one area demonstrate greater benefit in only one area and provide only minimal improvements in other areas.

Competing emissions reduction products are largely comprised of catalytic converters and alternative fuels. Catalytic converters are much more expensive than products incorporating our AOT or ELEKTRA technology, and are sensitive and subject to damage caused by the poor quality or adulteration of fuel commonly used in developing nations. In addition, while catalytic converters reduce emissions, they do not improve fuel efficiency or engine performance. Domestically, there are a large number of manufacturers and distributors of catalytic converters, such as Engelhart Inc., Dow Corning Inc., Delphi Corporation and Car Sound Exhaust System, Inc., among others. Internationally, most catalytic converters are manufactured and distributed by Engelhart Inc., Delphi Corporation and a large number of smaller businesses in a fragmented industry.

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

EU Regulation

The current EU emissions standard for motorcycles is EURO 3, and for automobiles and trucks the emissions standard is EURO 4. Although there is not a EURO 4 standard for motorcycles currently, the current trend appears to be for stricter regulation. On the other hand, the automobile standard is currently moving towards adopting EURO 5 standards by 2011 and EURO 6 by 2014. These standards are difficult to attain and the automotive industry is spending billions of Euros to engineer solutions. European auto manufacturers are becoming increasingly at odds with the European Commission (“EC”), the body which evaluates the industry and makes regulatory standards recommendations to the EU, over CO2 emissions regulations.

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

Intellectual Property

ELEKTRA and APPLIED OIL TECHNOLOGY (AOT)

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

Country	Number	Filing date	Status
GCC *	GCC/P/2005/5066	22-August-2005	Application Allowed/Accepted
Brazil	0510871-3	13-May-2005	Examination requested 29 April 2008 - awaiting report
Canada	2566739	13-May-2005	Examination requested - awaiting report
China (Method)	200580023369.3	13-May-2005	Application Allowed/accepted
China (Apparatus)	NA		Instructions sent to Agent
Algeria	60593	13-May-2005	ABANDONED on Client's instructions
Eurasia	200602114	13-May-2005	GRANTED – Russia Only
Egypt	PCT 1087/2006	13-May-2005	Application filed – awaiting examination
United Kingdom	624025.3	13-May-2005	GRANTED
Indonesia	WO0200603429	13-May-2005	Granted
Libya	3560/2008	28-January-2008	Application filed - awaiting examination
Mexico	PA/a/2006/013206	13-May-2005	GRANTED
Norway	20065632	13-May-2005	Application filed – awaiting examination
United States	11/519168	13-May-2005	Application filed – awaiting examination

* Covers Kuwait, Oman, Qatar, Saudi Arabia, the United Arab Emirates, and Bahrain.

Legacy Technology
MAG ChargR™/ECO ChargR™, (legacy)

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

ZEFS and MK IV Technologies in MAG ChargR and ECO ChargR (legacy)

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

Research and Development (legacy)

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

ECO ChargR (ZEFS Technology) (legacy)

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

MAG ChargR (legacy)

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

On February 20, 2010, we entered into a distribution agreement for the MagChargR with Magnumforce Race Car Fabrication, Inc.  (Magnumforce). The agreement provides for an initial order of $125,000, payment of which is contingent upon Magnumforce selling our product to its customers.  The product was tested in 2007 in connection with fuel savings and emission reduction and the CARB certification was necessary before distribution and sales could occur.  Magnumforce manufactures and markets a broad line of racing and high performance products for Dodge, Chrysler and Plymouth vehicles through multiple points of distribution.

We have also had discussions with Brothers Performance and Motorcycle Products Consulting Incorporated (MPCI) to carry the MAG ChargR product.

According to SEMA, buying behavior has shifted in the last twelve months with enthusiasts now purchasing more performance products online than at retail.  To that end, we have targeted online retailers as distribution partners.

ECO ChargR (legacy)

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

MAG ChargR and ECO ChargR (legacy)

As of December 15, 2010, the Company has built and tested three working prototypes of the MAG ChargR for the following make, model and engine configurations.

Make	Model	Year	Engine
Chrysler	SRT8	2006	6.1L Hemi
Dodge	Challenger	2010	6.1L Hemi
Chevrolet	Suburban	2005	4.6L Big Block

Of these three models, the Company has received and published the following test results for product performance.

Make	Model	Year	Engine	HP Increase @ 4680 RPM	Torque Increase @ 4680 RPM
Chrysler	SRT8	2006	6.1L Hemi	3.4%	5.4%
Chevrolet	Suburban	2005	Big Block	11.5%	8.9%

In order to start sales in California, the Company is required to obtain a certification for the MAG ChargR from the California Air Resources Board (CARB).  The Company has received CARB certification and can now sell and distribute throughout the United States.

For the MAG ChargR product roll-out, we will attempt to have the product ready for the ten most popular general purpose automobiles listed above and the ten most popular Muscle Cars that fit our value proposition.  According to Musclecarfacts.net on December 14, 2010, the ten most popular Muscle Cars in 2010 are, in order; the 2010 Camaro, the 1967 Camaro, the 1969 Camaro, the 1970 Challenger, the 1974 GTO, the 1970 AMX, the 1970 Barracuda, the 1969 AMX, the 1968 Camaro, and the 1968 AMX.

The manufacture of the magnets used in products incorporating our ZEFS or MK IV technologies requires a rare-earth metal, neodymium. Neodymium is readily available in China, at relatively stable prices.

ZEFS Patent Applications (legacy)

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

Device For Saving Fuel and Reducing Emissions [MK1] (legacy)

Cullen & Co Reference : 015090

Summary of Invention

A fuel saving device has a disk like nonmagnetic body provided with a central opening and a number of permanent magnets having opposed polarities positioned about the central opening to provide multidirectional magnetic fields. The device is positioned in a fuel air mixture to reduce emissions.

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

Priority Date

The priority date is 19 May 2000 from Australian patent application PQ7629.

An International patent application was filed (PCT/AU01/00585) having a filing date of 21 May 2001.

Patent applications have been filed in the following countries:

Country	Number	Filing date	Status
Australia	2001258057	21 May 2001	GRANTED
Bosnia & Herzegovina	BAP 021290A	21 May 2001	ABANDONED on client’s instructions
Brazil	0111365-8	21 May 2001	ABANDONED on client’s instructions
Bulgaria	107391	21 May 2001	ABANDONED on client’s instructions
Canada (small entity status)	2409195	21 May 2001	GRANTED
China	01809802.9	21 May 2001	GRANTED
Columbia	02115018	21 May 2001	ABANDONED on client’s instructions
Croatia	P20020982A	21 May 2001	ABANDONED on client’s instructions
Czech Republic	PV 2002-4092	21 May 2001	ABANDONED on client’s instructions
Eurasian +++	200201237	21 May 2001	GRANTED. Renewed in Russia only.
Europe ++	019331222.2	21 May 2001	Awaiting examination
Georgia	4098/01-2002	21 May 2001	ABANDONED on client’s instructions
Hong Kong	04100327.0	21 May 2001	Registered
Hungary	P 03 01796	21 May 2001	ABANDONED on client’s instructions
India	IN/PCT/2002/01523	21 May 2001	Allowed/Accepted
Indonesia	WO0200202844	21 May 2001	GRANTED
Israel	152902	21 May 2001	ABANDONED on client’s instructions
Korea [South]	2002-7015531	21 May 2001	Under examination – response filed.
Japan	586731/2001	21 May 2001	Under examination – response filed.
Mexico	PA/A/2002/011365	21 May 2001	GRANTED
Morocco	PV/26.964	21 May 2001	ABANDONED on client’s instructions
New Zealand	523113	21 May 2001	ABANDONED on client’s instructions
Norway	20025531	21 May 2001	ABANDONED on client’s instructions
Poland	P358837	21 May 2001	Response filed
Serbia	P-870/02	21 May 2001	ABANDONED on client’s instructions
Singapore	93310 [WO 01/90562]	21 May 2001	ABANDONED on client’s instructions
South Africa	2002/10013	21 May 2001	ABANDONED on client’s instructions
Sri Lanka	12918	21 May 2001	Lapsed
Trinidad & Tobago	TT/A/2002/00213	21 May 2001	ABANDONED on client’s instructions
Ukraine	20021210144	21 May 2001	ABANDONED on client’s instructions
United States	6901917	21 May 2001	GRANTED
Vietnam	1-2002-01168	21 May 2001	ABANDONED on client’s instructions
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

Device for Saving Fuel and Reducing Emissions [MK4] (legacy)

Cullen & Co Reference: 050847

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

Priority Date

The priority date is 21 June 2005 from Australian patent application 2005903248.

Country	Number	Filing date	Status
Australia	2006261578	20-June-2006	Examination requested
China	200680030319.2	20-June-2006	GRANTED
Europe	To be advised	20-June-2006	Application filed - awaiting Examination Report
India	262/KOL NP/2008	20-June-2006	Examination requested – Awaiting Report
Japan	2008-517269	20-June-2006	Examination requested – Awaiting Report
Korea	2008-7001473	20-June-2006	Examination to be requested by 20 June 2011
Malaysia	PI 20062013	02-May-2006	Examination to be requested by 2 May 2011
Taiwan	95115220	28-April-2006	ABANDONED on Client's instructions
Thailand	601001997	02-May-2006	Examination to be requested by 17 January 2012
United States	11/922601	20-June-2006	Application filed - awaiting filing report

Trademarks

ECO ChargR™

Country	Number	Filing Date	Status
Australia	1121860	4 July 2006	GRANTED
Madrid *	1121860	4 January 2007	GRANTED
Canada	1330199	4 January 2007	Accepted – awaiting Registration Certificate
Indonesia	D00 2007 000330	4 January 2007	Application filed – awaiting examination
Malaysia	2007/00156	4 January 2007	Application filed – awaiting examination
Thailand	649741	4 January 2007	Application filed – awaiting examination
Taiwan	96000462	4 January 2007	Under examination – response filed.

* Madrid Protocol application designates the following countries:

●	China
●	European Community
●	United States
●	Japan
●	Korea
●	Singapore
●	Vietnam

MAG ChargR™

Country	Number	Filing Date	Status
Australia	1121864	4 July 2006	Registered Co-Existence Agreement with Mag Instruments
Madrid	1121864	4 January 2007	GRANTED
Canada	1330200	4 January 2007	Under examination – response filed
Indonesia	D00 2007 000331	4 January 2007	Application filed – awaiting examination
Malaysia	2007/00157	4 January 2007	Application filed – awaiting examination
Thailand	649742	4 January 2007	Application filed – awaiting examination
Taiwan	96000465	4 January 2007	Allowed/Accepted.

STWA PERFORMANCE™

Country	Number	Filing Date	Status
Australia	1140033	11 July 2006	GRANTED
Madrid	1140033	10 July 2007	GRANTED

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

Employees

As of December 31, 2010, we had eight full-time employees. As of such date, we also utilized the services of nineteen part-time consultants to assist us with various matters, including engineering investment relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A. Risk Factors

We have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated our first revenues from operations in late 2006 and we have incurred net losses every year since our inception in 1998. For the fiscal years ended December 31, 2009 and 2010, we had net losses of $9,494,906 and $6,194,950, respectively.  To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our securities, including equity and debt.  We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. We have significantly reduced both our research and development efforts, and our sales and marketing efforts, during the past year. Consequently, we will need to generate substantial additional funds, from a combination of revenue and external financing activities, to fund our operations. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the Company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our AOT and ELEKTRA technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 30, 2011, our independent auditors stated that our consolidated financial statements for the year ended December 31, 2010 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring negative cash flows from operations and accumulated deficit. We had an accumulated deficit of $58,432,920 as of December 31, 2010. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations and have relied on external sources of capital to fund operations. We had $101,645 in cash at December 31, 2010 and negative cash flow from operations of $3,142,980 for the year ended December 31, 2010.

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

As of December 31, 2010 and thereafter, our expenses ran, and are expected to continue to run, at a “burn rate” of approximately $220,000 per month, which amount could increase during 2011. We are not currently able to fund operations on a current basis, and we will require substantial additional capital in order to operate.  In order to fund some of our capital needs, we conducted private offerings of our securities in 2009 and 2010.   While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that the equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.

We will need additional capital to repay certain short-term debt as it matures.

 At December 31, 2010, the Company was in default on the 2008 Winter Offering of notes in the amount of $6,697 and the 2009 Spring Offering of notes in the amount of $6,455. Negotiations are being conducted to convert these notes into shares of the Company’s common stock.

We have $386,760 remaining principal amount of convertible subordinated notes due in November 2011 to certain investors. In November 2010, we issued $940,347 convertible notes in our 2010 Fall Offering #2 to certain investors, of which $386,760 will be due in November 2011.

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

Our business strategy is to develop, manufacture and market products incorporating our AOT and ELEKTRA technologies.  We also intend to develop, manufacture and market products incorporating the ELEKTRA technology. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

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

The commercial viability of AOT technologies remains largely unproven and we may not be able to attract customers.

Despite the fact that have entered into various distribution agreements and made some initial sales of our products to distributors, to the best of our knowledge, no consumer or pipeline manufacturer has used the products incorporating the AOT technologies to reduce crude oil viscosity to date. Accordingly, the commercial viability of our devices is not known at this time. If commercial opportunities are not realized from the use of products incorporating the AOT technologies, our ability to generate revenue would be adversely affected.  There can be no assurances that we will be successful in marketing our products, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of our products will significantly and negatively impact our financial condition.

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

We were in default in payments due Temple University

At December 31, 2010, the Company owed to Temple University a total of $721,785 for the Maintenance Fees and penalties and we were in default in those payments.  The Company’s failure to cure the default could result in the termination of the License and R&D Agreements.  On March 28, 2011, the Company completed its final adjusted payment to Temple University for all obligations outstanding on the License Agreements and the R&D Agreement.  (See”9B. Other Information”).

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

A large portion of our expenses, including expenses for our facilities, equipment and personnel, is relatively fixed and not subject to further significant reduction. In addition, we expect our operating expenses will increase in 2011 as we continue our research and development and increase our production and marketing activities, among other activities. Although we expect to generate revenues from sales of our products, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

The market price for our common stock has been volatile during the last year, ranging from a closing price of $0.82 on March 24, 2010 to a closing price of $0.20 on September 2, 2010, and a closing price of $0.39 on March 15, 2011. Additionally, the price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including:

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

In March 2009, the Company entered into a sublease agreement for its executive offices in Santa Barbara, California.  The term of the lease was for $3,520 per month from April 1, 2010 through December 31, 2010 and $3,630 per month from January 1, 2010 to December 31, 2010.

In November 2010, the Company entered into a lease agreement for its executive offices in Santa Barbara, California.  The term of the lease was for $5,830 per month from January 1, 2011 through December 31, 2013.

Item 3.   Legal Proceedings

We have concluded our litigation in previous matters involving the Company’s prior Chairman and Chief Executive, Jeffrey Muller and all related matters and are of the current opinion that the Company no longer faces litigation liability in connection with those cases. We are continuing to ensure the Company’s obligations are fully in compliance with a previous injunction order entered by a Federal District Court over six years ago to timely file all of the Company’s financial and related reports.  The Company will shortly be petitioning the Federal District Court to dissolve the compliance injunction on the basis that for more than a six-year period, under the Company’s new administrative and executive leadership, it has been in full compliance with the Company’s SEC financial and reporting obligations. We can provide no assurance that such action to dissolve the injunction would be successful.

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Litigation Involving Former Executive Officer

As previously reported, on April 7, 2010, Bruce McKinnon, the former CEO of the Company, and the Company entered into an Agreement Re: Collection on Judgment (“Judgment”) (the “Settlement Agreement”),  wherein McKinnon, among other things, agreed to cease further collection efforts on the Judgment, and the Company, among other things, agreed to satisfy the Judgment for, and McKinnon agreed to accept as full and final satisfaction of the Judgment, subject to certain payment waivers described below, a total amount of $360,000, plus interest of ten percent (10%) per annum from March 15, 2010, on the unpaid balance until paid, payable as follows:  $30,000 on April 7, 2010; $85,000 on or before April 15, 2010; and, $15,000 per month commencing on June 1, 2010, until paid.   As of December 31, 2010, all payments have been made on time and the balance due is $155,270.  The Settlement Agreement also provides that if the Company makes all payments thereunder, on a timely basis, McKinnon will waive final payments due him in the amount of $35,000.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Through May 21, 2007, our common stock was traded on the Over the Counter Bulletin Board (the “OTCBBJ under the symbol “ZERO”. Effective May 22, 2007, our common stock was removed from the OTCBB and placed on the “Pink Sheets”. Effective February 8, 2010, our common stock was reinstated and currently trades on the OTCBB. The following table sets forth the high and low bid prices of the Company’s common stock for the quarters indicated as quoted on the Pink Sheets or the OTCBB, as applicable, as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2010		2009
	High	Low	High	Low
First Quarter	$0.82	$0.47	$0.50	$0.38
Second Quarter	$0.74	$0.32	$0.43	$0.25
Third Quarter	$0.45	$0.20	$0.42	$0.22
Fourth Quarter	$0.54	$0.28	$0.58	$0.28

According to the records of our transfer agent, we had 975 stockholders of record of our common stock at March 15, 2011. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Issuances of Unregistered Securities in Last Fiscal Year

Transactions”). 2009  Fall Offering. From October 2 2009, through January 15, 2010, the Company conducted a private offering (the “2009 Fall Offering”) consisting of an aggregate of $1,588,125 of Convertible Promissory Notes. The Notes were sold for  $1,186,875 net proceeds, and the Company converted existing liabilities of $401,250 to these Notes.  The Notes are convertible into 6,352,500 shares of our common stock and in addition investors received warrants to purchase up to 6,352,500 shares of our common stock.  (See “Details of Recent Financing”)

2010 Winter Offering. From February 15, 2010 through June 30, 2010, we conducted a private offering (the “2010 Winter Offering”) and issued Convertible Notes in the aggregate face amount of $885,863.  These Notes were sold for an aggregate purchase price of $805,330 net proceeds.  The Notes are convertible into 2,214,657 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 2,214,657 shares of our common stock.  (See “Details of Recent Financing Transactions”)

2010 Spring Offering. From April 15, 2010 through April 30, 2010, we conducted a private offering (the “2010 Spring Offering”) and issued Convertible Notes in the aggregate face amount of $143,000.  These Notes were sold for an aggregate purchase price of $130,000 net proceeds.  The Notes are convertible into 357,000 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 357,000 shares of our common stock.  (See “Details of Recent Financing Transactions”).

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

2010 Fall Offering #2. From October 4, 2010 through November 30, 2010, we conducted a private offering (the “2010 Fall Offering #2”) and issued Convertible Notes in the aggregate face amount of $940,347.  These Notes were sold for an aggregate purchase price of $854,861 net proceeds.  The Notes are convertible into 3,761,386 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 3,761,386 shares of our common stock.  (See “Details of Recent Financing Transactions”).

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.

Other Issuances

During the year ended December 31, 2010 we issued an aggregate of 20,163,798 shares of our common stock as follows:

●	During 2010, we issued 3,710,099 shares of our common stock for services valued in the aggregate at $1,385,137. We valued the shares at prices ranging from $0.43 to $0.48 per share.

●	During 2010, we issued 170,000 shares of our common stock to our employees as compensation valued in the aggregate $91,700. We valued the shares at prices ranging from $0.52 to $0.55 per share.

●	During 2010, we issued 12,121 shares of our common stock to settle $4,121 of outstanding accounts payable. We valued the shares at $0.34 per share.

●	During 2010 we issued 16,076,023 shares of our common stock in exchange for conversion of $4,417,417 of Convertible Notes. We valued the shares at prices ranging from $0.15 to $0.50.

●	During 2010, we issued 195,555 shares of our common stock for exercised options valued at $.027.

Item 6.   Selected Consolidated Financial Data

Not Applicable

Item 7.   Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in Item 7 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-K, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2010, and we undertake no duty to update this information.

Overview

We are a development stage company that generated its first initial revenues in the fourth quarter of 2006. Our focus is on research and development, and initial sales and marketing, of products incorporating our proprietary and patented technology, which is designed to reduce harmful emissions, and/or improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines. We have devoted the bulk of our efforts to the completion of the design, the development of our production models, testing of devices and the promotion of our products in the marketplace. We anticipate that these efforts will continue during 2011.

Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2010 and will need to raise substantial additional capital in 2011, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation

There were no revenues and cost of sales for the fiscal year ended December 31, 2010 and 2009.

Operating expenses were $4,293,631 for the fiscal year ended December 31, 2010, compared to $3,042,465 for the fiscal year ended December 31, 2009, an increase of $1,251,166. The increase is attributable to increases in non-cash expenses of $1,048,930 and cash expenses of $202,236. Specifically, the increase in non-cash expenses is attributable to increases in stocks, options and warrants given to consultants ($908,556), employees ($139,383) and depreciation expense ($991). The increase in cash expenses is attributable to increases in consulting and professional fees ($202,593), salaries and benefits expenses ($98,231) and travel ($27,586); offset by decreases in corporate expenses ($64,099) and office and other expenses ($62,075).

Research and development expenses were $427,982 for the fiscal year ended December 31, 2010, compared to $428,139 for the fiscal year ended December 31, 2009, a decrease of $157. This decrease is primarily attributable to a decrease in research and development expenses of $113,233; offset by increase in testing tools and supplies of $86,776 and travel expenses of $26,300.

Other expense were $4,772,493 for the fiscal year ended December 31, 2010, compared to $2,723,546 for the fiscal year ended December 31, 2009, an increase of 2,048,947. This increase is attributable to an increase in interest and financing expense of $2,431,058 and cost of private placement of $617,709; offset by income from change in fair value of derivative liabilities of  $722,345, decrease in cost to induce conversion of certain notes of $132,363 and an increase in other income of $145,112.

We had a net loss of $9,494,906 or $0.12 per share for the fiscal year ended December 31, 2010 compared to a net loss of $6,194,950, or $0.09 per share for the fiscal year ended December 31, 2009.

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of December 31, 2010, we had cash of $101,645 and an accumulated deficit of $58,432,920. Our negative operating cash flow in 2010 was funded primarily through the sale convertible notes.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $9,494,906 and a negative cash flow from operations of $3,142,980 for the year ended December 31, 2010, and had a working capital deficiency (excluding our derivative liability) of $2,837,727 and a stockholders’ deficiency of $6,416,299 at December 31, 2010.  These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if the we are unable to continue as a going concern

During 2010, we raised an aggregate of $3,217,735 gross and net proceeds from the issuance of Convertible Notes, as follows:

●	Gross and net proceeds of $939,924 from the issuance of convertible notes and warrants in a 2009-Fall Offering. The face amount of the notes is $1,243,625.

●	Gross and net proceeds of $805,330 from the issuance of convertible notes and warrants in a 2010 Winter Offering. The face amount of the notes is $885,863.

●	Gross and net proceeds of $130,000 from the issuance of convertible notes and warrants in a 2010 Spring Offering. The face amount of the notes is $143,000.

●	Gross and net proceeds of $334,000 from the issuance of convertible notes and warrants in a 2010 Summer Offering. The face amount of the notes is $392,150.

●	Gross and net proceeds of $158,620 from the issuance of convertible notes and warrants in a 2010 Fall Offering. The face amount of the notes is $174,482.

●	Gross and net proceeds of $849,861 from the issuance of convertible notes and warrants in a 2010 Fall Offering #2. The face amount of the notes is $940,347.

Details of Recent Financing Transactions

2008 Fall Offering

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

As of December 31, 2010, investors have converted $198,220 of the Convertible Notes into 1,367,773 shares of the Company’s common stock, which included 46,307 shares issued for late penalty and interest.  At December 31, 2010, there was no outstanding balance.

2008 Winter Offering

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

As of December 31, 2010, investors have converted $519,200 of the Convertible Notes into 3,054,117 shares of the Company’s common stock.  As of December 31, 2010, one note was in default and the outstanding balance was $6,697, including $1,197 in penalties and interest.

2009 Winter Offering #1

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

As of December 31, 2010 investors have converted $200,000 of the Convertible Notes plus $39,761 of penalty and interest into 780,307 shares of the Company’s common stock, In addition, the Company has paid $50,000 plus penalty and interest as a redemption of one of the defaulted convertible notes.  There was no outstanding balance at December 31, 2010.

2009 Winter Offering #2

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

As of December 31, 2010, investors have converted $247,302 of the Convertible Notes plus $6,876 in penalty and interest into 794,306 shares of the Company’s common stock. There is no outstanding balance at December 31, 2010.

2009 Spring Offering

From March 17, 2009 to April 30, 2009, we conducted and concluded a private offering (the “Spring 2009 Offering”) of up to $300,000 aggregate face amount of its convertible notes (the “Spring 2009 Notes”) with 11 accredited investors. A total of $181,500 aggregate face amount of the Spring 2009 Notes were sold for an aggregate purchase price of $165,000.  The Spring 2009 Notes mature on the first anniversary of their date of issuance, are convertible, at the option of the noteholder, into up to 672,222 shares of  our common stock at a conversion price of $0.27 per share.

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

As of December 31, 2010, investors have converted $176,000 of the Convertible Notes plus penalty and interest of $7,538 into 679,768 shares of our common stock.  As of December 31, 2010 one note was in default and the outstanding balance was $6,455 which includes $955 of penalty and interest.

2009 Summer Offering

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

We determined that the fair value of the warrant liability at issuance on September 28, 2009 to be $668,525 based upon a weighted average Black-Sholes-Merton calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $668,525 exceeded the note value of $467,500, the excess of the liability over the note amount of $201,025 was considered as a cost of the private placement and recorded as such in 2009.  The fair value of the warrant liability as of December 31, 2010 was $804,100 (see Note 8).

As of December 31, 2010, investors have converted $467,500 of the Convertible Notes plus $5,002 of penalties and interest into 1,891,564 shares of our common stock.  There was no outstanding balance at December 31, 2010.

2009 Wellfleet Offering

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

The Notes are initially convertible into our common stock at a price of $.25 per share and accrue interest at 7% per year with a default rate of 10%, payable quarterly in cash.  Interest payments are payable in stock at the sole discretion of the Note holders, or, in the event that shares issuable thereon are registered under the Securities Act of 1933, as amended (the “Act”), or otherwise freely tradable pursuant to Rule 144, at our discretion. The Notes and any unpaid interest are due and fully payable on September 28, 2012.  The conversion price of the Notes is adjustable for corporate events such as merger, reclassification or stock splits.

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

We determined that the fair value of the warrant liability at issuance on November 20, 2009 to be $75,000 based upon a weighted average Black-Sholes-Merton calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount.  The fair value of the warrant liability as of December 31, 2010 was $129,000 (see Note 8).

As of December 31, 2010 investors have converted $50,000 of the Convertible Notes plus $1,750 of accrued interest into 207,000 shares of the Company’s common stock.  The outstanding balance at December 31, 2010 was $27,011 which includes $2,011 of accrued interest.

2009 Fall Offering

From October 2, 2009 to January 15, 2010, we conducted and completed a private offering (the “Fall 2009 Offering”) consisting of an aggregate of $1,588,125 of 7% Convertible Promissory Notes (the “Notes”) with interest compounded quarterly at the annual rate of 7% payable at maturity, and warrants to purchase an aggregate of 6,352,500 shares of our common stock (the “Fall 2009 Warrants”).  We received $1,284,425 net proceeds, of which $344,500 was received as of December 31, 2009.  The Fall 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 6,352,500 shares of our common stock at a conversion price of $0.25 per share.  The Fall 2009 Warrants are for a term of three years at an exercise price of $0.30 per share.

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

We determined that the fair value of the warrant liability at issuances to be $3,027,815 based upon a weighted average Black-Scholes-Merton calculation (See Note 8), of which, $654,978 was recorded on December 31, 2009 and $2,372,837 was recorded on January 15, 2010.  We recorded the full value of the derivative of $2,372,837 as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $2,372,837 exceeded the note value of $1,243,625, the excess of the liability over the note amount of $1,129,212 was considered to be cost of the private placement and was recorded during the period.  The fair value of the warrant liability as of December 31, 2010 was $2,731,575 (see Note 8).

As of December 31, 2010, investors have converted $1,553,125 of the Convertible Notes plus interest of $9,781 into 6,251,623 shares of our common stock.  The outstanding balance at December 31, 2010 was $37,409 which includes $3,739 in accrued interest.

2010 Winter Offering

From February 15, 2010 to March 31, 2010, we conducted a private offering (the “Winter 2010 Offering”) consisting of an aggregate of $885,863 face amount of its Convertible Promissory Notes (the “Winter 2010  Notes”) have been sold for an aggregate purchase price of $805,330.  While the stated interest rate on the Winter 2010 Notes is 0%, the implied interest rate on the Winter 2010 Notes is 10% per annum. The Winter 2010 Notes mature on the first anniversary of their date of issuance. The Winter 2010 Notes are convertible, at the option of the noteholder, into 2,214,657 shares of common stock of our (the “Conversion Shares”) at an initial conversion price of $0.40 per share (the “Conversion Price”).

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

We received $805,330 in net proceeds in the Winter 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Winter 2010 Offering Warrants issued were valued at $476,268 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 1.02; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $329,062.  As of December 31, 2010, the aggregate value of the Winter 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $80,533 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of December 31, 2010, investors have converted $885,863 of the Convertible Notes into 2,214,657 shares of the Company’s common stock.  There was no outstanding balance at December 31, 2010.

2010 Spring Offering

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

We received $130,000 in net proceeds in the Spring 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Spring 2010 Offering Warrants issued were valued at $62,730 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .41; dividend yield of 0%; volatility factors of the expected market price of common stock of 110%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $67,270.  As of December 31, 2010, the aggregate value of the Spring 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $13,000 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of December 31, 2010, investors have converted $143,000 of the Convertible Notes into 357,000 shares of the Company’s common stock.  There was no outstanding balance at December 31, 2010.

2010 Summer Offering

From June 14, 2010 to July 31, 2010, we conducted and concluded a private offering (the “Summer 2010 Offering”) consisting of up to $500,000 aggregate face amount of its convertible notes (the “ Summer 2010 Notes). A total of $392,150 Summer 2010 Notes were sold to twenty six accredited investors for an aggregate purchase price of $374,000.  While the stated interest rate on the Summer 2010 Notes is 0%, the actual interest rate on the Summer 2010 Notes is 10% per annum. The Summer 2010 Notes mature on the first anniversary of of the closing of this offering and will be convertible, at the option of the noteholder, into up to 1,568,600 shares of our common stock at a conversion price of $0.25 per share (the “Conversion Price”).

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

We received $334,000 in net proceeds in the Summer 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Summer 2010 Offering Warrants issued were valued at $209,512 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .55; dividend yield of 0%; volatility factors of the expected market price of common stock of 132%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $146,988.  As of Decmber 31, 2010, the aggregate value of the Summer 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $35,650 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of December 31, 2010, investors have converted $392,150 of the Convertible Notes into 1,568,600 shares of the Company’s common stock.  There was no outstanding balance at December 31, 2010.

2010 Fall Offering

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

We received $158,620 in net proceeds in the Fall 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Fall 2010 Offering Warrants issued were valued at $88,113 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .42; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $70,507.  As of December 31, 2010, the aggregate value of the Fall 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $15,862 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of December 31, 2010, investors have converted $174,482 of the Convertible Notes into 697,928 shares of the Company’s common stock.  There was no outstanding balance at December 31, 2010.

2010 Fall Offering #2

From October 4, 2010 to November 30, 2010, we conducted and concluded a private offering (the “Fall 2010 Offering #2”) consisting of up to $3,000,000 aggregate face amount of its convertible notes (the “ Fall 2010 Notes). A total of $940,347 Fall 2010 #2 Notes were sold to ten accredited investors for an aggregate purchase price of $849,861.  While the stated interest rate on the Fall 2010 #2 Notes is 0%, the actual interest rate on the Fall 2010 #2 Notes is 10% per annum. The Fall 2010 #2 Notes mature on the first anniversary of the closing of this offering and will be convertible, at the option of the noteholder into 3,761,386 shares of the Company’s common stock at a conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Fall 2010 #2 Offering will receive, for no additional consideration, a warrant (the “Fall 2010 #2 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Fall 2010 #2 Notes are convertible (the “Warrant Shares”).  Each Fall 2010 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable for a period of twenty four months.  Up to 3,761,386 Warrant Shares are initially issuable on exercise of the Fall 2010 #2 Warrants.

We received $849,861 in net proceeds in the Fall 2010 #2 Offering which was used for general corporate purposes and working capital. The aggregate value of the Fall 2010 #2 Offering Warrants issued were valued at $436,986 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .27; dividend yield of 0%; volatility factors of the expected market price of common stock of 121%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $417,875.  As of December 31, 2010, the aggregate value of the Fall 2010 #2 Offering Warrants, the beneficial conversion feature and the transaction fees of $85,486 are considered as debt discount and will be amortized over the life of the notes.

As of December 31, 2010, investors have converted $553,587 of the Convertible Notes into 2,214,346 shares of the Company’s common stock.  The outstanding balance at December 31, 2010 was $386,760.

Summary

We have cash on hand to meet expenses only for a short period of time.  In order to fund the repayment of our outstanding notes, we must raise additional funds. At December 31, 2010, these notes included  the 2008 Winter Notes due in December 2009, the 2009 Spring Notes due in April 2010, the 2009 Wellfleet Notes due in September 2012, 2009 Fall Notes due in January 2012 and the 2010 Fall #2 Notes due in November 2011. In addition to the funds required to continue to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University, costs associated with product development and commercialization of the ELEKTRA technology, costs to manufacture and ship our products, costs to design and implement an effective system of internal controls and disclosure controls and procedures, costs of maintaining our status as a public company by filing periodic reports with the SEC, and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2010 and beyond.

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

Year ending December 31,	Operating Leases (1)	Guaranteed Payments
2011	$69,960	$410,802	(2)
2012	69,960	17.567	(3)
2013	69,960
Total	$209,880	$428,369

(1)	Consists of rent for our Santa Barbara Facility expiring on December 31, 2013. (For description of this property, see Part 1, Item 2, and “Property”).
(2)
Consists of an aggregate of  $210,802 in total compensation, including base salary and certain contractually-provided benefits, to an executive officer, pursuant to an employment agreement that expires on January 30, 2012 and $200,000 in licensing  maintenance fees to Temple University.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's common stock option grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP") effective for interim and annual reporting periods ending after September 15, 2010.  The FASB accounting standards codification (“ASC, “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.   Beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 8.   Financial Statements

Our consolidated financial statements as of and for the years ended December 31, 2010 and 2009 are presented in a separate section of this report following Item 15 and begin with the index on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  were ineffective as of December 31, 2010, due to the material weaknesses in our internal control over financial reporting described below.

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

In light of the material weaknesses in internal control over financial reporting described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles.  Despite material weaknesses in our internal control over financial reporting, we believe that the financial statements included in our Form 10-K for the period ended December 31, 2010 fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

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

Our Chief Executive Officer, Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weaknesses described above, management concluded that, as of December 31, 2010, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

We are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete a review during 2011 to comply with the requirements of the SEC, which as required by SEC rules, will include an opinion from our auditors regarding management’s report on internal control over financial reporting for our fiscal year ending 2010.  We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan.  It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Our annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting and management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only Management’s report in this annual report.

Item 9B.  Other Information

AOT Testing

Our Applied Oil Technology (AOT) testing at the U.S. Department of Energy-Naval Petroleum Reserve / Rocky Mountain Oilfield Testing Center (RMOTC) in Wyoming began in late January and is well underway.

In order to move forward with this project, it was necessary to coordinate with several entities.  In mid July, 2010 we entered into a Letter of Intent with RMOTC.  We then contracted with Colfax Corporation to build the prototype which is being used in this test.  In January 2010, we entered into a contract with the Pipeline Research Council International (PRCI) as a partner in the project. We have expended over $470,000 to Colfax Corporation, the US Department of Energy, National Oilwell Varco and to suppliers and engineering firms to prepare for and conduct the test project.

Temple University.

On March 28, 2011, the Company completed its final adjusted payment to Temple University for all obligations outstanding on the License Agreements and the R&D Agreement.  This included payments of $577,837 in 2010 and $677,422 in the first three months of 2011.  We are in current negotiations with Temple to execute new License Agreements to reflect updated technologies. All of these outlays have been made possible through proceeds raised in connection with our recent private investment offerings.

Resignation of Member of Board of Directors

On February 18, 2911, Dr. John Price resigned as a member of the Board of Directors.  (see “8K”) dated February 25, 2011.

Amendment to Employment Agreement with Chief Executive Officer

On March 1, 2011, the Board of Directors (the “Board”) of Save The World Air, Inc. (the “Company”) approved an amendment (the “Amendment”) to the employment agreement between the Company and the Company’s Chief Executive Officer, Cecil Bond Kyte (“Kyte”), dated January 30, 2009 (the “Employment Agreement”).

The initial term of the Kyte Employment Agreement was for one (1) year, renewable for successive one (1) year periods, unless Kyte or the Company provided written notice to the other, no later than October 31st of the then current year of the term, that the Employment Agreement would not be renewed;

As early as April 2010, Kyte requested the Board to re-negotiate certain of the non-cash compensation provisions under the Employment Agreement; notwithstanding Kyte’s request in the foregoing regard, the Compensation Committee of the Board did not take any action to re-negotiate or change the Employment Agreement; nonetheless, Kyte elected not to terminate the Employment Agreement on October 31, 2010; thus, under provisions of the Employment Agreement, the Employment Agreement is in full force and effect and the term thereof has been extended to January 29, 2012;

1.   Kyte, pursuant to provisions of the Employment Agreement, has indicated his intention not to renew the Employment Agreement, by giving notice of such non-renewal on a date no later than October 31, 2011;

2.   The Board recognized Kyte’s skills, judgment, abilities, contributions and outstanding performance as the Company’s Chief Executive Officer (“CEO”), and determined that it is in the Company’s best interest for Kyte to remain and continue to serve as the Company’s CEO and for Kyte not to terminate the Employment Agreement;

3.   Kyte has determined to waive his right, under Section 1 of the Employment Agreement, to terminate the Employment Agreement from March 1, 2011, through October 31, 2015, meaning that the Employment Agreement would remain in full force and effect through at least January 29, 2016, unless the Company determines to terminate the Employment Agreement earlier in accordance with provisions thereunder;

4.   Kyte has also determined to waive his right to claim or receive any vested or unvested stock option grants or other benefits under Section 3.7 (Stock Option Grant) of the Employment Agreement, and has agreed to the cancellation of 181,818 stock option grants previously issued to Kyte under Section 3.7 of the Employment Agreement;

5.   Kyte and the Board have determined that all terms and conditions set forth in the Employment Agreement shall remain in full force and effect, except for the changes identified in paragraphs 5. and 6., above, and the changes set forth in paragraph 10., below;

6.   Kyte has agreed to continue to serve in the role of CEO of the Company through at least January 29, 2016;

7.   Kyte has determined more fully to align his interests with the interests of the shareholders of the Company, and, in furtherance thereof, the Company and Kyte have agreed to an amendment of the Employment Agreement, providing for non-cash performance compensation in the form of nonqualified stock options as set forth below in paragraph 10.

8.   In furtherance and consideration of the foregoing, the Board determined to amend the Employment Agreement and grant Kyte nonqualified stock options to acquire shares of common stock of the Company (the “Shares”), under the following terms and conditions:

(i)	Stock Option Grant (the “Option”): 17,600,000 Shares;

(ii)	Exercise Price: $0.25 per share;

(iii)	Term: The Option shall expire ten (10) years from the Effective Date, defined in (iv) below;

(iv)	Effective Date: January 30, 2011;

(v)
Vesting:  Twenty percent (20%) of the Option shall vest on the first anniversary of the Effective Date; twenty percent (20%) on the second anniversary of the Effective Date; twenty percent (20%) on the third anniversary of the Effective Date; twenty percent (20%) on the fourth anniversary of the Effective Date; and, twenty percent (20%) on the fifth anniversary of the Effective Date;

(vi)
Accelerated Vesting:  In the event of a Change of Control, as defined in the Employment Agreement, all unvested options shall automatically vest on the effective date of such Change of Control.  In the event the Company achieves net profit of no less than $20,000,000, computed in accordance with generally accepted accounting principles, on a cumulative basis during the five (5) year vesting period, all unvested options shall automatically vest;

(vii)
If Kyte’s employment with the Company is terminated with or without cause, voluntarily or involuntarily, as such terms are defined in the Employment Agreement, except for a Change of Control, all unvested Options shall terminate and be of no force or effect;

(viii)	The Options and Shares underlying the Options shall not be registered with the Securities and Exchange Commission, and shall be deemed “restricted” securities;

(ix)	The Options shall be nonqualified.

PART III

Item 10.  Directors and Executive Officers of Registrant

ELECTION OF DIRECTORS

Composition of Board of Directors

Our bylaws provide that the Board shall consist of between one and eight directors, as determined by the Board from time to time. Following the death of Steven Bolio, at December 31, 2010, the Board consisted of four (4) members elected by the holders of the common stock at the Company’s Meeting of Shareholders on April 30, 2009. The Board did not fill the vacancy created by the death of Mr. Bolio.  Our directors are elected by our stockholders at each annual meeting of stockholders and will serve until their successors are elected and qualified, or until their earlier resignation or removal. There are no family relationships among any of our current directors or our executive officers.

Directors

The following constitute the Board of Directors as of December 31, 2010:

Name	Age	Position	Director Since

Cecil B. Kyte (1) (3)	40	Chief Executive Officer, Chairman, Director	2006

Charles R. Blum	72	President, Director	2007

John F. Price PhD (1) (2) (3)	66	Director *	2002

Nathan Shelton (1) (2)	63	Director	2007

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Biographical Information Regarding Directors

Cecil Bond Kyte has served as a director since February 21, 2006.  In December 2007, Mr. Kyte was elected by the Board of Directors to serve as Chairman of the Board. On January 30, 2010, he was appointed to serve as Chief Executive Officer, replacing Charles R. Blum.  For the past twenty years Mr. Kyte has been a pilot in various capacities and flight academy instructor.  From February 2000 to November 2002, Mr. Kyte was employed by United States regional carrier, Chautauqua Airways, including service as an airline Captain.  After retiring in December 2002, Mr. Kyte has been an investor in a number of businesses, including oil and gas and financial business consulting services.  He is a co-founder of SwissGuard International, GmbH, a financial consulting firm based in Zurich, Switzerland.  A recent auto-racing achievement, Mr. Kyte won the 2006 SCCA ITA Regional Championship and also “Rookie of the Year” award.  Mr., Kyte received a B.S. Degree in Accounting from Long Beach State University.

Charles R. Blum was appointed on July 25, 2007 to the Board of directors and engaged as the President and Chief Executive Officer of the Company. In January 2010, Mr. Blum resigned as Chief Executive Officer and continues to serve as President.  Mr. Blum spent 22 years as the President/CEO of the Specialty Equipment Market Association (SEMA).  SEMA is a trade group representing 6500 business members who are actively engaged in the manufacture and distribution of automotive parts and accessories. SEMA produces the world’s largest automotive aftermarket Trade Show which is held annually in Las Vegas, Nevada. Mr. Blum led the association as its members grew from a handful of small entrepreneurial companies into an industry membership that sells over 31 billion dollars of product at the retail level annually. Mr. Blum has a proven record of accomplishment as a senior executive and brings a broad knowledge of the automotive aftermarket to the Company.  Mr. Blum attended Rutgers University.

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
______________________________________________________________________________________________________
* As previously reported in our 8K filing on February 25, 2011, Dr. Price resigned as a Director of the Company and as a member of the Committees of the Company.

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

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2010:

Name	Age	Position

Cecil Bond Kyte	40	Chief Executive Officer

Charles R. Blum	72	President

Eugene E. Eichler	84	Interim Chief Financial Officer

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

Code of Business Conduct

CORPORATE GOVERNANCE

We maintain a corporate governance page on our corporate website at www.stwa.com, which includes information regarding the Company’s corporate governance practices. Our codes of business conduct and ethics, Board committee charters and certain other corporate governance documents and policies and code of business conduct will be posted on our website. In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Corporate Secretary, Save the World Air, Inc., 735 State Street, Suite 500, Santa Barbara, California 93101.  The information on our website is not, and shall not be deemed to be, a part of this proxy statement or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).

Board of Directors

Director Independence

Our Board of Directors as of December 31, 2010 consisted of four (4) members.  As of that date, the Board has affirmatively determined that Messrs. Price and Shelton  are independent directors.  Mr. Kyte, our Chief Executive Officer and Mr. Blum, our  President, are not considered independent.

Meetings of the Board

The Board held four (4) meetings during 2010, and held one (1) meeting in 2011. Each of the directors attended 75% or more of the aggregate number of meetings of the Board  and Committees on which the director served in 2010 and 2011.

Each of our directors is encouraged to attend the Company’s 2011 Annual Meeting and to be available to answer any questions posed by stockholders to such director. Because our Board holds one of its regular meetings in conjunction with our Annual Meeting of stockholders, we anticipate that all of the members of the Board will be present for the 2011 Annual Meeting.

Communications with the Board

The following procedures have been established by the Board in order to facilitate communications between our stockholders and the Board:

●
Stockholders may send correspondence, which should indicate that the sender is a stockholder, to the Board or to any individual director, by mail to Corporate Secretary, Save the World Air, Inc. 735 State Street, Suite 500, Santa Barbara, California,93101 or by e-mail to questions @stwa.com.

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

Our stockholders may also communicate directly with the non-management directors, individually or as a group, by mail c/o Corporate Secretary, Save the World Air, Inc., 735 State Street, Suite 500, Santa Barbara, California 93101 or by e-mail to questions@stwa.com.

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

Audit Committee

The Audit Committee currently consists of Messrs. Kyte (chairperson), Price and Shelton. The Board has determined that Mr. Price is an audit committee financial expert, and is independent under rules of the SEC.  The Board also believes that Mr. Shelton meets the independence requirements.  Mr. Kyte, our Chief Executive Officer is not considered independent.  The Audit Committee held a total of four (4) meetings during 2010 and a total of one (1) meeting to date during 2011.

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

The Audit Committee is currently composed of three (3) directors, Messrs. Kyte (Chairperson), Price and Shelton Kyte.  The Board has determined that Mr. Price is an audit committee financial expert, and is independent within the rules of the SEC. The Board also has determined that Mr. Shelton is independent within the rules of the SEC. The duties and responsibilities of a member of the Audit Committee are in addition to his duties as a member of the Board.

The Audit Committee operates under a written charter, which is available on the Company’s website. The Board and the Audit Committee believe that the Audit Committee charter complies with the current standards set forth in SEC regulations. There may be further action by the SEC during the current year on several matters that affect all audit committees. The Board and the Audit Committee continue to follow closely further developments by the SEC in the area of the functions of audit committees, particularly as it relates to internal controls for non-accelerated filers, and will make additional changes to the Audit Committee charter and the policies of the Audit Committee as required or advisable as a result of these new rules and regulations. The Audit Committee met four (4) times during 2010 and once (1) to date during 2011.

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

On the basis of these reviews and discussions, the Audit Committee (i) appointed Weinberg & Co., P.A. as the independent registered public accounting firm for the 2010 fiscal year and (ii) recommended to the Board that the Board approve the inclusion of the Company’s audited financial statements in the 10-K for filing with the SEC.

Respectfully submitted:

Cecil Bond Kyte (Chairman)
Nathan Shelton

COMPENSATION COMMITTEE REPORT

The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that we specifically incorporate this report by reference therein.

The Compensation Committee has furnished this report on executive compensation for the 2010 fiscal year.

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

The Compensation Committee currently consists of Messrs. Price (chairperson) and Shelton. The Board believes that Messrs. Price and Shelton meet independence requirements.  None of our executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 2010. The Compensation Committee held one (1) meeting during 2010 and held one (1) meeting to date during 2011.

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

The principal factors that were taken into account in establishing each executive officer’s compensation package for the 2010 fiscal year are described below. However, the Compensation Committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future fiscal years. Moreover, all of the Company’s Named Executive Officers have entered into employment agreements with the Company and many components of each such person’s compensation are set by such agreements.

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

The Committee relies substantially on management of the Company to make specific recommendations regarding which individuals should receive option grants and the amounts of such grants. In 2010, 181,818 option were issued to Cecil B. Kyte as a condition of his Employment Agreement.

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

Compliance with Code Section 162(m). Section 162(m) of the Code disallows a tax deduction to publicly-held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance based. Non-performance based compensation paid to the Company’s executive officers for the 2010 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that the non-performance based compensation to be paid to the Company’s executive officers for the 2010 fiscal year will exceed that limit. Because it is unlikely that the cash compensation payable to any of the Company’s executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the Company’s executive officers. The Compensation Committee will reconsider this decision should the individual cash non-performance based compensation of any executive officer ever approach the $1 million level.

The Board did not modify any action or recommendation made by the Compensation Committee with respect to executive compensation for the 2010 fiscal year. It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align the Company’s performance and the interests of the Company’s stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long term.

Respectfully submitted by:

Nathan Shelton

Nominating and Corporate Governance Committee Report

The Nominating and Corporate Governance Committee currently consists of Messrs. Price (chairperson) and Kyte. The Board believes that Mr. Price meets the independence requirements under rules of the SEC.  The Nominating and Corporate Governance Committee held did not meet during 2010 and has not yet met during 2011.

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

Respectfully submitted by:

Cecil Kyte

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards

Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	All Other Compensation ($)
Cecil Bond Kyte (1)(4)	2010	$200,000	$0	181,118	$0
Chief Executive Officer	2009	$183,333	$0	0	$0

Charles R. Blum (2) (4)	2010	$100,000	$0	0	$0
President and Chief Executive Officer	2009	$105,682	$0	333,333	$0
	2008	$200,000	$0	400,000	$0

Eugene E. Eichler (3) (4)	2010	$120,000	$0	0	$0
Interim Chief Financial Officer	2009	$90,000	$0	0	$0
	2008	$0	$0	0	$0

(1)
Mr. Kyte was appointed Chief Executive Officer in January 2009.  In 2010, Mr. Kyte earned and was paid $200,000. See “Employment Agreement” below.  In connection with the Amendment to Mr. Kyte’s Employment Agreement, as previously reported in our Form 8K filed on March 9, 2011, options for 181,118 shares of common stock previously granted, were cancelled.)

(2)
Mr. Blum was appointed President and Chief Executive Officer in July 2007.  In January 20, 2009 Mr. Blum resigned the position of Chief Executive Officer and continues to serve as President.  He does not have an “Employment Agreement” at this time.  In 2010, Mr. Blum earned  $100,000 all of which was unpaid and accrued.

(3)
On October 18, 2007, Mr. Eichler was appointed Interim Chief Financial Officer.  He does not have an “Employment Agreement” at this time.  In 2010, Mr. Eichler was paid $80,000 and $40,000 was accrued and unpaid at December 31, 2010.

(4)
The number and value of vested restricted stock based upon the closing market price of the common stock at December 31, 2010 ($0.54) were as follows: Mr. Kyte 2,152,926 vested shares valued at $1,162,580, and Mr. Eichler, 1,071,429 vested shares valued at $578,572.

The portions of the salaries identified above that have been deferred will be paid subject to the Company’s future financial and cash position.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning the stock option grants made to each of the Named Executive Officers during the 2010 fiscal year. No stock appreciation rights were granted to any of the Named Executive Officers during the 2010 fiscal year.

	Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal 2010	Exercise or Base Price Per Share	Expiration Date
Cecil Bond Kyte	181,818	100.0%	$0.55	01/30/20

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND YEAR-END OPTION VALUES

No options were exercised by any of the Named Executive Officers during the 2010 fiscal year. The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2010 fiscal year.

	Shares	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options ($)(1)
	Acquired on	Realized
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Cecil Bond Kyte		$—	1,100,000	181,818	$297,000	$0
Charles R. Blum	—	$—	922,012	0	$157,387	$0
Eugene E. Eichler	__	$ __	1,371,127	0	$33,600	$0

(1)	Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 31, 2010 the last trading day of the year was $0.54 per share.

EQUITY COMPENSATION PLAN INFORMATION FOR 2010

                The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2010:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	4,587,488	$0.54	2,412,512

Equity compensation plans not approved by security holders	250,000	$0.40	N/A

Total	4,837,488	$0.53	N/A

EMPLOYMENT AGREEMENTS

Agreement with Cecil Bond Kyte. On January 30, 2009, the Company entered into an employment agreement with Cecil Bond Kyte, pursuant to which se serves as our Chief Executive Officer.  The initial term of the agreement became effective on January 30, 2009 and expires on January 30, 2010 and renews automatically for addition one-year periods unless either party has given notice of non-extension prior to October 30, 2010.  The agreement provides for a base compensation of $200,000 per year.  Mr. Kyte is eligible to participate in the Company’s incentive and benefit plans, including eligibility to receive grants of stock options under the 2004 plan.

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

As previously reported in our 8K filing on March 9, 2011, Mr. Kyte’s Employment Agreement has been amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2010.

●	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

●	each of our directors;

●
our Chief Executive Officer and each of our two other most highly-compensated executive officers serving as such as of December 31, 2010 whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company (such individuals are hereafter referred to as the “Named Executive Officers”); and* all of our directors and executive officers serving as a group.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Shares Beneficially Owned (2)

Named Executive Officers and Director
Cecil Bond Kyte, Chief Executive Officer, Director (3)	4,062,103	4.36%
Charles R. Blum , President(4)	922,012	1.00%
Eugene E. Eichler, Chief Financial Officer (5)	2,942,556	3.15%
Price, John F. – Director (6)	733,824	0.80%
Shelton, Nathan – Director (7)	296,937	0.32%
All directors and executive officers as a group	8,957,432	9.30%

(1)	Unless otherwise indicated, the address of each listed person is c/o Save the World Air, Inc., 735 State Street, Suite 500, Santa Barbara, California 93101.

(2)
Percentage of beneficial ownership is based upon 91,453,194 shares of our common stock outstanding as of December 31, 2010.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Includes options to purchase 1,311,818 shares of our common stock exercisable currently and warrants to purchase 500,000 shares of our common stock.

(4)	Includes options to purchase 922,012 shares of our common stock exercisable currently.

(5)	Includes options to purchase 1,371,127 shares of our common stock exercisable currently. and warrants to purchase 500,000 shares of our common stock...

(6)	Includes options to purchase 180,000 shares of our common stock exercisable currently.

(7)	Includes options to purchase 104,585 shares of our common stock exercisable currently.

Item 13. Certain Relationships and Related Transactions

Loans from related parties

In May of 2007, a former officer and incumbent director of the Company loaned $31,404 to pay a company obligation and in August 2007, the same party loaned $50,000 to the Company so that it could pay certain operating expenses. These amounts are unsecured, bear interest at 6% per annum and are due on demand.  At December 31, 2010 the balance of these loans including interest was $86,947.

Accounts Payable to related parties

As of December 31, 2010, the Company had accounts payable to related parties in the amount of $241,176, which was composed of $186,500 in unpaid Directors Fees, $54,676 in unreimbursed expenses incurred by Officers and Directors.

Item 14. Principal Accountant Fees and Services

The Audit Committee has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2010.

Weinberg & Company, P.A. was first appointed in fiscal year 2003, and has audited our financial statements for fiscal years 2002 through 2010.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2010 and 2009.

	Amount
Type of Fee	Fiscal Year 2010	Fiscal Year 2009
Audit(1)	$87,883	$87,891
Audit Related(2)	0	0
Taxes (3)	20,920	10,000
All Other (4)	0	0
Total	$108,803	$97,891

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

(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

PART IV

Item 15.  Exhibits

(a)	The following documents are filed as part of this Form 10-K.

Financial Statements:

Reference is made to the contents to the consolidated financial statements of Save the World Air, Inc. under Item 7 of this Form 10-K.

(b)	Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant.
3.2(1)	Bylaws of the Registrant.
10.1(2)	Commercial Sublease dated October 16, 2003 between the Registrant and KZ Golf, Inc.
10.2(9)	Amendment dated June 15, 2004 to Exhibit 10.1
10.3 (10)	Amendment dated August 14, 2005 to Exhibit 10.1
10.4(10)	General Tenancy Agreement dated March 14, 2006 between the Registrant and Autumlee Pty Ltd.
10.5(3)	Agreement dated December 13, 2002 between the Registrant and RAND.
10.6(2)**	Agreement dated May 7, 2003 between the Registrant and RAND.
10.7(5)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.5
10.8(5)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.5
10.9(5)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.5
10.10(4)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.11(4)	Assignment and Bill of Sale dated May 28, 2002 between the Registrant and Kevin Charles Hart.
10.12(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Eugene E. Eichler.
10.13(15)†	Severance Agreement dated November 8, 2006 between the Registrant and Eugene E. Eichler
10.14(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Bruce H. McKinnon.
10.15(6)	Save the World Air, Inc. 2004 Stock Option Plan
10.16(8)	Form of Incentive Stock Option Agreement under 2004 Stock Option Plan
10.17(8)	Form of Non-Qualified Stock Option Agreement under 2004 Stock Option Plan
10.18(8)	Consulting Agreement dated as of October 1, 2004 between the Registrant and John Fawcett
10.19(7)	License Agreement dated as of July 1, 2004 between the Registrant and Temple University – The Commonwealth System of Higher Education
10.20(8)	Consulting Agreement dated as of November 19, 2004 between the Registrant and London Aussie Marketing, Ltd.
10.21(13)	Amendment dated September 14, 2006 to Exhibit 10.20
10.22(8)†	Employment Agreement dated September 1, 2004 with Erin Brockovich
10.23(15)†	Amendment dated as of July 31, 2006 to Exhibit 10.22
10.24(8)	Assignment of Patent Rights dated as of September 1, 2003 between the Registrant and Adrian Menzell
10.25(8)	Global Deed of Assignment dated June 26, 2004 between the Registrant and Adrian Menzell
10.26(11)†	Amended and Restated Employment Agreement dated as of March 1, 2006 between the Registrant and John Richard Bautista III
10.27(9)	Lease dated August 15, 2005 between the Registrant and Thomas L. Jackson
10.28(10)	Amendment dated February 1, 2006 to Exhibit 10.27
10.29(10)	Form of 9% Convertible Note issued in the 2005 Interim Financing
10.30(10)	Form of Stock Purchase Warrant issued in the 2005 Interim Financing
10.31(10)	Form of Stock Purchase Warrant issued in the 2005 Bridge Financing
10.32(11)	Form of Stock Purchase Warrant issued in 2006 Regulation S financing
10.33(11)	Form of Stock Purchase Warrant issued in 2006 PIPE financing
10.34(12)	Commercial Sublease between the Registrant and KZG Golf dated January 1, 2006

10.35(12)	Investment Agreement dated September 15, 2006 between the Registrant and Dutchess Private Equities Fund
10.36(12)	Registration Rights Agreement dated September 15, 2006 between the registrant and Dutchess Private Equities Fund, LLP
10.37(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.38(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.39(17)	R&D Agreement between the Registrant and Temple University dated February 2, 2007
10.40(14)	Note Purchase Agreement dated December 5, 2006 between the registrant and Morale Orchards LLC
10.41(14)	Form of Stock Purchase Warrant issued to Morale Orchards LLC
10.42(14)	Form of Convertible Note issued to Morale Orchards LLC
10.43(16)	Consulting Agreement dated January 4, 2007 between the Registrant and Spencer Clarke LLC
10.44(15)	Agreement dated as of July 15, 2006 between the Company and SS Sales and Marketing Group
10.45(15)	Engagement Agreement between the Registrant and Charles K. Dargan II
10.46(15)	Form of 10% Convertible Note issued in 2007 PIPE Offering
10.47(15)	Form of Stock Purchase Warrant issued in 2007 PIPE Offering
10.48(18)	Appointment of New Directors, Nathan Shelton, Steven Bolio and Dennis Kenneally
10.49(19)	Issuance of RAND Final Report
10.50(20)	Delisting from OTCBB to OTC Pink Sheets
10.51(21)	Resignation of Director, Dennis Kenneally
10.52(22)	Resignation of Officer, Bruce H. McKinnon
10.53(23)	Form of 10% Convertible Note issued in 2007 Spring Offering
10.54(23)	Form of Stock Purchase Warrant issued in 2007 Spring Offering
10.55(24)	Termination of North Hollywood Lease
10.56(25)	Modification Agreement of 10% 2007 PIPE Convertible Notes
10.57(26)	Form of 10% Convertible Note issued in 2007 Summer Offering
10.58(26)	Form of Stock Purchase Warrant issued in 2007 Summer Offering
10.59(27)	Resignation of Director, J. Joseph Brown
10.60(28)	Resignation of Chief Financial Officer and Appointment of Interim Chief Financial Officer
10.61(29)	Severance Agreement dated June 15, 2007 between Registrant and Bruce H. McKinnon
10.62(30)	Resignation of Director, Bruce H. McKinnon
10.63(31)	Second Modification Agreement of 10% 2007 PIPE Convertible Notes
10.64(32)	Form of 10% Convertible Note issued in 2007 Fall Offering
10.65(32)	Form of Stock Purchase Warrant issued in 2007 Fall Offering
10.66(33)	Resignation of Director, Joseph Helleis
10.67(34)	Form of 10% Convertible Note issued in 2007/8 Winter Offering
10.68(34)	Form of Stock Purchase Warrant issued in 2007/8 Winter Offering
10.69(34)	Modification and Satisfaction Agreement of Convertible Notes with Morale Orchards, LLP and Matthews & Partners
10.70(35)	Termination of employment relationship with John Bautista
10.71(36)	Form of 10% Convertible Note issued in 2008 Summer Offering
Form of Stock Purchase Warrant issued in 2008 Summer Offering
10.72(37)	Form of 10% Convertible Note issued in 2008 Fall Offering
Form of Stock Purchase Warrant issued in 2008 Fall Offering
10.73(38)	Form of 10% Convertible Note issued in 2008 Winter Offering
Form of Stock Purchase Warrant issued in 2008 Winter Offering
10.74(39)	Letter Agreement with Temple University extending default date
10.75(40)	Notice of first payment to Temple University under Letter Agreement
Announcement of date of 2010 Annual Shareholder Meeting
Appointment of Cecil Bond Kyte as new Chief Executive Officer
10.76(41)	Form of 10% Convertible Note issued in 2009 Winter Offering
Form of Stock Purchase Warrant issued in 2009 Winter Offering
10.77(42)	Employment Agreement with Cecil Bond Kyte
10.78(43)	Form of 10% Convertible Note issued in 2009 Winter #2 Offering
Form of Stock Purchase Warrant issued in 2009 Winter #2 Offering
10.79(44)	Form of 10% Convertible Note issued in 2009 Spring Offering
Form of Stock Purchase Warrant issued in 2009 Spring Offering
10.80(45)	Form of 7% Convertible Note issued in 2009 Summer Offering
Form of Stock Purchase Warrant issued in 2009 Summer Offering
10.81(46)	Passing of Steven Bolio, Company Director
10.82(47)	Form of 7% Convertible Note issued in 2009 Wellfleet Offering
Form of Stock Purchase Warrant issued in 2009 Wellfleet Offering
10.83(48)	Form of 7% Convertible Note issued in 2009 Fall Offering
Form of Stock Purchase Warrant issued in 2009 Fall Offering

10.84(49)	Letter to Shareholders
10.85(50)	Form of 10% Convertible Note issued in 2010 Winter Offering Form of Stock Purchase Warrant issued in 2010 Winter Offering
1086(51)	Settlement of Bruce H. McKinnon Arbitration Award
1087(52)	Form of 10% Convertible Note Issued in 2010 Spring Offering Form of Stock Purchase Warrant issued in to2010 Spring Offering
1088(53)	Form of 10% Convertible Note Issued in 2010 Summer Offering Form of Stock Purchase Warrant issued in 2010 Summer Offering
1089(54)	Form of 10% Convertible Note issued in 2010 Fall Offering Form of Stock Purchase Warrant issued in 2010 Fall Offering
1090(55)	Form of 10% Convertible Note issued in 2010 Fall Offering #2 Form of Stock Purchase Warrant issued in 2010 Fall Offering #2
1091(56)	Resignation of Director John A. Price
1092(57)	Form of 10% Convertible Note issued in 2011 Winter Offering Form of Stock Purchase Warrant issued in 2011 Winter Offering
1093(58)	Amendment to Employment Contract with Cecil Kyte Announcement of date of 2011 Annual Shareholder Meeting
21	List of Subsidiaries
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
 ______________________________
*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.
(2)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002.
(3)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.
(4)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.
(5)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2004.
(6)	Incorporated by reference from Appendix C of Registrant’s Schedule 14A filed on April 30, 2004, in connection with its Annual Meeting of Stockholders held on May 24, 2004.
(7)	Incorporated by reference from Registrant Form 8-K filed on July 12, 2004.
(8)	Incorporated by reference from registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.
(9)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended September 30, 2005
(10)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005
(11)	Incorporated by reference from Registrant’s Form SB-2 filed on June 28, 2006 (SEC File No. 333- 333-135415)
(12)	Incorporated by reference from Registrant’s Form 8-K filed on September 21, 2006
(13)	Incorporated by reference from Registrant’s Form SB-2 filed on October 6, 2006 (SEC File No. 333-137855)
(14)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2006
(15)	Incorporated by reference from Registrant’s Form 10KSB for the fiscal year ended December 31, 2006
(16)	Incorporated by reference from Registrant’s form 8-K filed on January 10, 2007
(17)	Incorporated by reference from Registrant’s form 8K filed on February 8, 2007
(18)	Incorporated by reference from Registrant’s form 8K filed on February 16, 2007
(19)	Incorporated by reference from Registrant’s form 8K filed on May 3, 2007
(20)	Incorporated by reference from Registrant’s form 8K filed on May 22 2007
(21)	Incorporated by reference from Registrant’s form 8K filed on June 8, 2007
(22)	Incorporated by reference from Registrant’s form 8K filed on June 15, 2007
(23)	Incorporated by reference from Registrant’s form 8K filed on July 2, 2007
(24)	Incorporated by reference from Registrant’s form 8K filed on July 18, 2007
(25)	Incorporated by reference from Registrant’s form 8K filed on August 30, 2007
(26)	Incorporated by reference from Registrant’s form 8K filed on October 9, 2007
(27)	Incorporated by reference from Registrant’s form 8K filed on October 23, 2007
(28)	Incorporated by reference from Registrant’s form 8K filed on November 9, 2007
(29)	Incorporated by reference form Registrant’s Form 10QSB for the nine months ended September 30, 2007
(30)	Incorporated by reference from Registrant’s form 8K filed on November 15, 2007
(31)	Incorporated by reference from Registrant’s form 8K filed on December 11, 2007

(32)	Incorporated by reference from Registrant’s form 8K filed on December 20, 2007
(33)	Incorporated by reference from Registrant’s form 8K filed on February 25, 2010
(34)	Incorporated by reference from Registrant’s form 8K filed on March 11, 2010
(35)	Incorporated by reference from Registrant’s form 8K filed on March 27, 2010
(36)	Incorporated by reference from Registrant’s form 8K filed on September 3, 2010
(37)	Incorporated by reference from Registrant’s form 8K filed on November 6, 2010
(38)	Incorporated by reference from Registrant’s form 8K filed on December 11, 2010
(39)	Incorporated by reference from Registrant’s form 8K filed on January 13, 2010
(40)	Incorporated by reference from Registrant’s form 8K filed on January 27, 2010
(41)	Incorporated by reference from Registrant’s form 8K filed on January 26, 2010
(42)	Incorporated by reference from Registrant’s form 10K for the twelve months ended December 31, 2010
(43)	Incorporated by reference from Registrant’s form 8K filed on March 12, 2010
(44)	Incorporated by reference from Registrant’s form 8K filed on May 8, 2010
(45)	Incorporated by reference from Registrant’s form 8K filed on September 30, 2010
(46)	Incorporated by reference from Registrant’s form 8K filed on November 24, 2010
(47)	Incorporated by reference from Registrant’s form 8K filed on December 7, 2010
(48)	Incorporated by reference from Registrant’s form 8K filed on February 3, 2010
(49) (50) (51) (52) (53) (54) (55) (56) (57) (58)
Incorporated by reference from Registrant’s form 8K filed on March 22, 2010
Incorporated by reference from Registrant’s form 8K filed on April 8, 2010
Incorporated by reference from Registrant’s form 8K filed on April 13, 2010
Incorporated by reference from Registrant’s form 8K filed on May 7, 2010
Incorporated by reference from Registrant’s form 8K filed on August 11, 2010
Incorporated by reference from Registrant’s form 8K filed on November 11, 2010
Incorporated by reference from Registrant’s form 8K filed on December 6, 2010
Incorporated by reference from Registrant’s form 8K filed on February 25, 2011
Incorporated by reference form Registrant’s form 8K filed on March 7, 2011
Incorporated by reference from Registrant’s form 8K filed on March 9, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Save The World Air, Inc.

Date: March 30, 2011	By:	/s/ CECIL BOND KYTE
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

NAME	TITLE	DATE

/s/ CECIL BOND KYTE	Chief Executive Officer and Chairman of the Board of Directors	March 30 , 2011
Cecil Bond Kyte

/s/ CHARLES R. BLUM	President and Director	March 30, 2011
Charles R. Blum

/s/ EUGENE E. EICHLER	Interim Chief Financial Officer	March 30, 2011
Eugene E. Eichler

/s/ NATHAN SHELTON	Director	March 30, 2011
Nathan Shelton

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
DECEMBER 31, 2010 AND 2009

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Save The World Air, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Save The World Air, Inc. and Subsidiary (a development stage enterprise) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period from February 18, 1998 (inception) to December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Save The World Air, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended and for the period from February 18, 1998 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California
March 30, 2011

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets
Cash	$101,645	$33,611
Other current assets	29,425	16,453
Total current assets	131,070	50,064
Property and Equipment, net	78,083	100,870
Other assets	8,020	11,020
Total assets	$217,173	$161,954

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable- related parties	$241,176	$188,820
Accounts payable – license agreements	721,785	1,006,384
Accounts payable- other	450,411	512,161
Accrued expenses	959,827	1,305,605
Accrued professional fees	431,704	442,710
Loan payable- related party and shareholders	86,947	125,233
Convertible debentures, net-of-discount	76,947	485,650
Fair value of derivative liabilities	3,664,675	1,706,343
Total liabilities	6,633,472	5,772,906

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001par value: 200,000,000 shares authorized, 91,453,194 and 71,289,396 shares issued and outstanding at December 31, 2010 and 2009, respectively	91,453	71,289
Additional paid-in capital	51,925,168	43,255,773
Deficit accumulated during the development stage	(58,432,920)	(48,938,014)
Total stockholders’ deficiency	(6,416,299)	(5,610,952)
Total liabilities and stockholder’s deficiency	$217,173	$161,954

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Inception (February 18, 1998) to December 31,
	2010	2009	2010

Net sales	$—	$—	$69,000
Cost of goods sold	—	—	24,120
Gross profit	—	—	44,880
Operating expenses	4,293,631	3,042,465	37,257,954
Research and development expenses	427,982	428,139	6,314,714
Non-cash patent settlement cost	—	—	1,610,066
Loss before other income (expense)	(4,721,613)	(3,470,604)	(45,137,854)
Other income (expense)
Other income (loss)	145,112	—	143,972
Interest income	—	—	16,342
Interest and financing expense	(4,034,558)	(1,603,500)	(11,592,364)
Change in fair value of derivative liabilities	414,505	(307,840)	106,665
Costs of private placement	(1,129,212)	(511,503)	(1,640,715)
Costs to induce conversion of notes	(168,340)	(300,703)	(469,043)
Loss on disposition of equipment	—	—	(14,426)
Settlement of Debt Due Morale/ Matthews	—	—	(927,903)
Settlement of litigation and debt	—	—	1,089,088
Loss before provision for income taxes	(9,494,106)	(6,194,150)	(58,426,238)
Provision for income taxes	800	800	6,682
Net loss	$(9,494,906)	$(6,194,950)	$(58,432,920)
Net loss per common share, basic and diluted	$(0.12)	$(0.09)
Weighted average common shares outstanding, basic and diluted	81,910,267	65,733,871

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2010

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2010

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2010

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2010

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2010

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2010

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2010

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

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2010

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2007		46,470,413	$46,471	$4,000	$32,280,083	$(36,690,340)	$(4,359,786)
Common stock issued for convertible debt	$.17 - $.53	5,575,082	5,574	16,500	1,936,171	—	1,958,245
Common stock issued for Morale/ Matthews settlement	$.38	7,421,896	7,422	—	2,776,289	—	2,783,711
Common stock issued for services	$.17 - $.49	2,398,850	2,399	—	516,230	—	518,629
Common stock issued upon exercise of warrants	$.50	1,064,650	1,065	—	531,260	—	532,325
Fair value of options issued as compensations	—	—	—	—	645,745	—	645,745
Fair value of warrants issued and intrinsic value of beneficial conversion with convertible notes	—	—	—	—	1,323,077	—	1,323,077
Fair value of warrants issued to PIPE holders	—	—	—	—	116,913	—	116,913
Common stock issued for services	$.17	10,000	10	(4,000)	3,990	—	—
Net loss for the year ended December 31, 2008	—	—	—	—	—	(6,052,724)	(6,052,724)
Balance, December 31, 2008		62,940,891	62,941	16,500	40,129,758	(42,743,064)	(2,533,865)
Common stock issued for convertible debt	$.15-$.50	5,730,766	5,730		1,431,154	—	1,436,884
Common stock and warrants issued to induce conversion of notes	$.15-$.50	459,732	460		300,243	—	300,703
Common stock issued for previously converted notes	$.17	97,059	97	(16,500)	16,403	—	—
Common stock issued for services	$.33-$.51	1,482,000	1,482	—	595,438	—	596,920
Common stock issued for settlement of accounts payable	$.20-$.38	495,615	496	—	128,986	—	129,482
Fair value of warrants issued to shareholder for loan	—	—	—	—	1,248	—	1,248
Fair value of options issued as compensation	—	—	—	—	89,802	—	89,802
Common stock issued upon exercise of options	$.27	83,333	83	—	22,417	—	22,500
Fair value of warrants and beneficial conversion feature of issued convertiblenotes	—	—	—	—	540,324	—	540,324
Net loss for the year ended December 31, 2009	—	—	—		—	(6,194,950)	(6,194,950)
Balance, December 31, 2009		71,289,396	$71,289	$—	$43,255,773	$(48,938,014)	$(5,610,952)

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2010

	Price per	Common Stock		Common Stockto be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2009		71,289,396	$71,289	$—	$43,255,773	$(48,938,014)	$(5,610,952)
Common stock issued for convertible debt	$.15-$.50	15,851,272	15,851	—	4,401,566	—	4,417,417
Common stock issued to induce conversion of convertible debt	$.53	224,751	225	—	118,893	—	119,118
Fair value of warrants issued to induce conversion of convertible debt	—	—	—	—	49,222	—	49,222
Common stock issued for services	$.43-$.48	3,710,099	3,710	—	1,381,427	—	1,385,137
Common stock issued as compensation	$.52-$.55	170,000	170	—	91,530	—	91,700
Common stock issued for settlement of accounts payable	$.34	12,121	12	—	4,109	—	4,121
Fair value of options issued as compensation	—	—	—	—	138,733	—	138,733
Common stock issued upon exercise of options	$.27	195,555	196	—	52,604	—	52,800
Fair value of warrants issued for services	—	—	—	—	126,000	—	126,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	—	—	—	—	2,305,311	—	2,305,311
Net loss for the year ended December 31, 2010	—	—	—		—	(9,494,906)	(9,494,906)
Balance, December 31, 2010		91,453,194	$91,453	$—	$51,925,168	$(58,432,920)	$(6,416,299)

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
			(February 18, 1998)
	Years Ended December 31,		to December 31,
	2010	2009	2010
Cash flows from operating activities
Net Loss	$(9,494,906)	$(6,194,950)	$(58,432,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	(145,112)	—	(1,162,320)
Settlement of Debt Due Morale/Matthews	—	—	927,903
Stock based compensation expense	230,433	89,802	3,935,156
Issuance of common stock for services	1,385,137	596,920	7,172,788
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Issuance of warrants for financing fees	—	1,248	153,501
Issuance of warrants for consulting fees	126,000	—	126,000
Increase in convertible notes related to default	37,138	95,379	296,479
Interest on related party loans	—	22,305	22,305
Patent acquisition cost	—	—	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	3,971,577	1,474,745	11,064,631
Fair value of common stock and warrants issued to induce conversion of notes	168,340	300,703	469,043
Costs of private placement convertible notes	1,129,212	511,503	1,640,715
Change in fair value of derivative liability	(414,505)	307,840	(106,665)
Amortization of deferred compensation	—	—	3,060,744
Loss on disposition of assets	—	—	14,426
Depreciation and amortization of leasehold improvements	34,022	33,031	460,182
Bad debt	—	—	1,300
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,380)
Prepaid expenses and other	(12,972)	16,822	(29,345)
Other assets	3,000	230	(8,020)
Accounts payable and accrued expenses	71,899	839,321	4,612,331
Accounts payable – license agreements	(284,599)	289,884	5,285
Accounts payable – related parties	52,356	95,817	148,173
Net cash used in operating activities	(3,142,980)	(1,519,400)	(23,478,165)
Cash flows from investing activities
Purchase of equipment	(11,235)	(1,932)	(566,619)
Proceeds from sale of equipment	—	—	17,478
Net cash used in investing activities	(11,235)	(1,932)	(549,141)
Cash flows from financing activities
Net proceeds under equity line of credit	—	—	1,262,386
(Decrease) increase in loans from related parties and shareholders	(10,786)	24,648	623,926
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	3,217,735	1,526,820	11,204,928
Repayment of convertible notes	—	(55,871)	(282,121)
Proceeds from exercise of warrants	15,300	—	10,802,574
Net cash provided by financing activities	3,222,249	1,495,597	24,128,951
Net (decrease) increase in cash	68,034	(25,735)	101,645
Cash, beginning of period	33,611	59,346	—
Cash, end of period	$101,645	$33,611	$101,645
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$21,294	$36,991	$159,366
Income taxes	$800	$1,600	$6,682
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	—	3,202,931
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	—	—	515,000
Issuance of common stock in settlement of payable	4,121	129,482	247,584
Cancellation of stock	—	—	8,047
Conversion of accounts payable and accrued expenses to common stock	—	—	612,521
Conversion of accounts payable and accrued expenses to convertible debentures	331,200	—	331,200
Conversion of related party debt to convertible debentures	27,500	—	72,500
Conversion of convertible debentures to common stock	4,417,417	1,436,884	10,785,981
Issuance of shares for settlement of loans and other payable to Morale/Matthews	—	—	2,783,711
Write off of deferred compensation	—	—	142,187
Fair value of derivative liability recorded as note discount	1,243,625	887,000	2,130,625
Proceeds of exercise of options applied to accounts payable	37,500	22,500	60,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	2,305,311	540,324	8,246,388

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FOR THE PERIOD INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2010

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $9,494,106 and a negative cash flow from operations of $3,101,185 for the year ended December 31, 2010, and had a working capital deficiency (excluding derivative liabilities) of $2,837,727 and a stockholders’ deficiency of $6,416,299 at December 31, 2010.  In addition, the Company is in default of its obligations under its License Agreements with Temple University (see Note 6).  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We have cash on hand to meet expenses only for a short period of time.  In order to fund the repayment of our outstanding notes, we must raise additional funds. At December 31, 2010, these notes included  the Winter 2008 Notes due in December 2009, the Spring 2009 Notes due in April 2010, the Wellfleet 2009 Notes due in September 2012,  the Fall 2009 Notes due in January 2012 and the Fall 2010 #2 Notes due in November 2011. In addition to the funds required to continue to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University, costs associated with product development and commercialization of the ELEKTRA technology, costs to manufacture and ship our products, costs to design and implement an effective system of internal controls and disclosure controls and procedures, costs of maintaining our status as a public company by filing periodic reports with the SEC, costs to settle a certain law suit, and costs required to protect our intellectual property. In addition, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during 2010 and beyond.

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

Therefore, in addition to the completed 2010 Fall Offering #2, the Company is actively pursuing additional financing alternatives. Subsequent to December 31, 2010, the Company raised an additional $2,353,111 through the issuance of its convertible notes. (see "Note 12").  No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. At present, we have relatively few financing options available to us.

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

Impairment of long-lived assets

Our long-lived assets, such as property and equipment, are reviewed for impairment at least annually, or when events and circumstances indicate that depreciable or amortizable long lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current value.

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results.  Based upon management’s annual review, no impairments were recorded for the years ended December 31, 2010 and December 31, 2009.

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the years ended December 31, 2010 and 2009, the dilutive impact of outstanding stock options of 4,837,488 and 4,851,225; outstanding warrants of 22,979,068, and 13,346,764 and notes convertible into 1,839,763 and 3,958,655 shares respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's common stock option grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

Business and credit concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of December 31, 2010 and 2009, before adjustments for outstanding checks and deposits in transit, the Company had $111,223 and $79,587, respectively, on deposit with five banks. The deposits are federally insured up to $250,000 on each bank.

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

The Company is required to use of observable market data if such data is available without undue cost and effort.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of  December 31, 2010 and 2009.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability-2010	$	$	$3,664,675	$3,664,675
Fair value of Derivative Liability-2009	$	$	$1,706,343	$1,706,343

Recent Accounting Pronouncements

In June 2010, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP") effective for interim and annual reporting periods ending after September 15, 2010.  The FASB accounting standards codification (“ASC, “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.   Beginning with the quarter ending September 30, 2010, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

In June 2010, the FASB made an updated the principle for the consolidation of variable interest entities.  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIE’s. This update will be effective for fiscal years beginning after November 15, 2010. The Company does not currently believe that the adoption of this update will have any effect on its consolidated financial position and results of operations.

In October 2010, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.	Certain relationships and related transactions

Loans from related parties

In May of 2007, a former officer and incumbent director of the Company loaned $31,404 to pay a company obligation and in August 2007, the same party loaned $50,000 to the Company so that it could pay certain operating expenses. These amounts are unsecured, bear interest at 6% per annum and are due on demand.  At December 31, 2010 and 2009, the balance of these loans including interest was $86,947 and $125,233.

Accounts Payable to related parties

As of December 31, 2010, the Company had accounts payable to related parties in the amount of $241,176, which was composed of $186,500 in unpaid Directors Fees and $54,676 in unreimbursed expenses incurred by Officers and Directors. As of December 31, 2009, the amount payable to related parties was $188,820.

4.	Property and Equipment

At December 31, 2010 and 2009, property and equipment consists of the following:

	December 31,
	2010	2009

Office equipment	$45,133	$33,898
Furniture and fixtures	13,898	13,898
Machinery and equipment	49,986	49,986
Testing equipment	147,312	147,312

Subtotal	256,329	245,094
Less accumulated depreciation	(178,246)	(144,224)
Total	$78,083	$100,870

Depreciation expense for the years ended December 31, 2010 and 2009 was $34,022 and $33,031, respectively.  Depreciation expense for the period from inception February 18, 1998 through December 31, 2010 was $460,182.

5.	Convertible notes and warrants

Convertible debentures consist of the following:

	Maturity dates	December 31, 2010	December 31, 2009
2008 Fall Offering	October 31, 2009	—	81,419
2008 Winter Offering	December 5, 2009	6,697	12,186
2009 Winter #1Offering	April 26, 2009	—	210,773
2009 Winter #2 Offering	March 12, 2010	—	95,502
2009 Spring Offering	April 30, 2010	6,455	88,000
2009 Summer Offering	September 28, 2010	—	157,765
2009 Wellfleet Offering	September 28, 2012	27,011	75,000
2009 Fall Offering	January 15, 2012	37,409	344,500
2010 Winter Offering	March 31, 2011	—	—
2010 Spring Offering	April 30, 2011	—	—
2010 Summer Offering	July 31, 2011	—	—
2010 Fall Offering	September 30, 2011	—	—
2010 Fall Offering #2	November 30, 2011	386,760	—
Sub-total		464,332	1,065,145
Less, remaining debt discount		(387,385)	(579,495)
Convertible debentures, net, others		$76,947	$485,650

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

As of December 31, 2010, investors have converted $198,220 of the Convertible Notes into 1,367,773 shares of the Company’s common stock, which included 46,307 shares issued for late penalty and interest.  At December 31, 2010, there was no outstanding balance.

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

As of December 31, 2010, investors have converted $519,200 of the Convertible Notes into 3,054,117 shares of the Company’s common stock.  As of December 31, 2010, one note for $5,500 was in default and outstanding ($6,697 in total  including $1,197 in penalties and interest).

2009 Winter Offering #1

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

As of December 31, 2010 investors have converted $200,000 of the Convertible Notes plus $39,761 of penalty and interest into 780,307 shares of the Company’s common stock, In addition, the Company has paid $50,000 plus penalty and interest as a redemption of one of the defaulted convertible notes.  There was no outstanding balance at December 31, 2010.

2009 Winter Offering #2

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

As of December 31, 2010, investors have converted $247,302 of the Convertible Notes plus $6,876 in penalty and interest into 794,306 shares of the Company’s common stock. There is no outstanding balance at December 31, 2010.

2009 Spring Offering

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

As of December 31, 2010, investors have converted $176,000 of the Convertible Notes plus penalty and interest of $7,538 into 679,768 shares of the Company’s common stock.  As of December 31, 2010 one note in the amount of $5,500 was in default and outstanding ($6,455 in total which includes $955 of penalty and interest).

2009 Summer Offering

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

The Company determined that the fair value of the warrant liability at issuance on September 28, 2009 to be $668,525 based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $668,525 exceeded the note value of $467,500, the excess of the liability over the note amount of $201,025 was considered as a cost of the private placement and recorded as such in 2009.  The fair value of the warrant liability as of December 31, 2010 was $804,100 (see Note 7).

As of December 31, 2010, investors have converted $467,500 of the Convertible Notes plus $5,002 of penalties and interest into 1,891,564 shares of the Company’s common stock.  There was no outstanding balance at December 31, 2010.

2009 Wellfleet Offering

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

The Company paid a placement agent fee of (i) $6,000 in cash, (ii) 24,000 shares of Common Stock constituting 8% of the number of Conversion Shares initially issuable upon exercise of the Notes, and (iii) 24,000 warrants, substantially similar to the Warrants sold to investors (the “Placement Agent Warrants”), in connection with the Note Offering, in addition to legal fees.

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

The Company determined that the fair value of the warrant liability at issuance on November 20, 2009 to be $75,000 based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount.  The fair value of the warrant liability as of December 31, 2010 was $129,000 (see Note 7).

As of December 31, 2010 investors have converted $50,000 of the Convertible Notes plus $1,750 of accrued interest into 207,000 shares of the Company’s common stock.  The outstanding balance at December 31, 2010 was $27,011 which includes $2,011 of accrued interest.

2009 Fall Offering

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

The Company determined that the fair value of the warrant liability at issuances to be $3,027,815 based upon a weighted average Black-Scholes-Merton calculation (See Note 8), of which, $654,978 was recorded on December 31, 2009 and $2,372,837 was recorded on January 15, 2010.  The Company recorded the full value of the derivative of $2,372,837 as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $2,372,837 exceeded the note value of $1,243,625, the excess of the liability over the note amount of $1,129,212 was considered to be cost of the private placement and was recorded during the period.  The fair value of the warrant liability as of December 31, 2010 was $2,731,575 (see Note 7).

As of December 31, 2010, investors have converted $1,553,125 of the Convertible Notes plus interest of $9,781 into 6,251,623 shares of the Company’s common stock.  The outstanding balance at December 31, 2010 was $37,409 which includes $3,739 in accrued interest.

2010 Winter Offering

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

The Company received $805,330 in net proceeds in the Winter 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Winter 2010 Offering Warrants issued were valued at $476,268 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 1.02; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $329,062.  As of December 31, 2010, the aggregate value of the Winter 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $80,533 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of December 31, 2010, investors have converted $885,863 of the Convertible Notes into 2,214,657 shares of the Company’s common stock.  There was no outstanding balance at December 31, 2010.

2010 Spring Offering

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

The Company received $130,000 in net proceeds in the Spring 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Spring 2010 Offering Warrants issued were valued at $62,730 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .41; dividend yield of 0%; volatility factors of the expected market price of common stock of 110%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $67,270.  As of December 31, 2010, the aggregate value of the Spring 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $13,000 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of December 31, 2010, investors have converted $143,000 of the Convertible Notes into 357,000 shares of the Company’s common stock.  There was no outstanding balance at December 31, 2010.

2010 Summer Offering

From June 14, 2010 to July 31, 2010, the Company conducted and concluded a private offering (the “Summer 2010 Offering”) consisting of up to $500,000 aggregate face amount of its convertible notes (the “ Summer 2010 Notes). A total of $392,150 Summer 2010 Notes were sold to twenty six accredited investors for an aggregate purchase price of $334,000.  While the stated interest rate on the Summer 2010 Notes is 0%, the actual interest rate on the Summer 2010 Notes is 10% per annum. The Summer 2010 Notes mature on the first anniversary of of the closing of this offering and will be convertible, at the option of the noteholder, into up to 1,568,600 shares of our common stock at a conversion price of $0.25 per share (the “Conversion Price”).

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

The Company received $334,000 in net proceeds in the Summer 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Summer 2010 Offering Warrants issued were valued at $209,512 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .55; dividend yield of 0%; volatility factors of the expected market price of common stock of 132%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $146,988.  As of Decmber 31, 2010, the aggregate value of the Summer 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $35,650 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of December 31, 2010, investors have converted $392,150 of the Convertible Notes into 1,568,600 shares of the Company’s common stock.  There was no outstanding balance at December 31, 2010.

2010 Fall Offering

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

The Company received $158,620 in net proceeds in the Fall 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Fall 2010 Offering Warrants issued were valued at $88,113 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .42; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $70,507.  As of December 31, 2010, the aggregate value of the Fall 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $15,862 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of December 31, 2010, investors have converted $174,482 of the Convertible Notes into 697,928 shares of the Company’s common stock.  There was no outstanding balance at December 31, 2010.

2010 Fall Offering #2

From October 4, 2010 to November 30, 2010, the Company conducted and concluded a private offering (the “Fall 2010 Offering #2”) consisting of up to $3,000,000 aggregate face amount of its convertible notes (the “ Fall 2010 Notes). A total of $940,347 Fall 2010 #2 Notes were sold to ten accredited investors for an aggregate purchase price of $849,861.  While the stated interest rate on the Fall 2010 #2 Notes is 0%, the actual interest rate on the Fall 2010 #2 Notes is 10% per annum. The Fall 2010 #2 Notes mature on the first anniversary of the closing of this offering and will be convertible, at the option of the noteholder into 3,761,386 shares of the Company’s common stock at a conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Fall 2010 #2 Offering will receive, for no additional consideration, a warrant (the “Fall 2010 #2 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Fall 2010 #2 Notes are convertible (the “Warrant Shares”).  Each Fall 2010 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable for a period of twenty four months.  Up to 3,761,386 Warrant Shares are initially issuable on exercise of the Fall 2010 #2 Warrants.

The Company received $849,861 in net proceeds in the Fall 2010 #2 Offering which was used for general corporate purposes and working capital. The aggregate value of the Fall 2010 #2 Offering Warrants issued were valued at $436,986 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .27; dividend yield of 0%; volatility factors of the expected market price of common stock of 121%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $417,875.  As of December 31, 2010, the aggregate value of the Fall 2010 #2 Offering Warrants, the beneficial conversion feature and the transaction fees of $85,486 are considered as debt discount and will be amortized over the life of the notes.

As of December 31, 2010, investors have converted $553,587 of the Convertible Notes into 2,214,346 shares of the Company’s common stock.  The outstanding balance at December 31, 2010 was $386,760.

6.	Research and Development

The Company has research and development facilities in Morgan Hill, California. The Company has tested products incorporating our ZEFS, MK IV and ELEKTRA technologies for multiple makes and models diesel engines, motorbikes, boats, generators, lawnmowers and other small engines.  The Company has purchased test vehicles, test engines and testing equipment. The Company incurred expenses of $427,982 and $428,139 for the years ended December 30, 2010 and 2009, respectively, on its research and development activities, and $6,314,714 from February 18, 1998 (inception) to December 31, 2010.

Temple University License Agreements

The Company has entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results. Pursuant to the R & D Agreement, the Company will make payments to Temple University in the aggregate amount of $500,000. At December 31, 2010 the Company has completed payment in full of $500,000 under the R & D Agreement.

The Company has entered into three License Agreements with Temple University covering Temple University’s current patent applications concerning certain electric field effects on gasoline, kerosene and diesel fuel particle size distribution, and concerning electric field effects on crude oil and edible oil viscosity. Initially, the License Agreements are exclusive and the territory licensed to the Company is worldwide. Pursuant to the License Agreements, the Company will pay to Temple University  license fees in the aggregate amount of $300,000.  A payment of $50,000 was due on November 1, 2006; a payment of $100,000 was due on March 2, 2007; a payment of $75, 000 was due on February 2, 2008 and the final payment was due on February 2, 2009.  Annual maintenance fees of $25,000 for the first license were due on November 1, 2007, November 1, 2008. Annual maintenance payments of $150,000 for two of the licenses were due January 1, 2010 and January 1, 2010.   In addition, each License Agreement separately provides that the Company will pay royalties to Temple University on net sales of products incorporating the technology licensed under that License Agreement in an amount equal to 7% of the first $20 million of net sales, 6% of the next $20 million of net sales and 5% of net sales in excess of $40 million. Sales under the three License Agreements are not aggregated for purposes of calculating the royalties payable to Temple University. In addition, the Company has agreed to bear all costs of obtaining and maintaining patents in any jurisdiction where the Company directs Temple University to pursue a patent for either of the licensed technologies. Should the Company not wish to pursue a patent in a particular jurisdiction, that jurisdiction would not be included in the territory licensed to the Company.

On November 10, 2008, the Company received written notice from Temple University of a material breach relating to required payments under the License Agreements.  The notice provides the Company with 60 days’ notice to cure the material breach.  The Company’s failure to cure could result in a termination of the License Agreements..  Under the License Agreements the Company is subject to a penalty of 1% per month of the amounts due and unpaid under the License Agreements.  As of December 31. 2010, the Company was in default in the total amount of $721,785 which includes $256,785 of penalty interest and the Company has accrued this in the accompanying financial statements. On March 28, 2011, the Company completed its final adjusted payment to Temple University for all obligations outstanding on the License Agreements and the R&D Agreement.  (See “Note 12 Subsequent events”).

The Company has provided for all past due amounts in the financial statements at December 31, 2010, which is included in accounts payable-Temple University License Agreement. During the twelve months ended December 31, 2010 and December 31, 2009, the Company recorded $276,651, and $389,884, respectively fees due to Temple University. Amounts due Temple University as of December 31, 2010 and 2009 were $721,785 and $1,006,384, respectively. (See “Note 12, Subsequent Events”)

Other

In 2010, the company formed a relationship with Colfax Corporation to assist in the product development of commercial prototypes of the AOT technology.  The initial prototype has been constructed  and is being used for testing by the U.S. Department of Energy.

In 2010, the Company was approved for testing by the US Department of Energy for testing its new technology at the US DOE Rocky Mountain Oilfield Testing Center, at the US Naval Petroleum Reserve #3 near Casper, Wyoming.

In 2010, the Company contracted with Pipeline Research Council International (PRCI) for testing of the Company’s AOT technology.

In 2010, Dr. RongjiaTao of Temple University confirmed the AOT technology’s effects at nano-scale level using a neutron-scattering beam at the US National Institute of Standards and Technology (NIST).

In 2010, the Company satisfied its R&D Agreement obligations with Temple University.

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

In June 2010, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2010, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The strike price of the warrants issued by the Company, in connection with certain convertible note offerings made during 2009 and 2010, in the aggregate of 8,522,500 warrants, exercisable at $.30 per share, contain exercise prices that may fluctuate based on the occurrence of future offerings or events.  As a result, theses warrants are not considered indexed to the Company’s own stock.  The Company characterized the fair value of these warrants as derivative liabilities upon issuance.  The FASB’s guidance requires the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a probability weighted average series of Black-Scholes-Merton models as a valuation technique with the following assumptions:

		Fair Value of Warrants
	No. of Warrants	December 31, 2009	2010 Issuance	December 31, 2010
Risk-free interest rate		1.18%	1.44%	0.61%
Expected volatility		142% - 147%	137%	120%
Expected life (in years)		2.75 – 3	3	1.75 – 2.00
Expected dividend yield		0%	0%	0%
Fair Value:
2009 Summer Warrants	1,870,000	$906,015	-	$804,100
2009 Wellfleet Warrants	300,000	145,350	-	129,000
2009 Fall Warrants	6,352,500	654,978	$2,372,837	2,731,575
Total Fair Value	8,522,500	$1,706,343	$2,372,837	$3,664,675

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

The Company measured the fair value of the warrants issued during the year as of the date of issuance as $2,372,837.As of December 31, 2010, The Company re-measured the derivative liabilities and determined the fair value to be $3,664,675.  For the year ended December 31, 2010, the Company recorded an income on the change in the fair value of derivatives of $414,505.

8.	Common Stock Transactions

Issuances of Common Stock-2010

During the year ended December 31, 2010 the Company issued an aggregate of 20,163,798 shares of its common stock as follows:

●	During 2010, the Company issued 3,710,099 shares of its common stock for services valued in the aggregate at $1,385,137. The Company valued the shares at prices ranging from $0.43 to $0.48 per share.

●
During 2010, the Company issued 170,000 shares of its common stock to its employees as compensation valued in the aggregate $91,700.  The Company valued the shares at prices ranging from $0.52 to $0.55 per share.

●	During 2010, the Company issued 12,121 shares of its common stock to settle $4,121 of outstanding accounts payable. The Company valued the shares at $0.34 per share.

●
During 2010, the Company issued 16,076,023 shares of its common stock (including 224,751 shares issued to induce conversion of certain notes valued at $119,118)  in exchange for conversion of $4,417,417 of Convertible Notes.  The Company valued the shares at prices ranging from $0.15 to $0.50.

●	During 2010, the Company issued 195,555 shares of its common stock for exercised options valued at $.027.

Issuances of Common Stock-2009

During the year ended December 31, 2009, the Company issued an aggregate of 8,348,505 shares of its common stock as follows:

●	During 2009, the Company issued 1,482,000 shares of its common stock for services valued in the aggregate at $596,920. The Company valued the shares at prices ranging from $0.33 to $0.51 per share.

●	During 2009, the Company issued 495,615 shares of its common stock to settle $129,481 of outstanding accounts payable. The Company valued the shares at prices ranging from $0.20 to $0.38 per share.

●	During 2009, the Company issued 6,287,557 shares of its common stock in exchange for conversion of $1,436,886 of Convertible Notes. The Company valued the shares at prices ranging from $0.15 to $0.50.

●	During 2009, the Company issued 83,333 shares of its common stock for exercised options valued at $.027.

9.	Stock options and warrants

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At December 31, 2010, 2,412,512 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company of which 250,000 are still outstanding.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at December 31, 2010 was 6.37 years. Stock option activity for the years ended December 31, 2010 and 2009, which includes 3,250,000 options granted outside and prior to the adoption of the Plan, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price

Options, January 1, 2004	13,250,000	$0.11
Options granted	1,172,652	1.03
Options exercised	—	—
Options cancelled	—	—
Options, December 31, 2004	14,422,652	0.18
Options granted	2,085,909	0.92
Options exercised	—	—
Options cancelled	(10,000,000)	0.10
Options, December 31, 2005	6,508,561	0.53
Options granted	1,313,605	1.21
Options exercised	(2,860,000)	0.10
Options forfeited	(962,607)	0.84
Options cancelled	—	—
Options, December 31, 2006	3,999,559	0.99
Options granted	238,679	0.55
Options exercised	—	—
Options forfeited	(49,793)	1.96
Options cancelled	—	—
Options, December 31, 2007	4,188,445	$0.95
Options granted	2,700,000	0.28
Options exercised	—	—
Options forfeited	(2,287,220)	1.00
Options cancelled	—	—
Options, December 31, 2008	4,601,225	$0.53
Options granted	333,333	0.30
Options exercised	(83,333)	0.27
Options forfeited	—	—
Options cancelled	—	—
Options, December 31, 2009	4,851,225	$0.52
Options granted	181,818	0.55
Options exercised	(195,555)	0.27
Options forfeited	—	—
Options cancelled	—	—
Options, December 31, 2010	4,837,488	$0.53

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of December 31, 2010 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	4,449,942	6.6	$0.46	4,268,124	$0.45
$ 1.00 - $ 1.99	327,546	4.4	$1.25	327,546	$1.25
$ 2.00 - $ 2.26	60,000	0.6	$2.26	60,000	$2.26
	4,837,488		$0.53	4,655,670	$0.53

As of December 31, 2010 the market price of the Company’s stock was $0.54 per share. Future compensation expense on the options which were not exercisable at December 31, 2010 is $8,058. At December 31, 2010 the aggregate intrinsic value of the options outstanding was $741,087.

 Black-Scholes value of options

During the years ended December 31, 2010 and 2009, the Company valued options for pro-forma purposes at the grant date using the Black-Scholes pricing model with the following average assumptions:

	2010	2009

Expected life (years	5.50	5.50
Risk free interest rate	3.63%	2.57%
Volatility	129.95%	129.49%
Expected dividend yield	0.00%	0.00%

The weighted average fair value for options granted in 2010 and 2009 were $0.53 and $0.26, respectively.

During the year ended December 31, 2010, the Company granted 181,818 options exercisable at $0.55, vesting in one year with a ten year life. The options were valued at $96,681 or $0.53 per share using the Black Scholes pricing model using a 5.5 year expected term, 130% volatility, no annual dividends, and a discount rate of 3.63%.  During the year ended December 31, 2010, the Company recognized compensation expense of $88,623 relating to the vesting of these options.  As of December 31, 2010, there was unamortized compensation of $8,058 that will be amortized as compensation cost in 2011.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in Note 9).

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2004	14,252,414	0.48
Warrants granted	2,372,500	1.27
Warrants exercised	(960,500)	0.20
Warrants cancelled	—	—
Warrants outstanding, December31, 2004	15,664,414	0.62
Warrants granted	5,198,574	1.16
Warrants exercised	(50,500)	0.99
Warrants cancelled	(20,000)	1.50
Warrants outstanding, December31, 2005	20,792,488	0.75
Warrants granted	3,624,894	1.28
Warrants exercised	(2,328,452)	0.68
Warrants cancelled	(1,191,619)	1.46
Warrants outstanding, December 31, 2006	20,897,311	$0.81
Warrants granted	3,602,701	0.64
Warrants exercised	—	—
Warrants cancelled	(6,580,984)	1.06
Warrants outstanding, December 31, 2007	17,919,028	$0.67
Warrants granted	3,931,708	0.42
Warrants exercised	(1,064,650)	0.50
Warrants cancelled	(10,386,083)	0.56
Warrants outstanding, December 31, 2008	10,400,003	$0.70
Warrants granted	5,247,276	0.36
Warrants exercised	—	—
Warrants cancelled	(2,300,515)	0.95
Warrants outstanding, December 31, 2009	13,346,764	$0.52
Warrants granted	14,058,032	0.32
Warrants exercised	—	—
Warrants cancelled	(4,425,728)	0.53
Warrants outstanding, December 31, 2010	22,979,068	$0.40

During the year ended December 31, 2010, the Company issued 13,758,042 warrants to acquire shares of its common stock in connection with the issuance of its convertible notes, and issued 300,000 warrants valued at $126,000 for services provided.  The warrants were valued  using a Black Scholes option pricing model.

At December 31, 2010 the price of the Company’s common stock was $0.54 per share and the aggregate intrinsic value of the warrants outstanding was $4,215,160.

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.30 - $ 0.99	21,756,396	1.6	$0.36	21,756,396	$0.36
$ 1.00 - $ 1.99	1,135,370	2.2	$1.00	1,135,370	$1.00
$ 2.00 - $ 2.70	87,302	0.4	$2.70	87,302	$2.70
	22,979,068		$0.40	22,979,068	$0.40

Included in the table above are 8,522,500 warrants at an  exercise price of $.30 per share.  Based upon these warrant agreements, the exercise price may be reduced if the Company sells equity to any person or entity at a price per share or conversion price or exercise price per share which shall be less than the Warrant exercise price in respect of the Warrant Shares then in effect.  The reset of the warrant exercise price gives rise to the characterization of these instruments as derivative liabilities.  (See note 7).

10.	Commitments and contingencies

Legal matters

We have concluded our litigation in previous matters involving the Company’s prior Chairman and Chief Executive, Jeffrey Muller and all related matters and are of the current opinion that the Company no longer faces litigation liability in connection with those cases. We are continuing to ensure the Company’s obligations are fully in compliance with a previous injunction order entered by a Federal District Court over six years ago to timely file all of the Company’s financial and related reports.  The Company will shortly be petitioning the Federal District Court to dissolve the compliance injunction on the basis that for more than a six-year period, under the Company’s new administrative and executive leadership, it has been in full compliance with the Company’s SEC financial and reporting obligations. We can provide no assurance that such action to dissolve the injunction would be successful.

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Litigation Involving Former Executive Officer

As previously reported, on April 7, 2010, Bruce McKinnon, the former CEO of the Company, and the Company entered into an Agreement Re: Collection on Judgment (“Judgment”) (the “Settlement Agreement”),  wherein McKinnon, among other things, agreed to cease further collection efforts on the Judgment, and the Company, among other things, agreed to satisfy the Judgment for, and McKinnon agreed to accept as full and final satisfaction of the Judgment, subject to certain payment waivers described below, a total amount of $360,000, plus interest of ten percent (10%) per annum from March 15, 2010, on the unpaid balance until paid, payable as follows:  $30,000 on April 7, 2010; $85,000 on or before April 15, 2010; and, $15,000 per month commencing on June 1, 2010, until paid.   As of December 31, 2010, all payments have been made on time and the balance due is $155,270.  The Settlement Agreement also provides that if the Company makes all payments thereunder, on a timely basis, McKinnon will waive final payments due him in the amount of $35,000.

Employment agreements

Agreement with Cecil Bond Kyte

On January 30, 2009, the Company entered into an employment agreement with Cecil Bond Kyte, pursuant to which se serves as our Chief Executive Officer.  The initial term of the agreement became effective on January 30, 2009 and expires on January 30, 2010 and renews automatically for addition one-year periods unless either party has given notice of non-extension prior to October 30, 2010.  The agreement provides for a base compensation of $200,000 per year.  Mr. Kyte is eligible to participate in the Company’s incentive and benefit plans, including eligibility to receive grants of stock options under the 2004 plan.

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

Leases

In March 2009, the Company entered into a sublease agreement for its executive offices in Santa Barbara, California.  The term of the lease was for $3,520 per month from April 1, 2010 through December 31, 2010 and $3,630 per month from January 1, 2010 to December 31, 2010.

In November 2010, the Company entered into a lease agreement for its executive offices in Santa Barbara, California. The term of the lease was for $5,830 per month from January 1, 2011 to December 31, 2013.

Total rent expense under this lease and other operating leases in effect during the years ended December 31, 2010 and 2009, was $112,320 and $112,440, respectively.  The following is a schedule by years of future minimum rental payments required under the non-cancellable operating leases as of December 31, 2010.

Years Ending December 31,
2011	$69,960
2012	69,960
2013	69,960

Total	$209,880

11.	Income taxes

The Company did not record an income tax provision for 2010 and 2009, other than $800 for the minimum state tax provision. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2010	2009

Computed tax provision (benefit) at federal statutory rate (34%)	$(1,918,000)	$(2,160,000)
State income taxes, net of federal benefit	(170,000)	(260,000)
Permanent items	0	820,000
Valuation allowance	2,088,800	1,600,800
Income tax provision	$800	$800

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31, 2010	December 31, 2009
Net operating loss carry forwards	12,200,000	13,800,000
Valuation allowance	(12,200,000)	(13,800,000)
Total deferred taxes net of valuation allowance	$—	$—

As of December 31, 2010, the Company had net operating losses available for carry forward for federal tax purposes of approximately $29.8 million expiring beginning in 2019. These carryforward benefits may be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

As of December 31, 2010, the Company has recorded a $12.200,000 valuation allowance against a portion of its deferred tax assets, since at that time it was believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.

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

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2010 or 2009.

12.	Subsequent events

2011 Winter Offering

From December 13, 2010 through February 28, 2011, the Company  conducted a private offering (the “Winter 2011 Offering”) of up to $3,000,000 aggregate face amount of its convertible notes (the “Winter 2011  Notes”). A total of $2,588,422 aggregate face amount of the Winter 2011  Notes were sold for an aggregate purchase price of $2,353,111.  While the stated interest rate on the Winter 2011 Notes is 0%, the actual interest rate on the Winter 2011 Notes is 10% per annum. The Winter 2011 Notes mature on the first anniversary of their date of issuance. The Winter 2011 Notes are convertible, at the option of the noteholder, into 10,353,688 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Winter 2011 Offering received, for no additional consideration, a warrant (the “Winter 2011 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Winter 2011 Notes are convertible (the “Warrant Shares”).  Each Winter 2011 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 10,353,688 Warrant Shares are initially issuable to date on exercise of the Winter 2011 Warrants.

Increase in Outstanding Shares

During the period from January 1, 2011 through March 15, 2011, the Company issued 1,768,722 shares of its common stock.  This was comprised of the following:

The Company issued 1,609,924 shares of its common stock upon conversion of $402,481 of debt to its existing convertible note holders.

The Company issued 81,020 shares of its common stock upon exercise of cashless warrants.

The Company issued 77,778 shares of its common stock upon exercise of outstanding options at $0.27 per share.

Temple University.

On March 28, 2011, the Company completed its final adjusted payment to Temple University for all obligations outstanding on the License Agreements and the R&D Agreement.  This included previously made payments of $577,837 in 2010 and $677,422 of payments in the first three months of 2011.  We are in current negotiations with Temple to execute new License Agreements to reflect updated technologies. All of these outlays have been made possible through proceeds raised in connection with our recent private investment offerings.

Amendment to Employment Agreement of Chief Executive Officer

Amendment to Employment Agreement with Cecil Bond Kyte.  On March 1, 2011, the Board of Directors (the “Board”) of Save The World Air, Inc. (the “Company”) approved an amendment (the “Amendment”) to the employment agreement between the Company and the Company’s Chief Executive Officer, Cecil Bond Kyte (“Kyte”), dated January 30, 2009 (the “Employment Agreement”).

The initial term of the Kyte Employment Agreement was for one (1) year, renewable for successive one (1) year periods, unless Kyte or the Company provided written notice to the other, no later than October 31st of the then current year of the term, that the Employment Agreement would not be renewed;

As early as April 2010, Kyte requested the Board to re-negotiate certain of the non-cash compensation provisions under the Employment Agreement; notwithstanding Kyte’s request in the foregoing regard, the Compensation Committee of the Board did not take any action to re-negotiate or change the Employment Agreement; nonetheless, Kyte elected not to terminate the Employment Agreement on October 31, 2010; thus, under provisions of the Employment Agreement, the Employment Agreement is in full force and effect and the term thereof has been extended to January 29, 2012;

1.   Kyte, pursuant to provisions of the Employment Agreement, has indicated his intention not to renew the Employment Agreement, by giving notice of such non-renewal on a date no later than October 31, 2011;

2.   The Board recognized Kyte’s skills, judgment, abilities, contributions and outstanding performance as the Company’s Chief Executive Officer (“CEO”), and determined that it is in the Company’s best interest for Kyte to remain and continue to serve as the Company’s CEO and for Kyte not to terminate the Employment Agreement;

3.   Kyte has determined to waive his right, under Section 1 of the Employment Agreement, to terminate the Employment Agreement from March 1, 2011, through October 31, 2015, meaning that the Employment Agreement would remain in full force and effect through at least January 29, 2016, unless the Company determines to terminate the Employment Agreement earlier in accordance with provisions thereunder;

4.   Kyte has also determined to waive his right to claim or receive any vested or unvested stock option grants or other benefits under Section 3.7 (Stock Option Grant) of the Employment Agreement, and has agreed to the cancellation of 181,818 stock option grants previously issued to Kyte under Section 3.7 of the Employment Agreement;

5.   Kyte and the Board have determined that all terms and conditions set forth in the Employment Agreement shall remain in full force and effect, except for the changes identified in paragraphs 5. and 6., above, and the changes set forth in paragraph 10., below;

6.   Kyte has agreed to continue to serve in the role of CEO of the Company through at least January 29, 2016;

7.   Kyte has determined more fully to align his interests with the interests of the shareholders of the Company, and, in furtherance thereof, the Company and Kyte have agreed to an amendment of the Employment Agreement, providing for non-cash performance compensation in the form of nonqualified stock options as set forth below in paragraph 10.

8.   In furtherance and consideration of the foregoing, the Board determined to amend the Employment Agreement and grant Kyte nonqualified stock options to acquire shares of common stock of the Company (the “Shares”), under the following terms and conditions:

(i)	Stock Option Grant (the “Option”): 17,600,000 Shares;

(ii)	Exercise Price: $0.25 per share;

(iii)	Term: The Option shall expire ten (10) years from the Effective Date, defined in (iv) below;

(iv)	Effective Date: January 30, 2011;

(v)
Vesting:  Twenty percent (20%) of the Option shall vest on the first anniversary of the Effective Date; twenty percent (20%) on the second anniversary of the Effective Date; twenty percent (20%) on the third anniversary of the Effective Date; twenty percent (20%) on the fourth anniversary of the Effective Date; and, twenty percent (20%) on the fifth anniversary of the Effective Date;

(vi)
Accelerated Vesting:  In the event of a Change of Control, as defined in the Employment Agreement, all unvested options shall automatically vest on the effective date of such Change of Control.  In the event the Company achieves net profit of no less than $20,000,000, computed in accordance with generally accepted accounting principles, on a cumulative basis during the five (5) year vesting period, all unvested options shall automatically vest;

(vii)
If Kyte’s employment with the Company is terminated with or without cause, voluntarily or involuntarily, as such terms are defined in the Employment Agreement, except for a Change of Control, all unvested Options shall terminate and be of no force or effect;

(viii)	The Options and Shares underlying the Options shall not be registered with the Securities and Exchange Commission, and shall be deemed “restricted” securities;

(ix)	The Options shall be nonqualified.