Form 10-Q
period 2011-03-31
SAVE THE WORLD AIR INC
filed 2011-05-11
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

The number of shares of the Registrant’s Common Stock outstanding as of May 10, 2011 was 102,231,402

SAVE THE WORLD AIR, INC.
FORM 10-Q

PART I

Item 1. Financial Statements

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS

Cash	$325,218	$101,645
Other current assets	42,210	29,425
Total current assets	367,428	131,070
Property and Equipment, net of accumulated depreciation of $186,320 and $178,246 at March 31, 2011 and December 31, 2010, respectively	70,009	78,083
Other assets	13,850	8,020
Total assets	$451,287	$217,173

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable-related parties	$73,566	$241,176
Accounts payable-license agreements	—	721,785
Accounts payable-other	571,616	450,411
Accrued expenses	841,408	959,827
Accrued professional fees	444,574	431,704
Loans payable-related parties and shareholders	63,004	86,947
Convertible debentures, net-of- discount	258,213	76,947
Fair value of derivative liabilities	2,447,078	3,664,675
Total current liabilities	4,699,459	6,633,472

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001par value: 200,000,000 shares authorized, 93,221,916 and 91,453,194, shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	93,222	91,453
Additional paid-in capital	54,954,317	51,925,168
Deficit accumulated during the development stage	(59,295,711)	(58,432,920)
Total stockholders’ deficiency	(4,248,172)	(6,416,299)
Total liabilities and stockholders’ deficiency	$451,287	$217,173

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			Inception
			(February 18,
	Three months ended March 31,		1998) to March 31,
	2011	2010	2011

Net sales	$—	$—	$69,000
Cost of goods sold	—	—	24,120
Gross profit	—	—	44,880
Operating expenses	1,082,984	1,563,536	38,340,938
Research and development expenses	471,355	174,293	6,786,069
Non-cash patent settlement cost	—	—	1,610,066
Loss before other income	(1,554,339)	(1,737,829)	(46,692,193)
Other income (expense)
Other income	65,363	5,196	209,335
Interest income	—	—	16,342
Interest and financing expense	(591,412)	(1,407,879)	(12,183,776)
Change in fair value of derivative liabilities	1,217,597	(1,238,763)	1,324,262
Costs of private placement	—	(1,129,212)	(1,640,715)
Costs to induce conversion of notes	—	—	(469,043)
Loss on disposition of equipment	—	—	(14,426)
Settlement of Debt Due Morale/ Matthews	—	—	(927,903)
Settlement of litigation and debt	—	—	1,089,088
Loss before provision for income taxes	(862,791)	(5,508,487)	(59,289,029)
Provision for income taxes	—	800	6,682
Net loss	$(862,791)	$(5,509,287)	$(59,295,711)
Net loss per common share, basic and diluted	$(.01)	$(.07)
Weighted average common shares outstanding, basic and diluted	92,826,589	73,652,591

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011

	Price per	Total Stockholders’		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2010		91,453,194	$91,453	$—	$51,925,168	$(58,432,920)	$(6,416,299)
Common stock issued for conversion of convertible debt	$.25	1,609,924	1,610	—	400,871	—	402,481
Common stock issued upon exercise of warrants	$.47	81,020	81	—	(81)	—	—
Fair value of options issued as compensation	—	—	—	—	254,326	—	254,326
Common stock issued upon exercise of options	$.27	77,778	78	—	20,922	—	21,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	—	—	—	—	2,353,111	—	2,353,111
Net loss for the three months ended March 31, 2011	—	—	—	—	—	(862,791)	(862,791)
Balance, March 31, 2011		93,221,916	$93,222	$—	$54,954,317	$(59,295,711)	$(4,248,172)

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Inception (February 18, 1998)
	Three Months Ended March 31,		to March, 31
	2011	2010	2011
Cash flows from operating activities
Net Loss	$(862,791)	$(5,509,287)	$(59,295,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	(65,363)	—	(1,227,683)
Settlement of debt due Morale/Matthews	—	—	927,903
Stock based compensation expense	254,326	129,813	4,189,482
Issuance of common stock for services	—	470,000	7,172,788
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Issuance of warrants for financing fees	—	—	153,501
Issuance of warrants for consulting fees	—	—	126,000
Increase in convertible notes related to default	948	17,336	297,427
Interest on related party loans	—	—	22,305
Patent acquisition cost	—	—	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	582,799	1,385,826	11,647,430
Fair value of common stock and warrants issued to induce conversion of notes	—	—	469,043
Costs of private placement convertible notes	—	1,129,212	1,640,715
Change in fair value of derivative liability	(1,217,597)	1,238,763	(1,324,262)
Amortization of deferred compensation	—	—	3,060,744
Loss on disposition of assets	—	—	14,426
Depreciation and amortization of leasehold improvements	8,074	8,625	468,256
Bad debt	—	—	1,300
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,380)
Inventory	—	—	—
Prepaid expenses and other	(12,785)	759	(42,130)
Other assets	(5,830)	—	(13,850)
Accounts payable and accrued expenses	124,436	(202,721)	4,736,767
Accounts payable – license agreements	(656,422)	(77,997)	(651,137)
Accounts payable – related parties	(167,610)	2,446	(19,437)
Net cash used in operating activities	(2,017,815)	(1,407,225)	(25,495,980)
Cash flows from investing activities
Purchase of equipment	—	(9,081)	(566,619)
Proceeds from sale of equipment	—	—	17,478
Net cash used in investing activities	—	(9,081)	(549,141)
Cash flows from financing activities
Net proceeds under equity line of credit	—	—	1,262,386
(Decrease) increase in payables to related parties and stockholder	(23,943)	(19,470)	599,983
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	2,251,831	1,745,255	13,456,809
Repayment of convertible notes	—	—	(282,121)
Proceeds from sale of stock and exercise of warrants and options	13,500	15,300	10,816,074
Net cash provided by financing activities	2,241,388	1,741,085	26,370,339
Net increase in cash	223,573	324,779	325,218
Cash, beginning of period	101,645	33,611	—
Cash, end of period	$325,218	$358,390	$325,218

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)

		Inception (February 18, 1998)
Three Months Ended March 31,		to March 31,
2011	2010	2011

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6,607	$338	$165,973
Income taxes	$—	$800	$6,682
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	—	3,202,931
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	—	—	515,000
Issuance of common stock in settlement of payable	—	4,121	247,584
Cancellation of stock	—	—	8,047
Conversion of accounts payable and accrued expenses to common stock	—	—	612,521
Conversion of accounts payable and accrued expenses to convertible debentures	101,280	303,700	432,480
Conversion of related party debt to convertible debentures	—	—	72,500
Conversion of convertible debentures to common stock	402,481	1,425,138	11,188,462
Issuance of shares for settlement of loans and other payable to Morale/Matthews	—	—	2,783,711
Write off of deferred compensation	—	—	142,187
Fair value of derivative liability recorded as note discount	—	1,243,625	2,130,625
Proceeds of exercise of options applied to accounts payable	7,500	—	67,500
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	2,353,111	805,330	10,599,499

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011and 2010 (UNAUDITED)

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

The Company was incorporated on February 18, 1998, as a Nevada corporation, under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999, following the acquisition of marketing and manufacturing rights of the ZEFS technologies. Our executive offices are at 735 State Street, Suite 500, Santa Barbara, California 93101.  The telephone number is (805)-845-3561. Our research and development facility is at 235 Tennant Avenue, Morgan Hill, California 95037. The telephone number is (408) 778-0101. The corporate website is www.stwa.com.  The common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board

The Company’s technology has two commercial applications; AOT™ (Applied Oil Technology) and ELEKTRA™ and legacy technologies of ZEFS and MK IV.  AOT™ and ELEKTRA™ are nearing the end of the product development cycle, which will culminate at the U.S. Department of Energy’s Rocky Mountain Oilfield Testing Center (RMOTC).  We believe the testing of AOT™ at the RMOTC will determine the value of savings the product presents at full scale operation on an active pipeline.

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

The condensed consolidated balance sheet information as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC. These interim financial statements should be read in conjunction with that report.

Going concern

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of $59,295,711 from February 18, 1998 (Inception) through March 31, 2011. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $862,791 and a negative cash flow from operations of $2,017,815 for the three months ended March 31, 2011, and had a working capital deficiency (excluding derivative liabilities) of $1,884,953 and a stockholders' deficiency of $4,248,172 at March 31, 2011.  As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2010 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 28, 2011, the Company completed its final adjusted payment to Temple University for all outstanding obligations on the License Agreements and the R&D Agreement. The Company is currently in negotiations with Temple to replace the current License Agreements and to execute new License Agreements to reflect updated technologies. (See “Note 10. Subsequent Events”).

 The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan.  The Company’s operations from inception, February 18, 1998 to March 31, 2011 have been funded through issuances of its common stock and convertible notes.  During this period, the Company raised an aggregate of $24,272,883 of which $13,456,809 was from the sale of convertible notes.  As of March 31, 2011, the outstanding balance of convertible notes was $2,651,221, of which $2,588,422 represented the 2011 Winter Offering which closed February 28, 2011 (see “Note 4. Convertible Debentures”). The Company expects substantially all of the outstanding notes will be converted into shares of common stock of the Company. (see “Note 10 Subsequent events”).

On March 31, 2011, the Company had cash on hand in the amount of $325,218.  In addition to the funds on hand, the Company will  require additional funds  to continue to operate our business.  This includes expenses we will incur in connection with license agreements; product development and commercialization of the AOT and ELEKTRA technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, the Company has contractual commitments for salaries to one of the executive officers pursuant to an employment agreement, severance payments to a former officer and consulting fees, during 2011 and beyond.  In light of the Company’s financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. The Company intends to review these measures on an ongoing basis and make additional decisions as may be required.

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

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the three month period ended March 31, 2011 and 2010, the dilutive impact of outstanding stock options of 22,177,892 and 4,976,376 respectively, and outstanding warrants of 31,806,292 and 19,264,520 have been excluded because their impact on the loss per share is anti-dilutive.

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

The Company is required to use observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2011 and December 31, 2010.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability - March 31, 2011	$-0-	$-0-	$2,447,078	$2,447,078
Fair value of Derivative Liability - December 31, 2010	$-0-	$-0-	$3,664,675	$3,664,675

Recent Accounting Pronouncements

Recent accounting pronouncements did not or are not believed to have a material impact on the Company’s present or future consolidated financial statements.

3.  Certain relationships and related transactions

Loans from related parties

As at March 31, 2011, and December 31, 2010, the Company had  loan payable to an officer of the Company in the amount of $63,004 and $86,947, respectively. These loans are unsecured, are due on demand and bear interest at 6% per annum.

Accounts Payable to related parties

As of March 31, 2011 and December 31, 2010, the Company had accounts payable to related parties in the amount of $73,566 and $241,176, respectively. These amounts are unpaid Directors Fees and  expenses incurred by officers and directors.

4.  Convertible Debentures

Convertible debentures consist of the following:

	Maturity dates	March, 2011	December 31, 2010

2008 Winter Offering	December 5, 2009	6,846	6,697

2009 Spring	April 30, 2010	6,604	6,455

2009 Wellfleet	September 28, 2012	27,477	27,011

2009 Fall Offering	January 15, 2012	10,872	37,409

2010 Fall Offering #2	November 30, 2011	11,000	386,760

2011 Winter Offering	February 28, 2012	2,588,422	—

Sub-total		2,651,221	464,332

Less, remaining debt discount		(2,393,008)	(387,385)
Convertible debentures, net		$258,213	76,947

2008 Winter Offering.  From November 24, 2008 to December 5, 2008, the Company conducted an offering (the “2008 Winter Offering”) of up to $500,000 aggregate face amount of its Convertible Notes.  A total of $524,700 aggregate face amount of the 2008 Winter Notes were sold for an aggregate purchase price of $477,000 net proceeds.  Therefore, while the stated interest on the 2008 Winter Notes is 0%, the implied interest rate on the 2008 Winter Notes is 10%.  The 2008 Winter Notes matured on the first anniversary of the date of issuance.  The 2008 Winter Notes are convertible, at the option of the note holders, into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the average of the closing bid price of the Company’s common stock for the five trading days preceding the closing date of the 2008 Winter Offering (the “Conversion Price”).  Up to 3,086,470 Conversion Shares are issuable at a Conversion Price of $0.17 per share.

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

The aggregate value of the Winter 2008 Offering Warrants issued in connection with the December 5, 2008 closing were valued at $168,925 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 3.42%; dividend yield of 0%; volatility factors of the expected market price of common stock of 153.56%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $308,075.  The value of the Winter 2008 Offering Warrants, the beneficial conversion feature, and the transaction fees of $47,700 were considered as debt discount and were amortized over the life of the Note.

As March 31, 2011, investors have converted $519,200 of the Convertible Notes into 3,054,117 shares of the Company’s common stock.  As of March 31, 2011, one note for $5,500 was in default and outstanding ($6,846 in total including $1,346 in penalties and interest).

2009 Spring Offering.  From March 17, 2009 to April 30, 2009, the Company conducted and concluded a private offering (the “Spring 2009 Offering”) of up to $300,000 aggregate face amount of its convertible notes (the “Spring 2009 Notes”) with 11 accredited investors. A total of $181,500 aggregate face amount of the Spring 2009 Notes were sold for an aggregate purchase price of $165,000.  The Spring 2009 Notes matured on the first anniversary of their date of issuance, are convertible, at the option of the noteholder, into up to 672,222 shares of common stock of the Company at a conversion price of $0.27 per share.

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

The Company received $165,000 in net proceeds in the Spring 2009 Offering which was used for general corporate purposes and working capital. The aggregate value of the Spring 2009 Offering Warrants issued in connection with the April 30, 2009 closing were valued at $39,994 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 0.94%; dividend yield of 0%; volatility factors of the expected market price of common stock of 156.39%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $96,827.  The value of the Spring 2009 Offering Warrants, the beneficial conversion feature, and the transaction fees of $16,500 were considered as debt discount and were amortized over the life of the Note.

As of March 31, 2011, investors have converted $176,000 of the Convertible Notes plus penalty and interest of $7,538 into 679,768 shares of the Company’s common stock.  As of March 31, 2011, one note in the amount of $5,500 was in default and outstanding ($6,604 in total which includes $1,104 of penalty and interest).

2009 Wellfleet Offering. On November 20, 2009, the Company completed a private financing of $75,000 principal amount of 7% Convertible Promissory Notes (the “Notes”) due September 28, 2012 and 300,000 Common Stock Purchase Warrants exercisable at $.30 per share (the “Warrants”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with 3 accredited investors (the “Note Offering”), through Sandgrain Securities, Inc., as placement agent.

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

The Company determined that the fair value of the warrant liability at issuance on November 20, 2009 to be $75,000 based upon a probability weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount.  The fair value of the warrant liability as of March 31, 2011 was $28,231 (see Note 8).

As of March 31, 2011, investors have converted $50,000 of the Convertible Notes plus $1,750 of accrued interest into 207,000 shares of the Company’s common stock.  The outstanding balance at March 31, 2011 was $27,477 which includes $2,477 of accrued interest.

2009  Fall Offering. From October 2, 2009 to January 15, 2010, the Company conducted and completed a private offering (the “Fall 2009 Offering”) consisting of an aggregate of $1,588,125 of 7% Convertible Promissory Notes (the “Notes”) with interest compounded quarterly at the annual rate of 7% payable at maturity, and warrants to purchase an aggregate of 6,352,500 shares of our common stock (the “Fall 2009 Warrants”).  The Company received $1,284,425 net proceeds, of which $344,500 was received as of December 31, 2009.  The Fall 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the note holder, into up to 6,352,500 shares of our common stock at a conversion price of $0.25 per share.  The Fall 2009 Warrants are for a term of three years at an exercise price of $0.30 per share.

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

The Company determined that the fair value of the warrant liability at issuances to be $3,027,815 based upon a probibility weighted average Black-Scholes-Merton calculation (See Note 8), of which, $654,978 was recorded on December 31, 2009 and $2,372,837 was recorded on January 15, 2010.  The Company recorded the full value of the derivative of $2,372,837 as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $2,372,837 exceeded the note value of $1,243,625, the excess of the liability over the note amount of $1,129,212 was considered to be cost of the private placement and was charged to expense upon issuance.  The fair value of the warrant liability as of March 31, 2011 was $1,890,935 (see Note 8).

As of March 31, 2011, investors have converted $1,578,125 of the Convertible Notes plus interest of $11,502 into 6,358,507 shares of the Company’s common stock.  The outstanding balance at March 31, 2011 is $10,872 which includes $872 in accrued interest.

2010 Fall Offering #2

From October 4, 2010 to November 30, 2010, the Company conducted and concluded a private offering (the “Fall 2010 Offering #2”) consisting of up to $3,000,000 aggregate face amount of its convertible notes (the “ Fall 2010 Notes). A total of $940,347 Fall 2010 #2 Notes were sold to ten accredited investors for an aggregate purchase price of $849,861.  While there was no stated interest rate on the Fall 2010 #2 Notes, the implied effective interest rate on the Fall 2010 #2 Notes is 10% per annum. The Fall 2010 #2 Notes mature on the first anniversary of the closing of this offering and will be convertible, at the option of the noteholder into 3,761,386 shares of the Company’s common stock at a conversion price of $0.25 per share (the “Conversion Price”).

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

The Company received $849,861 in net proceeds in the Fall 2010 #2 Offering which was used for general corporate purposes and working capital. The aggregate value of the Fall 2010 #2 Offering Warrants issued were valued at $436,986 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .27; dividend yield of 0%; volatility factors of the expected market price of common stock of 121%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $417,875.  As of March 31, 2011, the aggregate value of the Fall 2010 #2 Offering Warrants, the beneficial conversion feature and the transaction fees of $85,486 are considered as debt discount and will be amortized over the life of the notes.

As of March 31, 2011, investors have converted $929,347 of the Convertible Notes into 3,717,386 shares of the Company’s common stock.  The outstanding balance at March 31, 2011 was $11,000.

2011 Winter Offering

From December 13, 2010 through February 28, 2011, the Company  conducted a private offering (the “Winter 2011 Offering”) of up to $3,000,000 aggregate face amount of its convertible notes (the “Winter 2011  Notes”). A total of $2,588,422 aggregate face amount of the Winter 2011  Notes were sold for an aggregate purchase price of $2,353,111.  While there was no stated interest rate on the Winter 2011 Notes, the implied effective interest rate on the Winter 2011 Notes is 10% per annum. The Winter 2011 Notes mature on the first anniversary of their date of issuance. The Winter 2011 Notes are convertible, at the option of the note holder, into 10,353,688 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

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

The Company received $2,353,111 in net proceeds in the 2011 Winter Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Offering Warrants issued were valued at $1,368,888 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .25; dividend yield of 0%; volatility factors of the expected market price of common stock of 130%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature valued at $984,223.  As of March 31, 2011, the aggregate value of the 2011 Winter Offering Warrants, the beneficial conversion feature and the transaction fees of $235,311 are considered as debt discount and will be amortized over the life of the notes.

As of March 31, 2011, the outstanding balance of the Winter 2011 Notes was $2,588,422.

5. Capital stock

During the three months ended March 31, 2011, the Company issued 1,609,924 shares of common stock in exchange for conversion of $402,481 of Convertible Notes.

During the three months ended March 31, 2011, the Company issued 81,020 shares of common stock upon cashless exercise of 224,000 warrants.

During the three months ended March 31, 2011, the Company issued 77,778 shares of common stock upon exercise of options at $0.27 per share and valued at $21,000.

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

Options

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At March 31, 2011, 2,672,108 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company of which 250,000 are still outstanding.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at March 31, 2011 was 9 years. Stock option activity for the period January 1, 2011 to March 31, 2011, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price

Options outstanding, January 1, 2011	4,837,488	$0.53
Options granted	17,600,000	0.25
Options exercised	(77,778)	0.27
Options forfeited	(181,818)	0.55
Options cancelled	—	—
Options outstanding, March 31, 2011	22,177,892	$0.31

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of March 31, 2011 were as follows:

	Outstanding Options			Exercisable Options
			Weighted		Weighted
Option		Life	Average Exercise		Average Exercise
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Price
$ 0.21 - $ 0.99	21,790,346	9.2	$.29	4,190,346	$0.46
$ 1.00 - $ 1.99	327,546	4.1	1.25	327,546	1.25
$ 2.00 - $ 2.26	60,000	0.4	2.26	60,000	2.26
	22,177,892	9.0	$0.31	4,577,892	$0.54

On January 29, 2011, the Company issued 17,600,000 options to Cecil Bond Kyte, its chairman and chief executive officer. The options have an exercise price of $.25 per share, vest over a five year period, and expire ten years from date of grant.   Twenty percent of the options shall vest on each of the first five anniversary dates.  In the event of a change of control of the Company, all unvested options shall vest on the date of the change of control.  During the three months ended March 31, 2011, the Company amortized $254,326 of compensation cost based on the vesting of the options.  Future unamortized compensation expense on the outstanding options at March 31, 2011 is $6,587,938.  As of March 31, 2011, the market price  of the Company’s stock was $0.43 per share and the aggregate intrinsic value of the options outstanding and exercisable was $396,267.

Black-Scholes-Merton value of options

During the three months ended March 31, 2011 and 2010, the Company valued options at the grant date using the Black-Scholes-Merton pricing model with the following average assumptions:

	March 31,
	2011	2010

Expected life (years)	6.0	5.5
Risk free interest rate	1.95%	3.63%
Volatility	135.00%	129.95%
Expected dividend yield	0.00%	0.00%

The weighted average fair value for options granted in 2010 was $0.53.  The weighted average fair value for options granted during the three months ended March 31, 2011 was $0.39.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants from January 1, 2011 to March 31, 2011:

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2011	22,979,068	$0.40
Warrants granted	10,353,688	0.30
Warrants exercised	(224,000)	0.47
Warrants cancelled	(1,302,464)	0.50
Warrants outstanding, March 31, 2011	31,806,292	$0.36

	Outstanding Warrants			Exercisable Warrants
Warrant			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$ 0.30 - $ 0.99	30,718,990	1.6	$0.33	30,718,990	$0.33
$ 1.00 - $ 1.99	1,000,000	2.2	$1.00	1,000,000	$1.00
$ 2.00 - $ 2.70	87,302.2		$2.70	87,302	$2.70
	31,806,292	1.6	$0.36	31,806,292	$0.36

As of March 31, 2011 the market value of the Company's stock was $0.43 per share, and the aggregate intrinsic value of the warrants outstanding was $3,321,234.

7.  Research and development

The Company has research and development facilities in Morgan Hill, California. The Company has tested products incorporating our ZEFS, MK IV, ELEKTRA and AOT technologies for multiple makes and models diesel engines, motorbikes, boats, generators, lawnmowers, other small engines and pipelines. The Company has purchased test vehicles, test engines and testing equipment. The Company incurred $471,355 and $174,293 for the three months ended March 31, 2011 and 2010, respectively, on its research and development activities.

AOT TESTING

In mid-July, 2010, the Company entered into a Letter of Intent with the U.S. Department of Energy-Naval Petroleum Reserve/Rocky Mountain Oilfield Testing Center (RMOTC) in Wyoming.  On December 22, 2010, a formal Agreement was entered into with RMOTC for testing of our Applied Oil Technology (AOT).  Colfax Corporation built the prototype to be used at the testing site and other suppliers furnished hardware, electrical supplies, oil tanks and engineering testing devices.  Costs incurred for the testing during the three months ended March 31, 2011 was $466,449.  Testing began in February 2011 and is scheduled to be completed in early May, 2011.

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

The derivative liabilities were valued using a probability weighted average series of Black-Scholes-Merton models as a valuation technique with the following assumptions:

	Fair Value of Warrants
	March 31, 2011	December 31, 2010
Risk-free interest rate	0.80%	0.61%
Expected volatility	117%-119%	120%
Expected life (in years)	1.50 – 1.75	1.75 – 2.00
Expected dividend yield	0%	0%
Fair Value:
2009 Summer Warrants	$527,912	$804,100
2009 Wellfleet Warrants	28,231	129,000
2009 Fall Warrants	1,890,935	2,731,575
Total Fair Value	$2,447,078	$3,664,675

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

As of March 31, 2011, the Company re-measured the derivative liabilities and determined the fair value to be $2,447,078. For the three months ended March 31, 2011, the Company recorded a gain on the change in fair value of derivatives of $1,217,597.

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

Litigation Involving Former Executive Officer

As previously reported, on April 7, 2010, Bruce McKinnon, the former CEO of the Company, and the Company entered into an Agreement Re: Collection on Judgment (“Judgment”) (the “Settlement Agreement”),  wherein McKinnon, among other things, agreed to cease further collection efforts on the Judgment, and the Company, among other things, agreed to satisfy the Judgment for, and McKinnon agreed to accept as full and final satisfaction of the Judgment, subject to certain payment waivers described below, a total amount of $360,000, plus interest of ten percent (10%) per annum from March 15, 2010, on the unpaid balance until paid, payable as follows:  $30,000 on April 7, 2010; $85,000 on or before April 15, 2010; and, $15,000 per month commencing on June 1, 2010, until paid.   As of March 31, 2011, all payments have been made on time and the balance due is $116,355.  The Settlement Agreement also provides that if the Company makes all payments thereunder, on a timely basis, McKinnon will waive final payments due him in the amount of $35,000.

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

10.  Subsequent events

Stock Issuance

From April 1, 2011 through May 10, 2011, the Company issued 9,009,486 additional shares of our common stock in exchange for the conversion of $2,252,372 Convertible Notes.  The outstanding balance of Convertible Notes at May 10, 2011 is $398,849.

2011 Spring Offering

Since March 14, 2011 the Company has been conducting a private offering (the “Spring 2011 Offering”) of up to $1,100,000 aggregate face amount of its convertible notes (the “Spring 2011  Notes”). The Spring 2011 Offering will close on or before May 31, 2011. As of May 6, 2011 a total aggregate face amount of $401,720 the Spring 2011 Notes have been sold for an aggregate purchase price of $365,200.  While there is no stated interest rate on the Spring 2011 Notes, the implied effective interest rate on the Spring 2011 Notes is 10% per annum. The Spring 2011 Notes mature on the first anniversary of their date of issuance. The Spring 2011 Notes are convertible, at the option of the note holder, into 1,606,880 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Spring 2011 Offering will receive, for no additional consideration, a warrant (the “Spring 2011 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Spring 2011 Notes are convertible (the “Warrant Shares”).  Each Spring 2011 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 1,606,880 Warrant Shares are initially issuable to date on exercise of the Spring 2011 Warrants.

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

You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “expects”, “anticipates,” “believes,” “estimates,” “continues,” or the negative of such terms, or other comparable terminology.

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

We obtained three licenses (the “Licenses”) from Temple University for their patent-pending uniform electric field technology, which provide the intellectual property foundations upon which the AOT and ELEKTRA products are based.  The AOT technology consists of passing crude oil through an array of dynamically-controlled electrical fields to reduce the viscosity of the oil, making it easier to pump through oil pipelines.  The ELEKTRA technology consists of passing fuel through a dynamically-controlled electrical field to assist in the atomization of fuel via fuel injectors.  ELEKTRA introduces a uniform electrical field into the fuel flow to reduce the viscosity of diesel fuel, enabling smaller droplets to be released into the combustion chamber of a diesel engine.  At December 31, 2010, the Company owed to Temple University a total of $721,785 for the License Agreement, Maintenance Fees, R&D Agreement and penalties and we were in default in those payments.  On March 28, 2011, we completed our final adjusted payment to Temple University for all outstanding obligations on the License Agreements and the R&D Agreement. We are currently in negotiations with Temple to replace the current License Agreements and to execute new License Agreements to reflect updated technologies.

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

Our common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board

Results of Operations

We did not generate any revenue for the three-month period ended March 31, 2011 and 2010.

Operating expenses were $1,082,984 for the three-month period ended March 31, 2011, compared to $1,563,536 for the three-month period ended March 31, 2010, a decrease $480,552. This decrease is attributable to decreases in non-cash expenses of $346,038 and cash expenses of $134,514. Specifically, the decrease in non-cash expense is attributable to decreases in stocks given to consultants and employees of $561,700 and depreciation of $551, offset by an increase in valuation of options given to employees as compensation of $216,213. Specifically, the decrease in cash expense is attributable to decreases in consulting and professional fees of $85,257, office and other expenses of $51,983 and travel and related expenses of $3,058, offset by increases in salaries and benefits of $5,137 and corporate expenses of $647.

Research and development expenses were $471,355 for the three-month period ended March 31, 2011, compared to $174,293 for the three-month period ended March 31, 2010, an increase of $297,062. This increase is attributable to an increase in product testing, research and supplies of $471,065, offset by a decrease in contract fees of $174,003.

Other income and expense were $691,548 income for the three-month period ended March 31, 2011, compared to $3,770,658 expense for the three-month period ended March 31, 2010, a decrease of $4,462,206. This decrease is attributable to decreases in change in fair value of derivative liabilities of $2,456,360, cost of private placement of $1,129,212, interest and financing expense of $816,467 and an increase in other income of $60,167.

We had a net loss of $862,791, or $0.01 per share, for the three-month period ended March 31, 2011, compared to a net loss of $5,509,287, or $0.07 per share, for the three-month period ended March 31, 2010. We expect to incur additional net loss in the fiscal year ending December 31, 2011 primarily attributable to continued operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

Since its inception, we have been primarily engaged in organizational and pre-operating activities. We have generated insignificant revenues and have incurred accumulated losses of $59,295,711 from February 18, 1998 (Inception) through   March 31, 2011. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $862,791 and a negative cash flow from operations of $2,017,815 for the three months ended March 31, 2011, and had a working capital deficiency (excluding derivative liabilities) of $1,884,953 and a stockholders' deficiency of $4,248,172 at March 31, 2011.  As a result, our independent registered public accounting firm, in their report on our 2010 consolidated financial statements, raised substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

On March 28, 2011, we completed our final adjusted payment to Temple University for all outstanding obligations on the License Agreements and the R&D Agreement. We are currently in negotiations with Temple to replace the current License Agreements and to execute new License Agreements to reflect updated technologies (see “Item 5  Other information”).

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan.  Our operations from inception, February 18, 1998 to March 31, 2011 have been funded through issuances of our common stock and convertible notes.  During this period, we raised an aggregate of $24,272,883 of which $13,456,809 was from the sale of convertible notes. As of March 31, 2011, the outstanding balance of convertible notes was $2,651,221, of which $2,588,422 represented the 2011 Winter Offering which closed February 28, 2011. (see “Note 4. Convertible debentures”). We expect substantially all of the outstanding notes will be converted into shares of common stock of the Company (see “Item 5 Other Information”).

On March 31, 2011, we had cash on hand in the amount of $325,218.  In addition to the funds on hand, we will  require additional funds  to continue to operate our business.  This includes expenses we will incur in connection with license agreements; product development and commercialization of the AOT and ELEKTRA technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition ,we have contractual commitments for salaries to one of our executive officers pursuant to an employment agreement, severance payments to a former officer and consulting fees, during 2011 and beyond.  In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Since March 14, 2011 the Company has been conducting a private offering (the “Spring 2011 Offering”) of up to $1,100,000 aggregate face amount of its convertible notes (the “Spring 2011  Notes”). The Spring 2011 Offering will close on or before May 31, 2011. As of May 6, 2011 a total aggregate face amount of $401,720 the Spring 2011 Notes have been sold for an aggregate purchase price of $365,200.  While there is no stated interest rate on the Spring 2011 Notes, the implied effective interest rate on the Spring 2011 Notes is 10% per annum. The Spring 2011 Notes mature on the first anniversary of their date of issuance. The Spring 2011 Notes are convertible, at the option of the note holder, into 1,606,880 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Details of Recent Financing Transactions

2009  Fall Offering. From October 2, 2009 to January 15, 2010, we conducted and completed a private offering (the “Fall 2009 Offering”) consisting of an aggregate of $1,588,125 of 7% Convertible Promissory Notes (the “Notes”) with interest compounded quarterly at the annual rate of 7% payable at maturity, and warrants to purchase an aggregate of 6,352,500 shares of our common stock (the “Fall 2009 Warrants”).  We received $1,186,875 net proceeds, of which $344,500 was received as of December 31, 2009.  The Fall 2009 Notes mature on the second anniversary of the closing of this offering and will be convertible, at the option of the note holder, into up to 6,352,500 shares of our common stock at a conversion price of $0.25 per share.  The Fall 2009 Warrants are for a term of three years at an exercise price of $0.30 per share.

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

We determined that the fair value of the warrant liability at issuances to be $3,027,815 based upon a probability weighted average Black-Scholes-Merton calculation (See Note 8), of which, $654,978 was recorded on December 31, 2009 and $2,372,837 was recorded on January 15, 2010.  We recorded the full value of the derivative of $2,372,837 as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $2,372,837 exceeded the note value of $1,243,625, the excess of the liability over the note amount of $1,129,212 was considered to be cost of the private placement and was recorded upon issuance.  The fair value of the warrant liability as of March 31, 2011 was $2,070,915 (see Note 8).

As of March 31, 2011, investors have converted $1,578,125 of the Convertible Notes plus interest of $11,502 into 6,358,507 shares of our common stock.  The outstanding balance at March 31, 2011 is $10,872 which includes $872 in accrued interest.

2010 Winter Offering. From February 15, 2010 to March 31, 2010, we conducted a private offering (the “Winter 2010 Offering”) consisting of an aggregate of $885,863 face amount of its Convertible Promissory Notes (the “Winter 2010  Notes”) have been sold for an aggregate purchase price of $805,330.  While the stated interest rate on the Winter 2010 Notes is 0%, the implied interest rate on the Winter 2010 Notes is 10% per annum. The Winter 2010 Notes mature on the first anniversary of their date of issuance. The Winter 2010 Notes are convertible, at the option of the note holder, into 2,214,657 shares of our common stock (the “Conversion Shares”) at an initial conversion price of $0.40 per share (the “Conversion Price”).

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

We received $805,330 in net proceeds in the Winter 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Winter 2010 Offering Warrants issued were valued at $476,268 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 1.02; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $329,062.  As of March 31,2011, the aggregate value of the Winter 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $80,533 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of March 31, 2011, investors have converted $885,863 of the Convertible Notes into 2,214,657 shares of our common stock.  There was no outstanding balance at March 31, 2011.

2010 Spring Offering. From April 15, 2010 to April 30, 2010, we conducted a private offering (the “Spring 2010 Offering”) consisting of an aggregate of $143,000 face amount of its Convertible Promissory Notes (the “Spring 2010  Notes”) have been sold for an aggregate purchase price of $130,000.  While the stated interest rate on the Spring 2010 Notes is 0%, the actual interest rate on the Spring 2010 Notes is 10% per annum. The Spring 2010 Notes mature on the first anniversary of their date of issuance. The Spring 2010 Notes are convertible, at the option of the note holder, into 357,500 shares of our common stock (the “Conversion Shares”) at an initial conversion price of $0.40 per share (the “Conversion Price”).

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

We received $130,000 in net proceeds in the Spring 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Spring 2010 Offering Warrants issued were valued at $62,730 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .41; dividend yield of 0%; volatility factors of the expected market price of common stock of 110%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $67,270.  As of March 31, 2011, the aggregate value of the Spring 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $13,000 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of March 31, 2011, investors have converted $143,000 of the Convertible Notes into 357,000 shares of our common stock.  There was no outstanding balance at March 31, 2011.

2010 Summer Offering. From June 14, 2010 to July 31, 2010, we conducted and concluded a private offering (the “Summer 2010 Offering”) consisting of up to $500,000 aggregate face amount of out convertible notes (the “ Summer 1010 Notes). A total of $392,150 Summer 2010 Notes were sold to twenty six accredited investors for an aggregate purchase price of $356,500.  While the stated interest rate on the Summer 2010 Notes is 0%, the actual interest rate on the Summer 2010 Notes is 10% per annum. The Summer 2010 Notes mature on the first anniversary of of the closing of this offering and will be convertible, at the option of the note holder, into up to 1,568,600 shares of our common stock at a conversion price of $0.25 per share (the “Conversion Price”).

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

We received $356,500 in net proceeds in the Summer 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Summer 2010 Offering Warrants issued were valued at $209,512 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .55; dividend yield of 0%; volatility factors of the expected market price of common stock of 132%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $146,988.  As of March 31, 2011, the aggregate value of the Summer 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $35,650 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of March 31, 2011, investors have converted $392,150 of the Convertible Notes into 1,568,600 shares of the Company’s common stock.  There was no outstanding balance at March 31, 2011.

 2010 Fall Offering. From August 10, 2010 to September 30, 2010, we conducted and concluded a private offering (the “Fall 2010 Offering”) consisting of up to $600,000 aggregate face amount of out convertible notes (the “Fall 1010 Notes). A total of $174,482 Fall 2010 Notes were sold to ten accredited investors for an aggregate purchase price of $158,620.  While the stated interest rate on the Fall 2010 Notes is 0%, the actual interest rate on the Fall 2010 Notes is 10% per annum. The Fall 2010 Notes mature on the first anniversary of of the closing of this offering and will be convertible, at the option of the note holder, into up to 697,928 shares of our common stock at a conversion price of $0.25 per share (the “Conversion Price”).

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

We received $158,620 in net proceeds in the Fall 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Fall 2010 Offering Warrants issued were valued at $88,113 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .42; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $70,507.  As of March 31, 2011, the aggregate value of the Summer 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $15,862 are considered as debt discount and will be amortized over the life of the notes.

As of March 31, 2011, investors have converted $174,482 of the Convertible Notes into 697,928 shares of the Company’s common stock.  There was no outstanding balance at March 31, 2011.

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

The Company received $849,861 in net proceeds in the Fall 2010 #2 Offering which was used for general corporate purposes and working capital. The aggregate value of the Fall 2010 #2 Offering Warrants issued were valued at $436,986 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .27; dividend yield of 0%; volatility factors of the expected market price of common stock of 121%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $417,875.  As of March 31, 2011, the aggregate value of the Fall 2010 #2 Offering Warrants, the beneficial conversion feature and the transaction fees of $85,486 are considered as debt discount and will be amortized over the life of the notes.

As of March 31, 2011, investors have converted $929,347 of the Convertible Notes into 3,717,386 shares of the Company’s common stock.  The outstanding balance at March 31, 2011 was $11,000.

2011 Winter Offering

From December 13, 2010 through February 28, 2011, the Company  conducted a private offering (the “Winter 2011 Offering”) of up to $3,000,000 aggregate face amount of its convertible notes (the “Winter 2011  Notes”). A total of $2,588,422 aggregate face amount of the Winter 2011  Notes were sold for an aggregate purchase price of $2,353,111.  While the stated interest rate on the Winter 2011 Notes is 0%, the actual interest rate on the Winter 2011 Notes is 10% per annum. The Winter 2011 Notes mature on the first anniversary of their date of issuance. The Winter 2011 Notes are convertible, at the option of the note holder, into 10,353,688 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

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

The Company received $2,353,111 in net proceeds in the 2011 Winter Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Offering Warrants issued were valued at $1,368,888 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .25; dividend yield of 0%; volatility factors of the expected market price of common stock of 130%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $984,223.  As of March 31, 2011, the aggregate value of the 2011 Winter Offering Warrants, the beneficial conversion feature and the transaction fees of $235,311 are considered as debt discount and will be amortized over the life of the notes.

As of March 31, 2011, the outstanding balance of the 2011 Winter Offering was $2,588.422.

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

Recent Accounting Pronouncements

Recent accounting pronouncements did not or are not believed to have a material impact on the Company’s present or future consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  were ineffective as of March 31, 2011 due to the material weaknesses in our internal control over financial reporting described below.

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

In light of the material weaknesses in internal control over financial reporting described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles.  Despite material weaknesses in our internal control over financial reporting, we believe that the financial statements included in our Form 10-Q for the period ended March 31, 2011 fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

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

Our Chief Executive Officer, Interim Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weaknesses described above, management concluded that, as of March 31, 2011, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

We have retained a consulting firm and are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete a review during 2011 to comply with the requirements of the SEC, which as required by SEC rules, may include an opinion from our auditors regarding management’s report on internal control over financial reporting for our fiscal year ending 2011.  We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan.  It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Litigation Involving Former Executive Officer

As previously reported, on April 7, 2010, Bruce McKinnon, the former CEO of the Company, and the Company entered into an Agreement Re: Collection on Judgment (“Judgment”) (the “Settlement Agreement”),  wherein McKinnon, among other things, agreed to cease further collection efforts on the Judgment, and the Company, among other things, agreed to satisfy the Judgment for, and McKinnon agreed to accept as full and final satisfaction of the Judgment, subject to certain payment waivers described below, a total amount of $360,000, plus interest of ten percent (10%) per annum from March 15, 2010, on the unpaid balance until paid, payable as follows:  $30,000 on April 7, 2010; $85,000 on or before April 15, 2010; and, $15,000 per month commencing on June 1, 2010, until paid.   As of March 31, 2011, all payments have been made on time and the balance due is $116,355.  The Settlement Agreement also provides that if the Company makes all payments thereunder, on a timely basis, McKinnon will waive final payments due him in the amount of $35,000.

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2010, which we filed with the SEC on March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

2010 Fall#2 Offering. From October 4, 2010 through November 30, 2010, we conducted a private offering (the “2010 Fall#2 Offering”) and issued Convertible Notes in the aggregate face amount of $940,347.  These Notes were sold for an aggregate purchase price of $849,861 net proceeds.  The Notes are convertible into 3,761,386 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 3,761,386 shares of our common stock.  (See “Details of Recent Financing Transactions”).

2011 Winter Offering. From December 13, 2010  through February 28, 2011, we conducted a private offering (the “2011 Winter Offering”) and issued Convertible Notes in the aggregate face amount of $2,588,422.  These Notes were sold for an aggregate purchase price of $2,353,111 net proceeds.  The Notes are convertible into 10,353,688 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 10,353,699 shares of our common stock.  (See “Details of Recent Financing Transactions”).

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.

Other Issuances.

During the three months ended March 31, 2011, the Company issued 1,609,924 shares of common stock in exchange for conversion of $402,481 of Convertible Notes.

During the three months ended March 31, 2011, the Company issued 81,020 shares of common stock upon cashless exercise of warrants.

During the three months ended March 31, 2011, the Company issued 77,778 shares of common stock upon exercise of options at $0.27 per share and valued at $21,000.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On January 29, 2011, the Company issued 17,600,000 options to Cecil Bond Kyte, its chairman and chief executive officer. The options have an exercise price of $.25 per share, vest over a five year period, and expire ten years from date of grant.   Twenty percent of the options shall vest on each of the first five anniversary dates.  In the event of a change of control of the Company, all unvested options shall vest on the date of the change of control.  During the three months ended March 31, 2011, the Company amortized $254,326 of compensation cost based on the vesting of the options.  Future unamortized compensation expense on the outstanding options at March 31, 2011 is $6,587,938.  As of March 31, 2011, the market price  of the Company’s stock was $0.43 per share and the aggregate intrinsic value of the options outstanding and exercisable was $396,267.

Stock Issuance

From April 1, 2011 through May 10, 2011, we issued 9,009,486 additional shares of our common stock in exchange for the conversion of $2,252,372 Convertible Notes.  The outstanding  balance of  Convertible Notes at  May 10, 2011 is $398,849.

2011 Spring Offering

Since March 14, 2011 we have been conducting a private offering (the “Spring 2011 Offering”) of up to $1,100,000 aggregate face amount of its convertible notes (the “Spring 2011  Notes”). The Spring 2011 Offering will close on or before May 31, 2011. As of May 6, 2011 a total aggregate face amount of $401,720 the Spring 2011 Notes have been sold for an aggregate purchase price of $365,200.  While the stated interest rate on the Spring 2011 Notes is 0%, the actual interest rate on the Spring 2011 Notes is 10% per annum. The Spring 2011 Notes mature on the first anniversary of their date of issuance. The Spring 2011 Notes are convertible, at the option of the note holder, into 1,606,880 shares of our common stock  (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Spring 2011 Offering will receive, for no additional consideration, a warrant (the “Spring 2011 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Spring 2011 Notes are convertible (the “Warrant Shares”).  Each Spring 2011 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 1,606,880 Warrant Shares are initially issuable to date on exercise of the Spring 2011 Warrants.

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

SAVE THE WORLD AIR, INC.

Date: May 10, 2011	By:	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Interim Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Interim Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350