Form 10-Q
period 2011-06-30
SAVE THE WORLD AIR INC
filed 2011-08-12
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

The number of shares of the Registrant’s Common Stock outstanding as of July 29, 2011 was 107,784,042.

SAVE THE WORLD AIR, INC.
FORM 10-Q

  PART I

Item 1. Financial Statements

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS

Cash	$448,362	$101,645
Other current assets	53,508	29,425
Total current assets	501,870	131,070
Property and Equipment, net of accumulated depreciation of $194,897 and $178,246 at June 30, 2011 and December 31, 2010, respectively	92,383	78,083
Other assets	10,330	8,020
Total assets	$604,583	$217,173

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable-related parties	$76,183	$241,176
Accounts payable-license agreements	—	721,785
Accounts payable-other	513,147	450,411
Accrued expenses	839,298	959,827
Accrued professional fees	302,354	431,704
Loans payable-related parties and shareholders	63,464	86,947
Convertible debentures, net-of- discount	165,811	76,947
Fair value of derivative liabilities	2,101,091	3,664,675
Total current liabilities	4,061,348	6,633,472

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001par value: 200,000,000 shares authorized, 106,397,658 and 91,453,194, shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	106,398	91,453
Common stock to be issued (200,000 shares at June 30, 2011)	120,000	—
Additional paid-in capital	60,009,018	51,925,168
Deficit accumulated during the development stage	(63,692,181)	(58,432,920)
Total stockholders’ deficiency	(3,456,765)	(6,416,299)
Total liabilities and stockholders’ deficiency	$604,583	$217,173

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,		Inception (February 18, 1998) to
	2011	2010	2011	2010	June 30, 2011

Net sales	$—	$—	$—	$—	$69,000
Cost of goods sold	—	—	—	—	24,120
Gross profit	—	—	—	—	44,880
Operating expenses	1,428,251	1,058,433	2,511,235	2,621,969	39,769,189
Research and development expenses	81,213	29,802	552,568	204,095	6,867,282
Non-cash patent settlement costs	—	—	—	—	1,610,066
Loss before other income (expense)	(1,509,464)	(1,088,235)	(3,063,803)	(2,826,064)	(48,201,657)

Other income (expense)
Other income (expense)	(26,913)	—	38,450	5,196	182,422
Interest income	—	—	—	—	16,342
Interest and financing expense	(3,205,280)	(1,366,142)	(3,796,692)	(2,774,021)	(15,389,056)
Change in fair value of derivative liabilities	345,987	2,509,892	1,563,584	1,271,129	1,670,249
Costs of private placement	—	—	—	(1,129,212)	(1,640,715)
Costs to induce conversion of notes	—	(168,340)	—	(168,340)	(469,043)
Loss on disposition of equipment	—	—	—	—	(14,426)
Settlement of Debt Due Morale/Matthews	—	—	—	—	(927,903)
Settlement of litigation and debt	—	—	—	—	1,089,088

Loss before provision for income taxes	(4,395,670)	(112,825)	(5,258,461)	(5,621,312)	(63,684,699)
Provision for income taxes	800	—	800	800	7,482
Net loss	$(4,396,470)	$(112,825)	$(5,259,261)	$(5,622,112)	$(63,692,181)
Net loss per share, basic and diluted	$(0.04)	$(0.00)	$(0.06)	$(0.07)
Weighted average common shares outstanding, basic and diluted	100,431,182	81,821,945	91,277,666	77,759,835

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011

	Price per	Total Stockholders’		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2010		91,453,194	$91,453	$—	$51,925,168	$(58,432,920)	$(6,416,299)
Common stock issued for conversion of convertible debt	$.25	14,785,666	14,786	—	3,681,631	—	3,696,417
Common stock issued upon exercise of warrants	$.47	81,020	81	—	(81)	—	—
Fair value of options issued as compensation	—	—	—	—	565,248	—	565,248
Common stock issued for services	—	—	—	120,000	—	—	120,000
Common stock issued upon exercise of options	$.27	77,778	78	—	20,922	—	21,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	—	—	—	—	3,689,066	—	3,689,066
Fair value of warrants issued for services	—	—	—	—	127,064	—	127,064
Net loss for the six months ended June 30, 2011	—	—	—	—	—	(5,259,261)	(5,259,261)
Balance, June 30, 2011		106,397,658	$106,398	$120,000	$60,009,018	$(63,692,181)	$(3,456,765)

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Inception (February 18, 1998)
	Six Months Ended June 30,		to June 30,
	2011	2010	2011
Cash flows from operating activities
Net Loss	$(5,259,261)	$(5,622,112)	$(63,692,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	(65,363)	—	(1,227,683)
Settlement of debt due Morale/Matthews	—	—	927,903
Stock based compensation expense	565,248	175,983	4,500,404
Issuance of common stock for services	120,000	713,637	7,292,788
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Issuance of warrants for financing fees	—	—	153,501
Issuance of warrants for consulting fees	127,064	218,954	253,064
Increase in convertible notes related to default	1,877	33,113	298,356
Interest on related party loans	—	—	22,305
Patent acquisition cost	—	—	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	3,783,405	2,734,494	14,848,036
Fair value of common stock and warrants issued to induce conversion of notes	—	168,340	469,043
Costs of private placement convertible notes	—	1,129,212	1,640,715
Change in fair value of derivative liability	(1,563,584)	(1,271,129)	(1,670,249)
Amortization of deferred compensation	—	—	3,060,744
Loss on disposition of assets	—	—	14,426
Depreciation and amortization of leasehold improvements	16,651	17,287	476,833
Bad debt	—	—	1,300
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,380)
Inventory	—	—	—
Prepaid expenses and other	(24,083)	(17,181)	(53,428)
Other assets	(2,310)	—	(10,330)
Accounts payable and accrued expenses	115,992	(185,455)	4,728,323
Accounts payable – license agreements	(656,422)	(75,987)	(651,137)
Accounts payable – related parties	(164,993)	23,240	(16,820)
Net cash used in operating activities	(3,005,779)	(1,957,604)	(26,483,944)
Cash flows from investing activities
Purchase of equipment	(30,951)	(11,235)	(597,570)
Proceeds from sale of equipment	—	—	17,478
Net cash used in investing activities	(30,951)	(11,235)	(580,092)
Cash flows from financing activities
Net proceeds under equity line of credit	—	—	1,262,386
(Decrease) increase in payables to related parties and stockholder	(23,483)	(6,945)	600,443
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	3,393,430	1,929,755	14,598,408
Repayment of convertible notes	—	—	(282,121)
Proceeds from sale of stock and exercise of warrants and options	13,500	15,300	10,816,074
Net cash provided by financing activities	3,383,447	1,938,110	27,512,398
Net increase in cash	346,717	(30,729)	448,362
Cash, beginning of period	101,645	33,611	—
Cash, end of period	$448,362	$2,882	$448,362

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)

			Inception
			(February 18, 1998)
	Six Months Ended June 30,		to June 30,
	2011	2010	2011

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$9,895	$512	$169,261
Income taxes	$800	$800	$7,482
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	—	3,202,931
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	—	—	515,000
Issuance of common stock in settlement of payable	—	4,121	247,584
Cancellation of stock	—	—	8,047
Conversion of accounts payable and accrued expenses to common stock	—	—	612,521
Conversion of accounts payable and accrued expenses to convertible debentures	295,635	281,199	626,835
Conversion of related party debt to convertible debentures	—	22,500	72,500
Conversion of convertible debentures to common stock	3,696,417	3,187,581	14,482,398
Issuance of shares for settlement of loans and other payable to Morale/Matthews	—	—	2,783,711
Write off of deferred compensation	—	—	142,187
Fair value of derivative liability recorded as note discount	—	1,243,625	2,130,625
Proceeds of exercise of options applied to accounts payable	7,500	—	67,500
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	3,689,066	935,330	11,935,454

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 and 2010 (UNAUDITED)

1.	Organization and basis of presentation

Description of business

Save the World Air, Inc. (“STWA”, the Company) designs, licenses and develops products to reduce operational costs for oil pipelines, and improve fuel economy and reduce emissions from diesel-powered internal combustion engines.  The Company is a green technology company that leverages a suite of patented, patent-pending and licensed intellectual properties related to the treatment of fuels. Technologies patented by or licensed to us utilize either magnetic or uniform electrical fields to alter physical characteristics of fuels and are designed to create cleaner combustion. Cleaner combustion has been shown to improve performance, enhance fuel economy and/or reduce harmful emissions in laboratory testing.

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

The AOT™ and ELEKTRA™ are technologies which use electric fields to alter some physical properties of petrochemical fluids to reduce viscosity of the fluids.  The Company differentiates AOT™ and ELEKTRA™ products based on their differing attributes and marketing focus.  AOT™ products are primarily designed to reduce operation costs for oil pipelines, and ELEKTRA™ products are primarily designed to improve fuel economy and reduce emissions from diesel-powered internal combustion engines.  Our AOT™ products are intended to reduce the viscosity of crude oil, thereby making it less restrictive to pipeline transport.  Our AOT™ products will be marketed primarily to pipeline operators as well as to pilot and government mandated delivery programs.  Our ELEKTRA™ products are intended to increase fuel efficiency and reduce emissions.  ELEKTRA™ will be marketed primarily to specialty consumer accessories market for many types of diesel-fueled vehicles, including but not limited to trucks, trains, maritime, military and aviation.

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

Going concern

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of $63,692,181 from February 18, 1998 (Inception) through June 30, 2011. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $5,259,261 and a negative cash flow from operations of $3,005,779 for the six months ended June 30, 2011, and had a working capital deficiency (excluding derivative liabilities) of $1,458,387 and a stockholders' deficiency of $3,456,765 at June 30, 2011.  As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2010 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 28, 2011, the Company completed its final adjusted payment to Temple University for all outstanding obligations on the License Agreements and the R&D Agreement.

 The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan.  The Company’s operations from inception, February 18, 1998 to June 30, 2011 have been funded through issuances of its common stock and convertible notes.  During this period, the Company raised an aggregate of $25,414,482 of which $14,598,408 was from the sale of convertible notes.  As of June 30, 2011, the outstanding balance of convertible notes was $827,764, of which $791,950 represented the 2011 Winter and Spring Offerings which closed February 28, 2011 and May 31, 2011 respectively (see “Note 4. Convertible Debentures”). The Company expects substantially all of the outstanding notes will be converted into shares of common stock of the Company.

On June 30, 2011, the Company had cash on hand in the amount of $448,362.  In addition to the funds on hand, the Company will require additional funds  to continue to operate our business.  This includes expenses we will incur in connection with license agreements; product development and commercialization of the AOT and ELEKTRA technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, the Company has contractual commitments for salaries to one of the executive officers pursuant to an employment agreement, severance payments to a former officer and consulting fees, during 2011 and beyond.  In light of the Company’s financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. The Company intends to review these measures on an ongoing basis and make additional decisions as may be required.

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

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the six month period ended June 30, 2011 and 2010, the dilutive impact of outstanding stock options of 22,177,892 and 4,976,376 respectively, and outstanding warrants of 37,701,079 and 19,932,339 have been excluded because their impact on the loss per share is anti-dilutive.

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

The Company is required to use observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2011 and December 31, 2010.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability – June 30, 2011	$-0-	$-0-	$2,101,091	$2,101,091
Fair value of Derivative Liability - December 31, 2010	$-0-	$-0-	$3,664,675	$3,664,675

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.	Certain relationships and related transactions

Loans from related parties

As at June 30, 2011, and December 31, 2010, the Company had  loan payable to an officer of the Company in the amount of $63,464 and $86,947, respectively. These loans are unsecured, are due on demand and bear interest at 6% per annum. On July 6, 2011, the Company made a partial payment of $40,000, bringing down the balance of these loans to $23,464.

Accounts Payable to related parties

As of June 30, 2011 and December 31, 2010, the Company had accounts payable to related parties in the amount of $76,183 and $241,176, respectively. These amounts are unpaid Directors Fees and  expenses incurred by officers and directors.

4.	Convertible Debentures

Convertible debentures consist of the following:

	Maturity dates	June 30, 2011	December 31, 2010

2008 Winter Offering	December 5, 2009	6,997	6,697

2009 Spring	April 30, 2010	6,755	6,455

2009 Wellfleet	September 28, 2012	—	27,011

2009 Fall Offering	January 15, 2012	11,062	37,409

2010 Fall Offering #2	November 30, 2011	11,000	386,760

2011 Winter Offering	February 28, 2012	292,050	—

2011 Spring Offering	May 31, 2012	499,900	—

Sub-total		827,764	464,332

Less, remaining debt discount		(661,953)	(387,385)
Convertible debentures, net		$165,811	76,947

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

The aggregate value of the Winter 2008 Offering Warrants issued in connection with the December 5, 2008 closing were valued at $168,925 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 3.42%; dividend yield of 0%; volatility factors of the expected market price of common stock of 153.56%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $308,075.  The value of the Winter 2008 Offering Warrants, the beneficial conversion feature, and the initial discount and transaction fees of $47,700 were considered as debt discount and were amortized over the life of the Note.

As June 30, 2011, investors have converted $519,200 of the Convertible Notes into 3,054,117 shares of the Company’s common stock.  As of June 30, 2011, one note for $5,500 was in default and outstanding ($6,997 in total including $1,497 in penalties and interest).

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

The Company received $165,000 in net proceeds in the Spring 2009 Offering which was used for general corporate purposes and working capital. The aggregate value of the Spring 2009 Offering Warrants issued in connection with the April 30, 2009 closing were valued at $39,994 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 0.94%; dividend yield of 0%; volatility factors of the expected market price of common stock of 156.39%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $96,827.  The value of the Spring 2009 Offering Warrants, the beneficial conversion feature, and the initial discount and  transaction fees of $16,500 were considered as debt discount and were amortized over the life of the Note.

As of June 30, 2011, investors have converted $176,000 of the Convertible Notes plus penalty and interest of $7,538 into 679,768 shares of the Company’s common stock.  As of June 30, 2011, one note in the amount of $5,500 was in default and outstanding ($6,755 in total which includes $1,255 of penalty and interest).

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

The Company determined that the fair value of the warrant liability at issuance on November 20, 2009 to be $75,000 based upon a probability weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount.  The fair value of the warrant liability as of June 30, 2011 was $24,735 (see Note 8).

As of June 30, 2011, investors have converted $75,000 of the Convertible Notes plus $4,664 of accrued interest into 318,656 shares of the Company’s common stock.  There was no outstanding balance as of June 30, 2011.

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

The Company determined that the fair value of the warrant liability at issuances to be $3,027,815 based upon a probibility weighted average Black-Scholes-Merton calculation (See Note 8), of which, $654,978 was recorded on December 31, 2009 and $2,372,837 was recorded on January 15, 2010.  The Company recorded the full value of the derivative of $2,372,837 as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $2,372,837 exceeded the note value of $1,243,625, the excess of the liability over the note amount of $1,129,212 was considered to be cost of the private placement and was charged to expense upon issuance.  The fair value of the warrant liability as of June 30, 2011 was $1,613,819 (see Note 8).

As of June 30, 2011, investors have converted $1,578,125 of the Convertible Notes plus interest of $11,502 into 6,358,507 shares of the Company’s common stock.  The outstanding balance at June 30, 2011 was $11,062 which includes $1,062 in accrued interest.

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

The Company received $849,861 in net proceeds in the Fall 2010 #2 Offering which was used for general corporate purposes and working capital. The aggregate value of the Fall 2010 #2 Offering Warrants issued were valued at $436,986 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .27; dividend yield of 0%; volatility factors of the expected market price of common stock of 121%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $417,875.  As of June 30, 2011, the aggregate value of the Fall 2010 #2 Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $85,486 are considered as debt discount and will be amortized over the life of the notes.

As of June 30, 2011, investors have converted $929,347 of the Convertible Notes into 3,717,386 shares of the Company’s common stock.  The outstanding balance at June 30, 2011 was $11,000.

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

The Company received $2,353,111 in net proceeds in the 2011 Winter Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Offering Warrants issued were valued at $1,368,888 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .25; dividend yield of 0%; volatility factors of the expected market price of common stock of 130%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature valued at $984,223.  As of June 30, 2011, the aggregate value of the 2011 Winter Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $235,311 are considered as debt discount and will be amortized over the life of the notes.

As of June 30, 2011, investors have converted $2,296,372 of the Convertible Notes into 9,185,486 shares of the Company’s common stock. The outstanding balance at June 30, 2011 was $292,050.

2011 Spring Offering

From March 14, 2010 through May 31, 2011, the Company  conducted a private offering (the “Spring 2011 Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “Spring 2011  Notes”). A total of $1,469,550 aggregate face amount of the Spring 2011 Notes were sold for an aggregate purchase price of $1,335,955.  While there was no stated interest rate on the Spring 2011 Notes, the implied effective interest rate on the Spring 2011 Notes is 10% per annum. The Spring 2011 Notes mature on the first anniversary of their date of issuance. The Spring 2011 Notes are convertible, at the option of the note holder, into 5,878,200 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Spring 2011 Offering received, for no additional consideration, a warrant (the “Spring 2011 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Spring 2011 Notes are convertible (the “Warrant Shares”).  Each Spring 2011 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 5,878,200 Warrant Shares are initially issuable to date on exercise of the Spring 2011 Warrants.

The Company received $1,335,955 in net proceeds in the 2011 Spring Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Spring Offering Warrants issued were valued at $726,787 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .45; dividend yield of 0%; volatility factors of the expected market price of common stock of 119%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature valued at $609,168.  As of June 30, 2011, the aggregate value of the 2011 Spring Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $133,595 are considered as debt discount and will be amortized over the life of the notes.

As of June 30, 2011, investors have converted $969,650 of the Convertible Notes into 3,878,600 shares of the Company’s common stock.  The outstanding balance at June 30, 2011 was $499,900.

5.	Capital stock

During the six months ended June 30, 2011, the Company issued 14,785,666 shares of common stock in exchange for conversion of $3,696,417 of Convertible Notes.

During the six months ended June 30, 2011, the Company issued 81,020 shares of common stock upon cashless exercise of 224,000 warrants.

During the six months ended June 30, 2011, the Company issued 77,778 shares of common stock upon exercise of options at $0.27 per share and valued at $21,000.

During the six months ended June 30, 2011, the Company granted, but did not issue 200,000 shares of common stock for consulting services. These shares were valued at $120,000 based on the trading price at the date of the agreement and were subsequently issued on July 25, 2011.

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

Options

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At June 30, 2011, 2,672,108 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company of which 250,000 are still outstanding.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at June 30, 2011 was 8.8 years. Stock option activity for the period January 1, 2011 to June 30, 2011, was as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	4,837,488	$0.53
Granted	17,600,000	0.25
Exercised	(77,778)	0.27
Forfeited or expired	(181,818)	0.55
Outstanding at June 30, 2011	22,177,892	$0.31	8.8	$2,948,467
Vested and exercisable at June 30, 2011	4,577,892	$0.54	5.7	$308,467

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of June 30, 2011 were as follows:

	Outstanding Options			Exercisable Options
			Weighted		Weighted
Option		Life	Average Exercise		Average Exercise
Exercise Price Per Share	Shares	(Years)	Exercise Price	Shares	Price
$0.21 - $ 0.99	21,790,346	8.9	$.29	4,190,346	$0.46
$1.00 - $ 1.99	327,546	3.9	1.25	327,546	1.25
$2.00 - $ 2.26	60,000	0.1	2.26	60,000	2.26
	22,177,892	8.8	$0.31	4,577,892	$0.54

On January 29, 2011, the Company issued 17,600,000 options to Cecil Bond Kyte, its chairman and chief executive officer. The options have an exercise price of $.25 per share, vest over a five year period, and expire ten years from date of grant.   Twenty percent of the options shall vest on each of the first five anniversary dates.  In the event of a change of control of the Company, all unvested options shall vest on the date of the change of control.  During the six months ended June 30, 2011, the Company amortized $565,248 of compensation cost based on the vesting of the options.  Future unamortized compensation expense on the outstanding options at June 30, 2011 is $6,277,041.

Black-Scholes-Merton value of options

During the six months ended June 30, 2011 and 2010, the Company valued options at the grant date using the Black-Scholes-Merton pricing model with the following average assumptions:

	June 30,
	2011	2010

Expected life (years)	6.0	5.5
Risk free interest rate	1.95%	3.63%
Volatility	135.00%	129.95%
Expected dividend yield	0.00%	0.00%

The weighted average fair value for options granted in 2010 was $0.53.  The weighted average fair value for options granted during the six months ended June 30, 2011 was $0.38.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants from January 1, 2011 to June 30, 2011:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	22,979,068	$0.40
Granted	16,681,888	0.30
Exercised	(224,000)	0.47
Forfeited or expired	(1,735,877)	0.61
Outstanding at June 30, 2011	37,701,079	$0.34	1.5	$3,078,230
Vested and exercisable at June 30, 2011	37,701,079	$0.34	1.5	$3,078,230

	Outstanding Warrants			Exercisable Warrants
Warrant			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$0.30 - $ 0.99	36,701,079	1.5	$0.33	36,701,079	$0.33
$1.00 - $ 1.99	1,000,000	2.0	$1.00	1,000,000	$1.00
$2.00 - $ 2.70	—	—	$—	—	$—
	37,701,079	1.5	$0.34	37,701,079	$0.34

7.	Research and development

The Company has research and development facilities in Morgan Hill, California. The Company has tested products incorporating our ZEFS, MK IV, ELEKTRA and AOT technologies for multiple makes and models diesel engines, motorbikes, boats, generators, lawnmowers, other small engines and pipelines. The Company has purchased test vehicles, test engines and testing equipment. The Company incurred $81,213 and $29,802  and $552,568 and $204,095 for the three and six months ended June 30, 2011 and 2010, respectively, on its research and development activities.

AOT TESTING

In mid-July, 2010, the Company entered into a Letter of Intent with the U.S. Department of Energy-Naval Petroleum Reserve/Rocky Mountain Oilfield Testing Center (RMOTC) in Wyoming.  On December 22, 2010, a formal Agreement was entered into with RMOTC for testing of our Applied Oil Technology (AOT).  Third-party vendors and suppliers were used by the Company to provide the facility construction materials and the prototype’s design and  fabrication. To conduct the testing, the Company was responsible for designing and building the testing facility, located on the Naval Petroleum Reserve #3. Design and engineering began on January 6, 2011 and construction was completed on June 30, 2011.  Costs incurred for the testing during the six months ended June 30, 2011 was $542,540.

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

The derivative liabilities were valued using a probability weighted average series of Black-Scholes-Merton models as a valuation technique with the following assumptions:

	Fair Value of Warrants
	June 30, 2011	December 31, 2010
Risk-free interest rate	0.45%	0.61%
Expected volatility	115%-120%	120%
Expected life (in years)	1.25 – 1.50	1.75 – 2.00
Expected dividend yield	0%	0%
Fair Value:
2009 Summer Warrants	$462,537	$804,100
2009 Wellfleet Warrants	24,735	129,000
2009 Fall Warrants	1,613,819	2,731,575
Total Fair Value	$2,101,091	$3,664,675

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

As of June 30, 2011, the Company re-measured the derivative liabilities and determined the fair value to be $2,101,091. For the six months ended June 30, 2011, the Company recorded a gain on the change in fair value of derivatives of $1,563,584.

9.	Commitments and contingencies

Legal matters

The Company concluded its litigation in previous matters involving the Company’s prior Chairman and Chief Executive, Jeffrey Muller and all related matters and are of the current opinion that the Company no longer faces litigation liability in connection with those cases. The Company is continuing to ensure it’s obligations are fully in compliance with a previous injunction order entered by a Federal District Court over six years ago to timely file all of the Company’s financial and related reports.  The Company will shortly be petitioning the Federal District Court to dissolve the compliance injunction on the basis that for more than a six-year period, under the Company’s new administrative and executive leadership, it has been in full compliance with the Company’s SEC financial and reporting obligations. The Company can provide no assurance that such action to dissolve the injunction would be successful.

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Litigation Involving Former Executive Officer

As previously reported, on April 7, 2010, Bruce McKinnon, the former CEO of the Company, and the Company entered into an Agreement Re: Collection on Judgment (“Judgment”) (the “Settlement Agreement”),  wherein McKinnon, among other things, agreed to cease further collection efforts on the Judgment, and the Company, among other things, agreed to satisfy the Judgment for, and McKinnon agreed to accept as full and final satisfaction of the Judgment, subject to certain payment waivers described below, a total amount of $360,000, plus interest of ten percent (10%) per annum from March 15, 2010, on the unpaid balance until paid, payable as follows:  $30,000 on April 7, 2010; $85,000 on or before April 15, 2010; and, $15,000 per month commencing on June 1, 2010, until paid.   As of June 30, 2011, all payments have been made on time and the balance due is $74,541.  The Settlement Agreement also provides that if the Company makes all payments thereunder on a timely basis, McKinnon will waive final payments due him in the amount of $35,000. On July 15, 2011, the Company made the full and final payment to Bruce McKinnon.

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

10.	Subsequent events

Stock Issuance

From July 1, 2011 through July 29, 2011, the Company issued 1,186,384 additional shares of common stock in exchange for the conversion of $296,596 Convertible Notes.  The outstanding balance of Convertible Notes at July 29, 2011 is $531,168.

2011 Summer Offering

Since June 24, 2011, the Company has been conducting a private offering (the “Summer 2011 Offering”) of up to $500,000 aggregate face amount of its convertible notes (the “Summer 2011  Notes”). The Summer 2011 Offering closed on July 31, 2011. As of July 31, 2011, a total of $487,783 aggregate face amount of the Summer 2011 Notes have been sold for an aggregate purchase price of $443,438. While there is no stated interest rate on the Summer 2011 Notes, the implied effective interest rate on the Summer 2011 Notes is 10% per annum. The Summer 2011 Notes mature on the first anniversary of their date of issuance. The Summer 2011 Notes are convertible, at the option of the note holder, into 1,951,132 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Summer 2011 Offering will receive, for no additional consideration, a warrant (the “Summer 2011 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Summer 2011 Notes are convertible (the “Warrant Shares”).  Each Summer 2011 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 1,951,132 Warrant Shares are initially issuable to date on exercise of the Summer 2011 Warrants.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

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

Our common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board

Results of Operations

We did not generate any revenue for the three-month and six-month periods ended June 30, 2011 and 2010.

Operating expenses were $1,428,251 for the three-month period ended June 30, 2011, compared to $1,058,433 for the three-month period ended June 30, 2010, an increase of $369,818. This increase is attributable to increases in non-cash expenses of $49,141 and cash expenses of $320,677. Specifically, the increase in non-cash expense is attributable to an increase in valuation of options given to employees as compensation of $264,752, offset by decreases in stocks and warrants given to consultants of $215,527 and depreciation of $84. Specifically, the increase in cash expense is attributable to increases in consulting and professional fees of $188,777, office and other expenses of $75,009, corporate expenses of $53,288, salaries and benefits of $6,361, offset by a decrease in travel and related expenses of $2,758.

Operating expenses were $2,511,235 for the six-month period ended June 30, 2011, compared to $2,621,969 for the six-month period ended June 30, 2010, a decrease of $110,734. This decrease is attributable to a decrease in non-cash expenses of $296,897 offset by an increase in cash expenses of $186,163. Specifically, the decrease in non-cash expense is attributable to  decreases in stocks and warrants given to consultants of $685,527, stocks given to employees of $91,700 and depreciation of $635, offset by an increase in valuation of options given to employees as compensation of $480,965. Specifically, the increase in cash expense is attributable to increases in consulting and professional fees of $93,540, corporate expenses of $53,935, office and other expenses of $32,938 and salaries and benefits of $11,271, offset by a decrease in travel and related expenses of $5,521.

Research and development expenses were $81,213 for the three-month period ended June 30, 2011, compared to $29,802 for the three-month period ended June 30, 2010, an increase of $51,411. This increase is attributable to an increase in product testing, research and supplies of $77,671, offset by a decrease in contract fees of $26,260.

Research and development expenses were $552,568 for the six-month period ended June 30, 2011, compared to $204,095 for the six-month period ended June 30, 2010, an increase of $348,473. This increase is attributable to an increase in product testing, research and supplies of $548,736, offset by a decrease in contract fees of $200,263.

Other income and expense were $2,886,206 expense for the three-month period ended June 30, 2011, compared to $975,410 income for the three-month period ended June 30, 2010, an increase in expense of $3,861,616. This increase is attributable to increases in interest and financing expense of $1,839,138, change in fair value of derivative liabilities of $2,163,905 and other non-operating expense of $26,913, offset by a decrease in costs to induce conversion of notes of $168,340.

Other income and expense were $2,194,658 expense for the six-month period ended June 30, 2011, compared to $2,795,248 expense for the six-month period ended June 30, 2010, a decrease in expense of $600,590. This decrease is attributable to decreases in cost of private placement of $1,129,212, change in fair value of derivative liabilities of $292,455, costs to induce conversion of notes of $168,340, offset by increases in interest and financing expense of $1,022,671 and an increase in other income of $33,254.

We had a net loss of $4,396,470, or $0.04 per share, for the three-month period ended June 30, 2011, compared to a net loss of $112,825, or $0.00 per share, for the three-month period ended June 30, 2010. We had a net loss of $5,259,261, or $0.06 per share, for the six-month period ended June 30, 2011, compared to a net loss of $5,622,112, or $0.07 per share, for the six-month period ended June 30, 2010. We expect to incur additional net loss in the fiscal year ending December 31, 2011 primarily attributable to continued operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

Since its inception, we have been primarily engaged in organizational and pre-operating activities. We have generated insignificant revenues and have incurred accumulated losses of $63,692,181 from February 18, 1998 (Inception) through   June 30, 2011. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $5,259,261 and a negative cash flow from operations of $3,005,779 for the six months ended June 30, 2011, and had a working capital deficiency (excluding derivative liabilities) of $1,458,387 and a stockholders' deficiency of $3,456,765 at June 30, 2011.  As a result, our independent registered public accounting firm, in their report on our 2010 consolidated financial statements, raised substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

On March 28, 2011, we completed our final adjusted payment to Temple University for all outstanding obligations on the License Agreements and the R&D Agreement.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan.  Our operations from inception, February 18, 1998 to June 30, 2011 have been funded through issuances of our common stock and convertible notes.  During this period, we raised an aggregate of $25,414,482 of which $14,598,408 was from the sale of convertible notes. As of June 30, 2011, the outstanding balance of convertible notes was $827,764, of which $499,900 represented the 2011 Spring Offering which closed May 31, 2011. (see “Note 4. Convertible debentures”). We expect substantially all of the outstanding notes will be converted into shares of common stock of the Company (see “Item 5 Other Information”).

On June 30, 2011, we had cash on hand in the amount of $448,362.  In addition to the funds on hand, we will  require additional funds  to continue to operate our business.  This includes expenses we will incur in connection with license agreements; product development and commercialization of the AOT and ELEKTRA technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition ,we have contractual commitments for salaries to one of our executive officers pursuant to an employment agreement, severance payments to a former officer and consulting fees, during 2011 and beyond.  In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Since June 24, 2011, we have been conducting a private offering (the “Summer 2011 Offering”) of up to $500,000 aggregate face amount of its convertible notes (the “Summer 2011  Notes”). The Summer 2011 Offering closed on July 31, 2011. As of July 31, 2011, a total of $487,783 aggregate face amount of the Summer 2011 Notes have been sold for an aggregate purchase price of $443,438. While there is no stated interest rate on the Summer 2011 Notes, the implied effective interest rate on the Summer 2011 Notes is 10% per annum. The Summer 2011 Notes mature on the first anniversary of their date of issuance. The Summer 2011 Notes are convertible, at the option of the note holder, into 1,951,132 shares of our common stock (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

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

We determined that the fair value of the warrant liability at issuances to be $3,027,815 based upon a probability weighted average Black-Scholes-Merton calculation (See Note 8), of which, $654,978 was recorded on December 31, 2009 and $2,372,837 was recorded on January 15, 2010.  We recorded the full value of the derivative of $2,372,837 as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $2,372,837 exceeded the note value of $1,243,625, the excess of the liability over the note amount of $1,129,212 was considered to be cost of the private placement and was recorded upon issuance.  The fair value of the warrant liability as of June 30, 2011 was $1,613,819 (see Note 8).

As of June 30, 2011, investors have converted $1,578,125 of the Convertible Notes plus interest of $11,502 into 6,358,507 shares of our common stock.  The outstanding balance at June 30, 2011 is $11,062 which includes $1,062 in accrued interest.

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

We received $805,330 in net proceeds in the Winter 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Winter 2010 Offering Warrants issued were valued at $476,268 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 1.02; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $329,062.  As of June 30, 2011, the aggregate value of the Winter 2010 Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $80,533 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of June 30, 2011, investors have converted $885,863 of the Convertible Notes into 2,214,657 shares of our common stock.  There was no outstanding balance at June 30, 2011.

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

We received $130,000 in net proceeds in the Spring 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Spring 2010 Offering Warrants issued were valued at $62,730 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .41; dividend yield of 0%; volatility factors of the expected market price of common stock of 110%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $67,270.  As of June 30, 2011, the aggregate value of the Spring 2010 Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $13,000 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of June 30, 2011, investors have converted $143,000 of the Convertible Notes into 357,500 shares of our common stock.  There was no outstanding balance at June 30, 2011.

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

We received $356,500 in net proceeds in the Summer 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Summer 2010 Offering Warrants issued were valued at $209,512 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .55; dividend yield of 0%; volatility factors of the expected market price of common stock of 132%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $146,988.  As of June 30, 2011, the aggregate value of the Summer 2010 Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $35,650 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of June 30, 2011, investors have converted $392,150 of the Convertible Notes into 1,568,600 shares of our common stock.  There was no outstanding balance at June 30, 2011.

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

We received $158,620 in net proceeds in the Fall 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Fall 2010 Offering Warrants issued were valued at $88,113 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .42; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $70,507.  As of June 30, 2011, the aggregate value of the Summer 2010 Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $15,862 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of June 30, 2011, investors have converted $174,482 of the Convertible Notes into 697,928 shares of ou common stock.  There was no outstanding balance at June 30, 2011.

2010 Fall Offering #2

From October 4, 2010 to November 30, 2010, we conducted and concluded a private offering (the “Fall 2010 Offering #2”) consisting of up to $3,000,000 aggregate face amount of its convertible notes (the “ Fall 2010 Notes). A total of $940,347 Fall 2010 #2 Notes were sold to ten accredited investors for an aggregate purchase price of $849,861.  While the stated interest rate on the Fall 2010 #2 Notes is 0%, the actual interest rate on the Fall 2010 #2 Notes is 10% per annum. The Fall 2010 #2 Notes mature on the first anniversary of the closing of this offering and will be convertible, at the option of the noteholder into 3,761,386 shares of our common stock at a conversion price of $0.25 per share (the “Conversion Price”).

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

We received $849,861 in net proceeds in the Fall 2010 #2 Offering which was used for general corporate purposes and working capital. The aggregate value of the Fall 2010 #2 Offering Warrants issued were valued at $436,986 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .27; dividend yield of 0%; volatility factors of the expected market price of common stock of 121%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $417,875.  As of June 30, 2011, the aggregate value of the Fall 2010 #2 Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $85,486 are considered as debt discount and will be amortized over the life of the notes.

As of June 30, 2011, investors have converted $929,347 of the Convertible Notes into 3,717,386 shares of our common stock.  The outstanding balance at June 30, 2011 was $11,000.

2011 Winter Offering

From December 13, 2010 through February 28, 2011, we  conducted a private offering (the “Winter 2011 Offering”) of up to $3,000,000 aggregate face amount of its convertible notes (the “Winter 2011  Notes”). A total of $2,588,422 aggregate face amount of the Winter 2011  Notes were sold for an aggregate purchase price of $2,353,111.  While the stated interest rate on the Winter 2011 Notes is 0%, the actual interest rate on the Spring 2011 Notes is 10% per annum. The Winter 2011 Notes mature on the first anniversary of their date of issuance. The Winter 2011 Notes are convertible, at the option of the note holder, into 10,353,688 shares of our common stock (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

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

We received $2,353,111 in net proceeds in the 2011 Winter Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Winter Offering Warrants issued were valued at $1,368,888 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .25; dividend yield of 0%; volatility factors of the expected market price of common stock of 130%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $984,223.  As of June 30, 2011, the aggregate value of the 2011 Winter Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $235,311 are considered as debt discount and will be amortized over the life of the notes.

As of June 30, 2011, investors have converted $2,296,372 of the Convertible Notes into 9,185,486 shares of our common stock. The outstanding balance at June 30, 2011 was $292,050.

2011 Spring Offering

From March 14, 2011 through May 31, 2011, we  conducted a private offering (the “Spring 2011 Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “Spring 2011  Notes”). A total of $1,469,550 aggregate face amount of the Spring 2011  Notes were sold for an aggregate purchase price of $1,335,955.  While the stated interest rate on the Spring 2011 Notes is 0%, the actual interest rate on the Spring 2011 Notes is 10% per annum. The Spring 2011 Notes mature on the first anniversary of their date of issuance. The Spring 2011 Notes are convertible, at the option of the note holder, into 5,878,200 shares of our common stock (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Spring 2011 Offering received, for no additional consideration, a warrant (the “Spring 2011 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Spring 2011 Notes are convertible (the “Warrant Shares”).  Each Spring 2011 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 5,878,200 Warrant Shares are initially issuable to date on exercise of the Spring 2011 Warrants.

We received $1,335,955 in net proceeds in the 2011 Spring Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Offering Warrants issued were valued at $726,787 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .45; dividend yield of 0%; volatility factors of the expected market price of common stock of 119%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $609,168.  As of June 30, 2011, the aggregate value of the 2011 Spring Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $133,595 are considered as debt discount and will be amortized over the life of the notes.

As of June 30, 2011, investors have converted $969,650 of the Convertible Notes into 3,878,600 shares of our common stock. The outstanding balance at June 30, 2011 was $499,900.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  were ineffective as of June 30, 2011 due to the material weaknesses in our internal control over financial reporting described below.

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

In light of the material weaknesses in internal control over financial reporting described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles.  Despite material weaknesses in our internal control over financial reporting, we believe that the financial statements included in our Form 10-Q for the period ended June 30, 2011 fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

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

Our Chief Executive Officer, Interim Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weaknesses described above, management concluded that, as of June 30, 2011, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

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

Litigation Involving Former Executive Officer

As previously reported, on April 7, 2010, Bruce McKinnon, the former CEO of the Company, and the Company entered into an Agreement Re: Collection on Judgment (“Judgment”) (the “Settlement Agreement”),  wherein McKinnon, among other things, agreed to cease further collection efforts on the Judgment, and the Company, among other things, agreed to satisfy the Judgment for, and McKinnon agreed to accept as full and final satisfaction of the Judgment, subject to certain payment waivers described below, a total amount of $360,000, plus interest of ten percent (10%) per annum from March 15, 2010, on the unpaid balance until paid, payable as follows:  $30,000 on April 7, 2010; $85,000 on or before April 15, 2010; and, $15,000 per month commencing on June 1, 2010, until paid.   As of June 30, 2011, all payments have been made on time and the balance due is $74,541.  The Settlement Agreement also provides that if the Company makes all payments thereunder, on a timely basis, McKinnon will waive final payments due him in the amount of $35,000. On July 15, 2011, the Company made the full and final payment to Bruce McKinnon.

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

2010 Spring Offering. From February 15, 2010 through June 30, 2010, we conducted a private offering (the “2010 Spring Offering”) and issued Convertible Notes in the aggregate face amount of $885,863.  These Notes were sold for an aggregate purchase price of $805,330 net proceeds.  The Notes are convertible into 2,214,657 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 2,214,657 shares of our common stock.  (See “Details of Recent Financing Transactions”).

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

 2011 Spring Offering. From March 14, 2011  through May 31, 2011, we conducted a private offering (the “2011 Spring Offering”) and issued Convertible Notes in the aggregate face amount of $1,469,550.  These Notes were sold for an aggregate purchase price of $1,335,955 net proceeds.  The Notes are convertible into 5,878,200 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 5,878,200 shares of our common stock.  (See “Details of Recent Financing Transactions”).

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.

Other Issuances.

During the six months ended June 30, 2011, we issued 14,785,666 shares of common stock in exchange for conversion of $3,696,417 of Convertible Notes.

During the six months ended June 30, 2011we issued 81,020 shares of common stock upon cashless exercise of warrants.

During the six months ended June 30, 2011, we issued 77,778 shares of common stock upon exercise of options at $0.27 per share and valued at $21,000.

During the six months ended June 30, 2011, we granted, but did not issue 200,000 shares of common stock for consulting services. These shares were valued at $120,000 based on the trading price at the date of the agreement and were subsequently issued on July 25, 2011.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On January 29, 2011, the Company issued 17,600,000 options to Cecil Bond Kyte, its chairman and chief executive officer. The options have an exercise price of $.25 per share, vest over a five year period, and expire ten years from date of grant.   Twenty percent of the options shall vest on each of the first five anniversary dates.  In the event of a change of control of the Company, all unvested options shall vest on the date of the change of control.  During the six months ended June 30, 2011, the Company amortized $557,190 of compensation cost based on the vesting of the options.  Future unamortized compensation expense on the outstanding options at June 30, 2011 is $6,129,106.  As of June 30, 2011, the market price  of the Company’s stock was $0.40 per share and the aggregate intrinsic value of the options outstanding and exercisable was $308,467.

Stock Issuance

From July 1, 2011 through July 29, 2011, we  issued 1,186,384 additional shares of our common stock in exchange for the conversion of $296,596 Convertible Notes.  The outstanding balance of Convertible Notes at July 29, 2011 is $531,168.

2011 Summer Offering

Since June 24, 2011, we have been conducting a private offering (the “Summer 2011 Offering”) of up to $500,000 aggregate face amount of its convertible notes (the “Summer 2011  Notes”). The Summer 2011 Offering closed on July 31, 2011. As of July 31, 2011, a total of $487,783 aggregate face amount of the Summer 2011 Notes have been sold for an aggregate purchase price of $443,438. While there is no stated interest rate on the Summer 2011 Notes, the implied effective interest rate on the Summer 2011 Notes is 10% per annum. The Summer 2011 Notes mature on the first anniversary of their date of issuance. The Summer 2011 Notes are convertible, at the option of the note holder, into 1,951,132 shares of our common stock (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Summer 2011 Offering will receive, for no additional consideration, a warrant (the “Summer 2011 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Summer 2011 Notes are convertible (the “Warrant Shares”).  Each Summer 2011 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 1,951,132 Warrant Shares are initially issuable to date on exercise of the Summer 2011 Warrants.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Interim Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Interim Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SAVE THE WORLD AIR, INC.

Date: August 10, 2011	By:	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Interim Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Interim Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document