Form 10-Q
period 2011-09-30
SAVE THE WORLD AIR INC
filed 2011-11-10
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

The number of shares of the Registrant’s Common Stock outstanding as of November 7, 2011 was 113,221,534.

SAVE THE WORLD AIR, INC.
FORM 10-Q

PART I

Item 1.  Financial Statements

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS

Current assets
Cash	$4,594	$101,645
Other current assets	58,333	29,425
Total current assets	62,927	131,070
Property and Equipment, net of accumulated depreciation of $203,981 and $178,246 at September 30, 2011 and December 31, 2010, respectively	84,591	78,083
Other assets	10,330	8,020
Total assets	$157,848	$217,173

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable-related parties	$73,388	$241,176
Accounts payable-license agreements	281,250	721,785
Accounts payable-other	429,275	450,411
Accrued expenses	890,404	959,827
Accrued professional fees	318,368	431,704
Loans payable-related parties and shareholders	—	86,947
Convertible debentures, net-of- discount	173,584	76,947
Fair value of derivative liabilities	942,591	3,664,675
Total current liabilities	3,108,860	6,633,472

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001par value: 200,000,000 shares authorized, 112,971,534 and 91,453,194, shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	112,972	91,453
Common stock to be issued (250,000 shares at September 30, 2011)	62,500	—
Additional paid-in capital	62,817,451	51,925,168
Deficit accumulated during the development stage	(65,943,935)	(58,432,920)
Total stockholders’ deficiency	(2,951,012)	(6,416,299)
Total liabilities and stockholders’ deficiency	$157,848	$217,173

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,		Inception (February 18, 1998) to
	2011	2010	2011	2010	September 30, 2011

Net sales	$—	$—	$—	$—	$69,000
Cost of goods sold	—	—	—	—	24,120
Gross profit	—	—	—	—	44,880
Operating expenses	2,129,273	389,519	4,640,508	3,011,488	41,898,462
Research and development expenses	379,391	140,486	931,959	344,581	7,246,673
Non-cash patent settlement costs	—	—	—	—	1,610,066
Loss before other income (expense)	(2,508,664)	(530,005)	(5,572,467)	(3,356,069)	(50,710,321)

Other income (expense)
Other income	112,453	—	150,903	5,196	294,875
Interest income	—	—	—	—	16,342
Interest and financing expense	(1,014,043)	(461,047)	(4,810,735)	(3,235,068)	(16,403,099)
Change in fair value of derivative liabilities	1,158,500	29,716	2,722,084	1,300,845	2,828,749
Costs of private placement	—	—	—	(1,129,212)	(1,640,715)
Costs to induce conversion of notes	—	—	—	(168,340)	(469,043)
Loss on disposition of equipment	—	—	—	—	(14,426)
Settlement of Debt Due Morale/Matthews	—	—	—	—	(927,903)
Settlement of litigation and debt	—	—	—	—	1,089,088

Loss before provision for income taxes	(2,251,754)	(961,336)	(7,510,215)	(6,582,648)	(65,936,453)
Provision for income taxes	—	—	800	800	7,482
Net loss	$(2,251,754)	$(961,336)	$(7,511,015)	$(6,583,448)	$(65,943,935)
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.07)	$(0.08)
Weighted average common shares outstanding, basic and diluted	109,394,365	85,033,769	100,944,733	80,211,124

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011

	Price per	Total Stockholders’		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2010		91,453,194	$91,453	$—	$51,925,168	$(58,432,920)	$(6,416,299)
Common stock issued for conversion of convertible debt	$.25	18,809,542	18,810	—	4,683,576	—	4,702,386
Common stock issued upon exercise of warrants	$.47	81,020	81	—	(81)	—	—
Fair value of options issued as compensation	—	—	—	—	919,289	—	919,289
Common stock issued for services	$.27 - $.60	2,550,000	2,550	62,500	796,950	—	862,000
Common stock issued upon exercise of options	$.27	77,778	78	—	20,922	—	21,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	—	—	—	—	4,132,505	—	4,132,505
Fair value of warrants issued for services	—	—	—	—	339,122	—	339,122
Net loss for the nine months ended September 30, 2011	—	—	—	—	—	(7,511,015)	(7,511,015)
Balance, September 30, 2011		112,971,534	$112,972	$62,500	$62,817,451	$(65,943,935)	$(2,951,012)

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Inception (February 18, 1998) to
	Nine Months Ended September 30,		September 30,
	2011	2010	2011
Cash flows from operating activities
Net Loss	$(7,511,015)	$(6,583,448)	$(65,943,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	(114,903)	—	(1,277,223)
Settlement of debt due Morale/Matthews	—	—	927,903
Stock based compensation expense	919,289	206,263	4,854,445
Issuance of common stock for services	862,000	713,637	8,034,788
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Issuance of warrants for financing fees	—	—	153,501
Issuance of warrants for consulting fees	339,122	126,000	465,122
Increase in convertible notes related to default	2,376	35,313	298,855
Interest on related party loans	—	—	22,305
Patent acquisition cost	—	—	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	4,796,647	3,179,799	15,861,278
Fair value of common stock and warrants issued to induce conversion of notes	—	168,340	469,043
Costs of private placement convertible notes	—	1,129,212	1,640,715
Change in fair value of derivative liability	(2,722,084)	(1,300,845)	(2,828,749)
Amortization of deferred compensation	—	—	3,060,744
Loss on disposition of assets	—	—	14,426
Depreciation and amortization of leasehold improvements	25,735	25,844	485,917
Bad debt	—	—	1,300
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,380)
Inventory	—	—	—
Prepaid expenses and other	(28,908)	(16,854)	(58,253)
Other assets	(2,310)	—	(10,330)
Accounts payable and accrued expenses	154,220	34,334	4,766,551
Accounts payable – license agreements	(375,172)	(146,723)	(369,887)
Accounts payable – related parties	(167,788)	37,477	(19,615)
Net cash used in operating activities	(3,822,791)	(2,391,651)	(27,300,956)
Cash flows from investing activities
Purchase of equipment	(32,243)	(11,235)	(598,862)
Proceeds from sale of equipment	—	—	17,478
Net cash used in investing activities	(32,243)	(11,235)	(581,384)
Cash flows from financing activities
Net proceeds under equity line of credit	—	—	1,262,386
(Decrease) increase in payables to related parties and stockholder	(86,947)	(11,865)	536,979
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	3,831,430	2,390,376	15,036,408
Repayment of convertible notes	—	—	(282,121)
Proceeds from sale of stock and exercise of warrants and options	13,500	15,300	10,816,074
Net cash provided by financing activities	3,757,983	2,393,811	27,886,934
Net increase in cash	(97,051)	(9,075)	4,594
Cash, beginning of period	101,645	33,611	—
Cash, end of period	$4,594	$24,536	$4,594

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)

			Inception (February 18, 1998) to
	Nine Months Ended September 30,		September 30,
	2011	2010	2011

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$11,713	$16,485	$171,079
Income taxes	$800	$800	$7,482
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	—	3,202,931
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	—	—	515,000
Issuance of common stock in settlement of payable	—	4,121	247,584
Cancellation of stock	—	—	8,047
Conversion of accounts payable and accrued expenses to common stock	—	—	612,521
Conversion of accounts payable and accrued expenses to convertible debentures	301,075	281,199	632,275
Conversion of related party debt to convertible debentures	—	22,500	72,500
Conversion of convertible debentures to common stock	4,702,386	3,643,253	15,488,367
Issuance of shares for settlement of loans and other payables	—	—	2,783,711
Write off of deferred compensation	—	—	142,187
Fair value of derivative liability recorded as note discount	—	1,243,625	2,130,625
Proceeds of exercise of options applied to accounts payable	7,500	30,000	67,500
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	4,132,505	1,450,450	12,378,893

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010 (UNAUDITED)

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

The Company was incorporated on February 18, 1998, as a Nevada corporation, under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999, following the acquisition of marketing and manufacturing rights of the ZEFS technologies. Our executive offices are at 735 State Street, Suite 500, Santa Barbara, California 93101.  The telephone number is (805)-845-3561. Our research and development facility is at 235 Tennant Avenue, Morgan Hill, California 95037. The telephone number is (408) 778-0101. The corporate website is www.stwa.com.  The common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board

The Company’s technology has two commercial applications; AOT™ (Applied Oil Technology) and ELEKTRA™ and legacy technologies of ZEFS and MK IV.  AOT™ and ELEKTRA™ are nearing the end of the product development cycle, which will culminate at the U.S. Department of Energy’s Rocky Mountain Oilfield Testing Center (RMOTC).  We believe the testing of AOT™ at the RMOTC will determine the value of savings the product presents at full scale operation on an active pipeline. (See “Note 10. Subsequent events”).

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

Going concern

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of $65,943,935 from February 18, 1998 (Inception) through September 30, 2011. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $7,511,015 and a negative cash flow from operations of $3,822,791 for the nine months ended September 30, 2011, and had a working capital deficiency (excluding derivative liabilities) of $2,103,342 and a stockholders' deficiency of $2,951,012 at September 30, 2011.  As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2010 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan.  The Company’s operations from inception, February 18, 1998 to September 30, 2011 have been funded through issuances of its common stock and convertible notes.  During this period, the Company raised an aggregate of $25,852,482 of which $15,036,408 was from the sale of convertible notes.  As of September 30, 2011, the outstanding balance of convertible notes was $310,077, of which $284,764 represented the 2011 Winter and Spring Offerings which closed February 28, 2011 and May 31, 2011 respectively (see “Note 4. Convertible Debentures”). The Company expects substantially all of the outstanding notes will be converted into shares of common stock of the Company.

On September 30, 2011, the Company had cash on hand in the amount of $4,594.  In addition to the funds on hand, the Company will require additional funds to continue to operate our business.  (From October 1, 2011 through November 7, 2011, the Company has received $714,500 from 2011 Fall Offerings, which will close on November 30, 2011, See “Note 10. Subsequent events”).  This includes expenses we will incur in connection with license agreements; product development and commercialization of the AOT and ELEKTRA technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, the Company has contractual commitments for salaries to its executive officers pursuant to employment agreements, consulting fees and Licensing Fees commitment to Temple University, during 2011 and beyond.  In light of the Company’s financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. The Company intends to review these measures on an ongoing basis and make additional decisions as may be required.

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

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the nine month period ended September 30, 2011 and 2010, the dilutive impact of outstanding stock options of 22,177,892 and 4,865,265 respectively, and outstanding warrants of 40,552,211 and 21,421,651 have been excluded because their impact on the loss per share is anti-dilutive.

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

The Company is required to use observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2011 and December 31, 2010.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability – September 30, 2011	$-0-	$-0-	$942,591	$942,591
Fair value of Derivative Liability - December 31, 2010	$-0-	$-0-	$3,664,675	$3,664,675

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no effect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.  Certain relationships and related transactions

Loans from related parties

As at September 30, 2011, and December 31, 2010, the Company had loan payable to an officer of the Company in the amount of $0 and $86,947, respectively. These loans are unsecured, are due on demand and bear interest at 6% per annum. During this quarter, the Company paid in full the outstanding balance of $86,947.

Accounts Payable to related parties

As of September 30, 2011 and December 31, 2010, the Company had accounts payable to related parties in the amount of $73,388 and $241,176, respectively. These amounts are non-interest bearing and comprised of unpaid Directors Fees and  expenses incurred by officers and directors.

4.  Convertible Debentures

Convertible debentures consist of the following:

	Maturity dates	September 30, 2011	December 31, 2010

2008 Winter Offering	December 5, 2009	$7,149	$6,697

2009 Spring	April 30, 2010	6,907	6,455

2009 Wellfleet	September 28, 2012	—	27,011

2009 Fall Offering	January 15, 2012	11,257	37,409

2010 Fall Offering #2	November 30, 2011	—	386,760

2011 Winter Offering	February 28, 2012	219,230	—

2011 Spring Offering	May 31, 2012	65,534	—

Sub-total		310,077	464,332

Less, remaining debt discount		(136,493)	(387,385)
Convertible debentures, net		$173,584	$76,947

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

As of September 30, 2011, investors have converted $519,200 of the Convertible Notes into 3,054,117 shares of the Company’s common stock.  As of September 30, 2011, one note for $5,500 was in default and outstanding ($7,149 in total including $1,649 in penalties and interest).

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

As of September 30, 2011, investors have converted $176,000 of the Convertible Notes plus penalty and interest of $7,538 into 679,768 shares of the Company’s common stock.  As of September 30, 2011, one note in the amount of $5,500 was in default and outstanding ($6,907 in total which includes $1,407 of penalty and interest).

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

The Company determined that the fair value of the warrant liability at issuance on November 20, 2009 to be $75,000 based upon a probability weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount.  The fair value of the warrant liability as of September 30, 2011 was $9,748 (see Note 8).

As of September 30, 2011, investors have converted $75,000 of the Convertible Notes plus $4,664 of accrued interest into 318,656 shares of the Company’s common stock.  There was no outstanding balance as of September 30, 2011.

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

The Company determined that the fair value of the warrant liability at issuances to be $3,027,815 based upon a probability weighted average Black-Scholes-Merton calculation (See Note 8), of which, $654,978 was recorded on December 31, 2009 and $2,372,837 was recorded on January 15, 2010.  The Company recorded the full value of the derivative of $2,372,837 as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $2,372,837 exceeded the note value of $1,243,625, the excess of the liability over the note amount of $1,129,212 was considered to be cost of the private placement and was charged to expense upon issuance.  The fair value of the warrant liability as of September 30, 2011 was $750,549 (see Note 8).

As of September 30, 2011, investors have converted $1,578,125 of the Convertible Notes plus interest of $11,502 into 6,358,507 shares of the Company’s common stock.  The outstanding balance at September 30, 2011 was $11,257 which includes $1,257 in accrued interest.

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

The Company received $849,861 in net proceeds in the Fall 2010 #2 Offering which was used for general corporate purposes and working capital. The aggregate value of the Fall 2010 #2 Offering Warrants issued were valued at $436,986 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .27; dividend yield of 0%; volatility factors of the expected market price of common stock of 121%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $417,875.  The aggregate value of the Fall 2010 #2 Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $85,486 were considered as debt discount and were amortized over the life of the notes of which $353,912 was recorded during the current period.

As of September 30, 2011, investors have converted $940,347 of the Convertible Notes into 3,761,386 shares of the Company’s common stock.  There was no outstanding balance as of September 30, 2011.

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

The Company received $2,353,111 in net proceeds in the 2011 Winter Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Offering Warrants issued were valued at $1,368,888 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .25; dividend yield of 0%; volatility factors of the expected market price of common stock of 130%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature valued at $984,223.  The aggregate value of the 2011 Winter Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $235,311 are considered as debt discount and are being amortized over the life of the notes. The amortization recorded during the period amounted to $2,497,076.

As of September 30, 2011, investors have converted $2,369,192 of the Convertible Notes into 9,476,766 shares of the Company’s common stock. The outstanding balance at September 30, 2011 was $219,230.

2011 Spring Offering

From March 14, 2011 through May 31, 2011, the Company  conducted a private offering (the “Spring 2011 Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “Spring 2011  Notes”). A total of $1,469,550 aggregate face amount of the Spring 2011 Notes were sold for an aggregate purchase price of $1,335,955.  While there was no stated interest rate on the Spring 2011 Notes, the implied effective interest rate on the Spring 2011 Notes is 10% per annum. The Spring 2011 Notes mature on the first anniversary of their date of issuance. The Spring 2011 Notes are convertible, at the option of the note holder, into 5,878,200 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

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

The Company received $1,335,955 in net proceeds in the 2011 Spring Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Spring Offering Warrants issued were valued at $726,787 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .45; dividend yield of 0%; volatility factors of the expected market price of common stock of 119%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature valued at $609,168. The aggregate value of the 2011 Spring Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $133,595 are considered as debt discount and are being amortized over the life of the notes.  The amortization recorded during the period amounted to $1,425,861.

As of September 30, 2011, investors have converted $1,404,016 of the Convertible Notes into 5,616,064 shares of the Company’s common stock.  The outstanding balance at September 30, 2011 was $65,534.

2011 Summer Offering

From June 24, 2011 through July 31, 2011, the Company conducted a private offering (the “Summer 2011 Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “Summer 2011  Notes”). A total of $487,783 aggregate face amount of the Summer 2011 Notes were sold for an aggregate purchase price of $443,439.  While there was no stated interest rate on the Summer 2011 Notes, the implied effective interest rate on the Summer 2011 Notes is 10% per annum. The Summer 2011 Notes mature on the first anniversary of their date of issuance. The Summer 2011 Notes are convertible, at the option of the note holder, into 1,951,132 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Summer 2011 Offering received, for no additional consideration, a warrant (the “Summer 2011 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Summer 2011 Notes are convertible (the “Warrant Shares”).  Each Summer 2011 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 1,951,132 Warrant Shares are initially issuable to date on exercise of the Summer 2011 Warrants.

The Company received $443,439 in net proceeds in the 2011 Summer Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Summer Offering Warrants issued were valued at $172,856 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .20; dividend yield of 0%; volatility factors of the expected market price of common stock of 115%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature valued at $270,583.  The aggregate value of the 2011 Summer Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $44,344 are considered as debt discount and were amortized in full upon conversion of the notes.

As of September 30, 2011, investors have converted $487,783 of the Convertible Notes into 1,951,132 shares of the Company’s common stock.  There was no outstanding balance as of September 30, 2011.

5.  Capital stock

During the nine months ended September 30, 2011, the Company issued 18,809,542 shares of common stock in exchange for conversion of $4,702,368 of Convertible Notes.

During the nine months ended September 30, 2011, the Company issued 81,020 shares of common stock upon cashless exercise of 224,000 warrants.

During the nine months ended September 30, 2011, the Company issued 77,778 shares of common stock upon exercise of options at $0.27 per share and valued at $21,000.

During the nine months ended September 30, 2011, the Company issued 2,550,000 shares of common stock for consulting services. These shares were valued at $799,500 based on the trading price at the date of the agreement.

During the nine months ended September 30, 2011, the Company granted but did not issue 250,000 shares of common stock for consulting services. These shares were valued at $62,500 based on the trading price at the date of the agreement and are reflected as common stock issuable in the accompanying Financial Statements.

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

Options

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At September 30, 2011, 2,672,108 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company of which 250,000 are still outstanding.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at September 30, 2011 was 8.6 years. Stock option activity for the period January 1, 2011 to September 30, 2011, was as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	4,837,488	$0.53
Granted	17,600,000	0.25
Exercised	(77,778)	0.27
Forfeited or expired	(241,818)	0.97
Outstanding at September 30, 2011	22,117,892	$0.30	8.6	$2,000
Vested and exercisable at September 30, 2011	4,517,892	$0.51	5.6	$2,000

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of September 30, 2011 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Exercise Price	Shares	Weighted Average Exercise Price
$0.21 - $ 0.99	21,790,346	8.6	$.29	4,190,346	$0.46
$1.00 - $ 1.99	327,546	3.6	1.25	327,546	1.25
	22,117,892	8.6	$0.30	4,517,892	$0.51

On January 29, 2011, the Company issued 17,600,000 options to Cecil Bond Kyte, its chairman and chief executive officer. The options have an exercise price of $0.25 per share, vest over a five year period, and expire ten years from date of grant.   Twenty percent of the options shall vest on each of the first five anniversary dates.  In the event of a change of control of the Company, all unvested options shall vest on the date of the change of control.  During the nine months ended September 30, 2011, the Company amortized $919,289 of compensation cost based on the vesting of the options.  Future unamortized compensation expense on the outstanding options at September 30, 2011 is $5,923,000.

Black-Scholes-Merton value of options

During the nine months ended September 30, 2011 and 2010, the Company valued options at the grant date using the Black-Scholes-Merton pricing model with the following average assumptions:

	September 30,
	2011	2010

Expected life (years)	6.0	5.5
Risk free interest rate	1.95%	3.63%
Volatility	134.82%	129.95%
Expected dividend yield	0.00%	0.00%

The weighted average fair value for options granted in 2010 was $0.53.  The weighted average fair value for options granted during the nine months ended September 30, 2011 was $0.39.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants from January 1, 2011 to September 30, 2011:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	22,979,068	$0.40
Granted	19,533,020	0.30
Exercised	(224,000)	0.47
Forfeited or expired	(1,735,877)	0.61
Outstanding at September 30, 2011	40,552,211	$0.33	1.3	$—
Vested and exercisable at September 30, 2011	40,552,211	$0.33	1.3	$—

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.25 - $ 0.99	39,552,211	1.3	$0.31	39,552,211	$0.31
$1.00 - $ 1.99	1,000,000	1.7	$1.00	1,000,000	$1.00
$2.00 - $ 2.70	—	—	$—	—	$—
	40,552,211	1.3	$0.33	40,552,211	$0.33

7.  Research and development

The Company has research and development facilities in Morgan Hill, California. The Company has tested products incorporating our ZEFS, MK IV, ELEKTRA and AOT technologies for multiple makes and models diesel engines, motorbikes, boats, generators, lawnmowers, other small engines and pipelines. The Company has purchased test vehicles, test engines and testing equipment. The Company incurred $379,391 and $140,486 for the three months ended September 30, 2011 and 2010 respectively and $931,959 and $344,581 for the nine months ended September 30, 2011 and 2010, respectively, on its research and development activities.

Temple University

On August 9, 2011, Save The World Air, Inc. and Temple University entered into two Exclusive License Agreements. One Agreement relates to Temple’s international patent applications, patents and technical information pertaining to technology associated with an electric and/or magnetic field assisted fuel injection system.  The second agreement relates Temple’s international patent applications and patents and technical information pertaining to technology to reduce crude oil viscosity.  The License Agreements are exclusive to the Company and the territory licensed to the Company is worldwide. Pursuant to the licensing agreements, the Company will pay Temple the following:

a.	Royalty fee ranging from 4% up to 7% from sales related to the use of the patents. As of September 30, 2011, the Company has not yet generated any revenues or sales with regards to these patents;
b.	A non-refundable license fee of $300,000 due up to October 2011 and annual license fee of $187,500 due every anniversary of the agreement, of which, $331,250 has been recorded during the period; and
c.	25% of any sub-license revenue - The Company has not yet generated any sub-license revenues as of September 30, 2011

AOT

On July 16, 2010, the Company entered into a Letter of Intent with the U.S. Department of Energy-Naval Petroleum Reserve/Rocky Mountain Oilfield Testing Center (RMOTC) in Wyoming.  On December 22, 2010, a formal Agreement was entered into with RMOTC for testing of our Applied Oil Technology (AOT).  Third-party vendors and suppliers were used by the Company to provide the facility construction materials and the prototype’s design and fabrication. To conduct the testing, the Company was responsible for upgrading the testing facility’s existing infrastructure, located on the Naval Petroleum Reserve #3. Design and engineering began on January 6, 2011 and construction was completed on June 30, 2011.

The AOT Phase II testing began in July 2011 and resulted in successful operation of the test facility, and lower backpressure line-loss caused by the device than anticipated.  The Phase II, Stage I testing of the prototype yielded important information and data to the Company’s product development team for commercialization upgrades.   Costs incurred for the testing during the nine months ended September 30, 2011 was $581,680. (See “Note 10 Subsequent events”)

Elektra

The Company’s ELEKTRA technology improves diesel fuel economy in both land and marine diesel engines.  The Company’ preliminary experimental prototypes have shown repeatable improvements in fuel economy.  Research is being conducted under controlled conditions at the Company’s research facility in Morgan Hill California.

8.  Derivative liability

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The strike price of the warrants issued by the Company in connection with certain convertible note offerings made during 2009 and 2010 in the aggregate of 8,522,500 warrants, exercisable at $0.25, as restated, per share, contain exercise prices that may fluctuate based on the occurrence of future offerings or events.  As a result, these warrants are not considered indexed to the Company’s own stock.  The Company characterized the fair value of these warrants as derivative liabilities upon issuance.  The FASB’s guidance requires the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a probability weighted average series of Black-Scholes-Merton models as a valuation technique with the following assumptions:

	Fair Value of Warrants
	September 30, 2011	December 31, 2010
Risk-free interest rate	0.13%	0.61%
Expected volatility	100%-111%	120%
Expected life (in years)	1.00 – 1.25	1.75 – 2.00
Expected dividend yield	0%	0%
Fair Value:
2009 Summer Warrants	$182,294	$804,100
2009 Wellfleet Warrants	9,748	129,000
2009 Fall Warrants	750,549	2,731,575
Total Fair Value	$942,591	$3,664,675

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

As of September 30, 2011, the Company re-measured the derivative liabilities and determined the fair value to be $942,591. For the nine months ended September 30, 2011, the Company recorded a gain on the change in fair value of derivatives of $2,722,084.

9.  Commitments and contingencies

Legal matters

Litigation Involving Former Executive Officer

As previously reported, on April 7, 2010, Bruce McKinnon, the former CEO of the Company, and the Company entered into an Agreement Re: Collection on Judgment (“Judgment”) (the “Settlement Agreement”),  wherein McKinnon, among other things, agreed to cease further collection efforts on the Judgment, and the Company, among other things, agreed to satisfy the Judgment for, and McKinnon agreed to accept as full and final satisfaction of the Judgment, subject to certain payment waivers described below, a total amount of $360,000, plus interest of ten percent (10%) per annum from March 15, 2010, on the unpaid balance until paid, payable as follows:  $30,000 on April 7, 2010; $85,000 on or before April 15, 2010; and, $15,000 per month commencing on June 1, 2010, until paid.   As of September 30, 2011, all payments have been made on time and the balance due is $0.  The Settlement Agreement also provides that if the Company makes all payments thereunder on a timely basis, McKinnon will waive final payments due him in the amount of $35,000. On July 15, 2011, the Company made the full and final payment to Bruce McKinnon and recorded the waived amount of $35,000 as part of other income in the accompanying Statements of Operations for the nine months ended September 30, 2011.

Litigation Involving Jeffery Muller

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

Contingent issuance of securities

In July and August 2011, the Company committed to issue 750,000 shares of its restricted common stock and 750,000 warrants to two consultants for future services. The common stock to be issued will be non-refundable and is deemed earned upon issuance while the warrants to be issued will be fully vested, exercisable at an average price of $0.28 and will expire in three years.

The Company will account the fair value of these common stock and warrants to be issued once it has made a determination that the consultants have rendered the services which is expected to be in the fourth quarter of 2011 and first quarter of 2012.

10.  Subsequent events

Stock Issuance

On October 21, 2011 we issued the 250,000 common shares to a consultant for contractual services reflected as common stock issuable at September 30, 2011.

2011 Fall Offering

From August 30, 2011 through October 15, 2011, the Company conducted a private offering (the “Fall 2011 Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “Fall 2011  Notes”). A total of $170,720 aggregate face amount of the Fall 2011 Notes were sold for an aggregate purchase price of $155,200.  While there was no stated interest rate on the Fall 2011 Notes, the implied effective interest rate on the Fall 2011 Notes is 10% per annum. The Fall 2011 Notes mature on the first anniversary of their date of issuance. The Fall 2011 Notes are convertible, at the option of the note holder, into 682,880 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Fall 2011 Offering received, for no additional consideration, a warrant (the “Fall 2011 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Fall 2011 Notes are convertible (the “Warrant Shares”).  Each Fall 2011 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 682,880 Warrant Shares are initially issuable to date on exercise of the Fall 2011 Warrants.

2011 Fall#2 Offering

Since October 24, 2011 the Company is conducted a private offering (the “Fall#2 2011 Offering”) of up to $2,200,000 aggregate face amount of its convertible notes (the “Fall#2 2011 Notes”). A total of $659,239 aggregate face amount of the Fall#2 2011 Notes have been sold for an aggregate purchase price of $599,300 as of November 7, 2011. While there is no stated interest rate on the Fall#2 2011 Notes, the implied effective interest rate on the Fall#2 2011 Notes is 10% per annum. The Fall#2 2011 Notes mature on the first anniversary of their date of issuance. The Fall#2 2011 Notes are convertible, at the option of the note holder, into 2,636,956 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Fall#2 2011 Offering will receive, for no additional consideration, a warrant (the “Fall#2 2011 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Fall#2 2011 Notes are convertible (the “Warrant Shares”). Each Fall#2 2011 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 2,636.956 Warrant Shares are initially issuable to date on exercise of the Fall#2 2011 Warrants.

AOT Testing

The Company together with Temple University of Philadelphia's physics department, designed and created the AOT device to reduce the energy required to transport crude oil through commercial pipelines.  This research was co-funded by the Company and the Pipeline Research Council International (PRCI).

The device exposes passing crude oil to a precisely controlled electric field to reduce the oil viscosity. This is intended to reduce line-loss (fluid drag) and pressure, without changing the oil temperature or composition. In a commercial pipeline operation, the intended results would translate into reduced pump power required to maintain constant flow rates, and would thereby deliver energy savings for crude oil transportation.

The Rocky Mountain Oilfield Testing Center (RMOTC) conducted a field test on the Company’s in-line viscosity reduction device at the Naval Petroleum Reserve No. 3 (NPR-3) located 35 miles north of Casper in Natrona County, Wyoming.  The in-line viscosity reduction device is designed to reduce the line-loss of crude oil traveling through a commercial pipeline and thereby reduce the energy required to transport crude oil through pipelines.

Gains in pump operation efficiency were observed on the 4.4 mile, 6 inch, schedule 80 buried pipeline test loop.  Power consumption was observed to decrease by 13.55% when the device was operating at one third its power capacity. After running for 70 minutes, the device was deactivated, and pump motor power consumption returned to baseline pre-treatment numbers within 56 minutes.  Power consumption was observed  to decrease by 13.14% when the device was operating at one fourth its power capacity. After running for 75 minutes, the device was deactivated, and pump motor power consumption returned to baseline pre-treatment numbers within 15 minutes.  Pipeline line-loss and pump motor power consumption were reduced for a given flow rate during the observed test.

These test results indicate that the viscosity reduction device operated successfully and may hold potential for energy savings and increased pipeline flow rates for the oil production and transportation industry.

On October 27, 2011, the Company granted 2,200,000 stock options to executives and directors, with an exercise price of $0.30 per share, vesting immediately for 10 years.

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

On August 9, 2011, Save The World Air, Inc. and Temple University entered into two Exclusive License Agreements. One Agreement  relates to Temple’s international patent applications, patents and technical information pertaining to technology associated with an electric and/or magnetic field assisted fuel injection system.  The second agreement relates Temple’s international patent applications and patents and technical information pertaining to technology to reduce crude oil viscosity.  The License Agreements are exclusive to the Company and the territory licensed to the Company is worldwide.

We have two product lines; Applied Oil Technology (“AOT”) and ELEKTRA™.

AOT

On July 16, 2010, the Company entered into a Letter of Intent with the U.S. Department of Energy-Naval Petroleum Reserve/Rocky Mountain Oilfield Testing Center (RMOTC) in Wyoming.  On December 22, 2010, a formal Agreement was entered into with RMOTC for testing of our Applied Oil Technology (AOT).  Third-party vendors and suppliers were used by the Company to provide the facility construction materials and the prototype’s design and fabrication. To conduct the testing, the Company was responsible for upgrading the testing facility’s existing infrastructure, located on the Naval Petroleum Reserve #3. Design and engineering began on January 6, 2011 and construction was completed on June 30, 2011.

The AOT Phase II testing began in July 2011 and resulted in successful operation of the test facility, and lower backpressure line-loss caused by the device than anticipated.  The Phase II, Stage I testing of the prototype yielded important information and data to the Company’s product development team for commercialization upgrades.   Costs incurred for the testing during the nine months ended September 30, 2011 was $581,680. (See “Item 5 Other information”)

Elektra

The Company’s ELEKTRA technology improves diesel fuel economy in both land and marine diesel engines.  The Company’ preliminary experimental prototypes have shown repeatable improvements in fuel economy.  Research is being conducted under controlled conditions at the Company’s research facility in Morgan Hill California.

We operate in a highly competitive industry.  Many of our activities are subject to governmental regulation.  We have taken aggressive steps to protect our intellectual property.

There are significant risks associated with our business, our Company and our stock.

We are a development stage Company that generated minimal revenues in 2006 and 2007. We did not generate any sales or revenues in 2008, 2009, 2010 or through September 30, 2011. Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2010 and will need to raise substantial capital in 2011, and beyond, to fund our continuing research and development, sales and marketing efforts and certain other expenses, until our revenue base grows sufficiently to cover such expenditures.  See “Management’s Discussion and Analysis” below.

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

Our common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board

Results of Operations

We did not generate any revenue for the three-month and nine-month periods ended September 30, 2011 and 2010.

Operating expenses were $2,129,273 for the three-month period ended September 30, 2011, compared to $389,519 for the three-month period ended September 30, 2010, an increase of $1,739,754. This increase is attributable to increases in non-cash expenses of $1,371,300 and cash expenses of $368,454. Specifically, the increase in non-cash expenses is attributable to stocks and warrants given to consultants of $1,047,012, valuation of options given to employees as compensation of $323,761 and depreciation of $527. Specifically, the increase in cash expenses is attributable to increases in consulting and professional fees of $234,081, salaries and benefits of $95,613 and office and other expenses of $44,010, offset by decreases in corporate expenses of $4,667 and travel expenses of $583.

Operating expenses were $4,640,508 for the nine-month period ended September 30, 2011, compared to $3,011,488 for the nine-month period ended September 30, 2010, an increase of $1,629,020. This increase is attributable to increases in non-cash expenses of $1,074,402 and cash expenses of $554,618. Specifically, the increase in non-cash expenses is attributable to  stocks and warrants given to employees of $713,026 and valuation of stocks and warrants given to consultants of $361,485, offset by a decrease in depreciation of $109. Specifically, the increase in cash expenses is attributable to increases in consulting and professional fees of $327,621, office and other expenses of $80,836, salaries and benefits of $106,884 and corporate expenses of $45,898, offset by a decrease in travel and related expenses of $6,621.

Research and development expenses were $379,391 for the three-month period ended September 30, 2011, compared to $140,486 for the three-month period ended September 30, 2010, an increase of $238,905. This increase is attributable to an increase in contract fees of $303,516, offset by decreases in product testing, research and supplies of $38,111 and travel and related expenses of $26,500.

Research and development expenses were $931,959 for the nine-month period ended September 30, 2011, compared to $344,581 for the nine-month period ended September 30, 2010, an increase of $587,378. This increase is attributable to an increase in product testing, research and supplies of $510,625, contract fees of $103,253,  offset by a decrease in travel and related expenses of $26,500.

Other income (expense) were $256,910 in income for the three-month period ended September 30, 2011, compared to $431,331 in expense for the three-month period ended September 30, 2010, an increase in income of $688,241. This increase is attributable to increases in income from change in fair value of derivative liabilities of $1,128,784 and other non-operating income of $112,453, offset by an increase in interest and financing expense of $552,996

Other income expense were $1,937,748 expense for the nine-month period ended September 30, 2011, compared to $3,226,579 expense for the nine-month period ended September 30, 2010, a decrease in expense of $1,288,831. This decrease is attributable to an increase in income from change in fair value of derivative liabilities of $1,421,239, decreases in cost of private placement of $1,129,212, costs to induce conversion of notes of $168,340, and an increase in other income of $145,707, offset by increase in interest and financing expense of $1,575,667.

We had a net loss of $2,251,754, or $0.02 per share, for the three-month period ended September 30, 2011, compared to a net loss of $961,336, or $0.01 per share, for the three-month period ended September 30, 2010. We had a net loss of $7,511,015, or $0.07 per share, for the nine-month period ended September 30, 2011, compared to a net loss of $6,583,448, or $0.07 per share, for the nine-month period ended September 30, 2010. We expect to incur a net loss in the fiscal year ending December 31, 2011 primarily attributable to continued research and development and operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

Since its inception, we have been primarily engaged in organizational, research and development and pre-operating activities. We have generated insignificant revenues and have incurred accumulated losses of $65,943,935 from February 18, 1998 (Inception) through   September 30, 2011. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $7,511,015 and a negative cash flow from operations of $3,822,791 for the nine months ended September 30, 2011, and had a working capital deficiency (excluding derivative liabilities) of $2,103,342 and a stockholders' deficiency of $2,951,012 at September 30, 2011. As a result, our independent registered public accounting firm, in their report on our 2010 consolidated financial statements, raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan.  Our operations from inception, February 18, 1998 to September 30, 2011 have been funded through issuances of our common stock and convertible notes.  During this period, we raised an aggregate of $25,852,482 of which $15,036,408 was from the sale of convertible notes. As of September 30, 2011, the outstanding balance of convertible notes was $310,077, of which $284,764 represented the 2011 Winter and Spring Offerings which closed February 28, 2011 and May 31, 2011 respectively. All of the 2011 Summer Offering notes of $487,783 were converted into shares of our common stock. We expect substantially all of the outstanding notes will be converted into shares of common stock of the Company.

On September 30, 2011, we had cash on hand in the amount of $4,594. In addition to the funds on hand, we will require additional funds to continue to operate our business. (From October 1, 2011 through November 7, 2011, we have received $714,500 from 2011 Fall Offerings, which will close on November 30, 2011, See “Note 10. Subsequent events”). This includes expenses we will incur in connection with license agreements; product development and commercialization of the AOT and ELEKTRA technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to our executive officers pursuant to employment agreements, consulting fees and Licensing Fees commitment to Temple University, during 2011 and beyond. In light of our financial commitments over the next several months and our liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

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

We determined that the fair value of the warrant liability at issuances to be $3,027,815 based upon a probability weighted average Black-Scholes-Merton calculation (See Note 8), of which, $654,978 was recorded on December 31, 2009 and $2,372,837 was recorded on January 15, 2010.  We recorded the full value of the derivative of $2,372,837 as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $2,372,837 exceeded the note value of $1,243,625, the excess of the liability over the note amount of $1,129,212 was considered to be cost of the private placement and was recorded upon issuance.  The fair value of the warrant liability as of September 30, 2011 was $750,549 (see Note 8).

As of September 30, 2011, investors have converted $1,578,125 of the Convertible Notes plus interest of $11,502 into 6,358,507 shares of our common stock.  The outstanding balance at September 30, 2011 is $11,257 which includes $1,257 in accrued interest.

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

We received $805,330 in net proceeds in the Winter 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Winter 2010 Offering Warrants issued were valued at $476,268 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 1.02; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $329,062.  As of September 30, 2011, the aggregate value of the Winter 2010 Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $80,533 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of September 30, 2011, investors have converted $885,863 of the Convertible Notes into 2,214,657 shares of our common stock.  There was no outstanding balance at September 30, 2011.

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

We received $130,000 in net proceeds in the Spring 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Spring 2010 Offering Warrants issued were valued at $62,730 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .41; dividend yield of 0%; volatility factors of the expected market price of common stock of 110%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $67,270.  As of September 30, 2011, the aggregate value of the Spring 2010 Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $13,000 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of September 30, 2011, investors have converted $143,000 of the Convertible Notes into 357,500 shares of our common stock.  There was no outstanding balance at September 30, 2011.

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

We received $356,500 in net proceeds in the Summer 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Summer 2010 Offering Warrants issued were valued at $209,512 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .55; dividend yield of 0%; volatility factors of the expected market price of common stock of 132%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $146,988.  As of September 30, 2011, the aggregate value of the Summer 2010 Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $35,650 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of September 30, 2011, investors have converted $392,150 of the Convertible Notes into 1,568,600 shares of our common stock.  There was no outstanding balance at September 30, 2011.

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

We received $158,620 in net proceeds in the Fall 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Fall 2010 Offering Warrants issued were valued at $88,113 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .42; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $70,507.  As of September 30, 2011, the aggregate value of the Summer 2010 Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $15,862 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of September 30, 2011, investors have converted $174,482 of the Convertible Notes into 697,928 shares of our common stock.  There was no outstanding balance at September 30, 2011.

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

We received $849,861 in net proceeds in the Fall 2010 #2 Offering which was used for general corporate purposes and working capital. The aggregate value of the Fall 2010 #2 Offering Warrants issued were valued at $436,986 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .27; dividend yield of 0%; volatility factors of the expected market price of common stock of 121%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $417,875.  As of September 30, 2011, the aggregate value of the Fall 2010 #2 Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $85,486 were considered as debt discount and were amortized over the life of the notes or upon its conversion.

As of September 30, 2011, investors have converted $940,347 of the Convertible Notes into 3,761,386 shares of our common stock.  There was no outstanding balance at September 30, 2011.

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

We received $2,353,111 in net proceeds in the 2011 Winter Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Winter Offering Warrants issued were valued at $1,368,888 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .25; dividend yield of 0%; volatility factors of the expected market price of common stock of 130%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $984,223.  As of September 30, 2011, the aggregate value of the 2011 Winter Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $235,311 are considered as debt discount and will be amortized over the life of the notes.

As of September 30, 2011, investors have converted $2,369,192 of the Convertible Notes into 9,476,766 shares of our common stock. The outstanding balance at September 30, 2011 was $219,230.

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

We received $1,335,955 in net proceeds in the 2011 Spring Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Offering Warrants issued were valued at $726,787 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .45; dividend yield of 0%; volatility factors of the expected market price of common stock of 119%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature of $609,168.  As of September 30, 2011, the aggregate value of the 2011 Spring Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $133,595 are considered as debt discount and will be amortized over the life of the notes.

As of September 30, 2011, investors have converted $1,404,016 of the Convertible Notes into 5,616,064 shares of our common stock. The outstanding balance at September 30, 2011 was $65,534.

2011 Summer Offering

From June 24, 2011 through July 31, 2011, the Company  conducted a private offering (the “Summer 2011 Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “Summer 2011  Notes”). A total of $487,783 aggregate face amount of the Summer 2011 Notes were sold for an aggregate purchase price of $443,439.  While there was no stated interest rate on the Summer 2011 Notes, the implied effective interest rate on the Summer 2011 Notes is 10% per annum. The Summer 2011 Notes mature on the first anniversary of their date of issuance. The Summer 2011 Notes are convertible, at the option of the note holder, into 1,951,132 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Summer 2011 Offering received, for no additional consideration, a warrant (the “Summer 2011 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Summer 2011 Notes are convertible (the “Warrant Shares”).  Each Summer 2011 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 1,951,132 Warrant Shares are initially issuable to date on exercise of the Summer 2011 Warrants.

The Company received $443,439 in net proceeds in the 2011 Summer Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Summer Offering Warrants issued were valued at $172,856 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .20; dividend yield of 0%; volatility factors of the expected market price of common stock of 115%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature valued at $270,583.  As of September 30, 2011, the aggregate value of the 2011 Summer Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $44,344 are considered as debt discount and were amortized in full upon conversion of the notes.

As of September 30, 2011, investors have converted $487,783 of the Convertible Notes into 1,951,132 shares of the Company’s common stock.  There was no outstanding balance as of September 30, 2011.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  were ineffective as of September 30, 2011 due to the material weaknesses in our internal control over financial reporting described below.

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

In light of the material weaknesses in internal control over financial reporting described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles.  Despite material weaknesses in our internal control over financial reporting, we believe that the financial statements included in our Form 10-Q for the period ended September 30, 2011 fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

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

Our Chief Executive Officer, Interim Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on that assessment, we have identified the following material weaknesses and have implemented the following remediation of material weaknesses in internal control over financial reporting:

Lack of segregation of duties

We have limited staff in our corporate offices and, as such, there is a lack of segregation of duties

Lack of documented and reviewed system of internal control

We have an internal control weakness due to the lack of a documented and reviewed system of internal control.  We have determined that to perform the processes and remediate this internal control deficiency, we will need to engage an internal control consultant.  We have started to enhance some of our key internal control systems surrounding purchasing and control of expenditures, and to document those changes; however, this process is on-going and the implementation of policies and procedures may take several quarters.

As a result of the material weaknesses described above, management concluded that, as of September 30, 2011, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

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

PART II

Item 1.  Legal Proceedings

Litigation Involving Former Executive Officer

As previously reported, on April 7, 2010, Bruce McKinnon, the former CEO of the Company, and the Company entered into an Agreement Re: Collection on Judgment (“Judgment”) (the “Settlement Agreement”),  wherein McKinnon, among other things, agreed to cease further collection efforts on the Judgment, and the Company, among other things, agreed to satisfy the Judgment for, and McKinnon agreed to accept as full and final satisfaction of the Judgment, subject to certain payment waivers described below, a total amount of $360,000, plus interest of ten percent (10%) per annum from March 15, 2010, on the unpaid balance until paid, payable as follows:  $30,000 on April 7, 2010; $85,000 on or before April 15, 2010; and, $15,000 per month commencing on June 1, 2010, until paid.   As of September 30, 2011, all payments have been made on time and the balance due is $0.  The Settlement Agreement also provides that if the Company makes all payments thereunder, on a timely basis, McKinnon will waive final payments due him in the amount of $35,000. On July 15, 2011, the Company made the full and final payment to Bruce McKinnon and recorded the waived amount of $35,000 as part of other income in the accompanying Statements of Operations.

Litigation Involving Jeffrey

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

2010 Winter Offering. From February 15, 2010 through March 31, 2010, we conducted a private offering (the “2010 Spring Offering”) and issued Convertible Notes in the aggregate face amount of $885,863.  These Notes were sold for an aggregate purchase price of $805,330 net proceeds.  The Notes are convertible into 2,214,657 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 2,214,657 shares of our common stock.  (See “Details of Recent Financing Transactions”).

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

 2011 Spring Offering. From March 14, 2011  through May 31, 2011, we conducted a private offering (the “2011 Spring Offering”) and issued Convertible Notes in the aggregate face amount of $1,469,550.  These Notes were sold for an aggregate purchase price of $1,335,955 net proceeds.  The Notes are convertible into 5,878,200 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 5,878,20 shares of our common stock.  (See “Details of Recent Financing Transactions”).

 2011 Summer Offering. From June 24, 2011  through July 31, 2011, we conducted a private offering (the “2011 Summer Offering”) and issued Convertible Notes in the aggregate face amount of $487,783.  These Notes were sold for an aggregate purchase price of $443,439 net proceeds.  The Notes are convertible into 1,951,132 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 1,951,132 shares of our common stock.  (See “Details of Recent Financing Transactions”).

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.

Other Issuances.

During the nine months ended September 30, 2011, we issued 18,809,542 shares of common stock in exchange for conversion of $4,702,368 of Convertible Notes.

During the nine months ended September 30, 2011we issued 81,020 shares of common stock upon cashless exercise of warrants.

During the nine months ended September 30, 2011, we issued 77,778 shares of common stock upon exercise of options at $0.27 per share and valued at $21,000.

During the nine months ended September 30, 2011, we issued 2,550,000 shares of common stock for consulting services. These shares were valued at $799,500 based on the trading price at the date of the agreement.

During the nine months ended September 30, 2011, we granted, but did not issue 250,000 shares of common stock for consulting services. These shares were valued at $62,500 based on the trading price at the date of the agreement.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Stock Issuance

On October 21, 2011 we issued 250,000 to a consultant for contractual services.

2011 Fall Offering

From August 30, 2011 through October 15, 2011, the Company conducted a private offering (the “Fall 2011 Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “Fall 2011  Notes”). A total of $170,720 aggregate face amount of the Fall 2011 Notes were sold for an aggregate purchase price of $155,200.  While there was no stated interest rate on the Fall 2011 Notes, the implied effective interest rate on the Fall 2011 Notes is 10% per annum. The Fall 2011 Notes mature on the first anniversary of their date of issuance. The Fall 2011 Notes are convertible, at the option of the note holder, into 682,880 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Fall 2011 Offering received, for no additional consideration, a warrant (the “Fall 2011 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Fall 2011 Notes are convertible (the “Warrant Shares”).  Each Fall 2011 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 682,880 Warrant Shares are initially issuable to date on exercise of the Fall 2011 Warrants.

2011 Fall#2 Offering

Since October 24, 2011 the Company is conducted a private offering (the “Fall#2 2011 Offering”) of up to $2,200,000 aggregate face amount of its convertible notes (the “Fall#2 2011  Notes”). A total of $659,239 aggregate face amount of the Fall#2 2011 Notes have been sold for an aggregate purchase price of $599,300 as of November 7, 2011.  While there is no stated interest rate on the Fall#2 2011 Notes, the implied effective interest rate on the Fall#2 2011 Notes is 10% per annum. The Fall#2 2011 Notes mature on the first anniversary of their date of issuance. The Fall#2 2011 Notes are convertible, at the option of the note holder, into 2,636,956 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Fall#2 2011 Offering will receive, for no additional consideration, a warrant (the “Fall#2 2011 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Fall#2 2011 Notes are convertible (the “Warrant Shares”).  Each Fall#2 2011 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 2,636.956 Warrant Shares are initially issuable to date on exercise of the Fall#2 2011 Warrants.

On January 29, 2011, the Company issued 17,600,000 options to Cecil Bond Kyte, its chairman and chief executive officer. The options have an exercise price of $.25 per share, vest over a five year period, and expire ten years from date of grant.   Twenty percent of the options shall vest on each of the first five anniversary dates.  In the event of a change of control of the Company, all unvested options shall vest on the date of the change of control.  During the nine months ended September 30, 2011, the Company amortized $919,289 of compensation cost based on the vesting of the options.  Future unamortized compensation expense on the outstanding options at September 30, 2011 is $5,923,000.  As of September 30, 2011, the market price of the Company’s stock was $0.25 per share and the aggregate intrinsic value of the options outstanding and exercisable was $0.00.

AOT Testing

The Company together with Temple University of Philadelphia's physics department, designed and created the AOT device to reduce the energy required to transport crude oil through commercial pipelines.  This research was co-funded by the Company and the Pipeline Research Council International (PRCI). Work was directed by Clarke Turner, Brian Haight, Wes Lintz, Wes Riesland, and Jeanette Buelt (of RMOTC).

The device exposes passing crude oil to a precisely controlled electric field to reduce the oil viscosity. This is intended to reduce line-loss (fluid drag) and pressure, without changing the oil temperature or composition. In a commercial pipeline operation, the intended results would translate into reduced pump power required to maintain constant flow rates, and would thereby deliver energy savings for crude oil transportation.

The Rocky Mountain Oilfield Testing Center (RMOTC) conducted a field test on the Company’s in-line viscosity reduction device at the Naval Petroleum Reserve No. 3 (NPR-3) located 35 miles north of Casper in Natrona County, Wyoming.  The in-line viscosity reduction device is designed to reduce the line-loss of crude oil traveling through a commercial pipeline and thereby reduce the energy required to transport crude oil through pipelines.

Gains in pump operation efficiency were observed on the 4.4 mile, 6 inch, schedule 80 buried pipeline test loop.  Power consumption was observed to decrease by 13.55% when the device was operating at one third its power capacity. After running for 70 minutes, the device was deactivated, and pump motor power consumption returned to baseline pre-treatment numbers within 56 minutes.  Power consumption was observed  to decrease by 13.14% when the device was operating at one fourth its power capacity. After running for 75 minutes, the device was deactivated, and pump motor power consumption returned to baseline pre-treatment numbers within 15 minutes.    Pipeline line-loss and pump motor power consumption was reduced for a given flow rate during the observed test.

These test results indicate that the viscosity reduction device operated successfully and may hold potential for energy savings and increased pipeline flow rates for the oil production and transportation industry.

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

SAVE THE WORLD AIR, INC.

Date: November 10, 2011	By:	/s/ EUGENE E. EICHLER
Eugene E. Eichler
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Interim Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Interim Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document