Form 10-K
period 2011-12-31
SAVE THE WORLD AIR INC
filed 2012-03-30
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2011 was $40,939,386.

The number of shares of the Registrant’s Common Stock outstanding as of March 15, 2012 was 123,304,914

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

Overview

Save the World Air, Inc. (“STWA” or “Company” or “we” or “us”) designs, licenses and develops products to improve energy efficiency of large-scale energy production and improve diesel engine performance reducing emissions and improving fuel economy. We are a green technology company that leverages a suite of patented, patent-pending and licensed intellectual properties related to the treatment of fuels. Technologies patented by or licensed to us utilize either magnetic or uniform electrical fields to alter physical characteristics of fuels and are designed to create cleaner combustion. Cleaner combustion has been shown to improve performance, enhance fuel economy and/or reduce harmful emissions in laboratory testing.

We have two product lines; Applied Oil Technology (“AOT”) and ELEKTRA™.

Applied Oil Technology is transitioning from the research and development stage to full-scale commercial prototypes, and is in testing with the U.S. Department of Energy.  ELEKTRA is in the research and development stage.

We have two licenses (the “Licenses”) from Temple University for their patent-pending uniform electric field technology, which provide the intellectual property foundations upon which the AOT and ELEKTRA products are based.  The AOT technology consists of passing crude oil through an array of dynamically-controlled electrical fields to reduce the viscosity of the oil, making it easier to pump through oil pipelines.  The ELEKTRA technology consists of passing fuel through a dynamically-controlled electrical field to assist in the atomization of fuel via fuel injectors.  ELEKTRA introduces a uniform electrical field into the fuel flow to reduce the viscosity of diesel fuel, enabling smaller droplets to be released into the combustion chamber of a diesel engine.

The Company holds the following patents:

US Patent #6901917, effective May 21, 2001 and updated on May 2, 2006 for “DEVICE FOR SAVING FUEL AND REDUCING EMISSIONS” covered in the United States, Australia, Canada, China, Russia, India, Indonesia, Japan and Mexico for the legacy technology.

US Patent #11/519168, effective May 13, 2005 for “METHOD AND APPARATUS FOR TREATMENT OF A FLUID” covered in the United States, China, Russia, Egypt, United Kingdom, Indonesia and Mexico.  This Patent has been transferred to Temple University.

We are also working with Temple University and numerous third-party entities to assist in the development of the commercial version of the AOT technology product line for oil refineries and pipelines.  The AOT product line uses the same dynamically-controlled strong electrical field concepts to reduce viscosity as ELEKTRA but is designed for pipeline applications that use thicker, more viscous fuels than the ELEKTRA market.  The AOT product is intended to improve the efficiency, and potentially the speed of highly viscous fluids such as crude oil traveling through pipelines.

We operate in a highly competitive industry.  Many of our activities are subject to governmental regulation.  We have taken aggressive steps to protect our intellectual property.  See “Competition”, “Government Regulation and Environmental Matters” and “Intellectual Property” below.

There are significant risks associated with our business, our Company and our stock.  See “Risk Factors” below.

We are a development stage Company that generated minimal revenues in 2006 and 2007. We did not generate any sales or revenues in 2008, 2009, 2010 or 2011. Our expenses to date have been funded primarily through the sale of stock and issuance of convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2011 and will need to raise substantial additional capital in 2012, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently to cover such expenditures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

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

Recent Developments

In December, 2011 the Company signed a non-binding Letter of Intent with Beijing Heng He Xing Ye Technology Development Co., Ltd ("TDC") to distribute STWA's Applied Oil Technology™ (AOT™) into the Chinese market. TDC is a supplier of technology and oil pumping equipment to the Chinese oil industry.

In October, 2011 the U.S. Department of Energy published the test results for energy-efficiency improvement generated by the Company’s prototype AOT units.  The results were an energy-efficiency gain between 13.14% and 13.55%.  The results were published by the U.S. Department of Energy and generated industry awareness of the new technology (www.energy.gov).

In August, 2011 the Company renegotiated a new licensing agreement for the licensing of its intellectual property with Temple University. The new licensing agreement provides for a convergent, non-divisional relationship with Temple University based largely on the grant of exclusive rights and co-ownership of future Intellectual Property (IP) through co-development.

In July, 2011 the Company finished construction of the testing facility and began the testing protocols of the Company’s prototype Applied Oil Technology (AOT™) units.

In March 2011, the Company satisfied the last of the outstanding licensing agreement payments to Temple University, correcting its default status.

In January, 2011 the Company began design and construction of a custom-built crude oil testing facility together with the U.S. Department of Energy, at their Rocky Mountain Oilfield Testing Center, located on the Naval Petroleum Reserve #3 near Casper, Wyoming.

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

Our intent is to collaborate with established educational institutions such as Temple University, and industry partners to commercialize our technology, and leverage their facilities, expertise, sales channels, and infrastructure.  This will allow us to maximize the effectiveness of bringing our products to market while eliminating capital requirements and risk.  This model will allow us to accelerate all of our timelines, and retain a very competitive, and efficient corporate entity structure.

Our Products and Technologies

Applied Oil Technology (AOT)

New Technology to Reduce Oil Transportation Costs via Viscosity Reduction

There is a direct correlation between the time and expense of extracting and transporting crude oil with its viscosity. STWA’s Applied Oil Technology (AOT™) aims to provide a turnkey solution to change the way that oil explorers, drillers and wholesalers manage oil, thereby improving their efficiency and profitability.

AOT™ reduces the viscosity of crude oil, enabling it to travel through pipelines with reduced fluid drag exerted on the inside of the pipeline.  This translates into a direct reduction in the energy required per ton, per mile to move the product from point A to point B.

The U.S. Department of Energy published a report stating that they observed the operation of AOT™ under controlled conditions, which directly reduced the energy required to move the oil by 13.55%.

The Company believes that this 13.55% reduction in cost per mile is a very compelling figure for the domestic and international oil pipeline industry.

For example, a recent case study analysis determined that if the 13.55% reduction in energy consumption per ton/mile were to be implemented and realized by the Trans-Alaska Pipeline, it would result in ongoing energy cost savings of $9.377 million USD per year, for every pump station along the pipeline.

According to our research, there is forecasted to be substantial increases in oil and gas demand over the upcoming years.  Rapid, accelerating growth in Asia, notably, India and China are increasing the needs for new pipeline construction in order to handle increased demand.  The Company believes that new technological advancements such as the Company’s AOT™ will be needed to address the increases in demand.

An additional market driver for energy-efficiency technology such as STWA’s AOT, in 2011 was China’s government pledge in its 12th Five-Year Program to cut energy consumption per unit of Gross Domestic Product by 16% by 2015.  The Company believes that AOT™ may prove to be an important cornerstone for the Chinese Oil industry in this regard.

Our research indicates that the global market for new oil and gas pipelines, upgrades, extensions and maintenance was worth $62.6 billion in 2009.  Growth in this sector is expected to be substantial from 2010 up to 2020 as global energy demands increase, with Asia representing the majority of this growth.

Our AOT technology directly addresses this market, as it is designed to enable more efficient transportation costs per ton/mile, and it holds potential for faster throughput rates of crude oil, which would increase daily delivery capacities, while reducing operational direct expenses associated with crude oil transmission pipelines.

AOT’s market drivers are:

•	Increased Global Demand for Oil.
•	Emerging nations such as India and China are accelerating their demand for oil as their manufacturing sectors build new facilities to address expanding economies.
•	New drilling discoveries and techniques such Enhanced Oil Recovery, and horizontal drilling.
•
Emerging technological advancements enabling crude oil discoveries and supplies to be made in harsher climates and from more unconventional sources such as shale and oil sands.  Management believes that cold, remote oil fields stand to benefit greatly from efficient viscosity reduction technology, making them more competitive.

•	Oil and gas price organic demand and price increases.
•
As demand outpaces readily available supplies, new pipelines and pipeline technologies will be required to prevent supply shortages.  Greater price increases accelerate demand for additional pipelines and/or technology to improve delivery throughput capacities.

•	Accelerating destabilization in oil-rich regions such as the Middle-East, forcing developed nations to seek alternate supplies and supply routes to satisfy existing and future demand.

Applications for AOT include:

Crude oil pipeline pumping stations for transmission trunk lines.
Crude oil pipeline booster stations for transmission trunk lines.
Crude oil production gathering lines.
Crude oil refinery operational lines.

AOT™ relieves the amount of fluid-drag exerted between the fluid and the inner wall of the pipeline.  When installed directly after a crude oil pipeline pumping station, it immediately improves the ability of the crude oil to flow through the pipeline on its way to the next pipeline pumping station.  According to our research, the distance between pipeline pumping stations varies, but is within approximately 30-100 miles.

Crude oil pipeline pumping stations are extremely expensive to build, and extremely expensive to operate.  The Company believes that the implementation of the AOT™ product into service on the discharge side of existing, and/or newly built pipeline pumping stations would result in immediate operational cost savings for the pipeline operators.

The Company believes that the AOT™ can be implemented wherever crude oil is being pumped through pipelines of any size or length.  The Company believes that the efficiency gains realized by the customer improve with pipeline length and with heavier grades of oil being moved.

The Company believes that the AOT™ is potentially a high-margin, high-demand product.

AOT Competition:

There are three main other methods by which to reduce the viscosity of crude oil and/or to improve flow.  The commonly used practices are to heat the oil, by using either electrical or gas-powered heaters, add a chemical diluent, commonly using naphtha, natural gasoline, or chemical viscosity reduction agents, or by the use of chemical turbulence-suppression agents, known as drag reducing agents.  The purpose of each of the three methods is to improve the ability for crude oil to flow through the pipeline.

AOT has competitive advantages versus these existing methods of reducing viscosity.  In some cases it can replace existing methods, and in most cases it is a complimentary technology that reduces the overall cost of viscosity reduction.

History of AOT Development:

In 2004, STWA contacted Temple University with a research grant to expand on the Company’s legacy technology (ZEFS, MK IV, Mag ChargR and the ECO ChargR), with Dr. Rongjia Tao, Chairman, Temple University Physics Department, as principal investigator for the development and commercialization of improving oil flow using electric fields. We then assigned the original patent application for this technology “Method and Apparatus for a Treatment of a Fluid” to Temple University. In March 2008, Dr. Tao published Final Report Reducing the Viscosity of Crude Oil by Pulsed Electric and Magnetic Field disclosing a series of tests where crude oil viscosity was reduced by as much as 50%.  In 2009, we captured a series of tests on video and also demonstrated the technology to Colfax Corporation.  In August, 2010, chief scientist Dr. Tao had confirmed the technology’s effects using a neutron-scattering beam at the National Institute of Standards and Technology (NIST).  In November 2010, we announced that we had engaged Colfax Corporation to build a prototype to be tested at the US Department of Energy RMOTC in Casper, Wyoming. In January, 2011, we announced we were contracting with the Pipeline Research Council International for the testing of the Applied Oil Technology at the US Department of Energy.

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

Research and Development

 The Company entered into a research and development agreement (R&D Agreement) in 2007 with Temple University to conduct further research on the AOT/ELEKTRA technology. Under the R&D Agreement Temple University agreed to conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements (described below), including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. If the research project yields results within the scope of the technologies licensed pursuant to the Licenses, those results will be deemed included as rights licensed to the Company pursuant to the Licenses.

On August 9, 2011, Save The World Air, Inc. (the “Company”) and Temple University (“Temple”) entered into two (2) Exclusive License Agreements (collectively, the “License Agreements”) relating to Temple’s patent applications, patents and technical information pertaining to technology associated with an electric and/or magnetic field assisted fuel injector system (the “First Temple License”), and to technology to reduce crude oil viscosity (the “Second Temple License”).  The License Agreements are exclusive and the territory licensed to the Company is worldwide and replace previously issued License Agreements.

Pursuant to the two License Agreements, the Company agreed to pay Temple the following: (i) non-refundable license maintenance fee of $300,000; (ii) annual maintenance fees of $187,500; (iii) royalty fee ranging from 4% up to 7% from revenues generated from the License Agreements; and (iv) 25% of all revenues generated from sub-licensees to secure or maintain the sub-license or option thereon. Temple also agreed to cancel $37,500 of the amount due if the Company agrees to fund at least $250,000 in research or development of Temple’s patent rights licensed to the Company. The term of the licenses commences in August 2011 through the expiration of the patents contemplated thereunder, or unless sooner terminated under terms of the licensing agreements.

As of December 31, 2011, the Company recorded the entire $300,000 non-refundable license maintenance fee as part of its research and development costs, of which, $200,000 was paid in November 2011 and $100,000 was subsequently paid in February 2012. Further, the Company also accrued $78,125 of the annual maintenance fees of $187,500 which will become due in August 2012.

As of December 31, 2011, there were no revenues generated from these two License Agreements nor has the Company has made a determination to provide the $250,000 funding in research or development to Temple’s patent rights licensed to the Company.

In 2010, the Company began pursuit of scaling-up the Applied Oil Technology from laboratory-scale to a fully functional field-scale prototype.  The purpose of this prototype is to validate and test functionality on a commercial scale.  The Company worked with numerous third-party vendors to accomplish the design, engineering and manufacture of the prototype beginning in the third quarter of 2010, and ending in the first quarter of 2011.  The prototype was delivered via freight to the U.S. Department of Energy RMOTC test facility on May 13th, 2011.

In 2010, the Company entered into a research and development (R&D) agreement with the U.S. Department of Energy to test the prototype at their Rocky Mountain Oilfield Testing Center, near Casper Wyoming.  The Company worked with numerous third-party vendors to retrofit a 4.5 mile subterranean oil pipeline flow loop originally built by Texaco and DeepSTAR, to test the new prototype under controlled-conditions.  The test facility construction was completed in June, 2011.

Numerous tests were conducted on the prototype at the aforementioned test facility, resulting in positive test results.  The U.S. Department of Energy RMOTC witnessed, and published a test report, confirming AOT generated 13.14% and 13.55% efficiency improvements on the pipeline during the test.

In 2007, The Company entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA / AOT technology. Under the R&D Agreement Temple University agreed to conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines.

Independent Laboratory and Scientific Testing

The Company is currently working with the U.S. Department of Energy to test its technology at the Department of Energy’s Rocky Mountain Oilfield Testing Center (RMOTC), near Casper, Wyoming.  This third-party testing is to establish independently verified data related to the Company’s technology as applied to commercial use in a controlled facility, using a commercial-scale prototype of the Applied Oil Technology (AOT).

On August 2 and 3, 2010, a group led by Dr. Rongjia Tao from Temple University conducted experiments, using the laboratory-scale Applied Oil Technology apparatus at the National Institute of Standards and Technology (NIST) Center for Neutron Research (CNR). NIST, an agency of the U.S. Department of Commerce, founded in 1901 in Gaithersburg, Maryland. It is the nation's first federal physical science research laboratory.

Dr. Tao's team used the NG7 SANS (Small Angle Neutron Scattering) beam to investigate at a nano-scale level, the effects produced by STWA's Applied Oil Technology. The NG7 line was built as a joint effort between Exxon Corporation and the U.S. Government for fluid research, and uses the relatively new technique of neutron reflectometry to investigate the near-surface structure of many materials at the molecular level. The tests captured data and pictures with and without the field, confirming scientific evidence of its effect at a molecular level. The report can be found at the following link: http://www.stwa.com/STWA/whitepapers/STWA_Crude_Oil_Electrorheology_Neutron_Scattering_Test_at_NIST.pdf

Testing of the technology as applied to crude oil extraction and transmission has been conducted at Temple University in their Physics Department, in addition to the U.S. Department of Energy (US DOE), at their Rocky Mountain Oilfield Testing Center (RMOTC), located on the Naval Petroleum Reserve #3 Teapot Dome Oilfield, north of Casper, Wyoming.

Sales and Marketing

Applied Oil Technology

Product or Work Pipeline Industry’s Mission:
The pipeline industry is in the business of oil production and transportation.  Pipeline construction is highly expensive.  The Company’s AOT technology potentially reduces the pipe diameters and pump sizes needed for new pipeline construction dramatically saving on capital expenditure.

The Company believes that the practical implementation of the Applied Oil Technology will result in enormous financial savings to be realized by pipeline owners and operators.

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

PRCI is a community of the world’s leading pipeline companies, and the vendors, service providers, equipment manufacturers, and other organizations supporting the pipeline industry. Since 1952, PRCI has been recognized around the world as a unique forum within the energy pipeline industry delivering great value to its members and the industry,  both quantitative and qualitative, through the development and deployment of research solutions to the operational, maintenance, and regulatory challenges that face it.

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

Asia boasts the global region with the largest growth forecasts and is expected to grow from $20.9Bn in 2010 to $32.1Bn in 2020.  Asia is a very promising region in that its growth is largely being fueled by state-owned companies under direction from their respective governments.  The total market forecast for this region is expected to be worth up to $306.5Bn from 2010 to 2020.  Management believes that there is the potential for strong interest in the Company’s AOT technology in these regions. According to the United States Energy Information Administration, “China consumed an estimated 9.2 million barrels per day (bbl/d) of oil in 2010, up nearly 900 thousand bbl/d, or over 10 percent from year-earlier levels. China's net oil imports reached about 4.8 million bbl/d in 2010 and it became the second-largest net oil importer in the world behind the United States in 2009. EIA forecasts that China's oil consumption will continue to grow during 2011 and 2012, and the anticipated growth of 1.1 million bbl/d between 2010 and 2012 would represent almost 40 percent of projected world oil demand growth during the 2-year period (– Source: www.eia.gov/countries/cab.cfm?fips=CH).

The US is currently the largest consumer of oil, yet its market forecast is not as strong over the 2010-2020 timeline as other regions, due to its markets being more closely linked to the financial markets, which suffered greatly in the 2008 economic downturn.  The MidEast, Asian, and European markets were more insulated to this exposure due to their industries being largely government backed.  North America does have a large number of new pipelines planned, yet their development has been halted until they become economically viable, pending economic recovery.  The North American market however is forecasted to see large growth rates as the economic recovery takes hold.  The North American market is forecasted to rise from $6.4Bn in 2010 to $16.9Bn in 2020 with the majority of growth from 2010-2015 of 23% CAGR and a decline in the 2015-2020 of -1.5% CAGR.  The total market forecast for this region is expected to be worth $162.3Bn from 2010-2020.  Management believes that there is the potential for strong interest in the Company’s AOT technology in this region.

AOT Market Summary:

Our research indicates that the global use of fossil fuels will continue to be very strong into the foreseeable future.  Petrochemicals are forecasted to continue to be the mainstay of the global energy supply, until alternative and emerging energy sources are discovered and developed.  Management believes that the Company’s AOT technology will become a rapidly implemented and increasingly attractive option for producers and operators as they expand their operations to accommodate the rapidly rising demand for global crude oil supplies.  New pipelines are being constructed, new fields are being discovered, and new infrastructure is being built to handle the increasing demand around the globe.  Management believes that these new pipelines and infrastructure can benefit from the advantages the Company’s AOT technology can provide.

Market Drivers:

Management believes that there are a number of macroeconomic key leading indicators that point to an increase in demand for products that improve the flow characteristics and improve the efficiency per ton/mile of crude oil transport.  Our research indicates that there are two major key leading indicators that point to increased demand for products designed to improve pipeline flow assurance such as STWA’s AOT.

On the demand side of the equation, accelerated demand growth, notably in China and India are the major contributors to world oil demand, driving this demand for crude oil at an unprecedented rate.  According to the US Energy Information Administration, China’s demand for crude oil is growing from 2010-2012 by 1.1 million barrels per day, per year.  Our research also indicates that China imports roughly half of its oil, most of which comes into the country via tanker vessels, which commonly transition the Straits of Hormuz and the Straits of Malacca, en route to their destination ports serving Hong Kong, Shanghai, and Beijing.  Our research indicates that the Chinese Government is seeking ways to diversify these oil delivery routes in efforts to make their import delivery systems more secure.  Our research indicates that China is seeking ways to diversify their energy supply delivery system, and is investing heavily in cross-national pipeline networks to bring oil into the country from Russia, Kazakhstan, Myanmar, and potentially India.  The Chinese pipeline market is dominated by three major companies, all of which are directly linked to the Chinese central government.  Our research indicates that the Chinese pipeline network system is already running at full capacity, yet its demand growth continues to accelerate.   Management believes that products designed to improve the flow of oil, such as STWA’s AOT will be in great demand in the Chinese market alone, to increase the maximum flow rates of their pipelines throughout the country to satisfy the rapid crude oil demand growth.

Our research indicates that on the supply-side of the equation, new enhanced oil recovery “EOR” and production techniques and technology are improving the production capacity of oil wells beyond their previously attainable levels.  Regions such as the US and Canadian Bakken formation on the Montana / North Dakota / Saskatchewan border have realized rapid growth through the use of directional drilling and hydraulic fracturing, to enable each well to produce far more efficiently than every before.  Our research indicates that these recovery and production techniques are combining to make oil easier and faster to produce than ever before.  According to our research and information from industry contacts, the additional recovery and production rates for the Bakken region have already exceeded the physical carrying capacity of the pipelines servicing the region.  Our research indicates that the demand for additional pipeline capacity is growing rapidly for that region in particular, as producers seek ways to transport their new increased production volume capacities to market.  Management believes that products designed to improve the flow of oil, such as STWA’s AOT will be in great demand in the Bakken market alone, to increase the maximum flow rates of their pipelines servicing these regions.

Management believes that having the US DOE (US Department of Energy) test results verifying that AOT improves flow rates and reduces energy consumption will be the milestone that will allow the Company to begin closing sales of the product line.  Management believes that the AOT product line, integrated into the customers existing infrastructure may be able to yield higher throughput capacity and/or reduce energy requirements and transport costs per ton, per mile due to the pressure loss improvements generated by lowering the viscosity of the crude oil transported.

Upon completion of our tests and the results being published, management will seek contracts within the oil production and transportation industries and the selection of a manufacturing company as follows:

Selecting a Manufacturing Partner

We intend to outsource the manufacturing of the AOT technology. In consideration of qualified partners, here are examples of such criteria:

●	Existing proven, large-scale manufacturing and distribution for oil producers and transport hardware

●	Existing relationships with oil producers and pipeline operator decision-makers

●	Forward-looking proactive corporate vision looking to boldly expand their market share

STWA has contracted with a sub-manufacturing partner for developing its current AOT prototype.

ELEKTRA

Management believes that there is a large and active market for a product such as ELEKTRA that can reduce the fuel consumption of diesel engines.  Management believes that there is a viable market opportunity for the Elektra product within the commercial shipping industry, military and other off-highway commercial applications.

Subject to proper capitalization, we intend to embark upon additional research and development to scale up the Elektra product from laboratory research into preliminary prototypes, followed by commercial prototype units to prove our commercial sales viability.

Our research indicates that there are a number of factors that will drive the need for products designed to improve efficiency and reduce emissions from diesel engines such as STWA’s Elektra product.  Our research indicates that the California Air Resources Board (CARB) has established regulations that are driving the need for new emissions reduction technologies.  CARB has established the following regulations on ship emissions:

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

Cargo ships primarily use a high-sulfur content, undistilled fuel known as Bunker-C or residual oil because it is inexpensive.  Low sulfur ship fuels such as Marine Diesel Oil (MDO) can cost up to six times as much as Bunker-C.  Additionally, ships have to shut down and clean out their fuel systems when switching from Bunker-C to MDO.  This can add an extra day to every inbound ocean voyage, greatly increasing the operating cost for ship fleets.  A technology that could deliver emissions reduction with Bunker-C and avoid shipping companies having to switch to MDO could avoid dramatic cost increases in shipping.

In the United States, California, through the California Air Resources Board (“CARB”), continues to set the strictest emission standards for the country and the United States Environmental Protection Agency (“EPA”) has indicated it may adopt more stringent emission standards, which would be applicable throughout the United States. The State of California has also announced its intent to seek greenhouse gas (“GHG”) legislation and the United States Congress is also considering GHG legislation.

Foreign governments have recognized the serious effects caused by air pollution and many nations have enacted legislation to mandate that engine manufacturers be required to reduce exhaust emissions caused by their products. As evidenced by the overwhelming participation in the establishment of the Kyoto Accord, many nations are moving towards tighter GHG emissions control as well. The European Union (“EU”) currently requires all member nations to adopt EURO 3 emissions standards for motorcycles and EURO 4 emissions standards for automobiles and trucks. Some Eastern European countries contemplating EU admission, and certain Asian countries, have also announced gradual phase-in of EURO standards, including China, Indonesia, Vietnam, Thailand and India.

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

Upon completion of our tests and the results being published, management will seek contracts within the maritime and military applications and the selection of a manufacturing company as follows:

Selecting a Manufacturing Partner

We intend to outsource the manufacturing of the ELEKTRA and are looking for three things in selecting a manufacturing partner. We are currently interviewing candidates.

●	Existing proven, large-scale manufacturer and distributor of Original Equipment Manufacturer for transportation

●	Existing relationships with fleet managers of large diesel truck operators

●	Forward-looking proactive corporate vision looking to boldly expand their market share

Competition

AOT

The oil transportation industry is highly competitive.  We are aware of only three currently available competitive technologies in widespread use for reducing the viscosity of oil throughout the world.  Many of our competitors have greater financial, research, marketing and staff resources than we do. For instance, oil pipeline operators use heat, diluents such as naphtha and/or natural gasoline, and/or chemical viscosity reduction additives, or chemical drag-reducing agents to improve flow in pipelines.  Our research indicates that these methods are either very energy-intensive, or costly to implement on a day to day basis.  Management believes that The Company’s AOT technology presents advantages over traditional methods, yet the industry’s willingness to experiment with said new technology may pose some challenges in acceptance.

We are not aware of any other technology using uniform electrical field crude oil viscosity reduction technology which has been proven to significantly improve pipeline operation efficiency.  Although we are unaware of any technologies that compete directly with our technologies, there can be no assurance that any unknown existing or future technology will be, superior to products incorporating the Applied Oil Technology which could provide the benefits of improved efficiency and increased flow rates.  Additionally, we believe that those aforementioned competing products that show benefit in more than one area demonstrate greater benefit in only one area and provide only minimal improvements in other areas.  Major domestic and international manufacturers and distributors of pipeline flow-improvement chemical solutions include Pemex, Petrotrin, Pluspetrol, Repsol, Glencore, Conoco-Philips, and Baker-Hughes. According to our research, heater skid manufacturers are generally local to the oilfield and pipeline regions, and are comprised of a large number of relatively small businesses in a fragmented industry. Major heater skid manufacturers are Parker, KW International, Thermotech Systems, LTD.

ELEKTRA

The maritime shipping industry is highly competitive. We have many competitors in the United States and throughout the world developing technologies to make engines more environmentally friendly and fuel-efficient. Many of our competitors have greater financial, research, marketing and staff resources than we do. For instance, engine and component manufacturers have already developed catalytic converters for engine exhaust systems in order to reduce emissions, but, as discussed above, this creates greenhouse gases and makes controlling emissions costly and complex. The industry has also proposed high-pressure fuel injection systems for gas and diesel applications but these modifications are extremely expensive.

Although we are unaware of any technologies that compete directly with our technologies, there can be no assurance that any unknown existing or future technology will be, superior to products incorporating the ELEKTRA technology which could provide the benefits of emission reductions, fuel efficiency and engine performance enhancement.  There are competing products which provide one or more of the beneficial attributes of our ELEKTRA technology, but not all three benefits.  Additionally, we believe that those competing products that show benefit in more than one area demonstrate greater benefit in only one area and provide only minimal improvements in other areas.

We are not aware of any other technology using uniform electrical field fuel treatments or products based on such technology which has been proven to significantly improve fuel mileage. There are many products currently on the market that claim to increase fuel efficiency. We believe that the majority of these products have not undergone or provided independent scientific validation from a recognized third party, or testing at a certified laboratory. High pressure fuel injection does improve fuel efficiency and performance, but is extremely expensive from the perspective of the developing nations of the world. Major domestic and international manufacturers and distributors of fuel injection systems include Delphi Corporation, Robert Bosch Corporation, Siemens Corporation, and a large number of smaller businesses in a fragmented industry.

We are not aware of any other technology using uniform electrical field fuel treatments or products based on such technology which has been proven to significantly improve engine performance. There are many products which a consumer can purchase to increase overall performance. All of the most effective such products, including forced induction, nitrous oxide injection and exotic exhaust, are very expensive, increase emissions, reduce fuel efficiency and shorter the life of the engine. Major domestic and international manufacturers and distributors of performance-enhancing systems include Holley Performance Products, Inc., Nitrous Express Inc., Paxton Automotive Corporation, Eaton Corporation, Vortec Engineering LLC, Flowmaster, Inc., Hedman Manufacturing, Inc., Gibson Performance, Inc. and a large number of smaller businesses in a fragmented industry.

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

Intellectual Property

ELEKTRA and APPLIED OIL TECHNOLOGY (AOT)

In addition to the License Agreements we have with Temple University (see Research and Development above), on May 14, 2004, we filed a patent application in Australia with respect to certain technology   (Method and Apparatus for a Treatment of a Fluid).  We entered into a license agreement with Temple University (the “2004 License Agreement”), for a research project with Dr. Rongjia Tao as principal investigator. That project and the related products involve the development and commercialization of underwater and cold temperature applications for improving oil flow under different temperature and pressure conditions. In connection with the 2004 License Agreement, we assigned the original patent application for this technology to Temple University and agreed to assign all subsequent patent applications for this technology to Temple University.  Under the 2004 License Agreement, we have the right to file additional patent applications, at our sole expense but for the benefit of Temple University, in various countries.  We have exclusive rights to this technology only in countries where we file patent applications.  In 2005, 2006 and 2007, we filed several additional patent applications in various countries.  As a result of Dr. Tao’s recently announced progress in reducing viscosity of crude oil with magnetic pulses, we believe that this technology may have commercial viability. We are maintaining the patent applications in the countries in which we have filed them, while we continue to explore the commercial benefits of pursuing this opportunity in these and possibly other countries.

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

Country	Number	Filing date	Status
GCC *	GCC/P/2005/5066	22-August-2005	Application Allowed/Accepted – registration fees paid
Brazil	0510871-3	13-May-2005	Examination requested 29 April 2008 - awaiting report
Canada	2566739	13-May-2005	Examination requested - awaiting report
China (Method)	200580023369.3	13-May-2005	GRANTED
China (Apparatus)	20111022393.2	13 May 2005	Application filed – awaiting examination
Eurasia **	200602114	13-May-2005	GRANTED – Russia Only
Egypt	PCT 1087/2006	13-May-2005	GRANTED
United Kingdom	624025.3	13-May-2005	GRANTED
Indonesia	WO0200603429	13-May-2005	GRANTED
Libya	3560/2008	28-January-2008	Application filed - awaiting examination
Mexico	PA/a/2006/013206	13-May-2005	GRANTED
Norway	20065632	13-May-2005	Application filed – awaiting examination
United States	11/519168	13-May-2005	Under examination – response filed 20 December 2011

* Covers Kuwait, Oman, Qatar, Saudi Arabia, the United Arab Emirates, and Bahrain.

Legacy Technology

MAG ChargR™/ECO ChargR™, (legacy technology)

Our MAG ChargR™ and ECO ChargR™  products were designed to use fixed magnetic fields to alter some physical properties of fuel by incorporating our patented and patent-pending ZEFS and MK IV technologies.  We differentiate MAG ChargR and ECO ChargR products based on their differing attributes and marketing focus. ECO ChargR products were primarily designed to reduce harmful emissions and MAG ChargR products are primarily designed to enhance performance and fuel economy. Our ECO ChargR product was intended to reduce exhaust emissions in vehicle and small utility motors.  We intended that the ECO ChargR would be marketed primarily to original equipment manufacturers (“OEMs”) as well as to pilot and government-mandated emissions programs.  Our MAG ChargR product was intended to increase power and improve mileage. MAG ChargR was intended to apply to municipal fleets and to the specialty consumer accessories market for many types of vehicles, including but not limited to cars, trucks, motorcycles, scooters, all terrain vehicles (“ATVs”), snowmobiles, personal watercraft and small utility motors.

Our first revenues in 2006 and 2007 were generated from initial sales in Asia for our ECO ChargR product in the motorcycle industry. We planned on commencing sales of ECO ChargR to customers in the United States in the motorcycle industry in second quarter of 2010. We also planned on commencing initial sales of our MAG ChargR in the United States in the automobile and motorcycle industry in the second quarter of 2010. On February 24, 2009, we received notice from the California Air Resources Board (CARB) that we have been issued an Executive Order (EO number D-659) approving the legacy technology for road-going applications.  A CARB Executive Order is recognized by the EPA, meaning the product can also be legally sold in all 50 states subject to any applicable state regulations.

The legacy technologies were instrumental in generating the impetus for the research grant to Temple University to investigate magnetic and electric field effects on motor fuels.  The legacy technologies have since been retired by management.

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

Employees

As of December 31, 2011, we had nine full-time employees. As of such date, we also utilized the services of nineteen part-time consultants to assist us with various matters, including engineering, investment relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A. Risk Factors

We have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated our first revenues from operations in late 2006 and subsequently have not generated any revenues and we have incurred net losses every year since our inception in 1998. For the fiscal years ended December 31, 2011 and 2010, we had net losses of $10,856,547 and $9,494,906, respectively.  To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our securities, including equity and debt.  We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. We have significantly reduced both our research and development efforts, and our sales and marketing efforts, during the past year. Consequently, we will need to generate substantial additional funds, from a combination of revenue and external financing activities, to fund our operations. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the Company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our AOT and ELEKTRA technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 30, 2012, our independent auditors stated that our consolidated financial statements for the year ended December 31, 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring and accumulated deficit losses from operations since inception. We had an accumulated deficit of $69,289,467 as of December 31, 2011. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations and have relied on external sources of capital to fund operations. We had $617,797 in cash at December 31, 2011 and negative cash flow from operations of $4,723,952 for the year ended December 31, 2011.

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

As of December 31, 2011 and thereafter, our expenses ran, and are expected to continue to run, at a “burn rate” of approximately $280,000 per month, which amount could increase during 2012. We are not currently able to fund operations on a current basis, and we will require substantial additional capital in order to operate.  In order to fund some of our capital needs, we conducted private offerings of our securities in 2010 and 2011.   While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that the equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.

We will need additional capital to repay certain short-term debt as it matures.

As of December 31, 2011, we have $1,720,460 remaining principal amount of convertible subordinated notes, of which $1,516,504 will be due in December 2012.

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

Despite the fact that we have entered into various discussions and received letters of intent, to the best of our knowledge, no consumer or pipeline manufacturer has used the products incorporating the AOT technologies to reduce crude oil viscosity to date. Accordingly, the commercial viability of our devices is not known at this time. If commercial opportunities are not realized from the use of products incorporating the AOT technologies, our ability to generate revenue would be adversely affected.  There can be no assurances that we will be successful in marketing our products, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of our products will significantly and negatively impact our financial condition.

The commercial viability of the ELEKTRA technology remains largely unproven and we may not be able to attract customers.

To the best of our knowledge, no consumer or maritime engine manufacturer has used the products incorporating the ELEKTRA technology to reduce maritime vessel emissions to date. Accordingly, the commercial viability of our devices is not known at this time. If commercial opportunities are not realized from the use of products incorporating the ELEKTRA technology, our ability to generate revenue would be adversely affected.  There can be no assurances that we will be successful in marketing our products, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of our products will significantly and negatively impact our financial condition.

If our products and services do not gain market acceptance, it is unlikely that we will become profitable.

The market for products that reduce harmful motor vehicle emissions is evolving and we have many successful competitors. Engine component manufacturers have historically used various technologies, including catalytic converters, to reduce exhaust emissions caused by their products. At this time, our technology is unproven, and the use of our technology by others is limited. The commercial success of our products will depend upon the adoption of our technology by engine component manufacturers and consumers as an approach to reduce maritime vessel emissions. Market acceptance will depend on many factors, including:

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

A large portion of our expenses, including expenses for our facilities, equipment and personnel, is relatively fixed and not subject to further significant reduction. In addition, we expect our operating expenses will increase in 2012 as we continue our research and development and increase our production and marketing activities, among other activities. Although we expect to generate revenues from sales of our products, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technologies and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Our pending patent applications, specifically patent rights of the MK IV, ELEKTRA and ATO technologies, may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Patents we have received for our technologies, and which we may receive, may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

Our future success is substantially dependent on the efforts of our senior management, particularly Cecil Bond Kyte, our Chief Executive Officer, Charles R. Blum, our President and Gregg Bigger our Chief Financial Officer. The loss of the services of members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel, including consultants. There is intense competition among specialized automotive companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit key marketing, scientific and technical personnel, the growth of our business could be substantially impaired. We do not maintain key man insurance for any of these individuals.

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

The market price for our common stock has been volatile during the last year, ranging from a closing price of $0.60 on January 3, 2011 to a closing price of $0.20 on August 8, 2011, and a closing price of $0.64 on March 15, 2012. Additionally, the price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including:

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our Executive Offices are located at 735 State Street, Suite 500, Santa Barbara, California 93101 and our engineering, production and testing facility is located at 235 Tennant Avenue, Morgan Hill, California 95037. In September 2005, the Company entered into a lease for the Morgan Hill facility for  the term September 1, 2005 through August 31, 2007 and carried an option to renew for two additional years at the then prevailing market rate. Monthly rent was $2,240 per month under this lease. The lease was amended in February 2006 for additional space. Monthly rate under the amended lease was $4,160 per month.  The Company renewed this lease on August 9, 2007 for an additional two-year term.  The rent is $4,640 per month for the first six months of the new term of the lease and $5,480 per month for the remaining eighteen months of the new term of the lease.  We believe that this space is adequate for our current and planned needs.

Leases

In March 2009, the Company entered into a sublease agreement for its executive offices in Santa Barbara, California. The term of the lease was for $3,520 per month from April 1, 2010 through December 31, 2010 and $3,630 per month from January 1, 2010 to December 31, 2010. In November 2010, the Company amended the lease agreement. Pursuant to the amendment, the term of the lease was for $5,830 per month from January 1, 2011 to December 31, 2013.

Total rent expense under this lease and other operating leases in effect during the years ended December 31, 2011 and 2010, was $138,840 and $112,320, respectively. The following is a schedule by years of future minimum rental payments required under the non-cancellable operating leases as of December 31, 2011.

Years Ending December 31,
2011	$69,960
2012	69,960
2013	69,960

Total	$209,880

Item 3.  Legal Proceedings

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Litigation Involving Former Executive Officer

As previously reported, on April 7, 2010, Bruce McKinnon, the former CEO of the Company, and the Company entered into an Agreement Re: Collection on Judgment (“Judgment”) (the “Settlement Agreement”),  wherein McKinnon, among other things, agreed to cease further collection efforts on the Judgment, and the Company, among other things, agreed to satisfy the Judgment for, and McKinnon agreed to accept as full and final satisfaction of the Judgment, subject to certain payment waivers, a total amount of $360,000, plus interest of ten percent (10%) per annum from March 15, 2010, on the unpaid balance until paid, payable as follows:  $30,000 on April 7, 2010; $85,000 on or before April 15, 2010; and, $15,000 per month commencing on June 1, 2010, until paid.   As of December 31, 2011, all payments were made on time and the balance has been paid in full.

Item 4.   Mine Safety Disclosures.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Through May 21, 2007, our common stock was traded on the Over the Counter Bulletin Board (the “OTCBB” under the symbol “ZERO”. Effective May 22, 2007, our common stock was removed from the OTCBB and placed on the “Pink Sheets”. Effective February 8, 2010, our common stock was reinstated and currently trades on the OTCBB. The following table sets forth the high and low bid prices of the Company’s common stock for the quarters indicated as quoted on the Pink Sheets or the OTCBB, as applicable, as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2011		2010
	High	Low	High	Low
First Quarter	$0.64	$0.25	$0.82	$0.47
Second Quarter	$0.44	$0.30	$0.74	$0.32
Third Quarter	$0.37	$0.18	$0.45	$0.20
Fourth Quarter	$0.43	$0.20	$0.54	$0.28

According to the records of our transfer agent, we had 1,131 stockholders of record of our common stock at March 15, 2012. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Issuances of Unregistered Securities in Current Fiscal Year

2011 Winter Offering. From December 13, 2010 through February 28, 2011, we conducted a private offering (the “2011 Winter Offering”) and issued Convertible Notes in the aggregate face amount of $2,588,422.  These Notes were sold for an aggregate purchase price of $2,353,111 net proceeds.  The Notes are convertible into 10,353,688 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 10,353,688 shares of our common stock.  (See “Details of Recent Financing Transactions.”)

2011 Spring Offering. From March 14, 2011 through May 31, 2011, we conducted a private offering (the “2011 Spring Offering”) and issued Convertible Notes in the aggregate face amount of $1,469,550.  These Notes were sold for an aggregate purchase price of $1,335,955 net proceeds.  The Notes are convertible into 5,878,200 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 5,878,200 shares of our common stock.  (See “Details of Recent Financing Transactions.”)

2011 Summer Offering. From June 24, 2011 through July 31, 2011, we conducted a private offering (the “2011 Summer Offering”) and issued Convertible Notes in the aggregate face amount of $487,783.  These Notes were sold for an aggregate purchase price of $443,439 net proceeds.  The Notes are convertible into 1,951,132 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 1,951,132 shares of our common stock.  (See “Details of Recent Financing Transactions.”)

2011 Fall Offering. From August 30, 2011 through October 15, 2011, we conducted a private offering (the “2011 Fall Offering”) and issued Convertible Notes in the aggregate face amount of $170,720.  These Notes were sold for an aggregate purchase price of $155,200 net proceeds.  The Notes are convertible into 682,880 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 682,880 shares of our common stock.  (See “Details of Recent Financing Transactions.”)

2011 Fall Offering #2. From October 24, 2011 through December 13, 2011, we conducted a private offering (the “2011 Fall Offering #2”) and issued Convertible Notes in the aggregate face amount of $1,516,504.  These Notes were sold for an aggregate purchase price of $1,378,640 net proceeds.  The Notes are convertible into 6,066,016 shares of our common stock and in addition, investors received warrants entitling the holders to purchase up to 6,066,016 shares of our common stock.  (See “Details of Recent Financing Transactions.”)

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.

Other Issuances

During the year ended December 31, 2011, we issued an aggregate of 22,710,276 shares of our common stock as follows:

●
During 2011, we issued 2,800,000 shares of our common stock for services valued in the aggregate at $862,000. We valued the shares at market prices at the date of the agreements ranging from $0.25 to $0.60 per share.

●	During 2011 we issued 19,861,478 shares of our common stock in exchange for conversion of $4,965,370 of Convertible Notes. We valued the shares at $0.25 pursuant to the term of the convertible note.

●	During 2011, we issued 77,778 shares of our common stock for exercised options valued at $0.27 per share.

●	During 2011, we issued 81,020 shares of our common stock for cashless exercise of warrants.

Item 6.   Selected Financial Data

Not Applicable

Item 7.   Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in Item 7 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-K, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2011, and we undertake no duty to update this information.

Overview

We are a development stage company that generated its first initial revenues in the fourth quarter of 2006. Our focus is on research and development, and initial sales and marketing, of products incorporating our proprietary and patented technology, which is designed to reduce harmful emissions, and/or improve fuel efficiency and engine performance on equipment and vehicles driven by internal combustion engines. We have devoted the bulk of our efforts to the completion of the design, the development of our production models, testing of devices and the promotion of our products in the marketplace. We anticipate that these efforts will continue during 2012.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2011 and will need to raise substantial additional capital in 2012, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation

There were no revenues and cost of sales for the fiscal year ended December 31, 2011 and 2010.

Operating expenses were $6,886,681 for the fiscal year ended December 31, 2011, compared to $4,293,631 for the fiscal year ended December 31, 2010, an increase of $2,593,050. This increase is attributable to increases in non-cash expenses of $1,773,975 and cash expenses of $819,075. Specifically, the increase in non-cash expenses is attributable to increases in valuation warrants and options given employees as compensation of $2,010,528, offset by a decrease in valuation of stocks and warrants given to consultants of $237,249. The increase in cash expenses is attributable to increases in consulting and professional fees of $373,722, salaries and benefits of 222,736, office and other expenses of $126,125, travel expenses of $53,626 and corporate expenses of $42,866.

Research and development expenses were $1,130,283 for the fiscal year ended December 31, 2011, compared to $427,982 for the fiscal year ended December 31, 2010, an increase of $702,301. This increase is primarily attributable to increases in product testing, research and supplies of $610,166 and contract fees of $118,635, offset by a decrease in travel expenses of $26,500.

Other expenses were $2,838,783 for the fiscal year ended December 31, 2011, compared to $4,772,493 for the fiscal year ended December 31, 2010, a decrease of $1,933,710. This decrease is attributable to decreases in the fair value of derivative liabilities of $1,607,031, cost of private placement of $1,129,212 which was not incurred in 2011, cost to induce conversion of certain notes of $168,340 which was not incurred in 2011, and increase in other income of $78,822, offset by an increase in interest and financing expense of $1,049,695.

We had a net loss of $10,856,547 or $0.10 loss per share for the fiscal year ended December 31, 2011 compared to a net loss of $9,494,906, or $0.12 loss per share for the fiscal year ended December 31, 2010.

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of December 31, 2011, we had cash of $617,797 and an accumulated deficit of $69,289,467. Our negative operating cash flow in 2011 was funded primarily through the sale convertible notes.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $10,856,547 and a negative cash flow from operations of $4,723,952 for the year ended December 31, 2011, and had a working capital deficiency (excluding our derivative liability) of $1,548,080 and a stockholders’ deficiency of $3,105,282 at December 31, 2011.  These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

During 2011, we raised an aggregate of $5,360,070 in net proceeds from the issuance of Convertible Notes, as follows:

●	Net proceeds of $2,251,832 from the issuance of convertible notes and warrants in a 2011 Winter Offering. The face amount of the notes is $2,588,422.

●	Net proceeds of $1,141,600 from the issuance of convertible notes and warrants in a 2011 Spring Offering. The face amount of the notes is $1,469,550.

●	Net proceeds of $437,998 from the issuance of convertible notes and warrants in a 2011 Summer Offering. The face amount of the notes is $487,783.

●	Net proceeds of $150,000 from the issuance of convertible notes and warrants in a 2011 Fall Offering. The face amount of the notes is $170,720.

●	Net proceeds of $1,378,640 from the issuance of convertible notes and warrants in a 2010 Fall Offering #2. The face amount of the notes is $1,516,504.

Details of Recent Financing Transactions

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

We received $2,251,032 in net proceeds in the 2011 Winter Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Offering Warrants issued were valued at $1,368,888 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 0.69; dividend yield of 0%; volatility factors of the expected market price of common stock of 120%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature valued at $984,223.  The aggregate value of the 2011 Winter Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $235,311 are considered as debt discount and are being amortized over the life of the notes. The amortization recorded during the period amounted to $2,573,756.

As of December 31, 2011, investors have converted $2,500,422 of the Convertible Notes into 10,001,688 shares of our common stock. The outstanding balance at December 31, 2011 was $88,000.

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

We received $1,141,599 in net proceeds in the 2011 Spring Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Spring Offering Warrants issued were valued at $726,787 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 0.45; dividend yield of 0%; volatility factors of the expected market price of common stock of 119%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature valued at $609,168. The aggregate value of the 2011 Spring Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $133,595 are considered as debt discount and are being amortized over the life of the notes or amortized in full upon conversion.  The amortization recorded during the period amounted to $1,469,550.

As of December 31, 2011, investors have converted $1,469,550 of the Convertible Notes into 5,878,200 shares of our common stock.  There was no outstanding balance at December 31, 2011.

2011 Summer Offering

From June 24, 2011 through July 31, 2011, we conducted a private offering (the “Summer 2011 Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “Summer 2011  Notes”). A total of $487,783 aggregate face amount of the Summer 2011 Notes were sold for an aggregate purchase price of $443,439.  While there was no stated interest rate on the Summer 2011 Notes, the implied effective interest rate on the Summer 2011 Notes is 10% per annum. The Summer 2011 Notes mature on the first anniversary of their date of issuance. The Summer 2011 Notes are convertible, at the option of the note holder, into 1,951,132 shares of our common stock (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

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

We received $437,999 in net proceeds in the 2011 Summer Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Summer Offering Warrants issued were valued at $172,856 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 0.36; dividend yield of 0%; volatility factors of the expected market price of common stock of 116%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature valued at $270,583.  The aggregate value of the 2011 Summer Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $44,344 are considered as debt discount and were amortized in full upon conversion of the notes. The amortization recorded during the period amounted to $487,783.

As of December 31, 2011, investors have converted $487,783 of the Convertible Notes into 1,951,132 shares of our common stock.  There was no outstanding balance as of December 31, 2011.

2011 Fall Offering

From August 30, 2011 through October 15, 2011, we conducted a private offering (the “Fall 2011 Offering”) of up to $1,000,000 aggregate face amount of its convertible notes (the “Fall 2011  Notes”). A total of $170,720 aggregate face amount of the Fall 2011 Notes were sold for an aggregate purchase price of $155,200.  While there was no stated interest rate on the Fall 2011 Notes, the implied effective interest rate on the Fall 2011 Notes is 10% per annum. The Fall 2011 Notes mature on the first anniversary of their date of issuance. The Fall 2011 Notes are convertible, at the option of the note holder, into 682,880 shares of our common stock (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

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

We received $150,000 in net proceeds in the 2011 Summer Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Fall Offering Warrants issued were valued at $50,958 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 0.28; dividend yield of 0%; volatility factors of the expected market price of common stock of 112%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature valued at $104,242.  The aggregate value of the 2011 Fall Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $15,520 are considered as debt discount and are being amortized over the life of the note or amortized in full upon conversion of the notes. The amortization recorded during the period amounted to $87,992.

As of December 31, 2011, investors have converted $66,220 of the Convertible Notes into 264,880 shares of our common stock. The outstanding balance at December 31, 2011 was $104,500.

2011 Fall#2 Offering

From October 24, 2011 through December 13, 2011 we conducted a private offering (the “Fall#2 2011 Offering”) of up to $2,200,000 aggregate face amount of its convertible notes (the “Fall#2 2011  Notes”). A total of $1,516,504 aggregate face amount of the Fall#2 2011 Notes have been sold for an aggregate purchase price of $1,378,640.  While there is no stated interest rate on the Fall#2 2011 Notes, the implied effective interest rate on the Fall#2 2011 Notes is 10% per annum. The Fall#2 2011 Notes mature on the first anniversary of their date of issuance. The Fall#2 2011 Notes are convertible, at the option of the note holder, into 6,066,016 shares of our common stock (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Fall#2 2011 Offering will receive, for no additional consideration, a warrant (the “Fall#2 2011 Warrants”), entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the Fall#2 2011 Notes are convertible (the “Warrant Shares”).  Each Fall#2 2011 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 6,066,016 Warrant Shares are initially issuable to date on exercise of the Fall#2 2011 Warrants.

We received $1,378,640 in net proceeds in the 2011 Fall#2 Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Fall#2 Offering Warrants issued were valued at $650,823 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 0.24; dividend yield of 0%; volatility factors of the expected market price of common stock of 112%; and an expected life of two years (statutory term) and vest immediately upon issuance.  We also determined that the notes contained a beneficial conversion feature valued at $727,817.  The aggregate value of the 2011 Fall#2 Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $137,864 are considered as debt discount and are being amortized over the life of the note or amortized in full upon conversion of the notes. The amortization recorded during the period amounted to $63,188.

As of December 31, 2011, there was no note conversion to common stock. The outstanding balance at December 31, 2011 was $1,516,504.

Summary

At December we had cash on hand in the amount of $657,805 and since December 31, 2011, we have raised an additional $1,338,440 through the sale of Convertible Notes.  At December 31, 2011 the we had outstanding Convertible Notes amounting to $1,720,504 of which $1,051,440 have been converted into 4,205,760 shares of common stock.  We expect the balance of these notes and the notes issued after December 31, 2011will be converted into shares of common stock. It is possible that we may need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT and the ELEKTRA technology; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2012 and beyond.

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

Year ending December 31,	Operating Leases (1)	Guaranteed Payments
2012	$69,960	$643,300	(2)
2013	69,960	498,300	(3)
2014	—	498,300	(3)
2015	—	498,300	(3)
2016	—	213,400	(4)
Total	$139,920	$2,351,600

(1)	Consists of rent for our Santa Barbara Facility expiring on December 31, 2013. (For description of this property, see Part 1, Item 2, and “Property”).
(2)
Consists of an aggregate of  $310,800 in total compensation, including base salary and certain contractually-provided benefits, to an executive officer, pursuant to an employment agreement that expires on January 30, 2016, $287,500 in licensing  maintenance fees to Temple University and $45,000 in consulting fees to Irth Communications.

(3)
Consists of an aggregate of $310,800 in total compensation, including base salary and certain contractually-provided benefits to an executive officer, pursuant to an employment agreement that expires on January 30, 2016 and $187,500 in licensing maintenance fees to Temple University.

(4)
Consists of an aggregate of $25,900 in total compensation, including base salary and certain contractually-provided benefits to an executive officer, pursuant to an employment agreement that expires on January 30, 2016 and $187,500 in licensing maintenance fees to Temple University.

Licensing Fees to Temple University.  For details of the licensing agreements with Temple University, see “Part I, Item 1, “Business - Our Business Strategy - Our Products and Technologies.”

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

Accounting for Warrants and Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses probability weighted average series Black-Scholes Merton option pricing models to value the derivative instruments at inception and on subsequent valuation dates.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 8.  Financial Statements

Our consolidated financial statements as of and for the years ended December 31, 2011 and 2010 are presented in a separate section of this report following Item 15 and begin with the index on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  were ineffective as of December 31, 2011, due to a material weakness in our internal control over financial reporting described below.

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

In light of the material weakness in internal control over financial reporting described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles.  Despite the material weakness in our internal control over financial reporting, we believe that the financial statements included in our Form 10-K for the period ended December 31, 2011 fairly present, in all material respects, our financial condition, results of operations, changes in stockholders' deficiency and cash flows for the periods presented.

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

Our Chief Executive Officer, Interim Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on that assessment, we have identified the following material weakness and have implemented remediation of material weakness in internal control over financial reporting.

Lack of documented and reviewed system of internal control

We have an internal control weakness due to the lack of a documented and reviewed system of internal control. We have determined that to perform the processes and remediate this internal control deficiency, we will either need to engage an internal control consultant or reassign existing personnel. We have started to enhance some of our key internal control systems surrounding purchasing and requisitions, and to document those changes; however, this process is on-going and the implementation of policies and procedures may take several quarters.

As a result of the material weaknesses described above, management concluded that, as of December 31, 2011, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

We are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete a review during 2012 to comply with the requirements of the SEC.  We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan.  It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Our annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting and management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only Management’s report in this annual report.

Item 9B.  Other Information

AOT Testing

In March 2012,we entered into a Cooperation Framework Agreement with TDC. This agreement relates to possible distribution of STWA’s Applied Oil Technology in China.

In March 2002, we entered into a non-binding Letter of Intent with LG Partners in connection with its proposed development of a 900 mile non-domestic pipeline. It is LG Partners desire to install STWA’s Applied Oil Technology on their pipeline.

In October, 2011 the U.S. Department of Energy published the test results for energy-efficiency improvement generated by our prototype AOT units.  The results were an energy-efficiency gain between 13.14% and 13.55%.  The results were published by the U.S. Department of Energy (US DOE) and generated industry awareness of the new technology.

In August, 2011 we renegotiated a new licensing agreement with Temple University for the licensing of its intellectual property. The new licensing agreement provides for a convergent, non-divisional relationship with Temple University based largely on the grant of exclusive rights and co-ownership of future Intellectual Property (IP) through co-development.

In July, 2011 we finished construction of the testing facility and began the testing protocols of the Company’s prototype Applied Oil Technology (AOT™) units.

In March, 2011 we satisfied in full all overdue fees to Temple University pursuant to licensing agreements obtained in prior years.

In January, 2011 we began design and construction of a custom-built crude oil testing facility together with the U.S. Department of Energy, at their Rocky Mountain Oilfield Testing Center, located on the Naval Petroleum Reserve #3 near Casper, Wyoming.

In 2010, we worked with third-party entities to assist in the product development of commercial prototypes of the AOT technology.  The initial prototype has been constructed and is being used for testing by the U.S. Department of Energy.

In 2010, we were approved for testing by the US Department of Energy for testing our AOT at the US DOE Rocky Mountain Oilfield Testing Center, at the US Naval Petroleum Reserve #3 near Casper, Wyoming.

In 2010, we contracted with Pipeline Research Council International (PRCI) for testing of our AOT technology.

In 2010, Dr. Rongjia Tao of Temple University confirmed the AOT technology’s effects at nano-scale level using a neutron-scattering beam at the US National Institute of Standards and Technology (NIST).

In 2010, we satisfied our research and development agreement obligations with Temple University.

2011 Fall#3 Offering

From December 19, 2011 through January 15, 2012, the Company  conducted a private offering (the “Fall#3 2011 Offering”) of up to $3,000,000 aggregate face amount of its convertible notes (the “Fall#3 2011  Notes”). A total of $1,020,734 aggregate face amount of the Fall#3 2011  Notes were sold for an aggregate purchase price of $927,940.  While the stated interest rate on the Fall#3 2011 Notes is 0%, the actual interest rate on the Fall#3 2011 Notes is 10% per annum. The Fall#3 2011 Notes mature on the first anniversary of their date of issuance. The Fall#3 2011 Notes are convertible, at the option of the noteholder, into 4,082,936 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Fall#3 2011 Offering received, for no additional consideration, a warrant (the “Fall#3 2011 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Fall#3 2011 Notes are convertible (the “Warrant Shares”).  Each Fall#3 2011 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 4,082,936 Warrant Shares are initially issuable to date on exercise of the Fall#3 2011 Warrants.

2012 Winter Offering

From January 24, 2012 through February 3, 2012, the Company  conducted a private offering (the “Winter 2012 Offering”) of up to $2,200,000 aggregate face amount of its convertible notes (the “Winter 2012  Notes”). A total of $451,550 aggregate face amount of the Winter 2012  Notes were sold for an aggregate purchase price of $410,500.  While the stated interest rate on the Winter 2012 Notes is 0%, the actual interest rate on the Winter 2012 Notes is 10% per annum. The Winter 2012 Notes mature on the first anniversary of their date of issuance. The Winter 2012 Notes are convertible, at the option of the noteholder, into 1,806,200 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Winter 2012 Offering received, for no additional consideration, a warrant (the “Winter 2012 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Winter 2012 Notes are convertible (the “Warrant Shares”).  Each Winter 2012 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 1,806,200 Warrant Shares are initially issuable to date on exercise of the Winter 2012 Warrants.

Employment Agreement Chief Financial Officer

On February 1, 2012, the Company entered into an employment agreement with Greggory M. Bigger to serve as the Company’s Chief Financial Officer.  A copy of the agreement if attached to this report as Exhibit 10.101.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Composition of Board of Directors

Our bylaws provide that the Board shall consist of between one and eight directors, as determined by the Board from time to time. The Board consisted of three (3) members elected by the holders of the common stock at the Company’s Meeting of Shareholders on May 13, 2011.  Our directors are elected by our stockholders at each annual meeting of stockholders and will serve until their successors are elected and qualified, or until their earlier resignation or removal. Officers are appointed by our Board of Directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our Board of Directors.  There are no family relationships among any of our current directors or our executive officers.

Directors

The following constitutes the Board of Directors as of December 31, 2011:

Name	Age	Position	Director Since

Cecil B. Kyte (1) (3)	40	Chief Executive Officer, Chairman, Director	2006

Charles R. Blum (2)	74	President, Director	2007

Nathan Shelton (1) (2) (3)	63	Director	2007

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2010:

Name	Age	Position

Cecil Bond Kyte	40	Chief Executive Officer

Charles R. Blum	74	President

Eugene E. Eichler	85	Interim Chief Financial Officer

For the biographies of Cecil Bond Kyte and Charles R. Blum, please see above under “Biographical Information Regarding Directors.”

Eugene E. Eichler, CPA, has served as our Interim Chief Financial Officer since October 2007.  On December 31, 2011, Mr. Eichler resigned as Interim Chief Financial Officer due to health and disability conditions.. He served as our Chief Executive Officer from October 2005 until November 2006, at which time he separated from the company due to medical disability. He served as our Chief Financial Officer since May 2002 until November 2006 and has been a director since May 2002. Mr. Eichler served as our President from March 2004 to October 2005 and as our Chief Operating Officer from October 2001 to March 2004. Mr. Eichler was the Chief Financial Officer and Firm Administrator of the law firm Masry & Vititoe from 1982 to October 2001. From 1974 to 1982, Mr. Eichler provided financial consulting services to Foundation for HMO’s, Acne Care Medical Clinics and Earth Foods, Inc. From 1960 to 1974, Mr. Eichler headed financial consulting services for Milburn Industries and Brown, Eichler & Company. From 1953 to 1960, he held the position of Chief Budgets and Forecasts at North American Aviation. From 1951 to 1953, Mr. Eichler held various audit positions at the Atomic Energy Commission. Mr. Eichler received a B.A. from University of Montana.  Mr. Eichler resigned his position as interim Chief Financial Officer, effective December 31, 2011.  Effective February 1, 2012, Greggory M. Bigger was retained by the Company to serve as its Chief Financial Officer.

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

Board of Directors

Director Independence

Our Board of Directors as of December 31, 2011 consisted of three (3) members.  As of that date, the Board has affirmatively determined that Mr. Shelton is an independent director.  Mr. Kyte, our Chief Executive Officer and Mr. Blum, our  President, are not considered independent.

Meetings of the Board

The Board held four (4) meetings during 2011, and held one (1) meeting in 2012. Each of the directors attended 75% or more of the aggregate number of meetings of the Board  and Committees on which the director served in 2011 and 2012.

Each of our directors is encouraged to attend the Company’s 2012 Annual Meeting, which has not yet been scheduled, and to be available to answer any questions posed by stockholders to such director. Because our Board holds one of its regular meetings in conjunction with our Annual Meeting of stockholders, we anticipate that all of the members of the Board will be present for the 2012 Annual Meeting.

Communications with the Board

The following procedures have been established by the Board in order to facilitate communications between our stockholders and the Board:

●
Stockholders may send correspondence, which should indicate that the sender is a stockholder, to the Board or to any individual director, by mail to Corporate Secretary, Save the World Air, Inc. 735 State Street, Suite 500, Santa Barbara, California, 93101 or by e-mail to questions @stwa.com.

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

Our stockholders may also communicate directly with the non-management directors, individually or as a group, by mail c/o Corporate Secretary, Save the World Air, Inc., 735 State Street, Suite 500, Santa Barbara, California 93101 or by e-mail to info@stwa.com.

The Audit Committee has established procedures, as outlined in the Company’s policy for “Procedures for Accounting and Auditing Matters”,  for the receipt, retention and treatment of complaints regarding questionable accounting, internal controls, and financial improprieties or auditing matters. Any of the Company’s employees may confidentially communicate concerns about any of these matters by calling our toll-free number, (877) 872-7892. Upon receipt of a complaint or concern, a determination will be made whether it pertains to accounting, internal controls or auditing matters and if it does, it will be handled in accordance with the procedures established by the Audit Committee.

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

Audit Committee

The Audit Committee currently consists of Messrs. Kyte (chairperson) and Shelton. The Board has determined that Mr. Shelton is an audit committee financial expert, and is independent under rules of the SEC.   Mr. Kyte, our Chief Executive Officer is not considered independent.  The Audit Committee held a total of four (4) meetings during 2011 and a total of one (1) meeting to date during 2012.

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

AUDIT COMMITTEE REPORT

The Audit Committee is currently composed of two (2) directors, Messrs. Kyte (Chairperson), and Shelton.  The Board has determined that Mr. Shelton is an audit committee financial expert, and is independent within the rules of the SEC. The duties and responsibilities of a member of the Audit Committee are in addition to his duties as a member of the Board.

The Audit Committee operates under a written charter, which is available on the Company’s website. The Board and the Audit Committee believe that the Audit Committee charter complies with the current standards set forth in SEC regulations. There may be further action by the SEC during the current year on several matters that affect all audit committees. The Board and the Audit Committee continue to follow closely further developments by the SEC in the area of the functions of audit committees, particularly as it relates to internal controls for non-accelerated filers, and will make additional changes to the Audit Committee charter and the policies of the Audit Committee as required or advisable as a result of these new rules and regulations. The Audit Committee met four (4) times during 2011 and one (1) time to date during 2012.

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

On the basis of these reviews and discussions, the Audit Committee (i) appointed Weinberg & Co., P.A. as the independent registered public accounting firm for the 2011 fiscal year and (ii) recommended to the Board that the Board approve the inclusion of the Company’s audited financial statements in the 10-K for filing with the SEC.

Respectfully submitted:

Cecil Bond Kyte (Chairman)
Nathan Shelton

COMPENSATION COMMITTEE REPORT

The Compensation Committee has furnished this report on executive compensation for the 2011 fiscal year.

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

The Compensation Committee currently consists of Messrs. Blum (chairperson) and Shelton. The Board believes that Mr. Shelton meets the independence requirement.  None of our executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 2011. The Compensation Committee held one (1) meeting during 2011 and has not met during 2012.

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

The principal factors that were taken into account in establishing each executive officer’s compensation package for the 2011 fiscal year are described below. However, the Compensation Committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future fiscal years. Moreover, all of the Company’s Named Executive Officers have entered into employment agreements with the Company and many components of each such person’s compensation are set by such agreements.

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

Compliance with Code Section 162(m). Section 162(m) of the Code disallows a tax deduction to publicly-held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance based. Non-performance based compensation paid to the Company’s executive officers for the 2011 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that the non-performance based compensation to be paid to the Company’s executive officers for the 2011 fiscal year will exceed that limit. Because it is unlikely that the cash compensation payable to any of the Company’s executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the Company’s executive officers. The Compensation Committee will reconsider this decision should the individual cash non-performance based compensation of any executive officer ever approach the $1 million level.

The Board did not modify any action or recommendation made by the Compensation Committee with respect to executive compensation for the 2011 fiscal year. It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align the Company’s performance and the interests of the Company’s stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long term.

Respectfully submitted by:

Charles Blum, Chairman

Nominating and Corporate Governance Committee Report

The Nominating and Corporate Governance Committee currently consists of Messrs. Shelton (chairperson) and Kyte. The Board believes that Mr. Shelton meets the independence requirements under rules of the SEC.  The Nominating and Corporate Governance Committee did not meet during 2011 and has not yet met during 2012.

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

We have adopted codes of business conduct and ethics for our directors, officers and employees which we believe meet requirements of a code of ethics.  You can access the Company’s Code of Business Conduct and Ethics and our Code of Ethics for Senior Executives and Financial Officers on the Corporate Governance page of the Company’s website at www.stwa.com.  Any shareholder who so requests may obtain a printed copy of the Code of Conduct by submitting a request to the Company’s Corporate Secretary.

Respectfully submitted by:

Nathan Shelton, Chairman

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards

Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	Full Value of Options ($)	All Other Compensation ($)
Cecil Bond Kyte (1)(4)	2011	$208,333	$0	17,600,000	$6,834,231	$0
Chief Executive Officer	2010	$200,000	$0	0		$0
	2009	$183,333
Charles R. Blum (2) (4)	2011	$100,000	$0	1,000,000	$245,970	$0
President	2010	$100,000	$0	0		$0
	2009	$105,682	$0	333,333	$87,998	$0
Eugene E. Eichler (3) (4)	2011	$120,000	$0	2,000,000	$615,340	$0
Interim Chief Financial Officer	2010	$120,000	$0	0		$0
	2009	$90,000	$0	0		$0

(1)
Mr. Kyte was appointed Chief Executive Officer in January 2009.  In 2010, Mr. Kyte earned and was paid $200,000.  On December 1, 2011, Mr. Kyte’s salary was increased to $300,000 per year.  In addition, Mr. Kyte received $33,333 in accrued back pay and on December 8, 2011 he received a bonus of $54,505.  In connection with the Amendment to Mr. Kyte’s Employment Agreement dated March 1, 2011, Mr. Kyte received options for 17,600,000 shares of common stock, and, options for 181,118 shares of common stock previously granted, were cancelled. On December the Board approved Amendment Number 2 to Mr. Kyte’s Employment and increased his salary to $300,000 per year.

(2)
Mr. Blum was appointed President and Chief Executive Officer in July 2007.  In January 20, 2009 Mr. Blum resigned the position of Chief Executive Officer and continues to serve as President.  He does not have an “Employment Agreement” at this time.  In 2010, Mr. Blum earned  $100,000 all of which was unpaid and accrued.  In 2011, Mr. Blum earned $100,000, of which $33,333 was paid and $66,667 was accrued.

(3)
On October 18, 2007, Mr. Eichler was appointed Interim Chief Financial Officer.  He does not have an “Employment Agreement” at this time.  In 2010, Mr. Eichler was paid $80,000 and $40,000 was accrued and unpaid at December 31, 2010.  In 2011, Mr. Eichler received his full salary of $120,000 and $45,000 of accrued back pay.  At December 31, 2011 Mr. Eichler had a balance of $145,000 accrued back pay.

(4)
The number and value of vested restricted stock based upon the closing market price of the common stock at December 31, 2012 ($0.537 were as follows: Mr. Kyte 2,770,412 vested shares valued at $1,025,244, and Mr. Eichler, 1,071,429 vested shares valued at $396,429.

The portions of the salaries identified above that have been deferred will be paid subject to the Company’s future financial and cash position.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning the stock option grants made to each of the Named Executive Officers during the 2011 fiscal year. No stock appreciation rights were granted to any of the Named Executive Officers during the 2011 fiscal year.

	Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal 2011	Exercise or Base Price Per Share	Expiration Date
Cecil Bond Kyte	17,600,000	85.4%	$0.25	01/30/2021
Charles R. Blum	1,000,000	4.9%	$0.30	10/01/2021
Eugene E. Eichler	2,000,000	9.7%	$0.30	12/31/2021

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND YEAR-END OPTION VALUES

No options were exercised by any of the Named Executive Officers during the 2011 fiscal year. The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2011 fiscal year.

	Shares	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options ($)(1)
	Acquired on	Realized
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Cecil Bond Kyte	—	$—	4,650,000	17,600,000	$532,000	$2,112,000
Charles R. Blum	—	$—	1,922,012	0	$108,333	$0
Eugene E. Eichler	—	$—	2,121,127	0	$70,000	$0

(1)  Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 31, 2011 the last trading day of the year was $0.37 per share.

EQUITY COMPENSATION PLAN INFORMATION FOR 2011

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	4,267,892	$0.52	2,732,108

Equity compensation plans not approved by security holders	19,800,000	$0.26	N/A

Total	24,067,892	$0.30	N/A

Employment Agreements

Agreement with Cecil Bond Kyte. On January 30, 2009, (the “Effective Date”), the Company entered into an employment agreement with Cecil Bond Kyte, pursuant to which he serves as our Chief Executive Officer.  The initial term of the agreement became effective on January 30, 2009 and expires on January 30, 2010 and renews automatically for addition one-year periods unless either party has given notice of non-extension prior to October 30, 2010.  The agreement provides for a base compensation of $200,000 per year.  Mr. Kyte is eligible to participate in the Company’s incentive and benefit plans, including eligibility to receive grants of stock options under the 2004 plan.

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

Amendment To  Kyte Employment Agreement

On March 1, 2011, the Board of Directors of. the Company approved an amendment (the “Amendment”) to the Kyte employment agreement.  The Company and Kyte have agreed to an amendment of the Employment Agreement, providing for non-cash performance compensation in the form of nonqualified stock options.  Kyte has agreed to continue to serve in the role of CEO of the Company through at least January 29, 2016.

The Board determined to grant Kyte nonqualified stock options to acquire shares of common stock of the Company under the following terms and conditions:

Stock Option Grant (“Grant”) of 17,600,000 Shares at an Exercise Price of  $0.25 per share exercisable for 10 years, which will expire on January 30, 2021.  (See Note 9 of the Company’s Financial Statement.)

Twenty percent (20%) of the Option shall vest on the first anniversary of the Effective Date (i.e. January 30, 2011); twenty percent (20%) on the second anniversary of the Effective Date; twenty percent (20%) on the third anniversary of the Effective Date; twenty percent (20%) on the fourth anniversary of the Effective Date; and, twenty percent (20%) on the fifth anniversary of the Effective Date;

Amendment #2 to Kyte Employment Agreement

The Second Amendment to Kyte’s Employment Agreement was made and entered into by and between the Company and Kyte effective as of December 1, 2011.  Compensation for Kyte was increased to a base salary of $300,000.

Agreement with Greggory M. Bigger.  On February 1, 2012, the Company entered into an employment agreement with Greggory M. Bigger, pursuant to which he agreed to serve as the Company’s Chief Financial Officer.  The initial term of the agreement commenced February 1, 2012, and continues for one (1) year.  Thereafter, the agreement is renewable for successive one (1) year periods, unless either party gives written notice of non-renewal, no later than sixty (60) days prior to the renewal date.  The agreement provides for the payment of a one-time acceptance bonus of $10,000.  Base salary under the agreement is $10,000 per month, plus an automobile allowance of $900 per month and other benefits generally available to senior employees of the Company.  The agreement also provides Mr. Bigger with a stock option grant (“Grant”) under the following terms and conditions:

A.	Effective Date of Grant: February 1, 2012;
B.	Vesting Commence Date: February 1, 2012;
C.	Exercise Price per Share: $0.25;
D.	Total Number of Shares Subject to the Option: 4,000,000;
E.
Type of Option:  Non-Qualified.  Neither the Option nor the underlying Shares shall be registered with the Securities and Exchange Commission and the Option and Shares shall constitute “restricted” securities.

F.	Exercise Term: Ten (10) years from the Effective Date of Grant;
G.
Vesting Schedule:  Subject to Executive’s continued employment with the Company, the Option may be exercised within the Exercise Term, in whole or in part, in accordance with the following vesting schedule:

i.	500,000 Options shall vest on Effective Date of Grant;
ii.	500,000 Options shall vest on February 1, 2013;
iii.	1,000,000 Options shall vest on February 1, 2014;
iv.	1,000,000 Options shall vest on February 1, 2015; and,
v.	1,000,000 Options shall vest on February 1, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2011.

●	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

●	each of our directors;

●
our Chief Executive Officer and each of our two other most highly-compensated executive officers serving as such as of December 31, 2011 whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company (such individuals are hereafter referred to as the “Named Executive Officers”); and* all of our directors and executive officers serving as a group.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Shares Beneficially Owned (2)

Named Executive Officers and Director
Cecil Bond Kyte, Chief Executive Officer, Director (3)	7,890,412	6.62%
Charles R. Blum , President(4)	1,922,012	1.67%
Eugene E. Eichler, Chief Financial Officer (5)	4,877,346	4.10%
Shelton, Nathan – Director (6)	496,937	.43%
All directors and executive officers as a group	15,238,717	12.16%

(1)	Unless otherwise indicated, the address of each listed person is c/o Save the World Air, Inc., 735 State Street, Suite 500, Santa Barbara, California 93101.

(2)
Percentage of beneficial ownership is based upon 114,163,470 shares of our common stock outstanding as of December 31, 2011.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Includes options to purchase 4,620,000 shares of our common stock exercisable currently and warrants to purchase 500,000 shares of our common stock.

(4)	Includes options to purchase 1,922,012 shares of our common stock exercisable currently.

(5)	Includes options to purchase 2,121,127 shares of our common stock exercisable currently. and warrants to purchase 1,684,800 shares of our common stock.

(6)	Includes options to purchase 304,585 shares of our common stock exercisable currently.

Item 13.  Certain Relationships and Related Transactions

Accounts Payable to related parties

As of December 31, 2011, the Company had accounts payable to related parties in the amount of $63,003, which was composed of $36,125 in unpaid Directors Fees and $26,878 in unreimbursed expenses incurred by officers and Directors.

Item 14.  Principal Accounting Fees and Services

The Audit Committee has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2011.

Weinberg & Company, P.A. was first appointed in fiscal year 2003, and has audited our financial statements for fiscal years 2002 through 2011.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2011 and 2010.

	Amount
Type of Fee	Fiscal Year 2011	Fiscal Year 2010
Audit(1)	$83,162	$87,883
Audit Related(2)	—	—
Taxes (3)	7,693	20,920
All Other (4)	—	—
Total	$90,855	$108,803

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this Form 10-K.

Financial Statements:

 Reference is made to the contents to the consolidated financial statements of Save the World Air, Inc. under Item 7 of this Form 10-K.

(b)	Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant.
3.2(1)	Bylaws of the Registrant.
10.1(2)	Commercial Sublease dated October 16, 2003 between the Registrant and KZ Golf, Inc.
10.2(9)	Amendment dated June 15, 2004 to Exhibit 10.1
10.3 (10)	Amendment dated August 14, 2005 to Exhibit 10.1
10.4(10)	General Tenancy Agreement dated March 14, 2006 between the Registrant and Autumlee Pty Ltd.
10.5(3)	Agreement dated December 13, 2002 between the Registrant and RAND.
10.6(2)**	Agreement dated May 7, 2003 between the Registrant and RAND.
10.7(5)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.5
10.8(5)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.5
10.9(5)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.5
10.10(4)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.11(4)	Assignment and Bill of Sale dated May 28, 2002 between the Registrant and Kevin Charles Hart.
10.12(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Eugene E. Eichler.
10.13(15)†	Severance Agreement dated November 8, 2006 between the Registrant and Eugene E. Eichler
10.14(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Bruce H. McKinnon.
10.15(6)	Save the World Air, Inc. 2004 Stock Option Plan
10.16(8)	Form of Incentive Stock Option Agreement under 2004 Stock Option Plan
10.17(8)	Form of Non-Qualified Stock Option Agreement under 2004 Stock Option Plan
10.18(8)	Consulting Agreement dated as of October 1, 2004 between the Registrant and John Fawcett
10.19(7)	License Agreement dated as of July 1, 2004 between the Registrant and Temple University – The Commonwealth System of Higher Education
10.20(8)	Consulting Agreement dated as of November 19, 2004 between the Registrant and London Aussie Marketing, Ltd.
10.21(13)	Amendment dated September 14, 2006 to Exhibit 10.20
10.22(8)†	Employment Agreement dated September 1, 2004 with Erin Brockovich
10.23(15)†	Amendment dated as of July 31, 2006 to Exhibit 10.22
10.24(8)	Assignment of Patent Rights dated as of September 1, 2003 between the Registrant and Adrian Menzell
10.25(8)	Global Deed of Assignment dated June 26, 2004 between the Registrant and Adrian Menzell
10.26(11)†	Amended and Restated Employment Agreement dated as of March 1, 2006 between the Registrant and John Richard Bautista III

10.27(9)	Lease dated August 15, 2005 between the Registrant and Thomas L. Jackson
10.28(10)	Amendment dated February 1, 2006 to Exhibit 10.27
10.29(10)	Form of 9% Convertible Note issued in the 2005 Interim Financing
10.30(10)	Form of Stock Purchase Warrant issued in the 2005 Interim Financing
10.31(10)	Form of Stock Purchase Warrant issued in the 2005 Bridge Financing
10.32(11)	Form of Stock Purchase Warrant issued in 2006 Regulation S financing
10.33(11)	Form of Stock Purchase Warrant issued in 2006 PIPE financing
10.34(12)	Commercial Sublease between the Registrant and KZG Golf dated January 1, 2006
10.35(12)	Investment Agreement dated September 15, 2006 between the Registrant and Dutchess Private Equities Fund
10.36(12)	Registration Rights Agreement dated September 15, 2006 between the registrant and Dutchess Private Equities Fund, LLP
10.37(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.38(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.39(17)	R&D Agreement between the Registrant and Temple University dated February 2, 2007
10.40(14)	Note Purchase Agreement dated December 5, 2006 between the registrant and Morale Orchards LLC
10.41(14)	Form of Stock Purchase Warrant issued to Morale Orchards LLC
10.42(14)	Form of Convertible Note issued to Morale Orchards LLC
10.43(16)	Consulting Agreement dated January 4, 2007 between the Registrant and Spencer Clarke LLC
10.44(15)	Agreement dated as of July 15, 2006 between the Company and SS Sales and Marketing Group
10.45(15)	Engagement Agreement between the Registrant and Charles K. Dargan II
10.46(15)	Form of 10% Convertible Note issued in 2007 PIPE Offering
10.47(15)	Form of Stock Purchase Warrant issued in 2007 PIPE Offering
10.48(18)	Appointment of New Directors, Nathan Shelton, Steven Bolio and Dennis Kenneally
10.49(19)	Issuance of RAND Final Report
10.50(20)	Delisting from OTCBB to OTC Pink Sheets
10.51(21)	Resignation of Director, Dennis Kenneally
10.52(22)	Resignation of Officer, Bruce H. McKinnon
10.53(23)	Form of 10% Convertible Note issued in 2007 Spring Offering
10.54(23)	Form of Stock Purchase Warrant issued in 2007 Spring Offering
10.55(24)	Termination of North Hollywood Lease
10.56(25)	Modification Agreement of 10% 2007 PIPE Convertible Notes
10.57(26)	Form of 10% Convertible Note issued in 2007 Summer Offering
10.58(26)	Form of Stock Purchase Warrant issued in 2007 Summer Offering
10.59(27)	Resignation of Director, J. Joseph Brown
10.60(28)	Resignation of Chief Financial Officer and Appointment of Interim Chief Financial Officer
10.61(29)	Severance Agreement dated June 15, 2007 between Registrant and Bruce H. McKinnon
10.62(30)	Resignation of Director, Bruce H. McKinnon
10.63(31)	Second Modification Agreement of 10% 2007 PIPE Convertible Notes
10.64(32)	Form of 10% Convertible Note issued in 2007 Fall Offering
10.65(32)	Form of Stock Purchase Warrant issued in 2007 Fall Offering
10.66(33)	Resignation of Director, Joseph Helleis
10.67(34)	Form of 10% Convertible Note issued in 2007/8 Winter Offering
10.68(34)	Form of Stock Purchase Warrant issued in 2007/8 Winter Offering
10.69(34)	Modification and Satisfaction Agreement of Convertible Notes with Morale Orchards, LLP and Matthews & Partners

10.70(35)	Termination of employment relationship with John Bautista
10.71(36)	Form of 10% Convertible Note issued in 2008 Summer Offering
Form of Stock Purchase Warrant issued in 2008 Summer Offering
10.72(37)	Form of 10% Convertible Note issued in 2008 Fall Offering
Form of Stock Purchase Warrant issued in 2008 Fall Offering
10.73(38)	Form of 10% Convertible Note issued in 2008 Winter Offering
Form of Stock Purchase Warrant issued in 2008 Winter Offering
10.74(39)	Letter Agreement with Temple University extending default date
10.75(40)	Notice of first payment to Temple University under Letter Agreement
Announcement of date of 2010 Annual Shareholder Meeting
Appointment of Cecil Bond Kyte as new Chief Executive Officer
10.76(41)	Form of 10% Convertible Note issued in 2009 Winter Offering
Form of Stock Purchase Warrant issued in 2009 Winter Offering
10.77(42)	Employment Agreement with Cecil Bond Kyte
10.78(43)	Form of 10% Convertible Note issued in 2009 Winter #2 Offering
Form of Stock Purchase Warrant issued in 2009 Winter #2 Offering
10.79(44)	Form of 10% Convertible Note issued in 2009 Spring Offering
Form of Stock Purchase Warrant issued in 2009 Spring Offering
10.80(45)	Form of 7% Convertible Note issued in 2009 Summer Offering
Form of Stock Purchase Warrant issued in 2009 Summer Offering
10.81(46)	Passing of Steven Bolio, Company Director
10.82(47)	Form of 7% Convertible Note issued in 2009 Wellfleet Offering
Form of Stock Purchase Warrant issued in 2009 Wellfleet Offering
10.83(48)	Form of 7% Convertible Note issued in 2009 Fall Offering
Form of Stock Purchase Warrant issued in 2009 Fall Offering
10.84(49)	Letter to Shareholders
10.85(50)	Form of 10% Convertible Note issued in 2010 Winter Offering Form of Stock Purchase Warrant issued in 2010 Winter Offering
10.86(51)	Settlement of Bruce H. McKinnon Arbitration Award
10.87(52)	Form of 10% Convertible Note Issued in 2010 Spring Offering Form of Stock Purchase Warrant issued in to2010 Spring Offering
10.88(53)	Form of 10% Convertible Note Issued in 2010 Summer Offering Form of Stock Purchase Warrant issued in 2010 Summer Offering
10.89(54)	Form of 10% Convertible Note issued in 2010 Fall Offering Form of Stock Purchase Warrant issued in 2010 Fall Offering
10.90(55)	Form of 10% Convertible Note issued in 2010 Fall Offering #2 Form of Stock Purchase Warrant issued in 2010 Fall Offering #2
10.91(56)	Resignation of Director John A. Price
10.92(57)	Form of 10% Convertible Note issued in 2011 Winter Offering Form of Stock Purchase Warrant issued in 2011 Winter Offering
10.93(58)	Amendment to Employment Contract with Cecil Kyte Announcement of date of 2011 Annual Shareholder Meeting
10.94(59)	License Agreement between the Registrant and Temple University dated August 9, 2011
10.96(60)	Form of 10% Convertible Note Issued in 2011 Spring Offering Form of Stock Purchase Warrant issued in 2011 Spring Offering

10.97(61)	Form of 10% Convertible Note Issued in 2011 Summer Offering Form of Stock Purchase Warrant Issued in 2011 Summer Offering
10.94(62)	Form of 10% Convertible Note Issued in 2011 Fall Offering Form of Stock Purchase Warrant Issued in 2011 Fall Offering
10.95(63)	Final Report of the Rocky Mountain Oilfield Testing Center of Viscosity Reduction Device (AOT)
10.96(64)	Form of 10% Convertible Note Issued in 2011 Fall#2 Offering Form of Stock Purchase Warrant Issued in 2011 Fall#2 Offering
10.97(65)	Letter of Intent between Registrant and Heng He Xing Ye Technology Development Co., Ltd. dated October 19,2011
10.98(66)	Announcement of resignation of Eugene E. Eichler, Interim Chief Financial Officer for health reasons.
10.99(67)	Form of 10% Convertible Note Issued in 2011 Fall#3 Offering Form of Stock Purchase Warrant Issued in 2011 Fall#3 Offering
10.100(68)	Form of 10% Convertible Note Issued in 2012 Winter Offering Form of Stock Purchase Warrant Issued in 2012 Winter Offering
10.101*	Employment Agreement with Gregg Bigger, Chief Financial Officer
10.102(69)	Letter of Intent between Registrant and LG Partners LLC (“LGP”)
10.103(70)	Cooperation Framework Agreement between Registrant and Heng He Xing Technology Development Co., Ltd (TDC) dated March 9, 2012
10.104*	U.S. Department of Energy Agreement dated February 6, 2012

21	List of Subsidiaries
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.
(2)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002.
(3)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.
(4)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.
(5)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2004.
(6)	Incorporated by reference from Appendix C of Registrant’s Schedule 14A filed on April 30, 2004, in connection with its Annual Meeting of Stockholders held on May 24, 2004.
(7)	Incorporated by reference from Registrant Form 8-K filed on July 12, 2004.
(8)	Incorporated by reference from registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.
(9)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended September 30, 2005
(10)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005
(11)	Incorporated by reference from Registrant’s Form SB-2 filed on June 28, 2006 (SEC File No. 333- 333-135415)
(12)	Incorporated by reference from Registrant’s Form 8-K filed on September 21, 2006
(13)	Incorporated by reference from Registrant’s Form SB-2 filed on October 6, 2006 (SEC File No. 333-137855)
(14)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2006
(15)	Incorporated by reference from Registrant’s Form 10KSB for the fiscal year ended December 31, 2006
(16)	Incorporated by reference from Registrant’s form 8-K filed on January 10, 2007
(17)	Incorporated by reference from Registrant’s form 8K filed on February 8, 2007
(18)	Incorporated by reference from Registrant’s form 8K filed on February 16, 2007
(19)	Incorporated by reference from Registrant’s form 8K filed on May 3, 2007
(20)	Incorporated by reference from Registrant’s form 8K filed on May 22 2007
(21)	Incorporated by reference from Registrant’s form 8K filed on June 8, 2007
(22)	Incorporated by reference from Registrant’s form 8K filed on June 15, 2007
(23)	Incorporated by reference from Registrant’s form 8K filed on July 2, 2007
(24)	Incorporated by reference from Registrant’s form 8K filed on July 18, 2007
(25)	Incorporated by reference from Registrant’s form 8K filed on August 30, 2007

(26)	Incorporated by reference from Registrant’s form 8K filed on October 9, 2007
(27)	Incorporated by reference from Registrant’s form 8K filed on October 23, 2007
(28)	Incorporated by reference from Registrant’s form 8K filed on November 9, 2007
(29)	Incorporated by reference form Registrant’s Form 10QSB for the nine months ended September 30, 2007
(30)	Incorporated by reference from Registrant’s form 8K filed on November 15, 2007
(31)	Incorporated by reference from Registrant’s form 8K filed on December 11, 2007
(32)	Incorporated by reference from Registrant’s form 8K filed on December 20, 2007
(33)	Incorporated by reference from Registrant’s form 8K filed on February 25, 2010
(34)	Incorporated by reference from Registrant’s form 8K filed on March 11, 2010
(35)	Incorporated by reference from Registrant’s form 8K filed on March 27, 2010
(36)	Incorporated by reference from Registrant’s form 8K filed on September 3, 2010
(37)	Incorporated by reference from Registrant’s form 8K filed on November 6, 2010
(38)	Incorporated by reference from Registrant’s form 8K filed on December 11, 2010
(39)	Incorporated by reference from Registrant’s form 8K filed on January 13, 2010
(40)	Incorporated by reference from Registrant’s form 8K filed on January 27, 2010
(41)	Incorporated by reference from Registrant’s form 8K filed on January 26, 2010
(42)	Incorporated by reference from Registrant’s form 10K for the twelve months ended December 31, 2010
(43)	Incorporated by reference from Registrant’s form 8K filed on March 12, 2010
(45)	Incorporated by reference from Registrant’s form 8K filed on September 30, 2010
(46)	Incorporated by reference from Registrant’s form 8K filed on November 24, 2010
(47)	Incorporated by reference from Registrant’s form 8K filed on December 7, 2010
(48)	Incorporated by reference from Registrant’s form 8K filed on February 3, 2010
(49) (50) (51) (52) (53) (54) (55) (56) (57) (58) (59) (60) (61) (62) (63) (64) (65) (66) (67) (68) (69) (70)
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
Incorporated by reference from Registrant’s form 8K filed on March 9, 2011
Incorporated by reference from Registrant’s form 8K filed on August 11, 2011
Incorporated by reference from Registrant’s form 8K filed on June 9, 2011
Incorporated by reference from Registrant’s form 8K filed on August 10, 2011
Incorporated by reference from Registrant’s form 8K filed on October 21, 2011
Incorporated by reference from Registrant’s form 8K filed on October 25, 2011
Incorporated by reference from Registrant’s form 8K filed on December 14, 2011
Incorporated by reference from Registrant’s form 8K filed on December 27, 2011
Incorporated by reference from Registrant’s form 8K filed on January 4, 2012
Incorporated by reference from Registrant’s form 8K filed on January 23, 2012
Incorporated by reference from Registrant’s form 8K filed on February 8, 2012
Incorporated by reference from Registrant’s form 8K filed on March 16, 2012
Incorporated by reference from Registrant’s form 8K filed on March 20, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorize.

Save The World Air, Inc.

Date: March 30, 2012	By:	/s/ CECIL BOND KYTE
Cecil Bond Kyte
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Cecil Bond Kyte and Greggory Bigger, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ CECIL BOND KYTE	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2012
Cecil Bond Kyte

/s/ CHARLES R. BLUM	President and Director	March 30, 2012
Charles R. Blum

/s/ GREGGORY BIGGER	Chief Financial Officer	March 30, 2012
Greggory Bigger

/s/ NATHAN SHELTON	Director	March 30, 2012
Nathan Shelton

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SAVE THE WORLD AIR, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Save The World Air, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Save The World Air, Inc. and Subsidiary (a development stage enterprise) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period from February 18, 1998 (inception) through December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Save The World Air, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended and for the period from February 18, 1998 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California
March 30, 2012

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets
Cash	$617,797	$101,645
Other current assets	77,907	29,425
Total current assets	695,704	131,070
Property and Equipment, net	75,609	78,083
Other assets	10,330	8,020
Total assets	$781,643	$217,173

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable- related parties	$63,003	$241,176
Accounts payable – license agreements	178,125	721,785
Accounts payable- other	478,402	450,411
Accrued expenses	1,060,162	959,827
Accrued professional fees	294,552	431,704
Loan payable- related party and shareholders	—	86,947
Convertible debentures, net-of-discount	169,542	76,947
Fair value of derivative liabilities	1,643,139	3,664,675
Total liabilities	3,886,925	6,633,472

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 114,273,470 and 91,453,194 shares issued and outstanding at December 31, 2011 and 2010, respectively	114,274	91,453
Additional paid-in capital	66,069,911	51,925,168
Deficit accumulated during the development stage	(69,289,467)	(58,432,920)
Total stockholders’ deficiency	(3,105,282)	(6,416,299)
Total liabilities and stockholder’s deficiency	$781,643	$217,173

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Inception (February 18, 1998) to December 31,
	2011	2010	2011

Net sales	$—	$—	$69,000
Cost of goods sold	—	—	24,120
Gross profit	—	—	44,880
Operating expenses	6,886,681	4,293,631	44,144,635
Research and development expenses	1,130,283	427,982	7,444,997
Non-cash patent settlement cost	—	—	1,610,066
Loss before other income (expense)	(8,016,964)	(4,721,613)	(53,154,818)
Other income (expense)
Other income (loss)	48,000	145,112	191,972
Interest income	—	—	16,342
Interest and financing expense	(5,084,253)	(4,034,558)	(16,676,617)
Change in fair value of derivative liabilities	2,021,536	414,505	2,128,201
Costs of private placement	—	(1,129,212)	(1,640,715)
Costs to induce conversion of notes	—	(168,340)	(469,043)
Loss on disposition of equipment	—	—	(14,426)
Settlement of Debt Due Morale/ Matthews	—	—	(927,903)
Settlement of litigation and debt	175,934	—	1,265,022
Loss before provision for income taxes	(10,855,747)	(9,494,106)	(69,281,985)
Provision for income taxes	800	800	7,482
Net loss	$(10,856,547)	$(9,494,906)	$(69,289,467)

Net loss per common share, basic and diluted	$(0.10)	$(0.12)
Weighted average common shares outstanding, basic and diluted	104,103,109	81,910,267

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2011

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency
Balance, February 18, 1998 date of inception)		—	$—	$—	$—	$—	$—	$—
Issuance of common stock on April 18, 1998	.0015 - .01	10,030,000	10,030	—	14,270	—	—	24,300
Net loss		—	—	—	—	—	(21,307)	(21,307)
Balance, December 31, 1998		10,030,000	$10,030	$—	14,270	$—	$(21,307)	$2,993
Issuance of common stock on May 18, 1999	1.00 - 6.40	198,003	198	—	516,738	—	—	516,936
Issuance of common stock for ZEFS on September 14, 1999	.001	5,000,000	5,000	—	—	—	—	5,000
Stock issued for professional services on May 18, 1999	0.88	69,122	69	—	49,444	—	—	49,513
Net loss		—	—	—	—	—	(1,075,264)	(1,075,264)
Balance, December 31, 1999		15,297,125	$15,297	$—	$580,452	$—	$(1,096,571)	$(500,822)

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2011

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2011

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2011

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
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2011

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

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2011

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency
Balance, December 31, 2005		31,387,418	$31,387	$612,521	$18,336,178	$(142,187)	$(20,246,074)	$(1,408,175)
Common stock issued paid for previously		846,549	847	(612,521)	611,674	—	—	—
Sale of common stock	$1.00 - $1.89	1,360,537	1,360	60,000	2,401,048	—	—	2,462,408
Common stock issued upon exercise of warrants	$.50 - $1.50	2,583,533	2,584	—	1,794,944	—	—	1,797,528
Common stock to be issued for convertible debt	$.70	3,416,186	3,417		2,356,449			2,359,866
Common stock to be issue for out of line of credit	$.55 - $1.22	487,483	487		379,610			380,097
Fair value of options issued to employees		—	—	—	2,253,263		—	2,253,263
Fair value of options issued for settlement costs					31,500			31,500
Fair value of warrants issued for services					463,627			463,627
Fair value of warrants issued and intrinsic value of beneficial conversion associated with convertible notes					1,259.696			1,259,696
Write off of deferred compensation		—	—	—	(142,187)	142,187	—	—
Finders’ fees related to stock issuances					(284,579)			(284,579)
Fees paid on equity line of credit					(30,402)			(30,402)
Net loss		—	—	—	—	—	(10,181,523)	(10,181,523)
Balance, December 31, 2006		40,081,757	40,082	$60,000	$29,430,821	$—	$(30,427,597)	$(896,694)

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2011

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

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2011

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2008		62,940,891	62,941	16,500	40,129,758	(42,743,064)	(2,533,865)
Common stock and warrants issued to induce conversion of notes	$.15-.50	459,732	460		300,243	—	300,703
Common stock issued for previously converted notes	$.17	97,059	97	(16,500)	16,403	—	—
Common stock issued for services	$.33-.51	1,482,000	1,482	—	595,438	—	596,920
Common stock issued for settlement of accounts payable	$.20-.38	495,615	496	—	128,986	—	129,482
Fair value of warrants issued to shareholder for loan	—	—	—	—	1,248	—	1,248
Fair value of options issued as compensation	—	—	—	—	89,802	—	89,802
Common stock issued upon exercise of options	$.27	83,333	83	—	22,417	—	22,500
Fair value of warrants and beneficial conversion feature of issued convertible notes	—	—	—	—	540,324	—	540,324
Net loss for the year ended December 31, 2009	—	—	—		—	(6,194,950)	(6,194,950)
Balance, December 31, 2009		71,289,396	71,289	—	43,255,773	(48,938,014)	(5,610,952)
Common stock issued for convertible debt	$.15-$.50	15,851,272	15,851	—	4,401,566	—	4,417,417
Common stock issued to induce conversion of convertible debt	$.53	224,751	225	—	118,893	—	119,118
Fair value of warrants issued to induce conversion of convertible debt	—	—	—	—	49,222	—	49,222
Common stock issued for services	$.43-$.48	3,710,099	3,710	—	1,381,427	—	1,385,137
Common stock issued as compensation	$.52-$.55	170,000	170	—	91,530	—	91,700
Common stock issued for settlement of accounts payable	$.34	12,121	12	—	4,109	—	4,121
Fair value of options issued as compensation	—	—	—	—	138,733	—	138,733
Common stock issued upon exercise of options	$.27	195,555	196	—	52,604	—	52,800
Fair value of warrants issued for services	—	—	—	—	126,000	—	126,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	—	—	—	—	2,305,311	—	2,305,311
Net loss for the year ended December 31, 2010	—	—	—		—	(9,494,906)	(9,494,906)
Balance, December 31, 2010		91,453,194	91,453	—	51,925,168	(58,432,920)	(6,416,299)

(continued)

SAVE THE WORLD AIR, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)
FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2011

Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
Share	Shares	Amount	Issued	Capital	Stage	Deficiency

Balance, December 31, 2010		91,453,194	$91,453	$—	$51,925,168	$(58,432,920)	$(6,416,299)
Common stock issued and to be issued for convertible debt	$.25	19,861,478	19,862	—	4,945,508	—	4,965,370
Common stock issued upon exercise of warrants	$.47	81,020	81	—	(81)	—	—
Common stock issued for services	$.25-$.60	2,800,000	2,800	—	859,200	—	862,000
Fair value of options and warrants issued as compensation	—	—	—	—	2,240,961	—	2,240,961
Common stock issued upon exercise of options	$.27	77,778	78	—	20,922	—	21,000
Fair value of warrants issued to consultants	—	—	—	—	411,888	—	411,888
Fair value of warrants and beneficial conversion feature of issued convertible notes	—	—	—	—	5,666,345	—	5,666,345
Net loss for the year ended December 31, 2011	—	—	—		—	(10,856,547)	(10,856,547)
Balance, December 31, 2011		114,273,470	$114,274	$—	$66,069,911	$(69,289,467)	$(3,105,282)

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.
 (A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Inception (February 18, 1998) to December 31,
	2011	2010	2011
Cash flows from operating activities
Net Loss	$(10,856,547)	$(9,494,906)	$(69,289,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	—	—	505,000
Settlement of litigation and debt	(175,934)	(145,112)	(1,338,254)
Settlement of Debt Due Morale/Matthews	—	—	927,903
Stock based compensation expense	2,240,961	230,433	6,176,117
Issuance of common stock for services	862,000	1,385,137	8,034,788
Issuance of options for legal settlement	—	—	31,500
Issuance of warrants for legal settlement	—	—	4,957
Issuance of warrants for financing fees	—	—	153,501
Issuance of warrants for consulting fees	411,888	126,000	537,888
Increase in convertible notes related to default	2,795	37,138	299,274
Interest on related party loans	—	—	22,305
Patent acquisition cost	—	—	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	5,069,446	3,971,577	16,134,077
Fair value of common stock and warrants issued to induce conversion of notes	—	168,340	469,043
Costs of private placement convertible notes	—	1,129,212	1,640,715
Change in fair value of derivative liability	(2,021,536)	(414,505)	(2,128,201)
Amortization of deferred compensation	—	—	3,060,744
Loss on disposition of assets	—	—	14,426
Depreciation and amortization of leasehold improvements	34,717	34,022	494,899
Bad debt	—	—	1,300
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,380)
Prepaid expenses and others	(48,481)	(12,972)	(77,826)
Other assets	(2,310)	3,000	(10,330)
Accounts payable and accrued expenses	415,519	71,899	5,027,850
Accounts payable – license agreements	(478,297)	(284,599)	(473,012)
Accounts payable – related parties	(178,173)	52,356	(30,000)
Net cash used in operating activities	(4,723,952)	(3,142,980)	(28,202,117)
Cash flows from investing activities
Purchase of equipment	(32,243)	(11,235)	(598,862)
Proceeds from sale of equipment	—	—	17,478
Net cash used in investing activities	(32,243)	(11,235)	(581,384)
Cash flows from financing activities
Net proceeds under equity line of credit	—	—	1,262,386
(Decrease) increase in loans from related parties and shareholders	(86,947)	(10,786)	536,979
Advances from founding executive officer	—	—	517,208
Net proceeds from issuance of convertible notes and warrants	5,360,070	3,217,735	16,565,048
Repayment of convertible notes	(14,276)	—	(296,397)
Proceeds from exercise of warrants	13,500	15,300	10,816,074
Net cash provided by financing activities	5,272,347	3,222,249	29,401,298
Net increase in cash	516,152	68,034	617,797
Cash, beginning of period	101,645	33,611	—
Cash, end of period	$617,797	$101,645	$617,797

SAVE THE WORLD AIR, INC.
 (A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31,		Inception (February 18, 1998) to December 31,
2011	2010	2011

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$12,014	$21,294	$171,380
Income taxes	$800	$800	$7,482
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$—	$—	$505,000
Deferred compensation for stock options issued for services	—	—	3,202,931
Purchase of property and equipment financed by advance from related party	—	—	3,550
Conversion of related party debt to equity	—	—	515,000
Issuance of common stock in settlement of payable	—	4,121	247,584
Cancellation of stock	—	—	8,047
Conversion of accounts payable and accrued expenses to common stock	—	—	612,521
Conversion of accounts payable and accrued expenses to convertible debentures	306,275	331,200	637,475
Conversion of related party debt to convertible debentures	—	27,500	72,500
Conversion of convertible debentures to common stock	4,965,370	4,417,417	15,751,351
Issuance of shares for settlement of loans and other payable to Morale/Matthews	—	—	2,783,711
Write off of deferred compensation	—	—	142,187
Fair value of derivative liability recorded as note discount	—	1,243,625	2,130,625
Proceeds of exercise of options applied to accounts payable	7,500	37,500	67,500
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	5,666,345	2,305,311	13,912,733

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBISIDARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND FOR THE PERIOD INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2011

1.	Description of business

Description of business

Save The World Air, Inc. (“STWA”, “Company”) was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The company changed its name to Save the World Air, Inc. on February 11, 1999, following the acquisition of the marketing and manufacturing rights of the ZEFS technologies. Our executive offices are at 735 State Street, Suite 500, Santa Barbara, California 93101. The telephone number is (805) 845-3561. Our research and development facility is at 235 Tennant Avenue, Morgan Hill, California 95037. The telephone number is (408) 778-0101. The Company’s common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board. More information including the Company’s fact sheet, logos and media articles are available at our corporate website, www.stwa.com.

The Company develops and commercializes energy efficiency technologies that assist in meeting the increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company’s intellectual property portfolio includes 24 domestic and international patents and patents pending, which have been developed in conjunction with and exclusively licensed from Temple University. The Company’s technology has two commercial applications; Applied Oil Technology (AOT) and ELEKTRA™ and legacy technologies of ZEFS and MK IV. The AOT and ELEKTRA are technologies, which use electric fields to alter some physical properties of petrochemical fluids to reduce viscosity of the fluids.

Our AOT technology is designed to allow pipeline operators to temporarily reduce the viscosity of the crude oil within their pipeline(s) to reduce the fluid-drag (also known as friction-loss) between the fluid and the pipeline. By reducing the friction loss, pipeline operators’ pump systems require less energy to maintain a constant flow rate, thereby directly reducing daily operation costs. AOT has been proven in U.S. Department of Energy tests to increase the energy efficiency of oil pipeline pump stations by over 13%. We intend to market our AOT products primarily to pipeline operators as well as to pilot and government mandated delivery programs.

Our ELEKTRA products are intended to increase fuel efficiency and reduce emissions. ELEKTRA Will be marketed primarily to specialty consumer accessories market for many types of diesel-fueled vehicles, including but not limited to trucks, trains, maritime, military and aviation.

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

The Company’s focus is on product development and marketing of proprietary devices that are designed to reduce operation costs of petrochemical pipeline transport and fuel efficiency of diesel engines and has not yet generated meaningful revenues.  The Company is currently in the mid-late stages of developing its AOT™ and ELEKTRA™ technologies for commercial applications.  Expenses have been funded though the sale of company stock, convertible notes and the exercise of warrants for cash.  The Company has taken actions to secure the intellectual property rights to the AOT™ and ELEKTRA™ technologies and is the worldwide exclusive licensee for patent pending technologies associated with the development of AOT™ and ELEKTRA™.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $10,856,547 and a negative cash flow from operations of $4,723,952 for the year ended December 31, 2011, and had a working capital deficiency (excluding derivative liabilities) of $1,548,082 and a stockholders’ deficiency of $3,105,282 at December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2011 we have cash on hand totaling $617,797 and subsequent to December 31, 2011, the Company raised an additional $1,215,440 through the issuance of its convertible notes. (see "Note 12").   In order to fund our operations and the repayment of our outstanding notes, we may have to raise additional funds. At December 31, 2011, these notes included,  the Fall 2009 Notes due in January 2012, the Winter 2011 Notes due in February 2012, the Fall 2011 Notes in October 2012 and the Fall 2011#2 Notes due in December 2012  These Notes total $1,720,460 and we expect substantially all of these Notes will be converted into stock. In addition to the funds required to continue to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University, costs associated with product development and commercialization of the AOT and ELEKTRA technologies, costs to manufacture and ship our products, costs to design and implement an effective system of internal controls and disclosure controls and procedures, costs of maintaining our status as a public company by filing periodic reports with the SEC, costs to settle a certain law suit, and costs required to protect our intellectual property. In addition, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during 2012 and beyond.

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

The Company co-develops with, and licenses from, its intellectual property as a joint-agreement with Temple University of Philadelphia, PA.  The Company’s business model is to contract with suppliers and manufacturers of oilfield equipment to sell into the oilfield pipeline market. The Company negotiates an initial contract with the customer fixing the terms of the sale and then receive a letter of credit or full payment in advance of shipment. Upon shipment, the Company will recognize the revenue associated with the sale of the products to the customer.

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results.  Based upon management’s annual review, no impairments were recorded for the years ended December 31, 2011 and December 31, 2010.

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the years ended December 31, 2011 and 2010, the dilutive impact of outstanding stock options of 24,067,892 and 4,837,488; outstanding warrants of 49,106,280, and 22,979,068 and notes convertible into 6,836,016 and 1,839,763 shares respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Accounting for Warrants and Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses probability weighted average series Black-Scholes Merton option pricing models to value the derivative instruments at inception and on subsequent valuation dates.

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

Business and credit concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of December 31, 2011 and 2010, before adjustments for outstanding checks and deposits in transit, the Company had $597,581 and $111,223, respectively, on deposit with two banks. The deposits are federally insured up to $250,000 on each bank.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of  December 31, 2011 and 2010.

		Level 1		Level 2	Level 3	Total
Fair value of Derivative Liability-2011		$-		$-	$1,643,139	$1,643,139
Fair value of Derivative Liability-2010	$		$		$3,664,675	$3,664,675

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

3.	Certain relationships and related transactions

Loans from related parties

In May of 2007, a former officer and incumbent director of the Company loaned $31,404 to pay a company obligation and in August 2007, the same party loaned $50,000 to the Company so that it could pay certain operating expenses. These amounts are unsecured, bear interest at 6% per annum and are due on demand.  At December 31, 2011 and 2010, the balance of these loans including interest was $0 and $86,947, respectively.

Accounts Payable to related parties

As of December 31, 2011, the Company had accounts payable to related parties in the amount of $63,003, which was composed of $36,125 in unpaid Directors Fees and $26,878 in unreimbursed expenses incurred by Officers and Directors. As of December 31, 2010, the amount payable to related parties was $241,176.

4.	Property and Equipment

At December 31, 2011 and 2010, property and equipment consists of the following:

	December 31,
	2011	2010

Office equipment	$75,685	$45,133
Furniture and fixtures	15,589	13,898
Machinery and equipment	49,986	49,986
Testing equipment	147,312	147,312
Subtotal	288,572	256,329
Less accumulated depreciation	(212,963)	(178,246)
Total	$75,609	$78,083

Depreciation expense for the years ended December 31, 2011 and 2010 was $34,717 and $34,022, respectively.  Depreciation expense for the period from inception February 18, 1998 through December 31, 2011 was $494,899.

5.	Convertible notes and warrants

Convertible debentures consist of the following:

	Maturity dates	December 31, 2011	December 31, 2010
2008 Winter Offering	December 5, 2009	—	6,697
2009 Spring Offering	April 30, 2010	—	6,455
2009 Wellfleet Offering	September 28, 2012	—	27,011
2009 Fall Offering	January 15, 2012	11,456	37,409
2010 Fall Offering #2	November 30, 2011	—	386,760
2011 Winter Offering	February 28, 2012	88,000	—
2011 Spring Offering	May 31, 2012	—	—
2011 Summer Offering	July 31, 2012	—	—
2011 Fall Offering #1	October 15, 2012	104,500	—
2011 Fall Offering #2	December 15, 2012	1,516,504	—
Sub-total		1,720,460	464,332
Less, debt discount		(1,550,918)	(387,385)
Convertible debentures, net		$169,542	$76,947

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

As of December 31, 2011, investors have converted $524,700 of the Convertible Notes into 3,086,470 shares of the Company’s common stock.  As of December 31, 2011, there was no outstanding balance.

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

As of December 31, 2011, investors have converted $181,500 of the Convertible Notes plus penalty and interest of $7,538 into 679,768 shares of the Company’s common stock.  As of December 31, 2011, there was no balance outstanding

2009 Wellfleet Offering

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

As of December 31, 2011 investors have converted $75,000 of the Convertible Notes plus $1,750 of accrued interest into 307,000 shares of the Company’s common stock.   At December 31, 2011 there was no outstanding balance.

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

The Company determined that the fair value of the warrant liability at issuances to be $3,027,815 based upon a weighted average Black-Scholes-Merton calculation (See Note 8), of which, $654,978 was recorded on December 31, 2009 and $2,372,837 was recorded on January 15, 2010.  The Company recorded the full value of the derivative of $2,372,837 as a liability at issuance with an offset to valuation discount. As the fair value of the liability of $2,372,837 exceeded the note value of $1,243,625, the excess of the liability over the note amount of $1,129,212 was considered to be cost of the private placement and was recorded during the period.  The fair value of the warrant liability as of December 31, 2011 was $1,251,773 (see Note 7).

As of December 31, 2011, investors have converted $1,578,125 of the Convertible Notes plus interest of $11,502 into 6,358,507 shares of the Company’s common stock.  The outstanding balance at December 31, 2011 was $11,456 which includes $1,456 in accrued interest.

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

The Company received $805,330 in net proceeds in the Winter 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Winter 2010 Offering Warrants issued were valued at $476,268 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of 1.02; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $329,062.  As of December 31, 2011, the aggregate value of the Winter 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $80,533 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of December 31, 2011, investors have converted $885,863 of the Convertible Notes into 2,214,657 shares of the Company’s common stock.  There was no outstanding balance at December 31, 2011.

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

The Company received $130,000 in net proceeds in the Spring 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Spring 2010 Offering Warrants issued were valued at $62,730 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .41; dividend yield of 0%; volatility factors of the expected market price of common stock of 110%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $67,270.  As of December 31, 2011, the aggregate value of the Spring 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $13,000 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of December 31, 2011, investors have converted $143,000 of the Convertible Notes into 357,000 shares of the Company’s common stock.  There was no outstanding balance at December 31, 2011.

2010 Summer Offering

From June 14, 2010 to July 31, 2010, the Company conducted and concluded a private offering (the “Summer 2010 Offering”) consisting of up to $500,000 aggregate face amount of its convertible notes (the “ Summer 2010 Notes). A total of $392,150 Summer 2010 Notes were sold to twenty six accredited investors for an aggregate purchase price of $356,500.  While the stated interest rate on the Summer 2010 Notes is 0%, the actual interest rate on the Summer 2010 Notes is 10% per annum. The Summer 2010 Notes mature on the first anniversary of the closing of this offering and will be convertible, at the option of the noteholder, into up to 1,568,600 shares of our common stock at a conversion price of $0.25 per share (the “Conversion Price”).

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

The Company received $356,500 in net proceeds in the Summer 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Summer 2010 Offering Warrants issued were valued at $209,512 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .55; dividend yield of 0%; volatility factors of the expected market price of common stock of 132%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $146,988.  As of December 31, 2011, the aggregate value of the Summer 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $35,650 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of December 31, 2011, investors have converted $392,150 of the Convertible Notes into 1,568,600 shares of the Company’s common stock.  There was no outstanding balance at December 31, 2011.

2010 Fall Offering

From August 10, 2010 to September 30, 2010, the Company conducted and concluded a private offering (the “Fall 2010 Offering”) consisting of up to $600,000 aggregate face amount of its convertible notes (the “Fall 2010 Notes). A total of $174,482 Fall 2010 Notes were sold to ten accredited investors for an aggregate purchase price of $158,620.  While the stated interest rate on the Fall 2010 Notes is 0%, the actual interest rate on the Fall 2010 Notes is 10% per annum. The Fall 2010 Notes mature on the first anniversary of the closing of this offering and will be convertible, at the option of the noteholder into 697,928 shares of the Company’s common stock at a conversion price of $0.25 per share (the “Conversion Price”).

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

The Company received $158,620 in net proceeds in the Fall 2010 Offering which was used for general corporate purposes and working capital. The aggregate value of the Fall 2010 Offering Warrants issued were valued at $88,113 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .42; dividend yield of 0%; volatility factors of the expected market price of common stock of 135%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $70,507.  As of December 31, 2011, the aggregate value of the Fall 2010 Offering Warrants, the beneficial conversion feature and the transaction fees of $15,862 are considered as debt discount and were fully amortized in conjunction with the conversion of the notes.

As of December 31, 2011, investors have converted $174,482 of the Convertible Notes into 697,928 shares of the Company’s common stock.  At December 31, 2011 there was no outstanding balance.

2010 Fall Offering #2

From October 4, 2010 to November 30, 2010, the Company conducted and concluded a private offering (the “Fall 2010 Offering #2”) consisting of up to $3,000,000 aggregate face amount of its convertible notes (the “ Fall 2010 Notes). A total of $940,347 Fall 2010 #2 Notes were sold to ten accredited investors for an aggregate purchase price of $854,861.  While the stated interest rate on the Fall 2010 #2 Notes is 0%, the actual interest rate on the Fall 2010 #2 Notes is 10% per annum. The Fall 2010 #2 Notes mature on the first anniversary of the closing of this offering and will be convertible, at the option of the noteholder into 3,761,386 shares of the Company’s common stock at a conversion price of $0.25 per share (the “Conversion Price”).

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

The Company received $854,861 in net proceeds in the Fall 2010 #2 Offering which was used for general corporate purposes and working capital. The aggregate value of the Fall 2010 #2 Offering Warrants issued were valued at $436,986 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .27; dividend yield of 0%; volatility factors of the expected market price of common stock of 121%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature of $417,875.  As of December 31, 2011, the aggregate value of the Fall 2010 #2 Offering Warrants, the beneficial conversion feature and the transaction fees of $85,486 are considered as debt discount and will be amortized over the life of the notes.

As of December 31, 2011, investors have converted $940,347 of the Convertible Notes into 3,761,386 shares of the Company’s common stock.  There was no outstanding balance at December 31, 2011.

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

As of December 31, 2011, investors have converted $2,500,422 of the Convertible Notes into 10,001,688 shares of the Company’s common stock. The outstanding balance at December 31, 2011 was $88,000.

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

As of December 31, 2011, investors have converted $1,469,550 of the Convertible Notes into 5,878,200 shares of the Company’s common stock.  There was no outstanding balance at December 31, 2011.

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

The Company received $443,439 in net proceeds in the 2011 Summer Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Summer Offering Warrants issued were valued at $172,856 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .20; dividend yield of 0%; volatility factors of the expected market price of common stock of 115%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature valued at $270,583.  The aggregate value of the 2011 Summer Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $44,344 are considered as debt discount and were amortized in full upon conversion of the notes. The amortization recorded during the period amounted to $487,783.

As of December 31, 2011, investors have converted $487,783 of the Convertible Notes into 1,951,132 shares of the Company’s common stock.  There was no outstanding balance as of December 31, 2011.

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

The Company received $155,000 in net proceeds in the 2011 Fall Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Falll Offering Warrants issued were valued at $50,958 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .28; dividend yield of 0%; volatility factors of the expected market price of common stock of 112%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature valued at $104,242.  The aggregate value of the 2011 Fall Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $15,520 are considered as debt discount and were amortized in full upon conversion of the notes. The amortization recorded during the period amounted to $87,992.

As of December 31, 2011, investors have converted $66,220 of the Convertible Notes into 264,880 shares of the Company’s common stock. The outstanding balance at December 31, 2011 was $104,500.

2011 Fall#2 Offering

From October 24, 2011 through December 13, 2011, the Company conducted a private offering (the “Fall#2 2011 Offering”) of up to $2,200,000 aggregate face amount of its convertible notes (the “Fall#2 2011  Notes”). A total of $1,516,504 aggregate face amount of the Fall#2 2011 Notes have been sold for an aggregate purchase price of $1,378,640. While there is no stated interest rate on the Fall#2 2011 Notes, the implied effective interest rate on the Fall#2 2011 Notes is 10% per annum. The Fall#2 2011 Notes mature on the first anniversary of their date of issuance. The Fall #2 2011 Notes are convertible, at the option of the note holder, into 6,066,016 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Fall#2 2011 Offering will receive, for no additional consideration, a warrant (the “Fall#2 2011 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Fall#2 2011 Notes are convertible (the “Warrant Shares”).  Each Fall#2 2011 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 6,066,016 Warrant Shares are initially issuable to date on exercise of the Fall#2 2011 Warrants.

The Company received $1,378,640 in net proceeds in the 2011 Fall#2 Offering which was used for general corporate purposes and working capital. The aggregate value of the 2011 Fall#2 Offering Warrants issued were valued at $650,823 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .24; dividend yield of 0%; volatility factors of the expected market price of common stock of 112%; and an expected life of two years (statutory term) and vest immediately upon issuance.  The Company also determined that the notes contained a beneficial conversion feature valued at $727,817.  The aggregate value of the 2011 Fall#2 Offering Warrants, the beneficial conversion feature and the implied discount and transaction fees of $137,864 are considered as debt discount and were amortized in full upon conversion of the notes. The amortization recorded during the period amounted to $63,188.

As of December 31, 2011, there was no note conversion to common stock. The outstanding balance at December 31, 2011 was $1,516,504.

6.	Research and Development

The Company has a research and development testing facility in Midwest, Wyoming, located at the U.S. Department of Energy Rocky Mountain Oilfield Testing Center, Naval Petroleum Reserve #3.  The Company constructs the AOT technology prototypes with the help of various third party entities, located in Casper, Wyoming.  The Company has purchased test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment and other related equipment for the purposes of evaluating and testing its AOT prototypes.

The Company has research and development facilities in Morgan Hill, California. The Company has tested ELEKTRA technologies and legacy products incorporating our ZEFS, MK IV for multiple makes and models diesel engines, motorbikes, boats, generators, lawnmowers and other small engines.  The Company has purchased test vehicles, test engines and testing equipment. The Company incurred expenses of $1,130,283 and $427,982 for the years ended December 30, 2011 and 2010, respectively, on its research and development activities, and $7,444,997 from February 18, 1998 (inception) to December 31, 2011.

Temple University License Agreements

The Company has entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results. Pursuant to the R & D Agreement, the Company will make payments to Temple University in the aggregate amount of $500,000. At December 31, 2011 the Company has completed payment in full of $500,000 under the R & D Agreement.

On August 9, 2011, Save The World Air, Inc. (the “Company”) and Temple University (“Temple”) entered into two (2) Exclusive License Agreements (collectively, the “License Agreements”) relating to Temple’s patent applications, patents and technical information pertaining to technology associated with an electric and/or magnetic field assisted fuel injector system (the “First Temple License”), and to technology to reduce crude oil viscosity (the “Second Temple License”).  The License Agreements are exclusive and the territory licensed to the Company is worldwide and replace previously issued License Agreements.

Pursuant to the two licensing agreements, the Company agreed to pay Temple the following: (i) non-refundable license maintenance fee of $300,000; (ii) annual maintenance fees of $187,500; (iii) royalty fee ranging from 4% up to 7% from revenues generated from the licensing agreements; and (iv) 25% of all revenues generated from sub-licensees to secure or maintain the sub-license or option thereon. Temple also agreed to cancel $37,500 of the amount due if the Company agrees to fund at least $250,000 in research or development of Temple’s patent rights licensed to the Company. The term of the licenses commences in August 2011 through the expiration of the patents contemplated thereunder, or unless sooner terminated under terms of the licensing agreements.

As of December 31, 2011, the Company recorded the entire $300,000 non-refundable license maintenance fee as part of its research and development costs, of which, $200,000 was paid in November 2011 and $100,000 was subsequently paid in February 2012. Further, the Company also accrued $78,125 of the annual maintenance fees of $187,500 which will become due in August 2012.

As of December 31, 2011, there were no revenues generated from these two licenses nor the Company has made a determination to provide the $250,000 funding in research or development to Temple’s patent rights licensed to the Company.

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

The derivative liabilities were valued using a probability weighted average series of Black-Scholes-Merton models as a valuation technique with the following assumptions:

		Fair Value of Warrants
	No. of Warrants	December 31, 2010	2011 Issuance	December 31, 2011
Risk-free interest rate		0.61%	–	0.12%
Expected volatility		120%	–	92%
Expected life (in years)		1.75 – 2.00	–	.75 – 1.00
Expected dividend yield		0%	–	0%
Fair Value:
2009 Summer Warrants	1,870,000	$804,100	–	$332,998
2009 Wellfleet Warrants	100,000	129,000	–	17,807
2009 Fall Warrants	6,352,500	2,731,575	$–	1,292,334
Total Fair Value	8,322,500	$3,664,675	$–	$1,643,139

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

As of December 31, 2011, The Company re-measured the derivative liabilities and determined the fair value to be $1,585,932.  For the year ended December 31, 2011, the Company recorded an income on the change in the fair value of derivatives of $2,078,743.

8.	Common Stock Transactions

Issuances of Common Stock-2011

During the year ended December 31, 2011 the Company issued an aggregate of 22,820,276 shares of its common stock as follows:

●
During 2011, the Company issued 2,800,000 shares of its common stock for services valued in the aggregate at $862,000. The Company valued the shares at the trading price at the date of the agreements ranging from $0.25 to $0.60 per share.

●
During 2011 the Company issued 19,861,478 shares of its common stock in exchange for conversion of $4,965,370 of Convertible Notes.  The Company valued the shares at $0.25 pursuant to the terms of the convertible note agreement.

●	During 2011, the Company issued 77,778 shares of its common stock for exercised options valued at $0.27 per share or $21,000.

●	During 2011, the Company issued 81,020 shares of its common stock for cashless exercise of warrants.

Issuances of Common Stock-2010

During the year ended December 31, 2010 the Company issued an aggregate of 20,163,798 shares of its common stock as follows:

●	During 2010, the Company issued 3,710,099 shares of its common stock for services valued in the aggregate at $1,385,137. The Company valued the shares at prices ranging from $0.43 to $0.48 per share.

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

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At December 31, 2011, 2,732,108 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at December 31, 2011 was 8.5 years. Stock option activity for the years ended December 31, 2011 and 2010, which includes 3,250,000 options granted outside and prior to the adoption of the Plan, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price

Options, January 1, 2004	13,250,000	$0.11
Options granted	1,172,652	1.03
Options exercised	—	—
Options cancelled	—	—
Options, December 31, 2004	14,422,652	0.18
Options granted	2,085,909	0.92
Options exercised	—	—
Options cancelled	(10,000,000)	0.10
Options, December 31, 2005	6,508,561	0.53
Options granted	1,313,605	1.21
Options exercised	(2,860,000)	0.10
Options forfeited	(962,607)	0.84
Options cancelled	—	—
Options, December 31, 2006	3,999,559	0.99
Options granted	238,679	0.55
Options exercised	—	—
Options forfeited	(49,793)	1.96
Options cancelled	—	—
Options, December 31, 2007	4,188,445	$0.95
Options granted	2,700,000	0.28
Options exercised	—	—
Options forfeited	(2,287,220)	1.00
Options cancelled	—	—
Options, December 31, 2008	4,601,225	$0.53
Options granted	333,333	0.30
Options exercised	(83,333)	0.27
Options forfeited	—	—
Options cancelled	—	—
Options, December 31, 2009	4,851,225	$0.52
Options granted	181,818	0.55
Options exercised	(195,555)	0.27
Options forfeited	—	—
Options cancelled	—	—
Options, December 31, 2010	4,837,488	$0.52
Options granted	19,800,000	0.26
Options exercised	(77,778)	0.27
Options forfeited	(310,000)	0.76
Options cancelled	(181,818)	0.55
Options, December 31, 2011	24,067,892	$0.30

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of December 31, 2011 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	23,740,346	8.6	$0.29	6,140,346	$0.40
$ 1.00 - $ 1.99	327,546	3.4	$1.25	327,546	$1.25
	24,067,892		$0.30	6,467,892	$0.45

As of December 31, 2011 the market price of the Company’s stock was $0.37 per share. Future compensation expense on the options which were not exercisable at December 31, 2011 is $5,581,289. At December 31, 2011 the aggregate intrinsic value of the options outstanding was $2,501,667.

 During the year ended December 31, 2011, the Company granted 17,600,000 options to Cecil Bond Kyte, its chairman and chief executive officer. The options have an exercise price of $0.25 per share, vest over a five year period, and expire ten years from date of grant.   Twenty percent of the options shall vest on each of the first five anniversary dates.  In the event of a change of control of the Company, all unvested options shall vest on the date of the change of control.  During the year ended December 31, 2011, the Company amortized $1,252,942 of compensation cost based on the vesting of the options.  Future unamortized compensation expense on the outstanding options at December 31, 2011 is $5,581,289.

During the year ended December 31, 2011, the Company granted 2,200,000 options to certain of its director and officers. The options have an exercise price of $0.30 per share, vest immediately and expire ten years from date of grant. The options were valued at $541,134 or $0.25 per share using Black-Scholes-Merton valuation model and were expensed at the time of grant.  The options have an exercise price of $0.30 per share, vesting immediately and expire in ten years from date of grant.

During the year ended December 31, 2011, the Company recognized amortization expense of $8,058 based upon its vesting of option granted to an employee in prior years.

Black-Scholes value of options

During the years ended December 31, 2011 and 2010, the Company valued options for pro-forma purposes at the grant date using the Black-Scholes-Merton valuation model with the following average assumptions:

	2011	2010

Expected life (years)	6.00	5.50
Risk free interest rate	1.95%	3.63%
Volatility	141.97%	129.95%
Expected dividend yield	0.00%	0.00%

The weighted average fair value for options granted in 2011 and 2010 were $0.37 and $0.53, respectively.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in Note 9).

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2004	14,252,414	0.48
Warrants granted	2,372,500	1.27
Warrants exercised	(960,500)	0.20
Warrants cancelled	—	—
Warrants outstanding, December 31, 2004	15,664,414	0.62
Warrants granted	5,198,574	1.16
Warrants exercised	(50,500)	0.99
Warrants cancelled	(20,000)	1.50
Warrants outstanding, December 31, 2005	20,792,488	0.75
Warrants granted	3,624,894	1.28
Warrants exercised	(2,328,452)	0.68
Warrants cancelled	(1,191,619)	1.46
Warrants outstanding, December 31, 2006	20,897,311	$0.81
Warrants granted	3,602,701	0.64
Warrants exercised	—	—
Warrants cancelled	(6,580,984)	1.06
Warrants outstanding, December 31, 2007	17,919,028	$0.67
Warrants granted	3,931,708	0.42
Warrants exercised	(1,064,650)	0.50
Warrants cancelled	(10,386,083)	0.56
Warrants outstanding, December 31, 2008	10,400,003	$0.70
Warrants granted	5,247,276	0.36
Warrants exercised	—	—
Warrants cancelled	(2,300,515)	0.95
Warrants outstanding, December 31, 2009	13,346,764	$0.52
Warrants granted	14,058,032	0.32
Warrants exercised	—	—
Warrants cancelled	(4,425,728)	0.53
Warrants outstanding, December 31, 2010	22,979,068	$0.52
Warrants granted	29,781,916	0.30
Warrants exercised	(224,000)	0.47
Warrants cancelled	(3,430,704)	0.56
Warrants outstanding, December 31, 2011	49,106,280	$0.32

In August 2011, the Company granted a warrant to an employee to purchase 2,000,000 shares of its common stock pursuant to an employment agreement.  The warrant is exercisable at $0.30/share, vests over five years and will expire in ten years from grant date.  Total fair value of the warrant was determined to be $486,202 at the date of grant using a Black-Scholes Merton valuation model with the following assumptions: risk-free interest rate of 2.05%; dividend yield of 0%; volatility of 126%; and an expected life of seven years.  During the year ended December 31, 2011, the Company recognized amortization expense of $69,457 based upon vesting of the warrants.

In December 2011, the Company granted a warrant to an employee to purchase 1,000,000 shares of its common stock pursuant to a separation agreement.  The warrant is exercisable at $0.30/share, vest immediately and will expire in ten years from grant date.  Total fair value of the warrant was determined to be $369,370 at the date of grant using a Black-Scholes Merton valuation model with the following assumptions: risk-free interest rate of 1.89%; dividend yield of 0%; volatility of 196%; and an expected life of ten years.  During the year ended December 31, 2011, the Company recognized the full value of the warrant.

During the year ended December 31, 2011, the Company granted warrants to consultants to purchase 1,850,000 shares of its common stock.  The warrants have an average exercise price of $0.31/share, vests over a period up to three years and will expire in one to ten years from grant date.  Total fair value of the warrant amounted to $463,898 using the Black-Scholes Merton valuation model with the following average assumptions: risk-free interest rate of 0.71%; dividend yield of 0%; volatility of 136%; and an expected life of four years.  During the year ended December 31, 2011, the Company recognized amortization expense of $411,888 based upon vesting of the warrants.

During the year ended December 31, 2011, the Company granted issued 24,931,916 warrants to acquire share of its common stock in connection of its issuance of convertible notes.  The warrant is exercisable at $0.25/share, fully vested, and will expire in two years for date of grant.  See Note 5.

At December 31, 2011 the price of the Company’s common stock was $0.37 per share and the aggregate intrinsic value of the warrants outstanding was $3,512,888.

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.30 - $ 0.99	48,106,280	1.9	$0.30	46,106,280	$0.30
$ 1.00 - $ 1.99	1,000,000	1.5	$1.00	1,000,000	$1.00
	49,106,280		$0.32	47,106,280	$0.32

Included in the table above are 8,322,500 warrants at an  exercise price of $0.25 per share.  Based upon these warrant agreements, the exercise price may be reduced if the Company sells equity to any person or entity at a price per share or conversion price or exercise price per share which shall be less than the Warrant exercise price in respect of the Warrant Shares then in effect.  The reset of the warrant exercise price gives rise to the characterization of these instruments as derivative liabilities.  (See note 7).

10.	Commitments and contingencies

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Litigation Involving Former Executive Officer

As previously reported, on April 7, 2010, Bruce McKinnon, the former CEO of the Company, and the Company entered into an Agreement Re: Collection on Judgment (“Judgment”) (the “Settlement Agreement”),  wherein McKinnon, among other things, agreed to cease further collection efforts on the Judgment, and the Company, among other things, agreed to satisfy the Judgment for, and McKinnon agreed to accept as full and final satisfaction of the Judgment, subject to certain payment waivers described below, a total amount of $360,000, plus interest of ten percent (10%) per annum from March 15, 2010, on the unpaid balance until paid, payable as follows:  $30,000 on April 7, 2010; $85,000 on or before April 15, 2010; and, $15,000 per month commencing on June 1, 2010, until paid.   As of December 31, 2011, all payments were made on time and the balance has been paid in full.

Employment agreement

Agreement with Cecil Bond Kyte. On January 30, 2009, the Company entered into an employment agreement with Cecil Bond Kyte, pursuant to which he serves as our Chief Executive Officer.  The initial term of the agreement became effective on January 30, 2009 and expires on January 30, 2010 and renews automatically for addition one-year periods unless either party has given notice of non-extension prior to October 30, 2010.  The agreement provides for a base compensation of $200,000 per year.  Mr. Kyte is eligible to participate in the Company’s incentive and benefit plans, including eligibility to receive grants of stock options under the 2004 plan.

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

Amendment To  Kyte Employment Agreement

On March 1, 2011, the Board of Directors (the “Board”) of Save The World Air, Inc. (the “Company”) approved an amendment (the “Amendment”) to the employment agreement between the Company and the Company and Kyte have agreed to an amendment of the Employment Agreement, providing for non-cash performance compensation in the form of nonqualified stock options.

Kyte has agreed to continue to serve in the role of CEO of the Company through at least January 29, 2016 and in furtherance and consideration of the foregoing, the Board determined to amend the Employment Agreement and grant Kyte nonqualified stock options to acquire shares of common stock of the Company under the following terms and conditions:

Stock Option Grant of 17,600,000 Shares at an Exercise Price of  $0.25 per share exercisable for 10 years and will expire on January 30, 2021.  (see Note 9)

            Twenty percent (20%) of the Option shall vest on the first anniversary of the Effective Date; twenty percent (20%) on the second anniversary of the Effective Date; twenty percent (20%) on the third anniversary of the Effective Date; twenty percent (20%) on the fourth anniversary of the Effective Date; and, twenty percent (20%) on the fifth anniversary of the Effective Date;

Amendment #2 to Kyte Employment Agreement

This Second Amendment to Employment Agreement is made and entered into by and between Save The World Air, Inc. and Cecil Bond Kyte effective as of December 1, 2011 with reference to the following:

It is the desire of the Company and Executive to amend the Employment Agreement, pursuant to the terms and conditions of this 2nd Amendment.  Compensation of the Employment Agreement is hereby amended, as follows: Executive shall receive a base salary of $300,000 per year.  The Employment Agreement would remain in full force and effect through at least January 29, 2016, unless the Company determines to terminate the employment agreement.

Leases

In March 2009, the Company entered into a sublease agreement for its executive offices in Santa Barbara, California.  The term of the lease was for $3,520 per month from April 1, 2010 through December 31, 2010 and $3,630 per month from January 1, 2010 to December 31, 2010.  In November 2010, the Company  amended the lease agreement. Pursuant to the amendment, the term of the lease was for $5,830 per month from January 1, 2011 to December 31, 2013.

Total rent expense under this lease and other operating leases in effect during the years ended December 31, 2011 and 2010, was $138,840 and $112,320, respectively.  The following is a schedule by years of future minimum rental payments required under the non-cancellable operating leases as of December 31, 2011.

Years Ending December 31,
2011	$69,960
2012	69,960
2013	69,960

Total	$209,880

11.	Income taxes

The Company did not record an income tax provision for 2011 and 2010, other than $800 for the minimum state tax provision. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2011	2010

Computed tax provision (benefit) at federal statutory rate (34%)	$(1,175,000)	$(1,918,000)
State income taxes, net of federal benefit	(305,000)	(170,000)
Permanent items	0	0
Valuation allowance	1,480,800	2,088,800
Income tax provision	$800	$800

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31, 2011	December 31, 2010
Net operating loss carry forwards	13,700,000	12,200,000
Valuation allowance	(13,700,000)	(12,200,000)
Total deferred taxes net of valuation allowance	$—	$—

As of December 31, 2011, the Company had net operating losses available for carry forward for federal tax purposes of approximately $34 million expiring beginning in 2019. These carry forward benefits may be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

As of December 31, 2011, the Company has recorded a $13,900,000 valuation allowance against a portion of its deferred tax assets, since at that time it was believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2011 and 2010, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2011, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2011 or 2010.

12.	Subsequent events

2011 Fall#3 Offering

From December 19, 2011 through January 15, 2012, the Company  conducted a private offering (the “Fall#3 2011 Offering”) of up to $3,000,000 aggregate face amount of its convertible notes (the “Fall#3 2011  Notes”). A total of $1,020,734 aggregate face amount of the Fall#3 2011  Notes were sold for an aggregate purchase price of $927,940.  While the stated interest rate on the Fall#3 2011 Notes is 0%, the actual interest rate on the Fall#3 2011 Notes is 10% per annum. The Fall#3 2011 Notes mature on the first anniversary of their date of issuance. The Fall#3 2011 Notes are convertible, at the option of the noteholder, into 4,082,936 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Fall#3 2011 Offering received, for no additional consideration, a warrant (the “Fall#3 2011 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Fall#3 2011 Notes are convertible (the “Warrant Shares”).  Each Fall#3 2011 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 4,082,936 Warrant Shares are initially issuable to date on exercise of the Fall#3 2011 Warrants.

2012 Winter Offering

From January 24, 2012 through February 3, 2012, the Company  conducted a private offering (the “Winter 2012 Offering”) of up to $2,000,000 aggregate face amount of its convertible notes (the “Winter 2012  Notes”). A total of $451,550 aggregate face amount of the Winter 2012  Notes were sold for an aggregate purchase price of $410,500.  While the stated interest rate on the Winter 2012 Notes is 0%, the actual interest rate on the Winter 2012 Notes is 10% per annum. The Winter 2012 Notes mature on the first anniversary of their date of issuance. The Winter 2012 Notes are convertible, at the option of the noteholder, into 1,806,200 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the Winter 2012 Offering received, for no additional consideration, a warrant (the “Winter 2012 Warrants”), entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the Winter 2012 Notes are convertible (the “Warrant Shares”).  Each Winter 2012 Warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 1,806,200 Warrant Shares are initially issuable to date on exercise of the Winter 2012 Warrants.

Increase in Outstanding Shares

During the period from January 1, 2012 through March 15, 2012, the Company issued 6,436,764 shares of its common stock.  This was comprised of the following:

The Company issued 5,936,764 shares of its common stock upon conversion of $1,484,191 of debt to its existing convertible note holders.

The Company issued 500,000 shares of its common stock per consulting agreement with Integra Consulting Group, LLC, valued at $150,000.  The shares were valued at the trading price at the date of the agreement.

Employment Agreement Chief Financial Officer

On February 1, 2012, the Company entered into a five year  employment agreement with Greggory M. Bigger as the Company’s Chief Financial Officer.  Pursuant to the agreement, Mr. Bigger will receive an annual salary of $120,000 and options to purchase 4,000,000 shares of common stock at $0.25 per share.  The options valued at $1,207,193 using the Black-Scholes Option Pricing model vest over five years and will expire on  February 1, 2022.