Form 10-Q
period 2012-03-31
SAVE THE WORLD AIR INC
filed 2012-05-11
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 4, 2012 was 127,472,698

SAVE THE WORLD AIR, INC.

FORM 10-Q

PART I

Item 1. Financial Statements

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS

Cash	$1,031,980	$617,797
Other current assets	87,238	77,907
Total current assets	1,119,218	695,704
Property and Equipment, net of accumulated depreciation of $222,042 and $212,963 at March 31, 2012 and December 31, 2011, respectively	73,451	75,609
Other assets	10,330	10,330
Total assets	$1,202,999	$781,643

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable-related parties	$53,778	$63,003
Accounts payable-license agreements	125,000	178,125
Accounts payable-other	541,493	478,402
Accrued expenses	851,952	1,060,162
Accrued professional fees	131,486	294,552
Convertible debentures, net-of-discount	206,497	169,542
Fair value of derivative liabilities	2,782,616	1,643,139
Total current liabilities	4,692,822	3,886,925

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 125,361,898 and 114,273,470, shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	125,362	114,274
Additional paid-in capital	71,144,632	66,069,911
Deficit accumulated during the development stage	(74,759,817)	(69,289,467)
Total stockholders’ deficiency	(3,489,823)	(3,105,282)
Total liabilities and stockholders’ deficiency	$1,202,999	$781,643

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			Inception
			(February 18,
	Three months ended March 31,		1998) to March 31,
	2012	2011	2012

Net sales	$-	$-	$69,000
Cost of goods sold	-	-	24,120
Gross profit	-	-	44,880
Operating expenses	1,937,905	1,082,984	46,082,540
Research and development expenses	167,466	471,355	7,612,463
Non-cash patent settlement cost	-	-	1,610,066
Loss before other income	(2,105,371)	(1,554,339)	(55,260,189)
Other income (expense)
Other income	13,591	65,363	205,563
Interest income	-	-	16,342
Interest and financing expense	(2,462,867)	(591,412)	(19,139,484)
Change in fair value of derivative liabilities	(1,139,477)	1,217,597	988,724
Costs of private placement	-	-	(1,640,715)
Costs to induce conversion of notes	-	-	(469,043)
Loss on disposition of equipment	-	-	(14,426)
Settlement of Debt Due Morale/ Matthews	-	-	(927,903)
Settlement of litigation and debt	223,774	-	1,488,796
Loss before provision for income taxes	(5,470,350)	(862,791)	(74,752,335)
Provision for income taxes	-	-	7,482
Net loss	$(5,470,350)	$(862,791)	$(74,759,817)
Net loss per common share, basic and diluted	$(.05)	$(.01)
Weighted average common shares outstanding, basic and diluted	118,213,662	92,826,589

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

	Price Per	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Capital	Stage	Deficiency
Balance, December 31, 2011		$114,273,470	$114,274	$66,069,911	$(69,289,467)	$(3,105,282)
Common stock issued for convertible debt	$.25	9,702,844	9,703	2,416,008	-	2,425,711
Common stock issued upon exercise of warrants	$.40	867,250	867	346,033	-	346,900
Fair value of options and warrants issued as compensation	-	-	-	564,992	-	564,992
Common stock issued upon exercise of options	$.27	18,334	18	4,932	-	4,950
Common stock issued for services	$.30	500,000	500	149,500	-	150,000
Fair value of warrants issued to consultants	-	-	-	238,276	-	238,276
Fair value of warrants and beneficial conversion feature of issued convertible notes	-	-	-	1,354,980	-	1,354,980
Net loss for the three months ended March 31, 2012	-	-	-	-	(5,470,350)	(5,470,350)
Balance, March 31, 2012		125,361,898	$125,362	$71,144,632	$(74,759,817)	$(3,489,823)

See notes to condensed consolidated financial statements

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Inception (February 18, 1998)
	Three Months Ended March 31,		to March, 31
	2012	2011	2012
Cash flows from operating activities
Net Loss	$(5,470,350)	$(862,791)	$(74,759,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	-	-	505,000
Settlement of litigation and debt	(223,774)	(65,363)	(1,562,028)
Settlement of debt due Morale/Matthews	-	-	927,903
Stock based compensation expense	564,992	254,326	6,741,109
Issuance of common stock for services	150,000	-	8,184,788
Issuance of options for legal settlement	-	-	31,500
Issuance of warrants for legal settlement	-	-	4,957
Issuance of warrants for financing fees	-	-	153,501
Issuance of warrants for consulting fees	238,276	-	776,164
Increase in convertible notes related to default	-	948	299,274
Interest on related party loans	-	-	22,305
Patent acquisition cost	-	-	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	2,462,666	582,799	18,596,743
Fair value of common stock and warrants issued to induce conversion of notes	-	-	469,043
Costs of private placement convertible notes	-	-	1,640,715
Change in fair value of derivative liability	1,139,477	(1,217,597)	(988,724)
Amortization of deferred compensation	-	-	3,060,744
Loss on disposition of assets	-	-	14,426
Depreciation and amortization of leasehold improvements	9,079	8,074	503,978
Bad debt	-	-	1,300
Changes in operating assets and liabilities:
Accounts receivable	-	-	(1,380)
Prepaid expenses and other	(9,331)	(12,785)	(87,157)
Other assets	-	(5,830)	(10,330)
Accounts payable and accrued expenses	(50,671)	124,436	4,977,179
Accounts payable – license agreements	(53,125)	(656,422)	(526,137)
Accounts payable – related parties	(9,225)	(167,610)	(39,225)
Net cash used in operating activities	(1,251,986)	(2,017,815)	(29,454,103)
Cash flows from investing activities
Purchase of equipment	(6,921)	-	(605,783)
Proceeds from sale of equipment	-	-	17,478
Net cash used in investing activities	(6,921)	-	(588,305)
Cash flows from financing activities
Net proceeds under equity line of credit	-	-	1,262,386
(Decrease) increase in payables to related parties and stockholder	-	(23,943)	536,979
Advances from founding executive officer	-	-	517,208
Net proceeds from issuance of convertible notes and warrants	1,321,240	2,251,831	17,886,288
Repayment of convertible notes	-	-	(296,397)
Proceeds from sale of stock and exercise of warrants and options	351,850	13,500	11,167,924
Net cash provided by financing activities	1,673,090	2,241,388	31,074,388
Net (decrease) increase in cash	414,183	223,573	1,031,980
Cash, beginning of period	617,797	101,645	-
Cash, end of period	$1,031,980	$325,218	$1,031,980

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(continued)

	Three Months Ended March 31,		Inception (February 18, 1998) to March 31,
	2012	2011	2012
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$201	$6,607	$171,581
Income taxes	$-	$-	$7,482
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$-	$-	$505,000
Deferred compensation for stock options issued for services	-	-	3,202,931
Purchase of property and equipment financed by advance from related party	-	-	3,550
Conversion of related party debt to equity	-	-	515,000
Issuance of common stock in settlement of payable	-	-	247,584
Cancellation of stock	-	-	8,047
Conversion of accounts payable and accrued expenses to common stock	-	-	612,521
Conversion of accounts payable and accrued expenses to convertible debentures	33,740	101,280	671,215
Conversion of related party debt to convertible debentures	-	-	72,500
Conversion of convertible debentures to common stock	2,425,711	402,481	18,177,062
Issuance of shares for settlement of loans and other payable to Morale/Matthews	-	-	2,783,711
Write off of deferred compensation	-	-	142,187
Fair value of derivative liability recorded as note discount	-	-	2,130,625
Proceeds of exercise of options applied to accounts payable	-	7,500	67,500
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	1,354,980	2,353,111	15,267,713

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

1.  Organization and basis of presentation

Description of business

Save the World Air, Inc. (“STWA” or “Company”) designs, licenses and develops products to reduce operational costs for oil pipelines, and improve fuel economy and reduce emissions from diesel-powered internal combustion engines.  The Company is a green technology company that leverages a suite of patented, patent-pending and licensed intellectual properties related to the treatment of fuels. Technologies patented by or licensed to us utilize either magnetic or uniform electrical fields to alter physical characteristics of fuels and are designed to create cleaner combustion or improve efficiency of crude oil pipeline transportation. Cleaner combustion has been shown to improve performance, enhance fuel economy and/or reduce harmful emissions in laboratory testing.

The Company was incorporated on February 18, 1998, as a Nevada corporation, under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999, following the acquisition of marketing and manufacturing rights of the ZEFS technologies. Our executive offices are at 735 State Street, Suite 500, Santa Barbara, California 93101.  The telephone number is (877) USA-STWA. Our research and development facility is at 235 Tennant Avenue, Morgan Hill, California 95037. The corporate website is www.stwa.com.  The Company’s common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board

The Company’s technology has two commercial applications; AOT™ (Applied Oil Technology) and ELEKTRA™ and legacy technologies of ZEFS and MK IV.  AOT™ and ELEKTRA™ are nearing the end of the product development cycle, which we believe will culminate at the U.S. Department of Energy’s Rocky Mountain Oilfield Testing Center (RMOTC). We believe the testing of AOT™ at the RMOTC will determine the value of savings the product presents at full scale operation on an active pipeline.

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

The condensed consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC. These interim financial statements should be read in conjunction with that report.

Going concern

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of $74,759,817 from February 18, 1998 (Inception) through March 31, 2012. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $5,470,350 and a negative cash flow from operations of $1,251,986 for the three months ended March 31, 2012, and had a working capital deficiency (excluding derivative liabilities) of $790,988 and a stockholders' deficiency of $3,489,823 at March 31, 2012. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2011 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company’s operations from inception, February 18, 1998 to March 31, 2012 have been funded through issuances of its common stock and convertible notes. As of March 31, 2012, the Company raised an aggregate of $29,054,212 of which $17,886,288 was from the sale of convertible notes.  As of March 31, 2012, the outstanding balance of convertible notes was $784,553, of which $324,643 was issued during the current period. The Company expects substantially all of the outstanding notes will be converted into shares of common stock of the Company. (see “Note 11 Subsequent events”).

On March 31, 2012, the Company had cash on hand in the amount of $1,031,980.  In addition to the funds on hand, the Company will require additional funds to continue to operate our business. This includes expenses we will incur in connection with license agreements; product development and commercialization of the AOT and ELEKTRA technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, the Company has contractual commitments for salaries to its executive officers pursuant to employment agreements, consulting fees and Licensing Fees commitment to Temple University, during 2012 and beyond. In light of the Company’s financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. The Company intends to review these measures on an ongoing basis and make additional decisions as may be required.

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

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the three month period ended March 31, 2012 and 2011, the dilutive impact of outstanding stock options of 28,049,558 and 22,177,892 respectively, and outstanding warrants of 52,963,339 and 31,806,292 have been excluded because their impact on the loss per share is anti-dilutive.

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

The Company is required to use observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2012 and 2011.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability-March 31, 2012	$-0-	$-0-	$2,782,616	$2,782,616
Fair value of Derivative Liability-December 31, 2011	$-0-	$-0-	$1,643,139	$1,643,139

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-05 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-08 effective January 1, 2012. We do not believe that the adoption of this new accounting guidance will have a significant effect on our goodwill impairment assessments in the future.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.  Certain relationships and related transactions

Accounts Payable to related parties

As of March 31, 2012 and December 31, 2011, the Company had accounts payable to related parties in the amount of $53,778 and $63,003, respectively. These amounts are unpaid Directors Fees and expenses incurred by officers and directors.

Accrued expense due to related parties

As of March 31, 2012 and December 31, 2011, the Company accrued salaries due to the President and to a former officer of the Company in the amount of $691,515 and $696,515, respectively, and, are included in accrued expenses on the accompanying balance sheet.

The President of the Company has agreed to defer payment of salary for an indefinite period of time. No payment was made during the period ended March 31, 2012 and balance as of March 31, 2012 was $401,515.

A former Chief Financial Officer of the Company has agreed to a monthly payment schedule $10,000 to $15,000 which will end in October 2013 pursuant to a December 2011 Settlement Agreement upon his resignation. During the period ended March 31, 2012, the Company paid $30,000 leaving a balance of $290,000.

4.  Convertible Debentures

Convertible debentures consist of the following:

	March, 2012	December 31, 2011

Convertible debentures	$784,553	$1,720,460

Less, remaining debt discount	(578,056)	(1,550,918)
Convertible debentures, net	$206,497	169,542

From December 13, 2010 through February 3, 2012, the Company conducted private offerings of up to $10,000,000 aggregate face amount of its convertible notes. A total of $7,722,783 aggregate face amount of the notes were sold for an aggregate purchase price of $7,020,711. Through December 31, 2011 $6,239,029 of these notes were sold, of which 4,518,425 were converted during 2011, leaving a balance of convertible notes outstanding of December 31 of $1,720,604. During 2012, the Company sold an additional $1,489,804 of these convertible notes, and an additional $2,425,711 of these notes were converted, leaving a balance of convertible notes outstanding of March 31, 2012 of $784,553. While the stated interest rate on the notes is 0%, the actual interest rate on the notes is 10% per annum. The notes mature on the first anniversary of their respective date of issuance. The notes are convertible, at the option of the note holder, into 36,850,348 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the offerings received, for no additional consideration, a warrant entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the notes are convertible (the “Warrant Shares”).  Each warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 36,850,348 Warrant Shares are initially issuable to date on exercise of the warrants of which 5,959,216 warrants were granted during the period.

During 2012, the Company sold $1,489,804 of  convertible notes for aggregate consideration of $1,354,980, resulting in a discount of $134,824. The aggregate relative value of the warrants issued in the 2012 offerings were valued at $593,208 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .27; dividend yield of 0%; volatility factors of the expected market price of common stock of 121%; and an expected life of two years (statutory term) and vest immediately upon issuance. The Company also determined that the notes contained a beneficial conversion feature of $761,772.  The aggregate value of the 2012 Offering Warrants, the beneficial conversion feature and the note discount are considered as debt discount and will be amortized over the life of the notes.  The value of this debt discount was added to the outstanding debt discount of $1,550,918 as of December 31, 2011.  During the period ended March 31, 2012, the Company amortized $2,462,666 of debt discount, resulting in an unamortized debt discount balance of 578,056 as of March 31, 2012.

As of March 31, 2012, the outstanding balance of the notes was $784,553.

5. Capital stock

During the three months ended March 31, 2012, the Company issued 9,702,844 shares of common stock in exchange for conversion of $2,425,711 of Convertible Notes.

During the three months ended March 31, 2012, the Company issued 867,250 shares of common stock upon exercise of warrants at $0.40 per share and valued at $346,900.

During the three months ended March 31, 2012, the Company issued 500,000 shares of common stock for consulting services at $0.30 per share and valued at $150,000.

During the three months ended March 31, 2012, the Company issued 18,334 shares of common stock upon exercise of options at $0.27 per share and valued at $4,950.

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

Options

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At March 31, 2012, 2,750,442 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company.

On February 1, 2012, the Company issued 4,000,000 options to its Chief Financial Officer. The options have an exercise price of $0.25 per share, vest over a four year period, and expire ten years from date of grant. Twelve and a half percent vested immediately, twelve and a half percent will vest on the first anniversary date, and twenty-five percent will vest on the following three anniversary dates.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at March 31, 2012 was 8.5 years. Stock option activity for the period January 1, 2012 to March 31, 2012, was as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	24,067,892	$0.30
Granted	4,000,000	0.25
Exercised	(18,334)	0.27
Forfeited or expired	—	—
Outstanding at March 31, 2012	28,049,558	$0.30	8.5	$7,738,607
Vested and exercisable at March 31, 2012	10,469,558	$0.37	7.9	$2,464,607

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of March 31, 2012 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	27,722,012	8.6	$.28	10,142,012	$0.34
$ 1.00 - $ 1.99	327,546	3.1	1.25	327,546	1.25
	28,049,558	8.5	$0.30	10,469,558	$0.37

During the three months ended March 31, 2012, the Company amortized $517,761 of compensation cost based on the vesting of the options. Future unamortized compensation expense on the outstanding options at March 31, 2012 is $6,270,721.

Black-Scholes-Merton value of options

During the three months ended March 31, 2012 and 2011, the Company valued options for pro-forma purposes at the grant date using the Black-Scholes-Merton pricing model with the following average assumptions:

	March 31,
	2012	2011

Expected life (years)	10.0	10.0
Risk free interest rate	1.27%	1.95%
Volatility	124.90%	134.82%
Expected dividend yield	0.00%	0.00%

Warrants

During the period ended March 31, 2012, the Company granted warrants to consultants to purchase 600,000 shares of its common stock.  The warrants have an average exercise price of $0.26/share, vesting immediately and will expire in two to three years from grant date.  Total fair value of the warrant amounted to $123,734 using the Black-Scholes Merton valuation model with the following average assumptions: risk-free interest rate of 0.23% to 0.37%; dividend yield of 0%; volatility of 112%; and an expected life of two to three years.  During the period ended March 31, 2012, the Company recognized amortization expense of $123,734 based upon vesting of the warrants.

During the period ended March 31, 2012, the Company granted issued 5,959,216 warrants to acquire shares of its common stock in connection of its issuance of convertible notes.  The warrant is exercisable at $0.25/share, fully vested, and will expire in two years for date of grant (See note 4).

The following table summarizes certain information about the Company’s stock purchase warrants from January 1, 2012 to March 31, 2012:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	49,106,280	$0.32
Granted	6,559,216	0.30
Exercised	(867,250)	0.40
Forfeited or expired	(1,834,907)	0.48
Outstanding at March 31, 2012	52,963,339	$0.31	1.7	$13,224,852
Vested and exercisable at March 31, 2012	51,205,006	$0.31	1.7	$12,785,269

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.25 - $ 0.99	51,963,339	1.8	$.30	50,205,006	$0.30
$ 1.00 - $ 1.99	1,000,000	1.2	1.00	1,000,000	1.00
	52,963,339	1.7	$0.31	51,205,006	$0.31

During the three months ended March 31, 2012, The Company amortized $240,422 of the compensation based on the vesting of these warrants. Future unamortized compensation expense on the outstanding warrants at March 31, 2012 is $369,512.

7.  Research and development

The Company has entered into a research and development testing facility in Midwest, Wyoming, located at the U.S. Department of Energy Rocky Mountain Oilfield Testing Center, Naval Petroleum Reserve #3. The Company constructs the AOT technology prototypes with the help of various third party entities, located in Casper, Wyoming. The Company has purchased test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment and other related equipment for the purpose of evaluating and testing its AOT prototypes.

The Company has research and development facilities in Morgan Hill, California. The Company has tested ELEKTRA technologies and legacy products incorporating its ZEFS, MK IV, ELEKTRA for multiple makes and models diesel engines, motorbikes, boats, generators, lawn mowers and other small engines. The Company has purchased test vehicles, test engines and testing equipment.

The Company incurred costs of $167,466 and $471,355 for the three months ended March 31, 2012 and 2011, respectively, on its research and development activities and $7,612,463 from February 18, 1998 (inception) to March 31, 2012.

Temple University Research & Development Agreement

The Company has entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results. Pursuant to the R & D Agreement, the Company will make payments to Temple University in the aggregate amount of $500,000. At March 31, 2012 the Company has completed payment in full of $500,000 under the R & D Agreement.

On August 9, 2011, the Company and Temple University (“Temple”) entered into two (2) Exclusive License Agreements (collectively, the “License Agreements”) relating to Temple’s patent applications, patents and technical information pertaining to technology associated with an electric and/or magnetic field assisted fuel injector system (the “First Temple License”), and to technology to reduce crude oil viscosity (the “Second Temple License”).  The License Agreements are exclusive and the territory licensed to the Company is worldwide and replace previously issued License Agreements.

Pursuant to the two licensing agreements, the Company agreed to pay Temple the following: (i) non-refundable license maintenance fee of $300,000; (ii) annual maintenance fees of $187,500; (iii) royalty fee ranging from 4% up to 7% from revenues generated from the licensing agreements; and (iv) 25% of all revenues generated from sub-licensees to secure or maintain the sub-license or option thereon. Temple also agreed to cancel $37,500 of the amount due if the Company agrees to fund at least $250,000 in research or development of Temple’s patent rights licensed to the Company. As of March 31, 2012, the Company has not made a determination to provide the funding. The term of the licenses commences in August 2011 through the expiration of the patents contemplated thereunder, or unless sooner terminated under terms of the licensing agreements.

As of March 31, 2012, the Company recorded the entire $300,000 non-refundable license maintenance fee as part of its research and development costs, of which, $200,000 was paid in November 2011 and $100,000 was subsequently paid in February 2012. Further, the Company also accrued $125,000 of the annual maintenance fees of $187,500 which will become due in August 2012.

As of March 31, 2012, there were no revenues generated from these two licenses nor the Company has made a determination to provide the $250,000 funding in research or development to Temple’s patent rights licensed to the Company.

Effective April 1, 2012 the Company entered into an agreement with Temple University in the amount of $500,000 to be paid over a two year period to engage the University as well as Physics Department Chairman Dr. Rongia Tao. This agreement specifies that the Company and Temple University will work collaboratively regarding further research and development of the AOT device. This agreement allows the Company to have access to Temple University proprietary research and intellectual property.

AOT Testing

In mid-July, 2010, the Company entered into a Letter of Intent with the U.S. Department of Energy-Naval Petroleum Reserve/Rocky Mountain Oilfield Testing Center (RMOTC) in Wyoming. On December 22, 2010, a formal Agreement was entered into with RMOTC for testing of our Applied Oil Technology (AOT). Third-party vendors were used to build the AOT 1.X prototype(s) to be used at for full scale testing purposes. Third-party vendors were also used to furnish hardware, electrical supplies, oil tanks and engineering testing devices, and other testing-related equipment. Costs incurred for the testing during the three months ended March 31, 2012 was $114,562. Testing began in July 2011 and is scheduled to be completed in December 31, 2016.

8. Derivative liability

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The strike price of the warrants issued by the Company in connection with certain convertible note offerings made during 2009 and 2010 in the aggregate of 8,322,500 warrants, exercisable at $.25 per share, contain exercise prices that may fluctuate based on the occurrence of future offerings or events.  As a result, these warrants are not considered indexed to the Company’s own stock.  The Company characterized the fair value of these warrants as derivative liabilities upon issuance.  The FASB’s guidance requires the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a probability weighted average series of Black-Scholes-Merton models as a valuation technique with the following assumptions:

	Fair Value of Warrants
	March 31,2012	December 31, 2011
Risk-free interest rate	0.15%	0.12%
Expected volatility	103%	92%
Expected life (in years)	0.50 – 0.75	0.75 – 1.00
Expected dividend yield	0%	0%
Fair Value:
2009 Summer Warrants	$603,813	$332,998
2009 Wellfleet Warrants	32,289	17,807
2009 Fall Warrants	2,146,514	1,292,334
Total Fair Value	$2,782,616	$1,643,139

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

As of March 31, 2012, the Company re-measured the derivative liabilities and determined the fair value to be $2,782,616. For the three months ended March 31, 2012, the Company recorded a loss on the change in fair value of derivatives of $1,139,477.

9.  Commitments and contingencies

Legal matters

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Lease agreement

The Company entered into a lease agreement with Balboa building on February 1, 2012. This agreement calls for the company to lease suites 215, 216, 217, 218, 219, 220, 221, 229, 230 on the second floor of the Balboa building located at 735 State St. Santa Barbara, Ca. This lease was executed in anticipation of the Company's growth and the need to increase square footage while space is available. The lease agreement calls for a monthly rental of $5,845 which will expire on December 31, 2013.

10.  Other income

The Company’s legal counsel agreed to cancel $223,774 of unpaid legal fees for services rendered as of March 31, 2012.  As a result, the Company recognized a gain of $223,774 during the period ended due to the cancellation of debt.

11.  Subsequent events

Increase in Outstanding Shares

During the period from April 1, 2012 through May 9, 2012, the Company issued 2,110,800 shares of its common stock.  This was comprised of the following:

The Company issued 855,800 shares of its common stock upon conversion of $213,950 of debt to its existing convertible note holders.

The Company issued 255,000 shares of its common stock upon exercise of warrants for aggregate proceeds of $72,000.

The Company issued 1,000,000 shares of its common stock per consulting agreement with Hampton Growth Resources, LLC. The shares will be valued at the trading price at the date of the agreement, which is approximately $370,000.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

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

We have two product lines;  Applied Oil Technology (“AOT”) and ELEKTRA™.

AOT

On July 16, 2010, the Company entered into a Letter of Intent with the U.S. Department of Energy-Naval Petroleum Reserve/Rocky Mountain Oilfield Testing Center (RMOTC) in Wyoming. On December 22, 2010, a formal Agreement was entered into with RMOTC for testing of our Applied Oil Technology (AOT). Third-party vendors and suppliers were used by the Company to provide the facility construction materials and the prototype’s design and fabrication To conduct the testing, the Company was responsible for upgrading the testing facility’s existing infrastructure, located on the Naval Petroleum Reserve #3. Design and engineering began in January 2011 and construction was completed in June 2011.

The AOT Phase II testing program began in July 2011. It is the Company’s belief that the Phase II testing of the prototype will yield important information and data to the Company’s product development team. Costs incurred for the testing during the three months ended March 31, 2012 was $167,466. (See “Item 5 Other information”)

Elektra

The Company’s ELEKTRA technology improves diesel fuel economy in both land and marine diesel engines. The Company’s preliminary experimental prototypes have shown repeatable improvements in fuel economy. Research is being conducted under controlled conditions at the Company’s research facility in Morgan Hill California.

We operate in a highly competitive industry.  Many of our activities are subject to governmental regulation.  We have taken aggressive steps to protect our intellectual property.

There are significant risks associated with our business, our Company and our stock.

We are a development stage Company that generated minimal revenues in 2006 and 2007. We did not generate any sales or revenues from 2008 up to March 31, 2012. Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2011 and will need to raise substantial additional capital in 2012, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently to cover such expenditures.  See “Management’s Discussion and Analysis” below.

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

Our common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board

Results of Operations

We did not generate any revenue for the three-month period ended March 31, 2012 and 2011.

Operating expenses were $1,937,905 for the three-month period ended March 31, 2012, compared to $1,082,984 for the three-month period ended March 31, 2011, an increase of $854,921. This increase is attributable to increases in non-cash expenses of $699,947 and cash expenses of $154,974. Specifically, the increase in non-cash expense is attributable to increases in stocks and warrants given to consultants and employees of $698,942 and depreciation of $1,005. Specifically, the increase in cash expense is attributable to increases in salaries and benefits of $95,923, office and other expenses of $43,385, consulting and professional fees of $15,915, travel and related expenses of $11,294, offset by a decrease in corporate expenses of $11,543.

Research and development expenses were $167,466 for the three-month period ended March 31, 2012, compared to $471,355 for the three-month period ended March 31, 2011, a decrease of $303,889. This decrease is attributable to decreases in product testing, research and supplies of $350,764, offset by an increase in contract fees of $46,875.

Other income and expense were $3,364,979 expense for the three-month period ended March 31, 2012, compared to $691,548 income for the three-month period ended March 31, 2011, an increase in expense of $4,056,527. This increase is attributable to increases in the fair value of derivative liabilities of $2,357,074, interest and financing expense of $1,871,455, offset by an increase in other income of $223,774 due to settlement of debt.

We had a net loss of $5,470,350, or $0.05 per share, for the three-month period ended March 31, 2012, compared to a net loss of $862,791, or $0.01 per share, for the three-month period ended March 31, 2011. We expect to incur additional net loss in the fiscal year ending December 31, 2012 primarily attributable to continued operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

Since its inception, we have been primarily engaged in organizational and pre-operating activities. We have generated insignificant revenues and have incurred accumulated losses of $74,759,817 from February 18, 1998 (Inception) through March 31, 2012. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $5,470,350 and a negative cash flow from operations of $1,251,986 for the three months ended March 31, 2012, and had a working capital deficiency (excluding derivative liabilities) of $790,988 and a stockholders' deficiency of $3,489,823 at March 31, 2012. As a result, our independent registered public accounting firm, in their report on our 2011 consolidated financial statements, raised substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. Our operations from inception, February 18, 1998 to March 31, 2012 have been funded through issuances of our common stock and convertible notes. As of March 31, 2012, we raised an aggregate of $29,054,212 of which $17,886,288 was from the sale of convertible notes. As of March 31, 2012, the outstanding balance of convertible notes was $784,553, of which $324,643 represented convertible note offering which closed on February 3, 2012. We expect substantially all of the outstanding notes will be converted into shares of common stock of the Company (see “Item 5 Other Information”).

On March 31, 2012, we had cash on hand in the amount of $1,031,980.  In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with license agreements; product development and commercialization of the AOT and ELEKTRA technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to one of our executive officers pursuant to an employment agreement, severance payments to a former officer and consulting fees, during 2011 and beyond. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Details of Recent Financing Transactions

From December 13, 2010 through February 3, 2012, the Company conducted private offerings of to $10,000,000 aggregate face amount of its convertible notes. A total of $7,722,783 aggregate face amount of the notes up were sold for an aggregate purchase price of $7,020,711. Through December 31, 2011 $6,239,029 of these notes were sold, of which $4,518,425 were converted during 2011, leaving a balance of convertible notes outstanding of $1,720,604. During 2012, the Company sold an additional $1,489,804 of convertible notes, and an additional $2,425,711 of notes were converted, leaving a balance of convertible notes outstanding of March 31, 2012 of $206,497 net of debt discount of $578,056. While the stated interest rate on the notes is 0%, the actual interest rate on the notes is 10% per annum. The notes mature on the first anniversary of their respective date of issuance. The notes are convertible, at the option of the note holder, into 36,850,348 shares of common stock of the Company (the “Conversion Shares”) at an initial conversion price of $0.25 per share (the “Conversion Price”).

Each of the investors in the offerings received, for no additional consideration, a warrant entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the notes are convertible (the “Warrant Shares”).  Each warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Up to 36,850,348 Warrant Shares are initially issuable to date on exercise of the warrants of which 5,959,216 warrants were granted during the period.

During 2012, the Company sold $1,489,804 of  convertible notes for aggregate consideration of $1,354,980, resulting in a discount of $134,824.

As of March 31, 2012, the outstanding balance of the notes was $784,553.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current baaed on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-05 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-08 effective January 1, 2012. We do not believe that the adoption of this new accounting guidance will have a significant effect on our goodwill impairment assessments in the future.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  were ineffective as of March 31, 2012 due to the material weaknesses in our internal control over financial reporting described below.

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

In light of the material weaknesses in internal control over financial reporting described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles.  Despite material weaknesses in our internal control over financial reporting, we believe that the financial statements included in our Form 10-Q for the period ended March 31, 2012 fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

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

Our Chief Executive Officer, Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on that assessment, we have identified the following material weaknesses and have implemented the following remediation of material weaknesses in internal control over financial reporting:

Lack of segregation of duties

We have limited staff in our corporate offices and, as such, there is a lack of segregation of duties. We are currently developing an internal control procedure manual that will allow for segregation of duties from within the accounting department.

Lack of documented and reviewed system of internal control

We have an internal control weakness due to the lack of a documented and reviewed system of internal control.  We are currently reviewing an implementation process so as to be more in line with Sarbanes-Oxley 302.  We have started to enhance some of our key internal control systems surrounding inventory purchasing and control, and to document those changes; however, this process is on-going and the implementation of policies and procedures may take several quarters.

As a result of the material weaknesses described above, we are currently implementing a process to ensure all invoices and statements of account are reviewed and approved by at least two individuals within the financial department.

We are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete a review during 2012 to comply with the requirements of the SEC, which as required by SEC rules, may include an opinion from our auditors regarding management’s report on internal control over financial reporting for our fiscal year ending 2012.  We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan.  It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, our management with the participation of our Chief Executive Officer and Chief Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2011, which we filed with the SEC on March 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

2011 and 2012 Offering. From December 13, 2010, through February 3, 2012, we conducted a private offering consisting of an aggregate of $7,722,783 of Convertible Promissory Notes. The Notes were sold for an aggregate purchase price of $7,020,711 net proceeds. The Notes are convertible into 30,891,132 shares of our common stock and in addition investors received warrants to purchase up to 30,891,130 shares of our common stock.  (See “Details of Recent Financing Transactions”).

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.

Other Issuances.

During the three months ended March 31, 2012, we issued 9,702,844 shares of common stock in exchange for conversion of $2,425,711 of Convertible Notes.

During the three months ended March 31, 2012, we issued 867,250 shares of common stock upon exercise of warrants at $0.40 per share and valued at $346,000.

During the three months ended March 31, 2012, we issued 500,000 shares of common stock for consulting services at $0.30 per share and valued at $150,000.

During the three months ended March 31, 2012, we issued 18,334 shares of common stock upon exercise of options at $0.27 per share and valued at $4,950.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

 Item 5. Other Information

Increase in Outstanding Shares

During the period from April 1, 2012 through May 9, 2012, the Company issued 2,110,800 shares of its common stock.  This was comprised of the following:

The Company issued 855,800 shares of its common stock upon conversion of $213,950 of debt to its existing convertible note holders.

The Company issued 255,000 shares of its common stock upon exercise of warrants for aggregate proceeds of $72,000.

The Company issued 1,000,000 shares of its common stock per consulting agreement with Hampton Growth Resources, LLC, valued at $370,000.  The shares were valued at the trading price at the date of the agreement.

Sponsored Research Agreement

On March 19, 2012, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with Temple University (“Temple”), whereby Temple, under the direction of Dr. Rongjia Tao, will perform ongoing research related to the Company’s AOT device (the “Project”), for the period April 1, 2012, through April 1, 2014.  All rights and title to intellectual property resulting from Temple’s work related to the Project shall be subject to the Exclusive License Agreements between Temple and the Company, dated August 1, 2011. Intellectual property under the Research Agreement means “… certain inventions and/or discoveries conceived and/or reduced to practice in performance of [the] Project and resulting in patents, divisions, continuations, or substitutions of such patent applications and all reissues thereof, upon which a [Temple] employee or agent is a named inventor."  In exchange for Temple’s research efforts on the Project, the Company has agreed to pay Temple $500,000, payable in quarterly installments of $62,500.

Item 6. Exhibits

Exhibit No.	Description

10.1	Sponsored Research Agreement With Temple University

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Interim Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Interim Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SAVE THE WORLD AIR, INC.

Date: May 10, 2012	By:	/s/ GREGG BIGGER
Gregg Bigger
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Sponsored Research Agreement With Temple University

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Interim Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Interim Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

