Form 10-Q
period 2012-06-30
SAVE THE WORLD AIR INC
filed 2012-08-14
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 6, 2012 was 128,461,034.

SAVE THE WORLD AIR, INC.

FORM 10-Q

PART I

Item 1. Financial Statements

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS

Cash	$59,892	$617,797
Other current assets	37,350	77,907
Total current assets	97,242	695,704
Property and Equipment, net of accumulated depreciation of $231,292 and $212,963 at June 30, 2012 and December 31, 2011, respectively	70,053	75,609
Other assets	10,330	10,330
Total assets	$177,625	$781,643

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable-related parties	$49,328	$63,003
Accounts payable-license agreements	247,100	178,125
Accounts payable-other	384,985	478,402
Accrued expenses-related parties	795,450	812,993
Accrued expenses-other	53,319	247,169
Accrued professional fees	114,442	294,552
Convertible debentures, net-of-discount	251,000	169,542
Fair value of derivative liabilities	1,725,138	1,643,139
Total current liabilities	3,620,762	3,886,925

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 128,016,534 and 114,273,470, shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	128,017	114,274
Additional paid-in capital	72,586,261	66,069,911
Deficit accumulated during the development stage	(76,157,415)	(69,289,467)
Total stockholders’ deficiency	(3,443,137)	(3,105,282)
Total liabilities and stockholders’ deficiency	$177,625	$781,643

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,		Inception (February 18, 1998) to
	2012	2011	2012	2011	June 30, 2012

Net sales	$–	$–	$–	$–	$69,000
Cost of goods sold	–	–	–	–	24,120
Gross profit	–	–	–	–	44,880
Operating expenses	1,921,814	1,428,251	3,859,719	2,511,235	48,004,354
Research and development expenses	183,424	81,213	350,890	552,568	7,795,887
Non-cash patent settlement costs	–	–	–	–	1,610,066
Loss before other income (expense)	(2,105,238)	(1,509,464)	(4,210,609)	(3,063,803)	(57,365,427)

Other income (expense)
Other income (expense)	2,384	(26,913)	15,975	38,450	207,947
Interest income	–	–	–	–	16,342
Interest and financing expense	(351,422)	(3,205,280)	(2,814,289)	(3,796,692)	(19,490,906)
Change in fair value of derivative liabilities	971,902	345,987	(167,575)	1,563,584	1,960,626
Gain on extinguishment of derivative liabilities	85,576	–	85,576	–	85,576
Costs of private placement	–	–	–	–	(1,640,715)
Costs to induce conversion of notes	–	–	–	–	(469,043)
Loss on disposition of equipment	–	–	–	–	(14,426)
Settlement of Debt Due Morale/Matthews	–	–	–	–	(927,903)
Settlement of litigation and debt	–	–	223,774	–	1,488,796

Loss before provision for income taxes	(1,396,798)	(4,395,670)	(6,867,148)	(5,258,461)	(76,149,133)
Provision for income taxes	800	800	800	800	8,282
Net loss	$(1,397,598)	$(4,396,470)	$(6,867,948)	$(5,259,261)	$(76,157,415)
Net loss per share, basic and diluted	$(0.01)	$(0.04)	$(0.06)	$(0.06)
Weighted average common shares outstanding, basic and diluted	127,283,585	100,431,182	122,748,623	91,277,666

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

	Price Per	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Capital	Stage	Deficiency
Balance, December 31, 2011		114,273,470	$114,274	$66,069,911	$(69,289,467)	$(3,105,282)
Common stock issued for convertible debt	$.25	10,930,004	10,930	2,721,571	–	2,732,501
Common stock issued upon exercise of warrants	$.35	1,294,726	1,295	457,205	–	458,500
Fair value of options and warrants issued as compensation	–	–	–	1,453,662	–	1,453,662
Common stock issued upon exercise of options	$.27	18,334	18	4,932	–	4,950
Common stock issued for services	$.35	1,500,000	1,500	518,500	–	520,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	–	1,360,480	–	1,360,480
Net loss for the six months ended June 30, 2012	–	–	–	–	(6,867,948)	(6,867,948)
Balance, June 30, 2012		128,016,534	$128,017	$72,586,261	$(76,157,415)	$(3,443,137)

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Inception (February 18, 1998)
	Six Months Ended June 30,		to June 30,
	2012	2011	2012
Cash flows from operating activities
Net Loss	$(6,867,948)	$(5,259,261)	$(76,157,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	–	–	505,000
Settlement of litigation and debt	(223,774)	(65,363)	(1,562,028)
Settlement of debt due Morale/Matthews	–	–	927,903
Stock based compensation expense	1,245,736	565,248	7,421,853
Issuance of common stock for services	520,000	120,000	8,554,788
Issuance of options for legal settlement	–	–	31,500
Issuance of warrants for legal settlement	–	–	4,957
Issuance of warrants for financing fees	–	–	153,501
Issuance of warrants for consulting fees	207,926	127,064	745,814
Increase in convertible notes related to default	–	1,877	299,274
Interest on related party loans	–	–	22,305
Patent acquisition cost	–	–	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	2,813,959	3,783,405	18,948,036
Fair value of common stock and warrants issued to induce conversion of notes	–	–	469,043
Costs of private placement convertible notes	–	–	1,640,715
Change in fair value of derivative liability	167,575	(1,563,584)	(1,960,626)
Gain on extinguishment of derivative liabilities	(85,576)		(85,576)
Amortization of deferred compensation	–	–	3,060,744
Loss on disposition of assets	–	–	14,426
Depreciation and amortization of leasehold improvements	18,329	16,651	513,228
Bad debt	–	–	1,300
Changes in operating assets and liabilities:
Accounts receivable	–	–	(1,380)
Prepaid expenses and other	40,557	(24,083)	(37,269)
Other assets	–	(2,310)	(10,330)
Accounts payable and accrued expenses	35,137	115,992	5,062,987
Accounts payable – license agreements	68,975	(656,422)	(404,037)
Accounts payable and accrued expenses – related parties	(276,218)	(164,993)	(306,218)
Net cash used in operating activities	(2,335,322)	(3,005,779)	(30,537,439)
Cash flows from investing activities
Purchase of equipment	(12,773)	(30,951)	(611,635)
Proceeds from sale of equipment	–	–	17,478
Net cash used in investing activities	(12,773)	(30,951)	(594,157)
Cash flows from financing activities
Net proceeds under equity line of credit	–	–	1,262,386
(Decrease) increase in payables to related parties and stockholder	–	(23,483)	536,979
Advances from founding executive officer	–	–	517,208
Net proceeds from issuance of convertible notes and warrants	1,326,740	3,393,430	17,891,788
Repayment of convertible notes	–	–	(296,397)
Proceeds from sale of stock and exercise of warrants and options	463,450	13,500	11,279,524
Net cash provided by financing activities	1,790,190	3,383,447	31,191,488
Net (decrease) increase in cash	(557,905)	346,717	59,892
Cash, beginning of period	617,797	101,645	–
Cash, end of period	$59,892	$448,362	$59,892

(continued)

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(continued)

	Six Months Ended June 30,		Inception (February 18, 1998) to June 30,
	2012	2011	2012
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$331	$9,875	$171,711
Income taxes	$800	$800	$8,282
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$–	$–	$505,000
Deferred compensation for stock options issued for services	–	–	3,202,931
Purchase of property and equipment financed by advance from related party	–	–	3,550
Conversion of related party debt to equity	–	–	515,000
Issuance of common stock in settlement of payable	–	–	247,584
Cancellation of stock	–	–	8,047
Conversion of accounts payable and accrued expenses to common stock	–	–	612,521
Conversion of accounts payable and accrued expenses to convertible debentures	33,740	295,635	671,215
Conversion of related party debt to convertible debentures	–	–	72,500
Conversion of convertible debentures to common stock	2,732,501	3,696,417	18,483,852
Issuance of shares for settlement of loans and other payable to Morale/Matthews	–	–	2,783,711
Write off of deferred compensation	–	–	142,187
Fair value of derivative liability recorded as note discount	–	–	2,130,625
Proceeds of exercise of options applied to accounts payable	–	7,500	67,500
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	1,360,480	3,689,066	15,273,213

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

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

Going concern

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of $76,157,415 from February 18, 1998 (Inception) through June 30, 2012. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $6,867,948 and a negative cash flow from operations of $2,335,322 for the six months ended June 30, 2012, and had a working capital deficiency (excluding derivative liabilities) of $1,798,382 and a stockholders' deficiency of $3,443,137 at June 30, 2012. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2011 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company’s operations from inception, February 18, 1998 to June 30, 2012 have been funded through issuances of its common stock and convertible notes. As of June 30, 2012, the Company raised an aggregate of $29,171,312 of which $17,891,788 was from the sale of convertible notes. As of June 30, 2012, the outstanding balance of convertible notes was $483,813. The Company expects substantially all of the outstanding notes will be converted into shares of common stock of the Company. See Note 11 for subsequent conversions.

On June 30, 2012, the Company had cash on hand in the amount of $59,892. In addition to the funds on hand, the Company will require additional funds to continue to operate our business. This includes expenses we will incur in connection with license agreements; product development and commercialization of the AOT and ELEKTRA technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, the Company has contractual commitments for salaries to its executive officers pursuant to employment agreements, consulting fees and Licensing Fees commitment to Temple University, during 2012 and beyond. In light of the Company’s financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. The Company intends to review these measures on an ongoing basis and make additional decisions as may be required. See Note 11 for subsequent offering.

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

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the six month period ended June 30, 2012 and 2011, the dilutive impact of outstanding stock options of 28,899,558 and 22,177,892 respectively, and outstanding warrants of 51,690,896 and 37,701,079 have been excluded because their impact on the loss per share is anti-dilutive.

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

The Company is required to use observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2012 and 2011.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability-June 30, 2012	$-0-	$-0-	$1,725,138	$1,725,138
Fair value of Derivative Liability-December 31, 2011	$-0-	$-0-	$1,643,139	$1,643,139

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Certain relationships and related transactions

Accounts Payable to related parties

As of June 30, 2012 and December 31, 2011, the Company had accounts payable to related parties in the amount of $49,328 and $63,003, respectively. These amounts are unpaid Directors Fees and expenses incurred by officers and directors.

Accrued expense due to related parties

As of June 30, 2012 and December 31, 2011, the Company accrued the unpaid salaries, unused vacation and the corresponding payroll taxes of its employees in the amount of $795,450 and $812,993, respectively. Included in these accruals are the salaries due to the President and to a former officer of the Company.

The President of the Company has agreed to defer payment of salary for an indefinite period of time. No payment was made during the period ended June 30, 2012 and balance as of June 30, 2012 was $459,143 including payroll taxes of $32,628.

A former officer of the Company has agreed to a monthly payment schedule $10,000 to $15,000 which will end in October 2013 pursuant to a December 2011 Settlement Agreement upon his resignation. During the period ended June 30, 2012, the Company paid $75,000 leaving a balance of $245,000.

Cash Bonus Paid to Chief Executive Officer

General and administrative expenses for the three and six months ending June 30, 2012, include a cash bonus of $100,000 paid to the Company’s Chief Executive Officer.

4.   Convertible Debentures

Convertible debentures consist of the following:

	June 30, 2012	December 31, 2011

Convertible debentures	$483,813	$1,720,460

Less, remaining debt discount	(232,813)	(1,550,918)
Convertible debentures, net	$251,000	169,542

From December 13, 2010 through February 3, 2012, the Company conducted private offerings of up to $10,000,000 aggregate face amount of its convertible notes. A total of $7,722,783 aggregate face amount of the notes were sold for an aggregate purchase price of $7,020,711. Through December 31, 2011, $6,239,029 of these notes were sold, of which $4,518,425 were converted during 2011, leaving a balance of convertible notes outstanding as of December 31, 2011 of $1,720,460. During 2012, the Company sold an additional $1,495,854 of these convertible notes, and an additional $2,732,501 of these notes were converted, leaving a balance of convertible notes outstanding of June 30, 2012 of $483,813. While the stated interest rate on the notes is 0%, the actual interest rate on the notes is 10% per annum. The notes mature on the first anniversary of their respective date of issuance. The notes outstanding at June 30, 2012 are convertible, at the option of the note holder, into 1,935,252 shares of common stock of the Company (the “Conversion Shares”) a conversion price of $0.25 per share.

Each of the investors in the offerings received, for no additional consideration, a warrant entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the notes are convertible (the “Warrant Shares”).  Each warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Warrants to acquire 5,983,416 shares of common stock were granted during the six months ended June 30, 2012.

During 2012, the Company sold $1,495,854 of convertible notes for aggregate consideration of $1,326,740, resulting in a discount of $135,374 and conversion of previously recorded liabilities of $33,740. The aggregate relative value of the warrants issued in the 2012 offerings were valued at $593,208 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .27%; dividend yield of 0%; volatility factors of the expected market price of common stock of 121%; and an expected life of two years (statutory term). The Company also determined that the notes contained a beneficial conversion feature of $766,603.  The aggregate value of $1,495,854 of the 2012 Offering Warrants, the beneficial conversion feature and the note discount are considered as debt discount and will be amortized over the life of the notes.  The value of this debt discount was added to the outstanding debt discount of $1,550,918 as of December 31, 2011.  During the period ended June 30, 2012, the Company amortized $2,813,959 of debt discount, resulting in an unamortized debt discount balance of 232,813 as of June 30, 2012.

As of June 30, 2012, the outstanding balance of the notes was $483,813.

5. Capital stock

During the six months ended June 30, 2012, the Company issued 10,930,004 shares of common stock in exchange for conversion of $2,732,501 of Convertible Notes.

During the six months ended June 30, 2012, the Company issued 1,294,726 shares of common stock upon exercise of warrants at an average price of $0.35 per share and valued at $458,500.

During the six months ended June 30, 2012, the Company issued 1,500,000 shares of common stock for consulting services at an average price of $0.35 per share and valued at $520,000.

During the six months ended June 30, 2012, the Company issued 18,334 shares of common stock upon exercise of options at $0.27 per share and valued at $4,950.

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

Options

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At June 30, 2012, 2,750,442 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company.

On February 1, 2012, the Company issued 4,000,000 options to its Chief Financial Officer, valued at $1,207,193 using Black-Scholes-Merton calculation. The options have an exercise price of $0.25 per share, vest over a four year period, and expire ten years from date of grant. Twelve and a half percent vested immediately, twelve and a half percent will vest on the first anniversary date, and twenty-five percent will vest on the following three anniversary dates. During the period ended June 30, 2012, the Company recognized $213,774 in compensation costs based upon the vesting of these options.

On May 18, 2012, the Company issued 850,000 options to its employees valued at $242,963 using Black-Scholes-Merton calculation. The options have an exercise price $0.30 per share, vesting immediately, and expire ten- years from date of grant.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at June 30, 2012 was 8.3 years. Stock option activity for the period January 1, 2012 to June 30, 2012, was as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	24,067,892	$0.30
Granted	4,850,000	0.26
Exercised	(18,334)	0.27
Forfeited or expired	–	–
Outstanding at June 30, 2012	28,899,558	$0.30	8.3	$4,397,250
Vested and exercisable at June 30, 2012	11,319,558	$0.37	7.6	$1,408,650

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of June 30, 2012 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	28,572,012	8.4	$.28	10,992,012	$0.34
$ 1.00 - $ 1.99	327,546	2.9	1.25	327,546	1.25
	28,899,558	8.3	$0.30	11,319,558	$0.37

During the six months ended June 30, 2012, the Company amortized $683,423 of compensation cost based on the vesting of the options granted in prior periods. Future unamortized compensation expense on the outstanding options at June 30, 2012 is $5,987,964.

Black-Scholes-Merton value of options

During the six months ended June 30, 2012 and 2011, the Company valued options at the grant date using the Black-Scholes-Merton pricing model with the following average assumptions:

	June 30,
	2012	2011

Expected life (years)	5.0 – 7.0	6.0
Risk free interest rate	.75% - 1.27%	1.95%
Volatility	125% -132.00%	135.00%
Expected dividend yield	0.00%	0.00%

Warrants

During the period ended June 30, 2012, the Company granted warrants to consultants to purchase 600,000 shares of its common stock.  The warrants have an average exercise price of $0.26/share, vesting immediately and will expire in two to three years from grant date. Total fair value of the warrant amounted to $123,734 using the Black-Scholes Merton valuation model with the following average assumptions: risk-free interest rate of 0.23% to 0.37%; dividend yield of 0%; volatility of 112%; and an expected life of two to three years. During the period ended June 30, 2012, the Company recognized compensation expense of $123,734 based upon vesting of warrants..

During the period ended June 30, 2012, the Company granted issued 5,983,416 warrants to acquire shares of its common stock in connection of its issuance of convertible notes.  The warrant is exercisable at $0.30/share, fully vested, and will expire in two years for date of grant (See note 4).

The following table summarizes certain information about the Company’s stock purchase warrants from January 1, 2012 to June 30, 2012:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	49,106,280	$0.28
Granted	6,583,416	0.30
Exercised	(1,354,250)	0.35
Forfeited or expired	(2,644,550)	0.56
Outstanding at June 30, 2012	51,690,896	$0.30	1.5	$6,455,175
Vested and exercisable at June 30, 2012	49,978,396	$0.30	1.3	$6,249,675

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.25 - $ 0.99	51,190,896	1.5	$.29	49,478,396	$.29
$ 1.00 - $ 1.99	500,000	2.0	1.00	500,000	1.00
	51,690,896	1.5	$0.30	49,978,396	$0.30

During the six months ended June 30, 2012, the Company amortized $189,768 of the compensation based on the vesting of these warrants granted in prior periods. Future unamortized compensation expense on the outstanding warrants at June 30, 2012 is $311,168.

7.  Research and development

The Company has research and development facilities in Morgan Hill, California. The Company has tested ELEKTRA technologies and legacy products incorporating its “legacy” ZEFS, MK IV, ELEKTRA for multiple makes and models diesel engines, motorbikes, boats, generators, lawn mowers and other small engines. The Company has purchased test vehicles, test engines and testing equipment.

The Company incurred costs of $183,424 and $81,213 and $350,890 and $552,568 for the three and six months ended June 30, 2012 and 2011, respectively, on its research and development activities and $7,795,887 from February 18, 1998 (inception) to June 30, 2012.

Temple University Research & Development Agreement

On February 2, 2007, the Company entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a six-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results. Pursuant to the R & D Agreement, the Company will make payments to Temple University in the aggregate amount of $500,000. At June 30, 2012 the Company has completed payment in full of $500,000 under the R & D Agreement.

On August 1, 2011, the Company and Temple University (“Temple”) entered into two (2) Exclusive License Agreements (collectively, the “License Agreements”) relating to Temple’s patent applications, patents and technical information pertaining to technology associated with an electric and/or magnetic field assisted fuel injector system (the “First Temple License”), and to technology to reduce crude oil viscosity (the “Second Temple License”).  The License Agreements are exclusive and the territory licensed to the Company is worldwide and replace previously issued License Agreements.

Pursuant to the two licensing agreements, the Company agreed to pay Temple the following: (i) non-refundable license maintenance fee of $300,000; (ii) annual maintenance fees of $187,500; (iii) royalty fee ranging from 4% up to 7% from revenues generated from the licensing agreements; and (iv) 25% of all revenues generated from sub-licensees to secure or maintain the sub-license or option thereon. Temple also agreed to defer payment of the $37,500 of the amount due if the Company agrees to fund at least $250,000 in research or development of Temple’s patent rights licensed to the Company. The term of the licenses commences in August 2011 through the expiration of the patents contemplated thereunder, or unless sooner terminated under terms of the licensing agreements. The Company recorded the entire $300,000 non-refundable license maintenance fee as part of its research and development costs at the date of the agreement, of which, $200,000 was paid in November 2011 and $100,000 was paid in February 2012.

Research and development costs on the accompanying statement of operations for the six month period ending June 30, 2012, include $93,750 relating to these agreements.

As of June 30, 2012, there were no revenues generated from these two licenses.

Sponsored Research Agreement

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

Research and development costs on the accompanying statement of operations for the six month period ending June 30, 2012, include $62,500 relating to this agreement.

AOT Testing

On July 16, 2010, the Company entered into a Letter of Intent with the U.S. Department of Energy-Naval Petroleum Reserve/Rocky Mountain Oilfield Testing Center (RMOTC) in Wyoming. On December 22, 2010, a formal Agreement was entered into with RMOTC for testing of our Applied Oil Technology (AOT). Third-party vendors were used to build the AOT 1.X prototype(s) to be used at for full scale testing purposes. Third-party vendors were also used to furnish hardware, electrical supplies, oil tanks and engineering testing devices, and other testing-related equipment. Costs incurred for the testing during the six months ended June 30, 2012 was $182,692. Testing began in July 2011 and the Company has the exclusive right to use the facility for testing until December 31, 2016.

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

The derivative liabilities were valued using a probability weighted average series of Black-Scholes-Merton models as a valuation technique with the following assumptions:

	Fair Value of Warrants
	June 30, 2012	December 31, 2011
Risk-free interest rate	0.16%	0.12%
Expected volatility	117%	92%
Expected life (in years)	0.25 – 0.50	0.75 – 1.00
Expected dividend yield	0%	0%
Fair Value:
2009 Summer Warrants	367,896	332,998
2009 Wellfleet Warrants	–	17,807
2009 Fall Warrants	1,357,242	1,292,334
Total Fair Value	$1,725,138	$1,643,139

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

As of June 30, 2012, the Company re-measured the derivative liabilities and determined the fair value to be $1,725,138. For the six months ended June 30, 2012, the Company recorded a loss on the change in fair value of derivatives of $167,575 and a gain on extinguishment of derivative liability of $85,576 due to exercise of warrants to shares of common stock.

9. Commitments and contingencies

Legal matters

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Lease agreement

The Company entered into a lease agreement with Balboa building on February 1, 2012. This agreement calls for the company to lease suites 215, 216, 217, 218, 219, 220, 221, 229, 230 on the second floor of the Balboa building located at 735 State St. Santa Barbara, CA. This lease was executed in anticipation of the Company's growth and the need to increase square footage while space is available. The lease agreement calls for a monthly rental of $5,845 and will expire on December 31, 2013.

10. Other income

One of the Company’s legal counsel agreed to cancel $223,774 of unpaid legal fees for services rendered as of June 30, 2012.  As a result, the Company recognized a gain of $223,774 during the period ended due to the cancellation of debt.

11.  Subsequent events

2012 Summer Offering

From June 29, 2012 through July 23, 2012, the Company conducted a private offering (the "Summer 2012 Offering") of up to $2,000,000 aggregate face amount of its convertible notes (the "Summer 2012 Notes"). A total of $568,920 aggregate face amount of the Summer 2012 Notes were sold for an aggregate purchase price of $517,200. While the stated interest rate on the Summer 2012 Notes is 0%. the actual interest rate on the Summer 2012 Notes is 10% per annum. The Summer 2012 Notes mature on the first anniversary of their date of issuance. The Summer 2012 Notes are convertible, at the option of the noteholders into 1,422,300 shares of common stock of the Company (the "Conversion Shares") at an initial conversion price of $0.40 per share (the "Conversion Price").

Each of the investors in the Summer 2012 Offering received, for no additional consideration, a warrant (the "Summer 2012 Warrants"), entitling the holder to purchase a number of shares of the Company's common stock equal to 100% of the number of shares of common stock into which the Summer 2012 Notes are convertible (the "Warrant Shares"). Each Summer 2012 Warrant is exercisable on a cash basis only at an initial price of $0.40 per share, and is exercisable immediately upon issuance and for a period of three (3) years from the date of issuance. Up to 1,422,300 Warrant Shares are initially issuable to date on exercise of the Summer 2012 Warrants.

Increase in Outstanding Shares

During the period from July 1, 2012 through August 6, 2012, the Company issued 444,500 shares of its common stock.  This was comprised of the following:

The Company issued 198,000 shares of its common stock upon conversion of $49,500 of debt to its existing convertible note holders.

The Company issued 246,500 shares of its common stock upon exercise of warrants for aggregate proceeds of $73,950.

Investor Relations Agreements

The Company entered into two separate Independent Contractor Agreements whereby, contractor will provide investor relations and communication services for the Company. The term of the agreement shall be for one year commencing on July 1, 2012 and shall continue from month-to-month thereafter. The Company issued warrants to purchase 1,000,000 shares of restricted common stock at an exercise price of $0.30 per share, vested immediately and shall expire in three years. The warrants were valued at $301,600 based on Black-Scholes-Merton valuation method.

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

On August 1, 2011, Save The World Air, Inc. and Temple University entered into two Exclusive License Agreements. One Agreement relates to Temple’s international patent applications, patents and technical information pertaining to technology associated with an electric and/or magnetic field assisted fuel injection system. The second agreement relates Temple’s international patent applications and patents and technical information pertaining to technology to reduce crude oil viscosity. The License Agreements are exclusive to the Company and the territory licensed to the Company is worldwide.

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

The AOT Phase II testing program began in July 2011. It is the Company’s belief that the Phase II testing of the prototype will yield important information and data to the Company’s product development team. Costs incurred for the testing during the six months ended June 30, 2012 was $182,692. (See “Item 5 Other information”)

Elektra

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

We are a development stage Company that generated minimal revenues in 2006 and 2007. We did not generate any sales or revenues from 2008 up to June 30, 2012. Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2011 and will need to raise substantial additional capital in 2012, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently to cover such expenditures.  See “Management’s Discussion and Analysis” below.

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

Our common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board

Results of Operations

We did not generate any revenue for the three-month and six-month periods ended June 30, 2012 and 2011.

Operating expenses were $1,921,814 for the three-month period ended June 30, 2012, compared to $1,428,251 for the three-month period ended June 30, 2011, an increase of $493,563. This increase is attributable to an increase in non-cash expenses of $515,081, offset by a decrease in cash expenses of $21,518. Specifically, the increase in non-cash expense is attributable to increases in stocks, options and warrants given to consultants and employees of $463,081 and bad debt expense of $52,000. Specifically, the decrease in cash expense is attributable to decreases consulting and professional fees of $211,984, corporate expenses of $52,853, office and other expenses of $10,320, offset by an increase in salaries and benefits of $253,639.

Operating expenses were $3,859,719 for the six-month period ended June 30, 2012, compared to $2,511,235 for the six-month period ended June 30, 2011, an increase of $1,348,484. This increase is attributable to increases in non-cash expenses of $1,215,028 and cash expenses of $133,456. Specifically, the increase in non-cash expense is attributable to increases in stocks, options and warrants given to consultants and employees of $1,163,028 and bad debt expense of $52,000. Specifically, the increase in cash expense is attributable to increases in salaries and benefits of $349,561, office and other expenses of $34,361, offset by decreases in consulting and professional fees of $186,070 and corporate expenses of $64,396.

Research and development expenses were $183,424 for the three-month period ended June 30, 2012, compared to $81,213 for the three-month period ended June 30, 2011, an increase of $102,211. This increase is attributable to an increase in contract fees of $109,375, offset by a decrease in product testing, research and supplies of $7,164.

Research and development expenses were $350,890 for the six-month period ended June 30, 2012, compared to $552,568 for the six-month period ended June 30, 2011, a decrease of $201,678. This decrease is attributable to a decrease in product testing, research and supplies of $357,928, offset by an increase in contract fees of $156,250.

Other income and expense were $708,440 income for the three-month period ended June 30, 2012, compared to $2,886,206 expense for the three-month period ended March 31, 2011, a decrease in expense of $3,594,646. This decrease is attributable to decreases in interest and financing expense of $2,853,858, fair value of derivative liabilities of $711,491 and other expense of $29,297.

Other income and expense were $2,656,539 expense for the six-month period ended June 30, 2012, compared to $2,194,658 expense for the six-month period ended June 30, 2011, an increase in expense of $461,881. This increase is attributable to increases in the fair value of derivative liabilities of $1,645,583, other expense of $22,475, offset by a decrease in interest and financing expense of $982,403 and an increase in other income of $223,774 due to settlement of debt.

We had a net loss of $1,397,598, or $0.01 per share, for the three-month period ended June 30, 2012, compared to a net loss of $4,396,470, or $0.04 per share, for the three-month period ended June 30, 2011.

We had a net loss of $6,867,948, or $0.06 per share, for the six-month period ended June 30, 2012, compared to a net loss of $5,259,261, or $0.06 per share, for the six-month period ended June 30, 2011.

We expect to incur additional net loss in the fiscal year ending December 31, 2012 primarily attributable to continued operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

Since its inception, we have been primarily engaged in organizational and pre-operating activities. We have generated insignificant revenues and have incurred accumulated losses of $76,157,415 from February 18, 1998 (Inception) through June 30, 2012. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $6,867,948 and a negative cash flow from operations of $2,335,322 for the six months ended June 30, 2012, and had a working capital deficiency (excluding derivative liabilities) of $1,798,382 and a stockholders' deficiency of $3,443,137 at June 30, 2012. As a result, our independent registered public accounting firm, in their report on our 2011 consolidated financial statements, raised substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. Our operations from inception, February 18, 1998 to June 30, 2012 have been funded through issuances of our common stock and convertible notes. As of June 30, 2012, we raised an aggregate of $29,171,312 of which $17,891,788 was from the sale of convertible notes. As of June 30, 2012, the outstanding balance of convertible notes was $483,813, of which $148,753 represented convertible note offering, which closed on February 3, 2012. We expect substantially all of the outstanding notes will be converted into shares of common stock of the Company (see “Item 5 Other Information”).

On June 30, 2012, we had cash on hand in the amount of $59,892. In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with license agreements; product development and commercialization of the AOT and ELEKTRA technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to one of our executive officers pursuant to an employment agreement, severance payments to a former officer and consulting fees, during 2011 and beyond. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Details of Recent Financing Transactions

From December 13, 2010 through February 3, 2012, we conducted private offerings of up to $10,000,000 aggregate face amount of its convertible notes. A total of $7,722,783 aggregate face amount of the notes were sold for an aggregate purchase price of $7,020,711. Through December 31, 2011, $6,239,029 of these notes were sold, of which $4,518,425 were converted during 2011, leaving a balance of convertible notes outstanding as of December 31, 2011 of $1,720,460. During 2012, we sold an additional $1,495,854 of these convertible notes, and an additional $2,732,501 of these notes were converted, leaving a balance of convertible notes outstanding of June 30, 2012 of $483,813. While the stated interest rate on the notes is 0%, the actual interest rate on the notes is 10% per annum. The notes mature on the first anniversary of their respective date of issuance. The notes outstanding at June 30, 2012 are convertible, at the option of the note holder, into 1,935,252 shares of our common stock (the “Conversion Shares”) a conversion price of $0.25 per share.

Each of the investors in the offerings received, for no additional consideration, a warrant entitling the holder to purchase a number of shares of our common stock equal to 100% of the number of shares of common stock into which the notes are convertible (the “Warrant Shares”).  Each warrant is exercisable on a cash basis only at an initial price of $0.30 per share, and is exercisable immediately upon issuance and for a period of two (2) years from the date of issuance. Warrants to acquire 5,983,416 shares of common stock were granted during the six months ended June 30, 2012.

During 2012, we sold $1,495,854 of convertible notes for aggregate consideration of $1,326,740, resulting in a discount of $135,374 and conversion of previously recorded liabilities of $33,740. The aggregate relative value of the warrants issued in the 2012 offerings were valued at $593,208 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .27%; dividend yield of 0%; volatility factors of the expected market price of common stock of 121%; and an expected life of two years (statutory term). We determined that the notes contained a beneficial conversion feature of $766,603.  The aggregate value of $1,495,854 of the 2012 Offering Warrants, the beneficial conversion feature and the note discount are considered as debt discount and will be amortized over the life of the notes.  The value of this debt discount was added to the outstanding debt discount of $1,550,918 as of December 31, 2011.  During the period ended June 30, 2012, we amortized $2,813,959 of debt discount, resulting in an unamortized debt discount balance of 232,813 as of June 30, 2012.

As of June 30, 2012, the outstanding balance of the notes was $483,813.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  is not effective as of June 30, 2012.

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

In light of the material weaknesses in internal control over financial reporting described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Despite material weaknesses in our internal control over financial reporting, we believe that the financial statements included in our Form 10-Q for the period ended June 30, 2012 fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

We have created policies and procedures to allow for segregation of duties, check of disbursements, level of authorities and operating budget. These are currently being implemented. The reviewing, recording, and depositing of money received are completed by separate employees. Bank reconciliations will be performed by two accounting personnel on a monthly basis. We require all disbursements to be reviewed by the appropriate personnel and be signed by two other personnel. We have set a limit to each signer’s authority to sign and have required all disbursements be supported with appropriate documents, invoices, receipts, etc. We have also required Board approval for contracts and agreements exceeding $200,000USD. The Company also implemented a monthly operating budget which must be analyzed with explanation of variances. We expect these procedures to be fully implemented by December 31, 2012.

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

Our Chief Executive Officer, Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on that assessment, we have identified the following material weaknesses and have implemented the following remediation of material weaknesses in internal control over financial reporting:

Lack of segregation of duties

We have limited staff in our corporate offices and, as such, there is a lack of segregation of duties. We recently developed an internal control procedure manual that allows for segregation of duties from within the accounting department. This will be submitted for approval with a Board Resolution and will be implemented soon.

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

In addition, our management with the participation of our Chief Executive Officer and Chief Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2011, which we filed with the SEC on March 30, 2012.

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

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulation S promulgated thereunder, and other applicable exemptions.

Other Issuances.

During the six months ended June 30, 2012, we issued 10,930,004 shares of common stock in exchange for conversion of $2,732,501 of Convertible Notes.

During the six months ended June 30, 2012, we issued 1,294,726 shares of common stock upon exercise of warrants at an average price of $0.35 per share and valued at $458,500.

During the six months ended June 30, 2012, we issued 1,500,000 shares of common stock for consulting services at and average price of $0.35 per share and valued at $520,000.

During the six months ended June 30, 2012, we issued 18,334 shares of common stock upon exercise of options at $0.27 per share and valued at $4,950.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Increase in Outstanding Shares

During the period from July 1, 2012 through August 6, 2012, we issued 444,500 shares of our common stock.  This was comprised of the following:

We issued 198,000 shares of our common stock upon conversion of $49,500 of debt to its existing convertible note holders.

We issued 246,500 shares of our common stock upon exercise of warrants for aggregate proceeds of $73,950.

Investor Relations Agreements

We entered into two separate Independent Contractor Agreements whereby, contractor will provide investor relations and communication services for the Company. The term of the agreement shall be for one year commencing on July 1, 2012 and shall continue from month-to-month thereafter. We issued warrants to purchase 1,000,000 shares of restricted common stock at an exercise price of $0.30 per share, vested immediately and shall expire in three years. The warrants were valued at $301,600 based on Black-Scholes-Merton valuation method.

Cash Bonus to Cecil B. Kyte

On July 19, 2012, the Company’s Board of Directors elected to ratify and approve a cash bonus for Cecil B. Kyte, the Company’s CEO and Chairman of the Board, in the amount of $100,000 for his efforts and services during the period December 1, 2011, through July 19, 2012. On Mr. Kyte’s request, the Company initially paid him the sum of $100,000 under the mistaken belief that such sum represented payment in lieu of accrued vacation time. The Board determined otherwise; but nonetheless acknowledged Mr. Kyte’s exceptional services to the Company. The Board also acknowledged that a cash bonus to Mr. Kyte was already under consideration. The Board thus determined to treat the payments to Mr. Kyte as a cash bonus.

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

SAVE THE WORLD AIR, INC.

Date: August 14, 2012	By:	/s/ GREGG BIGGER
Gregg Bigger
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Interim Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Interim Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

