Form 10-Q
period 2012-09-30
SAVE THE WORLD AIR INC
filed 2012-11-13
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of the Registrant’s Common Stock outstanding as of November 6, 2012 was 138,297,834.

SAVE THE WORLD AIR, INC.

FORM 10-Q

PART I

Item 1. Financial Statements

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash	$902,333	$617,797
Other current assets	25,563	77,907
Total current assets	927,896	695,704
Property and Equipment, net of accumulated depreciation of $240,842 and $212,963 at September 30, 2012 and December 31, 2011, respectively	62,797	75,609
Other assets	10,330	10,330
Total assets	$1,001,023	$781,643

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable-related parties	$43,253	$63,003
Accounts payable-license agreements	206,475	178,125
Accounts payable-other	386,715	478,402
Accrued expenses-related parties	767,204	812,993
Accrued expenses-other	37,237	247,169
Accrued professional fees	109,303	294,552
Convertible debentures, net-of-discount	15,560	169,542
Fair value of derivative liabilities	3,035,739	1,643,139
Total current liabilities	4,601,486	3,886,925

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 137,236,654 and 114,273,470, shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	137,237	114,274
Additional paid-in capital	77,090,419	66,069,911
Deficit accumulated during the development stage	(80,828,119)	(69,289,467)
Total stockholders’ deficiency	(3,600,463)	(3,105,282)
Total liabilities and stockholders’ deficiency	$1,001,023	$781,643

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,		Inception (February 18, 1998) to September 30,
	2012	2011	2012	2011	2012

Net sales	$–	$–	$–	$–	$69,000
Cost of goods sold	–	–	–	–	24,120
Gross profit	–	–	–	–	44,880
Operating expenses	2,429,153	2,129,273	6,288,872	4,640,508	50,433,507
Research and development expenses	177,311	379,391	528,201	931,959	7,973,198
Non-cash patent settlement costs	–	–	–	–	1,610,066
Loss before other income (expense)	(2,606,464)	(2,508,664)	(6,817,073)	(5,572,467)	(59,971,891)

Other income (expense)
Other income (expense)	4,593	112,453	20,568	150,903	212,540
Interest income	–	–	–	–	16,342
Interest and financing expense	(774,232)	(1,014,043)	(3,588,522)	(4,810,735)	(20,265,138)
Change in fair value of derivative liabilities	(2,688,512)	1,158,500	(2,856,087)	2,722,084	(727,886)
Gain on extinguishment of derivative liabilities	1,377,911	–	1,463,487	–	1,463,487
Costs of private placement	–	–	–	–	(1,640,715)
Costs to induce conversion of notes	–	–	–	–	(469,043)
Loss on disposition of equipment	–	–	–	–	(14,426)
Settlement of Debt Due Morale/Matthews	–	–	–	–	(927,903)
Settlement of litigation and debt	16,000	–	239,775	–	1,504,796

Loss before provision for income taxes	(4,670,704)	(2,251,754)	(11,537,852)	(7,510,215)	(80,819,837)
Provision for income taxes	–	–	800	800	8,282
Net loss	$(4,670,704)	$(2,251,754)	$(11,538,652)	$(7,511,015)	$(80,828,119)
Net loss per share, basic and diluted	$(0.04)	$(0.02)	$(0.09)	$(0.07)
Weighted average common shares outstanding, basic and diluted	129,389,182	109,394,365	124,978,300	100,944,733

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

	Price Per	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Capital	Stage	Deficiency
Balance, December 31, 2011		$114,273,470	$114,274	$66,069,911	$(69,289,467)	$(3,105,282)
Common stock issued upon conversion of convertible debt	$.25-.40	14,155,006	14,155	3,727,629	-	3,741,784
Common stock issued upon exercise of warrants	$.25-.40	6,224,844	6,225	1,756,468	-	1,762,693
Fair value of options and warrants issued as compensation	-	-	-	2,417,314	-	2,417,314
Common stock issued upon exercise of options	$.27	58,334	58	15,692	-	15,750
Common stock issued for services	$.30-1.07	2,525,000	2,525	1,225,725	-	1,228,250
Fair value of warrants and beneficial conversion feature of issued convertible notes	-	-	-	1,877,680	-	1,877,680
Net loss for the nine months ended September 30, 2012	-	-	-	-	(11,538,652)	(11,538,652)
Balance, September 30, 2012		137,236,654	$137,237	$77,090,419	$(80,828,119)	$(3,600,463)

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Inception (February 18, 1998)
	Nine Months Ended September 30,		to September 30,
	2012	2011	2012
Cash flows from operating activities
Net Loss	$(11,538,652)	$(7,511,015)	$(80,828,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	–	–	505,000
Settlement of litigation and debt	(239,775)	(114,903)	(1,578,029)
Settlement of debt due Morale/Matthews	–	–	927,903
Stock based compensation expense	1,660,828	919,289	7,836,945
Issuance of common stock for services	1,228,250	862,000	9,263,038
Issuance of options for legal settlement	–	–	31,500
Issuance of warrants for legal settlement	–	–	4,957
Issuance of warrants for financing fees	–	–	153,501
Issuance of warrants for consulting fees	756,486	339,122	1,294,374
Increase in convertible notes related to default	–	2,376	299,274
Interest on related party loans	–	–	22,305
Patent acquisition cost	–	–	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	3,587,802	4,796,647	19,721,879
Fair value of common stock and warrants issued to induce conversion of notes	–	–	469,043
Costs of private placement convertible notes	–	–	1,640,715
Change in fair value of derivative liability	2,856,087	(2,722,084)	727,886
Gain on extinguishment of derivative liability	(1,463,487)	–	(1,463,487)
Amortization of deferred compensation	–	–	3,060,744
Loss on disposition of assets	–	–	14,426
Depreciation and amortization	27,879	25,735	522,778
Bad debt	–	–	1,300
Changes in operating assets and liabilities:
Accounts receivable	–	–	(1,380)
Prepaid expenses and other	52,344	(28,908)	(25,482)
Other assets	–	(2,310)	(10,330)
Accounts payable and accrued expenses	(200,853)	154,220	4,826,997
Accounts payable – license agreements	28,350	(375,172)	(444,662)
Accounts payable and accrued expenses – related parties	(65,539)	(167,788)	(95,539)
Net cash used in operating activities	(3,310,280)	(3,822,791)	(31,512,397)
Cash flows from investing activities
Purchase of equipment	(15,067)	(32,243)	(613,929)
Proceeds from sale of equipment	–	–	17,478
Net cash used in investing activities	(15,067)	(32,243)	(596,451)
Cash flows from financing activities
Net proceeds under equity line of credit	–	–	1,262,386
(Decrease) increase in payables to related parties and stockholder	–	(86,947)	536,979
Advances from founding executive officer	–	–	517,208
Net proceeds from issuance of convertible notes and warrants	1,831,440	3,831,430	18,396,488
Repayment of convertible notes	–	–	(296,397)
Proceeds from sale of stock and exercise of warrants and options	1,778,443	13,500	12,594,517
Net cash provided by financing activities	3,609,883	3,757,983	33,011,181
Net (decrease) increase in cash	284,536	(97,051)	902,333
Cash, beginning of period	617,797	101,645	–
Cash, end of period	$902,333	$4,594	$902,333
6

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(continued)

	Nine Months Ended September 30,		Inception (February 18, 1998) to September 30,
	2012	2011	2012
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$720	$11,713	$172,100
Income taxes	$800	$800	$8,282
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$–	$–	$505,000
Deferred compensation for stock options issued for services	–	–	3,202,931
Purchase of property and equipment financed by advance from related party	–	–	3,550
Conversion of related party debt to equity	–	–	515,000
Issuance of common stock in settlement of payable	–	–	247,584
Cancellation of stock	–	–	8,047
Conversion of accounts payable and accrued expenses to common stock	–	–	612,521
Conversion of accounts payable and accrued expenses to convertible debentures	46,240	301,075	683,715
Conversion of related party debt to convertible debentures	–	–	72,500
Conversion of convertible debentures to common stock	3,741,784	4,702,386	19,493,135
Issuance of shares for settlement of loans and other payable to Morale/Matthews	–	–	2,783,711
Write off of deferred compensation	–	–	142,187
Fair value of derivative liability recorded as note discount	–	–	2,130,625
Proceeds of exercise of options applied to accounts payable	–	7,500	67,500
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	1,877,680	4,132,505	15,790,413

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

The Company was incorporated on February 18, 1998, as a Nevada corporation, under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999, following the acquisition of marketing and manufacturing rights of the ZEFS technologies. Our executive offices are at 735 State Street, Suite 500, Santa Barbara, California 93101.  The telephone number is (877) USA-STWA. Our research and development facility is at 235 Tennant Avenue, Morgan Hill, California 95037. The corporate website is www.stwa.com.  The Company’s common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board

The Company’s technology has two commercial applications; AOT™ (Applied Oil Technology) and ELEKTRA™ and legacy technologies of ZEFS and MK IV.  AOT™ has entered the commercial manufacturing phase, and is currently being made in Wyoming, USA. We believe the testing of AOT™ at the RMOTC and at the Daqing oilfield owned by Petro China have enabled management to determine the value of benefits the product presents at full scale operation on active pipelines. ELEKTRA™ is nearing the end of the product development cycle.

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

Going concern

Since its inception, the Company has been primarily engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses of $80,828,119 from February 18, 1998 (Inception) through September 30, 2012. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $11,538,652 and a negative cash flow from operations of $3,310,280 for the nine months ended September 30, 2012, and had a working capital deficiency (excluding derivative liabilities) of $637,851 and a stockholders' deficiency of $3,600,463 at September 30, 2012. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2011 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company’s operations from inception, February 18, 1998 to September 30, 2012 have been funded through issuances of its common stock and convertible notes. As of September 30, 2012, the Company raised an aggregate of $30,991,005 of which $18,396,488 was from the sale of convertible notes.  As of September 30, 2012, the outstanding balance of convertible notes was $43,450. The Company expects substantially all of the outstanding notes will be converted into shares of common stock of the Company. See “Note 11 Subsequent events”.

On September 30, 2012, the Company had cash on hand in the amount of $902,333.  In addition to the funds on hand, the Company will require additional funds to continue to operate our business. This includes expenses we will incur in connection with license agreements; product development and commercialization of the AOT and ELEKTRA technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, the Company has contractual commitments for salaries to its executive officers pursuant to employment agreements, consulting fees and research and licensing fees commitment to Temple University, during 2012 and beyond. In light of the Company’s financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. The Company intends to review these measures on an ongoing basis and make additional decisions as may be required.

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

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the nine month period ended September 30, 2012 and 2011, the dilutive impact of outstanding stock options of 28,859,558 and 22,177,892 respectively, and outstanding warrants of 47,951,693 and 40,552,211 have been excluded because their impact on the loss per share is anti-dilutive.

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

Accounting for Derivative Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses a probability weighted average series Black-Scholes-Merton option pricing models to value the derivative instruments at inception and on subsequent valuation dates.

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

The Company is required to use observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2012 and 2011.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability-September 30, 2012	$-0-	$-0-	$3,035,739	$3,035,739
Fair value of Derivative Liability-December 31, 2011	$-0-	$-0-	$1,643,139	$1,643,139

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

3.  Certain relationships and related transactions

Accounts Payable to related parties

As of September 30, 2012 and December 31, 2011, the Company had accounts payable to related parties in the amount of $43,253 and $63,003, respectively. These amounts are unpaid Directors Fees and expenses incurred by officers and directors.

Accrued expense due to related parties

As of September 30, 2012 and December 31, 2011, the Company accrued the unpaid salaries, unused vacation and the corresponding payroll taxes of its employees in the amount of $767,204 and $812,993, respectively. Included in these accruals are the salaries due to the President and to a former officer of the Company.

The President of the Company has agreed to defer payment of salary for an indefinite period of time. No payment was made during the period ended September 30, 2012 and balance as of September 30, 2012 was $451,020 including expenses of $7,839.

A former officer of the Company has agreed to a monthly payment schedule $10,000 to $15,000 which will end in October 2013 pursuant to a December 2011 Settlement Agreement upon his resignation. During the period ended September 30, 2012, the Company paid $120,000 leaving a balance of $200,000.

Cash Bonus Paid to Chief Executive Officer

General and administrative expenses for the three and nine months ending September 30, 2012, include a cash bonus of $100,000 and $0, respectively paid to the Company’s Chief Executive Officer.

4.  Convertible Debentures

Convertible debentures consist of the following:

	September 30, 2012	December 31, 2011

Convertible debentures	$43,450	$1,720,460

Less, remaining debt discount	(27,890)	(1,550,918)
Convertible debentures, net	$15,560	169,542

From December 13, 2010 through July 23, 2012, the Company conducted private offerings of up to $10,000,000 aggregate face amount of its convertible notes. A total of $8,302,153 aggregate face amount of the notes were sold for an aggregate purchase price of $7,547,411. Through December 31, 2011, $6,239,029 of these notes were sold, of which $4,518,425 were converted to shares of common stock during 2011, leaving a balance of convertible notes outstanding as of December 31, 2011 of $1,720,460. During 2012, the Company sold an additional $2,064,774 of these convertible notes, and additional $3,741,784 of these notes were converted to shares of common stock, leaving a balance of convertible notes outstanding of September 30, 2012 of $43,450. While the stated interest rate on the notes is 0%, the actual interest rate on the notes is 10% per annum. The notes mature on the first anniversary of their respective date of issuance. The notes outstanding at September 30, 2012 are convertible, at the option of the note holder, into 132,550 shares of common stock of the Company (the “Conversion Shares”) at a conversion price of $0.25-$0.40 per share (the “Conversion Price”).

Each of the investors in the offerings received, for no additional consideration, a warrant entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the notes are convertible (the “Warrant Shares”).  Each warrant is exercisable on a cash basis only at an initial price of $0.30-$0.40 per share, and is exercisable immediately upon issuance and for a period of two (2) to three (3) years from the date of issuance. Warrants to acquire 7,405,716 shares of common stock were granted during the nine months ended September 30, 2012.

During 2012, the Company sold $2,064,774 of convertible notes for aggregate consideration of $1,831,440, resulting in a discount of $187,094 and conversion of $46,240 of accounts payable. The aggregate relative value of the warrants issued in the 2012 offerings were valued at $832,814 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .23%-.28%; dividend yield of 0%; volatility factors of the expected market price of common stock of 111%; and an expected life of two to three years (statutory term). The Company also determined that the notes contained a beneficial conversion feature of $1,036,259.  The aggregate value of $2,064,774 of the 2012 Offering Warrants, the beneficial conversion feature and the note discount are considered as debt discount and will be amortized over the life of the notes.  The value of this debt discount was added to the outstanding debt discount of $1,550,918 as of December 31, 2011.  During the period ended September 30, 2012, the Company amortized $3,587,802 of debt discount, resulting in an unamortized debt discount balance of $27,890 as of September 30, 2012.

As of September 30, 2012, the outstanding balance of the notes was $43,450.

5. Capital stock

During the nine months ended September 30, 2012, the Company issued 14,155,006 shares of common stock in exchange for conversion of $3,741,784 of Convertible Notes.

During the nine months ended September 30, 2012, the Company issued 6,224,844 shares of common stock upon exercise of warrants at an average price of $0.28 per share and valued at $1,762,693.

During the nine months ended September 30, 2012, the Company issued 2,525,000 shares of common stock for consulting services at an average price of $0.47 per share and valued at $1,228,250. The shares issued were valued at the trading price at the date of the agreement.

During the nine months ended September 30, 2012, the Company issued 58,334 shares of common stock upon exercise of options at $0.27 per share and valued at $15,750.

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

Options

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At September 30, 2012, 2,750,442 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company.

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

On May 18, 2012, the Company issued 850,000 options to its employees, valued at $242,963 using Black-Scholes-Merton calculation. The options have an exercise price of $0.30 per share, vesting immediately, and expire ten years from date of grant.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at September 30, 2012 was 8.1 years. Stock option activity for the period January 1, 2012 to September 30, 2012, was as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	24,067,892	$0.30
Granted	4,850,000	0.26
Exercised	(58,334)	0.27
Forfeited or expired	–	–
Outstanding at September 30, 2012	28,859,558	$0.30	8.1	$13,980,449
Vested and exercisable at September 30, 2012	11,279,558	$0.37	7.3	$4,838,849

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of September 30, 2012 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	28,532,012	8.1	$.28	10,952,012	$0.34
$ 1.00 - $ 1.99	327,546	2.6	1.25	327,546	1.25
	28,859,558	8.1	$0.30	11,279,558	$0.37

During the nine months ended September 30, 2012, the Company amortized $1,519,597 of compensation cost based on the vesting of the options. Future unamortized compensation expense on the outstanding options at September 30, 2012 is $5,646,252.

Black-Scholes-Merton value of options

During the nine months ended September 30, 2012 and 2011, the Company valued options at the grant date using the Black-Scholes-Merton pricing model with the following average assumptions:

	September 30,
	2012	2011

Expected life (years)	5.0 – 7.0	6.0
Risk free interest rate	.75% - 1.27%	1.95%
Volatility	125%-132%	135.00%
Expected dividend yield	0.00%	0.00%

Warrants

During the period ended September 30, 2012, the Company granted warrants to consultants to purchase 1,850,000 shares of its common stock.  The warrants have an average exercise price of $0.27/share, vesting immediately and will expire in two to three years from grant date.  Total fair value of the warrant amounted to $517,777 using the Black-Scholes Merton valuation model with the following average assumptions: risk-free interest rate of 0.23% to 0.39%; dividend yield of 0%; volatility of 112%; and an expected life of two to three years.  During the period ended September 30, 2012, the Company recognized amortization expense of $517,777 based upon vesting of the warrants.

During the nine months ended September 30, 2012, the Company amortized $379,940 of the compensation based on the vesting of these warrants granted in prior periods. Future unamortized compensation expense on the outstanding warrants at September 30, 2012 is $99,540.

During the period ended September 30, 2012, the Company granted issued 7,405,716 warrants to acquire shares of its common stock in connection of its issuance of convertible notes.  The warrants have an average exercise price of $0.32/share, fully vested, and will expire in two to three years from date of grant (See note 4).

The following table summarizes certain information about the Company’s stock purchase warrants from January 1, 2012 to September 30, 2012:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	49,106,280	$0.28
Granted	9,255,716	0.31
Exercised	(6,347,393)	0.35
Forfeited or expired	(4,062,910)	0.49
Outstanding at September 30, 2012	47,951,693	$0.31	1.5	$22,351,154
Vested and exercisable at September 30, 2012	46,585,026	$0.31	1.1	$21,708,821

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.25 - $ 0.99	47,451,693	1.5	$.30	46,085,026	$.30
$ 1.00 - $ 1.99	500,000	1.8	1.00	500,000	1.00
	47,951,693	1.5	$0.31	46,585,026	$0.31

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

Temple University Research & Development Agreement

On February 2, 2007, the Company entered into a research and development agreement (R&D Agreement) with Temple University to conduct further research on the ELEKTRA technology. Under the R&D Agreement Temple University will conduct a 24-month research project towards expanding the scope of, and developing products utilizing, the technologies covered under the License Agreements, including design and manufacture of prototypes utilizing electric fields to improve diesel, gasoline and kerosene fuel injection in engines using such fuels and a device utilizing a magnetic field to reduce crude oil viscosity for crude oil (paraffin and mixed base) and edible oil flow in pipelines. If the research project yields results within the scope of the technologies licensed pursuant to the License Agreements, those results will be deemed included as rights licensed to the Company pursuant to the License Agreements. If the research project yields results outside of the scope of the technologies covered by the License Agreements, the Company has a nine-month right of first negotiation to enter into a new worldwide, exclusive license agreement with Temple University for the intellectual property covered by those results. Pursuant to the R & D Agreement, the Company will make payments to Temple University in the aggregate amount of $500,000. At September 30, 2012 the Company has completed payment in full of $500,000 under the R & D Agreement.

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

At the date of the agreements, the Company recorded the entire $300,000 non-refundable license maintenance fee as part of its research and development costs, of which, $200,000 was paid in November 2011 and $100,000 was subsequently paid in February 2012. As of September 30, 2012, the Company accrued a total of $187,500 of the annual maintenance fees, of which, $140,625 was recognized during the period ended September 30, 2012 and $150,000 was paid in August 2012.

As of September 30, 2012, there were no revenues generated from these two licenses.

Sponsored Research Agreement

On March 19, 2012, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with Temple University (“Temple”), whereby Temple, under the direction of Dr. Rongjia Tao, will perform ongoing research related to the Company’s AOT device (the “Project”), for the period April 1, 2012, through April 1, 2014.  All rights and title to intellectual property resulting from Temple’s work related to the Project shall be subject to the Exclusive License Agreements between Temple and the Company, dated August 1, 2011.  In exchange for Temple’s research efforts on the Project, the Company has agreed to pay Temple $500,000, payable in quarterly installments of $62,500. During the period ended September 30, 2012, the Company recognized a total of $125,000 pursuant to this agreement.

AOT Testing

On July 16, 2010, the Company entered into a Letter of Intent with the U.S. Department of Energy-Naval Petroleum Reserve/Rocky Mountain Oilfield Testing Center (RMOTC) in Wyoming. On December 22, 2010, a formal Agreement was entered into with RMOTC for testing of our Applied Oil Technology (AOT). Third-party vendors were used to build the AOT 1.X prototype(s) to be used at for full scale testing purposes. Third-party vendors were also used to furnish hardware, electrical supplies, oil tanks and engineering testing devices, and other testing-related equipment. Costs incurred for the testing during the nine months ended September 30, 2012 was $262,576. Testing began in July 2011 and the Company has the exclusive right to use the facility for testing until December 31, 2016.

The Company incurred costs of $177,311 and $379,391 and $528,201 and $931,959 for the three and nine months ended September 30, 2012 and 2011, respectively, on its research and development activities and $7,973,198 from February 18, 1998 (inception) to September 30, 2012.

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

The derivative liabilities were valued using a probability weighted average series of Black-Scholes-Merton models as a valuation technique with the following assumptions:

	Fair Value of Warrants
	September 30, 2012	December 31, 2011
Risk-free interest rate	0.10%	0.12%
Expected volatility	206%	92%
Expected life (in years)	0.29	0.75 – 1.00
Expected dividend yield	0%	0%
Fair Value:
2009 Summer Warrants	–	332,998
2009 Wellfleet Warrants	–	17,807
2009 Fall Warrants	3,035,739	1,292,334
Total Fair Value	$3,035,739	$1,643,139

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

As of September 30, 2012, the Company re-measured the derivative liabilities and determined the fair value to be $3,035,739. For the nine months ended September 30, 2012, the Company recorded a loss on the change in fair value of derivatives of $2,856,087. During the period ended September 30, 2012, 220,000 warrants expired unexercised, and 2,675,000 warrants were exercised. As such, the Company recorded a gain of $1,463,487 related to the extinguishment of the corresponding derivative liability.

9.  Commitments and contingencies

Legal matters

There is no other litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Lease agreement

The Company entered into a lease agreement with Balboa building on February 1, 2012. This agreement calls for the company to lease suites 215, 216, 217, 218, 219, 220, 221, 229, 230 on the second floor of the Balboa building located at 735 State St. Santa Barbara, Ca. This lease was executed in anticipation of the Company's growth and the need to increase square footage while space is available. The lease agreement calls for a monthly rental of $7,095, which will expire on December 31, 2013.

10.  Other income

During 2012, one of the Company’s legal counsel agreed to cancel $223,775 of unpaid legal fees for services rendered to the Company as of September 30, 2012.  As a result, the Company recognized a gain of $223,775 in the accompanying condensed consolidated statements of operations.

11.  Subsequent events

Increase in Outstanding Shares

During the period from October 1, 2012 through November 6, 2012, the Company issued 1,061,180 shares of its common stock.  This was comprised of the following:

The Company issued 105,000 shares of its common stock upon exercise of options for $28,350.

The Company issued 48,400 shares of its common stock upon conversion of $12,100 of debt to its existing convertible note holders.

The Company issued 907,780 shares of its common stock upon exercise of warrants for aggregate proceeds of $198,660.

Retainer for Nasdaq Application

The Company entered into an agreement with a law firm for representation in connection with analyzing, preparing and filing an application to list its shares on the NASDAQ Capital Market. This agreement calls for initial fee of $25,000, payable in two installments.

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

The AOT Phase II testing program began in July 2011. It is the Company’s belief that the Phase II testing of the prototype will yield important information and data to the Company’s product development team. Costs incurred for the testing during the nine months ended September 30, 2012 was $244,472.

Elektra

The Company’s ELEKTRA technology is designed to improve diesel fuel economy in both land and marine diesel engines. The Company’s preliminary experimental prototypes have shown repeatable improvements in fuel economy. Research is being conducted under controlled conditions at the Company’s research facility in Morgan Hill California.

We operate in a highly competitive industry.  Many of our activities are subject to governmental regulation.  We have taken aggressive steps to protect our intellectual property.

There are significant risks associated with our business, our Company and our stock.

We are a development stage Company that generated minimal revenues in 2006 and 2007. We did not generate any sales or revenues from 2008 up to September 30, 2012. Our expenses to date have been funded primarily through the sale of stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants. We raised capital in 2011 and will need to raise substantial additional capital in 2012, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently to cover such expenditures.  See “Management’s Discussion and Analysis” below.

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

Our common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board

Results of Operations

We did not generate any revenue for the three-month and nine-month periods ended September 30, 2012 and 2011.

Operating expenses were $2,429,153 for the three-month period ended September 30, 2012, compared to $2,129,273 for the three-month period ended September 30, 2011, an increase of $299,880. This increase is attributable to an increase in non-cash expenses of $340,415, offset by a decrease in cash expenses of $40,535. Specifically, the increase in non-cash expense is attributable to increases in stocks and warrants given to consultants and employees. Specifically, the decrease in cash expense is attributable to decreases in consulting and professional fees of $91,481, office and other expenses of $57,359, offset by an increase in salaries and benefits of $55,745, corporate expenses of $38,450, and travel expenses of $14,110.

Operating expenses were $6,288,872 for the nine-month period ended September 30, 2012, compared to $4,640,508 for the nine-month period ended September 30, 2011, an increase of $1,648,364. This increase is attributable to increases in non-cash expenses of $1,580,431 and cash expenses of $67,933. Specifically, the increase in non-cash expense is attributable to increases in stock and warrants given to consultants and employees of $1,526,287, bad debt expense of $52,000, and depreciation expense of $2,144. Specifically, the increase in cash expense is attributable to increases in salaries and benefits of $377,349, travel expenses of $25,971, and office and other expenses of $6,873, offset by decreases in consulting and professional fees of $319,684 and corporate expenses of $22,576.

Research and development expenses were $177,311 for the three-month period ended September 30, 2012, compared to $379,391 for the three-month period ended September 30, 2011, a decrease of $202,080. This decrease is attributable to a decrease in contract fees of $223,405, offset by an increase in product testing, research and supplies of $21,325.

Research and development expenses were $528,201 for the nine-month period ended September 30, 2012, compared to $931,959 for the nine-month period ended September 30, 2011, a decrease of $403,758. This decrease is attributable to decreases in product testing, research and supplies of $336,602 and contract fees of $67,156.

Other income and expense were $2,064,240 expense for the three-month period ended September 30, 2012, compared to $256,910 income for the three-month period ended September 30, 2011, an increase in expense of $2,321,150. This increase is attributable to an increase in fair value of derivative liabilities of $3,847,012 and a decrease in other income of $107,860, offset by income from extinguishment of derivative liabilities of $1,377,911, decrease in interest expense of $239,811, and a gain in settlement of legal fees of $16,000.

Other income and expense were $4,720,779 expense for the nine-month period ended September 30, 2012, compared to $1,937,748 expense for the nine-month period ended September 30, 2011, an increase in expense of $2,783,031. This increase is attributable to an increase in the fair value of derivative liabilities of $5,578,171, and a decrease in other income of $130,335, offset by income from extinguishment of derivative liabilities of $1,463,487, decrease in interest expense of $1,222,213, and a gain in settlement of legal fees of $239,775.

We had a net loss of 4,670,704, or $0.04 per share, for the three-month period ended September 30, 2012, compared to a net loss of $2,251,754, or $0.02 per share, for the three-month period ended September 30, 2011.

We had a net loss of $11,538,652, or $0.09 per share, for the nine-month period ended September 30, 2012, compared to a net loss of $7,511,015, or $0.07 per share, for the nine-month period ended September 30, 2011.

We expect to incur additional net loss in the fiscal year ending December 31, 2012 primarily attributable to continued operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

Since its inception, we have been primarily engaged in organizational and pre-operating activities. We have generated insignificant revenues and have incurred accumulated losses of $80,828,119 from February 18, 1998 (Inception) through September 30, 2012. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $11,538,652 and a negative cash flow from operations of $3,310,280 for the nine months ended September 30, 2012, and had a working capital deficiency (excluding derivative liabilities) of $637,851 and a stockholders' deficiency of $3,600,463 at September 30, 2012. As a result, our independent registered public accounting firm, in their report on our 2011 consolidated financial statements, raised substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. Our operations from inception, February 18, 1998 to September 30, 2012 have been funded through issuances of our common stock and convertible notes. As of September 30, 2012, we raised an aggregate of $30,991,005 of which $18,396,488 was from the sale of convertible notes. As of September 30, 2012, the outstanding balance of convertible notes was $43,450, of which $27,500 represented convertible note offering, which closed on July 23, 2012. We expect substantially all of the outstanding notes will be converted into shares of common stock of the Company.

On September 30, 2012, we had cash on hand in the amount of $902,333. In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with license agreements; product development and commercialization of the AOT and ELEKTRA technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to one of our executive officers pursuant to an employment agreement, severance payments to a former officer and consulting fees, during 2012 and beyond. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

Details of Recent Financing Transactions

From December 13, 2010 through July 23, 2012, the Company conducted private offerings of up to $10,000,000 aggregate face amount of its convertible notes. A total of $8,291,703 aggregate face amount of the notes were sold for an aggregate purchase price of $7,537,911. Through December 31, 2011, $6,239,029 of these notes were sold, of which $4,518,425 were converted during 2011, leaving a balance of convertible notes outstanding as of December 31, 2011 of $1,720,460. During 2012, the Company sold an additional $2,064,774 of these convertible notes, and an additional $3,741,784 of these notes were converted, leaving a balance of convertible notes outstanding of September 30, 2012 of $43,450. While the stated interest rate on the notes is 0%, the actual interest rate on the notes is 10% per annum. The notes mature on the first anniversary of their respective date of issuance. The notes outstanding at September 30, 2012 are convertible, at the option of the note holder, into 132,550 shares of common stock of the Company (the “Conversion Shares”) at a conversion price of $0.25-$0.40 per share (the “Conversion Price”).

Each of the investors in the offerings received, for no additional consideration, a warrant entitling the holder to purchase a number of shares of the Company’s common stock equal to 100% of the number of shares of common stock into which the notes are convertible (the “Warrant Shares”).  Each warrant is exercisable on a cash basis only at an initial price of $0.30-$0.40 per share, and is exercisable immediately upon issuance and for a period of two (2) to three (3) years from the date of issuance. Warrants to acquire 7,405,716 shares of common stock were granted during the nine months ended September 30, 2012.

During 2012, the Company sold $2,064,774 of convertible notes for aggregate consideration of $1,831,440, resulting in a discount of $187,094 and conversion of $46,240 of accounts payable. The aggregate relative value of the warrants issued in the 2012 offerings were valued at $832,814 using the Black-Scholes-Merton option valuation model with the following assumptions; risk-free interest rate of .23%-.28%; dividend yield of 0%; volatility factors of the expected market price of common stock of 111%; and an expected life of two to three years (statutory term). The Company also determined that the notes contained a beneficial conversion feature of $1,036,259.  The aggregate value of $2,064,774 of the 2012 Offering Warrants, the beneficial conversion feature and the note discount are considered as debt discount and will be amortized over the life of the notes.  The value of this debt discount was added to the outstanding debt discount of $1,550,918 as of December 31, 2011.  During the period ended September 30, 2012, the Company amortized $3,587,802 of debt discount, resulting in an unamortized debt discount balance of $27,890 as of September 30, 2012.

As of September 30, 2012, the outstanding balance of the notes was $43,450.

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

Accounting for Derivative Financial Instruments

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  is not effective as of September 30, 2012 due to existence of material weaknesses in our internal control over financial reporting as described below.

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

We identified certain matters that constituted material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting as discussed on Management’s Annual Report Over Financial Reporting below.

In light of the material weaknesses in internal control over financial reporting described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Despite material weaknesses in our internal control over financial reporting, we believe that the financial statements included in our Form 10-Q for the period ended September 30, 2012 fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

We have created policies and procedures for (i) segregation of duties; (ii) check of disbursements; (iii) level of authorities; and (iv)operating budget. These policies and procedures will be submitted to the Board for approval and will be implemented once approved. Such procedures will include, but not limited to the following: review, recording, and depositing of money received will be processed and recorded by separate employees; bank reconciliations will be performed by two accounting personnel on a monthly basis; disbursements will be reviewed by the appropriate personnel and will be prepared by any other than the signer(s); we will set a limit to each signer’s authority to sign; and require Board approval for contracts and agreements exceeding $200,000. Furthermore, the Company will also implement a monthly operating budget that will be reported to management and the Board on a periodic basis.

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

Our Chief Executive Officer, Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on that assessment, we have identified the following material weaknesses and have implemented the following remediation of material weaknesses in internal control over financial reporting:

Lack of segregation of duties

We have limited staff in our corporate offices and, as such, there is a lack of segregation of duties. We recently developed an internal control procedure manual that allows for segregation of duties from within the financial department. This will be submitted for approval with a Board Resolution and will be implemented soon.

Lack of documented and reviewed system of internal control

We have an internal control weakness due to the lack of a documented and reviewed system of internal control.  We are currently reviewing an implementation process so as to be more in line with Sarbanes-Oxley 302.  We have started to enhance some of our key internal control systems surrounding purchasing and control, and to document those changes; however, this process is on-going and the implementation of policies and procedures may take several quarters.

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

In addition, our management with the participation of our Chief Executive Officer and Chief Financial Officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

`

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

2011 and 2012 Offering. From December 13, 2010, through July 23, 2012, we conducted a private offering consisting of an aggregate of $8,302,153 of Convertible Promissory Notes. The Notes were sold for an aggregate purchase price of $7,547,411 net proceeds. The Notes are convertible into 32,355,230 shares of our common stock and in addition investors received warrants to purchase up to 32,355,230 shares of our common stock.  (See “Details of Recent Financing Transactions”).

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulation S promulgated thereunder, and other applicable exemptions.

Other Issuances.

During the nine months ended September 30, 2012, we issued 14,155,006 shares of common stock in exchange for conversion of $3,741,784 of Convertible Notes.

During the nine months ended September 30, 2012, we issued 6,224,844 shares of common stock upon exercise of warrants at an average price of $0.28 per share and valued at $1,762,693.

During the nine months ended September 30, 2012, we issued 2,525,000 shares of common stock for consulting services at and average price of $0.47 per share and valued at $1,228,250.

During the nine months ended September 30, 2012, we issued 58,334 shares of common stock upon exercise of options at $0.27 per share and valued at $15,750.

Retainer for Nasdaq Application

We entered into an agreement with a law firm to represent us in connection with analyzing, preparing and filing an application to list its shares on the NASDAQ Capital Market. This agreement calls for initial fee of $25,000, payable in two installments.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Increase in Outstanding Shares

During the period from October 1, 2012 through November 6, 2012, we issued 1,061,180 shares of our common stock.  This was comprised of the following:

We issued 105,000 shares of our common stock upon exercise of options for $28,350.

We issued 48,400 shares of our common stock upon conversion of $12,100 of debt to its existing convertible note holders.

We issued 907,780 shares of our common stock upon exercise of warrants for aggregate proceeds of $198,660.

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

SAVE THE WORLD AIR, INC.

Date: November 9, 2012	By:	/s/ GREGG BIGGER
Gregg Bigger
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Interim Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Interim Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

