Form 10-K
period 2012-12-31
SAVE THE WORLD AIR INC
filed 2013-03-22
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2012, was $52,487,599.

The number of shares of the Registrant’s Common Stock outstanding as of February 13, 2013, was 148,933,066

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

Overview

Save the World Air, Inc. (“STWA” or “Company” or “we” or “us” or “our”) designs, licenses and develops products to commercialize energy efficient technologies, including improving the economics of oil extraction and transportation. Our products in development also seek to improve diesel engine performance while reducing emissions and improving fuel economy. We are a technology company that leverages patented, patent-pending and licensed intellectual properties related to the treatment of fuels. Technologies patented by or licensed to us utilize either magnetic or uniform electrical fields to alter physical characteristics of fuels. Our intellectual property portfolio includes 41 domestic and international patents and patents pending, which have been developed in conjunction with and exclusively licensed by us from Temple University.

Our primary technology is called Applied Oil Technology™ (AOT™) which is designed to improve oil flow through pipelines. AOT™ has been proven in U.S. Department of Energy tests to increase the energy efficiency of oil pipeline pump stations. We are seeking to transition our AOT product from the research and development stage to initial commercial production for the midstream pipeline marketplace. Our AOT product is called AOT Midstream, which is a commercial grade, viscosity reduction device for crude oil pipeline applications. The product installs at crude oil pipeline pump stations to reduce the friction loss of the pipeline, providing benefits to pipeline operators and their customers.

We have two licenses (the “Licenses”) from Temple University for its patent-pending uniform electric field technology, which provides the intellectual property foundations upon which our products are based.  The AOT product is based on a new and novel technology to the oil and gas industry for purposes of crude oil viscosity reduction, making it easier to pump oil through pipelines. The AOT product consists of passing crude oil through an array of dynamically-controlled electrical fields to reduce the viscosity of the oil without changing its temperature or chemical formula.  Management believes that this technology holds key advantages supplemental to other viscosity reduction and flow assurance technologies currently in use by the industry.

The ELEKTRA technology consists of passing fuel through a dynamically controlled electrical field to assist in the atomization of fuel via fuel injectors. ELEKTRA introduces a uniform electrical field into the fuel flow to reduce the viscosity of diesel fuel, enabling smaller droplets to be released into the combustion chamber of a diesel engine.

The Company licenses the following patents from Temple University:

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

We have been working collaboratively with Temple University and numerous third-party entities, consultants and experts to assist in the development of the commercial version of our AOT technology product line for oil refineries and pipelines.  The AOT commercial product line is designed for crude oil upstream, gathering, and midstream pipeline applications.  The AOT product is designed to reduce the friction loss per ton-mile of highly viscous fluids such as crude oil traveling through pipelines. The AOT product exposes crude oil to ultra-low amperage electric fields to aggregate the paraffin and/or asphalt particle content of the crude oil in order to encourage particulate matter aggregation within the crude oil. This in turn reduces the viscosity of the fluid, thereby leading to the friction loss reduction, and improved efficiency of the speed of highly viscous fluids such as crude oil traveling through pipelines. The friction loss reduction yields potential for greater flow velocities within the pipeline system for the rated pressure limit, reduces the energy-intensity per ton-mile of product moved, and also holds potential for ancillary benefits such as reduced chemical solvent or additive reliance.

We operate in a highly competitive industry.  Many of our activities are subject to governmental regulation.  We have taken aggressive steps to comply with all governmental regulation(s) pertaining to our product(s), and have taken similar measures to protect our intellectual property.  See “Competition”, “Government Regulation and Environmental Matters” and “Intellectual Property” below.

There are significant risks associated with our business, our Company and our stock. See “Risk Factors,” below.

We are a development stage Company that generated minimal revenues in 2006 and 2007. We did not generate any sales or revenues in 2008, 2009, 2010, 2011 or 2012. Our expenses to date have been funded primarily through the sale of stock and issuance of convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2012 and will need to raise substantial additional capital in 2013, and beyond, to fund our sales and marketing efforts, manufacturing efforts, continuing research and development, and certain other expenses, until we generate revenue and such revenue grows sufficiently to cover such expenditures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

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

Recent Developments (Management Discussion and Analysis)

Beginning in early 2012, members of the Company’s executive management team began meeting with senior management and executive management and project management teams of energy upstream producers, gathering system pipeline transporters, and midstream pipeline transporters from both domestic and foreign companies as potential customers. Management continued to meet with an increasing number of potential customer industry representatives throughout the 2012 year.

The oil and gas industry is typically divided into three major sectors: upstream, midstream and downstream. The upstream oil sector is also commonly known as the exploration and production sector. Gathering systems are pipelines used to collect natural gas and/or crude oil from production facilities for transportation to transmission or distribution lines, which then transports the gas and/or crude oil to the consumer. The midstream sector involves the transportation by transmission or distribution lines, for storage and marketing of the various oil and gas products produced by natural gas and crude oil processing plants and petroleum crude oil refineries.

Throughout 2012, the Company established relationships and formal arrangements with multiple manufacturing supply chain companies in line with the Company’s horizontal integration corporate strategy. STWA has established relationships with three supply chain manufacturing companies located in Casper, Wyoming. One manufacturer fabricates “pressure vessels” in accordance with STWA generated designs and engineering drawings. One manufacturer fabricates metal machined parts in accordance with STWA generated designs and engineering drawings. One manufacturer fabricates and assembles electronics components in accordance with STWA generated designs and engineering drawings. STWA has elected this strategy in accordance with its corporate strategic goals to reduce up front capital expenditures (“CAPEX”), in lieu of developing a vertically-integrated strategy due to its cost prohibitive nature. All manufacturing companies are under independent contractor agreements and non-disclosure agreements, which were in force as of our fiscal year ended December 31, 2012.

CAPEX represents funds that are used by a company to acquire or upgrade physical assets such as equipment, property, or industrial buildings.

Throughout 2012, the Company established relationships and formal arrangements with multiple scientific, engineering and manufacturing consultant experts in line with the Company’s technology development and corporate strategies. These persons represent mechanical engineering, fluid dynamics, fluid mechanics, hydraulics engineering, electrical engineering, scientific research and analysis, and visualization of complex molecular dynamics.

Throughout 2012, the Company engaged several energy midstream and upstream companies under mutually-binding Non-Disclosure and Non-Competition Agreements to begin the process of conducting laboratory testing and case study analyses for those companies as a joint collaborative effort between us and Temple University, many of which are still in the negotiation, analysis and review process at our fiscal year ended December 31, 2012.

In December, 2012 the Company added former state Senator Ryan Zinke (Montana) to the board of directors.

In December, 2012 the Company increased its Intellectual Property Portfolio to 41 Patents issued,pending and licensed.In October, 2012 the Company conducted successful field testing of the AOT prototype 1.3VX with the Chinese Petroleum Pipeline Bureau (CPP) on the Daqing Oilfield in Northeastern China.

In September, 2012 the Company appointed its chief financial officer, Mr. Gregg Bigger, to the additional role of Company President.

In September, 2012 the Company began production of its first AOT Midstream commercial design (“AOT 2.0”, “AOT Midstream”) with its supply chain based in Casper, Wyoming.

In September, 2012 the Company completed programming of its proprietary software system, with successful results presented to domestic and international executive management teams from the Company’s customer base. The software system is designed to allow STWA to analyze and collaborate with our prospective clientele’s engineering teams. The software allows STWA to conduct sample hydraulic modeling analysis, using data provided to STWA by the prospective clientele’s engineering teams.

In July, 2012 the Company shipped the AOT 1.3VX prototype to China for testing at the National Pipeline R&D Flow Assurance Test Facility in Langfang, China.

In July, 2012 the Company completed successful manufacturing of the re-engineered 1.3VX prototype for export to China for testing on a commercial oilfield located near Daqing, China. The company worked with China Petroleum Pipeline Bureau, and the Daqing Oilfield Company Limited, a subsidiary of Petrochina , to conduct on-site pipeline field testing of the 1.3VX prototype.

In July, 2012 the Company began design and programming of a proprietary software system to model customers’ pipelines for the purposes of value demonstration of the Company’s on-demand viscosity reduction systems.

In June, 2012 the Company presented its technology and testing developments to the Pipeline Research Council International (PRCI) in Denver, Colorado.

In June, 2012 the Company sponsored successful Temple University laboratory testing with the Chinese Petroleum Pipeline Bureau (CPP) in Langfang, China.

In May, 2012 the Company completed successful field testing of AOT prototype 1.2V with the United States Department of Energy at the Rocky Mountain Oilfield Testing Center.  (www.rmotc.doe.gov).

In April, 2012 the Company completed successful manufacturing of the re-engineered AOT 1.2V prototype.

In March, 2012 the Company completed successful field testing of AOT prototype 1.2H with the United States Department of Energy at the Rocky Mountain Oilfield Testing Center.  (www.rmotc.doe.gov).

In March, 2012 the Company awarded a research grant to Temple University for additional technology development of new products in addition to the current technology. (https://phys.cst.temple.edu)

In February, 2012 the Company completed successful manufacturing of the re-engineered AOT 1.2H prototype.

In February, 2012 the Company appointed Mr. Gregg Bigger as its Chief Financial Officer (CFO).

In January, 2012 the Company signed a five year funds-in operating agreement with the United States Department of Energy Naval Petroleum and Oil Shale Reserves-CUW (NPR-3) (“Rocky Mountain Oilfield Testing Center (RMOTC)”)

In January, 2012 the Company began design engineering of the AOT midstream commercial product (“AOT 2.0”, “AOT Midstream”) for large diameter crude oil pipelines (“Trunk Lines”) with assistance from Temple University, with engineering and manufacturing support from the Company’s supply chain, and with the Company’s network of engineering consultants.

In January, 2011 Dr. Rongjia Tao presented his paper  "Controlling the Viscosity of Liquid Suspensions with Electrorheology and Magnetorheology," at the 13th International Conference on Electrorheological Fluids and Magnetorheological Suspension at Gazi University in Ankara, Turkey on July 2nd through 6th, 2012. The conference brought together leading scientists and engineers from around the world to explore state-of-the art multidisciplinary technology.

Our Business Strategy

STWA is in the business of acquiring, licensing, and developing new, novel technology from academia, and developing the technology into commercially viable products for select niche industries. Our current and primary product portfolio is dedicated to the crude oil production and transportation marketplace, with a specifically-targeted product offering for enhancing the flow-assurance parameters of new and existing pipeline gathering and transmission systems.

Our primary goal is to provide the oil industry with a cost-effective method by which to increase the number of barrels able to be transported per day through the industry’s existing and newly built pipelines. We also seek to provide the oil industry with a way to reduce emissions from operating equipment. We believe our goals are realizable via viscosity reduction using our AOT product.

There is currently rapid growth within the petroleum industry, and regulatory growth within governmental bodies worldwide. We believe, STWA’s AOT system allows the petroleum industry to gain key value advantages boosting profit, while satisfying the needs of regulatory bodies at the same time. We believe we can successfully provide valuable, simply installed, low maintenance, turn-key systems that would provide benefits to the petroleum production, transportation and refinement industries.

Our business model is to acquire and license intellectual property developed by universities such as Temple University, that the Company believes hold potential for development to commercial application. From there, the idea is developed into a test prototype series for validation that the idea is scalable to full-size from the laboratory, and then developed further to a commercial-grade series of niche products for the intended market. The manufacturing of the commercial-grade products is then conducted by third-party vendors and suppliers under contract(s) with the Company. These vendors are broken up by product component subcategory, enabling multiple manufacturing capacity redundancies and safeguards to be utilized. In addition, the strategy allows the Company to eliminate the prohibitively high CAPEX costs of building, operating and maintaining our own manufacturing facilities, ratings, personnel and licenses, thereby eliminating unnecessary capital intensity and risk.

Our identified market strategy is to continue meeting with oil and gas industry executives in the upstream, gathering, and midstream sectors from both domestic and foreign companies. Our goal is to introduce our technology to oil and gas companies and to demonstrate potential value for the purposes of negotiating commercial implementation of our AOT technology to their existing infrastructures.

Our strategy includes:

1.	Finalize manufacturing of our AOT Midstream commercial product line.
2.	Complete the multiple certification processes for our AOT Midstream commercial product line.
3.	Continue developments for implementation of our AOT Midstream product for commercial use.
4.	Gain clearance from customers’ procurement divisions for installation of AOT Midstream products into their operations.
5.	Publish material events, collaborative arrangements, framework agreements and joint development agreements.
6.	Co-Present with customers at various trade conferences in the United States.
7.	Continue to make inroads and meet with key strategic potential customers in the following geographic regions:
a.	Alberta, Canada
b.	Williston, Bakken Basin, USA
c.	Niobrara, Denver-Julesberg Basin, USA
d.	Uinta-Piceanse Basin
e.	Green River Basin
f.	West Africa
g.	Asia
h.	Austral-Asia
i.	South America
8.	Continue to make inroads and strategic alliances with additional supply chain and logistics support to rapidly expand our production capacity beyond its current physical limitations, adding capacity, reach and stability with pre-approved supply chain members that meet the criteria of the customers’ procurement divisions.
9.	Further develop two additional AOT product models beyond the AOT Midstream for reach into the upstream and gathering energy production and transport sectors.
10.	Continue to develop collaboratively additional scientific and technical whitepaper reports, product development enhancements, and additional products with our engineering support, consultants and relationships.

Selecting Manufacturing Partners

We intend to continue to outsource the manufacturing of our AOT technology. In consideration of qualified manufacturers, here are examples of criteria we will seek in such manufacturers:

•	Existing proven, large-scale manufacturing and distribution for oil producers and transport hardware.

•	Existing relationships with oil producers and pipeline operators.

•	Forward-looking proactive corporate vision looking to boldly expand their market share.

Market Analysis Overview

The United States energy sector is in a period of change and growth due to the invention and adoption of new oilfield drilling and completion techniques.  These new technological achievements, known as EOR (Enhanced Oil Recovery) Techniques have reversed the domestic United States' oilfield depletion trends, making this country extremely competitive in the global energy production sector over the past five years.  One of the many challenges to the sector is that the upstream growth is rapidly overwhelming the midstream pipeline infrastructure's carrying capacity, leading to transportation and emissions problems.  STWA's Applied Oil Technology (AOT™) on-demand crude oil viscosity reduction flow assurance technology is designed to assist with both of these issues facing the industry.

EOR Growth:

The advent of EOR beginning predominantly in about 2007, has led to growth in the upstream sector.  The Williston Basin and Bakken Formation in North Dakota, for example, has benefitted from widespread adoption of the new techniques, enabling the once inactive field again to become viable in the otherwise desolate region.  The Bakken is considered by many within the industry as a key leading indicator of future production as other areas begin the adoption process of the new downhole techniques.  The rampant upstream growth due to the EOR use has reversed the "Peak Oil" trend that was indicated decades ago, bringing the USA to the forefront of gas and crude production.   These new techniques allow for previously unattainable oil and gas reserves to become viable, and have led to massive growth in the upstream production sector.  With the EOR processes, many industry analysts predict that the USA will be able to be energy independent within the next 5-10 years.

Midstream Challenges due to EOR Growth:

The rampant and accelerating growth does not come without its challenges however.  One of the many issues that faces the industry is the simple fact that the accelerating growth in the upstream sector due to the adoption of the new and more effective recovery techniques has outstripped the midstream transportation network of long distance transmission pipelines' carrying capacity. The midstream sector, which takes the upstream product produced in the remote oilfields throughout the continent and brings it to market, hundreds to thousands of miles away, was designed and built prior to the advent of the EOR technology.  The problem is that there simply isn't enough pipeline diameter and transport capacity to service the areas adopting the EOR techniques.  This, in turn leads the upstream producers to look to other means to bring their product to market.  In regions such as the Williston Basin (Bakken), the lack of pipeline carrying capacity has led to explosive growth in truck and train transportation, triggering many challenges for the highway and rail systems throughout the domestic USA.  The US Energy Information Administration states that truck and rail petroleum transportation was up 38% in the first half of 2012 due to the lack of pipeline infrastructure. (http://www.eia.gov/todayinenergy/detail.cfm?id=7270)

New Regions Adopting EOR:

The EOR techniques are being adopted in more regions than just the Williston / Bakken Formation at an accelerating rate.  Our research is indicating that like the Williston / Bakken, the adoption of the EOR techniques is now making old oilfields in the Rocky Mountains viable for the first time in decades, and many notable upstream energy companies are seeing enormous benefits and growth in the areas.  Oilfields such as the Denver-Julesberg (D-J) Basin in northern Colorado / Southern Wyoming / Southern Nebraska, the Uinta-Piceance Basin in Utah / Colorado, the Green River Basin, and a number of other fields in the Rockies are beginning to adopt the EOR techniques that made the Williston / Bakken so successful.  According to Midstream Business Magazine (Nov-Dec 2012 issue), the DJ Basin production alone grew 30% last year, and analysts predict production to double by 2016. According to the office of the Governor' Utah's Energy Landscape 2011 Department of Natural Resources Report, the number of oil and gas well completions in Utah averaged 879 per year over the past 7 years, a major increase over the 274 wells averaged throughout the 1990's.

The main problem the new EOR adopting regions are facing is that their areas have an even greater lack of pipeline transport capacity leading out of the areas, because the midstream pipeline infrastructure was designed decades before the advent of EOR made the regions viable.  The regions are extremely reliant on truck and train transport, because of the lack of midstream infrastructure servicing the areas.  We believe new technologies such as our AOT (Applied Oil Technology) are coming to the forefront of interest within the commercial energy production and transport sector for its ability to increase the flow rates, improve the energy-efficiency, and increase the margin of safety for the existing pipelines and new pipelines in development to service the areas.

Our Products and Technology

STWA's AOT Viscosity Reduction Systems

Our AOT crude oil viscosity reduction technology is designed to work as an add-on component to upstream gathering pipelines and midstream long-distance transportation pipelines.   The new technology uses ultra-low amperage electric fields to aggregate the paraffin and/or asphaltene particles inherent to crude oil into microscopic clusters, allowing the viscosity of the fluid to decrease quickly and easily.  The advantage of the technology is that it reduces the friction between the crude oil and in the inside of the pipeline, allowing the oil to travel through the pipeline using less energy per mile.  This reduced friction allows the pipeline to operate at a faster flow rate before reaching its maximum pressure limits, while reducing the energy consumed per ton of product to move each mile.  The benefits are that the same pipeline can move more product per day, while reducing its power consumption per ton of product moved.  This results in a "de-bottlenecking" of the pipeline, while improving its carbon emissions footprint at the same time.

We have elected to focus substantively all our efforts and resources to the development and commercialization of our AOT technology. At this time, our efforts and resources devoted to our ELEKTRA technology are minimal.

Current Business Status

We are subject to non-disclosure agreements with multi-national upstream and midstream energy production and transportation companies throughout the USA and overseas for evaluation and analysis of our AOT products' value to their systems. The Company has non-disclosure agreements in place with companies located on the following continents:

North America

Europe

Africa

Asia

Austral-asia

Several of these companies have elected to send crude oil samples to Temple University for official, independent laboratory viscosity reduction technology testing.

AOT Target Market Segmentation

The Company’s market segmentation can be broken into three main categories. Upstream Producers, Midstream Transporters and Downstream Refiners. Each of the three market segments is comprised of multiple companies around the world. Some firms will receive greater benefit from viscosity reduction than others.

The largest number of potential customers, with the highest potential for benefit from viscosity reduction are the upstream companies, most notably within the US borders. STWA is in discussions with upstream producers in Colorado, Wyoming, Utah, Texas, Alabama and Alberta, Canada about our AOT technology. The upstream oil sector is also commonly known as the exploration and production (E&P) sector.

The second largest number of potential customers, with the highest potential for benefit from viscosity reduction are the midstream companies, most notably within the US borders. STWA is also in discussions with midstream transporters based in Alberta, Canada, Colorado, Wyoming, Utah, Texas, Alabama, and Oklahoma, about our AOT The midstream sector involves the transportation by transmission or distribution lines, for storage and marketing of the various oil and gas products produced by natural gas and crude oil processing plants and by petroleum crude oil refineries.

The third largest number of potential customers is the downstream market. These companies have not been identified as potential purchasers of our AOT products, but are identified from benefitting greatly from the benefits of the upstream and midstream companies that provide them with the material for refinement and should be considered as potential customers. The downstream sector commonly refers to the refining of petroleum crude oil and the processing and purifying of raw natural gas, as well as the marketing and distribution of products derived from crude oil and natural gas. The downstream sector reaches consumers through products such as gasoline or petrol, kerosene, jet fuel, diesel oil, heating oil, fuel oils, lubricants, waxes, asphalt, natural gas, and liquified petroleum gas (LPG) as well as hundreds of petrochemicals.

Midstream operations are often included in the downstream category and considered to be a part of the downstream sector.

1.	Upstream producer benefits from use of our AOT technology
1.	Increased flow rate capacities, especially in the fall through spring cold temperatures.
2.	Increased revenues via ability to unlock greater flow rates through bottleneck reduction.
3.	Decreased operational expenditure power required per barrel, saving power consumption, especially of use with on-site remote power generators, resulting in lower localized emissions and power costs, in addition to reducing pass-through power costs charged by midstream pipeline operator.
4.	Reduced trucking and/or train reliance to transport crude to market, leading to reduced operational expenditure bringing product long distances to market.
5.	Supplemental to heat required with heavy content crude oil, reducing operational expenditure while increasing safety and uptime. (Paraffin wax is a white or colorless soft solid that is derived from petroleum and consists of a mixture of hydrocarbon molecules containing between twenty and forty carbon atoms.)
6.	Supplemental to diluent content required with heavy content crude oil, reducing operational expenditure and infrastructure complications bringing diluent on-site and subsequent refining it out of the crude, increasing the value of each barrel transported to refinery and reducing transport costs.
7.	Supplemental to polymeric friction reducers content required with high friction lines, reducing operational expenditure and infrastructure complications bringing these friction reducers on-site and subsequent refining it out of the crude, increasing the value of each barrel transported to refinery and reducing transport costs. Polymeric friction reducers are a chemical drag reducing composition comprising of long-chain polymers used to reduce the turbulence loss and friction within pipeline systems.
8.	Increased oilfield valuations via improved transport capacities.
2.	Midstream transporters benefits from use of our AOT technology:
1.	Increased revenues via higher flow rate capacities.
2.	Increased spot capacity revenues via committed and uncommitted flow increases.
3.	Decreased OPEX per barrel moved, enabling strategic advantages internally and lower transport costs.
4.	Decreased emissions per barrel opportunities for Environmental Protection Agency (EPA) and Department of Transportation (DOT) governmental advantages.
5.	Decreased friction per mile, leading to reduced thermal build on “bullet” style transmission lines.
6.	Decreased Reid Vapor Pressure (RVP) build at end of line collection tank batteries due to reduced thermal build per mile, resulting in EPA compliance advantages.
7.	Decreased pressure loss per mile, leading to increased margins of safety and regulatory compliance advantages via decreased pressure required to move product per mile.
8.	Increased flow flexibilities through the fall, winter and spring months, enabling more balanced flow rates throughout the year in high temperature variance locations, leading to increased annual revenues and more stable flow rate capacities throughout the year.
3.	Downstream refiners benefits from use of our AOT Technology:
1.	Reduced downstream collection tank RVP enables lower tank emissions due to reduced end of line temperatures.
2.	Reduced RVP due to reduced diluent content secondary potential.
3.	Simplified refinement due to potential reduced diluent concentration.
4.	Simplified refinement due to potential reduced polymeric friction reducer concentration.
5.	Increased revenue potential due to greater concentration of high-value crude content.
6.	Increased refinement volume flexibility due to greater flow flexibility during the fall-winter-spring months.
7.	Reduced truck and train delivery traffic, as greater volume moves through pipeline content, simplifying down-line logistics for offloading.

STWA Target Markets

STWA has separated its market into specific groups to be addressed with slightly different strategies. The three markets within the petroleum industry are Upstream Producers, Midstream Transporters, and Downstream Refiners. STWA seeks to pursue the first two of the three segments, since we believe such segments would benefit the most from our AOT technology.

Upstream Producers.
Upstream Producers are arguably the most motivated groups within the petroleum industry because they have the most to gain from additional flow throughput capacity and also experience the most problems due to high viscosity crude oil, especially in the Winter months.

This group, also known as the “Wildcatter” group are the most open to new technology, typically have the fewest barriers to entry, and tend to benefit financially the most from every additional barrel of their crude oil that they are able to transport. Upstream producers physically move the most volume of product and make the most money of the three segments for every barrel of crude transport capacity. They are the midstream transporter group’s customer and are the group that engages the transporter group in long-term contractual shipping obligations (tariff-based transportation contracts) to move product from their fields to the refiners and markets downstream.

Producers make the spot market price for every barrel delivered to refinery, minus the transport costs, tariffs, and marketing discounts associated with bringing the product to market. A rough rule of thumb for this market is that the further away they are from the refinery, the higher the transport costs to deliver the product. STWA’s AOT is of interest to upstream producers. This group would benefit from our AOT technology by unlocking chokepoints from their field to the transmission line loading terminals due to viscosity constraints. In addition, this group would also benefit from their midstream transporters implementing our AOT 2.0 transmission-line series by its ability to increase the overall flow capacity of the pipelines transporting the product from the loading terminals to market.

According to numerous market research groups, the upstream producers are currently massively choked in the central United States because the pipelines were designed to handle the recoverable capacity of crude oil prior to the advent of the Enhanced Oil Recovery Techniques rapidly being put in place throughout the USA.

Midstream Transporters
Midstream transporters transport the greatest volume of crude oil throughout the 400,000 miles of crude oil pipelines around the world (160,000+ miles of crude pipelines are in the USA alone). We view them as a secondary market due to their tendency to be slower-moving and more conservative than their upstream counterparts, as they are one of the highest-regulated industry segments in the world.

In general, a pipeline transport operators’ business model is to charge a tariff to transport each barrel of oil through their pipeline. (The model is similar in business description to that of a toll-road, bridge or ferry service.) They are of interest for our AOT technology transmission-line series application in that the AOT viscosity reduction technology holds direct benefits to the midstream operators via increased flow rate capacities, reduced [BTU] per ton-mile and large “Green Effort” public perception value.

The AOT Midstream’s product value to this market segment is derived from the technology’s ability to reduce the friction loss per mile of the crude oil as it passes through the hundreds, and sometimes thousands of miles of pipeline from the upstream producers, en route to the downstream refineries.

Midstream Gathering Transporters
A subset of the midstream transporters sector is the gathering line operators. This group is sometimes a part of the upstream producers’ operations, or part of the midstream transporter’s operations. It is classified in this discussion in the latter category. These pipelines are the regional transportation lines that connect the upstream oilfields’ gathering lines to the midstream long distance transporters’ main trunk lines. They are typically relatively short distance pipelines (20-100mi) and have diameters between 6” and 12”.

Downstream Refineries
The third market category of the industry that can potentially benefit from our new viscosity reduction technology is the downstream refineries sector. The benefits of the new viscosity reduction technology to this sector would be passed through from advantages realized in the up and midstream sectors. We believe the advantages posed with the new technology hold potential for the downstream market sector in the potential for reduced reliance on chemical based flow assurance additives, reduced friction thermal build on heavily turbulent pipelines both leading to reduced Reid Vapor Pressures and subsequent evaporation mitigation practices and hardware requirements as mandated by the United States Environmental Protection Agency.

Sales and Marketing

Applied Oil Technology

Management believes that AOT will be an attractive option for producers and pipeline operators in its ability to reduce the operation costs associated with crude oil transport.  The oil industry is a very large, yet tightly-knit, focused community.  Management believes that the Company’s current engagements with its prospective clientele base will be beneficial in its ability to rapidly disseminate information pertaining to AOT’s effectiveness in improving pipeline efficiency to additional prospective clients.

The majority of the world’s largest oil and gas pipelines are fully-integrated companies, which are involved in all stages of petrochemical production from extraction to delivery.  The companies explore for and produce, own the pipelines for transport, and refine the petrochemicals for wholesale and retail sale.  Management believes that the Company’s AOT technology is of interest at every level of the extraction, production, transport and delivery to these companies.

Management believes that the industry is actively seeking new and innovative cost-savings and throughput capacity improvement technology such as the Company’s AOT technology.  Management believes that targeted messaging to pipeline operators via trade journals and industry trade shows will create strong worldwide demand for the Company’s AOT technology.

Growing Foreign Markets

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

Laboratory and Scientific Testing

Since 2010, the Company has been working with the U.S. Department of Energy to test its technology at the Department of Energy’s Rocky Mountain Oilfield Testing Center (RMOTC), near Casper, Wyoming.  This third-party testing is to establish independently verified data related to the Company’s technology as applied to commercial use in a controlled facility, using a commercial-scale prototype of our AOT technology.

In 2010, a group led by Dr. Rongjia Tao from Temple University conducted experiments, using the laboratory-scale Applied Oil Technology apparatus at the National Institute of Standards and Technology (NIST) Center for Neutron Research (CNR). NIST is an agency of the U.S. Department of Commerce, founded in 1901 in Gaithersburg, Maryland.

Laboratory testing and confirmation of our AOT technology has been conducted by Dr. Rongia Tao, Chair, Department of Physics, Temple University. Testing of the technology as applied to crude oil extraction and transmission has been conducted at Temple University in their Physics Department, in addition to the U.S. Department of Energy (US DOE), at their Rocky Mountain Oilfield Testing Center (RMOTC), located on the Naval Petroleum Reserve #3 Teapot Dome Oilfield, north of Casper, Wyoming.

Independent laboratory testing was also conducted as a collaborative effort by Temple University and China Petroleum Pipeline Bureau in June 2012.

Competition

AOT

The oil transportation industry is highly competitive.  We are aware of only three currently available competitive technologies in widespread use for reducing the viscosity of oil throughout the world.  Many of our competitors have greater financial, research, marketing and staff resources than we do. For instance, oil pipeline operators use heat, diluents such as naphtha and/or natural gasoline, and/or chemical viscosity reduction additives, or chemical drag-reducing agents to improve flow in pipelines.  Our research indicates that these methods are either very energy-intensive, or costly to implement on a day to day basis.  Management believes that the Company’s AOT technology presents advantages over traditional methods, yet the industry’s willingness to experiment with new technology may pose some challenges in acceptance.

We are not aware of any other technology using uniform electrical field crude oil viscosity reduction technology which has been proven to significantly improve pipeline operation efficiency.  Although we are unaware of any technologies that compete directly with our technologies, there can be no assurance that any unknown existing or future technology will not be superior to products incorporating our AOT technology.  Major domestic and international manufacturers and distributors of pipeline flow-improvement chemical solutions include Pemex, Petrotrin, Pluspetrol, Repsol, Glencore, Conoco-Philips, and Baker-Hughes. According to our research, heater skid manufacturers are generally local to the oilfield and pipeline regions, and are comprised of a large number of relatively small businesses in a fragmented industry. Major heater skid manufacturers are Parker, KW International, Thermotech Systems, LTD.

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

Employees

As of December 31, 2012, we had ten full-time employees. As of such date, we also utilized the services of nineteen part-time consultants to assist us with various matters, including engineering, investment relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A.	Risk Factors

We have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated our first revenues from operations in late 2006 and subsequently have not generated any revenues and we have incurred net losses every year since our inception in 1998. For the fiscal years ended December 31, 2012 and 2011, we had net losses of $13,092,387 and $10,856,547, respectively.  To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our debt and equity securities for cash.  We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the Company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our AOT technology, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 22, 2013, our independent auditors stated that our consolidated financial statements for the year ended December 31, 2012 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses and accumulated deficit losses from operations since inception. We had an accumulated deficit of $82,381,854 as of December 31, 2012. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations since our inception in February 1998 and have relied on external sources of capital to fund operations. We had $1,601,791 in cash at December 31, 2012 and negative cash flow from operations of $4,517,585 for the year ended December 31, 2012.

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

As of December 31, 2012 and thereafter, our expenses ran, and are expected to continue to run, at an approximate “cash burn rate” of $300,000 per month, which amount could increase during 2013. In order to fund some of our capital needs, we conducted private offerings of our securities in 2011 and 2012.   While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that an equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.

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

Our business strategy is to develop, manufacture and market products incorporating our AOT technology.  We also intend to develop, manufacture and market products incorporating the technology. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to raise additional necessary capital for research and development, complete development of our products in development and successfully introduce and commercialize our products.

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

The commercial viability of AOT technology remains largely unproven and we may not be able to attract customers.

Despite the fact that we have entered into various discussions and received Non-Disclosure / Non-Competition Agreements, to the best of our knowledge, no consumer or pipeline operator has used the products incorporating the AOT technology to reduce crude oil viscosity to date. Accordingly, the commercial viability of our devices is not known at this time. If commercial opportunities are not realized from the use of products incorporating the AOT technology, our ability to generate revenue would be adversely affected.  There can be no assurances that we will be successful in marketing our products, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of our products will significantly and negatively impact our financial condition. There can be no assurances that we will be successful in marketing our products, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of our products will significantly and negatively impact our financial condition.

If our products and services do not gain market acceptance, it is unlikely that we will become profitable.

At this time, our technology is commercially unproven, and the use of our technology by others is limited. The commercial success of our products will depend upon the adoption of our technology by the oil industry. Market acceptance will depend on many factors, including:

•	the willingness and ability of consumers and industry partners to adopt new technologies;

•	our ability to convince potential industry partners and consumers that our technology is an attractive alternative to other technologies;

•	our ability to manufacture products and provide services in sufficient quantities with acceptable quality and at an acceptable cost; and,

•	our ability to place and service sufficient quantities of our products.

If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and it is unlikely that we will become profitable.

We outsource and rely on third parties for the manufacture of our products.

Our business model calls for the outsourcing of the manufacture of our products in order to reduce our capital and infrastructure costs, capital expenditure and personnel. Accordingly, we must enter into agreements with other companies that can assist us and provide certain capabilities that we do not possess, and to increase our manufacturing capacity as necessary. We can provide no assurances that any such outsourcing will be at commercially acceptable rates or profitable. Moreover, we do not have the required financial and human resources or capability to manufacture, market and sell our products. Our business model calls for the outsourcing of the manufacture, and sales and marketing of our products in order to reduce our capital and infrastructure costs as a means of potentially improving our financial position and the profitability of our business. Accordingly, we must enter into agreements with other companies that can assist us and provide certain capabilities that we do not possess. We may not be successful in entering into additional such alliances on favorable terms or at all. Furthermore, any delay in entering into agreements could delay the development and commercialization of our products and reduce their competitiveness even if they reach the market. Any such delay related to our existing or future agreements could adversely affect our business.

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

We believe that our future operating results will fluctuate due to a variety of factors, including delays in product development, market acceptance of our new products, changes in the demand for and pricing of our products, competition and pricing pressure from competitive products, manufacturing delays and expenses related to and the results of proceedings relating to our intellectual property.

A large portion of our expenses, including expenses for our facilities, equipment and personnel, is relatively fixed and not subject to further significant reduction. In addition, we expect our operating expenses will increase in 2013 as we continue our research and development and increase our production and marketing activities, among other activities. Although we expect to generate revenues from sales of our products, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

We have taken measures to protect ourselves from infringing on the patent rights of others; however, if we infringe or are alleged to have infringed another party’s patent rights, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, we may incur substantial monetary damages ,encounter significant delays in marketing our current and proposed product candidates, be unable to conduct or participate in the manufacture, use or sale of product, candidates or methods of treatment requiring licenses, lose patent protection for our inventions and products; or find our patents are unenforceable, invalid, or have a reduced scope of protection.

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

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technologies and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Our pending patent applications, specifically patent rights of the AOT technology, may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Patents we have received for our technologies, and which we may receive, may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

Our future success is substantially dependent on the efforts of our senior management, particularly Cecil Bond Kyte, our Chief Executive Officer and Gregg Bigger, our President and Chief Financial Officer. The loss of the services of members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel, including consultants. There is intense competition among specialized automotive companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit key marketing, scientific and technical personnel, the growth of our business could be substantially impaired. We do not maintain key man insurance for any of these individuals.

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

The market price for our common stock has been volatile during the last year, ranging from a closing price of $0.30 on January 9, 2012 to a closing price of $1.89 on September 24, 2012, and a closing price of $1.05 on February 4, 2013. Additionally, the price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including, developments with respect to patents or proprietary rights, announcements of technological innovations by us or our competitors, announcements of new products or new contracts by us or our competitors, actual or anticipated variations in our operating results due to the level of development expenses and other factors, changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates, conditions and trends in our industry, new accounting standards, general economic, political and market conditions and other factors.

Substantial sales of common stock could cause our stock price to fall.

In the past year, there have been times when average daily trading volume of our common stock has been extremely low, and there have been many days in which no shares were traded at all. At other times, the average daily trading volume of our common stock has been high.  Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair a shareholder’s ability to sell our stock or our ability to raise capital through the sale of our equity securities.

Potential issuance of additional shares of our common stock could dilute existing stockholders.

We are authorized to issue up to 200,000,000 shares of common stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of shareholders.

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

Our executive offices are located at 735 State Street, Suite 500, Santa Barbara, California 93101 and our ELEKTRA R&D facility is located at 235 Tennant Avenue, Morgan Hill, California 95037. In September 2005, the Company entered into a lease for the Morgan Hill facility for the term September 1, 2005 through August 31, 2007, that carried an option to renew for two additional years at the then prevailing market rate. Monthly rent was $2,240 per month under this lease. The lease was amended in February 2006 for additional space. Monthly rate under the amended lease was $4,160 per month.  The Company renewed this lease on August 9, 2007 for an additional two-year term.  The rent is $4,640 per month for the first six months of the new term of the lease and $5,480 per month for the remaining eighteen months of the new term of the lease.  We are currently on a month-to-month lease for the property since September 1, 2009. We believe that this space is adequate for our current and planned needs.

In March 2009, the Company entered into a sublease agreement for its executive offices located at 735 State Street, Suite 500 in Santa Barbara, California. The initial term of the lease was from April 1, 2009 through December 31, 2009, at $3,520 per month, and $3,630 per month from January 1, 2010 to December 31, 2010. In November 2010, the Company amended the lease agreement to provide for a term from January 1, 2011 to December 31, 2013 at a rental of $5,830 per month. In February 2012, the Company entered into another lease agreement to expand its offices at the same location in Santa Barbara, California. Pursuant to this additional agreement, the term commenced on February 1, 2012, and expires December 31, 2013, at a rental of $5,845 per month.

Total rent expense under this lease and other operating leases in effect during the years ended December 31, 2012 and 2011, was $210,635 and $138,840, respectively. The Company is committed in its current non-cancellable leases for aggregate rent payments of $140,000 through 2013.

Item 3.	Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

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

	2012		2011
	High	Low	High	Low
First Quarter	$0.68	$0.30	$0.64	$0.25
Second Quarter	$0.56	$0.33	$0.44	$0.30
Third Quarter	$1.89	$0.42	$0.37	$0.18
Fourth Quarter	$1.64	$0.83	$0.43	$0.20

According to the records of our transfer agent, we had approximately 1,100 stockholders of record of our common stock at February 28, 2013. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Issuances of Unregistered Securities in Current Fiscal Year

During the year ended December 31, 2012, the Company sold $2,069,174 of convertible notes for aggregate consideration of $1,835,840, resulting in an original issue discount of $180,963 and conversion of $52,371 of accounts payable. The notes do not bear any interest; however, the Company uses an implied interest rate of 10%. The notes are unsecured, will mature in one year and convertible to 7,423,316 shares of common stock at a conversion price of $0.25 up to $0.40 per share. Furthermore, each of the investors in the offerings received, for no additional consideration, warrants to purchase a total of 7,423,316 shares of common stock. Each warrant is exercisable on a cash basis only at a price of $0.30 up to $0.40 per share, and is exercisable immediately upon issuance and will expire within two (2) to three (3) years from the date of issuance.

During the year ended December 31, 201, the Company converted $3,789,634 of these convertible notes to 14,305,156 shares of common stock.

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), or Regulations D or S promulgated thereunder.

Other Issuances

During the year ended December 31, 2012, we issued an aggregate of 29,394,100 shares of our common stock as follows:

•	During 2012, we issued 2,525,000 shares of our common stock for services valued in the aggregate at $1,228,250. We valued the shares at market prices at the date of the agreements ranging from $0.30 to $1.07 per share.
•	During 2012 we issued 14,305,156 shares of our common stock in exchange for conversion of $3,789,634 of Convertible Notes. We valued the shares at $0.25 to $0.40 pursuant to the term of the convertible note.
•	During 2012, we issued 776,667 shares of our common stock for exercised options valued at $0.27 to $0.30 per share.
•	During 2012, we issued 11,787,277 shares of our common stock for exercise of warrants at an average price of $0.28 per share and valued at $3,317,181.

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in Item 7 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-K, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2012, and we undertake no duty to update this information.

Overview

We are a development stage company that has not yet generated any significant revenues since our inception in February 1998. We have devoted the bulk of our efforts to the completion of the design, and the commercial manufacturing of our production models, and testing of devices and the promotion of our commercialized crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2013.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2012 and will need to raise substantial additional capital in 2013, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation

There were no revenues and cost of sales for the fiscal year ended December 31, 2012 and 2011.

 Operating expenses were $7,457,170 for the fiscal year ended December 31, 2012, compared to $6,886,681 for the fiscal year ended December 31, 2011, an increase of $570,489. This increase is attributable to increases in non-cash expenses of $478,934 and cash expenses of $91,555. Specifically, the increase in non-cash expenses is attributable to increases in valuation of common stock and warrants given to consultants of $596,109, increase in depreciation and bad debts of $53,360, offset by a decrease in valuation of warrants and options given to employees as compensation of $170,535. The increase in cash expenses is attributable to increases in, salaries and benefits of $488,732, offset by decreases in consulting and professional fees of $353,097 and travel expenses of $44,080.

Research and development expenses were $693,184 for the fiscal year ended December 31, 2012, compared to $1,130,283 for the fiscal year ended December 31, 2011, a decrease of $437,099. This decrease is attributable to decreases in product testing, research and supplies of $416,813 and contract fees of $20,286.

Other expenses were $4,941,233 for the fiscal year ended December 31, 2012, compared to $2,838,783 for the fiscal year ended December 31, 2011, an increase of $2,102,450. This increase is attributable to increases in the fair value of derivative liabilities of $6,038,913, a decrease in other income of $23,277, offset by a gain on extinguishment of derivative liabilities of $2,439,378, decrease in non-cash interest and financing expense of $1,456,521 and increase in income from settlement of litigation and debt of $63,841.

We had a net loss of $13,092,387 or $0.10 loss per share for the fiscal year ended December 31, 2012 compared to a net loss of $10,856,547, or $0.10 loss per share for the fiscal year ended December 31, 2011.

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of December 31, 2012, we had cash of $1,601,791 and an accumulated deficit of $82,381,854. Our negative operating cash flow in 2012 was funded primarily through the sale convertible notes for cash and proceeds from the exercise of stock purchase warrants and options.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $13,092,387 and a negative cash flow from operations of $4,517,585 for the year ended December 31, 2012, and had a stockholders’ deficiency of $2,897,520 at December 31, 2012.  These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

During 2012, we raised an aggregate of $1,835,377 in net proceeds from the issuance of our Convertible Notes.

Details of Recent Financing Transactions

From December 13, 2010 through July 23, 2012, the Company conducted private offerings of up to $10,000,000 aggregate face amount of its convertible notes. During the year ended December 31, 2012, the Company sold $2,069,174 of convertible notes for aggregate consideration of $1,835,840, resulting in an original issue discount of $180,963 and conversion of $52,371 of accounts payable. The notes does not bear any interest, however, the Company used an implied interest rate of 10%, are unsecured, will mature in one year and convertible to 7,423,316 shares of common stock at a conversion price of $0.25 up to $0.40 per share. Furthermore, each of the investors in the offerings received, for no additional consideration, warrants to purchase a total of 7,423,316 shares of common stock. Each warrant is exercisable on a cash basis only at a price of $0.30 up to $0.40 per share, and is exercisable immediately upon issuance and will expire within two (2) to three (3) years from the date of issuance.

As of December 31, 2012, the outstanding balance of the notes was $0.

Summary

At December 31, 2012, we had cash on hand in the amount of $1,601,791. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT and the ELEKTRA technology; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2013 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Contractual Obligations

The following table discloses our contractual commitments for future periods. Long-term commitments are comprised of operating leases and minimum guaranteed compensation payments under employment and other agreements.  See Note 10 of Notes to Consolidated Financial Statements, “Commitments and Contingencies”.

Year ending December 31,	Operating Leases (1)	Guaranteed Payments
2013	140,100	940,700	(2)
2014	—	551,425	(3)
2015	—	498,300	(4)
2016	—	213,400	(5)
Total	$140,100	$2,203,825

(1)	Consists of rent for our Santa Barbara Facility expiring on December 31, 2013. (For description of this property, see Part 1, Item 2, “Properties”).
(2)	Consists of an aggregate of $540,700 in total compensation, including base salary and certain contractually-provided benefits, to two executive officers, pursuant to an employment agreement that expires on November 30, 2013 and January 30, 2016 and $400,000 in licensing maintenance fees to Temple University.
(3)	Consists of an aggregate of $310,800 in total compensation, including base salary and certain contractually-provided benefits, to an executive officers, pursuant to an employment agreement that expires on January 30, 2016 and $240,625 in licensing maintenance fees to Temple University.
(4)	Consists of an aggregate of $310,800 in total compensation, including base salary and certain contractually-provided benefits to an executive officer, pursuant to an employment agreement that expires on January 30, 2016 and $187,500 in licensing maintenance fees to Temple University.
(5)	Consists of an aggregate of $25,900 in total compensation, including base salary and certain contractually-provided benefits to an executive officer, pursuant to an employment agreement that expires on January 30, 2016 and $187,500 in licensing maintenance fees to Temple University.

Licensing Fees to Temple University.  For details of the licensing agreements with Temple University, see Financial Statements attached hereto, note 6.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for the Company in the period beginning January 1, 2013. The Company does not expect the adoption of this update to have a material effect on the consolidated financial statements.

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

Our consolidated financial statements as of and for the years ended December 31, 2012 and 2011 are presented in a separate section of this report following Item 15 and begin with the index on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  were ineffective as of December 31, 2012, due to a material weakness in our internal control over financial reporting described below.

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

In light of the material weakness in internal control over financial reporting described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles.  Despite the material weakness in our internal control over financial reporting, we believe that the financial statements included in our Form 10-K for the period ended December 31, 2012 fairly present, in all material respects, our financial condition, results of operations, changes in stockholders' deficiency and cash flows for the periods presented.

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

Our Chief Executive Officer, Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weaknesses described above, management concluded that, as of December 31, 2012, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

We are conducting an evaluation to design and implement adequate systems of accounting and financial statement disclosure controls. We expect to complete and implement these controls during 2013 to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Our annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting and management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only Management’s report in this annual report.

In February 2012, the Company began the process of implementing various financial controls from within our finance department. This process has led to the development of an internal control policy to be approved by our current board of directors. We also intend to work with our auditors, Weinberg & Co. to develop a fully-compliant Sarbanes-Oxley 302 matrix, which is to be reviewed and approved monthly by our board and auditors.

Item 9B.	Other Information

On January 2, 2013, we entered into an agreement with Continental Divide, LLC (“Continental” to market our AOT technology. Continental is owned by Ryan Zinke, a member of the Company’s Board. The term of the agreement is for a period of one year with a monthly fee of $5,000. General terms and conditions can be found in a copy of this agreement, which is attached to this report as Exhibit10.105..

New Director

On December 14, 2012, former State of Montana Senator Ryan Zinke, was appointed to serve as a member of our Board of Directors. (See Item 10, Part III, below.)

Extinguishment of derivative liabilities

In January 2013, 3,912,500 warrants were exercised to purchase shares of common stock and 300,000 warrants expired. These warrants were accounted for as a derivative liability upon its issuance. See note 7 of the Financial Statements attached hereto. Prior to the exercise and expiration of these warrants, the Company recognized a loss of $220,614 to account for the change in the fair value of the derivative liabilities in January 2013 and a gain of $3,441,752 to account for the extinguishment of the corresponding derivative liability resulting from the exercise and expiration of these warrants.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Composition of Board of Directors

Our bylaws provide that the Board shall consist of between one and eight directors, as determined by the Board from time to time. The Board consisted of three (3) members elected by the holders of the common stock at the Company’s Meeting of Shareholders on September 21, 2012.  Our Board was increased to four (4) on December 7, 2012. Our directors are elected by our stockholders at each annual meeting of stockholders and will serve until their successors are elected and qualified, or until their earlier resignation or removal. Officers are appointed by our Board of Directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our Board of Directors.  There are no family relationships among any of our current directors or our executive officers.

The following constitutes the Board of Directors as of December 31, 2012:

Name	Age	Position	Director Since

Cecil B. Kyte (1) (2) (3)	40	Chief Executive Officer and Chairman, Director	2006
Charles R. Blum (1) (2) (3)	74	Director	2007
Nathan Shelton (1) (2) (3)	63	Director	2007
State Senator Ryan Zinke	52	Director	2012

(1)  Member of the Audit Committee

(2)  Member of the Compensation Committee

(3)  Member of the Nominating and Corporate Governance Committee

Biographical Information Regarding Directors

Cecil Bond Kyte has served as a director since February 21, 2006. In December 13, 2007, Mr. Kyte was elected by the Board of Directors to serve as Chairman of the Board. On January 30, 2010, he was appointed to serve as Chief Executive Officer, replacing Charles R. Blum. From approximately 1982 to 2002, Mr. Kyte served as an airline pilot in various capacities and flight academy instructor. From February 2000 to November 2002, Mr. Kyte was employed by United States regional carrier, Republic Airways, including service as an airline Captain. After retiring in December 2002, Mr. Kyte has been an investor in a number of businesses, including oil and gas and financial business consulting services. He is a co-founder of an international financial consulting firm based in Zurich, Switzerland. Mr. Kyte won the 2006 SCCA ITA Regional Championship and also “Rookie of the Year” award. Mr. Kyte received a B.S. Degree in Accounting from Long Beach State University.

Charles R. Blum was appointed on July 25, 2007 to the Board of directors and engaged as the President and Chief Executive Officer of the Company. In January 2010, Mr. Blum resigned as Chief Executive Officer of the Company, and thereafter resigned as President of the Company.  Mr. Blum spent 22 years as the President/CEO of the Specialty Equipment Market Association (SEMA).  SEMA is a trade group representing 6500 business members who are actively engaged in the manufacture and distribution of automotive parts and accessories. SEMA produces the world’s largest automotive aftermarket Trade Show which is held annually in Las Vegas, Nevada. Mr. Blum led the association as its members grew from a handful of small entrepreneurial companies into an industry membership that sells over 31 billion dollars of product at the retail level annually. Mr. Blum has a proven record of accomplishment as a senior executive and brings a broad knowledge of the automotive aftermarket to the Company.  Mr. Blum attended Rutgers University.

Nathan Shelton has served as a director since February 12, 2007. Mr. Shelton has a long and distinguished career with a number of diverse successful companies primarily related to the automotive industry, holding prominent positions.  In 1987 he joined K&N Engineering as President and part owner and built the company into an industry leader.  In 2002 he sold his interest in K&N Engineering and founded S&S Marketing, which is engaged in the automotive aftermarket parts rep business, which he currently operates. Mr. Shelton is the recipient of numerous industry related prestigious awards, and in 1992, Specialty Equipment Market Association (SEMA) invited him to join its board of directors, which includes serving in capacity as its Chairman from 2002 to 2004.  In 2007 he was elected to the SEMA “Hall of Fame”.  Mr. Shelton served honorably in the United States Seabees from 1968 to 1972.  He attended Chaffey Junior College.

Ryan Zinke. On December 14, 2012, former State of Montana Senator Ryan Zinke, age 51, was appointed to serve as a member of our Board. Mr. Zinke attended the University of Oregon on an athletic scholarship and graduated with a B.S. Degree in Geology in 1984. As a four-year letterman, he received numerous awards to include All-Pacific TEN honors, the Pacific TEN Medal, the University Sahlstrom Award, and the prestigious Emerald Cup for academic, athletic, and leadership excellence. In 1996 and again in 1997, Mr. Zinke was twice selected for Most Outstanding Young Men in America honors. Mr. Zinke’s distinguished military career began in 1985 when he graduated from Officer Candidate School and attended SEAL training (class 136). He was then assigned to SEAL Team ONE in Coronado, CA where he led counter-insurgency and contingency operations in the Persian Gulf and the Pacific theater of operations. From 1990-93 and again from 1996-99, he was selected to SEAL TEAM SIX where he was a Team Leader, Ground Force Commander, Task Force Commander and then Current Operations Officer in support of National Command Authority missions. He then served as the Special Operations Officer in Europe and led the first exercise between former Soviet Special Forces and NSW forces, and served as the SEAL Commander of Joint Task Force TWO in support of Special Operations missions in Bosnia-Herzegovina, Croatia and Kosovo. In 2004, Mr. Zinke was assigned as Deputy and acting Commander, Combined Joint Special Operations Task Force-Arabian Peninsula in support of Operation IRAQI FREEDOM where he led a force of over 3500 Special Operations personnel in Iraq in the conduct of 360 combat patrols, 48 Direct Action missions, and hundreds of sensitive operations. In 2006, he was awarded two Bronze Stars for combat. Mr. Zinke’s final Naval assignment was establishing the Naval Special Warfare Advanced Training Command where he served as “Dean” of the Naval Special Warfare graduate school with a staff of over 250 educators, which provided over 43 college level courses to over 2500 students annually at 15 different locations world-wide. He retired from active duty 2008 after serving 23 years as a US Navy SEAL. In 2008, Mr. Zinke was elected to the Montana State Senate representing District 2 which includes the cities of Whitefish, Columbia Falls, and the entirety of Glacier National Park. Mr. Zinke chaired the Senate Education Committee and served on the Senate Finance and Claims Committee. Mr. Zinke is a leading advocate for working families, small businesses, traditional conservation values and a forward looking educational system. Mr. Zinke is CEO of two business development firms, Continental Divide, LLC, and On-Point Montana, LLC. that specialize in advanced technology with clients including Raytheon, Northrop Grumman, General Dynamics, Sierra Nevada, Unmanned Systems INC, and Katmai among others. He also served as the Director of the Montana Unmanned Aircraft Systems (UAS) Center for Remote Integration, a founding Director of the Montana Firearms Institute (MFI), and is the President and Founder of the Great Northern Veterans Peace Park Foundation. Mr. Zinke is a Disabled Veteran and holds a MBA in Finance and a Masters of Science in Global Leadership from the University of San Diego.

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2012:

Name	Age	Position

Cecil Bond Kyte	42	Chief Executive Officer
Greggory M. Bigger	45	Chief Financial Officer and President

Gregg Bigger was most recently Founding Partner of Rocfin Advisors, a Strategic Management Consulting Company providing advice and direction to a variety of clients including companies in the energy, clean tech, and emerging technology markets. Prior, Mr. Bigger was Founder and Board Member of The Bank of Santa Barbara. Earlier in his career Mr. Bigger held a variety of key management and leadership positions including U.S. Trust as a Vice-President in the Private Client Group, and First Republic Bank as a Vice President and Manager in the Private Banking Group. Mr. Bigger also served in the United States Marine Corps' Special Operations in Amphibious Warfare and Cliff Assault.

For the biography of Cecil Bond Kyte, please see above under “Biographical Information Regarding Directors.”

Code of Business Conduct

CORPORATE GOVERNANCE

We maintain a corporate governance page on our corporate website at www.stwa.com, which includes information regarding the Company’s corporate governance practices. Our codes of business conduct and ethics, Board committee charters and certain other corporate governance documents and policies and code of business conduct are posted on our website. In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Corporate Secretary, Save the World Air, Inc., 735 State Street, Suite 500, Santa Barbara, California 93101.  The information on our website is not, and shall not be deemed to be, a part of this form 10-K or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).

Board of Directors

Director Independence

Our Board of Directors as of December 31, 2012 consisted of four (4) members.  As of that date, the Board has affirmatively determined that Mr. Shelton, Mr. Blum and Mr. Zinke are independent directors.  Mr. Kyte, our Chief Executive Officeris not considered independent.

Meetings of the Board

The Board held eight (8) meetings in 2012. Each of the directors attended 100% or more of the aggregate number of meetings of the Board and Committees on which the director served in 2012.

A majority of our directors attended the Company’s 2012 Annual Shareholder’s Meeting. Because our Board holds one of its regular meetings in conjunction with our Annual Meeting of shareholders, we anticipate that all of the members of the Board will be present for the 2013 Annual Shareholder’s Meeting.

Communications with the Board

The following procedures have been established by the Board in order to facilitate communications between our stockholders and the Board:

•	Stockholders may send correspondence, which should indicate that the sender is a stockholder, to the Board or to any individual director, by mail to Corporate Secretary, Save the World Air, Inc. 735 State Street, Suite 500, Santa Barbara, California, 93101 or by e-mail to info@stwa.com.
•	Our Secretary will be responsible for the first review and logging of this correspondence and will forward the communication to the director or directors to whom it is addressed unless it is a type of correspondence which the Board has identified as correspondence which may be retained in our files and not sent to directors. The Board has authorized the Secretary to retain and not send to directors communications that: (a) are advertising or promotional in nature (offering goods or services), (b) solely relate to complaints by customers with respect to ordinary course of business customer service and satisfaction issues or (c) clearly are unrelated to our business, industry, management or Board or committee matters. These types of communications will be logged and filed but not circulated to directors. Except as set forth in the preceding sentence, the Secretary will not screen communications sent to directors.
•	The log of stockholder correspondence will be available to members of the Board for inspection. At least once each year, the Secretary will provide to the Board a summary of the communications received from stockholders, including the communications not sent to directors in accordance with the procedures set forth above.

Our shareholders may also communicate directly with the non-management directors, individually or as a group, by mail c/o Corporate Secretary, Save the World Air, Inc., 735 State Street, Suite 500, Santa Barbara, California 93101 or by e-mail to info@stwa.com.

The Audit Committee has established procedures, as outlined in the Company’s policy for “Procedures for Accounting and Auditing Matters”, for the receipt, retention and treatment of complaints regarding questionable accounting, internal controls, and financial improprieties or auditing matters. Any of the Company’s employees may confidentially communicate concerns about any of these matters by calling our toll-free number, +1 (877) USA-STWA, (+1 (877) 872-7892). Upon receipt of a complaint or concern, a determination will be made whether it pertains to accounting, internal controls or auditing matters and if it does, it will be handled in accordance with the procedures established by the Audit Committee.

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

Audit Committee

The Audit Committee currently consists of Mr. Kyte (chairperson), Mr. Blum and Mr. Shelton. The Board has determined that Mr. Shelton and Mr. Blum are considered independent under rules of the SEC. Mr. Kyte, our Chief Executive Officer is not considered independent. The Audit Committee held a total of eight (8) meetings during 2012 and attended by 100% of the audit committee members, and has met once during 2013.

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

AUDIT COMMITTEE REPORT

The Audit Committee is currently composed of three (3) directors, Mr. Kyte (Chairperson), Mr. Charles R. Blum and Mr. Shelton.  The Board has determined that Mr. Blum and Mr. Shelton are considered independent within the rules of the SEC. The duties and responsibilities of a member of the Audit Committee are in addition to his duties as a member of the Board.

The Audit Committee operates under a written charter, which is available on the Company’s website. The Board and the Audit Committee believe that the Audit Committee charter complies with the current standards set forth in SEC regulations. There may be further action by the SEC during the current year on several matters that affect all audit committees. The Board and the Audit Committee continue to follow closely further developments by the SEC in the area of the functions of audit committees, particularly as it relates to internal controls for non-accelerated filers, and will make additional changes to the Audit Committee charter and the policies of the Audit Committee as required or advisable as a result of these new rules and regulations. The Audit Committee met eight (8) times during 2012 and was attended by 100% of the audit committee members, and has met once during 2013.

The Audit Committee’s primary duties and responsibilities are to:

•	engage the Company’s independent auditor;
•	monitor the independent auditor’s independence, qualifications and performance;
•	pre-approve all audit and non-audit services;
•	provide an open avenue of communication among the independent auditor, financial and senior management of the Company and the Board; and
•	monitor the Company’s compliance with legal and regulatory requirements.

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

In February 2012, the Company began the process of implementing various financial controls from within its finance department. This process has led to the development of an internal control policy to be approved by its current board of directors. The policy includes working with our auditors, Weinberg & Co. to develop a fully-compliant Sarbanes-Oxley 302 matrix, which is to be reviewed and approved monthly by our Board and auditors.

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

On the basis of these reviews and discussions, the Audit Committee (i) appointed Weinberg & Co., P.A. as the independent registered public accounting firm for the 2012 fiscal year and (ii) recommended to the Board that the Board approve the inclusion of the Company’s audited financial statements in the 10-K for filing with the SEC.

Respectfully submitted:

Cecil Bond Kyte (Chairman)
Nathan Shelton

COMPENSATION COMMITTEE REPORT

The Compensation Committee has furnished this report on executive compensation for the 2012 fiscal year.

The Compensation Committee administers the Company’s executive compensation program. The Compensation Committee has the authority to review and determine the salaries and bonuses of the executive officers of the Company, including the Chief Executive Officer and the other executive officers named in the Summary Compensation Table (the “Named Executive Officers”) appearing elsewhere in this 10-K, and to establish the general compensation policies for such individuals. The Compensation Committee also has the sole and exclusive authority to make discretionary option grants to all of the Company’s employees under the Company’s 2004 Stock Option Plan (the “2004 Plan”).

The Compensation Committee currently consists of Mr. Blum (chairperson), Mr. Kyte and Mr. Shelton. The Board believes that Messrs. Blum and Shelton are independent.  None of our executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 2012. The Compensation Committee held one (1) meeting during 2012 and has not met during 2013.

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

The principal factors that were taken into account in establishing each executive officer’s compensation package for the 2012 fiscal year are described below. However, the Compensation Committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future fiscal years. Moreover, all of the Company’s Named Executive Officers have entered into employment agreements with the Company and many components of each such person’s compensation are set by such agreements.

Equity-Based Compensation. The Committee believes in linking long-term incentives to an increase in stock value. Accordingly, it awards stock options under the 2004 Plan with an exercise price equal to the fair market value of the underlying stock on the date of grant that vest and become exercisable over time. The Committee believes that these options encourage employees to continue to use their best efforts and to remain in the Company’s employment. Options granted to executive officers under the 2004 Plan generally vest and become exercisable in annual 25% increments over a four-year period after grant.

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

Compliance with Code Section 162(m). Section 162(m) of the Code disallows a tax deduction to publicly-held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance based. Non-performance based compensation paid to the Company’s executive officers for the 2012 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that the non-performance based compensation to be paid to the Company’s executive officers for the 2012 fiscal year will exceed that limit. Because it is unlikely that the cash compensation payable to any of the Company’s executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the Company’s executive officers. The Compensation Committee will reconsider this decision should the individual cash non-performance based compensation of any executive officer ever approach the $1 million level.

The Board did not modify any action or recommendation made by the Compensation Committee with respect to executive compensation for the 2012 fiscal year. It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align the Company’s performance and the interests of the Company’s stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long term.

Respectfully submitted by:

Charles Blum, Chairman

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE REPORT

The Nominating and Corporate Governance Committee currently consists of Messrs. Shelton (chairperson), Mr. Kyte and Mr. Blum. The Board believes that Mr. Shelton and Mr. Blum are independent requirements under rules of the SEC.  The Nominating and Corporate Governance Committee did not meet during 2012 and has not yet met during 2013.

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

We have adopted codes of business conduct and ethics for our directors, officers and employees, which we believe meet requirements of a code of ethics.  You can access the Company’s Code of Business Conduct and Ethics and our Code of Ethics for Senior Executives and Financial Officers on the Corporate Governance page of the Company’s website at www.stwa.com.  Any shareholder who so requests may obtain a printed copy of the Code of Conduct by submitting a request to the Company’s Corporate Secretary.

Respectfully submitted by:

Nathan Shelton, Chairman

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	Full Value of Options ($)	All Other Compensation ($)	Total ($)
Cecil Bond Kyte (1) (3)	2012	$300,000	$0	0	$0	$216,978	$516,978
Chief Executive Officer	2011	$208,333	$0	17,600,000	$6,834,231	$87,838	$7,130,402
	2010	$200,000	$0	0		$0	$200,000
Gregg Bigger (2) (3)	2012	$172,500	$0	4,000,000	$1,207,193	$31,567	$1,411,260
President and CFO

(1)	Mr. Kyte was appointed Chief Executive Officer in January 2009. In 2010, Mr. Kyte earned and was paid $200,000. On December 1, 2011, Mr. Kyte’s salary was increased to $300,000 per year. In addition, Mr. Kyte received $33,333 in accrued back pay and on December 8, 2011 he received a bonus of $54,505. In connection with the Amendment to Mr. Kyte’s Employment Agreement dated March 1, 2011, Mr. Kyte received options for 17,600,000 shares of common stock, and, options for 181,118 shares of common stock previously granted, were cancelled. Of the 17,600,000 options, 3,520,000 vested on January 30, 2012. 3,520,000 vest on each succeeding date and year. On December 1, 2011 the Board approved Amendment Number 2 to Mr. Kyte’s Employment and increased his salary to $300,000 per year. During the year 2012, Mr. Kyte received a bonus of $87,838.
(2)	On February 1, 2012, Mr. Bigger was appointed Chief Financial Officer. During 2012, Mr. Bigger was paid $172,500 plus signing and performance bonuses totaling $31,567. In addition, Mr. Bigger received options for 4,000,000 exercisable at $0.25 over four years. Of the 4,000,000 options, 500,000 vested on February 1, 2012. 500,000 vest on each succeeding date and year.
(3)	The number and value of vested restricted stock based upon the closing market price of the common stock at December 31, 2012 of $0.98 were as follows: Mr. Kyte 3,520,000 vested shares valued at $3,449,600, and Mr. Bigger, 500,000 vested shares valued at $490,000.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning the stock option grants made to each of the Named Executive Officers during the 2012 fiscal year. No stock appreciation rights were granted to any of the Named Executive Officers during the 2012 fiscal year.

	Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal 2012	Exercise or Base Price Per Share	Expiration Date
Gregg Bigger	4,000,000	82.3%	$0.25	02/01/2022

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND YEAR-END OPTION VALUES

No options were exercised by any of the Named Executive Officers during the 2012 fiscal year. The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2012 fiscal year.

	Shares	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options ($)(1)
	Acquired on	Realized
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Cecil B. Kyte	$—	$—	3,520,000	14,080,000	$2,569,600	$10,278,400
Gregg Bigger	$—	$—	500,000	3,500,000	$365,600	$2,555,000

(1)	Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 31, 2012 the last trading day of the year was $0.98 per share.

EQUITY COMPENSATION PLAN INFORMATION FOR 2012

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	4,267,892	$0.52	2,732,108

Equity compensation plans not approved by security holders	24,800,000	$0.26	–

Total	29,067,892	$0.30	–

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

Amendment To Kyte Employment Agreement

On March 1, 2011, the Board of Directors of the Company approved an amendment (the “Amendment”) to the Kyte employment agreement.  The Company and Kyte have agreed to an amendment of the Employment Agreement, providing for non-cash performance compensation in the form of nonqualified stock options.  Mr. Kyte has agreed to continue to serve in the role of CEO of the Company through at least January 29, 2016.

The Board determined to grant Mr. Kyte nonqualified stock options to acquire shares of common stock of the Company under the following terms and conditions:

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

Amendment #2 to Kyte Employment Agreement

The Second Amendment to Kyte’s Employment Agreement was made and entered into by and between the Company and Mr. Kyte effective as of December 1, 2011.  Compensation for Mr. Kyte was increased to a base salary of $300,000.

Agreement with Greggory M. Bigger.  On February 1, 2012, the Company entered into an employment agreement with Greggory M. Bigger, pursuant to which he agreed to serve as the Company’s Chief Financial Officer.  The initial term of the agreement commenced February 1, 2012, and continues for one (1) year.  Thereafter, the agreement is renewable for successive one (1) year periods, unless either party gives written notice of non-renewal, no later than sixty (60) days prior to the renewal date.  The agreement provides for the payment of a one-time acceptance bonus of $10,000.  Base salary under the agreement is $10,000 per month, plus an automobile allowance of $900 per month and other benefits generally available to senior employees of the Company. On April 30, 2012, the Company raised Mr. Bigger’s salary to $15,000 per month for his extraordinary leadership and loyalty. On September 1, 2012, his salary was increased to $20,000 per month for accepting to be President of the Company in addition to being the Chief Financial Officer. The agreement also provides Mr. Bigger with a stock option grant (“Grant”) under the following terms and conditions:

A.	Effective Date of Grant: February 1, 2012;
B.	Vesting Commence Date: February 1, 2012;
C.	Exercise Price per Share: $0.25;
D.	Total Number of Shares Subject to the Option: 4,000,000;
E.	Type of Option: Non-Qualified. Neither the Option nor the underlying Shares shall be registered with the Securities and Exchange Commission and the Option and Shares shall constitute “restricted” securities.
F.	Exercise Term: Ten (10) years from the Effective Date of Grant;
G.	Vesting Schedule: Subject to Executive’s continued employment with the Company, the Option may be exercised within the Exercise Term, in whole or in part, in accordance with the following vesting schedule:

i.	500,000 Options shall vest on Effective Date of Grant;
ii.	500,000 Options shall vest on February 1, 2013;
iii.	1,000,000 Options shall vest on February 1, 2014;
iv.	1,000,000 Options shall vest on February 1, 2015; and,

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2012.

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each of our directors;
•	our Chief Executive Officer and each of our two other most highly-compensated executive officers serving as such as of December 31, 2012 whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company (such individuals are hereafter referred to as the “Named Executive Officers”); and all of our directors and executive officers serving as a group.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Shares Beneficially Owned (2)

Named Executive Officers and Director
Cecil Bond Kyte – Chief Executive Officer, Director (3)	7,890,412	5.32%
Charles R. Blum – Director(4)	1,966,012	1.35%
Shelton, Nathan – Director (5)	496,937	.35%
Bigger, Gregg – President, Chief Financial Officer (6)	500,000	.35%
All directors and executive officers as a group	10,853,361	7.20%

(1)	Unless otherwise indicated, the address of each listed person is c/o Save the World Air, Inc., 735 State Street, Suite 500, Santa Barbara, California 93101.

(2)	Percentage of beneficial ownership is based upon 143,667,570 shares of our common stock outstanding as of December 31, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Includes options to purchase 4,620,000 shares of our common stock exercisable currently.

(4)	Includes options to purchase 1,610,679 shares of our common stock exercisable currently.

(5)	Includes options to purchase 304,585 shares of our common stock exercisable currently.

(6)	Includes options to purchase 500,000 shares of our common stock exercisable currently.

Item 13.	Certain Relationships and Related Transactions

Accounts Payable to related parties

As of December 31, 2012, the Company had accounts payable to related parties in the amount of $65,192, which was composed of $56,000 in unpaid Directors’fees and $9,192 in unreimbursed expenses incurred by officers and Directors.

Accrued expense due to related parties

As of December 31, 2012 and December 31, 2011, the Company accrued the unpaid salaries, unused vacation and the corresponding payroll taxes of its employees in the aggregate of $468,086 and $812,993, respectively. Included in these accruals are the unpaid salaries of the former President of the Company of $255,429 and $376,515 respectively and the former Chief Financial Officer of the Company of $155,000 and $320,000 respectively. The Company agreed to a monthly payment of $5,000 up to $15,000 to these former officers of the Company until their unpaid salaries are fully settled.

Cash Bonus Paid to Chief Executive Officer

General and administrative expenses for the year ended December 31, 2012, include a cash bonus of $100,000 paid to the Company’s Chief Executive Officer.

Item 14.	Principal Accounting Fees and Services

The Audit Committee has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2012.

Weinberg & Company, P.A. was first appointed in fiscal year 2003, and has audited our financial statements for fiscal years 2002 through 2012.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2012 and 2011.

	Amount
Type of Fee	Fiscal Year 2012	Fiscal Year 2011
Audit(1)	$121,340	$83,162
Audit Related(2)	–	–
Taxes (3)	6,430	7,693
All Other (4)	–	–
Total	$127,770	$90,855

(1)	This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.
(2)	Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.
(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)          The following documents are filed as part of this Form 10-K.

Financial Statements:

Reference is made to the contents to the consolidated financial statements of Save the World Air, Inc. under Item 7 of this Form 10-K.

(b)          Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant.
3.2(1)	Bylaws of the Registrant.
10.1(2)	Commercial Sublease dated October 16, 2003 between the Registrant and KZ Golf, Inc.
10.2(9)	Amendment dated June 15, 2004 to Exhibit 10.1
10.3 (10)	Amendment dated August 14, 2005 to Exhibit 10.1
10.4(10)	General Tenancy Agreement dated March 14, 2006 between the Registrant and Autumlee Pty Ltd.
10.5(3)	Agreement dated December 13, 2002 between the Registrant and RAND.
10.6(2)**	Agreement dated May 7, 2003 between the Registrant and RAND.
10.7(5)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.5
10.8(5)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.5
10.9(5)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.5
10.10(4)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.11(4)	Assignment and Bill of Sale dated May 28, 2002 between the Registrant and Kevin Charles Hart.
10.12(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Eugene E. Eichler.
10.13(15)†	Severance Agreement dated November 8, 2006 between the Registrant and Eugene E. Eichler
10.14(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Bruce H. McKinnon.
10.15(6)	Save the World Air, Inc. 2004 Stock Option Plan
10.16(8)	Form of Incentive Stock Option Agreement under 2004 Stock Option Plan
10.17(8)	Form of Non-Qualified Stock Option Agreement under 2004 Stock Option Plan
10.18(8)	Consulting Agreement dated as of October 1, 2004 between the Registrant and John Fawcett
10.19(7)	License Agreement dated as of July 1, 2004 between the Registrant and Temple University – The Commonwealth System of Higher Education
10.20(8)	Consulting Agreement dated as of November 19, 2004 between the Registrant and London Aussie Marketing, Ltd.
10.21(13)	Amendment dated September 14, 2006 to Exhibit 10.20
10.22(8)†	Employment Agreement dated September 1, 2004 with Erin Brockovich
10.23(15)†	Amendment dated as of July 31, 2006 to Exhibit 10.22
10.24(8)	Assignment of Patent Rights dated as of September 1, 2003 between the Registrant and Adrian Menzell
10.25(8)	Global Deed of Assignment dated June 26, 2004 between the Registrant and Adrian Menzell
10.26(11)†	Amended and Restated Employment Agreement dated as of March 1, 2006 between the Registrant and John Richard Bautista III
10.27(9)	Lease dated August 15, 2005 between the Registrant and Thomas L. Jackson
10.28(10)	Amendment dated February 1, 2006 to Exhibit 10.27
10.29(10)	Form of 9% Convertible Note issued in the 2005 Interim Financing
10.30(10)	Form of Stock Purchase Warrant issued in the 2005 Interim Financing
10.31(10)	Form of Stock Purchase Warrant issued in the 2005 Bridge Financing
10.32(11)	Form of Stock Purchase Warrant issued in 2006 Regulation S financing

10.33(11)	Form of Stock Purchase Warrant issued in 2006 PIPE financing
10.34(12)	Commercial Sublease between the Registrant and KZG Golf dated January 1, 2006
10.35(12)	Investment Agreement dated September 15, 2006 between the Registrant and Dutchess Private Equities Fund
10.36(12)	Registration Rights Agreement dated September 15, 2006 between the registrant and Dutchess Private Equities Fund, LLP
10.37(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.38(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.39(17)	R&D Agreement between the Registrant and Temple University dated February 2, 2007
10.40(14)	Note Purchase Agreement dated December 5, 2006 between the registrant and Morale Orchards LLC
10.41(14)	Form of Stock Purchase Warrant issued to Morale Orchards LLC
10.42(14)	Form of Convertible Note issued to Morale Orchards LLC
10.43(16)	Consulting Agreement dated January 4, 2007 between the Registrant and Spencer Clarke LLC
10.44(15)	Agreement dated as of July 15, 2006 between the Company and SS Sales and Marketing Group
10.45(15)	Engagement Agreement between the Registrant and Charles K. Dargan II
10.46(15)	Form of 10% Convertible Note issued in 2007 PIPE Offering
10.47(15)	Form of Stock Purchase Warrant issued in 2007 PIPE Offering
10.48(18)	Appointment of New Directors, Nathan Shelton, Steven Bolio and Dennis Kenneally
10.49(19)	Issuance of RAND Final Report
10.50(20)	Delisting from OTCBB to OTC Pink Sheets
10.51(21)	Resignation of Director, Dennis Kenneally
10.52(22)	Resignation of Officer, Bruce H. McKinnon
10.53(23)	Form of 10% Convertible Note issued in 2007 Spring Offering
10.54(23)	Form of Stock Purchase Warrant issued in 2007 Spring Offering
10.55(24)	Termination of North Hollywood Lease
10.56(25)	Modification Agreement of 10% 2007 PIPE Convertible Notes
10.57(26)	Form of 10% Convertible Note issued in 2007 Summer Offering
10.58(26)	Form of Stock Purchase Warrant issued in 2007 Summer Offering
10.59(27)	Resignation of Director, J. Joseph Brown
10.60(28)	Resignation of Chief Financial Officer and Appointment of Interim Chief Financial Officer
10.61(29)	Severance Agreement dated June 15, 2007 between Registrant and Bruce H. McKinnon
10.62(30)	Resignation of Director, Bruce H. McKinnon
10.63(31)	Second Modification Agreement of 10% 2007 PIPE Convertible Notes
10.64(32)	Form of 10% Convertible Note issued in 2007 Fall Offering
10.65(32)	Form of Stock Purchase Warrant issued in 2007 Fall Offering
10.66(33)	Resignation of Director, Joseph Helleis
10.67(34)	Form of 10% Convertible Note issued in 2007/8 Winter Offering
10.68(34)	Form of Stock Purchase Warrant issued in 2007/8 Winter Offering
10.69(34)	Modification and Satisfaction Agreement of Convertible Notes with Morale Orchards, LLP and Matthews & Partners
10.70(35)	Termination of employment relationship with John Bautista
10.71(36)	Form of 10% Convertible Note issued in 2008 Summer Offering
Form of Stock Purchase Warrant issued in 2008 Summer Offering
10.72(37)	Form of 10% Convertible Note issued in 2008 Fall Offering
Form of Stock Purchase Warrant issued in 2008 Fall Offering
10.73(38)	Form of 10% Convertible Note issued in 2008 Winter Offering
Form of Stock Purchase Warrant issued in 2008 Winter Offering
10.74(39)	Letter Agreement with Temple University extending default date
10.75(40)	Notice of first payment to Temple University under Letter Agreement
Announcement of date of 2010 Annual Shareholder Meeting
Appointment of Cecil Bond Kyte as new Chief Executive Officer
10.76(41)	Form of 10% Convertible Note issued in 2009 Winter Offering
Form of Stock Purchase Warrant issued in 2009 Winter Offering
10.77(42)	Employment Agreement with Cecil Bond Kyte
10.78(43)	Form of 10% Convertible Note issued in 2009 Winter #2 Offering
Form of Stock Purchase Warrant issued in 2009 Winter #2 Offering
10.79(44)	Form of 10% Convertible Note issued in 2009 Spring Offering
Form of Stock Purchase Warrant issued in 2009 Spring Offering
10.80(45)	Form of 7% Convertible Note issued in 2009 Summer Offering
Form of Stock Purchase Warrant issued in 2009 Summer Offering

10.81(46)	Passing of Steven Bolio, Company Director
10.82(47)	Form of 7% Convertible Note issued in 2009 Wellfleet Offering
Form of Stock Purchase Warrant issued in 2009 Wellfleet Offering
10.83(48)	Form of 7% Convertible Note issued in 2009 Fall Offering
Form of Stock Purchase Warrant issued in 2009 Fall Offering
10.84(49)	Letter to Shareholders
10.85(50)	Form of 10% Convertible Note issued in 2010 Winter Offering Form of Stock Purchase Warrant issued in 2010 Winter Offering
10.86(51)	Settlement of Bruce H. McKinnon Arbitration Award
10.87(52)	Form of 10% Convertible Note Issued in 2010 Spring Offering Form of Stock Purchase Warrant issued in to2010 Spring Offering
10.88(53)	Form of 10% Convertible Note Issued in 2010 Summer Offering Form of Stock Purchase Warrant issued in 2010 Summer Offering
10.89(54)	Form of 10% Convertible Note issued in 2010 Fall Offering Form of Stock Purchase Warrant issued in 2010 Fall Offering
10.90(55)	Form of 10% Convertible Note issued in 2010 Fall Offering #2 Form of Stock Purchase Warrant issued in 2010 Fall Offering #2
10.91(56)	Resignation of Director John A. Price
10.92(57)	Form of 10% Convertible Note issued in 2011 Winter Offering Form of Stock Purchase Warrant issued in 2011 Winter Offering
10.93(58)	Amendment to Employment Contract with Cecil Kyte Announcement of date of 2011 Annual Shareholder Meeting
10.94(59)	License Agreement between the Registrant and Temple University dated August 9, 2011
10.96(60)	Form of 10% Convertible Note Issued in 2011 Spring Offering Form of Stock Purchase Warrant issued in 2011 Spring Offering
10.97(61)	Form of 10% Convertible Note Issued in 2011 Summer Offering Form of Stock Purchase Warrant Issued in 2011 Summer Offering
10.94(62)	Form of 10% Convertible Note Issued in 2011 Fall Offering Form of Stock Purchase Warrant Issued in 2011 Fall Offering
10.95(63)	Final Report of the Rocky Mountain Oilfield Testing Center of Viscosity Reduction Device (AOT)
10.96(64)	Form of 10% Convertible Note Issued in 2011 Fall#2 Offering Form of Stock Purchase Warrant Issued in 2011 Fall#2 Offering
10.97(65)	Letter of Intent between Registrant and Heng He Xing Ye Technology Development Co., Ltd. dated October 19,2011
10.98(66)	Announcement of resignation of Eugene E. Eichler, Interim Chief Financial Officer for health reasons.
10.99(67)	Form of 10% Convertible Note Issued in 2011 Fall#3 Offering Form of Stock Purchase Warrant Issued in 2011 Fall#3 Offering
10.100(68)	Form of 10% Convertible Note Issued in 2012 Winter Offering Form of Stock Purchase Warrant Issued in 2012 Winter Offering
10.101	Employment Agreement with Gregg Bigger, Chief Financial Officer
10.102(69)	Letter of Intent between Registrant and LG Partners LLC (“LGP”)
10.103(70)	Cooperation Framework Agreement between Registrant and Heng He Xing Technology Development Co., Ltd (TDC) dated March 9, 2012
10.104	U.S. Department of Energy Agreement dated February 6, 2012
10.105*	Continental Divide, LLC Agreement dated January 2, 2013
21	List of Subsidiaries
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

41

______________________________________________________________________________________________

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.
(2)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002.
(3)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.
(4)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.
(5)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2004.
(6)	Incorporated by reference from Appendix C of Registrant’s Schedule 14A filed on April 30, 2004, in connection with its Annual Meeting of Stockholders held on May 24, 2004.
(7)	Incorporated by reference from Registrant Form 8-K filed on July 12, 2004.
(8)	Incorporated by reference from registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.
(9)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended September 30, 2005
(10)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005
(11)	Incorporated by reference from Registrant’s Form SB-2 filed on June 28, 2006 (SEC File No. 333- 333-135415)
(12)	Incorporated by reference from Registrant’s Form 8-K filed on September 21, 2006
(13)	Incorporated by reference from Registrant’s Form SB-2 filed on October 6, 2006 (SEC File No. 333-137855)
(14)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2006
(15)	Incorporated by reference from Registrant’s Form 10KSB for the fiscal year ended December 31, 2006
(16)	Incorporated by reference from Registrant’s form 8-K filed on January 10, 2007
(17)	Incorporated by reference from Registrant’s form 8K filed on February 8, 2007
(18)	Incorporated by reference from Registrant’s form 8K filed on February 16, 2007
(19)	Incorporated by reference from Registrant’s form 8K filed on May 3, 2007
(20)	Incorporated by reference from Registrant’s form 8K filed on May 22 2007
(21)	Incorporated by reference from Registrant’s form 8K filed on June 8, 2007
(22)	Incorporated by reference from Registrant’s form 8K filed on June 15, 2007
(23)	Incorporated by reference from Registrant’s form 8K filed on July 2, 2007

(24)	Incorporated by reference from Registrant’s form 8K filed on July 18, 2007
(25)	Incorporated by reference from Registrant’s form 8K filed on August 30, 2007
(26)	Incorporated by reference from Registrant’s form 8K filed on October 9, 2007
(27)	Incorporated by reference from Registrant’s form 8K filed on October 23, 2007
(28)	Incorporated by reference from Registrant’s form 8K filed on November 9, 2007
(29)	Incorporated by reference form Registrant’s Form 10QSB for the nine months ended September 30, 2007
(30)	Incorporated by reference from Registrant’s form 8K filed on November 15, 2007
(31)	Incorporated by reference from Registrant’s form 8K filed on December 11, 2007
(32)	Incorporated by reference from Registrant’s form 8K filed on December 20, 2007
(33)	Incorporated by reference from Registrant’s form 8K filed on February 25, 2010
(34)	Incorporated by reference from Registrant’s form 8K filed on March 11, 2010
(35)	Incorporated by reference from Registrant’s form 8K filed on March 27, 2010
(36)	Incorporated by reference from Registrant’s form 8K filed on September 3, 2010
(37)	Incorporated by reference from Registrant’s form 8K filed on November 6, 2010
(38)	Incorporated by reference from Registrant’s form 8K filed on December 11, 2010
(39)	Incorporated by reference from Registrant’s form 8K filed on January 13, 2010
(40)	Incorporated by reference from Registrant’s form 8K filed on January 27, 2010
(41)	Incorporated by reference from Registrant’s form 8K filed on January 26, 2010
(42)	Incorporated by reference from Registrant’s form 10K for the twelve months ended December 31, 2010
(43)	Incorporated by reference from Registrant’s form 8K filed on March 12, 2010
(45)	Incorporated by reference from Registrant’s form 8K filed on September 30, 2010
(46)	Incorporated by reference from Registrant’s form 8K filed on November 24, 2010
(47)	Incorporated by reference from Registrant’s form 8K filed on December 7, 2010
(48)	Incorporated by reference from Registrant’s form 8K filed on February 3, 2010
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

Save The World Air, Inc.

Date: March 22, 2013	By:	/s/ CECIL BOND KYTE
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

NAME	TITLE	DATE

/s/ CECIL BOND KYTE	Chief Executive Officer and Chairman of the Board of Directors	March 22, 2013
Cecil Bond Kyte

/s/ CHARLES R. BLUM	Director	March 22, 2013
Charles R. Blum

/s/ GREGGORY BIGGER	President and Chief Financial Officer	March 22, 2013
Greggory Bigger

/s/ NATHAN SHELTON	Director	March 22, 2013
Nathan Shelton
/s/ RYAN ZINKE	Director	March 22, 2013
Ryan Zinke

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

DECEMBER 31, 2012 AND 2011

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Save The World Air, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Save The World Air, Inc. and Subsidiary (a development stage enterprise) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period from February 18, 1998 (inception) through December 31, 2012.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Save The World Air, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended and for the period from February 18, 1998 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its convertible notes and equity securities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

March 22, 2013

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets
Cash	$1,601,791	$617,797
Other current assets	40,132	77,907
Total current assets	1,641,923	695,704
Property and Equipment, net	55,674	75,609
Other assets	10,330	10,330
Total assets	$1,707,927	$781,643

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable – related parties	$65,192	$63,003
Accounts payable – license agreements	315,850	178,125
Accounts payable – other	411,346	478,402
Accrued expenses – related parties	468,086	812,993
Accrued expenses – other	21,657	247,169
Accrued professional fees	102,178	294,552
Convertible debentures, net-of-discount	–	169,542
Fair value of derivative liabilities	3,221,138	1,643,139
Total liabilities	4,605,447	3,886,925

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value: 200,000,000 shares authorized, 143,667,570 and 114,273,470 shares issued and outstanding at December 31, 2012 and 2011, respectively	143,668	114,274
Additional paid-in capital	79,340,666	66,069,911
Deficit accumulated during the development stage	(82,381,854)	(69,289,467)
Total stockholders’ deficiency	(2,897,520)	(3,105,282)
Total liabilities and stockholder’s deficiency	$1,707,927	$781,643

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Inception (February 18, 1998) to December 31,
	2012	2011	2012
Net sales	$–	$–	$69,000
Cost of goods sold	–	–	24,120
Gross profit	–	–	44,880
Operating expenses	7,457,170	6,886,681	51,601,805
Research and development expenses	693,184	1,130,283	8,138,181
Non-cash patent settlement cost	–	–	1,610,066
Loss before other income (expense)	(8,150,354)	(8,016,964)	(61,305,172)
Other income (expense)
Other income (loss)	24,723	48,000	216,695
Interest income	–	–	16,342
Interest and financing expense	(3,627,732)	(5,084,253)	(20,304,349)
Change in fair value of derivative liabilities	(4,023,094)	2,021,536	(1.894,893)
Gain on extinguishment of derivative liabilities	2,445,095	–	2,445,095
Costs of private placement	–	–	(1,640,715)
Costs to induce conversion of notes	–	–	(469,043)
Loss on disposition of equipment	–	–	(14,426)
Settlement of Debt Due Morale/ Matthews	–	–	(927,903)
Settlement of litigation and debt	239,775	175,934	1,504,797
Loss before provision for income taxes	(13,091,587)	(10,855,747)	(82,373,572)
Provision for income taxes	800	800	8,282

Net loss	$(13,092,387)	$(10,856,547)	$(82,381,854)
Net loss per common share, basic and diluted	$(0.10)	$(0.10)
Weighted average common shares outstanding, basic and diluted	128,667,391	104,103,109

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2012

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

(continued)

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2012

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency
Balance, December 31, 1999		15,297,125	$15,297	$—	$580,452	$—	$(1,096,571)	$(500,822)
Issuance of common stock for services	$0.38-$5.31	305,810	306	—	588,704	—	—	589,010
Stock issued for employee compensation on February 8, 2000	$1.03-$5.31	42,000	42	—	137,378	—	—	137,420
Stock issued for directors fees	$3.38-$4.44	56,000	56	—	195,584	—	—	195,640
Common stock cancelled		(55,000)	(55)		(64,245)			(64,300)
Net loss		—	—	—	—	—	(1,270,762)	(1,270,762)
Balance, December 31, 2000		15,645,935	15,646	—	1,437,873	—	(2,367,333)	(913,814)
Issuance of common stock for services	$0.25-$1.65	1,339,912	1,340	—	1,031,231	—	—	1,032,571
Stock issued for directors fees	$0.60-$0.95	1,100,000	1,100		1,008,900			1,010,000
Intrinsic value of options issued to employees					2,600,000	(2,600,000)		—
Fair value of options issued to non-employees					142,318			142,318
Amortization of deferred compensation						191,667		191,667
Net loss							(2,735,013)	(2,735,013)
Balance, December 31, 2001		18,085,847	$18,086	$—	$6,220,322	$(2,408,333)	$(5,102,346)	$(1,272,271)

(continued)

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2012

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

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2012

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

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2012

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

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2012

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

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2012

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

(continued)

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2012

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2008		62,940,891	62,941	16,500	40,129,758	(42,743,064)	(2,533,865)
Common stock and warrants issued to induce conversion of notes	$.15-.50	459,732	460		300,243	—	300,703
Common stock issued for previously converted notes	$.17	97,059	97	(16,500)	16,403	—	—
Common stock issued for services	$.33-.51	1,482,000	1,482	—	595,438	—	596,920
Common stock issued for settlement of accounts payable	$.20-.38	495,615	496	—	128,986	—	129,482
Fair value of warrants issued to shareholder for loan	—	—	—	—	1,248	—	1,248
Fair value of options issued as compensation	—	—	—	—	89,802	—	89,802
Common stock issued upon exercise of options	$.27	83,333	83	—	22,417	—	22,500
Fair value of warrants and beneficial conversion feature of issued convertible notes	—	—	—	—	540,324	—	540,324
Net loss for the year ended December 31, 2009	—	—	—		—	(6,194,950)	(6,194,950)
Balance, December 31, 2009		71,289,396	71,289	—	43,255,773	(48,938,014)	(5,610,952)
Common stock issued for convertible debt	$.15-$.50	15,851,272	15,851	—	4,401,566	—	4,417,417
Common stock issued to induce conversion of convertible debt	.53	224,751	225	—	118,893	—	119,118
Fair value of warrants issued to induce conversion of convertible debt	—	—	—	—	49,222	—	49,222
Common stock issued for services	$.43-$.48	3,710,099	3,710	—	1,381,427	—	1,385,137
Common stock issued as compensation	$.52-$.55	170,000	170	—	91,530	—	91,700
Common stock issued for settlement of accounts payable	$.34	12,121	12	—	4,109	—	4,121
Fair value of options issued as compensation	—	—	—	—	138,733	—	138,733
Common stock issued upon exercise of options	$.27	195,555	196	—	52,604	—	52,800
Fair value of warrants issued for services	—	—	—	—	126,000	—	126,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	—	—	—	—	2,305,311	—	2,305,311
Net loss for the year ended December 31, 2010	—	—	—		—	(9,494,906)	(9,494,906)
Balance, December 31, 2010		91,453,194	91,453	—	51,925,168	(58,432,920)	(6,416,299)

(continued)

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (continued)

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2012

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2010		91,453,194	$91,453	$—	$51,925,168	$(58,432,920)	$(6,416,299)
Common stock issued and to be issued for convertible debt	$.25	19,861,478	19,862	—	4,945,508	—	4,965,370
Common stock issued upon exercise of warrants	$.47	81,020	81	—	(81)	—	—
Common stock issued for services	$.25-$.60	2,800,000	2,800	—	859,200	—	862,000
Fair value of options and warrants issued as compensation	—	—	—	—	2,240,961	—	2,240,961
Common stock issued upon exercise of options	$.27	77,778	78	—	20,922	—	21,000
Fair value of warrants issued to consultants	—	—	—	—	411,888	—	411,888
Fair value of warrants and beneficial conversion feature of issued convertible notes	—	—	—	—	5,666,345	—	5,666,345
Net loss for the year ended December 31, 2011	—	—	—		—	(10,856,547)	(10,856,547)
Balance, December 31, 2011		114,273,470	$114,274	$—	$66,069,911	$(69,289,467)	$(3,105,282)
Common stock issued and to be issued for convertible debt	$0.25 - 0.40	14,305,156	14,305	—	3,775,329	—	3,789,634
Common stock issued upon exercise of warrants	$0.25 - 0.40	11,787,277	11,787	—	3,305,394	—	3,317,181
Common stock issued for services	$0.30 - 1.07	2,525,000	2,525	—	1,225,725	—	1,228,250
Common stock issued upon exercise of options	$0.27 - 0.30	776,667	777	—	363,923	—	364,700
Fair value of options and warrants issued as compensation	—	—	—	—	2,070,426	—	2,070,426
Fair value of warrants issued to consultants	—	—	—	—	641,747	—	641,747
Fair value of warrants and beneficial conversion feature of issued convertible notes	—	—	—	—	1,888,211	—	1,888,211
Net loss for the year ended December 31, 2012	—	—	—	—	—	(13,092,387)	(13,092,387)
Balance, December 31, 2012		143,667,570	$143,668	$—	$79,340,666	$(82,381,854)	$(2,897,520)

See notes to consolidated financial statements.

 SAVE THE WORLD AIR, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Inception (February 18, 1998) to December 31,
	2012	2011	2012
Cash flows from operating activities
Net Loss	$(13,092,387)	$(10,856,547)	$(82,381,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	–	–	505,000
Settlement of litigation, accounts payable- and debt	(239,775)	(175,934)	(1,578,029)
Settlement of Debt Due Morale/Matthews	–	–	927,903
Fair value of employee stock based compensation	2,070,426	2,240,961	8,246,543
Issuance of common stock for services	1,228,250	862,000	9,263,038
Issuance of options for legal settlement	–	–	31,500
Issuance of warrants for legal settlement	–	–	4,957
Issuance of warrants for financing fees	–	–	153,501
Issuance of warrants for consulting fees	641,747	411,888	1,179,635
Increase in convertible notes related to default	–	2,795	299,274
Interest on related party loans	–	–	22,305
Patent acquisition cost	–	–	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature	3,620,092	5,069,446	19,754,169
Fair value of common stock and warrants issued to induce conversion of notes	–	–	469,043
Costs of private placement convertible notes	–	–	1,640,715
Change in fair value of derivative liability	4,023,094	(2,021,536)	1,894,893
Gain on extinguishment of derivative liability	(2,445,095)	–	(2,445,095)
Amortization of deferred compensation	–	–	3,060,744
Loss on disposition of assets	–	–	14,426
Depreciation and amortization of leasehold improvements	36,077	34,717	530,976
Bad debt	–	–	1,300
Changes in operating assets and liabilities:
Accounts receivable	–	–	(1,380)
Prepaid expenses and others	37,775	(48,481)	(40,051)
Other assets	–	(2,310)	(10,330)
Accounts payable and accrued expenses	(192,796)	415,519	4,835,054
Accounts payable – license agreements	137,725	(478,297)	(335,287)
Accounts payable and accrued expenses – related parties	(342,718)	(178,173)	(372,718)
Net cash used in operating activities	(4,517,585)	(4,723,952)	(32,719,702)
Cash flows from investing activities
Purchase of equipment	(16,142)	(32,243)	(615,004)
Proceeds from sale of equipment	–	–	17,478
Net cash used in investing activities	(16,142)	(32,243)	(597,526)
Cash flows from financing activities
Net proceeds under equity line of credit	–	–	1,262,386
(Decrease) increase in loans from related parties and shareholders	–	(86,947)	536,979
Advances from founding executive officer	–	–	517,208
Net proceeds from issuance of convertible notes and warrants	1,835,840	5,360,070	18,400,888
Repayment of convertible notes	–	(14,276)	(296,397)
Proceeds from exercise of options and warrants	3,681,881	13,500	14,497,955
Net cash provided by financing activities	5,517,721	5,272,347	34,919,019
Net increase in cash	983,994	516,152	1,601,791
Cash, beginning of period	617,797	101,645	–
Cash, end of period	$1,601,791	$617,797	$1,601,791

SAVE THE WORLD AIR, INC.

 (A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,		Inception (February 18, 1998) to December 31,
	2012	2011	2012
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$7,640	$21,294	$179,020
Income taxes	$800	$800	$8,282
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$–	$–	$505,000
Deferred compensation for stock options issued for services	–	–	3,202,931
Purchase of property and equipment financed by advance from related party	–	–	3,550
Conversion of related party debt to equity	–	–	515,000
Cancellation of stock	–	–	8,047
Conversion of accounts payable and accrued expenses to common stock	–	4,121	860,105
Conversion of accounts payable and accrued expenses to convertible debentures	52,371	331,200	689,846
Conversion of related party debt to convertible debentures	–	27,500	72,500
Conversion of convertible debentures to common stock	3,789,634	4,417,417	19,540,985
Issuance of shares for settlement of loans and other payable to Morale/Matthews	–	–	2,783,711
Write off of deferred compensation	–	–	142,187
Fair value of derivative liability recorded as note discount	–	1,243,625	2,130,625
Proceeds of exercise of options applied to accounts payable	–	37,500	67,500
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	1,888,211	2,305,311	15,800,944

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND FOR THE PERIOD INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2012

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

Save The World Air, Inc. develops and intends to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual property portfolio includes 41 domestic and international patents and patents pending, which have been developed in conjunction with and exclusively licensed from Temple University. STWA's technology is called Applied Oil Technology™ (AOT™), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT™ has been proven in U.S. Department of Energy tests to increase the energy efficiency of oil pipeline pump stations. The AOT product has transitioned from the research and development stage to initial commercial production for the midstream pipeline marketplace. .

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

The Company’s focus is on product development and marketing of proprietary devices that are designed to improve the operational parameters of petrochemical pipeline transport systems and has not yet generated meaningful revenues.  The Company is currently transitioning from the product development cycle to the commercial manufacturing and sales cycle.  Expenses have been funded through the sale of shares of common stock for cash, issuance of convertible notes for cash and the proceeds from exercise of options and warrants.  The Company has taken actions to secure the intellectual property rights to the proprietary technologies and is the worldwide exclusive licensee for the intellectual property the Company co-developed with its intellectual property partner, Temple University of Philadelphia, PA.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss of $13,092,387 and a negative cash flow from operations of $4,517,585 for the year ended December 31, 2012, and a stockholders’ deficiency of $2,897,520 at December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2012, the Company had cash on hand in the amount of $1,601,791. Management expects that the current funds on hand will be sufficient to continue operations through June 2013. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2013 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

 Revenue Recognition Policy

The Company recognizes revenue based upon meeting the following criteria. Persuasive evidence of an arrangement exists; Delivery has occurred or services rendered; The seller’s price to the buyer is fixed or determinable; and Collectability is reasonably assured.

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results.  Based upon management’s annual review, no impairments were recorded for the years ended December 31, 2012 and 2011.

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. For the years ended December 31, 2012 and 2011, the dilutive impact of outstanding stock options of 27,278,098 and 24,067,892; outstanding warrants of 42,205,507, and 49,106,280 and notes convertible into -0- and 6,836,016 shares of our common stock respectively, have been excluded because their impact on the loss per share is anti-dilutive.

Income taxes

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or entire deferred tax asset will not be realized.

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

The fair value of the Company's  stock options and warrants grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

Business and credit concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of December 31, 2012 and 2011, before adjustments for outstanding checks and deposits in transit, the Company had $1,616,639 and $597,581, respectively, on deposit with two banks. The deposits are federally insured up to $250,000 on each bank.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2012 and 2011.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability, December 31, 2012	$–	$–	$3,221,138	$3,221,138
Fair value of Derivative Liability, December 31, 2011	$–	$–	$1,643,139	$1,643,139

Recent Accounting Pronouncements

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for the Company in the period beginning January 1, 2013. The Company does not expect the adoption of this update to have a material effect on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.	Certain relationships and related transactions

Accounts Payable to related parties

As of December 31, 2012 and December 31, 2011, the Company had accounts payable to related parties in the amount of $65,192 and $63,003, respectively. These amounts are unpaid Directors Fees and expenses incurred by Officers and Directors.

Accrued expense due to related parties

As of December 31, 2012 and December 31, 2011, the Company accrued the unpaid salaries, unused vacation and the corresponding payroll taxes of its employees in the aggregate of $468,086 and $812,993, respectively. Included in these accruals are the unpaid salaries of the former President of the Company of $255,429 and $376,515 respectively and the former Chief Finnacial Officer of the Company of $155,000 and $320,000 respectively. The Company agreed to a monthly payment of $5,000 up to $15,000 to these formers officers of the Company until their unpaid salaries are fully settled.

Cash Bonus Paid to Chief Executive Officer

General and administrative expenses for the year ended December 31, 2012, include a cash bonus of $100,000 paid to the Company’s Chief Executive Officer.

4.	Property and Equipment

At December 31, 2012 and 2011, property and equipment consists of the following:

	December 31,
	2012	2011
Office equipment	$91,288	$75,685
Furniture and fixtures	16,128	15,589
Machinery and equipment	49,986	49,986
Testing equipment	147,312	147,312
Subtotal	304,714	288,572
Less accumulated depreciation	(249,040)	(212,963)
Total	$55,674	$75,609

Depreciation expense for the years ended December 31, 2012 and 2011 was $36,077 and $34,717, respectively. Depreciation expense for the period from inception February 18, 1998 through December 31, 2012 was $530,976.

5.	Convertible notes and warrants

From December 13, 2010 through July 23, 2012, the Company conducted private offerings of up to $10,000,000 aggregate face amount of its convertible notes. A total of $8,302,153 aggregate face amount of the notes were sold for an aggregate purchase price of $7,547,411.

 During the year ended December 31, 2011, the Company issued its convertible notes in the aggregate of $6,232,979 for a total cash consideration of $5,360,070, original issue discount of $566,634 and conversion of $306,275 of accounts payable. The notes does not bear any interest, however, the Company used an implied interest rate of 10%, are unsecured, will mature in one year and convertible to 24,931,916 shares of common stock at a conversion price of $0.25 per share. Furthermore, each of the investors in the offerings received, for no additional consideration, warrants to purchase a total of 24,931,916 shares of common stock. Each warrant is exercisable on a cash basis only at a price of $0.30 per share, and is exercisable immediately upon issuance and will expire within two (2) from the date of issuance.

The aggregate relative fair value of the warrants issued in the 2011 offerings were valued at $2,970,311 using the Black-Scholes-Merton option valuation model with the following average assumptions: risk-free interest rate of .28%; dividend yield of 0%; volatility rate of 118% based upon the Company’s historical stock price; and an expected life of two (statutory term). The Company also determined that the notes contained a beneficial conversion feature of $2,696,034 since the market price of the Company’s common stock were higher than the conversion price of the notes when they were issued.  The value of the 2011 Offering Warrants, the beneficial conversion feature and the original issue discount in the aggregate of $6,232,979 was considered as debt discount and was amortized over the term of the notes or in full upon the conversion of the corresponding notes.

During the year ended December 31, 2012, the Company issued its convertible notes in the aggregate of $2,069,174 for total cash consideration of $1,835,840, resulting in an original issue discount of $180,963 and conversion of $52,371 of accounts payable. The notes does not bear any interest, however, the Company used an implied interest rate of 10%, are unsecured, will mature in one year and convertible to 7,423,316 shares of common stock at a conversion price of $0.25 up to $0.40 per share. Furthermore, each of the investors in the offerings received, for no additional consideration, warrants to purchase a total of 7,423,316 shares of common stock. Each warrant is exercisable on a cash basis only at a price of $0.30 up to $0.40 per share, and is exercisable immediately upon issuance and will expire within two (2) to three (3) years from the date of issuance.

The aggregate relative fair value of the warrants issued in the 2012 offerings were valued at $839,131 using the Black-Scholes-Merton option valuation model with the following average assumptions: risk-free interest rate of 0.26%; dividend yield of 0%; volatility rate of 111% based upon the Company’s historical stock price; and an expected life of two to three years (statutory term). The Company also determined that the notes contained a beneficial conversion feature of $1,049,080 since the market price of the Company’s common stock were higher than the conversion price of the notes when they were issued.  The value of the 2012 Offering Warrants, the beneficial conversion feature and the original issue discount in the aggregate of $2,069,174 was considered as debt discount and was amortized over the term of the notes or in full upon the conversion of the corresponding notes.

During the years ended December 31, 2012 and 2011, the Company converted $3,789,634 and $4,965,370 respectively of these notes to 14,305,159 and 19,861,478 shares of common stock (see Note 8) and amortized to interest expense $3,626,223 and $5,069,446 respectively of the corresponding note discount.

As of December 31, 2012, all of the notes had been converted.

6.	Research and Development

AOT Testing

The Company is currently conducting research and development of its AOT technology prototypes in a testing facility in Midwest, Wyoming, located at the U.S. Department of Energy Rocky Mountain Oilfield Testing Center, Naval Petroleum Reserve #3 (US DOE).  The Company constructs the AOT technology prototypes through the assistance of various third party entities, located in Casper, Wyoming.  Costs incurred and expensed includes fees charged by the US DOE, purchase of test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment and other related equipment and various logistical expenses for the purposes of evaluating and testing its AOT prototypes.

Total expenses incurred during the years ended December 31, 2012 and 2011 amounted to $318,184 and $734,997 respectively and has been reflected in Research and Development expenses on the accompanying consolidated statement of operations.

Temple University Research & Development Agreement

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

Pursuant to the two licensing agreements, the Company agreed to pay Temple the following: (i) non-refundable license maintenance fee of $300,000; (ii) annual maintenance fees of $187,500; (iii) royalty fee ranging from 4% up to 7% from revenues generated from the licensing agreements; and (iv) 25% of all revenues generated from sub-licensees to secure or maintain the sub-license or option thereon. Temple also agreed to cancel $37,500 of the amount due if the Company agrees to fund at least $250,000 in research or development of Temple’s patent rights licensed to the Company. The term of the licenses commenced in August 2011 and will expire upon the expiration of the patents. The agreement can also be terminated by either party upon notification under terms of the licensing agreements or if the Company ceases the development of the patent or failure to commercialize the patent rights.

Total expenses recognized during the year ended December 31, 2012 and 2011 pursuant to these two agreements amounted to $187,500 and $395,286 respectively and has been reflected in Research and Development expenses on the accompanying consolidated statement of operations.

As of December 31, 2012 and 2011, the Company accrued a total of $128,350 and $178,125 respectively pursuant to these licensing agreements which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

As of December 31, 2012, there were no revenues generated from these two licenses.

Temple University Sponsored Research Agreement

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

During the year ended December 31, 2012, the Company recognized a total of $187,500 pursuant to this agreement.

As of December 31, 2012 and 2011, the Company accrued a total of $187,500 and $0 respectively pursuant to this agreement which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.   In January 2013, the Company and Temple agreed to defer payment of the amount due pending renegotiation of the agreement.

7.	Derivative liability

In June 2010, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2010, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The strike price of the warrants issued by the Company, in connection with certain convertible note offerings made during 2009 and 2010, in the aggregate of 8,522,500 warrants, exercisable at $0.30 per share, contains exercise prices that may fluctuate based on the occurrence of future offerings or events.  As a result, theses warrants are not considered indexed to the Company’s own stock.  The Company characterized the fair value of these warrants as derivative liabilities upon issuance.  During 2012, 220,000 of these warrants expired and 3,690,000 were exercised. The FASB’s guidance requires the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the accompanying statement of operations.

The derivative liabilities were valued using a probability weighted average series of Black-Scholes-Merton models as a valuation technique with the following assumptions:

		Fair Value of Warrants
	No. of Warrants	December 31, 2011	2012 Issuance	December 31, 2012
Risk-free interest rate		0.12%	–	0.02%
Expected volatility		92%	–	165%
Expected life (in years)		0.75 – 1.00	–	0.04
Expected dividend yield		0%	–	0%
Fair Value:
2009 Summer Warrants	–	$332,998	–	$–
2009 Wellfleet Warrants	–	17,807	–	–
2009 Fall Warrants	4,412,500	1,292,334	$–	3,221,138
Total Fair Value	4,412,500	$1,643,139	$–	$3,221,138

The risk-free interest rate is based on the yield available on U.S. Treasury securities.  The Company estimates volatility based on the historical volatility of its common stock.  The expected life warrants are based on the expiration date of the related warrants.  The expected dividend yield was based on the fact that the Company has not paid dividends to stockholders in the past nor is it expected to pay any dividends in the foreseeable future.

During the years ended December 31, 2012 and 2011, the Company recorded a loss of $4,023,094 and a gain of $2,021,536 respectively due to the change in the fair value of the derivatives. Furthermore, during the years ended December 31, 2012, the Company recognized a gain of $2,445,095 due to the extinguishment of the derivative liabilities resulting from the expiration of 220,000 warrants and exercise of 3,690,000 warrants to shares of common stock. At December 31, 2012, the Company determined the fair value of these derivative liabilities to be $3,221,138.

8.	Common Stock Transactions

Issuances of Common Stock-2012

During the year ended December 31, 2012, the Company issued an aggregate of 29,394,100 shares of its common stock as follows:

•	The Company issued 2,525,000 shares of our common stock for services valued in the aggregate at $1,228,250. We valued the shares at market prices at the date of the agreements ranging from $0.30 to $1.07 per share.

•	The Company issued 14,305,156 shares of its common stock in exchange for conversion of $3,789,634 of Convertible Notes pursuant to the convertible notes conversion prices of $0.25 up to $0.40 per share. See note 5.

•	The Company issued 776,667 shares of its common stock for exercised options valued at $0.27 to $0.30 per share with an aggregate value of $364,700.

•	The Company issued 11,787,277 shares of its common stock for exercise of warrants at an average price of $0.28 and valued at $3,317,181.

Issuances of Common Stock-2011

During the year ended December 31, 2011 the Company issued an aggregate of 22,820,276 shares of its common stock as follows:

•	The Company issued 2,800,000 shares of its common stock for services valued in the aggregate at $862,000. The Company valued the shares at the trading price at the date of the agreements ranging from $0.25 to $0.60 per share.

•	The Company issued 19,861,478 shares of its common stock in exchange for conversion of $4,965,370 of Convertible Notes pursuant to the convertible notes conversion prices of $0.25 per share.

•	The Company issued 77,778 shares of its common stock for exercised options valued at $0.27 per share or $21,000.

•	The Company issued 81,020 shares of its common stock for cashless exercise of warrants.

9.	Stock options and warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Options vest and expire according to terms established at the grant date.

Options

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At December 31, 2012, 2,750,442 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company.

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

On October 1, 2012, the Company issued 8,000 options to its employees, valued at $5,851 using Black-Scholes-Merton calculation. The options have an exercise price of $0.83 per share, vesting immediately, and expire ten years from date of grant.

During the years ended December 31, 2012 and 2011, the Company recognized amortization expense of $1,904,887 and $1,802,134 respectively based upon the vesting of these options. Future compensation expense on the options which were not exercisable at December 31, 2012 is $5,229,090 which will be amortized as compensation cost in future periods.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants to date are vested upon issuance. The weighted-average, remaining contractual life of employee options outstanding at December 31, 2012 was 8.1 years. Stock option activity for the period January 1, 2004 to December 31, 2012, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price
Options, January 1, 2004	13,250,000	$0.11
Options granted	1,172,652	1.03
Options exercised	–	–
Options cancelled	–	–
Options, December 31, 2004	14,422,652	0.18
Options granted	2,085,909	0.92
Options exercised	–	–
Options cancelled	(10,000,000)	0.10
Options, December 31, 2005	6,508,561	0.53
Options granted	1,313,605	1.21
Options exercised	(2,860,000)	0.10
Options forfeited	(962,607)	0.84
Options cancelled	–	–
Options, December 31, 2006	3,999,559	0.99
Options granted	238,679	0.55
Options exercised	–	–
Options forfeited	(49,793)	1.96
Options cancelled	–	–
Options, December 31, 2007	4,188,445	$0.95
Options granted	2,700,000	0.28
Options exercised	–	–
Options forfeited	(2,287,220)	1.00
Options cancelled	–	–
Options, December 31, 2008	4,601,225	$0.53
Options granted	333,333	0.30
Options exercised	(83,333)	0.27
Options forfeited	–	–
Options cancelled	–	–
Options, December 31, 2009	4,851,225	$0.52
Options granted	181,818	0.55
Options exercised	(195,555)	0.27
Options forfeited	–	–
Options cancelled	–	–
Options, December 31, 2010	4,837,488	$0.52
Options granted	19,800,000	0.26
Options exercised	(77,778)	0.27
Options forfeited	(310,000)	0.76
Options cancelled	(181,818)	0.55
Options, December 31, 2011	24,067,892	$0.30
Options granted	4,858,000	0.30
Options exercised	(776,667)	0.47
Options forfeited	(871,127)	0.98
Options, December 31, 2012	27,278,098	$0.27

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of December 31, 2012 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	27,196,679	8.1	$0.27	9,616,679	$0.29
$ 1.00 - $ 1.99	81,419	2.8	$1.36	81,419	$1.36
	27,278,098		$0.27	9,698,098	$0.30

As of December 31, 2012 the market price of the Company’s stock was $0.98 per share.  At December 31, 2012 the aggregate intrinsic value of the options outstanding was $19,438,106.

Black-Scholes value of options

During the years ended December 31, 2012 and 2011, the Company valued options for pro-forma purposes at the grant date using the Black-Scholes-Merton valuation model with the following average assumptions:

	2012	2011
Expected life (years)	5.0 – 7.0	6.00
Risk free interest rate	0.62 – 1.27%	1.95%
Volatility	125% – 140%	141.97%
Expected dividend yield	0.00%	0.00%

The weighted average fair value for options granted in 2012 and 2011 were $0.30 and $0.37, respectively.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants.

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2004	14,252,414	0.48
Warrants granted	2,372,500	1.27
Warrants exercised	(960,500)	0.20
Warrants cancelled	–	–
Warrants outstanding, December 31, 2004	15,664,414	0.62
Warrants granted	5,198,574	1.16
Warrants exercised	(50,500)	0.99
Warrants cancelled	(20,000)	1.50
Warrants outstanding, December 31, 2005	20,792,488	0.75
Warrants granted	3,624,894	1.28
Warrants exercised	(2,328,452)	0.68
Warrants cancelled	(1,191,619)	1.46
Warrants outstanding, December 31, 2006	20,897,311	$0.81
Warrants granted	3,602,701	0.64
Warrants exercised	–	–
Warrants cancelled	(6,580,984)	1.06
Warrants outstanding, December 31, 2007	17,919,028	$0.67
Warrants granted	3,931,708	0.42
Warrants exercised	(1,064,650)	0.50
Warrants cancelled	(10,386,083)	0.56
Warrants outstanding, December 31, 2008	10,400,003	$0.70
Warrants granted	5,247,276	0.36
Warrants exercised	–	–
Warrants cancelled	(2,300,515)	0.95
Warrants outstanding, December 31, 2009	13,346,764	$0.52
Warrants granted	14,058,032	0.32
Warrants exercised	–	–
Warrants cancelled	(4,425,728)	0.53
Warrants outstanding, December 31, 2010	22,979,068	$0.52
Warrants granted	29,781,916	0.30
Warrants exercised	(224,000)	0.47
Warrants cancelled	(3,430,704)	0.56
Warrants outstanding, December 31, 2011	49,106,280	$0.32
Warrants granted	9,273,316	0.31
Warrants exercised	(12,039,846)	0.29
Warrants cancelled	(4,134,243)	0.49
Warrants outstanding, December 31, 2012	42,205,507	$0.31

During the year ended December 31, 2012, the Company granted warrants to consultants to purchase 1,850,000 shares of its common stock.  The warrants have an exercise price of $0.30 per share, fully vested and will expire in two to three years from grant date.  Total fair value of the warrant amounted to $517,777 using the Black-Scholes Merton valuation model with the following average assumptions: risk-free interest rate of 0.23% to 0.39%; dividend yield of 0%; volatility of 111%; and an expected life of three years.

During the year ended December 31, 2012, the Company granted 7,423,316 warrants to acquire share of its common stock in connection of its issuance of convertible notes.  The warrants have an average exercise price of $0.29 per share, fully vested, and will expire in two to three years from date of grant.  (See Note 5)

During the years ended December 31, 2012 and 2011, the Company recognized amortization expense of $165,539 and $438,827 respectively based upon the vesting of warrants granted to employees and $641,747 and $411,888 respectively based upon the vesting of warrants granted to consultants. Future compensation expense on the warrants which were not exercisable at December 31, 2012 is $310,578.

At December 31, 2012 the price of the Company’s common stock was $0.98 per share and the aggregate intrinsic value of the warrants outstanding was $28,411,354.

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.30 - $ 0.99	41,705,507	1.4	$0.30	40,338,840	$0.30
$ 1.00 - $ 1.99	500,000	1.5	$1.00	500,000	$1.00
	42,205,507		$0.31	40,838,840	$0.31

Included in the table above are 4,412,500 warrants at an exercise price of $0.25 per share.  Based upon these warrant agreements, the exercise price may be reduced if the Company sells equity to any person or entity at a price per share or conversion price or exercise price per share which shall be less than the Warrant exercise price in respect of the Warrant Shares then in effect.  The reset of the warrant exercise price gives rise to the characterization of these instruments as derivative liabilities.  See Note 7.

10.	Commitments and contingencies

There are no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Leases

In March 2009, the Company entered into a sublease agreement for its executive offices in Santa Barbara, California. The term of the lease was for $3,520 per month from April 1, 2010 through December 31, 2010 and $3,630 per month from January 1, 2010 to December 31, 2010. In November 2010, the Company amended the lease agreement. Pursuant to the amendment, the term of the lease was for $5,830 per month from January 1, 2011 to December 31, 2013. In February 2012, the Company entered into a lease agreement to expand its offices in Santa Barbara, California. Pursuant to the agreement, the term of the lease was for $5,845 per month from February 1, 2012 to December 31, 2013.

Total rent expense under this lease and other operating leases in effect during the years ended December 31, 2012 and 2011, was $144,875 and $73,080, respectively which are included as part of Operating Expenses in the attached consolidated statements of operations. The following is a schedule by years of future minimum rental payments required under the non-cancellable operating leases as of December 31, 2012. Remaining lease commitments under all non-cancellable leases at December 31, 2012 were $140,000 through the end of 2013.

11.	Income taxes

The Company did not record an income tax provision for 2012 and 2011, other than $800 for the minimum state tax provision. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2012	2011

Computed tax provision (benefit) at federal statutory rate (34%)	$(1,434,000)	$(1,175,000)
State income taxes, net of federal benefit	(373,000)	(305,000)
Permanent items	0	0
Valuation allowance	1,803,800	1,480,800
Income tax provision	$800	$800

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31, 2012	December 31, 2011
Net operating loss carry forwards	15,900,000	13,700,000
Valuation allowance	(15,900,000)	(13,700,000)
Total deferred taxes net of valuation allowance	$–	$–

As of December 31, 2012, the Company had net operating losses available for carry forward for federal tax purposes of approximately $39 million expiring beginning in 2019. These carry forward benefits may be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

As of December 31, 2012, the Company has recorded a $15,900,000 valuation allowance against a portion of its deferred tax assets, since at that time it was believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2012 and 2011, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2012, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2012 or 2011.

12.	Subsequent events

Increase in Outstanding Shares

During the period from January 1, 2013 through February 13, 2013, the Company issued 5,265,496 shares of its common stock.  This was comprised of the following:

The Company issued 50,000 shares of its common stock per consulting agreement valued at $49,000.

The Company issued 5,215,496 shares of its common stock upon exercise of warrants for aggregate proceeds of $1,205,738.  Included in these issuances were 3,912,500 shares of common stock issued upon exercise of warrants that contained a reset provision that required these warrants to be accounted for as derivative liability. Upon exercise of these warrants, $3,441,752 of derivative liabilities will be extinguished and accounted for in the first quarter of 2013.

Continental Divide Agreement

On January 2, 2013, the Company entered into an agreement with Continental Divide, LLC to market the AOT technology as an affiliate of the Company. The term of the agreement is for a period of one year with a monthly fee of $5,000. A copy of this agreement is attached to this report as Exhibit 10.105. Mr. Ryan Zinke, CEO of Continental Divide, LLC is a member of the Company’s Board of Directors.

