Form 10-Q
period 2013-03-31
SAVE THE WORLD AIR INC
filed 2013-05-06
CIK 1103795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2013 was 158,114,170.

SAVE THE WORLD AIR, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS

Cash	$4,482,552	$1,601,791
Other current assets	137,351	40,132
Total current assets	4,619,903	1,641,923
Property and Equipment, net of accumulated depreciation of $253,411 and $249,040 at March 31, 2013 and December 31, 2012, respectively	51,840	55,674
Other assets	10,330	10,330
Total assets	$4,682,073	$1,707,927

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIENCY)

Current liabilities
Accounts payable-related parties	$70,589	$65,192
Accounts payable-license agreements	425,225	315,850
Accounts payable-other	253,969	411,346
Accrued expenses-related parties	413,378	468,086
Accrued expenses-other	50,289	21,657
Accrued professional fees	123,296	102,178
Fair value of derivative liabilities	–	3,221,138
Total current liabilities	1,336,746	4,605,447

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $.001 par value: 200,000,000 shares authorized, 158,062,170 and 143,667,570, shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	158,062	143,668
Additional paid-in capital	83,986,319	79,340,666
Deficit accumulated during the development stage	(80,799,054)	(82,381,854)
Total stockholders’ equity (deficiency)	3,345,327	(2,897,520)
Total liabilities and stockholders’ equity (deficiency)	$4,682,073	$1,707,927

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			Inception
			(February 18,
	Three months ended March 31,		1998) to March 31,
	2013	2012	2013

Net sales	$–	$–	$69,000
Cost of goods sold	–	–	24,120
Gross profit	–	–	44,880
Operating expenses	1,212,884	1,869,905	52,283,189
Research and development expenses	329,055	235,466	8,998,736
Non-cash patent settlement cost	–	–	1,610,066
Loss before other income (expense)	(1,541,939)	(2,105,371)	(62,847,111)
Other income (expense)
Other income (expense)	(28,845)	13,591	187,850
Interest income	–	–	16,342
Interest and financing expense	(260)	(2,462,867)	(20,304,609)
Change in fair value of derivative liabilities	(220,614)	(1,139,477)	(2,115,507)
Gain on extinguishment of derivative liabilities	3,441,752	–	5,886,847
Costs of private placement	–	–	(1,640,715)
Costs to induce conversion of notes	–	–	(469,043)
Loss on disposition of equipment	–	–	(14,426)
Settlement of Debt Due Morale/ Matthews	–	–	(927,903)
Settlement of litigation and debt	(67,294)	223,774	1,437,503
Income (loss) before provision for income taxes	1,582,800	(5,470,350)	(80,790,772)
Provision for income taxes	–	–	8,282
Net income (loss)	$1,582,800	$(5,470,350)	$(80,799,054)
Net income (loss) per common share, basic	$.01	$(.05)
Net income (loss) per common share, diluted	$.01	$(.05)
Weighted average common shares outstanding, basic	150,112,286	118,213,662
Weighted average common shares outstanding, diluted	172,461,669	118,213,662

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

	Price Per	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Share	Shares	Amount	Capital	Stage	Equity(Deficiency)
Balance, December 31, 2012		143,667,570	$143,668	$79,340,666	$(82,381,854)	$(2,897,520)
Common stock issued upon exercise of warrants, net	$0.29	14,344,600	14,344	4,014,933	-	4,029,277
Common stock issued for services	$0.98	50,000	50	48,950	-	49,000
Fair value of options and warrants issued as compensation	-	-	-	428,897	-	428,897
Fair value of warrants issued to settle payables	-	-	-	129,622	-	129,622
Fair value of warrants issued to consultants	-	-	-	23,251	-	23,251
Net income	-	-	-	-	1,582,800	1,582,800
Balance, March 31, 2013		158,062,170	$158,062	$83,986,319	$(80,799,054)	$3,345,327

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Inception (February 18, 1998)
	Three Months Ended March 31,		to March, 31
	2013	2012	2013
Cash flows from operating activities
Net income (loss)	$1,582,800	$(5,470,350)	$(80,799,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	–	–	505,000
Settlement of litigation and debt	67,294	(223,774)	(1,510,735)
Settlement of debt due Morale/Matthews	–	–	927,903
Stock based compensation expense	428,897	564,992	8,675,440
Issuance of common stock for services	49,000	150,000	9,312,038
Issuance of options for legal settlement	–	–	31,500
Issuance of warrants for legal settlement	–	–	4,957
Issuance of warrants for financing fees	–	–	153,501
Issuance of warrants for consulting fees	23,251	238,276	1,202,886
Increase in convertible notes related to default	–	–	299,274
Interest on related party loans	–	–	22,305
Patent acquisition cost	–	–	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	–	2,462,666	19,754,169
Fair value of common stock and warrants issued to induce conversion of notes	–	–	469,043
Costs of private placement convertible notes	–	–	1,640,715
Change in fair value of derivative liability	220,614	1,139,477	2,115,507
Gain on extinguishment of derivative liability	(3,441,752)	–	(5,886,847)
Amortization of deferred compensation	–	–	3,060,744
Loss on disposition of assets	–	–	14,426
Depreciation and amortization of leasehold improvements	4,371	9,079	535,347
Bad debt	–	–	1,300
Changes in operating assets and liabilities:
Accounts receivable	–	–	(1,380)
Prepaid expenses and other	(97,219)	(9,331)	(137,270)
Other assets	–	–	(10,330)
Accounts payable and accrued expenses	(45,299)	(50,671)	4,789,755
Accounts payable – license agreements	109,375	(53,125)	(225,912)
Accounts payable and accrued expenses – related parties	(49,311)	(9,225)	(422,029)
Net cash used in operating activities	(1,147,979)	(1,251,986)	(33,867,681)
Cash flows from investing activities
Purchase of equipment	(537)	(6,921)	(615,541)
Proceeds from sale of equipment	–	–	17,478
Net cash used in investing activities	(537)	(6,921)	(598,063)
Cash flows from financing activities
Net proceeds under equity line of credit	–	–	1,262,386
(Decrease) increase in payables to related parties and stockholder	–	–	536,979
Advances from founding executive officer	–	–	517,208
Net proceeds from issuance of convertible notes and warrants	–	1,321,240	18,400,888
Repayment of convertible notes	–	–	(296,397)
Net proceeds from sale of stock and exercise of warrants and options	4,029,277	351,850	18,527,232
Net cash provided by financing activities	4,029,277	1,673,090	38,948,296
Net increase in cash	2,880,761	414,183	4,482,552
Cash, beginning of period	1,601,791	617,797	–
Cash, end of period	$4,482,552	$1,031,980	$4,482,552

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(continued)

	Three Months Ended March 31,		Inception (February 18, 1998) to March 31,
	2013	2012	2013
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$260	$201	$179,280
Income taxes	$-	$-	$8,282
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$-	$-	$505,000
Deferred compensation for stock options issued for services	-	-	3,202,931
Purchase of property and equipment financed by advance from related party	-	-	3,550
Conversion of related party debt to equity	-	-	515,000
Conversion of accounts payable and accrued expenses to common stock	-	-	860,105
Cancellation of stock	-	-	8,047
Conversion of accounts payable and accrued expenses to convertible debentures	-	33,740	689,846
Conversion of related party debt to convertible debentures	-	-	72,500
Conversion of convertible debentures to common stock	-	2,425,711	19,540,985
Issuance of shares for settlement of loans and other payable to Morale/Matthews	-	-	2,783,711
Write off of deferred compensation	-	-	142,187
Fair value of derivative liability recorded as note discount	-	-	2,130,625
Proceeds of exercise of options applied to accounts payable	-	-	67,500
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	-	1,354,980	15,800,944
Fair value of warrants issued to settle payables	129,622	-	129,622

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

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

Save The World Air, Inc. develops and intends to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual property portfolio includes 47 domestic and international patents and patents pending, which have been developed in conjunction with and exclusively licensed from Temple University. STWA's primary technology is called Applied Oil Technology™ (AOT™), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT™ has been proven in U.S. Department of Energy tests to increase the energy efficiency of oil pipeline pump stations. The AOT product has transitioned from the research and development stage to initial commercial production for the midstream pipeline marketplace. The Company is actively engaged in research and development related to the optimization and value engineering of its commercial midstream pipeline AOT product and the development of complementary AOT product lines.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Save the World Air, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Certain prior year’s amounts have been reclassified to conform to current period presentations.

The consolidated balance sheet information as of December 31, 2012 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2013. These interim financial statements should be read in conjunction with that report.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage and has not generated any significant revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its convertible notes and equity securities. As reflected in the accompanying condensed consolidated financial statements, the Company had a negative cash flow from operations of $1,147,979 for the period ended March 31, 2013 and accumulated deficit of $80,799,054 at March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2013, the Company had cash on hand in the amount of $4,482,552. Management expects that the current funds on hand will be sufficient to continue operations through June 2014. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2013 and beyond.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing the Company’s financial statements. Actual results could differ from those estimates

Basic and Diluted Income per share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the company reported an operating loss because all warrants and stock options outstanding are anti-dilutive.

A reconciliation of basic and diluted shares for the periods ended March 31, 2013 and 2012 follows:

	March 31, 2013	March 31, 2012
Average common shares outstanding – basic	150,112,286	118,213,662
Effect of dilutive securities
Warrants	12,269,883	–
Options	10,079,500	–
Average diluted shares	172,461,669	118,213,662

There were no adjustments to net income (loss) required for purposes of computing diluted earnings per share.

At March 31, 2013 and 2012, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31, 2013	March 31, 2012
Warrants	14,782,301	52,963,339
Options	17,198,598	28,049,558
Total	31,980,899	81,012,897

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

The Company is required to use observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2013 and December 31, 2012.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability-March 31, 2013	$-0-	$-0-	$-0-	$-0-
Fair value of Derivative Liability-December 31, 2012	$-0-	$-0-	$3,221,138	$3,221,138

Cash Concentration

At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

Recent Accounting Pronouncements

Recent accounting pronouncements did not or are not believed to have a material impact on the Company’s present or future condensed consolidated financial statements.

Reclassification

In presenting the Company’s statement of operations for the three months ended March 31, 2012, the Company reclassified certain salary and consulting expenses in the aggregate of $68,000 previously reflected as operating expenses to research and development expenses.

In presenting the Company’s statement of operations from inception to March 31, 2013, the Company reclassified certain salary and consulting expenses in the aggregate $531,500 previously reflected as operating expenses to research and development expenses.

3.	Certain relationships and related transactions

Accounts Payable to related parties

As of March 31, 2013 and December 31, 2012, the Company had accounts payable to related parties in the amount of $70,589 and $65,192, respectively. These amounts are unpaid Directors Fees and expenses incurred by officers and directors.

Accrued expense due to related parties

As of March 31, 2013 and December 31, 2012, the Company accrued the unpaid salaries, unused vacation and the corresponding payroll taxes of its employees in the aggregate of $413,378 and $468,086, respectively. Included in these accruals are accrued vacation and payroll taxes in the aggregate of $57,949 and $57,657, respectively, and the unpaid salaries of the former President of the Company of $245,429 and $255,429, respectively, and the former Chief Financial Officer of the Company of $110,000 and $155,000, respectively. The Company agreed to a monthly payment of $5,000 up to $15,000 to these former officers of the Company until their unpaid salaries are fully settled.

Consulting fees paid to related parties

Ryan Zinke, a director of the Company, is the Chief Executive Officer of consulting firm, Continental Divide LLC. During the three months ended March 31, 2013 and 2012, the Company incurred fees for consulting services of $15,000 and $0, respectively.

4.	Capital stock

During the three months ended March 31, 2013, the Company issued 14,344,600 shares of common stock upon exercise of warrants at $0.25 to $0.30 per share for gross proceeds of $4,097,777. The Company incurred direct costs in the amount of $68,500 in commissions paid on warrants exercised by foreign (non-U.S.) investors for aggregate net proceeds of $4,029,277.

During the three months ended March 31, 2013, the Company issued 50,000 shares of common stock for consulting services provided valued at $49,000, or $0.98 per share. The shares issued were valued at the trading price at the date of the agreement.

5.	Stock options and warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options vest and expire according to terms established at the grant date.

Options

The Company currently issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At March 31, 2013, 2,750,442 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company.

The following table summarizes certain information about the Company’s stock purchase options from January 1, 2013 to March 31, 2013:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	27,278,098	$0.27
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2013	27,278,098	$0.27	7.8	$20,254,356
Vested and exercisable at March 31, 2013	13,718,098	$0.29	7.6	$9,948,756

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of March 31, 2013 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	27,196,679	7.8	$.27	13,636,679	$0.28
$ 1.00 - $ 1.99	81,419	2.5	1.36	81,419	1.36
	27,278,098	7.8	$0.27	13,718,098	$0.29

During the three months ended March 31, 2013, the Company amortized $404,587 of compensation cost based on the vesting of the options granted to employees in prior periods. Future unamortized compensation expense on the outstanding options at March 31, 2013 is $4,727,826.

Warrants

In March 2013, pursuant to a settlement of debt agreement, the Company granted a consultant warrant to purchase 150,000 shares of its common stock with an exercise price of $0.30 per share, vesting immediately and will expire in two years from grant date (see Note 8). The fair value of the warrant amounted to $129,622 using the Black-Scholes Merton valuation model with the following average assumptions: risk-free interest rate of 0.26%; dividend yield of 0%; volatility of 132%; and an expected life of two years.

During the period ended March 31, 2013, the Company recognized amortization expense of $24,310 and $23,251 based upon vesting of the warrants granted to an employee and a consultant in prior year, respectively.

The following table summarizes certain information about the Company’s stock purchase warrants from January 1, 2013 to March 31, 2013:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	42,205,507	$0.31
Granted	150,000	0.30
Exercised	(14,344,600)	0.29
Forfeited or expired	(958,723)	0.35
Outstanding at March 31, 2013	27,052,184	$0.32	1.8	$18,752,321
Vested and exercisable at March 31, 2013	25,685,517	$0.32	1.5	$17,781,988
13

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.25 - $ 0.99	26,552,184	1.8	$.30	25,185,517	$0.30
$ 1.00 - $ 1.99	500,000	1.3	1.00	500,000	1.00
	27,052,184	1.8	$0.32	25,685,517	$0.32

Future unamortized compensation expense on the outstanding warrants at March 31, 2013 is $226,893.

6.	Research and development

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

The Company incurred costs of $219,680 and $188,591 for the three months ended March 31, 2013 and 2012, respectively, and has been reflected in Research and Development expenses on the accompanying condensed consolidated statement of operations.

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

Total expenses recognized during the period ended March 31, 2013 and 2012 pursuant to these two agreements amounted to $46,875 for both periods and has been reflected in Research and Development expenses on the accompanying condensed consolidated statement of operations.

As of March 31, 2013, there were no revenues generated from these two licenses.

As of March 31, 2013 and 2012, the Company accrued a total of $162,500 and $125,000 respectively pursuant to these licensing agreements which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets. In January 2013, the Company and Temple agreed to defer payment of the amount due pending renegotiation of the agreement. As of the date of this quarterly report, the amount due is currently past due and the Company deemed in default. The Company has not received any termination notice or notice of default from Temple and is currently renegotiating the existing agreement.

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

During the period ended March 31, 2013, the Company recognized a total of $62,500 pursuant to this agreement and has been reflected in Research and Development expenses on the accompanying condensed consolidated statement of operations.

As of March 31, 2013, the Company accrued a total of $250,000 pursuant to this agreement which is included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.   There was no such amount in 2012.

In January 2013, the Company and Temple agreed to defer payment of the amount due pending renegotiation of the agreement.

7.	Derivative liability

In June 2010, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2010, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The strike price of the warrants issued by the Company, in connection with certain convertible note offerings made during 2009 and 2010, in the aggregate of 8,522,500 warrants, exercisable at $0.30 per share, contains exercise prices that may fluctuate based on the occurrence of future offerings or events. As a result, these warrants were not considered indexed to the Company’s own stock. The Company characterized the fair value of these warrants as derivative liabilities upon issuance. The FASB’s guidance requires the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the accompanying statement of operations. At December 31, 2012, a total of 4,412,500 warrants remain outstanding with a fair value of $3,221,138.

In January 2013, 4,112,500 warrants were exercised and the remaining 300,000 warrants expired unexercised at which time the warrants had a fair value of $3,441,752, which resulted in a loss during the period ended March 31, 2013 of $220,614 due to the change in the fair value of the derivative liability. Furthermore, as a result of the exercise and expiration of these warrants, the Company recorded a gain of $3,441,752 due to the extinguishment of the corresponding derivative liability.

The derivative liabilities were valued using a probability weighted average series of Black-Scholes-Merton models as a valuation technique, which approximates the Monte Carlo and other binominal valuation techniques with the following assumptions:

	Fair Value of Warrants
	January 15, 2013	December 31, 2012
Risk-free interest rate	0.09%	0.02%
Expected volatility	165%	165%
Expected life (in years)	0.04	0.04
Expected dividend yield	0%	0%
Fair Value:
2009 Fall Warrants	$3,441,752	$3,221,138
Total Fair Value	$3,441,752	$3,221,138

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

8.	Loss on Settlement of Debt

In March 2013, the Company settled a debt incurred in prior year amounting to $147,328 for $85,000 plus a warrant to purchase 150,000 shares of common stock with a fair value of $129,622 (see Note 5). As a result, the Company also recognized a loss of $67,294 on the settlement.

9.	Commitments and contingencies

Legal matters

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

10.	Subsequent events

Increase in Outstanding Shares

During the period from April 1, 2013 through April 30, 2013, the Company issued 52,000 shares of its common stock upon exercise of warrants for aggregate proceeds of $15,600.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

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

Results of Operations

We did not generate any revenue for the three-month period ended March 31, 2013 and 2012.

Operating expenses were $1,212,884 for the three-month period ended March 31, 2013, compared to $1,869,905 for the three-month period ended March 31, 2012, a decrease of $657,021. This decrease is attributable to decreases in non-cash expenses of $456,828 and cash expenses of $200,193. Specifically, the decrease in non-cash expense is attributable to decreases in stock and warrants given to consultants and employees of $452,120 and depreciation of $4,708. The decrease in cash expense is attributable to decreases in consulting and professional fees of $201,218, travel and related expenses of $26,098, office and other expenses of $20,869, offset by an increase in salaries and corporate expenses of $47,992.

Research and development expenses were $329,055 for the three-month period ended March 31, 2013, compared to $235,466 for the three-month period ended March 31, 2012, an increase of $93,589. This increase is attributable to a decrease in salaries and consultant fees charged to research and development $23,500 and an increase in product testing, research and supplies of $117,089.

Other income and expense were $3,124,739 income for the three-month period ended March 31, 2012, compared to $3,364,979 expense for the three-month period ended March 31, 2012, an increase in income of $6,489,718. This increase is attributable to increases in gain on extinguishment of derivative liabilities of $3,441,752, reduction in interest and financing expense of $2,462,607, gain from change in fair value of derivative liabilities of $918,863, offset by a decrease in other income of $333,504 due to settlement of debt and accruals.

We had a net income of $1,582,800, or $0.01 per share, for the three-month period ended March 31, 2013, compared to a net loss of $5,470,350, or $0.05 per share, for the three-month period ended March 31, 2012. We expect to incur net loss in the fiscal year ending December 31, 2013 primarily attributable to continued research and development, operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

Since its inception, we have been primarily engaged in organizational and pre-operating activities. We have generated insignificant revenues and have incurred accumulated losses of $80,799,054 from February 18, 1998 (Inception) through March 31, 2013. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its convertible notes and equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. Our operations from inception, February 18, 1998 to March 31, 2013 have been funded through issuances of our common stock and convertible notes. As of March 31, 2013, we raised an aggregate of $36,928,120 of which $18,400,888 was from the sale of convertible notes and $18,527,323 was from the sale of stock and exercise of warrants and options.

On March 31, 2013, we had cash on hand in the amount of $4,482,552.  In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with license agreements; product development and commercialization of the AOT technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to one of our executive officers pursuant to an employment agreement, severance payments to a former officer and consulting fees, during 2013 and beyond. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

In February 2012, the Company began the process of designing and implementing various financial controls from within our finance department under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer. Furthermore, the Company also hired an outside consultant to further enhance these internal controls, policies and procedures. In March 2013, the Company’s Board of Directors approved and began the implementation of these internal controls, policies and procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Internal Controls Policy and Sarbanes-Oxley 302 matrix approved by the Board of Directors during the quarter ended March 31, 2013 have been implemented and are functioning as planned. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective as of March 31, 2013.

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

Our Chief Executive Officer, Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  were effective as of March 31, 2013.

Our annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting and management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only Management’s report in this annual report.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2012, which we filed with the SEC on March 21, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Other Issuances

During the three months ended March 31, 2013, we issued 14,344,600 shares of common stock upon exercise of warrants at $0.25 to $0.30 per share for aggregate net proceeds of $4,029,277.

During the three months ended March 31, 2013, we issued 50,000 shares of common stock for consulting services valued at $49,000 or $0.98 per share.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Increase in Outstanding Shares

During the period from April 1, 2013 through April 30, 2013, we issued 52,000 shares of our common stock upon exercise of warrants for aggregate proceeds of $15,600.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SAVE THE WORLD AIR, INC.

Date: May 6, 2013	By:	/s/ GREGG BIGGER
Gregg Bigger
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

