Form 10-Q
period 2013-06-30
SAVE THE WORLD AIR INC
filed 2013-08-08
CIK 1103795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2013 was 165,243,632.

SAVE THE WORLD AIR, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	December 31,
ASSETS	(Unaudited)	2012
Current assets:
Cash	$4,505,736	$1,601,791
Other current assets	124,817	40,132
Total current assets	4,630,553	1,641,923
Property and Equipment, net of accumulated depreciation of $67,874 and $249,040 at June 30, 2013 and December 31, 2012 respectively	48,175	55,674
Other assets	24,830	10,330
Total assets	$4,703,558	$1,707,927

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable-related parties	85,589	65,192
Accounts payable-license agreements	392,933	315,850
Accounts payable-other	233,471	411,346
Accrued expenses-related parties	350,138	468,086
Accrued expenses-other	9,556	21,657
Accrued professional fees	65,050	102,178
Fair value of derivative liabilities	–	3,221,138
Total current liabilities	1,136,737	4,605,447

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $.001 par value: 200,000,000 shares authorized 163,654,700 and 143,667,570 shares issued and outstanding at June 30, 2013 and December 31, 2012 respectively	163,655	143,668
Additional paid-in capital	86,123,170	79,340,666
Deficit accumulated during the development stage	(82,720,004)	(82,381,854)
Total stockholders’ equity (deficiency)	3,566,821	(2,897,520)
Total liabilities and stockholders’ equity (deficiency)	$4,703,558	$1,707,927

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Inception
					(February 18,
	Three months ended		Six months ended		1998) to
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013
Net sales	$–	$–	$–	$–	$69,000
Cost of goods sold	–	–	–	–	24,120
Gross profit	–	–	–	–	44,880
Operating expenses	1,541,866	1,849,814	2,754,750	3,719,719	53,825,055
Research and development expenses	430,202	255,424	759,257	490,890	9,428,938
Non-cash patent settlement costs	–	–	–	–	1,610,066
Loss before other income (expense)	(1,972,068)	(2,105,238)	(3,514,007)	(4,210,609)	(64,819,179)
Other income (expense)	–	–
Other income (loss)	4,950	2,384	(23,895)	15,975	192,800
Interest income	–	–	–	–	16,342
Interest and financing expense	–	(351,422)	(260)	(2,814,289)	(20,304,609)
Change in fair value of derivative liabilities	–	971,902	(220,614)	(167,575)	(2,115,507)
Gain on extinguishment of derivative liabilities	–	85,576	3,441,752	85,576	5,886,847
Costs of private placement	–	–	–	–	(1,640,715)
Costs to induce conversion of notes	–	–	–	–	(469,043)
Gain on disposition of equipment	46,968	–	46,968	–	32,542
Settlement of debt due Morale/Matthews	–	–	–	–	(927,903)
Settlement of litigation and debt	–	–	(67,294)	223,774	1,437,503
Loss before provision for income taxes	(1,920,150)	(1,396,798)	(337,350)	(6,867,148)	(82,710,922)
Provision for income taxes	800	800	800	800	9,082

Net loss	$(1,920,950)	$(1,397,598)	$(338,150)	$(6,867,948)	$(82,720,004)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.06)
Weighted average common shares outstanding, basic and diluted	159,896,258	127,283,585	155,084,826	122,748,623

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

SIX MONTHS ENDED JUNE 30, 2013

					Deficit
					Accumulated	Total
		Common		Additional	During the	Stockholders’
	Price Per	Stock		Paid-in	Development	Equity
	Share	Shares	Amount	Capital	Stage	(Deficiency)
Balance, December 31, 2012		143,667,570	$143,668	$79,340,666	$(82,381,854)	$(2,897,520)

Common stock issued upon exercise of warrants and options, net	$0.25-$0.40	19,937,130	19,937	5,681,202	–	5,701,139
Common stock issued for services	$0.98	50,000	50	48,950	–	49,000
Fair value of options and warrants issued as compensation		–	–	870,369	–	870,369
Fair value of warrants issued to settle payables		–	–	129,622	–	129,622
Fair value of warrants issued to consultants		–	–	52,361	–	52,361
Net loss		–	–	–	(338,150)	(338,150)
Balance, June 30, 2013, unaudited		163,654,700	$163,655	$86,123,170	$(82,720,004)	$3,566,821

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Six months ended		(Feb. 18, 1998)
	June 30,		to June 30,
Cash flows from operating activities	2013	2012	2013
Net loss	$(338,150)	$(6,867,948)	$(82,720,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	–	–	505,000
Settlement of litigation and debt	67,294	(223,774)	(1,510,735)
Settlement of debt due Morale/Matthews	–	–	927,903
Stock based compensation expense	870,369	1,245,736	9,116,912
Issuance of common stock for services	49,000	520,000	9,312,038
Issuance of warrants and options for legal settlement	–	–	36,457
Issuance of warrants for financing fees	–	–	153,501
Issuance of warrants for consulting fees	52,361	207,926	1,231,996
Increase in convertible notes related to default	–	–	299,274
Interest on related party loans	–	–	22,305
Patent acquisition cost	–	–	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	–	2,813,959	19,754,169
Fair value of common stock and warrants issued to induce conversion of notes	–	–	469,043
Costs of private placement convertible notes	–	–	1,640,715
Change in fair value of derivative liability	220,614	167,575	2,115,507
Gain on extinguishment of derivative liability	(3,441,752)	(85,576)	(5,886,847)
Amortization of deferred compensation	–	–	3,060,744
Gain on disposition of assets	(46,968)	–	(32,542)
Depreciation and amortization	8,040	18,329	539,016
Bad debt	–	–	1,300
Changes in operating assets and liabilities:	–		–
Accounts receivable	–	–	(1,380)
Prepaid expenses and other	(66,685)	40,557	(106,736)
Other assets	–	–	(10,330)
Accounts payable and accrued expenses	(164,776)	35,137	4,670,278
Accounts payable – license agreements	77,083	68,975	(258,204)
Accounts payable and accrued expenses – related parties	(97,551)	(276,218)	(470,269)
Net cash used in operating activities	(2,811,121)	(2,335,322)	(35,530,823)
Cash flows from investing activities
Purchase of equipment	(7,573)	(12,773)	(622,577)
Proceeds from sale of equipment	21,500	–	38,978
Net cash used in investing activities	13,927	(12,773)	(583,599)
Cash flows from financing activities			–
Net proceeds under equity line of credit	–	–	1,262,386
(Decrease) increase in payables to related parties and stockholder	–	–	536,979
Advances from founding executive officer	–	–	517,208
Net proceeds from issuance of convertible notes and warrants	–	1,326,740	18,400,888
Repayment of convertible notes	–	–	(296,397)
Net proceeds from sale of stock and exercise of warrants and options	5,701,139	463,450	20,199,094
Net cash provided by financing activities	5,701,139	1,790,190	40,620,158
Net increase in cash	2,903,945	(557,905)	4,505,736
Cash, beginning of period	1,601,791	617,797	–
Cash, end of period	4,505,736	59,892	4,505,736

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

			Inception
	Six months ended		(Feb. 18, 1998)
	June 30,		to June 30,
	2013	2012	2013
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$260	$–	$179,280
Income Taxes	$800	$–	$9,082
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$–	$–	$505,000
Deferred compensation for stock options issued for services	–	–	3,202,931
Purchase of property and equipment financed by advance from related party	–	–	3,550
Conversion of related party debt to equity	–	–	515,000
Conversion of accounts payable and accrued expenses to common stock	–	–	860,105
Cancellation of stock	–	–	8,047
Conversion of accounts payable and accrued expenses to convertible debentures	–	33,740	689,846
Conversion of related party debt to convertible debentures	–	–	72,500
Conversion of convertible debentures to common stock	–	2,732,501	19,540,985
Issuance of shares for settlement of loans and other payable to Morale/Matthews	–	–	2,783,711
Write off of deferred compensation	–	–	142,187
Fair value of derivative liability recorded as note discount	–	–	2,130,625
Proceeds of exercise of options applied to accounts payable	–	–	67,500
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	–	1,360,480	15,800,944
Fair value of warrants issued to settle payables	129,622	–	129,622
Accounts receivable on sale of equipment	32,500	–	32,500

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

STWA develops and intends to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual property portfolio includes 47 domestic and international patents and patents pending, which have been developed in conjunction with and exclusively licensed from Temple University. STWA's primary technology is called Applied Oil Technology™ (AOT™), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT™ has been proven in U.S. Department of Energy tests to increase the energy efficiency of oil pipeline pump stations. The AOT product has transitioned from the research and development stage to initial commercial production for the midstream pipeline marketplace. The Company is actively engaged in research and development related to the optimization and value engineering of its commercial midstream pipeline AOT product and the development of complementary AOT product lines.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage and has not generated any significant revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its convertible notes and equity securities. As reflected in the accompanying condensed consolidated financial statements, the Company had a negative cash flow from operations of $2,811,121 for the six month period ended June 30, 2013 and accumulated deficit of $82,720,004 at June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2013, the Company had cash on hand in the amount of $4,505,736. Management expects that the current funds on hand will be sufficient to continue operations through June 2014. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2013 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing the Company’s financial statements. Actual results could differ from those estimates

Basic Income per share

The Company’s computation of earnings per share (“EPS”) includes basic and diluted EPS.  Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., warrants and options) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

The Company is required to use observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2013 and December 31, 2012.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability-June 30, 2013	$-0-	$-0-	$-0-	$-0-
Fair value of Derivative Liability-December 31, 2012	$-0-	$-0-	$3,221,138	$3,221,138

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Reclassification

In presenting the Company’s statement of operations for the three and six month periods ended June 30, 2012, the Company reclassified certain salary and consulting expenses in the aggregate of $72,000 and $140,000 respectively that were previously reflected as operating expenses to research and development expenses.

In presenting the Company’s statement of operations from inception to June 30, 2013, the Company reclassified certain salary and consulting expenses in the aggregate $531,500 previously reflected as operating expenses to research and development expenses.

3.	Certain relationships and related transactions

Accounts Payable to related parties

As of June 30, 2013 and December 31, 2012, the Company had accounts payable to related parties in the amount of $85,589 and $65,192, respectively. These amounts are unpaid Directors Fees and expenses incurred by officers and directors.

Accrued expense due to related parties

As of June 30, 2013 and December 31, 2012, the Company accrued unpaid salaries, unused vacation and the corresponding payroll taxes of its employees in the aggregate of $350,138 and $468,086, respectively. Included in these accruals are accrued vacation and payroll taxes in the aggregate of $64,709 and $57,657, respectively, and the unpaid salaries of the former President of the Company of $225,429 and $255,429, respectively, and the former Chief Financial Officer of the Company of $60,000 and $155,000, respectively. The Company agreed to a monthly payment of $5,000 up to $15,000 to these former officers of the Company until their unpaid salaries are fully settled.

Consulting fees paid to related parties

Ryan Zinke, a director of the Company, is the Chief Executive Officer of consulting firm, Continental Divide LLC. During the six months ended June 30, 2013 and 2012, the Company incurred fees for consulting services of $30,000 and $0, respectively.

4.	Capital stock

During the six months ended June 30, 2013, the Company issued 19,937,130 shares of common stock upon exercise of warrants at $0.25 to $0.40 per share for gross proceeds of $5,779,660. The Company incurred direct costs in the amount of $78,521 in commissions and foreign exchange fees paid on warrants exercised by foreign (non-U.S.) investors for aggregate net proceeds of $5,701,139.

During the six months ended June 30, 2013, the Company issued 50,000 shares of common stock for consulting services provided valued at $49,000, or $0.98 per share. The shares issued were valued at the trading price at the date of the agreement.

5.	Stock options and warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options vest and expire according to terms established at the grant date.

Options

The Company sometimes issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At June 30, 2013, 2,750,442 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company.

The following table summarizes certain information about the Company’s stock purchase options from January 1, 2013 to June 30, 2013:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	27,278,098	$0.27
Granted	–	–
Exercised	(30,000)	$0.30
Forfeited or expired	–	–
Outstanding at June 30, 2013	27,248,098	$0.27	7.6	$22,681,207
Vested and exercisable at June 30, 2013	5,648,098	$0.34	7.6	$1,916,388

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of June 30, 2013 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	27,166,679	7.6	$0.27	5,566,679	$0.32
$ 1.00 - $ 1.99	81,419	2.3	1.36	81,419	1.26
	27,248,098	7.6	$0.27	5,648,098	$0.34

The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), holders of options to purchase shares of common stock in the aggregate of 22,700,000 shares, each signed a declaration providing additional restriction on conditions under which they could exercise vested options to purchase stock. Specifically, the CEO and CFO are restricted from exercising options (“Restricted Options”) until the Company has authorized additional shares in its articles of incorporation such that the execution of the Restricted Options could not cause outstanding shares to exceed the current authorized shares on a fully diluted basis. In the absence of this restriction, the total exercisable shares as of June 30, 2013 would be 13,688,098.

During the six months ended June 30, 2013, the Company amortized $870,369 of compensation cost based on the vesting of the options granted to employees in prior periods. Future unamortized compensation expense on the outstanding options at June 30, 2013 is $4,310,665.

Warrants

In March 2013, pursuant to a settlement of debt agreement, the Company granted a consultant a warrant to purchase 150,000 shares of its common stock with an exercise price of $0.30 per share, vesting immediately and expiring in two years from grant date (see Note 8, below). The fair value of the warrant amounted to $129,622 using the Black-Scholes Merton valuation model with the following average assumptions: risk-free interest rate of 0.26%; dividend yield of 0%; volatility of 132%; and an expected life of two years.

During the period ended June 30, 2013, the Company recognized amortization expense of $52,631 based upon vesting of the warrants granted to an employee and a consultant in prior year.

The following table summarizes certain information about the Company’s stock purchase warrants from January 1, 2013 to June 30, 2013:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	42,205,507	$0.31
Granted	150,000	0.30
Exercised	(19,907,130)	0.29
Forfeited or expired	(958,723)	0.35
Outstanding at June 30, 2013	21,489,654	$0.32	2.0	$18,752,321
Vested and exercisable at June 30, 2013	20,206,320	$0.32	1.6	$17,781,988

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.25 - $ 0.99	20,989,654	2.0	$0.30	19,706,320	$0.30
$ 1.00 - $ 1.99	500,000	1.0	1.00	500,000	1.00
	21,489,654	2.0	$0.32	20,206,320	$0.32

Future unamortized compensation expense on the outstanding warrants at June 30, 2013 is approximately $227,584.

6.	Research and development

AOT Testing

The Company has concluded conducting research and development of its AOT technology prototypes in a testing facility in Midwest, Wyoming, located at the U.S. Department of Energy Rocky Mountain Oilfield Testing Center, Naval Petroleum Reserve #3 (US DOE). The Company constructs the AOT technology prototypes through the assistance of various third party entities, located in Casper, Wyoming. Costs incurred and expensed included fees charged by the US DOE, purchase of test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment and other related equipment and various logistical expenses for the purposes of evaluating and testing its AOT prototypes.

The Company incurred costs of $582,174 and $327,751 for the six month period ended June 30, 2013 and 2012, respectively, and has been reflected in Research and Development expenses on the accompanying condensed consolidated statement of operations.

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

In January 2013, the Company and Temple agreed to defer payment of an amount due under the sponsored research agreement (discussed below) pending renegotiation of a separate research and development agreement with Temple.

Total expenses recognized during the six month period ended June 30, 2013 and 2012 pursuant to these two agreements amounted to $93,750 and $93,750 respectively and has been reflected in Research and Development expenses on the accompanying condensed consolidated statement of operations.

As of June 30, 2013, there were no revenues generated from these two licenses.

As of June 30, 2013, the Company accrued a total of $209,375 pursuant to these licensing agreements which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

Temple University Sponsored Research Agreement

On March 19, 2012, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with Temple University (“Temple”), whereby Temple, under the direction of Dr. Rongjia Tao, will perform ongoing research related to the Company’s AOT device (the “Project”), for the period April 1, 2012, through April 1, 2014.  All rights and title to intellectual property resulting from Temple’s work related to the Project shall be subject to the Exclusive License Agreements between Temple and the Company, dated August 1, 2011.  In exchange for Temple’s research efforts on the Project, the Company has agreed to pay Temple $500,000, payable in eight quarterly installments of $62,500.

In January 2013, the Company and Temple agreed to defer payment of the amount due pending renegotiation of the Research Agreement. In May 2013, parties mutually agreed to suspend further accruals of the amount due and restructure both the scope and cost of future research funding under this agreement as the Company moves from development mode towards commercial operations. The Company expects that a new Research Agreement will be finalized in September 2013 at a reduced rate. Furthermore, the Company made a $100,000 payment deemed to bring the Company current in its obligation to Temple and parties have mutually agreed the Company is not in default under the Research Agreement.

During the six months ended June 30, 2013 and 2012, the Company recognized a total of $83,333 and $62,500 respectively, pursuant to this agreement and has been reflected in Research and Development expenses on the accompanying condensed consolidated statement of operations.

As of June 30, 2013, the Company accrued a total of $170,833 pursuant to this agreement which is included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

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

In January 2013, 4,112,500 warrants were exercised and the remaining 300,000 warrants expired unexercised at which time the warrants had a fair value of $3,441,752, which resulted in a loss of $220,614 due to the change in the fair value. Furthermore, as a result of the exercise and expiration of these warrants, the Company recorded a gain of $3,441,752 due to the extinguishment of the corresponding derivative liability.

The derivative liabilities were valued using a probability weighted average series of Black-Scholes-Merton models as a valuation technique, which approximates the Monte Carlo and other binominal valuation techniques with the following assumptions:

	Fair Value of Warrants
	January 15, 2013	December 31, 2012
Risk-free interest rate	0.09%	0.02%
Expected volatility	165%	165%
Expected life (in years)	0.04	0.04
Expected dividend yield	0%	0%
Fair Value - 2009 Fall Warrants	$3,441,752	$3,221,138

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

In March 2013, the Company settled a debt incurred in prior year amounting to $147,328 for $85,000 plus a warrant to purchase 150,000 shares of common stock with a fair value of $129,622 (see Note 5, above). As a result, the Company also recognized a loss of $67,294 on the settlement.

9.	Commitments and contingencies

Legal matters

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

10.	Subsequent events

Increase in Outstanding Shares

During the period from July 1, 2013 through July 31, 2013, the Company issued 1,588,932 shares through grants of common stock to employees as compensation and through the execution of warrants. Employee stock grants totaled 179,000 shares at $1.09 per share at an aggregate cost of $195,110. Stock issued through warrant execution totaled 1,409,932 shares at $0.30 per share for aggregate proceeds to the Company of $42,380.

Entry into a material definitive agreement

On August 1, 2013, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Agreement” or “Lease”) with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. (“TransCanada”), dated effective as of July 17, 2013. In accordance with the terms and conditions of the Agreement, TransCanada has agreed to lease, install, maintain, operate and test the effectiveness of the Company’s AOT technology and equipment on one of TransCanada’s operating pipelines. Under terms of the Agreement the Company will deliver the Equipment to TransCanada to be installed and placed in operation by TransCanada, at TransCanada’s expense, on a date estimated to be no later than March 1, 2014. The initial term of the lease is six (6) months, with an option to extend the lease for an additional eighty-four (84) months. TransCanada has an option to purchase equipment during the term of the lease.

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

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2012 and will need to raise substantial additional capital in 2013, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

The Company develops and intends to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual property portfolio includes 47 domestic and international patents and patents pending, which have been developed in conjunction with and exclusively licensed from Temple University. STWA's primary technology is called Applied Oil Technology™ (AOT™), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT™ has been proven in U.S. Department of Energy tests to increase the energy efficiency of oil pipeline pump stations. The AOT product has transitioned from the research and development stage to initial commercial production for the midstream pipeline marketplace. The Company is actively engaged in research and development related to the optimization and value engineering of its commercial midstream pipeline AOT product and the development of complementary AOT product lines. Below is the current status of the AOT development:

AOT™ Commercialization

AOT Commercial Products

Beginning in the second quarter of 2012, the Company began the design and engineering efforts required to transition from prototype testing to full-scale commercial unit production. The Company established its supply chain, designs, drawings, engineering, certifications and specifications to comply with the engineering audit processes as dictated by the Energy Industry regulation processes. The Company’s first prototype unit known as AOT™ Midstream serial number 000001, was rolled off of the assembly line in May 2013 to support the Company’s Pilot Program installation efforts after successfully passing hydrostatic pressure testing as a fully assembled device, and passing inspection for ASME Section VIII, Division I certification. The Company has been working in a collaborative engineering environment with multiple Energy Industry companies to refine the AOT™ Midstream commercial design to comply with the stringent standards and qualification processes as dictated by independent engineering audit groups and North American industry regulatory bodies.

AOT Commercial Supply Chain

Beginning in Q3 2010, the Company began the process of establishing its supply chain for fabrication of the commercial AOT devices in Casper, Wyoming. The supply chain consists of multiple component suppliers and manufacturing companies engaged under Independent Contractor Agreements according to their respective fields of expertise. The supply chain entities are chosen for their ability to work collaboratively with STWA and for their existing relationships with current and potential future customers of the AOT systems. The external components such as pressure vessels, inlet and outlet piping header systems, personnel and equipment shelters are manufactured under contract with Power Service Inc. with offices in Casper, Wyoming, Green River, Wyoming, Salt Lake City, Utah, Denver, Colorado, Billings, Montana, Dickinson, North Dakota and San Antonio, Texas. The AOT internal components such as gridpacks, electrical connections and other machined parts are manufactured by Industrial Screen and Maintenance, with offices in Casper, Wyoming, and Grand Junction, Colorado. All parts are manufactured in the United States of America, using only American raw materials for quality control and import/export compliance purposes and meet the certifications and specifications as dictated by our customers and their independent oversight and auditing authorities.

Other components such as power systems, electrical junction boxes, cabling, hardware, switches, circuit breakers, computer equipment, sensors, SCADA/PLC, software and other power and integration equipment are purchased as complete units from various suppliers with operations based throughout North America. All component vendors are also required to meet or exceed the same specifications as the AOT parts manufacturers to maintain compliance as dictated by our customers and their independent oversight and auditing authorities.

AOT Intellectual Property

Beginning in Q1 2012, the Company began its own independent audit process for the updating of its intellectual property portfolio. The goal was to streamline unnecessary legacy items left over from prior management, consolidate efforts to countries and regions of interest and retire items that were no longer valid or had been replaced with new intellectual property developments. The Company internally audited its intellectual property portfolio throughout 2012, and in Q1 2013 retained the law firm of Jones Walker LLP, with operations based in Houston, Texas and began consolidation and streamlining efforts to manage intellectual properties. The Company applied for one new patent in Q2 2013.

AOT Sales and Marketing

Beginning in Q2 2012, the Company began to engage the sales and marketing processes associated with gaining early adopters of the AOT technology to their assets in commercialized form. Since that time, the Company’s executive management team has been meeting with senior level decision-makers and executives within energy industry companies based in North America, South America, Europe, Africa, Austral-Asia, and Asia for evaluation and eventual deployment of AOT systems to Upstream and Midstream operations. To support these efforts, the Company developed an hydraulic analysis modeling tool to enable the Company to generate predictive analysis for the potential benefits as generated by the AOT systems. Multiple samples of petroleum feed-stock and products were sent to the Company’s technology development co-partner, Temple University for laboratory analysis and review. In addition to their technological benefits, laboratory testing and hydraulic predictive analyses combine to provide an effective sales tool demonstrating the value proposition of AOT systems and the cost benefits of leasing or purchasing AOT equipment.

Results of Operations

We did not generate any revenue for the six-month period ended June 30, 2013 and 2012.

Operating expenses were $2,754,750 for the six month period ended June 30, 2013, compared to $3,719,719 for the six month period ended June 30, 2012, a decrease of $964,969. This decrease is attributable to a decrease in non-cash expenses of $1,059,222 and offset by an increase in cash expenses of $94,253. Specifically, the decrease in non-cash expense is attributable to decreases in shares of common stock and warrants given to consultants and employees of $1,001,932, write-off of receivables of $47,000 and depreciation of $10,290. The increase in cash expense is attributable to decreases in consulting and professional fees of $109,588, offset by an increase in travel and related expenses of $85,379, office and other expenses of $19,161, and salaries and corporate expenses of $99,301.

Research and development expenses were $759,257 for the six-month period ended June 30, 2013, compared to $490,890 for the six-month period ended June 30, 2012, an increase of $268,367. This increase is attributable to a decrease in salaries and consultant fees charged to research and development $58,570, off-set by an increase in product testing, research and supplies of $326,937.

Other income and expense were $3,175,856 income for the six-month period ended June 30, 2012, compared to $2,657,339 expense for the six-month period ended June 30, 2012, an increase in Other income of $5,833,195. This increase is attributable to increases in gain on extinguishment of derivative liabilities of $3,356,176, a reduction in interest and financing expense of $2,814,030 and an increase in other miscellaneous income of $7,097, offset by a reduction in other income due to the change in fair value of derivative liabilities of $53,039 and a decrease in other income of $291,069 due to settlement of debt and accruals.

We had a net loss of $338,150, or $0.002 per share, for the six-month period ended June 30, 2013, compared to a net loss of $6,867,948, or $0.06 per share, for the six-month period ended June 30, 2012. We expect to incur net loss in the fiscal year ending December 31, 2013 primarily attributable to continued research and development, operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

We have incurred a deficit during the development stage of $82,720,004 primarily as a result of our losses from operations and the non-cash costs relating to the accounting of our convertible notes, derivative and warrant issuances.  These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to public reporting obligations and the costs to supporting all of these activities.  We expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. Our operations from inception, February 18, 1998 to June 30, 2013 have been funded through issuances of our common stock and convertible notes. As of June 30, 2013, we raised an aggregate of $38,599,982 of which $18,400,888 was from the sale of convertible notes and $20,199,094 was from the sale of stock and exercise of warrants and options.

On June 30, 2013, we had cash on hand in the amount of $4,505,736.  In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with license agreements; product development and commercialization of the AOT technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to one of our executive officers pursuant to an employment agreement, severance payments to a former officer and consulting fees, during 2013 and beyond. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

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

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Internal Controls Policy and Sarbanes-Oxley 302 matrix approved by the Board of Directors during the quarter ended March 31, 2013 have been implemented and are functioning as planned. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective as of June 30, 2013 and continue to be effective as of the date of this report.

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

Management’s Quarterly Report on Internal Control over Financial Reporting.

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

Our Chief Executive Officer, Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  were effective as of June 30, 2013.

Our quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting and management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only Management’s report in this annual report.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2012, which we filed with the SEC on March 22, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

During the six months ended June 30, 2013, we issued 19,907,140 shares of common stock upon exercise of warrants at $0.25 to $0.40 per share for aggregate net proceeds of $5,770,639.

During the six months ended June 30, 2013, we issued 30,000 shares of common stock upon exercise of options a $0.30 per share for aggregate net proceeds of $9,000.

During the six months ended June 30, 2013, we issued 50,000 shares of common stock for consulting services valued at $49,000 or $0.98 per share.

The proceeds received by the company in connection with the above issuances of shares were used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Increase in Outstanding Shares

During the period from July 1, 2013 through July 31, 2013, the Company issued 1,588,932 shares through grants of common stock to employees as compensation and through the execution of warrants. Employee stock grants totaled 179,000 shares at $1.09 per share at an aggregate cost of $195,110. Stock issued through warrant execution totaled 1,409,932 shares at $0.30 per share for aggregate proceeds to the Company of $42,380.

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

SAVE THE WORLD AIR, INC.

Date: August 8, 2013	By:	/s/ Gregg Bigger
Gregg Bigger
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

