Form 10-Q
period 2013-09-30
SAVE THE WORLD AIR INC
filed 2013-11-12
CIK 1103795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2013 was 168,001,847.

SAVE THE WORLD AIR, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30
	2013	December 31
	(Unaudited)	2012
ASSETS
Current assets:
Cash	$3,824,311	$1,601,791
Other current assets	58,081	40,132
Total current assets	3,882,392	1,641,923
Property and Equipment, net of accumulated depreciation of $71,777 and $249,040 at September 30, 2013 and December 31, 2012 respectively	44,272	55,674
Other assets	5,830	10,330
Total assets	$3,932,494	$1,707,927

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable-related parties	91,589	65,192
Accounts payable-license agreements	198,732	315,850
Accounts payable-other	188,619	411,346
Accrued expenses-related parties	299,305	468,086
Accrued expenses-other	9,292	21,657
Accrued professional fees	75,673	102,178
Fair value of derivative liabilities	–	3,221,138
Total current liabilities	863,210	4,605,447

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $.001 par value: 200,000,000 shares authorized 166,911,687 and 143,667,570 shares issued and outstanding at September 30, 2013 and December 31, 2012 respectively	166,912	143,668
Additional paid-in capital	87,930,711	79,340,666
Deficit accumulated during the development stage	(85,028,339)	(82,381,854)
Total stockholders’ equity (deficiency)	3,069,284	(2,897,520)
Total liabilities and stockholders’ equity (deficiency)	$3,932,494	$1,707,927

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Inception
					(February 18,
	Three months ended		Nine months ended		1998) to
	September 30		September 30		September 30
	2013	2012	2013	2012	2013
Net sales	$–	$–	$–	$–	$69,000
Cost of goods sold	–	–	–	–	24,120
Gross profit	–	–	–	–	44,880
Operating expenses	1,750,776	2,357,153	4,505,526	6,076,872	55,575,831
Research and development expenses	563,559	249,311	1,322,816	740,201	9,992,497
Non-cash patent settlement costs	–	–	–	–	1,610,066
Loss before other income (expense)	(2,314,335)	(2,606,464)	(5,828,342)	(6,817,073)	(67,133,514)
Other income (expense)
Other income (loss)	–	4,593	(23,895)	20,568	192,800
Interest income	–	–	–	–	16,342
Interest and financing expense	–	(774,233)	(260)	(3,588,522)	(20,304,609)
Change in fair value of derivative liabilities	–	(2,688,512)	(220,614)	(2,856,087)	(2,115,507)
Gain on extinguishment of derivative liabilities	–	1,377,911	3,441,752	1,463,487	5,886,847
Costs of private placement	–	–	–	–	(1,640,715)
Costs to induce conversion of notes	–	–	–	–	(469,043)
Gain on disposition of equipment	6,000	–	52,968	–	38,542
Settlement of debt due Morale/Matthews	–	–	–	–	(927,903)
Settlement of litigation and debt	–	16,001	(67,294)	239,775	1,437,503
Net loss before provision for income taxes	(2,308,335)	(4,670,704)	(2,645,685)	(11,537,852)	(85,019,257)
Provision for income taxes	–	–	800	800	9,082

Net loss	$(2,308,335)	$(4,670,704)	$(2,646,485)	$(11,538,652)	$(85,028,339)
Net loss per common share, basic and diluted	$(0.01)	$(0.04)	$(0.02)	$(0.09)
Weighted average common shares outstanding, basic and diluted	165,168,368	129,389,182	158,515,065	124,978,300

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

NINE MONTHS ENDED SEPTEMBER 30, 2013

					Deficit
					Accumulated	Total
		Common		Additional	During the	Stockholders’
	Price Per	Stock		Paid-in	Development	Equity
	Share	Shares	Amount	Capital	Stage	(Deficiency)
Balance, December 31, 2012		143,667,570	$143,668	$79,340,666	$(82,381,854)	$(2,897,520)

Common stock issued upon exercise of warrants and options, net	$0.25-$0.98	22,868,662	22,869	6,579,231	–	6,602,100
Common stock issued to consultants for services	$0.98	50,000	50	48,950	–	49,000
Common stock issued to employees and directors for compensation	$1.09-$1.71	325,455	325	369,788		370,113
Fair value of options and warrants issued as compensation		–	–	1,360,635	–	1,360,635
Fair value of warrants issued to settle payables		–	–	129,622	–	129,622
Fair value of options and warrants issued to consultants		–	–	101,819	–	101,819
Net loss		–	–	–	(2,646,485)	(2,646,485)
Balance, September 30, 2013, unaudited		166,911,687	$166,912	$87,930,711	$(85,028,339)	$3,069,284

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended		Inception (February 18, 1998) to
	September 30		September 30
	2013	2012	2013
Cash flows from operating activities
Net loss	$(2,646,485)	$(11,538,652)	$(85,028,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	–	–	505,000
Settlement of litigation and debt	67,294	(239,775)	(1,510,735)
Settlement of debt due Morale/Matthews	–	–	927,903
Stock based compensation expense	1,360,635	1,660,828	9,607,178
Issuance of common stock for services	419,113	1,228,250	9,682,151
Issuance of warrants and options for legal settlement	–	–	36,457
Issuance of warrants for financing fees	–	–	153,501
Issuance of warrants and options for consulting fees	101,819	756,486	1,281,454
Increase in convertible notes related to default	–	–	299,274
Interest on related party loans	–	–	22,305
Patent acquisition cost	–	–	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	–	3,587,802	19,754,169
Fair value of common stock and warrants issued to induce conversion of notes	–	–	469,043
Costs of private placement convertible notes	–	–	1,640,715
Loss on Change in fair value of derivative liability	220,614	2,856,087	2,115,507
Gain on extinguishment of derivative liability	(3,441,752)	(1,463,487)	(5,886,847)
Amortization of deferred compensation	–	–	3,060,744
Gain on disposition of assets	(52,968)	–	(38,542)
Depreciation and amortization	11,943	27,879	542,919
Bad debt	–	–	1,300
Changes in operating assets and liabilities:
Accounts receivable	–	–	(1,380)
Prepaid expenses and other	14,551	52,344	(25,500)
Other assets	4,500	–	(5,830)
Accounts payable and accrued expenses	(150,269)	(200,853)	4,684,785
Accounts payable – license agreements	(117,118)	28,350	(452,405)
Accounts payable and accrued expenses – related parties	(142,384)	(65,539)	(515,102)
Net cash used in operating activities	(4,350,507)	(3,310,280)	(37,070,209)
Cash flows from investing activities
Purchase of equipment	(7,574)	(15,067)	(622,578)
Proceeds from sale of equipment	27,501	–	44,979
Net cash used in investing activities	19,927	(15,067)	(577,599)
Cash flows from financing activities			–
Net proceeds under equity line of credit	–	–	1,262,386
(Decrease) increase in payables to related parties and stockholder	–	–	536,979
Advances from founding executive officer	–	–	517,208
Net proceeds from issuance of convertible notes and warrants	–	1,831,440	18,400,888
Repayment of convertible notes	–	–	(296,397)
Net proceeds from sale of stock and exercise of warrants and options	6,553,100	1,778,443	21,051,055
Net cash provided by financing activities	6,553,100	3,609,883	41,472,119
Net increase in cash	2,222,520	284,536	3,824,311
Cash, beginning of period	1,601,791	617,797	–
Cash, end of period	3,824,311	902,333	3,824,311

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Nine months ended		Inception (February 18, 1998) to
	September 30		September 30
	2013	2012	2013
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$260	$–	$179,280
Income Taxes	$–	$–	$8,282
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$–	$–	$505,000
Deferred compensation for stock options issued for services	–	–	3,202,931
Purchase of property and equipment financed by advance from related party	–	–	3,550
Conversion of related party debt to equity	–	–	515,000
Conversion of accounts payable and accrued expenses to common stock	–	–	860,105
Cancellation of stock	–	–	8,047
Conversion of accounts payable and accrued expenses to convertible debentures	–	–	689,846
Conversion of related party debt to convertible debentures	–	–	72,500
Conversion of convertible debentures to common stock	–	–	19,540,985
Issuance of shares for settlement of loans and other payable to Morale/Matthews	–	–	2,783,711
Write off of deferred compensation	–	–	142,187
Fair value of derivative liability recorded as note discount	–	–	2,130,625
Proceeds of exercise of options applied to accounts payable	–	–	67,500
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	–	–	15,800,944
Fair value of warrants issued to settle payables	129,622	–	129,622
Receivable from sale of equipment	32,500	–	32,500

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage and has not generated any significant revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its convertible notes and equity securities. As reflected in the accompanying condensed consolidated financial statements, the Company had a negative cash flow from operations of $4,350,507 for the nine month period ended September 30, 2013 and accumulated deficit of $85,028,339 at September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2012 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2013, the Company had cash on hand in the amount of $3,824,311. Management expects that the current funds on hand will be sufficient to continue operations through June 2014. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2013 and beyond.

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

The Company’s focus is on product development and marketing of proprietary devices that are designed to improve the operational parameters of petrochemical pipeline transport systems and has not yet generated any revenues.  The Company is currently transitioning from the product development cycle to the commercial manufacturing and sales cycle.  Expenses have been funded through the sale of shares of common stock for cash, issuance of convertible notes for cash and the proceeds from exercise of options and warrants.  The Company has taken actions to secure the intellectual property rights to the proprietary technologies and is the worldwide exclusive licensee for the intellectual property the Company co-developed with its intellectual property partner, Temple University of Philadelphia, PA.

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

Accounting for Derivatives

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

The Company is required to use observable market data if such data is available without undue cost and effort

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2013 and December 31, 2012.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability-September 30, 2013	$-0-	$-0-	$-0-	$-0-
Fair value of Derivative Liability-December 31, 2012	$-0-	$-0-	$3,221,138	$3,221,138

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

On March 4, 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Reclassification

In presenting the Company’s statement of operations for the three and nine month periods ended September 30, 2012, the Company reclassified certain salary and consulting expenses in the aggregate of $72,000 and $212,000 respectively that were previously reflected as operating expenses to research and development expenses.

In presenting the Company’s statement of operations from inception to September 30, 2013, the Company reclassified certain salary and consulting expenses in the aggregate $531,500 previously reflected as operating expenses to research and development expenses.

3.	Certain relationships and related transactions

Accounts Payable to related parties

As of September 30, 2013 and December 31, 2012, the Company had accounts payable to related parties in the amount of $91,589 and $65,192, respectively. These amounts are unpaid Directors Fees and expenses incurred by officers and directors.

Accrued expense due to related parties

As of September 30, 2013 and December 31, 2012, the Company accrued unpaid salaries, unused vacation and the corresponding payroll taxes of its employees in the aggregate of $299,305 and $468,086, respectively. Included in these accruals are accrued vacation and payroll taxes in the aggregate of $73,876 and $57,657, respectively, and the unpaid salaries of the former President of the Company of $210,429 and $255,429, respectively, and the former Chief Financial Officer of the Company of $15,000 and $155,000, respectively. The Company agreed to a monthly payment of $5,000 up to $15,000 to these former officers of the Company until their unpaid salaries are fully settled.

Consulting fees paid to related parties

Ryan Zinke, a director of the Company, is the Chief Executive Officer of consulting firm, Continental Divide LLC. During the nine months ended September 30, 2013 and 2012, the Company incurred fees for consulting services of $45,000 and $0, respectively.

4.	Capital stock

During the nine months ended September 30, 2013, the Company issued 22,868,662 shares of common stock upon exercise of 22,753,662 warrants and 115,000 options at $0.25 up to $0.98 per share for gross proceeds of $6,602,100, net of direct costs incurred in the amount of $78,521 in commissions and foreign exchange fees paid on warrants exercised by foreign (non-U.S.) investors. Included in the exercise was issuance of 50,000 shares of common stock valued at $49,000 pursuant to an exercise of options and accounted for as partial settlement of unpaid fees recorded in prior years. As a result, the for aggregate net proceeds received amounted to of $6,553,100.

During the nine months ended September 30, 2013, the Company issued 50,000 shares of common stock for consulting services provided valued at $49,000, or $0.98 per share. The shares issued were valued at the trading price at the date of the agreement.

During the nine months ended September 30, 2013, the Company issued 325,455 shares of common stock for employees’ and directors’ compensation valued on the date of the Company’s grant of stock at $1.09 up to $1.71 per share for an aggregate fair value of $370,113. The shares issued were valued at the trading price at the date of the grant.

5.	Stock options and warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options vest and expire according to terms established at the grant date.

Options

The Company from time to time sometimes issues stock options to employees, directors and consultants under the 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 5,000,000 shares of common stock. In February 2006, the board approved an amendment to the Plan (approved by the Shareholders in May 2006), increasing the authorized shares by 2,000,000 shares to 7,000,000 shares. At September 30, 2013, 2,750,442 were available to be granted under the Plan. Prior to 2004, the Company granted 3,250,000 options outside the Plan to officers of the Company.

The following table summarizes certain information about the Company’s stock purchase options from January 1, 2013 to September 30, 2013:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	27,278,098	$0.27
Granted	207,819	$1.17
Exercised	(115,000)	$0.60
Forfeited or expired	–	–
Outstanding at September 30, 2013	27,370,917	$0.27	7.3	$27,285,752
Vested and exercisable at September 30, 2013	5,606,280	$0.34	6.6	$5,233,233

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under previously granted options as of September 30, 2013 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	27,081,679	7.3	$0.26	5,481,679	$0.32
$ 1.00 - $ 1.99	289,238	6.6	1.22	124,601	1.27
	27,370,917	7.3	$0.27	5,606,280	$0.34

The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), holders of options to purchase shares of common stock in the aggregate of 22,742,018 shares, each signed a declaration providing additional restriction on conditions under which they could exercise vested options to purchase stock. Specifically, the CEO and CFO are restricted from exercising options (“Restricted Options”) until the Company has authorized additional shares in its articles of incorporation such that the execution of the Restricted Options could not cause outstanding shares to exceed the current authorized shares on a fully diluted basis. In the absence of this restriction, the total exercisable shares as of September 30, 2013 would be 13,646,280. The Board of Directors has approved a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 200 million to 300 million. The Company’s shareholders are scheduled to vote on this proposal in December 2013.

From April up to September 2013, options to acquire 115,000 shares of common stock were exercised resulting in net proceeds of $19,500. Included in the exercise was issuance of 50,000 shares of common stock valued at $49,000 pursuant to an exercise of options and accounted for as partial settlement of unpaid fees recorded in prior years.

In July 2013, the Company issued options to purchase 36,364 shares of common stock to consultants with an estimated fair value of approximately $25,000 using the Black-Scholes-Merton calculation. The options are exercisable at $1.10/share, vest over a period of one year and expire in two years from the date of grant. During the period ended September 30, 2013, the Company recognized compensation costs of $16,592 based on the fair value of options that vested.

From July up to September 2013, the Company issued options to purchase 171,455 shares of common stock to employees, officers and members of the Board of Directors with an estimated fair value of approximately $176,000 using the Black-Scholes-Merton calculation. The options are exercisable at $1.09/share up to $1.71/share, vest over a period of one year and expire in ten years from the date of grant. During the period ended September 30, 2013, the Company recognized compensation costs of $48,796 based on the fair value of options that vested.

During the nine months ended September 30, 2013, the Company amortized $1,238,909 of compensation cost based on the vesting of the options granted to employees, directors and consultants in current and prior periods. Future unamortized compensation expense on the unvested outstanding options at September 30, 2013 is approximately $4,021,000.

To compute compensation expense, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes-Merton option pricing model for employees, and calculated the fair value of each option award at the end of the period for non-employees. Volatility rate was determined using the Company’s historical stock price based on the expected term of the option. The expected term of options granted represents the period of time that options are expected to be outstanding. The Company estimated the expected term of stock options by using the simplified method. The expected forfeiture rates are based on the historical forfeiture experiences. To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards. The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

Warrants

In March 2013, pursuant to a settlement of debt agreement, the Company granted a consultant a warrant to purchase 150,000 shares of its common stock with an exercise price of $0.30 per share, vesting immediately and expiring in two years from grant date (see Note 8 below). The fair value of the warrant amounted to $129,622 using the Black-Scholes Merton valuation model with the following average assumptions: risk-free interest rate of 0.26%; dividend yield of 0%; volatility of 132%; and an expected life of two years.

During the nine months ended September 30, 2013, warrants to acquire 22,753,662 shares of common stock were exercised resulting in net proceeds of $6,533,600. During the nine months ended September 30, 2013, the Company amortized $72,930 and $85,227 of compensation cost based on the vesting of the warrants granted to an employee and a consultant in prior years respectively. Future unamortized compensation expense on the outstanding unvested warrants at September 30, 2013 is approximately $199,000.

The following table summarizes certain information about the Company’s stock purchase warrants from January 1, 2013 to September 30, 2013:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	42,205,507	$0.31
Granted	150,000	0.30
Exercised	(22,753,662)	0.30
Forfeited or expired	(1,407,523)	0.34
Outstanding at September 30, 2013	18,194,322	$0.33	2.0	$17,185,387
Vested and exercisable at September 30, 2013	17,310,988	$0.33	1.7	$16,328,553

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.25 - $ 0.99	17,694,322	2.0	$0.31	16,810,988	$0.31
$ 1.00 - $ 1.99	500,000	1.0	1.00	500,000	1.00
	18,194,322	2.0	$0.33	17,310,988	$0.33

6.	Research and development

AOT Testing & Prototype

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

The Company incurred costs of $1,095,959 and $456,372 for the nine month period ended September 30, 2013 and 2012, respectively, and has been reflected in Research and Development expenses on the accompanying condensed consolidated statement of operations. As of September 30, 2013, pursuant to existing contractual obligations, the Company is committed to expense approximately $314,000 in future periods for the construction of the AOT prototype.

Temple University License Agreements

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

Pursuant to the License Agreements, the Company agreed to pay Temple the following: (i) non-refundable license maintenance fee of $300,000; (ii) annual maintenance fees of $187,500 of which $37,500 can be deferred until the Company generates significant revenues from these licenses; (iii) royalty fee ranging from 4% up to 7% from revenues generated from the License Agreements; and (iv) 25% of all revenues generated from sub-licensees to secure or maintain the sub-license or option thereon. The term of the licenses commenced in August 2011 and will expire upon the expiration of the patents. The agreement can also be terminated by either party upon notification under terms of the License Agreements or if the Company ceases the development of the patent or failure to commercialize the patent rights. At December 31, 2012, total amount due pursuant to these agreements amounted to $115,625.

Total expenses recognized during the nine month period ended September 30, 2013 and 2012 pursuant to these License Agreements amounted to $140,625 in both periods has been reflected in Research and Development expenses on the accompanying condensed consolidated statement of operations.

As of September 30, 2013, the Company accrued a total of $106,250 pursuant to these License Agreements which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets, of which $25,000 will be payable on July 31, 2014 and $81,250 has been deferred under terms of the license agreements.

Temple University Sponsored Research Agreement

On March 19, 2012, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with Temple University (“Temple”), whereby Temple, under the direction of Dr. Rongjia Tao, will perform ongoing research related to the Company’s AOT device (the “Project”), for the period April 1, 2012, through April 1, 2014.  All rights and title to intellectual property resulting from Temple’s work related to the Project shall be subject to the Exclusive License Agreements between Temple and the Company, dated August 1, 2011.  In exchange for Temple’s research efforts on the Project, the Company agreed to pay Temple $500,000, payable in eight quarterly installments of $62,500. At December 31, 2012, total amount due pursuant to this agreement amounted to $187,500.

In August 2013, the Company and Temple amended the Research Agreement. Under the amended agreement, parties agreed that total cost for Phase 1 of the agreement expenses incurred in prior periods was $241,408, of which, $187,500 was already recognized in prior year and total cost for Phase 2 of the agreement was $258,592 payable beginning September 1, 2013 in eight quarterly installments of $32,324.

During the nine months ended September 30, 2013 and 2012, the Company recognized a total of $86,232 and $125,000 respectively pursuant to this agreement and has been reflected in Research and Development expenses on the accompanying condensed consolidated statement of operations. Furthermore, the Company also paid Temple a total of $181,250 pursuant to the amended agreement.

As of September 30, 2013, the Company accrued a total of $92,482 pursuant to this agreement which is included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets, the balance of which was paid in full subsequently in October 2013.

7.	Derivative liability

In June 2010, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2010, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The strike price of the warrants issued by the Company, in connection with certain convertible note offerings made during 2009 and 2010, in the aggregate of 8,522,500 warrants, exercisable at $0.30 per share, contains exercise prices that may fluctuate based on the occurrence of future offerings or events. As a result, these warrants were not considered indexed to the Company’s own stock. The Company characterized the fair value of these warrants as derivative liabilities upon issuance. The FASB’s guidance requires the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the accompanying statement of operations. At December 31, 2012, a total of 4,412,500 warrants remained outstanding with a fair value of $3,221,138.

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

In March 2013, the Company settled a debt incurred in prior year amounting to $147,328 for $85,000 plus a warrant to purchase 150,000 shares of common stock with a fair value of $129,622 (see Note 5 above). As a result, the Company also recognized a loss of $67,294 on the settlement.

9.	Commitments and contingencies

On August 1, 2013, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Agreement” or “Lease”) with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. (“TransCanada”), dated effective as of July 17, 2013. In accordance with the terms and conditions of the Agreement, TransCanada has agreed to lease, install, maintain, operate and test the effectiveness of the Company’s AOT technology and equipment on one of TransCanada’s operating pipelines. Under terms of the Agreement the Company will deliver the equipment to TransCanada to be installed and placed in operation by TransCanada, at TransCanada’s expense, on a date estimated to be no later than March 1, 2014. The initial term of the lease is six (6) months at a rate of $60,000/month, with an option to extend the lease for an additional eighty-four (84) months. TransCanada has an option to purchase equipment during the term of the lease for approximately $4.3 million.

Legal matters

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

10.	Subsequent events

Increase in Outstanding Shares

During the period from October 1, 2013 through October 31, 2013, the Company issued 1,090,160 shares through execution of warrants at $0.30 per share for aggregate proceeds to the Company of $327,048.

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

Overview

We are a development stage Company that has not yet generated any significant revenues since our inception in February 1998. We have devoted the bulk of our efforts to the completion of the design, and the commercial manufacturing of our production models, and testing of devices and the promotion of our commercialized crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue through 2013 and beyond.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2012 and will need to raise substantial additional capital in 2014, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

The Company develops and intends to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. Market conditions within the oil and gas industry are favorable. As reported in the Short-Term Energy Outlook report issued by the U.S. Energy Information Administration, U.S. crude oil production in August 2013 hit its highest monthly level in 24 years, creating significant pipeline capacity and related logistical bottlenecks for both the upstream and midstream operator and supplier markets.

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

AOT™ Commercialization

AOT Commercial Products

Beginning in the second quarter of 2012, the Company began the design and engineering efforts required to transition from prototype testing to full-scale commercial unit production. The Company established its supply chain, designs, drawings, engineering, certifications and specifications to comply with the engineering audit processes as dictated by the Energy Industry regulation processes. The Company’s first commercial prototype unit known as AOT™ Midstream serial number 000001, was completed in May 2013 to support the Company’s Pilot Program installation efforts after successfully passing hydrostatic pressure testing as a fully assembled device, and passing inspection for various industry and regulatory certifications and inspections. The Company has been working in a collaborative engineering environment with multiple Energy Industry companies to refine the AOT™ Midstream commercial design to comply with the stringent standards and qualification processes as dictated by independent engineering audit groups and North American industry regulatory bodies.

In July, 2013, the Company began to design, engineer, and manufacture a commercial installation of the AOT™ Midstream system to be installed to a major pipeline in the first quarter 2014. Manufacturing began upon execution of the material agreement, and continues into the first quarter 2014.

In August, 2013, the Company began to design, engineer, and analyze additional commercial installation versions of the AOT™ technology suite to identify, evaluate and address additional targets of opportunity within the energy production space. These efforts are intended to yield a different embodiment of the device(s) for use in the production-side upstream market vertical, designed to increase the efficiency and volume of the massive network of oil pipeline connecting production fields to midstream transport hubs. The development processes continue at time of this document.

AOT Commercial Supply Chain

Beginning in Q3 2010, the Company began the process of establishing its supply chain for fabrication of the commercial AOT devices in Casper, Wyoming. The supply chain consists of multiple component suppliers and manufacturing companies engaged under Independent Contractor Agreements according to their respective fields of expertise. The supply chain entities are chosen for their ability to work collaboratively with STWA and for their existing relationships with current and potential future customers of the AOT systems. The external components such as pressure vessels, inlet and outlet piping header systems, personnel and equipment shelters are manufactured under contract with Power Service Inc. with offices in Casper, Wyoming, Green River, Wyoming, Salt Lake City, Utah, Denver, Colorado, Billings, Montana, Dickinson, North Dakota and San Antonio, Texas. The AOT internal components such as gridpacks, electrical connections and other machined parts are manufactured by Industrial Screen and Maintenance, with offices in Casper, Wyoming, and Grand Junction, Colorado. All equipment is manufactured in the United States of America, using only American raw materials for quality control and import/export compliance purposes and meet the certifications and specifications as dictated by our customers and their independent oversight and auditing authorities.

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

AOT Sales and Marketing

Beginning in Q2 2012, the Company began to engage the sales and marketing processes associated with gaining early adopters of the AOT technology to their assets in commercialized form. Since that time, the Company’s executive management team has been meeting with senior level decision-makers and executives within energy industry companies based in North America, South America, Europe, Africa, Austral-Asia, and Asia for evaluation and eventual deployment of AOT systems to Upstream and Midstream operations. During the nine-month period ending September 30, 2013, the Company entered into new non-disclosure agreements, increasing the number of multi-national companies with which the Company is jointly evaluating the deployment of AOT™ technologies from five to seven. In addition, the Company has entered into a regional relationship with newly formed North African energy equipment distributor Energy Tech Africa (ETA) to AOT™ technology available to oil producers in Africa and the Middle East and provide oil samples from a number locations to test the efficacy of AOT™ technology in South Sudan, Egypt and Qatar.

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

Results of Operations

We did not generate any revenue for the nine month period ended September 30, 2013 and 2012.

Operating expenses were $4,505,526 for the nine month period ended September 30, 2013, compared to $6,076,782 for the nine month period ended September 30, 2012, a decrease of $1,571,256. This decrease is attributable to a decrease in non-cash expenses of $1,826,933 and offset by an increase in cash expenses of $255,677. Specifically, the decrease in non-cash expense is attributable to decreases in shares of common stock and warrants given to employees, directors and consultants of $1,763,997, write-off of receivables of $47,000 and depreciation of $15,936. The increase in cash expense is attributable to decreases in consulting and professional fees of $69,818, offset by an increase in travel and related expenses of $118,699, office and other expenses of $51,462, and salaries and corporate expenses of $155,334.

Research and development expenses were $1,322,816 for the nine month period ended September 30, 2013, compared to $740,201 for the nine month period ended September 30, 2012, an increase of $582,615. This increase is attributable to a decrease in expenses incurred under the Temple Research Agreement and related activities of $51,493 and a decrease in salaries and consultant fees charged to research and development of $92,541, off-set by an increase in product testing, research and supplies of $268,274 and an increase in prototype equipment development costs of $458,375. As of September 30, 2013, the Company had open purchase orders in the amount of approximately $314,000. These open purchase orders will be expensed upon payment or receipt of goods and are not reflected as an expense or liability in the accompanying condensed consolidated financial statements.

Other income and expense were $3,182,657 income for the nine month period ended September 30, 2013, compared to $4,720,779 expense for the nine month period ended September 30, 2012, an increase in Other income of $7,903,436. This increase is attributable to an increase in gain on extinguishment of derivative liabilities of $1,1978,265, a reduction in interest and financing expense of $3,588,262, a reduction in other income due to the change in fair value of derivative liabilities of $1,978,265, a decrease in other income of $307,069 due to settlement of debt and accruals and an increase in other miscellaneous income of $8,505.

We had a net loss of $2,646,485, or $0.02 per share, for the nine month period ended September 30, 2013, compared to a net loss of $ $11,538,652, or $0.09 per share, for the nine month period ended September 30, 2012. We expect to incur net loss in the fiscal year ending December 31, 2013 primarily attributable to continued research and development, operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

We have incurred a deficit during the development stage of $85,028,339 primarily as a result of our losses from operations and the non-cash costs relating to the accounting of our convertible notes, derivative and warrant issuances.  These losses have been incurred through a combination of research and development activities as well as patent work related to our technology, expenses related to public reporting obligations and the costs to supporting all of these activities.  We expect to continue to incur additional losses for at least the next twelve months and for the foreseeable future.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. Our operations from inception, February 18, 1998 to September 30, 2013 have been funded through issuances of our common stock and convertible notes. As of September 30, 2013, we raised an aggregate of $39,451,943 of which $18,400,888 was from the sale of convertible notes and $21,051,055 was from the sale of shares of common stock and proceeds from exercise of warrants and options.

On September 30, 2013, we had cash on hand in the amount of $3,824,311.  In addition to the funds on hand, we will require additional funds to continue to operate our business. This includes expenses we will incur in connection with license agreements; product development and commercialization of the AOT technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, we have contractual commitments for salaries to one of our executive officers pursuant to an employment agreement, severance payments to a former officer and consulting fees, during 2013 and beyond. In light of our financial commitments over the next several months and its liquidity constraints, we have implemented cost reduction measures in all areas of operations. We intend to review these measures on an ongoing basis and make additional decisions as may be required.

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

On March 4, 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Internal Controls Policy and Sarbanes-Oxley 302 matrix approved by the Board of Directors during the quarter ended March 31, 2013 have been implemented and are functioning as planned. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective as of September 30, 2013 and continue to be effective as of the date of this report.

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

Our Chief Executive Officer, Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  were effective as of September 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

During the nine months ended September 30, 2013, we issued 22,753,662 shares of common stock upon exercise of warrants at $0.25 to $0.40 per share for aggregate net proceeds of $6,612,099.

During the nine months ended September 30, 2013, we issued 115,000 shares of common stock upon exercise of options a $0.30 to $0.98 per share for aggregate net proceeds of $68,500.

During the nine months ended September 30, 2013, we issued 375,455 shares of common stock for employee compensation, director compensation and consulting services at $0.98 to $1.71 per share for aggregate value of $419,113.

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

SAVE THE WORLD AIR, INC.

Date: November 12, 2013	By:	/s/ Gregg Bigger
Gregg Bigger
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

