Form 10-K
period 2013-12-31
SAVE THE WORLD AIR INC
filed 2014-03-17
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2013, was $163,764,597.

The number of shares of the Registrant’s Common Stock outstanding as of February 28, 2014, was 180,603,764

DOCUMENTS INCORPORATED BY REFERENCE - None

Transitional Small Business Disclosure Format (Check one)	Yes ☐ No ☒

SAVE THE WORLD AIR, INC.

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements include predictions and statements regarding our future:

•	revenues and profits;

•	customers;

•	research and development expenses and efforts;

•	scientific and other third-party test results;

•	sales and marketing expenses and efforts;

•	liquidity and sufficiency of existing cash;

•	technology and products; and

•	the effect of recent accounting pronouncements on our financial condition and results of operations.

You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “expects,” “anticipates,” “believes,” “estimates,” “intends,” “project,” “potential,” “forecast” “continues,” or the negative of such terms, or other comparable terminology, and also include statements concerning plans, objectives, goals, strategies and future events or performance.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the heading “Risk Factors.” We cannot assure you that we will achieve or accomplish our expectations, beliefs or projections. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

Item 1.    Business

The discussion of our business is as of the date of filing this report, unless otherwise indicated.

Overview

Save the World Air, Inc. (“STWA” or “Company” or “we” or “us” or “our”) is a development stage Company that has not yet generated any significant revenues since our inception in February 1998. We have devoted the bulk of our efforts to the completion of the design, and the commercial manufacturing of our production models, and testing of devices and the promotion of our commercialized crude oil pipeline technology, services and products in the upstream and midstream energy sector. We anticipate that these efforts will continue through 2014 and beyond.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2013 and will need to raise substantial additional capital in 2014, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

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

The Company's intellectual property portfolio includes 47 domestic and international patents and patents pending, which have been developed in conjunction with and exclusively licensed from Temple University. STWA's primary technology is called Applied Oil Technology™ (AOT™), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT™ has been evaluated by Dr. Rongjia Tao, Ph.D, inventor of the underlying licensed technology in conjunction with the U.S. Department of Energy to test potential benefits to oil pipeline networks. The AOT product has transitioned from the research and development stage to initial commercial production for the midstream pipeline marketplace. The Company is actively engaged in research and development related to the optimization and value engineering of our commercial midstream pipeline AOT product and the development of complementary AOT product lines. Below is the current status of the AOT development:

We operate in a highly competitive industry.  Many of our activities are subject to governmental regulation. We have taken aggressive steps to comply with all governmental regulation(s) pertaining to our product(s), and have taken similar measures to protect our intellectual property. See “Competition”, “Government Regulation and Environmental Matters” and “Intellectual Property”, below.

There are significant risks associated with our business, our Company and our stock. See “Risk Factors,” below.

We are a development stage Company that generated minimal revenues in 2006 and 2007. We did not generate any sales or revenues in 2008 up to 2013. Our expenses to date have been funded primarily through the sale of common stock and issuance of convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2013 and will need to raise substantial additional capital in 2014, and beyond, to fund our sales and marketing efforts, manufacturing efforts, continuing research and development, and certain other expenses, until we generate revenue and such revenue grows sufficiently to cover such expenditures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

Our Company was incorporated on February 18, 1998, as a Nevada corporation, under the name Mandalay Capital Corporation. We changed our name to Save the World Air, Inc. on February 11, 1999, following the acquisition of marketing and manufacturing rights of the ZEFS (legacy) technologies. We have no plans to continue developing, testing or marketing our ZEFS technology. Our mailing address is 735 State Street, Suite 500, Santa Barbara, California 93101. Our telephone number is (805) 845-3581. Our corporate website is www.stwa.com.  Our common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board.

Recent Developments

On August 1, 2013, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Agreement” or “Lease”) with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. (“TransCanada”), dated effective as of July 17, 2013. In accordance with the terms and conditions of the Agreement, TransCanada has agreed to lease, install, maintain, operate and test the effectiveness of the Company’s AOT technology and equipment on one of TransCanada’s operating pipelines. Under terms of the Agreement the Company will deliver the Equipment to TransCanada to be installed and placed in operation by TransCanada, at TransCanada’s expense, on a date estimated to be no later than March 1, 2014, as amended. The initial term of the lease is six (6) months, with an option to extend the lease for an additional eighty-four (84) months. TransCanada has an option to purchase equipment during the term of the lease. A copy of the Agreement was included as Exhibit 10.1 with the Company’s Form 8-K filing with the SEC on August 2, 2013.

In July 2013, Mark Stubbs was appointed as an independent member of the Board of Directors.

In July 2013, Greggory Bigger was appointed President of the Company.

In August 2013, Don Dickson was appointed as an independent member of the Board of Directors.

In October 2013, Greggory Bigger was appointed as a non-independent member of the Board of Directors.

In November 2013, Greggory Bigger was named Chief Executive Officer and Chairman of the Board (interim).

In November 2013, Cecil Kyte voluntarily resigned as a Director, Chairman of the Board, a member of the Nominating and Corporate Governance Committee, and Chief Executive Officer of the Company.

In December 2013, Company stockholders approved an amendment to our articles of incorporation, increasing the number of our authorized shares of common stock from 200 million to 300 million.

In December 2013, the Company’s Board unanimously approved the reinstatement of 3,047,403 shares of common stock of the Company. The circumstances related to such reinstatement are as follows: 3,047,403 shares of common stock of the Company were held in street (nominee) name by Cede & Co. of the Depository Trust Co. (the “Cede Shares”). The Cede Shares were ordered cancelled by a federal district court relating to litigation initiated by the Securities and Exchange Commission against the Company and its former CEO, Jeffrey Mueller in 2001. Either before or after the court’s order (the timing of which is unknown to the Company), the Cede Shares, at that time held directly or indirectly by Mueller, were placed with Cede & Co. in nominee name. In furtherance of the court’s order, the physical certificates relating to the Cede Shares should have been returned to the Company’s transfer agent (NATCO) for cancellation. This did not occur. Rather, Cede & Co. retained the stock certificates representing the Cede Shares and continued to treat the Cede Shares as outstanding and free trading shares of the Company.

Notwithstanding the foregoing, NATCO, in furtherance of then Company counsel’s instructions, cancelled the Cede Shares on the Company’s books and records in 2005, and, in furtherance thereof, reduced the Company’s outstanding shares of common stock by 3,047,403. Cede & Co. has requested, in effect, that, inasmuch as the Cede Shares continue to be within its system, the Cede Shares be reinstated on the Company’s books and records and that the outstanding shares of the Company be increased by 3,047,403. Although the Company believes Cede & Co.’s request is misplaced, particularly since it appears that Cede & Co. had prior notice of the court’s order cancelling the Cede Shares, the Company has elected to avoid litigation with Cede & Co. and instead has elected to reinstate the Cede Shares. Accordingly, 3,047,403 shares of the Company’s common stock has been added back to the Company’s outstanding share count.

Our Business Strategy

STWA intends to acquire, license, and develop new, novel technology from academia, and to develop the technology into commercially viable products for select niche industries. Our current and primary product portfolio is dedicated to the crude oil production and transportation marketplace, with a specifically-targeted product offering for enhancing the flow-assurance parameters of new and existing pipeline gathering and transmission systems.

Our primary goal is to provide the oil industry with a cost-effective method by which to increase the number of barrels of oil able to be transported per day through the industry’s existing and newly built pipelines. We also seek to provide the oil industry with a way to reduce emissions from operating equipment. We believe our goals are realizable via viscosity reduction using our AOT product.

There is currently rapid growth within the petroleum industry and regulatory growth within governmental bodies worldwide. We believe, STWA’s AOT system allows the petroleum industry to gain key value advantages boosting profit, while satisfying the needs of regulatory bodies at the same time. We believe we can successfully provide valuable, simply installed, low maintenance, turn-key systems that would provide benefits to the petroleum production, transportation and refinement industries.

Our business model is to acquire and license intellectual properties which the Company believes hold potential for development to commercial application. From there, the idea is developed into a test prototype series for validation that the idea is scalable to full-size from the laboratory, and then developed further to a commercial-grade series of niche products for the intended market. The manufacturing of the commercial-grade products is then conducted by third-party vendors and suppliers under contract(s) with the Company. These vendors are broken up by product component subcategory, enabling multiple manufacturing capacity redundancies and safeguards to be utilized. In addition, the strategy allows the Company to eliminate the prohibitively high capital expenditures such as costs of building, operating and maintaining its own manufacturing facilities, ratings, personnel and licenses, thereby eliminating unnecessary capital intensity and risk.

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
5

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

Market Analysis Overview

The United States energy sector is in a period of change and growth due to the invention and adoption of new oilfield drilling and completion techniques. These new technological achievements, known as EOR Enhanced Oil Recovery Techniques (EOR), have reversed the domestic United States' oilfield depletion trends, making this country extremely competitive in the global energy production sector over the past five years.  One of the many challenges to the sector is that the upstream growth is rapidly overwhelming the midstream pipeline infrastructure's carrying capacity, leading to transportation and emissions problems.  STWA's Applied Oil Technology (AOT™) on-demand crude oil viscosity reduction flow assurance technology is designed to assist with both of these issues facing the industry.

EOR Growth:

The advent of EOR beginning predominantly in about 2007, has led to growth in the upstream sector.  The Williston Basin and Bakken Formation in North Dakota, for example, have benefitted from widespread adoption of the new techniques, enabling the once inactive field again to become viable in the otherwise desolate region.  The Bakken is considered by many within the industry as a key leading indicator of future production as other areas begin the adoption process of the new downhole techniques.  The rampant upstream growth due to the EOR use has reversed the "Peak Oil" trend that was indicated decades ago, bringing the USA to the forefront of gas and crude production.   These new techniques allow for previously unattainable oil and gas reserves to become viable, and have led to massive growth in the upstream production sector.  With the EOR processes, many industry analysts predict that the USA will be able to be energy independent within the next 5 to 10 years.

Midstream Challenges due to EOR Growth:

The rampant and accelerating growth does not come without its challenges however.  One of the many issues facing the industry is the simple fact that the accelerating growth in the upstream sector due to the adoption of the new and more effective recovery techniques has outstripped the midstream transportation network of long distance transmission pipelines' carrying capacity. The midstream sector, which takes the upstream product produced in the remote oilfields throughout the continent and brings it to market, hundreds to thousands of miles away, was designed and built prior to the advent of the EOR technology.  The problem is that there simply isn't enough pipeline diameter and transport capacity to service the areas adopting the EOR techniques.  This, in turn leads the upstream producers to look to other means to bring their product to market.  In regions such as the Williston Basin (Bakken), the lack of pipeline carrying capacity has led to explosive growth in truck and train transportation, triggering many challenges for the highway and rail systems throughout the domestic USA.  The US Energy Information Administration states that truck and rail petroleum transportation was up 38% in the first half of 2012 due to the lack of pipeline infrastructure.

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

Our Products and Technology

AOT Commercial Products

Beginning in the second quarter of 2012, the Company began the design and engineering efforts required to transition from prototype testing to full-scale commercial unit production. The Company established its supply chain, designs, drawings, engineering, certifications and specifications to comply with the engineering audit processes as dictated by the Energy Industry regulation processes. The Company’s first commercial prototype unit known as AOT™ Midstream, was completed in May 2013 to support the Company’s Pilot Program installation efforts after successfully passing quality control according to accepted industry practices, and passing inspection for various industry and regulatory certifications and inspections. The Company has been working in a collaborative engineering environment with multiple Energy Industry companies to refine the AOT™ Midstream commercial design to comply with the stringent standards and qualification processes as dictated by independent engineering audit groups and North American industry regulatory bodies.

In July, 2013, the Company began to design, engineer, and manufacture a commercial installation of the AOT™ Midstream system to be installed to a major pipeline in the first quarter 2014. Manufacturing began in mid-2013 and continues into the first quarter 2014.

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

AOT Commercial Supply Chain

Beginning in 3rd Quarter 2010, the Company began the process of establishing its supply chain for fabrication of the commercial AOT devices in Casper, Wyoming. The supply chain consists of multiple component suppliers and manufacturing companies engaged under Independent Contractor Agreements according to their respective fields of expertise. The supply chain entities are chosen for their ability to work collaboratively with STWA and for their existing relationships with current and potential future customers of the AOT systems. The external components such as pressure vessels, inlet and outlet piping header systems, personnel and equipment shelters are manufactured under contract with Power Service Inc. with offices in Casper, Wyoming, Green River, Wyoming, Salt Lake City, Utah, Denver, Colorado, Billings, Montana, Dickinson, North Dakota and San Antonio, Texas. The AOT internal components such as gridpacks, electrical connections and other machined parts are manufactured by Industrial Screen and Maintenance, with offices in Casper, Wyoming, and Grand Junction, Colorado. All equipment is manufactured in the United States of America, using only approved raw materials and vendors for quality control and import/export compliance purposes and meet the certifications and specifications as dictated by our customers and their independent oversight and auditing authorities.

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

AOT Intellectual Property

Beginning in 1st Quarter 2012, the Company began its own independent audit process for the updating of its intellectual property portfolio. The goal was to streamline unnecessary legacy items left over from prior management, consolidate efforts to countries and regions of interest and retire items that were no longer valid or had been replaced with new intellectual property developments. The Company internally audited its intellectual property portfolio throughout 2012, and in 1st Quarter 2013 retained the law firm of Jones Walker LLP, with operations based in Houston, Texas and began consolidation and streamlining efforts to manage intellectual properties. The Company applied for one new patent in 2nd Quarter 2013.

New Product Development

Pipeline networks in the USA consume 77% of the electricity and 97% of the natural gas in the transportation sector. The scale of BTU emissions reduction possible from hydraulic systems efficiency improvement worldwide is massive. By reducing viscosity, one can reduce the power required to flow the fluid the same distance at the same rate, and directly reduce the amount of Carbon Dioxide emissions as a function of the motor and electrical network efficiency. The impact of viscosity reduction for pipeline transportation systems is well-known. Fluid viscosity plays an important role in the function of a hydraulics system, in that it is one of the main sources of internal fluid friction that creates parasitic friction loss, which must be overcome by a pressure gradient from an area of high pressure flowing to an area of low pressure. Reduction of friction enables the reduction of parasitic losses, thereby improving the efficiency of the system as a whole. In large scale pipeline transportation systems, the generation of high pressure is achieved by the use of fluid pumps. Fluid pumps increase the pressure of the system where they are located, thereby creating a pressure gradient between their location and the next location down the pipeline. In the case of large scale pipeline networks, the reduction of friction leads to the reduction of pressure required to overcome the same amount of distance, thereby reducing the power required to flow a column of fluid the same distance. The reduction of power required to flow the fluid the same distance at the same rate directly reduces the amount of Carbon Dioxide emissions as a function of the motor and electrical network efficiency. The efficiency of systems can vary depending upon motive power source type, distance from power source, and many other factors which are outside the scope of this statement. In short, provided that the system remains in the same flow condition as it started, (Laminar or Turbulent) the reduction in viscosity leads to a reduction in power consumed per day.

We are currently working on new intellectual properties which are a natural extension of the existing AOT mechanical apparatus. During our independent audit of third-party laboratory equipment functionality, it was determined by Dr. Carl Meinhart, Ph.D. that the laboratory equipment was generating significant heat during operation. Subsequent testing and analysis has confirmed this heat is created through a process known as “Joule Heating”. Market research by STWA’s product development team has determined that this highly efficient form of heat would likely be of significant value to the industry. The method of operation is that unlike traditional electric heat methodologies, which use the electrical conductivity and resistance of a metallic substance to generate heat within the metal, and then transfer that heat to a fluid via physical contact. The Joule Heat system uses the electrical resistance of the fluid itself, thereby improving the efficiency of the system by the removal of parasitic losses. The heat system holds key market advantages in that i) it is much more efficient than current electric-powered heat solutions (35±% vs 80±%); and ii) it eliminates local emissions, a key advantage over current natural-gas based systems; and iii) it can be made in a small enough form factor to expand the market into mobile applications such as truck and train transport systems. Management is currently evaluating the market potential for such a product as a method of reengaging the Company’s diesel motor efficiency applications.

Provisional Patent Application

We filed a provisional patent application with the United States Patent Office on December 6, 2013, titled “Joule Heating Apparatus and Method, covering the “Joule Heating” process described above. We intend to file a regular (non-provisional) utility patent application for this invention before the end of 2014.

The “Joule Heating” process was developed by Bjorn Simundson and Dr. Carl Meinhart, both of whom assigned their process and invention to us.

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

Australia

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

1.	Midstream operations are often included in the downstream category and considered to be a part of the downstream sector.
1.1.	Upstream producer benefits from use of our AOT technology
1.2.	Increased flow rate capacities, especially in the fall through spring cold temperatures.
1.3.	Increased revenues via ability to unlock greater flow rates through bottleneck reduction.
1.4.	Decreased operational expenditure power required per barrel, saving power consumption, especially of use with on-site remote power generators, resulting in lower localized emissions and power costs, in addition to reducing pass-through power costs charged by midstream pipeline operator.
1.5.	Reduced trucking and/or train reliance to transport crude to market, leading to reduced operational expenditure bringing product long distances to market.
1.6.	Supplemental to heat required with heavy content crude oil, reducing operational expenditure while increasing safety and uptime. (Paraffin wax is a white or colorless soft solid that is derived from petroleum and consists of a mixture of hydrocarbon molecules containing between twenty and forty carbon atoms.)
1.7.	Supplemental to diluent content required with heavy content crude oil, reducing operational expenditure and infrastructure complications bringing diluent on-site and subsequent refining it out of the crude, increasing the value of each barrel transported to refinery and reducing transport costs.
1.8.	Supplemental to polymeric friction reducers content required with high friction lines, reducing operational expenditure and infrastructure complications bringing these friction reducers on-site and subsequent refining it out of the crude, increasing the value of each barrel transported to refinery and reducing transport costs. Polymeric friction reducers are a chemical drag reducing composition comprising of long-chain polymers used to reduce the turbulence loss and friction within pipeline systems.
1.9.	Increased oilfield valuations via improved transport capacities.

2.	Midstream transporters benefits from use of our AOT technology:
2.1.	Increased revenues via higher flow rate capacities.
2.2.	Increased spot capacity revenues via committed and uncommitted flow increases.
2.3.	Decreased OPEX per barrel moved, enabling strategic advantages internally and lower transport costs.
2.4.	Decreased emissions per barrel opportunities for Environmental Protection Agency (EPA) and Department of Transportation (DOT) governmental advantages.
2.5.	Decreased friction per mile, leading to reduced thermal build on “bullet” style transmission lines.
2.6.	Decreased Reid Vapor Pressure (RVP) build at end of line collection tank batteries due to reduced thermal build per mile, resulting in EPA compliance advantages.
2.7.	Decreased pressure loss per mile, leading to increased margins of safety and regulatory compliance advantages via decreased pressure required to move product per mile.
2.8.	Increased flow flexibilities through the fall, winter and spring months, enabling more balanced flow rates throughout the year in high temperature variance locations, leading to increased annual revenues and more stable flow rate capacities throughout the year.

3.	Downstream refiners benefits from use of our AOT Technology:
3.1.	Reduced downstream collection tank RVP enables lower tank emissions due to reduced end of line temperatures.
3.2.	Reduced RVP due to reduced diluent content secondary potential.
3.3.	Simplified refinement due to potential reduced diluent concentration.
3.4.	Simplified refinement due to potential reduced polymeric friction reducer concentration.
3.5.	Increased revenue potential due to greater concentration of high-value crude content.
3.6.	Increased refinement volume flexibility due to greater flow flexibility during the fall-winter-spring months.
3.7.	Reduced truck and train delivery traffic, as greater volume moves through pipeline content, simplifying down-line logistics for offloading.

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

The AOT Midstream’s product value to this market segment is derived from the technology’s ability to reduce the friction loss per mile of the crude oil as it passes through the hundreds, and sometimes thousands of miles of pipeline from the upstream producers, en route to the downstream refineries

Midstream Gathering Transporters

A subset of the midstream transporters sector is the gathering line operators. This group is sometimes a part of the upstream producers’ operations, or part of the midstream transporter’s operations. It is classified in this discussion in the latter category. These pipelines are the regional transportation lines that connect the upstream oilfields’ gathering lines to the midstream long distance transporters’ main trunk lines. They are typically relatively short distance pipelines (20-100 miles) and have diameters between 6” and 12”.

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

Sales and Marketing

Beginning in 2nd Quarter 2012, the Company began to engage the sales and marketing processes associated with gaining early adopters of the AOT technology to their assets in commercialized form. Since that time, the Company’s executive management team has been meeting with senior level decision-makers and executives within energy industry companies based in North America, South America, Europe, Africa, Austral-Asia, and Asia for evaluation and eventual deployment of AOT systems to Upstream and Midstream operations. During the year ended December 30, 2013, the Company entered into new non-disclosure agreements, increasing the number of multi-national companies with which the Company is jointly evaluating the deployment of AOT™ technologies from five to seven. In addition, the Company has entered into a regional relationship with newly formed North African energy equipment distributor Energy Tech Africa (ETA) to AOT™ technology available to oil producers in Africa and the Middle East and provide oil samples from several locations to test the efficacy of AOT™ technology in South Sudan, Egypt and Qatar.

To support these efforts, the Company developed a hydraulic analysis modeling tool to enable the Company to generate predictive analysis for the potential benefits as generated by the AOT systems. Multiple samples of petroleum feed-stock and products were sent to the Company’s technology development co-partner, Temple University for laboratory analysis and review. In addition to their technological benefits, laboratory testing and hydraulic predictive analyses combine to provide an effective sales tool demonstrating the value proposition of AOT systems and the cost benefits of leasing or purchasing AOT equipment.

Laboratory and Scientific Testing

Since 2010, the Company has been working with the U.S. Department of Energy (US DOE) to test its technology at the Department of Energy’s Rocky Mountain Oilfield Testing Center (RMOTC), near Casper, Wyoming. This third-party testing is to establish independently verified data related to the Company’s technology as applied to commercial use in a controlled facility, using a commercial-scale prototype of our AOT technology.

In 2010, a group led by Dr. Rongjia Tao, Chairman, Department of Physics of Temple University conducted experiments, using the laboratory-scale Applied Oil Technology apparatus at the National Institute of Standards and Technology (NIST) Center for Neutron Research (CNR). NIST is an agency of the U.S. Department of Commerce, founded in 1901 in Gaithersburg, Maryland.

Laboratory testing and confirmation of our AOT technology has been conducted by Dr. Rongjia Tao. Testing of the technology as applied to crude oil extraction and transmission has been conducted at Temple University in their Physics Department, in addition to the US DOE, at their Rocky Mountain Oilfield Testing Center, located on the Naval Petroleum Reserve #3 Teapot Dome Oilfield, north of Casper, Wyoming.

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

We are not aware of any other technology using uniform electrical field crude oil viscosity reduction technology which is designed to significantly improve pipeline operation efficiency.  Although we are unaware of any technologies that compete directly with our technologies, there can be no assurance that any unknown existing or future technology will not be superior to products incorporating our AOT technology. Major domestic and international manufacturers and distributors of pipeline flow-improvement chemical solutions include Pemex, Petrotrin, Pluspetrol, Repsol, Glencore, Conoco-Philips, and Baker-Hughes. According to our research, heater skid manufacturers are generally local to the oilfield and pipeline regions, and are comprised of a large number of relatively small businesses in a fragmented industry. Major heater skid manufacturers are Parker, KW International, Thermotech Systems, LTD.

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

Employees

As of December 31, 2013, we had nine (9) full-time employees. As of such date, we also utilized the services of nineteen part-time consultants to assist us with various matters, including engineering, investment relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A. Risk Factors

We have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated our first revenues from operations in late 2006 and subsequently have not generated any revenues and we have incurred recurring net losses every year since our inception in 1998. For the fiscal years ended December 31, 2013, 2012 and 2011, we had net losses of $10,657,009, $13,092,387 and $10,856,547, respectively.  To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our debt and equity securities for cash.  We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the Company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our AOT technology, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 17, 2014, our independent auditors stated that our consolidated financial statements for the year ended December 31, 2013 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses and accumulated deficit losses from operations since inception. We had an accumulated deficit of $93,038,863 as of December 31, 2013. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations since our inception in February 1998 and have relied on external sources of capital to fund operations. We had $4,137,068 in cash at December 31, 2013 and negative cash flow from operations of $5,912,368 for the year ended December 31, 2013.

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

As of December 31, 2013 and thereafter, our expenses ran, and are expected to continue to run, at an approximate “cash burn rate” of $300,000 per month, which amount could increase during 2014. In order to fund our capital needs, we conducted private offerings of our securities in 2011 and 2012. While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that an equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.

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

Despite the fact that we entered into a lease agreement with a major oil pipeline operator in August 2013 for the use of our AOT technology and have executed several Non-Disclosure / Non-Competition Agreements with other potential customers the commercial viability of our devices is not known at this time. If commercial opportunities are not realized from the use of products incorporating the AOT technology, our ability to generate revenue would be adversely affected.  There can be no assurances that we will be successful in marketing our products, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of our products will significantly and negatively impact our financial condition. There can be no assurances that we will be successful in marketing our products, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of our products will significantly and negatively impact our financial condition.

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

A large portion of our expenses, including expenses for our facilities, equipment and personnel, is relatively fixed and not subject to further significant reduction. In addition, we expect our operating expenses will increase in 2014 as we continue our research and development and increase our production and marketing activities, among other activities. Although we expect to generate revenues from sales of our products, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technologies and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Our pending patent applications, specifically patent rights of the AOT technology and “Joule Heating” process may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Patents we have licensed for our technologies, and which we may receive, may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

Our future success is substantially dependent on the efforts of our senior management, particularly Gregg Bigger, our President, Chief Executive Officer and Chief Financial Officer. The loss of the services of members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel, including consultants. There is intense competition among specialized automotive companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit key marketing, scientific and technical personnel, the growth of our business could be substantially impaired. We do not maintain key man insurance for any of these individuals.

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

The market price for our common stock has been volatile during the last year, ranging from a closing price of $0.80 on May 3, 2013 to a closing price of $1.75 on August 3, 2013, and a closing price of $0.98 on February 28, 2014. Additionally, the price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including, developments with respect to patents or proprietary rights, announcements of technological innovations by us or our competitors, announcements of new products or new contracts by us or our competitors, actual or anticipated variations in our operating results due to the level of development expenses and other factors, changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates, conditions and trends in our industry, new accounting standards, general economic, political and market conditions and other factors.

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

We are authorized to issue up to 300,000,000 shares of common stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of shareholders.

We may not be successful in identifying, making and integrating acquisitions.

A component of our business strategy is to make selective acquisitions that will strengthen our core services or presence in selected markets. The success of this strategy will depend, among other things, on our ability to identify suitable acquisition candidates, to negotiate acceptable financial and other terms, to timely and successfully integrate acquired businesses or assets and to retain the key personnel and the customer base of acquired businesses. Any future acquisitions could present a number of risks, including but not limited to:

•	incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to integrate successfully the operations or management of any acquired operations or assets in a timely manner;

•	failure to retain or attract key employees; and

•	diversion of management’s attention from existing operations or other priorities.

If we are unable to identify, make and successfully integrate acquired businesses, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our executive offices are located at 735 State Street, Suite 500, Santa Barbara, California 93101. The Company also operated its ELEKTRA Research and Development facility located at 235 Tennant Avenue, Morgan Hill, California 95037 until its closure in June 2013.

Total rent expense under these leases in effect during the years ended December 31, 2013, 2012 and 2011, was $201,500, $210,635 and $138,840, respectively which are included as part of Operating Expenses in the attached consolidated statements of operations. Remaining lease commitments under the non-cancellable office lease at December 31, 2013 were $320,650 through the end of 2018. The following is a schedule by years of future minimum rental payments required under the non-cancellable office leases as of December 31, 2013.

Year ending	Non-cancellable
December 31,	Office Leases
2014	$69,960
2015	69,960
2016	69,960
2017	69,960
2018	40,810
Total	$320,650

Beginning July 2013, the Company subleased a portion of the second floor office space under its Santa Barbara office lease on a month-to-month basis. Total rents collected under these sublease agreements in the year ended December 31, 2013 were $11,085, which were included as an offset to Operating Expenses in the attached consolidated statements of operations. The rent expense, net of sublease rents collected for the year ended December 31, 2013 was $190,415.

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

	2013		2012		2011
	High	Low	High	Low	High	Low
First Quarter	$1.13	$0.77	$0.68	$0.30	$0.64	$0.25
Second Quarter	$1.50	$0.77	$0.56	$0.33	$0.44	$0.30
Third Quarter	$1.88	$1.05	$1.89	$0.42	$0.37	$0.18
Fourth Quarter	$1.39	$0.83	$1.64	$0.83	$0.43	$0.20

According to the records of our transfer agent, we had approximately 1,145 stockholders of record of our common stock at February 28, 2014. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Stock Performance Graph and Cumulative Total Return

The graph below shows the cumulative total stockholder return assuming the investment of $100 on the date specified (and the reinvestment of dividends thereafter) in each of STWA common stock (symbol ZERO), the NASDAQ Composite Total Returns, and the S&P Oil & Gas Equipment & Services Index. The stock performance graph does not include STWA’s peer group because peer group information is represented and included in the S&P Oil & Gas Equipment & Services Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2008 – December 31, 2013

	12/2008	12/2009	12/2010	12/2011	12/2012	12/2013
Save the Wold Air, Inc.	100.00	137.50	135.00	92.50	245.00	267.50
NASDAQ Composite Total Returns	100.00	145.34	171.70	170.34	200.57	281.14
S&P 500 Oil & Gas Equipment & Services Index	100.00	159.79	222.56	196.56	196.57	256.81

Issuances of Unregistered Securities in Current Fiscal Year

During the year ended December 31, 2013, the Company issued an aggregate of 32,575,247 shares of its common stock as follows:

•	The Company issued 29,152,389 shares of its common stock upon exercise of options and warrants at a price of $0.25 up to $0.98 with proceeds of $8,477,218, net of direct costs in the amount of $78,521 in commissions and foreign exchange fees paid on warrants exercised by foreign (non-U.S.) investors. Furthermore, included in the exercise was issuance of 50,000 shares of common stock valued at $49,000 pursuant to an exercise of options and accounted for as partial settlement of unpaid fees recorded in prior years. As a result, the aggregate net proceeds received amounted to $8,428,218.

●	The Company issued 50,000 shares of its common stock with a fair value of $49,000 or $0.98/share to a consultant for service rendered. The shares were valued at market at the date of the agreement.

●	The Company issued 325,455 shares of its common stock with a fair value of $370,113 or $1.14/share to Directors, Officers and Employees of the Company for service rendered. The shares were valued at market at the date of issuance.

●	In December 2013, the Company issued 3,047,403 shares of common stock with a fair value of $3,108,347 pursuant to a settlement with CEDE & Co. The shares were originally cancelled in November 2005 as a result of a court decision against a former officer of the Company. At the time of the cancellation, the shares were held by a nominee, CEDE & Co. The fair value of the shares issued was based upon the December 16, 2013 trading price of $1.02/share, the date of the Board approval and was recorded as part of Operating Expenses in the accompanying Consolidated Statement of Operations.

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Regulation S promulgated thereunder.

Item 6.   Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and management’s discussion and analysis included elsewhere in this Form 10-K annual report and in our annual reports that have been filed for the prior years presented.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended December 31,
	2013	2012	2011	2010	2009
Net sales	$–	$–	$–	$–	$–
Cost of goods sold	–	–	–	–	–
Gross profit	–	–	–	–	–
Operating expenses	11,883,975	7,187,170	6,698,181	4,220,631	3,042,465
Research and development expenses	2,011,486	963,184	1,318,783	500,982	428,139
Loss before other income (expense)	(13,895,461)	(8,150,354)	(8,016,964)	(4,721,613)	(3,470,604)
Other income (expense):
Interest and financing expense	(260)	(3,627,732)	(5,084,253)	(4,034,558)	(1,603,500)
Change in fair value of derivative liabilities	(220,614)	(4,023,094)	2,021,536	414,505	(307,840)
Gain on extinguishment of derivative liabilities	3,441,752	2,445,095	–	–	–
Costs of private placement	–	–	–	(1,129,212)	(511,503)
Other income (expense)	18,374	264,498	223,934	(23,228)	(300,703)
Net loss before provision for income taxes	(10,656,209)	(13,091,587)	(10,855,747)	(9,494,106)	(6,194,150)
Provision for income taxes	800	800	800	800	800
Net loss	$(10,657,009)	$(13,092,387)	$(10,856,547)	$(9,494,906)	$(6,194,950)
Net loss per common share, basic and diluted	$(0.07)	$(0.10)	$(0.10)	$(0.12)	$(0.09)
Weighted average common shares outstanding, basic and diluted	160,958,284	128,667,391	104,103,109	81,910,267	65,733,871

CONSOLIDATED BALANCE SHEET

	Year ending December 31,
Assets	2013	2012	2011	2010	2009
Cash	$4,137,068	$1,601,791	$617,797	$101,645	$33,611
Property and Equipment, net of accumulated depreciation	35,771	55,674	75,609	78,083	100,870
Other assets	62,760	50,462	88,237	37,445	27,473
Total assets	$4,235,599	$1,707,927	$781,643	$217,173	$161,954

Liabilities
Accounts payable and accrued expenses	$1,160,283	$1,384,309	$2,074,244	$2,891,850	$3,580,913
Convertible debentures, net-of-discount	–	–	169,542	76,947	485,650
Fair value of derivative liabilities	–	3,221,138	1,643,139	3,664,675	1,706,343
Total Liabilities	1,160,283	4,605,447	3,886,925	6,633,472	5,772,906

Stockholders’ equity (deficiency)	3,075,316	(2,897,520)	(3,105,282)	(6,416,299)	(5,610,952)
Total liabilities and stockholders’ equity (deficiency)	$4,235,599	$1,707,927	$781,643	$217,173	$161,954

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in Item 7 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-K, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2013, and we undertake no duty to update this information.

Overview

We are a development stage company that has not yet generated any significant revenues since our inception in February 1998. We have devoted the bulk of our efforts to the completion of the design, and the commercial manufacturing of our production models, and testing of devices and the promotion of our commercialized crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2014.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2013 and will need to raise substantial additional capital in 2014, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation

There were no revenues and cost of sales for the fiscal year ended December 31, 2013, 2012 and 2011.

Operating Expense Comparison, 2013 and 2012

Operating expenses were $11,883,975 for the fiscal year ended December 31, 2013, compared to $7,187,170 for the fiscal year ended December 31, 2012, an increase of $4,696,805. This increase is attributable to increases in non-cash expenses of $4,014,898 and cash expenses of $681,967. Specifically, the increase in non-cash expenses is attributable to an a settlement paid through an issuance of stock valued at $3,108,351 plus an increase in valuation of warrants and options given to employees and directors of $2,694,534 offset by a decrease in depreciation and bad debts of $67,678 and a decrease in valuation of warrants and options given to consultants of $1,720,308. The increase in cash expenses is attributable to an increase in salaries and benefits of $394,148, an increase in travel expenses of $210,045 and an increase in general operating expenses of $82,320, offset by a decrease in professional and consulting fees of $4,556.

Research and development expenses were $2,011,486 for the fiscal year ended December 31, 2013, compared to $963,184 for the fiscal year ended December 31, 2012, an increase of $1,048,302. This increase is attributable to increases in product testing of $109,270 and product development costs for the AOT prototype of $1,020,700 offset by a decrease in licensing and research fees of $81,668.

Other income was $3,493,125 for the fiscal year ended December 31, 2013, compared to $2,703,876 for the fiscal year ended December 31, 2012, an increase of $789,249. This increase is attributable to an increase in the gain on extinguishment of derivative liabilities of $1,002,374, a decrease income from forgiveness of debt of $239,429 and an increase in other miscellaneous income of $26,305.

Other expenses were $254,674 for the fiscal year ended December 31, 2013, compared to $7,645,909 for the fiscal year ended December 31, 2012, a decrease of $7,391,235. This decrease is attributable to a decrease in the fair value of derivative liabilities of $3,796,762, a decrease in non-cash interest and financing expense of $3,626,623 and increase in other miscellaneous expenses of $32,150.

We had a net loss of $10,657,009 or $0.07 loss per share for the fiscal year ended December 31, 2013 compared to a net loss of $13,092,387, or $0.10 loss per share for the fiscal year ended December 31, 2012.

Operating Expense Comparison, 2012 and 2011

Operating expenses were $7,187,109 for the fiscal year ended December 31, 2012, compared to $6,698,181 for the fiscal year ended December 31, 2011, an increase of $488,868. This increase is attributable to increases in non-cash expenses of $478,934 and cash expenses of 9,934. Specifically, the increase in non-cash expenses is attributable to increases in valuation of common stock and warrants given to consultants of $596,109, increase in depreciation and bad debts of $53,360, offset by a decrease in valuation of warrants and options given to employees as compensation of $170,535. The increase in cash expenses is attributable to increases in, salaries and benefits of $407,111, offset by decreases in consulting and professional fees of $353,097 and travel expenses of $44,080.

Research and development expenses were $963,184 for the fiscal year ended December 31, 2012, compared to $1,318,783 for the fiscal year ended December 31, 2011, a decrease of $355,599. This decrease is attributable to decreases in product testing, research and supplies of $335,313 and contract fees of $20,286.

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

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of December 31, 2013, we had cash of $4,137,068 and an accumulated deficit of $93.038,863. Our negative operating cash flow in 2013 was funded primarily through exercise of stock purchase warrants and options.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company is a development stage company and had not generated any revenues from operations, had a net loss of $10,657,009 and a negative cash flow from operations of $5,961,368 for the year ended December 31, 2013.  These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At December 31, 2013, we had cash on hand in the amount of $4,137,068. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2014 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Contractual Obligations

The Company has certain contractual commitments for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

		Research and
Year ending	Office	License	Compensation	Total
December 31,	Lease (1)	Agreements (2)	Agreements (3)	Obligations
2014	$69,960	$316,796	$656,250	$1,043,006
2015	69,960	252,148	84,167	406,275
2016	69,960	187,500	60,000	317,460
2017	69,960	187,500	15,429	272,889
2018	40,810	187,500	–	228,310
Total	$320,650	$1,131,444	$815,846	$2,267,940

(1)	Consists of rent for the Company’s Santa Barbara Facility expiring on July 31, 2018. (For description of this property, see Part 1, Item 2, “Properties”). Subsequent to the reporting period of this Form 10-K filing, effective as of February 1, 2014, the Company amended this lease, reducing rents to $5,860 per month.
(2)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party, and research fees paid to Temple University in the amount of $32,324 paid quarterly through June 1, 2015.
(3)	Consists of base salary and certain contractually-provided benefits, to an executive officer, pursuant to an employment agreement that expires on January 30, 2015 in the amount of $314,167 and two severance agreements of former officers in the amount of $501,679.

Licensing Fees to Temple University

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing our consolidated financial statements as described in Note 2 to Notes to Consolidated Financial Statements. Actual results could differ from those estimates.

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

Accounting for Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses probability weighted average series Black-Scholes Option Pricing models to value the derivative instruments at inception and on subsequent valuation dates.

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

The Company had derivative liabilities up to January 2013 relating to adjustments on the exercise price of warrants issued in 2009 and 2010 in conjunction with the Company’s convertible note offering. These warrants were exercised to common stock or expired in January 2013 thus eliminating the derivate liabilities.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use are also expensed. Furthermore, costs incurred in the construction of prototypes with no certainty of any alternative future use and established commercial uses are also expensed.

For the years ended December 31, 2013, 2012 and 2011, and for the period from inception to December 31, 2013, research and development costs incurred were $2,011,486, $963,184, $1,318,783 and $10,681,167, respectively.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04. This update clarifies how entities measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013 and interim reporting periods thereafter. This update is not expected to have an impact on the Company’s financial position or results of operations

In April 2013, the FASB issued ASU 2013-07 to clarify when it is appropriate to apply the liquidation basis of accounting. Additionally, the update provides guidance for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Under the amendment, entities are required to prepare their financial statements under the liquidation basis of accounting when a liquidation becomes imminent. This guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods thereafter. This update is not expected to have an impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11 which provides guidance relating to the financial statement presentation of unrecognized tax benefits. The update provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. This update does not require any new recurring disclosures and is effective for public entities for fiscal years beginning after December 15, 2013, and interim reporting periods thereafter. This update is not expected to have an impact on the Company’s financial position or results of operations.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

We issue from time to time fixed rate discounted convertible notes. Our convertible notes and our equity securities are exposed to risk as set forth above, in Item 1A, “Risk Factors.” Please also see Item 7, above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements as of and for the years ended December 31, 2013, 2012 and 2011 are presented in a separate section of this report following Item 15 and begin with the index on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

1. Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of December 31, 2013, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2013, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

2. Internal Control over Financial Reporting

(a)	Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Save the Word Air, Inc.'s internal control system is designed to provide reasonable assurance to the Company's management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of Save the Word Air, Inc.' internal controls over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (1992 framework). Based on our assessment, we conclude that, as of December 31, 2013, the Company has maintained effective internal control over financial reporting based on those criteria.

Our independent registered public accounting firm, Weinberg & Company, P.A., has audited the Consolidated Financial Statements and has issued an attestation report on Save the Word Air, Inc.'s internal controls over financial reporting as of December 31, 2013 as stated in its reports which are included herein.

(b)	Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

Accrued Expense, Accelerated Vesting and Termination of Options at Separation

On November 15, 2013, Cecil Kyte voluntarily resigned as a Director, Chairman of the Board, a member of the Nominating and Corporate Governance Committee, and CEO. Subject to terms of Mr. Kyte’s separation agreement, Kyte will receive severance pay equal to one-year’s salary ($350,000) paid in 24 equal installments ($14,853), subject to all applicable tax withholdings, beginning November 30, 2013 through November 15, 2014. The Company recognized an expense of $350,000 for severance pay plus $14,315 in deferred payroll taxes. As of December 31, 2013, the Company had paid $44,559 of the severance pay and $997 of deferred payroll taxes. The severance pay balance of $305,441 and deferred payroll tax balance of $13,318 as of December 31, 2013 are reported liabilities in Company’s balance sheet as Accrued Expense and Accounts Payable – Related Parties.

At the time of separation, Mr. Kyte held unvested options which had been issued in January 2011 to purchase 10,560,000 shares of common stock at $0.25 per share, of which 3,520,000 shares were due to vest in January 2014. The remaining 7,040,000 shares were due to fully vest by January 2016. Under terms of the separation agreement, the Company accelerated vesting as of the date of separation on the 3,520,000 shares due to vest in January 2014. The remaining options to purchase 7,040,000 shares terminated as of separation. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, employee stock options which are subject to accelerated vesting at termination are treated as a Type III modification. As such, the Company recognized an expense related to the accelerated vesting in the amount of $3,809,325.

Mr. Kyte held additional unvested options which had been issued as board compensation in September 2013 to purchase 21,009 shares of common stock at $1.19 per share. These options terminated as of the date of his separation.

Reinstated Shares

In December 2013, the Company’s Board unanimously approved the reinstatement of 3,047,403 shares of common stock of the Company. The circumstances related to the reinstatement are as follows: 3,047,403 shares of common stock of the Company were held in street (nominee) name by Cede & Co. of the Depository Trust Co. (the “Cede Shares”). The Cede Shares were ordered cancelled by a federal district court relating to litigation initiated by the Securities and Exchange Commission against the Company and its former CEO, Jeffrey Mueller in 2001. Either before or after the court’s order (the timing of which is unknown to the Company), the Cede Shares, at that time held directly or indirectly by Mueller, were placed with Cede & Co. in nominee name. In furtherance of the court’s order, the physical certificates relating to the Cede Shares should have been returned to the Company’s transfer agent (NATCO) for cancellation. This did not occur. Rather, Cede & Co. retained the stock certificates representing the Cede Shares and continued to treat the Cede Shares as outstanding and free trading shares of the Company.

Notwithstanding the foregoing, NATCO, in furtherance of then Company counsel’s instructions, cancelled the Cede Shares on the Company’s books and records in 2005, and, in furtherance thereof, reduced the Company’s outstanding shares of common stock by 3,047,403. Cede & Co. has requested, in effect, that, inasmuch as the Cede Shares continue to be within its system, the Cede Shares be reinstated on the Company’s books and records and that the outstanding shares of the Company be increased by 3,047,403. Although the Company believes Cede & Co.’s request is misplaced, particularly since it appears that Cede & Co. had prior notice of the court’s order cancelling the Cede Shares, the Company has elected to avoid litigation with Cede & Co. and instead has elected to reinstate the Cede Shares. Accordingly, 3,047,403 shares of the Company’s common stock has been added back to the Company’s outstanding share count.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Composition of Board of Directors

Our bylaws provide that the Board shall consist of between one and eight directors, as determined by the Board from time to time. The Board consisted of six (6) members elected by the holders of the common stock at the Company’s Meeting of Shareholders on December 16, 2013.  Our directors are elected by our stockholders at each annual meeting of stockholders and will serve until their successors are elected and qualified, or until their earlier resignation or removal. Officers are appointed by our Board of Directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our Board of Directors. There are no family relationships among any of our current directors or our executive officers.

The following constitutes the Board of Directors as of December 31, 2013:

Name	Age	Position	Director Since
Greggory Bigger	46	Chief Executive Officer, Chief Financial Officer and Chairman, Director (Non-Independent)	2013
Charles R. Blum (1) (2) (3)	75	Director (Non-Independent)	2007
Donald Dickson	57	Director (Independent)	2013
Nathan Shelton (1) (2) (3)	64	Director (Independent)	2007
Mark Stubbs (1)(2)	42	Director (Independent)	2013
Ryan Zinke	53	Director (Independent)	2012

(1)  Member of the Audit Committee

(2)  Member of the Compensation Committee

(3)  Member of the Nominating and Corporate Governance Committee

Biographical Information Regarding Directors

Greggory Bigger, President, CEO and CFO (Non-Independent Director) was appointed to the Board of Directors on September 16, 2013. Gregg Bigger was most recently Founding Partner of Rocfin Advisors, a Strategic Management Consulting Company providing advice and direction to a variety of clients including companies in the energy, clean tech, and emerging technology markets. Prior, Mr. Bigger was Founder and Board Member of The Bank of Santa Barbara. Earlier in his career Mr. Bigger held a variety of key management and leadership positions including U.S. Trust as a Vice-President in the Private Client Group, and First Republic Bank as a Vice President and Manager in the Private Banking Group. Mr. Bigger also served in the United States Marine Corps' Special Operations in Amphibious Warfare and Cliff Assault.

Charles R. Blum (Non-Independent Director) was appointed on July 25, 2007 to the Board of directors and engaged as the President and Chief Executive Officer of the Company. In January 2010, Mr. Blum resigned as Chief Executive Officer of the Company, and thereafter resigned as President of the Company.  Mr. Blum spent 22 years as the President/CEO of the Specialty Equipment Market Association (SEMA).  SEMA is a trade group representing 6500 business members who are actively engaged in the manufacture and distribution of automotive parts and accessories. SEMA produces the world’s largest automotive aftermarket Trade Show which is held annually in Las Vegas, Nevada. Mr. Blum led the association as its members grew from a handful of small entrepreneurial companies into an industry membership that sells over 31 billion dollars of product at the retail level annually. Mr. Blum has a proven record of accomplishment as a senior executive and brings a broad knowledge of the automotive aftermarket to the Company.  Mr. Blum attended Rutgers University.

Nathan Shelton (Independent Director) has served as a director since February 12, 2007. Mr. Shelton has a long and distinguished career with a number of diverse successful companies primarily related to the automotive industry, holding prominent positions. In 1987 he joined K&N Engineering as President and part owner and built the company into an industry leader. In 2002 he sold his interest in K&N Engineering and founded S&S Marketing, which is engaged in the automotive aftermarket parts rep business, which he currently operates. Mr. Shelton is the recipient of numerous industry related prestigious awards, and in 1992, Specialty Equipment Market Association (SEMA) invited him to join its board of directors, which includes serving in capacity as its Chairman from 2002 to 2004. In 2007 he was elected to the SEMA “Hall of Fame”.  Mr. Shelton served honorably in the United States Seabees from 1968 to 1972.  He attended Chaffey Junior College.

Mark Stubbs (Independent Director) was appointed to the Board of Directors and Chairman of the Audit Committee on July 3, 2013. Mr. Stubbs currently serves as Chief Financial Officer for London Stock Exchange listed BBA Aviation's Aftermarket Services Division, a leading global aviation services and aftermarket support provider. Prior to joining BBA in 2012, Mr. Stubbs served as Chief Financial Officer and Interim Chief Executive Officer for CallWave, Inc., which was then a NASDAQ-listed company and a global provider of enhanced telecommunications software and services. From 2005 to 2006, Mr. Stubbs was Chief Financial Officer of Sound ID, a privately held consumer electronics company. Prior to Sound ID, Mr. Stubbs held a number of executive positions including Vice President Global Supply Chain and Vice President and Managing Director EMEA (Europe, Middle East and Africa) at Somera, Inc., which at the time was a NASDAQ-listed company and a leading global provider of telecommunications infrastructure and services. Previously, Mr. Stubbs held a number of financial management positions at Kinko's Inc., which has since been acquired by NYSE-listed FedEx. Mr. Stubbs earned a BA in Finance and MBA from Cal Poly San Luis Obispo and is a Certified Public Account (CPA).

Ryan Zinke. (Independent Director) On December 7, 2012, former State of Montana Senator Ryan Zinke, age 51, was appointed to serve as a member of our Board. Ryan Zinke, former state senator from Montana, began his distinguished military career as a graduate of Officer Candidate School and SEAL training (class 136). He was then assigned to SEAL Team ONE in Coronado, Calif. where he led counter-insurgency and contingency operations in the Persian Gulf and the Pacific theater of operations. From 1990-93 and again from 1996-99, he was selected to SEAL TEAM SIX where he was a Team Leader, Ground Force Commander, Task Force Commander and Current Operations Officer in support of National Command Authority missions. He retired from active duty 2008 after serving 23 years as a US Navy SEAL. Sen. Zinke is CEO of two business development firms that specialize in advanced technology with clients to include Raytheon, Northrop-Grumman, General Dynamics, Sierra Nevada, Unmanned Systems Inc., and Katmai among others. Sen. Zinke attended the University of Oregon on an athletic scholarship and graduated with a B.S. in Geology. Sen. Zinke is a Disabled Veteran and holds a MBA in Finance and a Master’s of Science in Global Leadership from the University of San Diego.

Don Dickson (Independent Director), appointed to Board of Directors on August 6, 2013, currently serves as Chief Executive Officer for Advanced Pipeline Services (APS). APS was established for the purpose of providing a full range of services to the oil and gas industry. Core business areas are in new construction of pipeline and facilities, horizontal directional drilling and pipeline integrity/rehabilitation. Prior to APS, Mr. Dickson worked for Kinder Morgan in their natural gas operations, retiring after twenty-six years. During his time at Kinder Morgan served in different engineering capacities including as Director of Operations on two major pipeline projects, the 42” (REX) Rockies Mountain Express through the state of Illinois, and the 42” (MEP) Midcontinent Express Pipeline through the state of Louisiana. He also was Director of Operations with Tetra Resources completing various onshore and offshore oil and gas wells and a Senior Engineer with Halliburton Services. Mr. Dickson earned his B.S. in Engineering from Oklahoma State University.

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2013:

Name	Age	Position
Greggory M. Bigger	46	Chief Executive Officer, Chief Financial Officer and President

For the biography of Greggory Bigger, please see above under “Biographical Information Regarding Directors.”

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

Board of Directors

Director Independence

Our Board of Directors as of December 31, 2013 consisted of six (6) members.  As of that date, the Board has affirmatively determined that Mr. Dickson, Mr. Shelton, Mr. Stubbs and Mr. Zinke are independent directors.  Mr. Bigger, our President, Chief Executive Officer, and Chief Financial Officer and Mr. Blum, former Chief Executive Officer, are not considered independent.

Meetings of the Board

The Board held eight (8) meetings in 2013. A majority of the members attended all 8 board meetings held in 2013. The Board has held one meeting in 2014.

A majority of our directors attended the Company’s 2013 Annual Shareholder’s Meeting. Because our Board holds one of its regular meetings in conjunction with our Annual Meeting of shareholders, we anticipate that all of the members of the Board will be present for the 2014 Annual Shareholder’s Meeting.

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

Audit Committee

The Audit Committee currently consists of Mr. Stubbs (chairperson), Mr. Blum and Mr. Shelton. The Board has determined that Mr. Stubbs and Mr. Shelton are considered independent under rules of the SEC.  The Audit Committee held a total of six (6) meetings during 2013, each attended by a majority of Audit Committee members. The Audit Committee has met once during 2014 as of the date of this report.

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

Compensation Committee

The Compensation Committee consists of Mr. Blum (chairperson), Mr. Stubbs and Mr. Shelton. The Board has determined that Mr. Stubbs and Mr. Shelton are independent The Compensation Committee held no meetings during 2013 and has not met during 2014 as of the date of this report.

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

See “Compensation Committee Report” below, which provides further details of many of the duties and responsibilities of the Compensation Committee.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee consists of Mr. Shelton (chairperson) and Mr. Blum. The Board believes that Mr. Shelton meet independent requirements under rules of the SEC.  The Nominating and Corporate Governance Committee held no meetings during 2013 and has not met during 2014 as of the date of this report.

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

See “Nominating and Governance Committee Report” below, which provides further details of many of the duties and responsibilities of the Nominating and Governance Committee.

AUDIT COMMITTEE REPORT

The Audit Committee is currently composed of three (3) directors, Mr. Stubbs (Chairperson), Mr. Charles R. Blum and Mr. Shelton. The Board has determined that Mr. Stubbs and Mr. Shelton are considered independent within the rules of the SEC. The duties and responsibilities of a member of the Audit Committee are in addition to his duties as a member of the Board.

The Audit Committee operates under a written charter, which is available on the Company’s website. The Board and the Audit Committee believe that the Audit Committee charter complies with the current standards set forth in SEC regulations. There may be further action by the SEC during the current year on several matters that affect all audit committees. The Board and the Audit Committee continue to follow closely further developments by the SEC in the area of the functions of audit committees, particularly as it relates to internal controls for non-accelerated filers, and will make additional changes to the Audit Committee charter and the policies of the Audit Committee as required or advisable as a result of these new rules and regulations. The Audit Committee met six (6) times during 2013 and each was attended by a majority of committee members. The Audit Committee has met once during 2014 as of the date of this report.

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

In February 2012, the Company began the process of designing and implementing various financial controls from within our finance department under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer. Furthermore, the Company also hired an outside consultant to further enhance these internal controls, policies and procedures. On March 19, 2013, the Company’s Board of Directors approved and began the implementation of these internal controls, policies and procedures. In June 2013, the Company began the process of designing and implementing additional internal controls based on a continuous process of assessment and improvement under which board and management financial reporting objectives were defined and implemented, policies and procedures were tested for effectiveness and deficiencies were identified and remediated. On December 16, 2013, the Board of Directors approved a revised Internal Controls Policy based on policy refinements and improvements implemented under this assessment process. Additional controls and policies designed and implemented in second and third quarters of 2013 have been tested and identified deficiencies have been remediated. The Internal Controls Policy and Sarbanes-Oxley 302 matrix approved by the Board of Directors on March 19, 2013, as revised and approved by the board on December 16, 2013, have been implemented and are functioning as planned.

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

Our Chief Executive Officer, Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)  were effective as of December 31 2013.

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

On the basis of these reviews and discussions, the Audit Committee (i) appointed Weinberg & Co., P.A. as the independent registered public accounting firm for the 2013 fiscal year and (ii) recommended to the Board that the Board approve the inclusion of the Company’s audited financial statements in the 10-K for filing with the SEC.

Respectfully submitted:

Mark Stubbs (Chairman)

COMPENSATION COMMITTEE REPORT

The Compensation Committee has furnished this report on executive compensation for the 2013 fiscal year.

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

The Compensation Committee currently consists of Mr. Blum (chairperson), Mr. Stubbs and Mr. Shelton. The Board believes that Messrs. Stubbs and Shelton are independent.  None of our executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 2013. The Compensation Committee held no meetings during 2013 and has not met during 2014 as of the date of this report.

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

The principal factors that were taken into account in establishing each executive officer’s compensation package for the 2013 fiscal year are described below. However, the Compensation Committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future fiscal years. Moreover, all of the Company’s Named Executive Officers have entered into employment agreements with the Company and many components of each such person’s compensation are set by such agreements.

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

Compliance with Code Section 162(m). Section 162(m) of the Code disallows a tax deduction to publicly-held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance based. Non-performance based compensation paid to the Company’s executive officers for the 2013 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that the non-performance based compensation to be paid to the Company’s executive officers for the 2014 fiscal year will exceed that limit. Because it is unlikely that the cash compensation payable to any of the Company’s executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the Company’s executive officers. The Compensation Committee will reconsider this decision should the individual cash non-performance based compensation of any executive officer ever approach the $1 million level.

The Board did not modify any action or recommendation made by the Compensation Committee with respect to executive compensation for the 2013 fiscal year. It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align the Company’s performance and the interests of the Company’s stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long term.

Respectfully submitted by:

Charles Blum, Chairman

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE REPORT

The Nominating and Corporate Governance Committee currently consists of Mr.. Shelton (chairperson) and Mr. Blum. The Board believes that Mr. Shelton meet independent requirements under rules of the SEC.  The Nominating and Corporate Governance Committee held no meetings during 2013 and has not met during 2014 as of the date of this report.

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

Respectfully submitted by:

Nathan Shelton, Chairman

Item 11. Executive Compensation

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	Full Value of Options ($)	All Other Compensation ($)	Total ($)
Cecil Bond Kyte (1)(3)(4)(5)	2013	$350,000	$–	–	$–	$100,000	$450,000
Chief Executive Officer	2012	$300,000	$–	–	$–	$216,978	$516,978
	2011	$208,333	$–	17,600,000	$6,834,231	$87,838	$7,130,402
	2010	$200,000	$–	–	$–	$–	$200,000
Greggory Bigger (2)(3)(5)	2013	$290,000	$109,000	–	$–	$50,000	$449,000
President, Chief Executive Officer and Chief Financial Officer	2012	$172,500	$–	4,000,000	$1,207,193	$31,567	$204,067

____________

(1)	Mr. Kyte was appointed Chief Executive Officer in January 2009. In 2010, Mr. Kyte earned and was paid $200,000. On December 1, 2011, Mr. Kyte’s salary was increased to $300,000 per year. In addition, Mr. Kyte received $33,333 in accrued back pay and on December 8, 2011 he received a bonus of $54,505. In connection with the Amendment to Mr. Kyte’s Employment Agreement dated March 1, 2011, Mr. Kyte received options for 17,600,000 shares of common stock exercisable at $0.25 per share, and, options for 181,118 shares of common stock previously granted, were cancelled. Of the 17,600,000 options, 3,520,000 vested on January 30, 2012. 3,520,000 vest on each succeeding date and year. On December 1, 2011 the Board approved Amendment Number 2 to Mr. Kyte’s Employment Agreement and increased his salary to $300,000 per year. During the year 2012, Mr. Kyte received a bonus of $87,838. Effective September 1, 2013, the Board approved Amendment Number 3 to Mr. Kyte’s Employment Agreement, increasing his salary to $350,000 per year. During the year 2013, Mr. Kyte received a bonus of $100,000. Mr. Kyte’s employment terminated on November 15, 2013. Under terms of his Separation Agreement, Mr. Kyte will receive severance payments totaling $350,000 paid semi-monthly through November 15, 2014.
(2)	On February 1, 2012, Mr. Bigger was appointed Chief Financial Officer. During 2012, Mr. Bigger was paid $172,500 plus signing and performance bonuses totaling $31,567. In addition, Mr. Bigger received options for 4,000,000 exercisable at $0.25 per share, vesting over four years. Of the 4,000,000 options, 500,000 vested on February 1, 2012, 500,000 vested on February 1 2013, 1,000,000 vest on February 1, 2014 and 1,000,000 vest on February 1, 2015.
(3)	The number and value of vested restricted stock based upon the closing market price of the common stock at December 31, 2013 of $1.07 were as follows: Mr. Kyte’s 10,569,000 vested shares at an execution price of $0.25 are valued at $8,659,2000, and Mr. Bigger’s, 1,500,000 vested shares at a execution price of $0.25 are valued at $1,230,000.
(4)	In connection with Mr. Kyte’s separation from the Company, Mr. Kyte have agreed that Mr. Kyte’s Employment Agreement, dated January 30, 2009, and the three (3) amendments thereto, dated March 1, 2011, December 1, 2011 and September 1, 2013, respectively, shall be terminated and be of no further force or effect. In exchange, the Company has agreed to pay Mr. Kyte an amount equal to $350,000, representing his salary for one (1) year, less withholding taxes, in twelve (12) equal monthly installments, commencing November 15, 2013. The Company has also agreed to reimburse Mr. Kyte for his health insurance premiums for a twelve (12) month period, also commencing November 15, 2013. Mr. Kyte will retain his vested Company stock options and warrants, but all unvested Company stock options and warrants shall be terminated and of no further force or effect, except that 3,520,000 option shares previously granted to Mr. Kyte, and scheduled to vest on January 30, 2014, shall be deemed vested as of November 15, 2013. The Company shall also pay Mr. Kyte the sum of $25,000, less all applicable tax withholdings, on November 15, 2013, representing payment for Mr. Kyte’s accrued vacation and sick days.
(5)	In addition to executive compensation provided in this table, Mr. Kyte and Mr. Bigger each received compensation as members of the Company’s Board of Directors as detailed in the section titled Director Compensation below.

OPTION GRANTS IN LAST FISCAL YEAR

None.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

No options were exercised by any of the Named Executive Officers during the 2013 fiscal year. The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2013 fiscal year. As of November 15, 2013, under terms of his Separation Agreement, Mr. Kyte is no longer considered a Named Executive Officer.

	Shares	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options ($)(1)
	Acquired on	Realized
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Cecil Bond Kyte	$–	$–	10,560,000	–	$8,659,200	$–
Greggory Bigger	$–	$–	1,000,000	3,000,000	$820,000	$2,460,000

____________

(1)  Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 31, 2013 the last trading day of the year was $1.07 per share.

EQUITY COMPENSATION PLAN INFORMATION FOR 2013

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	3,549,908	$0.40	2,201,759

Equity compensation plans not approved by security holders	16,760,000	$0.26	–

Total	20,309,908	$0.28	–

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

Amendment #3 to Kyte Employment Agreement

The Third Amendment to the Kyte Employment Agreement was made and entered into by and between the Company and Mr. Kyte effective as of September 1, 2013. Annual Base Salary for Mr. Kyte was increased to $350,000. Mr. Kyte is also eligible to receive an annual cash bonus, within the discretion of the Company’s Board. In exercising its discretion, the Board shall consider, among other things, the Company’s: (a) revenue; (b) earnings; (c) contracts; (d) cash position; (e) liquidity; (f) customers; (g) NASDAQ or other exchange listings; (h) market capitalization; (i) general financial condition; and (j) achievement of goals set forth in management’s yearly budgets, plans and projections. Any award of bonus shall be paid no later than forty-five (45) days following the filing of the Company’s Form 10-K with the SEC. Mr. Kyte is also entitled to receive paid vacation of six (6) weeks per year.

Additionally, in the event any person, including all affiliates of such person, directly or indirectly, becomes the beneficial owner of 50% or more of the combined voting power of the Company’s outstanding shares, and otherwise on a Change of Control event as defined in Mr. Kyte’s Employment Agreement, Mr. Kyte’s Employment Agreement and all amendments thereto shall be terminated whereupon Mr. Kyte shall be paid an amount equal to four (4) times his annual Base Salary as in effect on the date of the Change of Control event, and all of Mr. Kyte’s unvested stock options and warrants shall immediately vest effective on the date of the Change of Control event.

Additionally, if Mr. Kyte is terminated by the Company without cause or if he resigns for “good reason,” he shall be paid an amount equal to three (3) times his annual Base Salary as in effect on the date of the termination, payable, at the discretion of the Company, in one lump sum or in equal monthly installments during a term not to exceed thirty-six (36) months, less applicable withholding taxes. Additionally, all of Mr. Kyte’s unvested options and warrants shall vest to the same extent as he would have become vested if he had remained employed by the Company for an additional three (3) years. “Good Reason” is defined to mean any reduction in Mr. Kyte’s then current annual Base Salary of ten percent (10%) or more, or relocation of the Company’s principal executive office to a location more than twenty-five (25) miles outside of Santa Barbara, California, or a substantial change in Mr. Kyte’s then current duties and responsibilities.

Additionally, in the event of Mr. Kyte’s termination for Cause, Mr. Kyte shall be entitled to receive only his Base Salary accrued through the date of such termination, and nothing more, and all of Mr. Kyte’s unvested options and warrants shall be canceled.

Additionally, the Board awarded Mr. Kyte a discretionary cash bonus of $100,000 effective June 11, 2013.

The Board, with Mr. Kyte’s consent, has determined to freeze Mr. Kyte’s salary at its current level for the balance of the calendar year 2013, and for the calendar year 2014, and will not grant Mr. Kyte any bonus or grants of stock, options or warrants, or any other compensation for the balance of calendar year 2013, and for calendar year 2014.

Kyte Separation Agreement

Effective November 15, 2013, Cecil Bond Kyte voluntarily resigned as a director, chairman of the board, a member of the Nominating and Corporate Governance Committee, and chief executive officer of the Company. Mr. Kyte has also voluntarily elected to withdraw as a nominee for election as a director of the Company at the Company’s 2013 Annual Meeting of Stockholders to be held on December 16, 2013.

In connection with Mr. Kyte’s resignation, the Company and Mr. Kyte have agreed that Mr. Kyte’s Employment Agreement, dated January 30, 2009, and the three (3) amendments thereto, dated March 1, 2011, December 1, 2011 and September 1, 2013, respectively, shall be terminated and be of no further force or effect. In exchange, the Company has agreed to pay Mr. Kyte an amount equal to $350,000, representing his salary for one (1) year, less withholding taxes, in twelve (12) equal monthly installments, commencing November 15, 2013. The Company has also agreed to reimburse Mr. Kyte for his health insurance premiums for a twelve (12) month period, also commencing November 15, 2013. Mr. Kyte will retain his vested Company stock options and warrants, but all unvested Company stock options and warrants shall be terminated and of no further force or effect, except that 3,520,000 option shares previously granted to Mr. Kyte, and scheduled to vest on January 30, 2014, shall be deemed vested as of November 15, 2013. The Company shall also pay Mr. Kyte the sum of $25,000, less all applicable tax withholdings, on November 15, 2013, representing payment for Mr. Kyte’s accrued vacation and sick days.

Employment Agreement with Greggory M. Bigger

On February 1, 2012, the Company entered into an employment agreement with Greggory M. Bigger, pursuant to which he agreed to serve as the Company’s Chief Financial Officer.  The initial term of the agreement commenced February 1, 2012, and continues for one (1) year. Thereafter, the agreement is renewable for successive one (1) year periods, unless either party gives written notice of non-renewal, no later than sixty (60) days prior to the renewal date.  The agreement provides for the payment of a one-time acceptance bonus of $10,000.  Base salary under the agreement is $10,000 per month, plus an automobile allowance of $900 per month and other benefits generally available to senior employees of the Company. In addition, the Company also granted Mr. Bigger an option to purchase 4,000,000 shares of common stock at $0.25/share (See Note 9 of the Company’s Financial Statement). The options were granted on February 1, 2012 and will expire ten years from date of grant. The options vest subject to Mr. Bigger’s continued employment over a period of four years, with 500,000 shares vesting immediately upon grant, 500,000 shares vesting on February 1, 2013, and three tranches of 1,000,000 shares each vesting on February 1, 2014, 2015 and 2016. On April 30, 2012, the Company raised Mr. Bigger’s salary to $15,000 per month for his extraordinary leadership and loyalty. On September 1, 2012, his salary was increased to $20,000 per month for accepting the position of President of the Company in addition to being the Chief Financial Officer.

Amendment #1 to Bigger Employment Agreement

Effective September 1, 2013, Mr. Bigger’s Employment Agreement, in recognition of his additional responsibilities as President of the Company, was amended, as follows:

(i) Annual Base Salary for Mr. Bigger was increased to $290,000. Mr. Bigger is also eligible to receive an annual cash bonus, within the discretion of the Company’s Board. In exercising its discretion, the Board shall consider, among other things, the Company’s: (a) revenue; (b) earnings; (c) contracts; (d) cash position; (e) liquidity; (f) customers; (g) NASDAQ or other exchange listings; (h) market capitalization; (i) general financial condition; and (j) achievement of goals set forth in management’s yearly budgets, plans and projections. Any award of bonus shall be paid no later than forty-five (45) days following the filing of the Company’s Form 10-K.

(ii) Additionally, in the event any person, including all affiliates of such person, directly or indirectly, becomes the beneficial owner of 50% or more of the combined voting power of the Company’s outstanding shares, and otherwise on a Change of Control event as defined in Mr. Bigger’s Employment Agreement, Mr. Bigger’s Employment Agreement and all amendments thereto shall be terminated whereupon Mr. Bigger shall be paid an amount equal to two (2) times his annual Base Salary as in effect on the date of the Change of Control event, and all of Mr Bigger’s unvested stock options and warrants shall immediately vest effective on the date of the Change of Control event.

(iii) Additionally, if Mr. Bigger is terminated by the Company without cause or if he resigns for “good reason,” he shall be paid an amount equal to three (3) times his annual Base Salary as in effect on the date of the termination, payable, at the discretion of the Company, in one lump sum or in equal monthly installments during a term not to exceed thirty-six (36) months, less applicable withholding taxes. Additionally, all of Mr. Bigger’s unvested options and warrants shall vest to the same extent as he would have become vested if he had remained employed by the Company for an additional three (3) years. “Good Reason” shall be defined to mean any reduction in Mr. Bigger’s then current annual Base Salary of ten percent (10%) or more, or relocation of the Company’s principal executive office to a location more than twenty-five (25) miles outside of Santa Barbara, California, or a substantial change in Mr. Bigger’s then current duties and responsibilities.

(iv) Additionally, in the event of Mr. Bigger’s termination for Cause, Mr. Bigger shall be entitled to receive only his Base Salary accrued through the date of such termination, and nothing more, and all of Mr. Bigger’s unvested options and warrants shall be canceled.

Director Compensation

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended December 31, 2013.

Name	Fees earned or paid in cash (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Blum (4)	$3,000	$25,000	$21,779	–	–	–	49,779
Donald Dickson (5)	–	25,000	21,834	–	–	–	46,834
Nathan Shelton (6)	3,000	25,000	21,836	–	–	–	49,836
Mark Stubbs (7)	3,000	25,000	45,189	–	–	–	73,189
Ryan Zinke (8)	–	25,000	21,836	–	–	–	46,836

(1)	Effective July 1, 2013, the Board approved a compensation plan which includes a $500 monthly fee paid to any member of the Board of Directors who serves on a Board Committee.

(2)	Effective July 1, 2013, the Board approved a compensation plan which includes a grant of stock valued at $25,000 awarded annually to each member of the Board.

(3)	Effective July 1, 2013, the Board approved a compensation plan which includes an annual grant of options to purchase a number of shares of common stock equal to $25,000 divided by the per share closing price on the date of grant with an exercise price equal to the stock closing price on the date of grant, a one year vesting period and an expiration date 10 years from the date of grant. Also effective July 1, 2013, the Board approved an annual grant of options to purchase 25,000 shares of common stock at a price equal to the stock’s closing price on the date of grant, vesting immediately and expiring 10 years from the date of grant as compensation to the chairman of the Board’s Audit Committee.

(4)	Mr. Blum serves as chairman of the Compensation Committee and as a member of the Audit Committee and the Governance and Nominating Committee. As a member of a Board Committee, Mr. Blum received compensation in the amount of $500 per month for the six month period of July 1, 2013 through December 31, 2013. On September 16, 2013, Mr. Blum received a grant to purchase 21,009 shares of common stock valued at $21,779 using Black-Scholes Option Pricing. The options are exercisable at $1.19/share, vest over a period of one year and expire ten years from the date of grant. During the year ended December 31, 2013, the Company recognized compensation costs of $7,259 based on the fair value of Mr. Blum’s options that vested and $3,000 for Mr. Blum’s Board Committee fees.

(5)	On August 6, 2013, Mr. Dickson received a grant to purchase 14,620 shares of common stock valued at $21,834 using Black-Scholes Option Pricing. The options are exercisable at $1.71/share, vest over a period of one year and expire ten years from the date of grant. During the year ended December 31, 2013, the Company recognized compensation costs of $9,094 based on the fair value of options that vested.

(6)	Mr. Shelton serves as chairman of the Governance and Nominating Committee and as a member of the Audit Committee and the Compensation Committee. As a member of a Board Committee, Mr. Shelton received compensation in the amount of $500 per month for the six month period of July 1, 2013 through December 31, 2013. On July 3, 2013, Mr. Shelton received a grant to purchase 22,936 shares of common stock valued at $21,779 using Black-Scholes Option Pricing. The options are exercisable at $1.19/share, vest over a period of one year and expire ten years from the date of grant. During the year ended December 31, 2013, the Company recognized compensation costs of $7,259 based on the fair value of Mr. Shelton’s options that vested and $3,000 for Mr. Shelton’s Board Committee fees.

(7)	Mr. Stubbs serves as chairman of the Audit Committee and as a member of the Compensation Committee. As a member of a Board Committee, Mr. Stubbs received compensation in the amount of $500 per month for the six month period of July 1, 2013 through December 31, 2013. On July 3, 2013, Mr. Stubbs received a grant to purchase 22,936 shares of common stock valued at $21,836 using Black-Scholes Option Pricing. The options are exercisable at $1.09/share, vest over a period of one year and expire ten years from the date of grant. As chairman of the Audit Committee, Mr. Stubbs received an additional grant of options on July 3. 2013 to purchase 25,000 shares of common stock valued at $23,252 using Black-Scholes Option Pricing. These options are exercisable at $1.09/share, vested immediately upon grant and expire ten years from the date of grant. During the year ended December 31, 2013, the Company recognized compensation costs of $34,269 based on the fair value of Mr. Stubb’s options that vested and $3,000 for Mr. Stubb’s Board Committee fees.

(8)	On July 3, 2013, Mr. Zinke received a grant to purchase 22,936 shares of common stock valued at $21,779 using Black-Scholes Option Pricing. The options are exercisable at $1.19/share, vest over a period of one year and expire ten years from the date of grant. During the year ended December 31, 2013, the Company recognized compensation costs of $7,259 based on the fair value of options that vested.

Two employee directors received compensation for service on the Company’s Board of Directors. On September 16, 2013, Mr. Cecil Kyte and Mr. Greggory Bigger each received a grant of 21,009 shares of common stock valued at $1.19/share for an aggregate value of $25,000 and a grant to purchase 21,009 shares of common stock valued at $21,779 using the Black-Scholes Option Pricing model. The options are exercisable at $1.19/share, vest over a period of one year and expire ten years from the date of grant. Mr. Kyte forfeited these options upon his separation from the Company on November 15, 2013. During the year ended December 31, 2013, the Company recognized compensation costs of $7,259 based on the fair value of Mr. Bigger’s options that vested. Mr. Kyte received $1,500 for service on Board Committees in the year ending December 31. 2013.

Subsequent to the reporting period of this Form 10-K filing, effective as of January 1, 2014, the Company’s Board of Directors adopted a resolution to suspend compensation to the Board of Directors under the Company’s current compensation plan. The Board intends to adopt a new equity-based compensation plan in the future, specifically excluding any direct grants of common stock and excluding any compensation to employee directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2013.

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each of our directors;
•	the Company’s Chief Executive Officer, who also holds the positions of Chief Financial Officer and President, is the only person serving as a Named Executive as of December 31, 2013 whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company (such individuals are hereafter referred to as the “Named Executive Officers”); and all of our directors and executive officers serving as a group.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Shares Beneficially Owned (2)
Named Executive Officers and Director
Bigger, Greggory – Chief Executive Officer, Chief Financial Officer, President, Director (3)	2,121,009	1.20%
Charles R. Blum – Director (4)	1,965,021	1.11%
Dickson, Donald	14,620	0.01%
Shelton, Nathan – Director (5)	327,521	0.19%
Stubbs, Mark – Director	22,936	0.01%
Ryan Zinke – Director	22,936	0.01%
All directors and executive officers as a group (6)	4,474,043	2.81%

____________

(1)	Unless otherwise indicated, the address of each listed person is c/o Save the World Air, Inc., 735 State Street, Suite 500, Santa Barbara, California 93101.

(2)	Percentage of beneficial ownership is based upon 176,242,817 shares of the Company’s common stock outstanding as of December 31, 2013. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Includes options to purchase 2,000,000 shares of the Company’s common stock exercisable within 60 days of December 31, 2013.

(4)	Includes options to purchase 1,588,679 shares of the Company’s common stock exercisable within 60 days of December 31, 2013.

(5)	Includes options to purchase 304,585 shares of the Company’s common stock exercisable within 60 days of December 31, 2013.

(6)	Effective November 15, 2013, Mr. Cecil Bond Kyte resigned as Chief Executive Officer and as a member of the Board of Directors. Mr. Kyte held a beneficial ownership in 14,970,206 shares of common stock, including options to purchase 11,660,000 shares of the Company’s common stock exercisable within 60 days of December 31, 2013. Including Mr. Kyte as a Named Executive Officer would increase the beneficial ownership of all directors and executive officers as a group to 19,444,249 shares which equals 11.30% of common stock

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Accrued Expenses and Accounts Payable - Related Parties

As of December 31, 2013 and December 31, 2012, the Company had accounts payable to related parties in the amount of $85,869 and $65,192, respectively. These amounts are unpaid Directors Fees and unpaid Company expenses incurred by Officers and Directors.

As of December 31, 2013 and December 31, 2012, the Company accrued the unpaid salaries, unused vacation and the corresponding payroll taxes of Officers in the aggregate of $576,159 and $468,086, respectively. Included in these accruals are the unpaid salaries of the former Chief Executive Officer (CEO) of the Company of $306,250 and $0, respectively pursuant to November 2013 settlement agreement, former President and current member of the Company’s Board of Directors of $195,429 and $255,429, respectively and the former Chief Financial Officer (CFO) of the Company of $0 and $155,000 respectively. The Company agreed to a monthly payment of $5,000 up to $29,167 to these Officers until their unpaid salaries are fully settled.

Bonus Paid to Officers

General and administrative expenses for the year ended December 31, 2013 include a cash bonus in the aggregate of $259,000 paid to Officers including a grant of common stock valued at $109,000. There were no such bonuses in during the year ended December 31, 2012 and 2011.

Consulting Fees Paid to Related Party

During the year ended December 31, 2013 the Company incurred consulting fees of $60,000 to a consulting firm controlled by a member of our Board of Directors.

Director Independence

The Company believes Mr. Dickson, Mr. Shelton, Mr. Stubbs and Mr. Zinke are independent, and Mr. Bigger and Mr. Blum are non-independent.

Item 14.  Principal Accounting Fees and Services

The Audit Committee has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2013.

Weinberg & Company, P.A. was first appointed in fiscal year 2003, and has audited our financial statements for fiscal years 2002 through 2013.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2013, 2012 and 2011.

	Amount
	Fiscal	Fiscal	Fiscal
Type of Fee	Year 2013	Year 2012	Year 2011
Audit(1)	$126,662	$121,340	$83,162
Audit Related(2)	–	–	–
Taxes (3)	6,675	6,430	7,693
All Other (4)	–	–	–
Total	$133,337	$127,770	$90,855

1)	This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.
2)	Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.
3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
4)	Represents aggregate fees charged for products and services other than those services previously reported.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K.

Financial Statements:

Reference is made to the contents to the consolidated financial statements of Save the World Air, Inc. under Item 7 of this Form 10-K.

(b)	Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(73)	Articles of Incorporation, as amended, of the Registrant.
3.2(72)	Amended and Restated Bylaws of the Registrant.
10.1(2)	Commercial Sublease dated October 16, 2003 between the Registrant and KZ Golf, Inc.
10.2(9)	Amendment dated June 15, 2004 to Exhibit 10.1
10.3 (10)	Amendment dated August 14, 2005 to Exhibit 10.1
10.4(10)	General Tenancy Agreement dated March 14, 2006 between the Registrant and Autumlee Pty Ltd.
10.5(3)	Agreement dated December 13, 2002 between the Registrant and RAND.
10.6(2)**	Agreement dated May 7, 2003 between the Registrant and RAND.
10.7(5)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.5
10.8(5)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.5
10.9(5)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.5
10.10(4)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.11(4)	Assignment and Bill of Sale dated May 28, 2002 between the Registrant and Kevin Charles Hart.
10.12(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Eugene E. Eichler.
10.13(15)†	Severance Agreement dated November 8, 2006 between the Registrant and Eugene E. Eichler
10.14(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Bruce H. McKinnon.
10.15(6)	Save the World Air, Inc. 2004 Stock Option Plan
10.16(8)	Form of Incentive Stock Option Agreement under 2004 Stock Option Plan
10.17(8)	Form of Non-Qualified Stock Option Agreement under 2004 Stock Option Plan
10.18(8)	Consulting Agreement dated as of October 1, 2004 between the Registrant and John Fawcett
10.19(7)	License Agreement dated as of July 1, 2004 between the Registrant and Temple University – The Commonwealth System of Higher Education
10.20(8)	Consulting Agreement dated as of November 19, 2004 between the Registrant and London Aussie Marketing, Ltd.
10.21(13)	Amendment dated September 14, 2006 to Exhibit 10.20
10.22(8)†	Employment Agreement dated September 1, 2004 with Erin Brockovich
10.23(15)†	Amendment dated as of July 31, 2006 to Exhibit 10.22
10.24(8)	Assignment of Patent Rights dated as of September 1, 2003 between the Registrant and Adrian Menzell

10.25(8)	Global Deed of Assignment dated June 26, 2004 between the Registrant and Adrian Menzell
10.26(11)†	Amended and Restated Employment Agreement dated as of March 1, 2006 between the Registrant and John Richard Bautista III
10.27(9)	Lease dated August 15, 2005 between the Registrant and Thomas L. Jackson
10.28(10)	Amendment dated February 1, 2006 to Exhibit 10.27
10.29(10)	Form of 9% Convertible Note issued in the 2005 Interim Financing
10.30(10)	Form of Stock Purchase Warrant issued in the 2005 Interim Financing
10.31(10)	Form of Stock Purchase Warrant issued in the 2005 Bridge Financing
10.32(11)	Form of Stock Purchase Warrant issued in 2006 Regulation S financing
10.33(11)	Form of Stock Purchase Warrant issued in 2006 PIPE financing
10.34(12)	Commercial Sublease between the Registrant and KZG Golf dated January 1, 2006
10.35(12)	Investment Agreement dated September 15, 2006 between the Registrant and Dutchess Private Equities Fund
10.36(12)	Registration Rights Agreement dated September 15, 2006 between the registrant and Dutchess Private Equities Fund, LLP
10.37(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.38(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.39(17)	R&D Agreement between the Registrant and Temple University dated February 2, 2007
10.40(14)	Note Purchase Agreement dated December 5, 2006 between the registrant and Morale Orchards LLC
10.41(14)	Form of Stock Purchase Warrant issued to Morale Orchards LLC
10.42(14)	Form of Convertible Note issued to Morale Orchards LLC
10.43(16)	Consulting Agreement dated January 4, 2007 between the Registrant and Spencer Clarke LLC
10.44(15)	Agreement dated as of July 15, 2006 between the Company and SS Sales and Marketing Group
10.45(15)	Engagement Agreement between the Registrant and Charles K. Dargan II
10.46(15)	Form of 10% Convertible Note issued in 2007 PIPE Offering
10.47(15)	Form of Stock Purchase Warrant issued in 2007 PIPE Offering
10.48(18)	Appointment of New Directors, Nathan Shelton, Steven Bolio and Dennis Kenneally
10.49(19)	Issuance of RAND Final Report
10.50(20)	Delisting from OTCBB to OTC Pink Sheets
10.51(21)	Resignation of Director, Dennis Kenneally
10.52(22)	Resignation of Officer, Bruce H. McKinnon
10.53(23)	Form of 10% Convertible Note issued in 2007 Spring Offering
10.54(23)	Form of Stock Purchase Warrant issued in 2007 Spring Offering
10.55(24)	Termination of North Hollywood Lease
10.56(25)	Modification Agreement of 10% 2007 PIPE Convertible Notes
10.57(26)	Form of 10% Convertible Note issued in 2007 Summer Offering
10.58(26)	Form of Stock Purchase Warrant issued in 2007 Summer Offering
10.59(27)	Resignation of Director, J. Joseph Brown
10.60(28)	Resignation of Chief Financial Officer and Appointment of Interim Chief Financial Officer
10.61(29)	Severance Agreement dated June 15, 2007 between Registrant and Bruce H. McKinnon
10.62(30)	Resignation of Director, Bruce H. McKinnon
10.63(31)	Second Modification Agreement of 10% 2007 PIPE Convertible Notes
10.64(32)	Form of 10% Convertible Note issued in 2007 Fall Offering
10.65(32)	Form of Stock Purchase Warrant issued in 2007 Fall Offering
10.66(33)	Resignation of Director, Joseph Helleis
10.67(34)	Form of 10% Convertible Note issued in 2007/8 Winter Offering
10.68(34)	Form of Stock Purchase Warrant issued in 2007/8 Winter Offering
10.69(34)	Modification and Satisfaction Agreement of Convertible Notes with Morale Orchards, LLP and Matthews & Partners

10.70(35)	Termination of employment relationship with John Bautista
10.71(36)	Form of 10% Convertible Note issued in 2008 Summer Offering
Form of Stock Purchase Warrant issued in 2008 Summer Offering
10.72(37)	Form of 10% Convertible Note issued in 2008 Fall Offering
Form of Stock Purchase Warrant issued in 2008 Fall Offering
10.73(38)	Form of 10% Convertible Note issued in 2008 Winter Offering
Form of Stock Purchase Warrant issued in 2008 Winter Offering
10.74(39)	Letter Agreement with Temple University extending default date
10.75(40)	Notice of first payment to Temple University under Letter Agreement
Announcement of date of 2010 Annual Shareholder Meeting
Appointment of Cecil Bond Kyte as new Chief Executive Officer
10.76(41)	Form of 10% Convertible Note issued in 2009 Winter Offering
Form of Stock Purchase Warrant issued in 2009 Winter Offering
10.77(42)	Employment Agreement with Cecil Bond Kyte
10.78(43)	Form of 10% Convertible Note issued in 2009 Winter #2 Offering
Form of Stock Purchase Warrant issued in 2009 Winter #2 Offering
10.79(44)	Form of 10% Convertible Note issued in 2009 Spring Offering
Form of Stock Purchase Warrant issued in 2009 Spring Offering
10.80(45)	Form of 7% Convertible Note issued in 2009 Summer Offering
Form of Stock Purchase Warrant issued in 2009 Summer Offering
10.81(46)	Passing of Steven Bolio, Company Director
10.82(47)	Form of 7% Convertible Note issued in 2009 Wellfleet Offering
Form of Stock Purchase Warrant issued in 2009 Wellfleet Offering
10.83(48)	Form of 7% Convertible Note issued in 2009 Fall Offering
Form of Stock Purchase Warrant issued in 2009 Fall Offering
10.84(49)	Letter to Shareholders
10.85(50)	Form of 10% Convertible Note issued in 2010 Winter Offering
Form of Stock Purchase Warrant issued in 2010 Winter Offering
10.86(51)	Settlement of Bruce H. McKinnon Arbitration Award
10.87(52)	Form of 10% Convertible Note Issued in 2010 Spring Offering
Form of Stock Purchase Warrant issued in to2010 Spring Offering
10.88(53)	Form of 10% Convertible Note Issued in 2010 Summer Offering
Form of Stock Purchase Warrant issued in 2010 Summer Offering
10.89(54)	Form of 10% Convertible Note issued in 2010 Fall Offering
Form of Stock Purchase Warrant issued in 2010 Fall Offering
10.90(55)	Form of 10% Convertible Note issued in 2010 Fall Offering #2
Form of Stock Purchase Warrant issued in 2010 Fall Offering #2
10.91(56)	Resignation of Director John A. Price
10.92(57)	Form of 10% Convertible Note issued in 2011 Winter Offering
Form of Stock Purchase Warrant issued in 2011 Winter Offering
10.93(58)	Amendment to Employment Contract with Cecil Kyte
Announcement of date of 2011 Annual Shareholder Meeting
10.94(59)	License Agreement between the Registrant and Temple University dated August 9, 2011
10.96(60)	Form of 10% Convertible Note Issued in 2011 Spring Offering
Form of Stock Purchase Warrant issued in 2011 Spring Offering
10.97(61)	Form of 10% Convertible Note Issued in 2011 Summer Offering
Form of Stock Purchase Warrant Issued in 2011 Summer Offering
10.94(62)	Form of 10% Convertible Note Issued in 2011 Fall Offering
Form of Stock Purchase Warrant Issued in 2011 Fall Offering

10.95(63)	Final Report of the Rocky Mountain Oilfield Testing Center of Viscosity Reduction Device (AOT)
10.96(64)	Form of 10% Convertible Note Issued in 2011 Fall#2 Offering
Form of Stock Purchase Warrant Issued in 2011 Fall#2 Offering
10.97(65)	Letter of Intent between Registrant and Heng He Xing Ye Technology Development Co., Ltd. dated October 19,2011
10.98(66)	Announcement of resignation of Eugene E. Eichler, Interim Chief Financial Officer for health reasons.
10.99(67)	Form of 10% Convertible Note Issued in 2011 Fall#3 Offering
Form of Stock Purchase Warrant Issued in 2011 Fall#3 Offering
10.100(68)	Form of 10% Convertible Note Issued in 2012 Winter Offering
Form of Stock Purchase Warrant Issued in 2012 Winter Offering
10.101	Employment Agreement with Gregg Bigger, Chief Financial Officer
10.102(69)	Letter of Intent between Registrant and LG Partners LLC (“LGP”)
10.103(70)	Cooperation Framework Agreement between Registrant and Heng He Xing Technology Development Co., Ltd (TDC) dated March 9, 2012
10.104	U.S. Department of Energy Agreement dated February 6, 2012
10.105*	Continental Divide, LLC Agreement dated January 2, 2013
10.106(71)	Equipment Lease/Option to Purchase Agreement with TransCanada Keystone Pipeline, L.P.
10.107*	Amendment to Greggory M. Bigger Employment Contract.
10.108*	Cecil Bond Kyte Separation Agreement
21	List of Subsidiaries
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.
(2)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002.
(3)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.
(4)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.
(5)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2004.
(6)	Incorporated by reference from Appendix C of Registrant’s Schedule 14A filed on April 30, 2004, in connection with its Annual Meeting of Stockholders held on May 24, 2004.

(7)	Incorporated by reference from Registrant’s Form 8-K filed on July 12, 2004.
(8)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.
(9)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended September 30, 2005
(10)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005
(11)	Incorporated by reference from Registrant’s Form SB-2 filed on June 28, 2006 (SEC File No. 333- 333-135415)
(12)	Incorporated by reference from Registrant’s Form 8-K filed on September 21, 2006
(13)	Incorporated by reference from Registrant’s Form SB-2 filed on October 6, 2006 (SEC File No. 333-137855)
(14)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2006
(15)	Incorporated by reference from Registrant’s Form 10KSB for the fiscal year ended December 31, 2006
(16)	Incorporated by reference from Registrant’s Form 8-K filed on January 10, 2007
(17)	Incorporated by reference from Registrant’s Form 8-K filed on February 8, 2007
(18)	Incorporated by reference from Registrant’s Form 8-K filed on February 16, 2007
(19)	Incorporated by reference from Registrant’s Form 8-K filed on May 3, 2007
(20)	Incorporated by reference from Registrant’s Form 8-K filed on May 22 2007
(21)	Incorporated by reference from Registrant’s Form 8-K filed on June 8, 2007
(22)	Incorporated by reference from Registrant’s Form 8-K filed on June 15, 2007
(23)	Incorporated by reference from Registrant’s Form 8-K filed on July 2, 2007
(24)	Incorporated by reference from Registrant’s Form 8-K filed on July 18, 2007
(25)	Incorporated by reference from Registrant’s Form 8-K filed on August 30, 2007
(26)	Incorporated by reference from Registrant’s Form 8-K filed on October 9, 2007
(27)	Incorporated by reference from Registrant’s Form 8-K filed on October 23, 2007
(28)	Incorporated by reference from Registrant’s Form 8-K filed on November 9, 2007
(29)	Incorporated by reference form Registrant’s Form 10QSB for the nine months ended September 30, 2007
(30)	Incorporated by reference from Registrant’s Form 8-K filed on November 15, 2007
(31)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2007
(32)	Incorporated by reference from Registrant’s Form 8K filed on December 20, 2007
(33)	Incorporated by reference from Registrant’s Form 8K filed on February 25, 2010
(34)	Incorporated by reference from Registrant’s Form 8K filed on March 11, 2010
(35)	Incorporated by reference from Registrant’s Form 8K filed on March 27, 2010
(36)	Incorporated by reference from Registrant’s Form 8K filed on September 3, 2010
(37)	Incorporated by reference from Registrant’s Form 8K filed on November 6, 2010
(38)	Incorporated by reference from Registrant’s Form 8K filed on December 11, 2010
(39)	Incorporated by reference from Registrant’s Form 8K filed on January 13, 2010
(40)	Incorporated by reference from Registrant’s Form 8K filed on January 27, 2010
(41)	Incorporated by reference from Registrant’s Form 8K filed on January 26, 2010
(42)	Incorporated by reference from Registrant’s Form 10K for the twelve months ended December 31, 2010

(43)	Incorporated by reference from Registrant’s Form 8-K filed on March 12, 2010
(45)	Incorporated by reference from Registrant’s Form 8-K filed on September 30, 2010
(46)	Incorporated by reference from Registrant’s Form 8-K filed on November 24, 2010
(47)	Incorporated by reference from Registrant’s Form 8-K filed on December 7, 2010
(48)	Incorporated by reference from Registrant’s Form 8-K filed on February 3, 2010
(49)	Incorporated by reference from Registrant’s Form 8-K filed on March 22, 2010
(50)	Incorporated by reference from Registrant’s Form 8-K filed on April 8, 2010
(51)	Incorporated by reference from Registrant’s Form 8-K filed on April 13, 2010
(52)	Incorporated by reference from Registrant’s Form 8-K filed on May 7, 2010
(53)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2010
(54)	Incorporated by reference from Registrant’s Form 8-K filed on November 11, 2010
(55)	Incorporated by reference from Registrant’s Form 8-K filed on December 6, 2010
(56)	Incorporated by reference from Registrant’s Form 8-K filed on February 25, 2011
(57)	Incorporated by reference form Registrant’s Form 8-K filed on March 7, 2011
(58)	Incorporated by reference from Registrant’s Form 8-K filed on March 9, 2011
(59)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2011
(60)	Incorporated by reference from Registrant’s Form 8-K filed on June 9, 2011
(61)	Incorporated by reference from Registrant’s Form 8-K filed on August 10, 2011
(62)	Incorporated by reference from Registrant’s Form 8-K filed on October 21, 2011
(63)	Incorporated by reference from Registrant’s Form 8-K filed on October 25, 2011
(64)	Incorporated by reference from Registrant’s Form 8-K filed on December 14, 2011
(65)	Incorporated by reference from Registrant’s Form 8-K filed on December 27, 2011
(66)	Incorporated by reference from Registrant’s Form 8-K filed on January 4, 2012
(67)	Incorporated by reference from Registrant’s Form 8-K filed on January 23, 2012
(68)	Incorporated by reference from Registrant’s Form 8-K filed on February 8, 2012
(69)	Incorporated by reference from Registrant’s Form 8-K filed on March 16, 2012
(70)	Incorporated by reference from Registrant’s Form 8-K filed on March 20, 2012
(71)	Incorporated by reference from Registrant’s Form 8-K filed on August 1, 2013
(72)	Incorporated by reference from Registrant’s Form 8-K filed on July 8, 2013
(73)	Incorporated by reference from Registrant’s Form 8-K filed on December 20, 2013

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorize.

Save The World Air, Inc.

Date: March 17, 2014	By:	/s/ GREGGORY BIGGER
Greggory Bigger
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Greggory Bigger as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ GREGGORY BIGGER	Chief Executive Officer and Chairman of the Board of Directors	March 17, 2014
Greggory Bigger

/s/ CHARLES R. BLUM	Director	March 17, 2014
Charles R. Blum

/s/ DONALD DICKSON	Director	March 17, 2014
Donald Dickson

/s/ NATHAN SHELTON	Director	March 17, 2014
Nathan Shelton

/s/ MARK STUBBS	Director	March 17, 2014
Mark Stubbs

/s/ RYAN ZINKE	Director	March 17, 2014
Ryan Zinke

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

DECEMBER 31, 2013, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Save the World Air, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Save the World Air, Inc. and Subsidiary (a development stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2013 and for the period from February 18, 1998 (date of inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Save the World Air, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2013 and for the period from February 18, 1998 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Save the World Air, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is in the development stage, has not generated any revenues from operations to date, has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its debt and equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of:

Save the World Air , Inc. and Subsidiary

We have audited Save the World Air, Inc. and Subsidiary’s (a development stage company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Save the World Air, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Save the World Air, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Save the World Air, Inc. and Subsidiary as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2013 and for the period from February 18, 1998 (date of inception) through December 31, 2013, of Save the World Air, Inc. and Subsidiary and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 17, 2014

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
ASSETS	2013	2012
Current assets:
Cash	$4,137,068	$1,601,791
Other current assets	56,930	40,132
Total current assets	4,193,998	1,641,923
Property and Equipment, net of accumulated depreciation of $33,355 and $249,040 at December 31, 2013 and December 31, 2012 respectively	35,771	55,674
Other assets	5,830	10,330
Total assets	$4,235,599	$1,707,927

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable-license agreements	$185,450	$315,850
Accounts payable-other	184,597	411,346
Accrued expenses and Accounts Payable-related parties	662,028	533,278
Accrued expenses-other	128,208	123,835
Fair value of derivative liabilities	–	3,221,138
Total current liabilities	1,160,283	4,605,447

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $.001 par value: 300,000,000 shares authorized 176,242,817 and 143,667,570 shares issued and outstanding at December 31, 2013 and December 31, 2012 respectively	176,243	143,668
Additional paid-in capital	95,937,936	79,340,666
Deficit accumulated during the development stage	(93,038,863)	(82,381,854)
Total stockholders’ equity (deficiency)	3,075,316	(2,897,520)
Total liabilities and stockholders’ equity (deficiency)	$4,235,599	$1,707,927

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Inception
				(February 18,
	Year ended			1998) to
	December 31			December 31
	2013	2012	2011	2013
Net sales	$–	$–	$–	$69,000
Cost of goods sold	–	–	–	24,120
Gross profit	–	–	–	44,880
Operating expenses	11,883,975	7,187,170	6,698,181	62,954,280
Research and development expenses	2,011,486	963,184	1,318,783	10,681,167
Non-cash patent settlement costs	–	–	–	1,610,066
Loss before other income (expense)	(13,895,461)	(8,150,354)	(8,016,964)	(75,200,633)
Other income (expense)
Other income (loss)	(23,895)	24,723	48,000	192,800
Interest income	–	–	–	16,342
Interest and financing expense	(260)	(3,627,732)	(5,084,253)	(20,304,609)
Gain (loss) due to change in fair value of derivative liabilities	(220,614)	(4,023,094)	2,021,536	(2,115,507)
Gain on extinguishment of derivative liabilities	3,441,752	2,445,095	–	5,886,847
Costs of private placement	–	–	–	(1,640,715)
Costs to induce conversion of notes	–	–	–	(469,043)
Gain on disposition of equipment	41,923	–	–	27,497
Settlement of debt due Morale/Matthews	–	–	–	(927,903)
Settlement of litigation and debt	346	239,775	175,934	1,505,143
Net loss before provision for income taxes	(10,656,209)	(13,091,587)	(10,855,747)	(93,029,781)
Provision for income taxes	800	800	800	9,082

Net loss	$(10,657,009)	$(13,092,387)	$(10,856,547)	$(93,038,863)
Net loss per common share, basic and diluted	$(0.07)	$(0.10)	$(0.10)
Weighted average common shares outstanding, basic and diluted	160,958,284	128,667,391	104,103,109

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2013

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders' Equity
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	(Deficiency)
Balance, February 18, 1998 date of inception)		–	$–	$–	$–	$–	$0	$–
Issuance of common stock on April 18, 1998	$.0015 - .01	10,030,000	10,030	–	14,270	–	–	24,300
Net loss		–	–	–	–	–	(21,307)	(21,307)
Balance, December 31, 1998		10,030,000	$10,030	$–	$14,270	$–	$(21,307)	$2,993
Issuance of common stock on May 18, 1999	$1.00 - 6.40	198,003	198	–	516,738	–	–	516,936
Issuance of common stock for ZEFS on September 14, 1999		5,000,000	5,000	–	–	–	–	5,000
Stock issued for professional services on May 18, 1999	$0.88	69,122	69	–	49,444	–	–	49,513
Net loss		–	–	–	–	–	(1,075,264)	(1,075,264)
Balance, December 31, 1999		15,297,125	$15,297	$–	$580,452	$–	$(1,096,571)	$(500,822)
Issuance of common stock for services	$0.38 - $5.31	305,810	306	–	588,704	–	–	589,010
Stock issued for employee compensation on February 8, 2000	$1.03-$5.31	42,000	42	–	137,378	–	–	137,420
Stock issued for directors fees	$3.38-$4.44	56,000	56	–	195,584	–	–	195,640
Common stock cancelled		(55,000)	(55)		(64,245)			(64,300)
Net loss		–	–	–	–	–	(1,270,762)	(1,270,762)
Balance, December 31, 2000		15,645,935	$15,646	$–	$1,437,873	$–	$(2,367,333)	$(913,814)

(continued)

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2013

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Acxumulated During the Development	Total Stockholders'
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency
Balance, December 31, 2000		15,645,935	$15,646	$–	$1,437,873	$–	$(2,367,333)	$(913,814)
Issuance of common stock for services	$0.25-$1.65	1,339,912	1,340	–	1,031,231	–	–	1,032,571
Stock issued for directors fees	$0.60-$0.95	1,100,000	1,100	–	1,008,900	–	–	1,010,000
Intrinsic value of options issued to employees		–	–	–	2,600,000	(2,600,000)	–	–
Fair value of options issued to non-employees		–	–	–	142,318	–	–	142,318
Amortization of deferred compensation		–	–	–		191,667	–	191,667
Net loss		–	–	–		–	(2,735,013)	(2,735,013)
Balance, December 31, 2001		18,085,847	$18,086	$–	$6,220,322	$(2,408,333)	$(5,102,346)	$(1,272,271)
Stock issued for directors fees	$0.40	2,150,000	2,150	–	857,850	–	–	860,000
Common stock sold -2,305,000 shares)	$0.15-0.25	–	–	389,875	–	–	–	389,875
Fair value of options issued to non-employees for services		–	–	–	54,909	(54,909)	–	–
Amortization of deferred compensation		–	–	–	–	891,182	–	891,182
Net loss		–	–	–	–	–	(2,749,199)	(2,749,199)
Balance, December 31, 2002		20,235,847	$20,236	$389,875	$7,133,081	$(1,572,060)	$(7,851,545)	$(1,880,413)

(continued)

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2013

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders'
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency
Balance, December 31, 2002		20,235,847	$20,236	$389,875	$7,133,081	$(1,572,060)	$(7,851,545)	$(1,880,413)
Common stock issued previously paid for	$0.15-0.25	2,305,000	2,305	(433,750)	431,445	–	–	–
Sale of common stock	$0.25	9,504,000	9,504		2,366,439	–	–	2,375,943
Issuance of common stock for services	$0.55	83,414	83	–	45,794	–	–	45,877
Common stock issued for convertible debt	$0.25	2,000,000	2,000	–	498,000	–	–	500,000
Finders’ fees related to stock issuances		–	–	43,875	(312,582)	–	–	(268,707)
Common stock sold- 25,000 shares)	$0.25	–	–	6,250	–	–	–	6,250
Amortization of deferred compensation		–	–	–	–	863,727	–	863,727
Net loss		–	–	–	–	–	(2,476,063)	(2,476,063)
Balance, December 31, 2003		34,128,261	$34,128	$6,250	$10,162,177	$(708,333)	$(10,327,608)	$(833,386)

(continued)

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2013

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders'
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency
Balance, December 31, 2003		34,128,261	$34,128	$6,250	$10,162,177	$(708,333)	$(10,327,608)	$(833,386)
Common stock issued previously paid for	$0.25	25,000	25	(6,250)	6,225	–	–	–
Sale of common stock	$1.00	1,272,500	1,273	119,000	1,271,227	–	–	1,391,500
Stock issued for services	$0.15-$1.70	1,268,560	1,268		1,388,663			1,389,931
Stock issued for directors fees	$1.50	50,000	50	–	74,950	–	–	75,000
Common stock issued for convertible debt	$1.53	60,000	60	–	91,740	–	–	91,800
Common stock issued upon exercise of warrants and options	$0.20 -$.40	960,500	960	–	193,240	–	–	194,200
Common stock issued for patent settlement	$1.24	20,000	20	–	24,780	–	–	24,800
Fair value of warrants issued		–	–	–	1,614,138	–	–	1,614,138
Fair value of options issued to employees		–	–	–	248,891	(248,891)	–	–
Fair value of options issued to non-employees		–	–	–	55,381	(55,381)	–	–
Amortization of deferred compensation		–	–	–	–	936,537	–	936,537
Finders’ fees related to stock issuances					(88,384)
Net loss		–	–	–	–	–	(6,803,280)	(6,803,280)
Balance, December 31, 2004		37,784,821	$37,784	$119,000	$15,043,028	$(76,068)	$(17,130,888)	$(2,007,144)

(continued)

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2013

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders'
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency
Balance, December 31, 2004		37,784,821	$37,784	$119,000	$15,043,028	$(76,068)	$(17,130,888)	$(2,007,144)
Common stock issued previously paid for	$1.00	119,000	119	(119,000)	118,881	–	–	–
Sale of common stock	$1.00	1,530,500	1,530	–	1,528,970	–	–	1,530,500
Common stock issued upon exercise of warrants	$0.40-$1.00	500	1	–	199	–	–	200
Common stock to be issued for settlement of payables		–	–	612,521		–	–	612,521
Fair value of options issued for settlement costs		–	–	–	31,500	–	–	31,500
Fair value of warrants issued		–	–	–	18,462	–	–	18,462
Fair value of warrants issued and intrinsic value of beneficial conversion associated with convertible notes		–	–	–	1,453,181	–	–	1,453,181
Fair value of options issued to employees		–	–	–	243,750	(243,750)	–	–
Amortization of deferred compensation		–	–	–	–	177,631	–	177,631
Finders’ fees related to stock issuances		–	–	–	(109,840)	–	–	(109,840)
Common stock cancelled		(8,047,403)	(8,047)	–	8,047	–	–	–
Net loss		–	–	–	–	–	(3,115,186)	(3,115,186)
Balance, December 31, 2005		31,387,418	$31,387	$612,521	$18,336,178	$(142,187)	$(20,246,074)	$(1,408,175)

(continued)

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2013

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deferred	Deficit Accumulated During the Development	Total Stockholders'
	Share	Shares	Amount	Issued	Capital	Compensation	Stage	Deficiency
Balance, December 31, 2005		31,387,418	$31,387	$612,521	$18,336,178	$(142,187)	$(20,246,074)	$(1,408,175)
Common stock issued paid for previously		846,549	847	(612,521)	611,674	–	–	–
Sale of common stock	$1.00-$1.89	1,360,537	1,360	60,000	2,401,048	–	–	2,462,408
Common stock issued upon exercise of warrants	$0.50-$1.50	2,583,533	2,584	–	1,794,944	–	–	1,797,528
Common stock to be issued for convertible debt	$0.70	3,416,186	3,417	–	2,356,449	–	–	2,359,866
Common stock to be issue for out of line of credit	$0.55-$1.22	487,483	487	–	379,610	–	–	380,097
Fair value of options issued to employees		–	–	–	2,253,263	–	–	2,253,263
Fair value of options issued for settlement costs		–	–	–	31,500	–	–	31,500
Fair value of warrants issued for services		–	–	–	463,627	–	–	463,627
Fair value of warrants issued and intrinsic value of beneficial conversion associated with convertible notes		–	–	–	1,260	–	–	1,259,696
Write off of deferred compensation		–	–	–	(142,187)	142,187	–	–
Finders’ fees related to stock issuances		–	–	–	(284,579)	–	–	(284,579)
Fees paid on equity line of credit		–	–	–	(30,402)	–	–	(30,402)
Net loss		–	–	–	–	–	(10,181,523)	(10,181,523)
Balance, December 31, 2006		40,081,757	$40,082	$60,000	$29,430,821	$–	$(30,427,597)	$(896,694)

(continued)

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2013

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2006		40,081,757	$40,082	$60,000	$29,430,821	$(30,427,597)	$(896,694)
Common stock issued previously paid for		2,597,524	2,598	(60,000)	57,402	–	–
Common stock to be issued for convertible debt	$0.17 - $.53	1,910,711	1,911	–	524,569	–	526,480
Common stock issued for out of line of credit	$0.27 - $.73	1,880,421	1,880	–	990,175	–	992,055
Common stock granted for services		–	–	4,000		–	4,000
Fair value of options issued to employees		–	–	–	67,592	–	67,592
Fair value of warrants issued for services		–	–	–	35,340	–	35,340
Fair value of warrants issued and intrinsic value of beneficial conversion associated with convertible notes		–	–	–	1,253,548	–	1,253,548
Fees paid on equity line of credit		–	–	–	(79,364)	–	(79,364)
Net loss		–	–	–	–	(6,262,743)	(6,262,743)
Balance, December 31, 2007		46,470,413	$46,471	$4,000	$32,280,083	$(36,690,340)	$(4,359,786)
Common stock issued for convertible debt	$0.17 - $.53	5,575,082	5,574	16,500	1,936,171	–	1,958,245
Common stock issued for Morale/ Matthews settlement	$0.38	7,421,896	7,422	–	2,776,289	–	2,783,711
Common stock issued for services	$0.17 - $.49	2,398,850	2,399	–	516,230	–	518,629
Common stock issued upon exercise of warrants	$0.50	1,064,650	1,065	–	531,260	–	532,325
Fair value of options issued as compensations		–	–	–	645,745	–	645,745
Fair value of warrants issued and intrinsic value of beneficial conversion with convertible notes		–	–	–	1,323,077	–	1,323,077
Fair value of warrants issued to PIPE holders		–	–	–	116,913	–	116,913
Common stock issued for services	$0.17	10,000	10	(4,000)	3,990	–	–
Net loss for the year ended December 31 2008		–	–	–	–	(6,052,724)	(6,052,724)
Balance, December 31, 2008		62,940,891	$62,941	$16,500	$40,129,758	$(42,743,064)	$(2,533,865)

(continued)

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2013

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2008		62,940,891	$62,941	$16,500	$40,129,758	$(42,743,064)	$(2,533,865)
Common stock and warrants issued to induce conversion of notes	$.15-.50	459,732	460		300,243	–	300,703
Common stock issued for previously converted notes	$0.17	97,059	97	(16,500)	16,403	–	–
Common stock issued for services	$.33-.51	1,482,000	1,482	–	595,438	–	596,920
Common stock issued for settlement of accounts payable	$.20-.38	495,615	496	–	128,986	–	129,482
Fair value of warrants issued to shareholder for loan	-	–	–	–	1,248	–	1,248
Fair value of options issued as compensation		–	–	–	89,802	–	89,802
Common stock issued upon exercise of options	$0.27	83,333	83	–	22,417	–	22,500
Fair value of warrants and beneficial conversion feature of issued convertible notes		–	–	–	540,324	–	540,324
Net loss for the year ended December 31, 2009		–	–		–	(6,194,950)	(6,194,950)
Balance, December 31, 2009		71,289,396	$71,289	$–	$43,255,773	$(48,938,014)	$(5,610,952)
Common stock issued for convertible debt	$.15-$.50	15,851,272	15,851	–	4,401,566	–	4,417,417
Common stock issued to induce conversion of convertible debt	$0.53	224,751	225	–	118,893	–	119,118
Fair value of warrants issued to induce conversion of convertible debt		–	–	–	49,222	–	49,222
Common stock issued for services	$.43-$.48	3,710,099	3,710	–	1,381,427	–	1,385,137
Common stock issued as compensation	$.52-$.55	170,000	170	–	91,530	–	91,700
Common stock issued for settlement of accounts payable	$0.34	12,121	12	–	4,109	–	4,121
Fair value of options issued as compensation		–	–	–	138,733	–	138,733
Common stock issued upon exercise of options	$0.27	195,555	196	–	52,604	–	52,800
Fair value of warrants issued for services		–	–	–	126,000	–	126,000
Fair value of warrants and beneficial conversion feature of issued convertible notes		–	–	–	2,305,311	–	2,305,311
Net loss for the year ended December 31, 2010		–	–		–	(9,494,906)	(9,494,906)
Balance, December 31, 2010		91,453,194	$91,453	$–	$51,925,168	$(58,432,920)	$(6,416,299)

(continued)

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2013

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2010		91,453,194	$91,453	$–	$51,925,168	$(58,432,920)	$(6,416,299)
Common stock issued and to be issued for convertible debt	$0.25	19,861,478	19,862	–	4,945,508	–	4,965,370
Common stock issued upon exercise of warrants	$0.47	81,020	81	–	(81)	–	–
Common stock issued for services	$0.25-$.60	2,800,000	2,800	–	859,200	–	862,000
Fair value of options and warrants issued as compensation		–	–	–	2,240,961	–	2,240,961
Common stock issued upon exercise of options	$0.27	77,778	78	–	20,922	–	21,000
Fair value of warrants issued to consultants		–	–	–	411,888	–	411,888
Fair value of warrants and beneficial conversion feature of issued convertible notes		–	–	–	5,666,345	–	5,666,345
Net loss for the year ended December 31, 2011		–	–	–	–	(10,856,547)	(10,856,547)
Balance, December 31, 2011		114,273,470	$114,274	$–	$66,069,911	$(69,289,467)	$(3,105,282)
Common stock issued and to be issued for convertible debt	$0.25 - 0.40	14,305,156	14,305	–	3,775,329	–	3,789,634
Common stock issued upon exercise of warrants	$0.25 - 0.40	11,787,277	11,787	–	3,305,394	–	3,317,181
Common stock issued for services	$0.30 - 1.07	2,525,000	2,525	–	1,225,725	–	1,228,250
Common stock issued upon exercise of options	$0.27 - 0.30	776,667	777	–	363,923	–	364,700
Fair value of options and warrants issued as compensation		–	–	–	2,070,426	–	2,070,426
Fair value of warrants issued to consultants		–	–	–	641,747	–	641,747
Fair value of warrants and beneficial conversion feature of issued convertible notes		–	–	–	1,888,211	–	1,888,211
Net loss for the year ended December 31, 2012		–	–	–	–	(13,092,387)	(13,092,387)
Balance, December 31, 2012		143,667,570	$143,668	$–	$79,340,666	$(82,381,854)	$(2,897,520)

(continued)

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 2013

	Price per	Common Stock		Common Stock to be	Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Share	Shares	Amount	Issued	Capital	Stage	Deficiency
Balance, December 31, 2012		143,667,570	$143,668	$–	$79,340,666	$(82,381,854)	$(2,897,520)
Common stock issued upon exercise of warrants and options, net	$0.25-$0.98	29,152,389	29,152	–	8,448,066	–	8,477,218
Common stock issued to consultants for services	$0.98	50,000	50	–	48,950	–	49,000
Common stock issued to employees and directors for compensation	$1.09-$1.71	325,455	325	–	369,788		370,113
Common stock issued as settlement	$1.02	3,047,403	3,048	–	3,105,299	–	3,108,347
Fair value of options and warrants issued as compensation		–	–	–	4,394,851	–	4,394,851
Fair value of warrants issued to settle payables		–	–	–	129,622	–	129,622
Fair value of options and warrants issued to consultants		–	–	–	100,694	–	100,694
Net loss		–	–	–	–	(10,657,009)	(10,657,009)
Balance, December 31, 2013		176,242,817	$176,243	$–	$95,937,936	$(93,038,863)	$3,075,316

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended			Inception (February 18, 1998) to
	December 31			December 31
	2013	2012	2011	2013
Cash flows from operating activities
Net loss	$(10,657,009)	$(13,092,387)	$(10,856,547)	$(93,038,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	–	–	–	505,000
Settlement of litigation and debt	(346)	(239,775)	(175,934)	(1,578,375)
Settlement of debt due Morale/Matthews	–	–	–	927,903
Stock based compensation expense	4,764,964	2,070,426	2,240,961	13,011,507
Issuance of common stock for services	49,000	1,228,250	862,000	9,312,038
Issuance of common stock as settlement	3,108,347	–	–	3,108,347
Issuance of warrants and options for legal settlement	–	–	–	36,457
Issuance of warrants for financing fees	–	–	–	153,501
Issuance of warrants and options for consulting fees	100,694	641,747	411,888	1,280,329
Increase in convertible notes related to default	–	–	2,795	299,274
Interest on related party loans	–	–	–	22,305
Patent acquisition cost	–	–	–	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	–	3,620,092	5,069,446	19,754,169
Fair value of common stock and warrants issued to induce conversion of notes	–	–	–	469,043
Costs of private placement convertible notes	–	–	–	1,640,715
Change in fair value of derivative liabilities	220,614	4,023,094	(2,021,536)	2,115,507
Gain on extinguishment of derivative liabilities	(3,441,752)	(2,445,095)	–	(5,886,847)
Amortization of deferred compensation	–	–	–	3,060,744
Gain on disposition of assets	(41,923)	–	–	(27,497)
Depreciation and amortization	15,399	36,077	34,717	546,375
Bad debt	–	–	–	1,300
Changes in operating assets and liabilities:
Accounts receivable	–	–	–	(1,380)
Prepaid expenses and other	10,202	37,775	(48,481)	(29,849)
Other assets	4,500	–	(2,310)	(5,830)
Accounts payable and accrued expenses	(43,408)	(192,796)	415,519	4,791,646
Accounts payable – license agreements	(130,400)	137,725	(478,297)	(465,687)
Accounts payable and accrued expenses – related parties	128,750	(342,718)	(178,173)	(243,968)
Net cash used in operating activities	(5,912,368)	(4,517,585)	(4,723,952)	(38,632,070)
Cash flows from investing activities
Purchase of equipment	(7,573)	(16,142)	(32,243)	(622,577)
Proceeds from sale of equipment	27,000	–	–	44,478
Net cash provided by (used in) investing activities	19,427	(16,142)	(32,243)	(578,099)
Cash flows from financing activities				–
Net proceeds under equity line of credit	–	–	–	1,262,386
(Decrease) increase in payables to related parties and stockholder	–	–	(86,947)	536,979
Advances from founding executive officer	–	–	–	517,208
Net proceeds from issuance of convertible notes and warrants	–	1,835,840	5,360,070	18,400,888
Repayment of convertible notes	–	–	(14,276)	(296,397)
Net proceeds from sale of stock and exercise of warrants and options	8,428,218	3,681,881	13,500	22,926,173
Net cash provided by financing activities	8,428,218	5,517,721	5,272,347	43,347,237
Net increase in cash	2,535,277	983,994	516,152	4,137,068
Cash, beginning of period	1,601,791	617,797	101,645	–
Cash, end of period	$4,137,068	$1,601,791	$617,797	$4,137,068

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Twelve months ended			Inception (February 18, 1998) to
	December 31			December 31
	2013	2012	2011	2013
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$260	$7,640	$201	$179,280
Income Taxes	$–	$800	$–	$8,282
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$–	$–	$–	$505,000
Deferred compensation for stock options issued for services	–	–	–	3,202,931
Purchase of property and equipment financed by advance from related party	–	–	–	3,550
Conversion of related party debt to equity	–	–	–	515,000
Conversion of accounts payable and accrued expenses to common stock	–	–	–	860,105
Cancellation of stock	–	–	–	8,047
Conversion of accounts payable and accrued expenses to convertible debentures	–	52,371	33,740	689,846
Conversion of related party debt to convertible debentures	–	–	–	72,500
Conversion of convertible debentures to common stock	–	3,789,634	2,425,711	19,540,985
Issuance of shares for settlement of loans and other payable to Morale/Matthews	–	–	–	2,783,711
Write off of deferred compensation	–	–	–	142,187
Fair value of derivative liability recorded as note discount	–	–	–	2,130,625
Exercise of options applied to accounts payable	49,000	–	–	116,500
Fair value of warrants issued to settle payables	129,622	–	–	129,622
Receivable from sale of equipment	27,000	–	–	27,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	–	1,888,211	2,305,311	15,800,944

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

AND FOR THE PERIOD INCEPTION (FEBRUARY 18, 1998) TO DECEMBER 31, 2013

1. Description of Business

Description of Business

Save The World Air, Inc. (“STWA”, “Company”) was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. The Company’s common stock is quoted under the symbol “ZERO” on the Over-the-Counter Bulletin Board. More information including the Company’s fact sheet, logos and media articles are available at our corporate website, www.stwa.com.

Save The World Air, Inc. develops and intends to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual property portfolio includes 47 domestic and international patents and patents pending, which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). STWA's technology is called Applied Oil Technology™ (AOT™), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT™ has been proven in U.S. Department of Energy tests to increase the energy efficiency of oil pipeline pump stations. The AOT product has transitioned from the research and development stage to initial commercial production for the midstream pipeline marketplace.

Consolidation Policy

The accompanying consolidated financial statements of Save the World Air, Inc. and Subsidiary include the accounts of Save the World Air, Inc. (the Parent) and its wholly owned subsidiary STWA Asia Pte. Limited, incorporated on January 17, 2006.  Intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Certain financial results in prior years of Research and Development Expenses and Operating Expenses have been reclassified to conform to the current year presentation. Such reclassification did not change the reported net loss during those periods.

In presenting the Company’s statement of operations for the twelve-month periods ended December 31, 2012 and 2011, the Company reclassified certain salary and consulting expenses in the aggregate of $270,000 and $188,500 respectively that were previously reflected as operating expenses to research and development expenses.

In presenting the Company’s statement of operations from inception to December 31, 2013, the Company reclassified certain salary and consulting expenses in the aggregate $531,500 previously reflected as operating expenses to research and development expenses.

2. Summary of Significant Accounting Policies

Development Stage Enterprise

The Company is a development stage enterprise.  Losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

The Company’s focus is on product development and marketing of proprietary devices that are designed to improve the operational parameters of petrochemical pipeline transport systems and has not yet generated meaningful revenues.  The Company is currently transitioning from the product development cycle to the commercial manufacturing and sales cycle.  Expenses have been funded through the sale of shares of common stock for cash, issuance of convertible notes for cash and the proceeds from exercise of options and warrants.  The Company has taken actions to secure the intellectual property rights to the proprietary technologies and is the worldwide exclusive licensee for the intellectual property the Company co-developed with its intellectual property partner, Temple.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company is in a development stage and has not generated any revenues from operations, and had a net loss of $10,657,009 and a negative cash flow from operations of $5,912,368 for the year ended December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2013, the Company had cash on hand in the amount of $4,137,068. Management expects that the current funds on hand will be sufficient to continue operations through December 2014. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to former officers and consulting fees, during the remainder of 2014 and beyond.

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

The Company co-develops with, and licenses from, its intellectual property as a joint-agreement with Temple.  The Company’s business model is to contract with suppliers and manufacturers of oilfield equipment to sell into the oilfield pipeline market. The Company negotiates an initial contract with the customer fixing the terms of the sale and then receive a letter of credit or full payment in advance of shipment. Upon shipment, the Company will recognize the revenue associated with the sale of the products to the customer.

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results.  Based upon management’s annual review, no impairments were recorded for the years ended December 31, 2013 and 2012.

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

For the years ended December 31, 2013, 2012 and 2011, the dilutive impact of outstanding stock options of 20,309,908, 27,278,098 and 24,067,892; outstanding warrants of 11,763,966, 42,205,507, and 49,106,280 and notes convertible into -0-, -0- and 6,836,016 shares of our common stock respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Accounting for Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses probability weighted average series Black-Scholes Option Pricing models to value the derivative instruments at inception and on subsequent valuation dates.

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

The Company had derivative liabilities up to January 2013 relating to adjustments on the exercise price of warrants issued in 2009 and 2010 in conjunction with the Company’s convertible note offering. These warrants were exercised to common stock or expired in January 2013 thus eliminating the derivate liabilities.

Business and Credit Concentrations

Company’s cash balances in financial institutions at times may exceed federally insured limits. As of December 31, 2013 and 2012, before adjustments for outstanding checks and deposits in transit, the Company had $4,143,367 and $1,616,639, respectively, on deposit with two banks. The deposits are federally insured up to $250,000 at each bank.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing the Company’s financial statements. This includes certain inputs to the Black-Scholes Option Pricing model used to value options and warrants to purchase stock and derivative liabilities. Actual results could differ from those estimates.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2013 and 2012.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability, December 31, 2013	$–	$–	$–	$–
Fair value of Derivative Liability, December 31, 2012	$–	$–	$3,221,138	$3,221,138

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use are also expensed. Furthermore, costs incurred in the construction of prototypes with no certainty of any alternative future use and established commercial uses are also expensed.

For the years ended December 31, 2013, 2012 and 2011, and for the period from inception to December 31, 2013, research and development costs incurred were $2,011,486, $963,184, $1,318,783 and $10,681,167, respectively.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04. This update clarifies how entities measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013 and interim reporting periods thereafter. This update is not expected to have an impact on the Company’s financial position or results of operations

In April 2013, the FASB issued ASU 2013-07 to clarify when it is appropriate to apply the liquidation basis of accounting. Additionally, the update provides guidance for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Under the amendment, entities are required to prepare their financial statements under the liquidation basis of accounting when a liquidation becomes imminent. This guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods thereafter. This update is not expected to have an impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11 which provides guidance relating to the financial statement presentation of unrecognized tax benefits. The update provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. This update does not require any new recurring disclosures and is effective for public entities for fiscal years beginning after December 15, 2013, and interim reporting periods thereafter. This update is not expected to have an impact on the Company’s financial position or results of operations.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Certain Relationships and Related Transactions

Accrued Expenses and Accounts Payable - Related Parties

As of December 31, 2013 and December 31, 2012, the Company had accounts payable to related parties in the amount of $85,869 and $65,192, respectively. These amounts are unpaid Directors Fees and unpaid Company expenses incurred by Officers and Directors.

As of December 31, 2013 and December 31, 2012, the Company accrued the unpaid salaries, unused vacation and the corresponding payroll taxes of Officers in the aggregate of $576,159 and $468,086, respectively. Included in these accruals are the unpaid salaries of the former Chief Executive Officer (CEO) of the Company of $306,250 and $0, respectively pursuant to November 2013 settlement agreement, former President and current member of the Company’s Board of Directors of $195,429 and $255,429, respectively and the former Chief Financial Officer (CFO) of the Company of $0 and $155,000 respectively. The Company agreed to monthly payments ranging from $5,000 up to $29,167 to these Officers until their unpaid salaries are fully settled.

Bonus Paid to Officers

General and administrative expenses for the year ended December 31, 2013 include a cash bonus in the aggregate of $259,000 including a grant of common stock valued at $109,000. There were no such cash bonuses in 2012 or 2011.

Consulting Fees Paid to Related Party

During the year ended December 31, 2013 the Company incurred consulting fees of $60,000 to a consulting firm controlled by a member of our Board of Directors. There were no such costs in 2012 or 2011.

4. Property and Equipment

At December 31, 2013 and 2012, property and equipment consists of the following:

	December 31,
	2013	2012

Office equipment	$65,051	$91,288
Furniture and fixtures	4,075	16,128
Machinery and equipment	–	49,986
Testing equipment	–	147,312
Subtotal	69,126	304,714
Less accumulated depreciation	(33,355)	(249,040)
Total	$35,771	$55,674

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $15,399, $36,077 and $34,717, respectively. Depreciation expense for the period from inception (February 18, 1998) through December 31, 2012 was $546,375.

5.	Convertible Notes and Warrants

2011

In 2011, the Company issued its convertible notes in the aggregate of $6,232,979 for a total cash consideration of $5,360,070, original issue discount of $566,634 and conversion of $306,275 of accounts payable. The notes do not bear any interest, however, the Company used an implied interest rate of 10%, are unsecured, will mature in one year and convertible to 24,931,916 shares of common stock at a conversion price of $0.25 per share. Furthermore, each of the investors in the offerings received, for no additional consideration, warrants to purchase a total of 24,931,916 shares of common stock. Each warrant is exercisable on a cash basis only at a price of $0.30 per share, and is exercisable immediately upon issuance and will expire within two (2) years from the date of issuance.

The aggregate relative fair value of the warrants issued in the 2011 offerings were valued at $2,970,311 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 0.28%; dividend yield of 0%; volatility rate of 118% based upon the Company’s historical stock price; and an expected life of two years (statutory term). The Company also determined that the notes contained a beneficial conversion feature of $2,696,034 since the market price of the Company’s common stock were higher than the conversion price of the notes when they were issued.  The value of the 2011 Offering Warrants, the beneficial conversion feature and the original issue discount in the aggregate of $6,232,979 was considered as debt discount and was amortized over the term of the notes or in full upon the conversion of the corresponding notes. During the year ended December 31, 2011, the Company converted $4,512,519 of these notes to 18,050,076 shares of common stock and amortized to interest expense $4,682,061 of the corresponding note discount. As of December 31, 2011, total outstanding balance of these notes amounted to $1,720,460 and the unamortized note discount amounted to $1,550,918.

During the year ended December 31, 2012, the remaining note balance of $1,720,460 was converted to 6,881,840 shares of common stock and the Company amortized to interest expense $1,550,918 of the remaining note discount. As such, there was no balance due to this note as of December 31, 2012.

2012

In 2012, the Company issued its convertible notes in the aggregate of $2,069,174 for total cash consideration of $1,835,840, resulting in an original issue discount of $180,963 and conversion of $52,371 of accounts payable. The notes do not bear any interest, however, the Company used an implied interest rate of 10%, are unsecured, will mature in one year and convertible to 7,423,316 shares of common stock at a conversion price of $0.25 up to $0.40 per share. Furthermore, each of the investors in the offerings received, for no additional consideration, warrants to purchase a total of 7,423,316 shares of common stock. Each warrant is exercisable on a cash basis only at a price of $0.30 up to $0.40 per share, and is exercisable immediately upon issuance and will expire within two (2) to three (3) years from the date of issuance.

The aggregate relative fair value of the warrants issued in the 2012 offerings were valued at $839,131 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 0.26%; dividend yield of 0%; volatility rate of 111% based upon the Company’s historical stock price; and an expected life of two to three years (statutory term). The Company also determined that the notes contained a beneficial conversion feature of $1,049,080 since the market price of the Company’s common stock were higher than the conversion price of the notes when they were issued.  The value of the 2012 Offering Warrants, the beneficial conversion feature and the original issue discount in the aggregate of $2,069,174 was considered as debt discount and was amortized as interest over the term of the notes or in full upon the conversion of the corresponding notes.

During the year ended December 31, 2012, the Company converted $2,069,174 of these notes to 7,423,316 shares of common stock and the Company amortized to interest expense $2,069,174 of the corresponding note discount. As such, there was no balance due to this note as of December 31, 2012.

6. Research and Development

AOT Testing

In 2011, the Company conducted research and development of its AOT technology prototypes in a testing facility in Midwest, Wyoming, located at the U.S. Department of Energy Rocky Mountain Oilfield Testing Center, Naval Petroleum Reserve #3 (US DOE). The Company constructs the AOT technology prototypes through the assistance of various third party entities, located in Casper, Wyoming. Costs incurred and expensed includes fees charged by the US DOE, purchase of test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment and other related equipment and various logistical expenses for the purposes of evaluating and testing its AOT prototypes.

In 2012, the Company began the design and engineering efforts required to transition from prototype testing to full-scale commercial unit production. The Company has been working in a collaborative engineering environment with multiple Energy Industry companies to refine the AOT™ Midstream commercial design to comply with the stringent standards and qualification processes as dictated by independent engineering audit groups and North American industry regulatory bodies. In May 2013, the Company’s first commercial prototype unit known as AOT™ Midstream serial number 000001, was completed.

In the fourth quarter of 2013, the Company began development of a new joule heat system which uses the electrical resistance of the fluid itself, thereby improving the efficiency of the system by the removal of parasitic losses.

Total expenses incurred during the years ended December 31, 2013, 2012 and 2011 on AOT testing amounted to $690,890, $588,584 and $923,497, respectively, and has been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations.

AOT Prototype

On August 1, 2013, the Company entered into an Equipment Lease/Option to Purchase Agreement ("Agreement" or "Lease") with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. ("TransCanada"), whereby, TransCanada has agreed to lease, install, maintain, operate and test the effectiveness of the Company's AOT technology and equipment (the "Equipment") on one of TransCanada's operating pipelines by the second quarter of 2014. The initial term of the lease is six (6) months at a rate of $60,000/month, with an option to extend the lease for an additional eighty-four (84) months. TransCanada has an option to purchase equipment during the term of the lease for approximately $4.3 million. The Company will account for this lease as an operating lease if accepted by TransCanada.

The Company began manufacturing equipment for delivery to TransCanada in the third quarter of 2013. Total expenses incurred during the year ended December 31, 2013 amounted to $1,029,143 and has been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations. The Company expects to utilize an additional $200,000 in completion of this prototype in the first quarter of 2014.

Temple University Licensing Agreement

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

Pursuant to the two licensing agreements, the Company agreed to pay Temple the following: (i) non-refundable license maintenance fee of $300,000; (ii) annual maintenance fees of $187,500; (iii) royalty fee ranging from 4% up to 7% from revenues generated from the licensing agreements; and (iv) 25% of all revenues generated from sub-licensees to secure or maintain the sub-license or option thereon. Temple also agreed to cancel $37,500 of the amount due if the Company agrees to fund at least $250,000 in research or development of Temple’s patent rights licensed to the Company. The term of the licenses commenced in August 2011 and will expire upon the expiration of the patents. The agreement can also be terminated by either party upon notification under terms of the licensing agreements or if the Company ceases the development of the patent or failure to commercialize the patent rights..

Total expenses recognized during the year ended December 31, 2013, 2012 and 2011 pursuant to these two agreements amounted to $187,500, $187,500 and $395,286, respectively, and has been reflected in Research and Development expenses on the accompanying consolidated statement of operations.

As of December 31, 2013 and 2012, total unpaid fees due to Temple pursuant to these agreements amounted to $153,125 and $128,350, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

As of December 31, 2013, 2012 and 2011, there were no revenues generated from these two licenses.

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

During the years ended December 31, 2013 and 2012, the Company recognized a total of $118,556 and $187,500, respectively, pursuant to this agreement and has been reflected in Research and Development expenses on the accompanying consolidated statement of operations. There were no such costs in 2011.

As of December 31, 2013 and 2012, total unpaid fees due to Temple pursuant to this agreement amounted to $32,325 and $187,500, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

7. Derivative Liability

In June 2010, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2010, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The FASB’s guidance requires the fair value of these liabilities be re-measured at the end of every reporting period.

In 2009 and 2010, in connection with certain convertible note offerings, the Company granted an aggregate of 8,522,500 warrants, exercisable at $0.30 per share which contains exercise prices that may fluctuate based on the occurrence of future offerings or events. As a result, these warrants were not considered indexed to the Company’s own stock. The Company characterized the fair value of these warrants as derivative liabilities upon issuance and re-measured every reporting period with the change in value reported in the accompanying statement of operations.

During the year ended December 31, 2011, the Company recorded a gain of $2,021,536 due to the change in the fair value of the derivative liability. As of December 31, 2011, a total fair value of the derivative liability amounted to $1,643,139 representing 8,322,500 warrants that are still outstanding.

During the year ended December 31, 2012, the Company recorded a loss of $4,023,094 due to the change in the fair value of the derivatives. Furthermore, the Company recognized a gain of $2,445,095 due to the extinguishment of the derivative liabilities resulting from the expiration of 220,000 warrants and exercise of 3,690,000 warrants to shares of common stock. At December 31, 2012, the Company determined the fair value of these derivative liabilities to be $3,221,138 representing 4,412,500 warrants that are still outstanding.

From January 1 up to 15, 2013, 4,112,500 warrants were exercised and the remaining 300,000 warrants expired unexercised at which time the warrants had a fair value of $3,441,752, which resulted in a loss of $220,614 due to the change in the fair value of the derivative liability. As a result of the exercise and expiration of these warrants, the Company recorded a gain of $3,441,752 due to the extinguishment of the corresponding derivative liability.

The derivative liabilities were valued using a probability weighted average series of Black-Scholes Option Pricing models as a valuation technique, which approximates the Monte Carlo and other binominal valuation techniques with the following assumptions:

	Fair Value of Warrants
	January 15,	December 31,	December 31,
	2013	2012	2011
Risk-free interest rate	0.12%	0.02%	0.02%
Expected volatility	92%	165%	165%
Expected life (in years)	0.75 - 1.00	0.04	0.04
Expected dividend yield	0%	0%	0%
Fair Value:
2009 Summer Warrants	$–	$–	$332,998
2009 Wellfleet Warrants	–	–	17,807
2009 Fall Warrants	3,441,752	3,221,138	1,292,334
Total Fair Value	$3,441,752	$3,221,138	$1,643,139

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

8. Common Stock Transactions

2013

In December 2013, the Company’s stockholders agreed to increase the authorized shares of common stock of the Company from 200,000,000 to 300,000,000. During the year ended December 31, 2013, the Company issued an aggregate of 32,575,247 shares of its common stock as follows:

•	The Company issued 29,152,389 shares of its common stock upon exercise of options and warrants at a price of $0.25 up to $0.98 with proceeds of $8,477,218, net of direct costs in the amount of $78,521 in commissions and foreign exchange fees paid on warrants exercised by foreign (non-U.S.) investors. Furthermore, included in the exercise was issuance of 50,000 shares of common stock valued at $49,000 pursuant to an exercise of options and accounted for as partial settlement of unpaid fees recorded in prior years. As a result, the aggregate net proceeds received amounted to $8,428,218.

●	The Company issued 50,000 shares of its common stock with a fair value of $49,000 or $0.98/share to a consultant for service rendered. The shares were valued at market at the date of the agreement.

●	The Company issued 325,455 shares of its common stock with a fair value of $370,113 or $1.14/share to Directors, Officers and Employees of the Company for service rendered. The shares were valued at market at the date of issuance.

●	In December 2013, the Company issued 3,047,403 shares of common stock with a fair value of $3,108,347 pursuant to a settlement with CEDE & Co (see Note 12).

2012

During the year ended December 31, 2012, the Company issued an aggregate of 29,394,100 shares of its common stock as follows:

●	The Company issued 14,305,156 shares of its common stock in exchange for conversion of $3,789,634 of Convertible Notes pursuant to the convertible notes conversion prices of $0.25 up to $0.40 per share.

●	The Company issued 11,787,277 shares of its common stock for exercise of warrants at an average price of $0.28 and valued at $3,317,181.

●	The Company issued 2,525,000 shares of our common stock for services valued in the aggregate at $1,228,250. We valued the shares at market prices at the date of the agreements ranging from $0.30 to $1.07 per share.

●	The Company issued 776,667 shares of its common stock upon exercise of options valued at $0.27 up to $0.30 per share with an aggregate value of $364,700.

F-26

2011

During the year ended December 31, 2011 the Company issued an aggregate of 22,820,276 shares of its common stock as follows:

●	The Company issued 19,861,478 shares of its common stock in exchange for conversion of $4,965,370 of Convertible Notes pursuant to the convertible notes conversion prices of $0.25 per share.

●	The Company issued 81,020 shares of its common stock for cashless exercise of warrants.

●	The Company issued 2,800,000 shares of its common stock for services valued in the aggregate at $862,000. The Company valued the shares at the trading price at the date of the agreements ranging from $0.25 up to $0.60 per share.

●	The Company issued 77,778 shares of its common stock for exercised options valued at $0.27 per share or $21,000.

9. Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Options vest and expire according to terms established at the grant date.

Options

The Company currently issues stock options to employees, directors and consultants under its 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 7,000,000 shares of common stock as amended in May 2006.

From the Plan’s inception in 2004 up to December 31, 2013, the Company granted options to purchase 9,091,815 shares under the Plan, of which 4,293,574 shares were subsequently cancelled or forfeited and made available for grants under the Plan. As of December 31, 2013, 2,201,759 shares were available to be granted under the Plan.

From the Company’s inception in February 1998 up to December 31, 2013, a total of 37,050,000 shares were granted outside of the Plan, of which, 17,430,000 shares were subsequently cancelled or forfeited. During the year ended December 31, 2013, there were no shares granted outside the Plan while 7,040,000 shares granted outside the Plan in 2011 were cancelled. During the year ended December 31, 2012, 4,000,000 shares were granted outside the Plan.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants have vested upon issuance and up to 2 years from the date of grant. The weighted-average, remaining contractual life of employee and Non-employee options outstanding at December 31, 2013 was 7.1 years. Stock option activity for the period January 1, 2011 to December 31, 2013, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price
Options, January 1, 2011	4,837,488	$0.52
Options granted	19,800,000	0.26
Options exercised	(77,778)	0.27
Options forfeited	(310,000)	0.76
Options cancelled	(181,818)	0.55
Options, December 31, 2011	24,067,892	$0.30
Options granted	4,858,000	0.30
Options exercised	(776,667)	0.47
Options forfeited	(871,127)	0.98
Options, December 31, 2012	27,278,098	$0.27
Options granted	207,819	1.17
Options exercised	(115,000)	0.60
Options forfeited	(7,061,009)	0.25
Options, December 31, 2013	20,309,908	$0.28

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of December 31, 2013 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	20,041,679	7.1	$0.27	17,041,679	$0.27
$ 1.00 - $ 1.99	268,229	6.1	$1.22	124,601	$1.27
	20,309,908		$0.28	17,166,280	$0.28

As of December 31, 2013 the market price of the Company’s stock was $1.07 per share.  At December 31, 2013 the aggregate intrinsic value of the options outstanding was $16,060,907. Future unamortized compensation expense on the unvested outstanding options at December 31, 2013 is approximately $705,500.

2013

•	From April up to September 2013, options to acquire 115,000 shares of common stock were exercised resulting in net proceeds of $19,500. Included in the exercise was issuance of 50,000 shares of common stock valued at $49,000 pursuant to an exercise of options and accounted for as partial settlement of a liability recorded in prior years.

•	In July 2013, the Company issued options to purchase 36,364 shares of common stock to consultants with an estimated fair value of approximately $25,000 using the Black-Scholes Option Pricing model. The options are exercisable at $1.10/share, vest over a period of one year and expire in two years from the date of grant. During the year ended December 31, 2013, the Company recognized compensation costs of $16,000 based on the fair value of options that vested.

•	From July up to September 2013, the Company issued options to purchase 171,455 shares of common stock to employees, officers and members of the Board of Directors with a fair value of approximately $176,000 using the Black-Scholes Option Pricing model. The options are exercisable at $1.09/share up to $1.71/share, vest over a period of one year and expire in ten years from the date of grant. During the year ended December 31, 2013, the Company recognized compensation costs of $85,157 based on the fair value of options that vested.

•	In November 2013, pursuant to separation agreement with an Officer of the Company, the Company cancelled unvested option to purchase 7,040,000 shares of common stock at $0.25 and modified the vesting period of unvested option to purchase 3,520,000 shares of common stock at $0.25, both granted 2011 (see Note 13).

•	During year ended December 31, 2013, the Company amortized $403,127 of compensation cost based on the vesting of the options granted to employees, directors and consultants in prior years.

2012

•	On February 1, 2012, the Company issued 4,000,000 options to its Chief Financial Officer, valued at $1,207,193 using Black-Scholes Option Pricing model. The options have an exercise price of $0.25 per share, vest over a four year period, and expire ten years from date of grant. Twelve and a half percent vested immediately, twelve and a half percent will vest on the first anniversary date, and twenty-five percent will vest on the following three anniversary dates. During the year ended December 31, 2012, the Company recognized compensation costs of $289,223 based upon its vesting.

•	On May 18, 2012, the Company issued 850,000 options to its employees, valued at $242,963 using Black-Scholes Option Pricing model. The options have an exercise price of $0.30 per share, vesting immediately, and expire ten years from date of grant.

•	On October 1, 2012, the Company issued 8,000 options to its employees, valued at $5,851 using Black-Scholes Option Pricing model. The options have an exercise price of $0.83 per share, vesting immediately, and expire ten years from date of grant.

•	During year ended December 31, 2012, the Company amortized $1,366,846 of compensation cost based on the vesting of the options granted to employees, directors and consultants in prior years

F-28

2011

•	In March 2011, the Company granted 17,600,000 options to the Company’s Chairman and Chief Executive Officer with a fair value of $6,834,231 using the Black-Scholes Option Pricing model. The options have an exercise price of $0.25 per share, vest over a five year period, and expire ten years from date of grant. Twenty percent of the options shall vest on each of the first five anniversary dates. In the event of a change of control of the Company, all unvested options shall vest on the date of the change of control. During the year ended December 31, 2011, the Company amortized $1,252,942 of compensation cost based on the vesting of the options.

•	During the year ended December 31, 2011, the Company granted 2,200,000 options to certain of its director and officers. The options have an exercise price of $0.30 per share, vest immediately and expire ten years from date of grant. The options were valued at $541,134 or $0.25 per share using the Black-Scholes Option Pricing model and were expensed at the time of grant.

•	During the year ended December 31, 2011, the Company recognized amortization expense of $8,058 based upon its vesting of options granted to an employee in prior years.

Black-Scholes Option Pricing

During the years ended December 31, 2013, 2012 and 2011, the Company used the following average assumptions in its calculation using the Black-Scholes Option Pricing model:

	2013	2012	2011
Expected life (years)	1.5 – 5.5	5.0 – 7.0	6
Risk free interest rate	0.34 – 1.65%	0.62 – 1.27%	1.95%
Volatility	127 – 130%	125 – 140%	141.97%
Expected dividend yield	0%	0%	0%

The weighted average fair value for options granted in 2013, 2012 and 2011 were $0.96, $0.30 and $0.37, respectively.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants.

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2011	22,979,068	$0.52
Warrants granted	29,781,916	0.30
Warrants exercised	(224,000)	0.47
Warrants cancelled	(3,430,704)	0.56
Warrants outstanding, December 31, 2011	49,106,280	$0.32
Warrants granted	9,273,316	0.31
Warrants exercised	(12,039,846)	0.29
Warrants cancelled	(4,134,243)	0.49
Warrants outstanding, December 31, 2012	42,205,507	$0.31
Warrants granted	150,000	0.31
Warrants exercised	(29,037,389)	0.29
Warrants cancelled	(1,554,152)	0.49
Warrants outstanding, December 31, 2013	11,763,966	$0.31

At December 31, 2013 the price of the Company’s common stock was $1.07 per share and the aggregate intrinsic value of the warrants outstanding was $8,585,149. Future unamortized compensation expense on the unvested outstanding warrants at December 31, 2013 is approximately $162,500.

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.30 - $ 0.99	11,263,966	2.7	$0.31	10,380,632	$0.31
$ 1.00 - $ 1.99	500,000	0.5	$1.00	500,000	$1.00
	11,763,966		$0.34	10,880,632	$0.34

2013

•	In March 2013, pursuant to a settlement of debt agreement, the Company granted a consultant a warrant to purchase 150,000 shares of its common stock with an exercise price of $0.30 per share, vesting immediately and expiring in two years from grant date. The fair value of the warrant amounted to $129,622 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 0.26%; dividend yield of 0%; volatility of 132%; and an expected life of two years. The fair value of the warrant of $129,622 was recorded as part of Settlement of litigation and debt in the accompanying Consolidated Statement of Operations.

•	During the year ended December 31, 2013, warrants to acquire 29,307,389 shares of common stock were exercised resulting in proceeds of $8,408,718, net of direct costs incurred of $78,521.

•	During year ended December 31, 2013, the Company recorded $84,694 of compensation cost based on the vesting of the warrants granted to a consultant in 2011 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 2.21%; dividend yield of 0%; volatility of 129%; and an expected life of 8 years. Unamortized compensation expense on the unvested outstanding options at December 31, 2013 is approximately $8,600.

•	During year ended December 31, 2013, the Company amortized $97,242 of compensation cost based on the vesting of the warrants granted to employees, directors and consultants in prior years.

2012

•	During the year ended December 31, 2012, the Company granted warrants to consultants to purchase 1,850,000 shares of its common stock. The warrants have an exercise price of $0.30 per share, fully vested and will expire in two to three years from grant date. Total fair value of the warrant amounted to $517,777 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 0.23% to 0.39%; dividend yield of 0%; volatility of 111%; and an expected life of three years.

•	During the year ended December 31, 2012, the Company granted 7,423,316 warrants to acquire share of its common stock in connection of its issuance of convertible notes. The warrants have an average exercise price of $0.29 per share, fully vested, and will expire in two to three years from date of grant.

•	During the year ended December 31, 2012, the Company recognized amortization expense of $289,513 based upon its vesting of warrants granted in prior years.

2011

•	In August 2011, the Company granted a warrant to an employee to purchase 2,000,000 shares of its common stock pursuant to an employment agreement. The warrant is exercisable at $0.30/share, vests over five years and will expire in ten years from grant date. Total fair value of the warrant was determined to be $486,202 at the date of grant using a Black-Scholes Option Pricing model with the following assumptions: risk-free interest rate of 2.05%; dividend yield of 0%; volatility of 126%; and an expected life of seven years. During the year ended December 31, 2011, the Company recognized amortization expense of $69,457 based upon vesting of the warrants.

•	In December 2011, the Company granted a warrant to an employee to purchase 1,000,000 shares of its common stock pursuant to a separation agreement. The warrant is exercisable at $0.30/share, vest immediately and will expire in ten years from grant date. Total fair value of the warrant was determined to be $369,370 at the date of grant using a Black-Scholes Option Pricing model with the following assumptions: risk-free interest rate of 1.89%; dividend yield of 0%; volatility of 196%; and an expected life of ten years. During the year ended December 31, 2011, the Company recognized the full value of the warrant.

•	During the year ended December 31, 2011, the Company granted warrants to consultants to purchase 1,850,000 shares of its common stock. The warrants have an average exercise price of $0.31/share, vests over a period up to three years and will expire in one to ten years from grant date. Total fair value of the warrant amounted to $463,898 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 0.71%; dividend yield of 0%; volatility of 136%; and an expected life of four years. During the year ended December 31, 2011, the Company recognized amortization expense of $411,888 based upon vesting of the warrants.

•	During the year ended December 31, 2011, the Company granted issued 24,931,916 warrants to acquire shares of its common stock in connection of its issuance of convertible notes. The warrant is exercisable at $0.25/share, fully vested, and will expire in two years for date of grant.

10. Commitments and contingencies

There are no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Leases

On August 1, 2013, the Company terminated its previous lease, and entered into a new non-cancellable lease with a 5-year term, expiring July 31, 2018 at a monthly rent of $13,075.

Total rent expense during the years ended December 31, 2013, 2012 and 2011, was $201,500, $210,635 and $138,840, respectively, which are included as part of Operating Expenses in the attached consolidated statements of operations. The following is a schedule by years of future minimum rental payments required under the non-cancellable office lease as of December 31, 2013.

Remaining Lease Commitments by Year
2014	$69,960
2015	69,960
2016	69,960
2017	69,960
2018	40,810
Total	$320,650

Beginning July 2013, the Company subleased a portion of its office space under the Santa Barbara office lease on a month-to-month basis. Total rents collected under these sublease agreements in the year ended December 31, 2013 were $11,085, which were included as an offset to Operating Expenses in the attached consolidated statements of operations. The rent expense net of sublease rents collected for the year ended December 31, 2013 was $190,415.

11.  Income Taxes

The Company did not record an income tax provision for 2013, 2012 and 2011, other than $800 for the minimum state tax provision. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2013	2012	2011
Computed tax provision (benefit) at federal statutory rate (34%)	$(1,993,000)	$(1,434,000)	$(1,175,000)
State income taxes, net of federal benefit	(518,000)	(373,000)	(305,000)
Permanent items	0	0	0
Valuation allowance	2,511,800	1,807,800	1,480,800
Income tax provision	$800	$800	$800

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31,
	2013	2012
Net operating loss carry forwards	18,400,000	15,900,000
Valuation allowance	(18,400,000)	(15,900,000)
Total deferred taxes net of valuation allowance	$–	$–

As of December 31, 2013, the Company had net operating losses available for carry forward for federal tax purposes of approximately $44 million expiring beginning in 2019. These carry forward benefits may be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

As of December 31, 2013, the Company recorded valuation allowance of $18,400,000 for its deferred tax assets the Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2013, 2012 and 2011, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2009. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2013, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2013, 2012 or 2011.

12.  Settlement with CEDE & Co.

In December 2013, the Company’s Board unanimously approved the reinstatement of 3,047,403 shares of common stock of the Company. The circumstances related to the reinstatement are as follows: 3,047,403 shares of common stock of the Company were held in street (nominee) name by Cede & Co. of the Depository Trust Co. (the “Cede Shares”). The Cede Shares were ordered cancelled by a federal district court relating to litigation initiated by the Securities and Exchange Commission against the Company and its former CEO, Jeffrey Mueller in 2001. Either before or after the court’s order (the timing of which is unknown to the Company), the Cede Shares, at that time held directly or indirectly by Mueller, were placed with Cede & Co. in nominee name. In furtherance of the court’s order, the physical certificates relating to the Cede Shares should have been returned to the Company’s transfer agent (NATCO) for cancellation. This did not occur. Rather, Cede & Co. retained the stock certificates representing the Cede Shares and continued to treat the Cede Shares as outstanding and free trading shares of the Company.

Notwithstanding the foregoing, NATCO, in furtherance of then Company counsel’s instructions, cancelled the Cede Shares on the Company’s books and records in 2005, and, in furtherance thereof, reduced the Company’s outstanding shares of common stock by 3,047,403. Cede & Co. has requested, in effect, that, inasmuch as the Cede Shares continue to be within its system, the Cede Shares be reinstated on the Company’s books and records and that the outstanding shares of the Company be increased by 3,047,403. Although the Company believes Cede & Co.’s request is misplaced, particularly since it appears that Cede & Co. had prior notice of the court’s order cancelling the Cede Shares, the Company has elected to avoid litigation with Cede & Co. and instead has elected to reinstate the Cede Shares. Accordingly, 3,047,403 shares of the Company’s common stock has been added back to the Company’s outstanding share count.

As a result, the Company recorded the fair value of the reinstated shares of $3,108,347 as part of Operating Expenses in 2013 in the accompanying consolidated Statement of Operations. The fair value of the shares was determined based on the trading price of the Company’s shares on December 16, 2013, the date of the Company’s Board of Directors approved such reinstatement.

13.  Settlement with Former Officer

On November 15, 2013, Cecil Kyte voluntarily resigned as a Director, Chairman of the Board, a member of the Nominating and Corporate Governance Committee, and CEO. Subject to terms of Mr. Kyte’s separation agreement, Kyte will receive severance pay equal to one-year’s salary ($350,000) paid in 24 equal installments ($14,853), subject to all applicable tax withholdings, beginning November 30, 2013 through November 15, 2014. The Company recognized an expense of $350,000 for severance pay plus $14,315 in deferred payroll taxes. As of December 31, 2013, the Company had paid $44,559 of the severance pay and $997 of deferred payroll taxes. The severance pay balance of $305,441 and deferred payroll tax balance of $13,318 as of December 31, 2013 are reported liabilities in Company’s balance sheet as Accrued Expense and Accounts Payable – Related Parties.

At the time of separation, Mr. Kyte held unvested options which had been issued in January 2011 to purchase 10,560,000 shares of common stock at $0.25 per share, of which 3,520,000 shares were due to vest in January 2014. The remaining 7,040,000 shares were due to fully vest by January 2016. Under terms of the separation agreement, the Company accelerated vesting as of the date of separation on the 3,520,000 shares due to vest in January 2014. The remaining options to purchase 7,040,000 shares terminated as of separation. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, employee stock options which are subject to accelerated vesting at termination are treated as a Type III modification. As such, the Company recognized an expense related to the accelerated vesting in the amount of $3,809,325 the fair value of which was determined using a Black-Scholes Option Pricing model with the following: risk-free interest rate of 2.06%; dividend yield of 0%; volatility of 130%; and an expected life of 7 years. Previously recorded compensation recorded in 2013 related to the original vesting schedule of the 3,520,000 options was reversed, and the total of $3,809,325 is recorded in Operating Expenses in the accompanying consolidated Statement of Operations for 2013.

Mr. Kyte held additional unvested options which had been issued as board compensation in September 2013 to purchase 21,009 shares of common stock at $1.19 per share. These options terminated as of the date of his separation.

14.  Quarterly Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2013:
Net sales	$–	$–	$–	$–
Gross profit	$–	$–	$–	$–
Net income (loss)	$1,582,800	$(1,920,950)	$(1,445,125)	$(8,873,734)
Basic income per share (1)	$0.01	$(0.00)	$(0.01)	$(0.07)
Diluted income per share (1)	$0.01	$(0.00)	$(0.01)	$(0.07)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2012:
Net sales	$–	$–	$–	$–
Gross profit	$–	$–	$–	$–
Net loss	$(5,470,350)	$(1,397,598)	$(4,670,704)	$(1,553,735)
Basic income per share (1)	$(0.05)	$(0.06)	$(0.09)	$(0.10)
Diluted income per share (1)	$(0.05)	$(0.06)	$(0.09)	$(0.10)

(1) Per share data was computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share information may not equal the annual income per share.

15.  Contractual Obligations

The Company has certain contractual commitments for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

		Research and
Year ending	Office	License	Compensation	Total
December 31,	Lease (1)	Agreements (2)	Agreements (3)	Obligations
2014	$69,960	$316,796	$656,250	$1,043,006
2015	69,960	252,148	84,167	406,275
2016	69,960	187,500	60,000	317,460
2017	69,960	187,500	15,429	272,889
2018	40,810	187,500	–	228,310
Total	$320,650	$1,131,444	$815,846	$2,267,940

__________

(1)	Consists of rent for the Company’s Santa Barbara Facility expiring on July 31, 2018. (For description of this property, see Part 1, Item 2, “Properties”). Subsequent to the reporting period of this Form 10-K filing, effective as of February 1, 2014, the Company amended this lease, reducing rents to $5,860 per month.
(2)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party, and research fees paid to Temple University in the amount of $32,324 paid quarterly through June 1, 2015.
(3)	Consists of base salary and certain contractually-provided benefits, to an executive officer, pursuant to an employment agreement that expires on January 30, 2015 in the amount of $314,167 and two severance agreements of former officers in the amount of $501,679.

16.  Subsequent Events

Increase in Outstanding Shares

From January 1, 2013 up to February 28, 2014, the Company issued an aggregate of 4,360,947 shares of its common stock upon exercise of warrants to purchase 4,340,947 shares of its common stock and 20,000 shares of its common stock upon exercise of options for aggregate proceeds of $1,308,284.

Leases

On February 1, 2014, the Company amended its lease of office space in Santa Barbara, California, in order to reduce the leased area as well as the monthly lease from $13,750 per month to $5,830 per month.

Board Compensation

Effective January 1, 2014, the Company’s Board of Directors adopted a resolution to suspend compensation to the Board of Directors under the Company’s current compensation plan. The Board intends to adopt a new equity-based compensation plan in the future, specifically excluding any direct grants of common stock.

