Form 10-Q
period 2014-03-31
SAVE THE WORLD AIR INC
filed 2014-05-09
CIK 1103795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2014 was 180,603,764.

SAVE THE WORLD AIR, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	December 31,
	(unaudited)	2013
ASSETS
Current assets:
Cash	$4,076,653	$4,137,068
Other current assets	31,623	56,930
Total current assets	4,108,276	4,193,998
Property and Equipment, net of accumulated depreciation of $36,811 and $33,355 at March 31, 2014 and December 31, 2013 respectively	32,315	35,771
Other assets	5,830	5,830
Total assets	$4,146,421	$4,235,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable-license agreements	$264,688	$185,450
Accounts payable-other	45,854	184,597
Accrued expenses and accounts payable-related parties	555,286	662,028
Accrued expenses-other	145,089	128,208
Total current liabilities	1,010,917	1,160,283

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value: 300,000,000 shares authorized 180,603,764 and 176,242,817 shares issued and outstanding at March 31, 2014 and December 31, 2013 respectively	180,604	176,243
Additional paid-in capital	97,397,237	95,937,936
Deficit accumulated during the development stage	(94,442,337)	(93,038,863)
Total stockholders’ equity	3,135,504	3,075,316
Total liabilities and stockholders’ equity	$4,146,421	$4,235,599

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, UNAUDITED

			Inception
			(February 18,
	Three months ended		1998) to
	March 31,		March 31,
	2014	2013	2014
Net sales	$–	$–	$69,000
Cost of goods sold	–	–	24,120
Gross profit	–	–	44,880
Operating expenses	924,987	1,168,384	63,879,267
Research and development expenses	451,987	373,555	11,133,154
Non-cash patent settlement costs	–	–	1,610,066
Loss before other income (expense)	(1,376,974)	(1,541,939)	(76,577,607)
Other income (expense)
Other income (loss)	(26,500)	(28,845)	166,300
Interest income	–	–	16,342
Interest and financing expense	–	(260)	(20,304,609)
Gain (loss) due to change in fair value of derivative liabilities	–	(220,614)	(2,115,507)
Gain on extinguishment of derivative liabilities	–	3,441,752	5,886,847
Costs of private placement	–	–	(1,640,715)
Costs to induce conversion of notes	–	–	(469,043)
Gain on disposition of equipment	–	–	27,497
Settlement of debt due Morale/Matthews	–	–	(927,903)
Settlement of litigation and debt	–	(67,294)	1,505,143
Net income (loss) before provision for income taxes	(1,403,474)	1,582,800	(94,433,255)
Provision for income taxes	–	–	9,082
Net income (loss)	$(1,403,474)	$1,582,800	$(94,442,337)

Net income (loss) per common share, basic	$(0.01)	$0.01
Net income (loss) per share, diluted	(0.01)	0.01
Weighted average common shares outstanding, basic	179,341,951	150,112,286
Weighted average common shares outstanding, diluted	179,341,951	172,461,669

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2014, UNAUDITED

					Deficit
					Accumulated
				Additional	During the	Total
	Price Per	Common Stock		Paid-in	Development	Stockholders’
	Share	Shares	Amount	Capital	Stage	Equity
Balance, December 31, 2013		176,242,817	$176,243	$95,937,936	$(93,038,863)	$3,075,316
Common stock issued upon exercise of warrants and options, net	$0.30	4,360,947	4,361	1,303,923	–	1,308,284
Fair value of options and warrants issued as compensation				155,378	–	155,378
Net loss					(1,403,474)	(1,403,474)
Balance, March 31, 2014		180,603,764	$180,604	$97,397,237	$(94,442,337)	$3,135,504

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED

	Three months ended		Inception (February 18, 1998) to
	March 31,		March 31,
	2014	2013	2014
Cash flows from operating activities
Net income (loss)	$(1,403,474)	$1,582,800	$(94,442,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of intangible assets	–	–	505,000
Settlement of litigation and debt	–	67,294	(1,578,375)
Settlement of debt due Morale/Matthews	–	–	927,903
Stock based compensation expense	155,378	428,897	13,166,885
Issuance of common stock for services	–	49,000	9,312,038
Issuance of common stock as settlement	–	–	3,108,347
Issuance of warrants and options for legal settlement	–	–	36,457
Issuance of warrants for financing fees	–	–	153,501
Issuance of warrants and options for consulting fees	–	23,251	1,280,329
Increase in convertible notes related to default	–	–	299,274
Interest on related party loans	–	–	22,305
Patent acquisition cost	–	–	1,610,066
Amortization of issuance costs and original issue debt discounts including beneficial conversion feature-part of interest expense	–	–	19,754,169
Fair value of common stock and warrants issued to induce conversion of notes	–	–	469,043
Costs of private placement convertible notes	–	–	1,640,715
Change in fair value of derivative liabilities	–	220,614	2,115,507
Gain on extinguishment of derivative liabilities	–	(3,441,752)	(5,886,847)
Amortization of deferred compensation	–	–	3,060,744
Gain on disposition of assets	–	–	(27,497)
Depreciation and amortization	3,456	4,371	549,831
Bad debt	–	–	1,300
Changes in operating assets and liabilities:	–
Accounts receivable	–	–	(1,380)
Prepaid expenses and other current assets	25,307	(97,219)	(4,542)
Other assets	–	–	(5,830)
Accounts payable and accrued expenses	(121,862)	(45,299)	4,669,784
Accounts payable – license agreements	79,238	109,375	(386,449)
Accounts payable and accrued expenses – related parties	(106,742)	(49,311)	(350,710)
Net cash used in operating activities	(1,368,699)	(1,147,979)	(40,000,769)
Cash flows from investing activities
Purchase of equipment	–	(537)	(622,577)
Proceeds from sale of equipment	–	54,000	44,478
Net cash used in investing activities	–	53,463	(578,099)
Cash flows from financing activities			–
Net proceeds under equity line of credit	–	–	1,262,386
(Decrease) increase in payables to related parties and stockholder	–	–	536,979
Advances from founding executive officer	–	–	517,208
Net proceeds from issuance of convertible notes and warrants	–	–	18,400,888
Repayment of convertible notes	–	–	(296,397)
Net proceeds from sale of stock and exercise of warrants and options	1,308,284	4,029,277	24,234,457
Net cash provided by financing activities	1,308,284	4,029,277	44,655,521
Net increase in cash	(60,415)	2,934,761	4,076,653
Cash, beginning of period	4,137,068	1,601,791	–
Cash, end of period	$4,076,653	$4,536,552	$4,076,653

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED

(continued)

	Three months ended		Inception (February 18, 1998) to
	March 31,		March 31,
	2014	2013	2014
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$260	$179,280
Income Taxes	$–	$–	$8,282
Non-cash investing and financing activities
Acquisition of intangible asset through advance from related party and issuance of common stock	$–	$–	$505,000
Deferred compensation for stock options issued for services	–	–	3,202,931
Purchase of property and equipment financed by advance from related party	–	–	3,550
Conversion of related party debt to equity	–	–	515,000
Conversion of accounts payable and accrued expenses to common stock	–	–	860,105
Cancellation of stock	–	–	8,047
Conversion of accounts payable and accrued expenses to convertible debentures	–	–	689,846
Conversion of related party debt to convertible debentures	–	–	72,500
Conversion of convertible debentures to common stock	–	–	19,540,985
Issuance of shares for settlement of loans and other payable to Morale/Matthews	–	–	2,783,711
Write off of deferred compensation	–	–	142,187
Fair value of derivative liability recorded as note discount	–	–	2,130,625
Exercise of options applied to acounts payable	–	–	116,500
Fair value of warrants issued to sette payables	–	–	129,622
Receivable from sale of equipment	–	–	27,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	–	–	15,800,944

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

Save The World Air, Inc. develops and intends to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual property portfolio includes 48 domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). STWA's technology is called Applied Oil Technology™ (AOT™), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT™ has been proven in U.S. Department of Energy tests to increase the energy efficiency of oil pipeline pump stations. The AOT product has transitioned from the research and development stage to initial commercial production and testing for the midstream pipeline marketplace.

Consolidation Policy

The accompanying condensed consolidated financial statements of Save the World Air, Inc. and Subsidiary include the accounts of Save the World Air, Inc. (the Parent) and its wholly owned subsidiary STWA Asia Pte. Limited, incorporated on January 17, 2006.  Intercompany transactions and balances have been eliminated in consolidation.

Reclassification

In presenting the Company’s statement of operations for the three-month period ended March 31, 2013, the Company reclassified certain salary and consulting expenses in the aggregate of $44,000 that were previously reflected as operating expenses to research and development expenses.

In presenting the Company’s statement of operations from inception to March 31, 2014, the Company reclassified certain salary and consulting expenses in the aggregate of $531,500 previously reflected as operating expenses to research and development expenses as reported in the Company’s Form 10-Q for the three-month period ending March 31, 2013.

2.	Summary of Significant Accounting Policies

Development Stage Enterprise

The Company is a development stage enterprise.  Losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

The Company’s focus is on product development and marketing of proprietary devices that are designed to improve the operational parameters of petrochemical pipeline transport systems and has not yet generated revenues.  The Company is currently transitioning from the product development cycle to the commercial manufacturing and sales cycle. Expenses have been funded through the sale of shares of common stock for cash, issuance of convertible notes for cash and the proceeds from exercise of options and warrants. The Company has taken actions to secure the intellectual property rights to the proprietary technologies and is the worldwide exclusive licensee for the intellectual property the Company co-developed with its intellectual property partner, Temple.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company is in a development stage and has not generated any revenues from operations, and had a net loss of $1,403,474 and a negative cash flow from operations of $1,368,699 for the quarter ended March 31, 2014 and accumulated deficit of $94,442,337 as of March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2014, the Company had cash on hand in the amount of $4,076,653. Management expects that the current funds on hand will be sufficient to continue operations through March 2015. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to former officers and consulting fees, during the remainder of 2014 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

Basic and Diluted Income per share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an antidilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

Business and Credit Concentrations

Company’s cash balances in financial institutions at times may exceed federally insured limits. As of March 31, 2014 and December 31, 2013, before adjustments for outstanding checks and deposits in transit, the Company had $4,073,272 and $4,143,367, respectively, on deposit with two banks. The deposits are federally insured up to $250,000 at each bank. . The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of these financial institutions.

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

For the three months ended March 31, 2014 and 2013, and for the period from inception to March 31, 2014, research and development costs incurred were $451,987, $373,555 and $11,133,145, respectively.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On February 26, 2014, the FASB Board affirmed changes in a November 2013 Exposure Draft, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, and directed the staff to draft a final Accounting Standards Update for vote by the Board. This is intended to reduce the cost and complexity in financial reporting by eliminating inception-to-date information from the financial statements of development stage entities.

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

3.	Certain Relationships and Related Transactions

Accrued Expenses and Accounts Payable - Related Parties

As of March 31, 2014 and December 31, 2013, the Company had accounts payable to related parties in the amount of $18,203 and $85,869, respectively. These amounts are unpaid Committee Fees and unpaid Company expenses incurred by Officers and Directors.

As of March 31, 2014 and December 31, 2013, the Company accrued the unpaid salaries, unused vacation and the corresponding payroll taxes of Officers in the aggregate of $537,083 and $576,159, respectively. Included in these accruals are the unpaid salaries of the former Chief Executive Officer (CEO) of the Company of $218,750 and $306,250, respectively pursuant to November 2013 separation agreement, former President and current member of the Company’s Board of Directors of $180,429 and $195,429. The Company agreed to monthly payments ranging from $5,000 up to $29,167 to these Officers until their unpaid salaries are fully settled.

Consulting Fees Paid to Related Party

The Company incurred consulting fees of $15,000 to a consulting firm controlled by a member of our Board of Directors in each of the three-month periods ending March 31, 2014 and 2013.

4.	Property and Equipment

At March 31, 2014 and December 31, 2013, property and equipment consists of the following:

	March 31,	December 31,
	2014	2013

Office equipment	$65,051	$65,051
Furniture and fixtures	4,075	4,075
Subtotal	69,126	69,126
Less accumulated depreciation	(36,811)	(33,355)
Total	$32,315	$35,771

Depreciation expense for the three months ended March 31, 2014 and 2013 was $3,456 and $15,399, respectively. Depreciation expense for the period from inception (February 18, 1998) through March 31, 2013 was $549,831.

5.	Research and Development

AOT Testing and Development

Total expenses incurred during the three months ended March 31, 2014 and 2013 on AOT testing and development amounted to $14,670 and $291,680, respectively, and has been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations.

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

The Company began manufacturing equipment for delivery to TransCanada in the third quarter of 2013. The equipment was delivered to the installation site in March 2014 and installation was completed and accepted by TransCanada in April 2014. Total expenses incurred during three months ended March 31, 2014 amounted to $358,079 and has been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations.

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

Total expenses recognized during the three months ended March 31, 2014 and 2013 pursuant to these two agreements amounted to $46,875 in each period, and has been reflected in Research and Development expenses on the accompanying consolidated statement of operations.

As of March 31, 2014 and December 31, 2013, total unpaid fees due to Temple pursuant to these agreements amounted to $200,000 and $153,125, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

As of and during the period ended March 31, 2014 and December 31, 2013, there were no revenues generated from these two licenses.

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

During the three months ended March 31, 2014 and 2013, the Company recognized a total of $32,363 and $62,500, respectively, pursuant to this agreement and has been reflected in Research and Development expenses on the accompanying consolidated statement of operations.

As of March 31, 2014 and December 31, 2013, total unpaid fees due to Temple pursuant to this agreement amounted to $64,688 and $32,325, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

6.	Common Stock Transactions

During the three months ended March 31, 2014, the Company issued 4,360,947 shares of its common stock upon exercise of options and warrants at a price of $0.30 per share with proceeds of $1,308,248.

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

From the Plan’s inception in 2004 up to March 31, 2014, the Company granted options to purchase 9,111,815 shares under the Plan, of which options to purchase 4,293,574 shares were subsequently cancelled or forfeited and made available for grants under the Plan. As of March 31, 2014, options to purchase 3,549,908 shares were issued and outstanding and 2,181,759 shares were available to be granted under the Plan.

From the Company’s inception in February 1998 up to December 31, 2012, options to purchase a total of 37,050,000 shares were granted outside of the Plan, of which, options to purchase 17,430,000 shares were subsequently cancelled or forfeited. No options were granted and 55,000 shares were forfeited outside the Plan between January 1, 2013 and March 31, 2014. As of March 31, 2014, options to purchase 16,705,000 shares were issued and outstanding outside of the plan.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants have vested upon issuance and up to 2 years from the date of grant. The weighted-average, remaining contractual life of employee and Non-employee options outstanding at December 31, 2013 was 7.1 years. Stock option activity for the period January 1, 2013 to March 31, 2014, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price
Options, January 1, 2013	27,278,098	$0.27
Options granted	207,819	1.17
Options exercised	(115,000)	0.60
Options forfeited	(7,061,009)	0.25
Options, December 31, 2013	20,309,908	$0.28
Options granted	20,000	0.99
Options exercised	(20,000)	0.30
Options forfeited	(55,000)	1.00
Options, March 31, 2014	20,254,908	$0.28

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of March 31, 2014 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	19,991,679	6.8	$0.27	17,991,679	$0.27
$ 1.00 - $ 1.99	263,229	6.0	$1.22	119,601	$1.27
	20,254,908	6.8	$0.28	18,111,280	$0.28

At March 31, 2014 the aggregate intrinsic value of the options outstanding was $ $12,643,371. Future unamortized compensation expense on the unvested outstanding options at December 31, 2013 is approximately $577,100.

2014

•	Options to acquire 20,000 shares of common stock were exercised resulting in net proceeds of $6,000.

•	The Company issued options to purchase 20,000 shares of common stock to an employee with a fair value of approximately $9,200 using the Black-Scholes Option Pricing model with the following assumptions: life of 1 year; risk free interest rate of 0.12%; volatility of 125% and dividend yield of 0%. The options are exercisable at $0.99/share, vested immediately and expire in two years from the date of grant. During the three months ended March 31, 2014, the Company recognized compensation costs of $9,200 based on the fair value of options that vested.

•	During the three-months ended March 31, 2014, the Company amortized $107,907 of compensation cost based on the vesting of the options granted to employees and directors in prior years.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2013 and ending March 31, 2014.

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2013	42,205,507	$0.31
Warrants granted	150,000	0.31
Warrants exercised	(29,037,389)	0.29
Warrants cancelled	(1,554,152)	0.49
Warrants outstanding, December 31, 2013	11,763,966	$0.34
Warrants granted	120,000	1.01
Warrants exercised	(4,340,947)	0.30
Warrants cancelled	(291,969)	0.30
Warrants outstanding, March 31, 2014	7,251,050	$0.38

At March 31, 2014, the aggregate intrinsic value of the warrants outstanding was $3,855,525. Future unamortized compensation expense on the unvested outstanding warrants at March 31, 2014 is approximately $250,000.

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.30 - $ 0.99	6,631,050	4.3	$0.32	5,747,716	$0.31
$ 1.00 - $ 1.99	620,000	0.5	$1.00	500,000	$1.00
	7,251,050		$0.38	6,247,716	$0.38

2014

•	During the three-month period ended March 31, 2014, warrants to acquire 4,340,947 shares of common stock were exercised resulting in proceeds of $1,302,284.

•	During the three-month period ended March 31, 2014, the Company granted warrants to consultants to purchase 120,000 shares of its common stock. The warrants have an exercise price of $1.01 per share, vest over six months and will expire two years from the grant date. Total fair value of the warrant amounted to $42,000 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 0.44%; dividend yield of 0%; volatility of 119%; and an expected life of one year. During the three months ended March 31, 2014, the Company recognized compensation costs of $21,000 based on the fair value of warrants that vested.

•	During the three-months ended March 31, 2014, the Company amortized $17,271 of compensation cost based on the vesting of the warrants granted to an employee and consultants in prior years.

8.	Commitments and Contingencies

There are no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2014, and we undertake no duty to update this information.

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

In 2012, the Company began the design and engineering efforts required to transition from prototype testing to full-scale commercial unit production. The Company has been working in a collaborative engineering environment with multiple Energy Industry companies to refine the AOT™ Midstream commercial design to comply with the stringent standards and qualification processes as dictated by independent engineering audit groups and North American industry regulatory bodies. In May 2013, the Company’s first commercial prototype unit known as AOT™ Midstream, was completed.

In 2014, the Company began commercial development of a suite of products based around the new electrical heat system and plans to begin field-testing with commercial entities in the third quarter of 2014. The Company filed two additional provisional patents related to the technology’s method and apparatus in the second quarter and fourth quarter of 2013, respectively. The first of the two provisional patents was finalized and submitted to non-provisional status on April 29, 2014. The second of the two provisional patents is scheduled to be finalized and submitted to non-provisional status at the end of the third quarter 2014.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in the first quarter of 2014 and will need to raise substantial additional capital through the end of 2014, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation

There were no revenues and cost of sales for the three months ended March 31, 2014 and 2013.

Operating expenses were $924,987 for the three-month period ended March 31, 2014, compared to $1,168,384 for the three-month period ended March 31, 2013, a decrease of $243,397. This decrease is attributable to decreases in non-cash expenses of $346,685, offset by an increase in cash expenses of $58,787. Specifically, the decrease in non-cash expense is attributable to decreases in stock and warrants given to consultants, employees and directors of $345,770 and depreciation of $915. The increase in cash expense is attributable to increases in salaries and corporate expenses of $51,466, consulting and professional fees of $ $8,098 and travel and related expenses of $47,442, offset by a decrease in office and other expenses of $48,219.

Research and development expenses were $451,987 for the three-month period ended March 31, 2014, compared to $343,555 for the three-month period ended March 31, 2013, an increase of $122,933. This increase is attributable to a decrease in salaries charged to research and development of $9,425 and a decrease in licensing and related research and patent expenses of $30,137, offset by an increase in prototype product development, product testing, research and supplies of $162,495.

Other income and expense were $26,500 expense for the three-month period ended March 31, 2012, compared to $3,124,739 income for the three-month period ended March 31, 2012, a decrease in income of $3,151,239. This decrease, all non-cash, is attributable to increases in gain on extinguishment of derivative liabilities of $3,441,752, reduction in interest and financing expense of $260, increase due gain from change in fair value of derivative liabilities of $220,614, offset by a decrease in other expenses of $69,693 due to settlement of debt and accruals and write-off of doubtful receivables.

The Company had a net loss of $1,403,474, or $0.01 per share, for the three-month period ended March 31, 2014, compared to net income of $1,582,800, or $0.01 per share, for the three-month period ended March 31, 2013. We expect to incur net loss in the fiscal year ending December 31, 2014 primarily attributable to continued research and development, operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations in the developmental stage since our inception in 1998. As of March 31, 2014, we had cash of $4,076,653 and an accumulated deficit of $94,442,337. Our negative operating cash flow in 2013 and first quarter of 2014 was funded primarily through exercise of stock purchase warrants and options.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company is a development stage company and had not generated any revenues from operations, had a net loss of $1,403,474 and a negative cash flow from operations of $1,368,669 for the three-month period ended March 31, 2014.  These factors raise substantial doubt about our ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At March 31, 2014, we had cash on hand in the amount of $4,076,653. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2014 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Contractual Obligations

The Company has certain contractual commitments for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

		Research and
Year ending	Office	License	Compensation	Total
December 31,	Lease (1)	Agreements (2)	Agreements (3)	Obligations
2014	$52,470	$284,472	$481,250	$765,722
2015	69,960	252,148	78,125	330,273
2016	69,960	187,500	60,000	247,500
2017	69,960	187,500	30,429	217,929
2018	40,810	187,500	–	187,500
Total	$303,160	$1,099,120	$649,804	$1,748,924

__________

(1)	Consists of rent for the Company’s Santa Barbara Facility expiring on July 31, 2018. (For description of this property, see Part 1, Item 2, “Properties”).
(2)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party, and research fees paid to Temple University in the amount of $32,324 paid quarterly through June 1, 2015.
(3)	Consists of base salary and certain contractually-provided benefits, to an executive officer, pursuant to an employment agreement that expires on January 30, 2015 in the amount of $235,625 and two severance agreements of former officers in the amount of $414,179.

Licensing Fees to Temple University

For details of the licensing agreements with Temple University, see Financial Statements attached hereto, Note 5.

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

For the three-month periods ended March 31, 2014 and 2013, and for the period from inception to December 31, 2013, research and development costs incurred were $451,987, 373,555 and 11,133,154, respectively.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On February 26, 2014, the FASB Board affirmed changes in a November 2013 Exposure Draft, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, and directed the staff to draft a final Accounting Standards Update for vote by the Board. This is intended to reduce the cost and complexity in financial reporting by eliminating inception-to-date information from the financial statements of development stage entities.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We issue from time to time fixed rate discounted convertible notes. Our convertible notes and our equity securities are exposed to risk as set forth below, in Part II Item 1A, “Risk Factors.” Please also see Item 2, above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of March 31, 2014, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2014, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

Our management assessed the effectiveness of Save the Word Air, Inc.' internal controls over financial reporting as of March 31, 2014. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (1992 framework). Based on our assessment, we conclude that, as of March 31, 2014, the Company has maintained effective internal control over financial reporting based on those criteria.

Our quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting and management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only Management’s report in this quarterly report.

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2013, which we filed with the SEC on March 17, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

During the three months ended March 31, 2014, we issued 4,340,947 shares of common stock upon exercise of warrants at $0.30 per share for aggregate net proceeds of $1,302,284.

During the three months ended March 31, 2014, we issued 20,000 shares of common stock upon exercise of options at $0.30 per share for aggregate net proceeds of $6,000.

The proceeds received by the company in connection with the above issuances of shares were used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Increase in Outstanding Shares

No additional shares were issued by the Company during the period from April 1, 2014 through April 30, 2014.

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

SAVE THE WORLD AIR, INC.

Date: May 9, 2014	By:	/s/ Greggory M. Bigger
Greggory M. Bigger
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

