Form 10-Q
period 2014-06-30
SAVE THE WORLD AIR INC
filed 2014-08-11
CIK 1103795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2014 was 180,603,764.

SAVE THE WORLD AIR, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

SAVE THE WORLD AIR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30
	2014	December 31
ASSETS	(unaudited)	2013
Current assets:
Cash	$3,314,322	$4,137,068
Other current assets	53,690	56,930
Total current assets	3,368,012	4,193,998
Property and Equipment, net of accumulated depreciation of $40,267 and $33,355 at June 30, 2014 and December 31, 2013 respectively	28,859	35,771
Other assets	5,830	5,830
Total assets	$3,402,701	$4,235,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable-license agreements	$343,907	$185,450
Accounts payable-other	97,628	184,597
Accrued expenses and accounts payable-related parties	428,353	662,028
Accrued expenses-other	123,857	128,208
Total current liabilities	993,745	1,160,283

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value: 300,000,000 shares authorized 180,603,764 and 176,242,817 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	180,604	176,243
Additional paid-in capital	97,679,081	95,937,936
Accumulated deficit	(95,450,729)	(93,038,863)
Total stockholders’ equity	2,408,956	3,075,316
Total liabilities and stockholders’ equity	$3,402,701	$4,235,599

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, UNAUDITED

	Three months ended		Six months ended
	June 30		June 30
	2014	2013	2014	2013
Revenues, Rental	$60,000	$–	$60,000	$–
Costs and Expenses:
Operating expenses	924,628	1,541,866	1,849,615	2,754,750
Research and development expenses	142,964	430,202	594,951	759,257
Loss before other income (expense)	(1,007,592)	(1,972,068)	(2,384,566)	(3,514,007)
Other income (expense)
Other income (loss)	–	4,950	(26,500)	(23,895)
Interest and financing expense	–	–	–	(260)
Change in fair value of derivative liabilities	–	–	–	(220,614)
Gain on extinguishment of derivative liabilities	–	–	–	3,441,752
Gain on disposition of equipment	–	46,968	–	46,968
Settlement of litigation and debt	–	–	–	(67,294)
Net loss before provision for income taxes	(1,007,592)	(1,920,150)	(2,411,066)	(337,350)
Provision for income taxes	800	800	800	800
Net loss	$(1,008,392)	$(1,920,950)	$(2,411,866)	$(338,150)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Weighted average common shares outstanding, basic and diluted	180,560,764	159,896,258	179,954,724	155,084,826

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY, UNAUDITED

SIX MONTHS ENDED JUNE 30, 2014

			Additional		Total
	Common Stock		Paid-in	Deficit	Stockholders’
	Shares	Amount	Capital	Accumulated	Equity
Balance, December 31, 2013	176,242,817	$176,243	$95,937,936	$(93,038,863)	$3,075,316
Common stock issued upon exercise of warrants and options, net	4,360,947	4,361	1,303,923	–	1,308,284
Fair value of options and warrants issued as compensation			437,222	–	437,222
Net loss				(2,411,866)	(2,411,866)
Balance, June 30, 2014, unaudited	180,603,764	$180,604	$97,679,081	$(95,450,729)	$2,408,956

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC. AND

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED

	Six months ended
	June 30
	2014	2013
Cash flows from operating activities
Net loss	$(2,411,866)	$(338,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement of litigation and debt	–	67,294
Stock based compensation expense	437,222	922,730
Issuance of common stock for services	–	49,000
Change in fair value of derivative liabilities	–	220,614
Gain on extinguishment of derivative liabilities	–	(3,441,752)
Gain on disposition of assets	–	(46,968)
Depreciation and amortization	6,912	8,040
Changes in operating assets and liabilities
Prepaid expenses and other current assets	3,240	(66,685)
Accounts payable and accrued expenses	(91,320)	(164,776)
Accounts payable – license agreements	158,457	77,083
Accounts payable and accrued expenses – related parties	(233,675)	(97,551)
Net cash used in operating activities	(2,131,030)	(2,811,121)
Cash flows from investing activities
Purchase of equipment	–	(7,573)
Proceeds from sale of equipment	–	21,500
Net cash used in investing activities	–	13,927
Cash flows from financing activities
Net proceeds from exercise of warrants and options	1,308,284	5,701,139
Net cash provided by financing activities	1,308,284	5,701,139
Net (decrease) increase in cash	(822,746)	2,903,945
Cash, beginning of period	4,137,068	1,601,791
Cash, end of period	$3,314,322	$4,505,736

SUPPLEMENTAL DISCLOSURES

	Six months ended
	June 30
	2014	2013
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$260
Income Taxes	$–	$–

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, UNAUDITED

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

Save The World Air, Inc. develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual property portfolio includes 48 domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). STWA's technology is called Applied Oil Technology™ (AOT™), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT™ has been proven in U.S. Department of Energy tests to increase the energy efficiency of oil pipeline pump stations.

The Company was considered a development stage company through March 31, 2014. In June 2014, as discussed in Note, 2, the Financial Accounting Standards Board issued new guidance that removed incremental financial reporting requirements from generally accepted accounting principles in the United States for development stage entities.  The Company early adopted this new guidance effective June 30, 2014, as a result of which all inception-to-date financial information and disclosures have been omitted from this report.

Consolidation Policy

The accompanying condensed consolidated financial statements of Save the World Air, Inc. and Subsidiary include the accounts of Save the World Air, Inc. (the Parent) and its wholly owned subsidiary STWA Asia Pte. Limited, incorporated on January 17, 2006.  Intercompany transactions and balances have been eliminated in consolidation.

Reclassification

 In presenting the Company’s statement of operations for the six-month period ended June 30, 2013, the Company reclassified certain salary and consulting expenses in the aggregate of $44,500 that were previously reflected as operating expenses to research and development expenses.

1.	Summary of Significant Accounting Policies

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,411,866 and a negative cash flow from operations of $2,131,030 for the six month period ended June 30, 2014 and an accumulated deficit of $95,450,729 as of June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2014, the Company had cash on hand in the amount of $3,314,322. Management expects that the current funds on hand will be sufficient to continue operations through June 2015. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to former officers and consulting fees, during the remainder of 2014 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

At June 30, 2014 and 2013, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	June 30, 2014	June 30, 2013
Options	20,727,960	27,248,098
Warrants	6,121,050	21,489,654
Total	26,849,010	48,737,752

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

Stock-Based Compensation

The Company periodically issues stock option and warrant to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's stock option and warrant grants is estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

Business and Credit Concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of June 30, 2014 and December 31, 2013, before adjustments for outstanding checks and deposits in transit, the Company had $3,314,322 and $4,143,367, respectively, on deposit with two banks. The deposits are federally insured up to $250,000 at each bank. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of these financial institutions.

Revenue Recognition

Revenues are recognized when persuasive evidence of an agreement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Lease revenue is recognized as earned.

The Company has entered into short-term leases as lessor to test the effectiveness of certain of the Company’s prototype equipment. At June 30, 2014, all leases were accounted for as operating leases. Lease revenue for these short-term leases is accounted for over the test period on a straight line basis. If the Company’s equipment is eventually accepted for longer-term leases the Company will evaluate the lease transactions in accordance with FASB Accounting Standards Codification (ASC) Topic 840, Leases, to determine classification of the leases as operating, financing or sales-type leases.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the interim period ended June 30, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company does not expect the adoption of this guidance to have any impact on the Company’s consolidated financial statement presentation or disclosures.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company does not expect the adoption of this guidance to have any impact on the Company’s consolidated financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statement presentation or disclosures. Certain Relationships and Related Transactions.

Accrued Expenses and Accounts Payable - Related Parties

As of June 30, 2014 and December 31, 2013, the Company accrued the unpaid salaries, unused vacation and the corresponding payroll taxes of Officers in the aggregate of $428,353 and $576,159, respectively. Included in these accruals at June 30, 2014 and December 31, 2013 are the unpaid salaries of the former Chief Executive Officer (CEO) of the Company of $131,250 and $306,250, respectively, and unpaid salaries of the former President and current member of the Company’s Board of Directors of $165,429 and $195,429, respectively. The Company agreed to monthly payments ranging from $5,000 up to $29,167 to these Officers until their unpaid salaries are fully settled.

As of December 31, 2013, the Company had accounts payable to related parties in the amount of $85,869. These amounts are unpaid Committee Fees and unpaid Company expenses incurred by Officers and Directors. There were no such amounts due as of June 30, 2014.

Consulting Fees Paid to Related Party

The Company incurred consulting fees of $30,000 to a consulting firm controlled by a member of our Board of Directors in each of the six-month periods ending June 30, 2014 and 2013, and $15,000 in each of the three-month periods ended June 30, 2014 and 2013.

2.	Property and Equipment

At June 30, 2014 and December 31, 2013, property and equipment consists of the following:

	June 30,	December 31,
	2014	2013
Office equipment	$65,051	$65,051
Furniture and fixtures	4,075	4,075
	69,126	69,126
Accumulated depreciation	(40,267)	(33,355)
Total	$28,859	$35,771

For the three and six month periods ended June 30, 2014, depreciation expense was $3,456 and $6,912, respectively. For the three and six month periods ended June 30, 2013, depreciation expenses was $4,371 and $8,040, respectively.

3.	Research and Development

The Company has developed a technology called Applied Oil Technology (AOT), which is designed to enhance the flow of crude oil through pipelines.

For the three and six month periods ended June 30, 2014, total expenses incurred on research, testing and development of the AOT™ Midstream commercial design and new product development amounted to $142,960 and $594,951, respectively and are reflected as research and development expenses on the accompanying condensed consolidated statements of operations. For the three and six month periods ended June 30, 2013, such expenses totaled $430,202 and $759,257, respectively.

For the three and six month periods ended June 30, 2014 and 2013, the following are the major components of the Company’s Research and Development expenses:

AOT Prototype

Pursuant to an August 1, 2013 Equipment Lease/Option to Purchase Agreement with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. ("TransCanada"), the Company began manufacturing equipment for delivery to TransCanada in the third quarter of 2013 (see Note 4). Total expenses incurred during three and six month periods ended June 30, 2014 amounted to $45,919 and $403,998, respectively. The cost of the prototype was expensed as incurred because of the uncertainty of recovery and the imprecise nature of prototypes. There was no such expense during the period ended June 30, 2013. The equipment was delivered to TransCanada in March 2014 and began operating in June 2014.

AOT Testing

The Company constructs, develops and test the AOT technology prototypes through the assistance of various third party entities. Costs incurred and expensed include fees such as U.S. Department of Energy testing fees, purchase of test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment, payroll and other related equipment and various logistical expenses for the purposes of evaluating and testing its AOT prototypes.

During the three and six month periods ended June 30, 2014, the Company recognized $17,846 and $32,496, respectively, of AOT testing expenses. During the three and six month periods ended June 30, 2013, the Company recognized $362,494 and $582,174, respectively, of such costs.

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

Pursuant to the two licensing agreements, the Company agreed to pay Temple the following: (i) non-refundable license maintenance fee of $300,000; (ii) annual maintenance fees of $187,500; (iii) royalty fee ranging from 4% up to 7% from revenues generated from the licensing agreements; and (iv) 25% of all revenues generated from sub-licensees to secure or maintain the sub-license or option thereon. Under terms of the License Agreements, the royalty is credited against the annual maintenance fees. As such, no royalty is due until the total value of royalties earned in any calendar year exceeds the annual maintenance fee. Temple also agreed to cancel $37,500 of the amount due if the Company agrees to fund at least $250,000 in research or development of Temple’s patent rights licensed to the Company. The term of the licenses commenced in August 2011 and will expire upon the expiration of the patents. The agreement can also be terminated by either party upon notification under terms of the licensing agreements or if the Company ceases the development of the patent or fails to commercialize the patent rights.

During the three and six month periods ended June 30, 2014 total expenses recognized pursuant to these two agreements amounted to $46,875 and $93,750, respectively. During the three and six month periods ended June 30, 2013, total such expenses amounted to $46,875 and $93,750, respectively. These expenses have been reflected in Research and Development expenses on the accompanying consolidated statement of operations.

As of June 30, 2014 and December 31, 2013, total unpaid fees due to Temple pursuant to these agreements amounted to $246,875 and $153,125, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

During the three and six month periods ended June 30, 2014 and, 2013, the Company earned revenues of $60,000 pursuant to these licensing agreements (see Note 4). No such revenues were earned in the three or six month periods ended June 30, 2013. Revenues earned during the three and six month periods ended June 30, 2014 is subject to royalty fee in the amount of $4,200. This amount is credited against the annual maintenance fee of $187,500. As such, no royalty fee is due at June 30, 2014.

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

During the three and six month periods ended June 30, 2014, the Company recognized a total of $32,324 and $64,707, respectively, pursuant to this agreement and has been reflected in Research and Development expenses on the accompanying consolidated statement of operations. During the three and six month periods ended June 30, 2013, such expenses totaled $20,833 and $83,333, respectively, of such costs.

As of June 30, 2014 and December 31, 2013, total unpaid fees due to Temple pursuant to this agreement amounted to $97,032 and $32,325, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

4.	Leases

TransCanada Keystone Pipeline, L.P. Lease

On August 1, 2013, the Company entered into an Equipment Lease/Option to Purchase Agreement with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. ("TransCanada") and agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of TransCanada’s operating pipelines. TransCanada leased four AOT Midstream pressure vessels with a cumulative maximum flow capacity of 20,000 gallons per minute and a steal pipe header system which diverts oil from TransCanada’s pipeline through the AOT Midstream pressure vessels. The Company’s costs for the equipment leased to TransCanada totaled approximately $1.4 million, and represent costs associated with testing of a pre-production prototype and therefore are considered research and development costs (see Note 3). The initial term of the lease was for six months at an amount of $60,000 per month. TransCanada has an option to purchase the equipment during the term of the lease for approximately $4.3 million.

In June 2014, the equipment was accepted by TransCanada and the lease commenced. The Company is accounting for the TransCanada lease as an operating lease, and recognized lease revenue of $60,000 for the three and six months ended June 30, 2014. The Company had no lease revenue in the three and six months ended June 30, 2013. During the initial term, either the Company or TransCanada may terminate the Agreement for any reason on 90 days written notice.

On July 15, 2014, TransCanada notified the Company of TransCanada’s election to cancel, effective October 15, 2014. In exercising its termination right under the Lease, TransCanada stated “The justification for the early termination is due to the project working to expedite the required testing and believes the full term of the lease is unnecessary to successfully complete testing.” The lease continues to be effective through October 15, 2014, and testing of the Company’s equipment on TransCanada’s pipeline in Wichita, Kansas is ongoing. Data generated by, and results of the testing, have not yet been determined (See Note 8).

Kinder Morgan Crude & Condensate, LLC Lease

On July 15, 2014, the Company entered into an Equipment Lease/Option to Purchase Agreement with Kinder Morgan Crude & Condensate, LLC (“Kinder Morgan”). In accordance with the terms and conditions of the agreement, Kinder Morgan agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of Kinder Morgan’s operating pipelines. Equipment provided under the Lease includes a single AOT Midstream pressure vessel with a maximum flow capacity of 5,000 gallons per minute. The Agreement provides for the Company to deliver the equipment to a location designated by Kinder Morgan no later than December 31, 2014. The equipment is to be installed and placed in operation by Kinder Morgan, at Kinder Morgan’s expense.

The initial term of the Agreement is four months, with an option to extend the Lease for up to a maximum of 84 months. Lease payments shall be $20,000 per month; provided however, that in the event the Equipment is removed from service at its initial location during the Initial Term, the monthly lease payments shall be reduced to $5,000 until the Equipment is placed back in service at its new location, at which time the Lease payments shall resume at $20,000 per month. The agreement further provides that Kinder Morgan shall have an option to purchase the Equipment during the term of the Lease for a fixed price of between $600,000 and $1,200,000, depending upon the date of purchase. During the initial term, either the Company or Kinder Morgan may terminate the Agreement for any reason on 45 days’ written notice.

Under terms of the agreement, Kinder Morgan and the Company will collaboratively share and analyze performance data collected by sensors attached to the AOT equipment and at several locations along Kinder Morgan’s pipeline. Data collected is protected by a mutual nondisclosure agreement. The Company will account for the lease with Kidder Morgan as an operating lease (see Note 8).

5.	Common Stock Transactions

During the six months ended June 30, 2014, the Company issued 4,360,947 shares of its common stock upon exercise of options and warrants at a price of $0.30 per share with proceeds of $1,308,248.

6.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Options vest and expire according to terms established at the grant date.

Options

The Company issues stock options to employees, directors and consultants under its 2004 Stock Option Plan (the Plan), and in some cases issues stock options outside of the Plan. The Company could issue options under the Plan to acquire up to 7,000,000 shares of common stock as amended in May 2006.

From the Plan’s inception in 2004 up to June 30, 2014, the Company granted options to purchase 9,619,867 shares under the Plan, of which options to purchase 4,328,574 shares were subsequently cancelled or forfeited and made available for grants under the Plan. As of June 30, 2014, options to purchase 1,268,333 shares previously issued under the Plan had been exercised, options to purchase 4,022,960 shares were issued and outstanding and 1,708,707 shares were available to be granted under the Plan.

From the Company’s inception in February 1998 up to June 30, 2014, options to purchase a total of 37,050,000 shares were granted outside of the Plan, of which, options to purchase 17,485,000 shares were subsequently cancelled or forfeited. As of June 30, 2014, there were 16,705,000 options to purchase shares of common stock issued outside of the plan.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants have vested upon issuance and up to 2 years from the date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at June 30, 2014 was 6.7 years. Stock option activity for the period December 31, 2013 up to June 30, 2014, was as follows:

	Options	Weighted Avg. Exercise Price
December 31, 2013	20,309,908	$0.28
Granted	528,052	0.85
Exercised	(20,000)	0.30
Forfeited	(90,000)	0.91
June 30, 2014	20,727,960	$0.29

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of June 30, 2014 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	20,464,731	6.7	$0.28	18,200,311	$0.28
$ 1.00 - $ 1.99	263,229	5.7	$1.22	119,601	$1.27
	20,727,960	6.7	$0.29	18,319,912	$0.28

At June 30, 2014 the aggregate intrinsic value of the options outstanding was $11,451,670. Future unamortized compensation expense on the unvested outstanding options at June 30, 2014 is approximately $319,000.

During the six month period ending June 30, 2014:

•	The Company issued options to purchase 145,000 shares of common stock to employees. The options are exercisable at $0.75 up to $0.99/share, of which, 20,000 options vested immediately and expire two years from the date of grant, and 125,000 options vest over two years and expire ten years from the date of grant. Total fair value of these options at grant date was approximately $70,600 using the Black-Scholes Option Pricing model with the following assumptions: life of 1 to 6 years; risk free interest rate of 0.12% to 1.66%; volatility of 123% to 125% and dividend yield of 0%.

•	The Company issued options to purchase 383,052 shares of common stock to members of the Board of Directors under a new Board of Directors compensation plan adopted by the Company on May 6, 2014. The options are exercisable at $0.86/share and expire ten years from the date of grant. Of these options, 208,632 vested immediately and 174,442 vest twelve months from the date of grant. Total fair value of these options at grant date was approximately $279,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 1.68%; volatility of 123% and dividend yield of 0%.

•	Options to acquire 20,000 shares of common stock were exercised for net proceeds of $6,000.

During the three and six month periods ended June 30, 2014 the Company recognized compensation costs based on the fair value of options that vested of $285,923 and $401,575, respectively. During the three and six month periods ended June 30, 2013, the Company recognized $417,162 and $821,749, respectively, of such costs.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting December 31, 2013 up to June 30, 2014.

	Warrants	Weighted Avg. Exercise Price
December 31, 2013	11,763,966	$0.34
Granted	190,000	0.93
Exercised	(4,340,947)	0.30
Cancelled	(1,491,969)	0.30
Outstanding, June 30, 2014	6,121,050	$0.40

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of June 30, 2014 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.25 - $ 0.99	5,501,050	3.5	$0.33	5,431,050	$0.32
$ 1.00 - $ 1.99	620,000	0.3	$1.00	500,000	$1.00
	6,121,050	3.1	$0.40	5,931,050	$0.38

At June 30, 2014, the aggregate intrinsic value of the warrants outstanding was $2,812,462. Future unamortized compensation expense on the unvested outstanding warrants at June 30, 2014 is approximately $45,000.

During the six month period ending June 30, 2014:

•	Warrants to acquire 4,340,947 shares of common stock were exercised resulting in proceeds of $1,302,284.

•	The Company granted warrants to consultants to purchase 190,000 shares of its common stock. The warrants have an exercise price of $0.80 to $1.01 per share, vest over a period of six months to two years and will expire two to ten years from the grant date. Total fair value of the warrant amounted to approximately $62,200 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 0.47% to 1.62%; dividend yield of 0%; volatility of 58% to 122%; and an expected life of one to five years.

During the six months ended June 30, 2014 and 2013, the Company recognized compensation costs of $35,647 and $100,981, respectively, based on the vested fair value of warrants granted to consultants and an employee.

7.	Commitments and Contingencies

Legal matters

There are no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

8.	Subsequent Events

Kinder Morgan Crude & Condensate, LLC Lease Agreement

On July 15, 2014, the Company entered into an Equipment Lease/Option to Purchase Agreement with Kinder Morgan (see Note 4).

TransCanada Keystone Pipeline, L.P. Lease Agreement

On July 15, 2014, TransCanada notified the Company of TransCanada’s election to cancel, effective October 15, 2014. In exercising its termination right under the Lease, TransCanada stated: “The justification for the early termination is due to the project working to expedite the required testing and believes the full term of the lease is unnecessary to successfully complete testing.” The Lease continues to be effective through October 15, 2014, and testing of the Company’s Equipment on TransCanada’s pipeline in Wichita, Kansas is ongoing. Data generated by, and results of the testing, have not yet been determined (see Note 4).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of June 30, 2014, and we undertake no duty to update this information.

Overview

In the second quarter 2014, we reached a major milestone in the Company’s evolution, generating revenues from our AOT technology for the first time since our inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2014.

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

Results of Operation

The Company recognized $60,000 in revenues in the six months ended June 30, 2014 pursuant to the delivery and acceptance of the AOT Equipment by TransCanada in June 2014. There were no similar transactions during the six months ended June 30, 2013.

Operating expenses were $1,849,615 for the six-month period ended June 30, 2014, compared to $2,754,750 for the six-month period ended June 30, 2013, a decrease of $905,135. This decrease is attributable to decreases in non-cash expenses of $540,635 and in cash expenses of $364,500. Specifically, the decrease in non-cash expense is attributable to decreases in stock and warrants granted to consultants, employees and directors of $534,508, receivables write-off of $5,000 and depreciation of $1,128. The decrease in cash expense is attributable to decreases in salaries of $167,756, corporate expenses of $20,868, consulting and professional fees of $15,005, rents and utilities of $70,952, travel and related expenses of $14,384, and in office and other expenses of $75,535.

Operating expenses were $924,629 for the three-month period ended June 30, 2014, compared to $1,541,865 for the three-month period ended June 30, 2013, a decrease of $617,236. This decrease is attributable to decreases in non-cash expenses of $193,951 and in cash expenses of $423,285. Specifically, the decrease in non-cash expense is attributable to decreases in stock and warrants granted to consultants, employees and directors of $188,738, receivables write-off of $5,000 and depreciation of $223. The decrease in cash expense is attributable to decreases in salaries of $225,535, corporate expenses of $14,555, consulting and professional fees of $23,104, rents and utilities of $43,875, travel and related expenses of $61,826, and in office and other expenses of $54,390.

Research and development expenses were $594,951 for the six-month period ended June 30, 2014, compared to $759,257 for the six-month period ended June 30, 2013, a decrease of $164,306. This decrease is attributable to decreases in salaries charged to research and development of $35,824, licensing and related research and patent expenses of $18,626 and prototype product development, product testing, research and supplies costs of $109,856.

Research and development expenses were $142,960 for the three-month period ended June 30, 2014, compared to $430,202 for the three-month period ended June 30, 2013, a decrease of $287,242. This decrease is attributable to decreases in salaries charged to research and development of $19,317 and prototype product development, product testing, research and supplies costs of $279,432, offset by an increase in licensing and related research and patent expenses of $11,511.

Other income and expense were $27,300 expense for the six-month period ended June 30, 2014, compared to $3,175,857 income for the six-month period ended June 30, 2013, a decrease in income of $3,202,157. This decrease is attributable to non-cash decreases in gain on extinguishment of derivative liabilities of $3,441,752 and loss due to a change in fair value of derivative liabilities of $220,614, of which, no similar transactions were recorded in 2014 and interest and financing expense of $260, offset by decrease in other non-cash expenses of $17,121 due to settlement of debt and accruals, gain on disposition of equipment and office sublease income.

Other income and expense were $0 income for the three-month period ended June 30, 2014, compared to $51,918 income for the three-month period ended June 30, 2013, a decrease in income of $51,918. This decrease is attributable to decreases in gain on disposition of equipment and office sublease income.

The Company had a net loss of $2,411,866, or $0.01 per share, for the six-month period ended June 30, 2014, compared to a net loss of $338,150, or $0.00 per share, for the six-month period ended June 30, 2013. We expect to incur a net loss in the fiscal year ending December 31, 2014 primarily attributable to continued research and development, operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations since our inception in 1998. As of June 30, 2014, we had cash of $3,314,322 and an accumulated deficit of $95,450,729. Our negative operating cash flow in 2013 and the first six months of 2014 was funded primarily through exercise of stock purchase warrants and options for cash.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,411,866 and a negative cash flow from operations of $2,131,030 for the six-month period ended June 30, 2014.  These factors raise substantial doubt about our ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At June 30, 2014, we had cash on hand in the amount of $3,314,322. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2014 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Licensing Fees to Temple University

For details of the licensing agreements with Temple University, see Financial Statements attached hereto, Note 4.

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

Estimates

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

Revenue Recognition

Revenues are recognized when persuasive evidence of an agreement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Lease revenue is recognized as earned.

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

For the six-month periods ended June 30, 2014 and 2013, research and development costs incurred were $594,951 and $759,257, respectively. For the three-month periods ended June 30, 2014 and 2013, research and development costs incurred were $142,964 and $430,202, respectively.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the interim period ended June 30, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company does not expect the adoption of this guidance to have any impact on the Company’s consolidated financial statement presentation or disclosures.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company does not expect the adoption of this guidance to have any impact on the Company’s consolidated financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statement presentation or disclosures. Certain Relationships and Related Transactions

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

We issue from time to time fixed rate discounted convertible notes. Our convertible notes and our equity securities are exposed to risk as set forth below, in Part II Item 1A, “Risk Factors.” Please also see Item 2, above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of June 30, 2014, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2014, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

The Company's internal control system is designed to provide reasonable assurance to the Company's management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2014. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (1992 framework). Based on our assessment, we conclude that, as of June 30, 2014, the Company has maintained effective internal control over financial reporting based on those criteria.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six-month period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

During the six months ended June 30, 2014, we issued 4,340,947 shares of common stock upon exercise of warrants at $0.30 per share for aggregate net proceeds of $1,302,284.

During the six months ended June 30, 2014, we issued 20,000 shares of common stock upon exercise of options at $0.30 per share for aggregate net proceeds of $6,000.

The proceeds received by the Company in connection with the above issuances of shares were used for general corporate purposes.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

Increase in Outstanding Shares

No additional shares were issued by the Company during the period from July 1, 2014 through July 31, 2014.

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

SAVE THE WORLD AIR, INC.

Date: August 11, 2014	By:	/s/ Greggory M. Bigger
Greggory M. Bigger
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

