Form 10-Q
period 2014-09-30
SAVE THE WORLD AIR INC
filed 2014-11-10
CIK 1103795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of the Registrant’s Common Stock outstanding as of November 3, 2014 was 180,953,764.

SAVE THE WORLD AIR, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

SAVE THE WORLD AIR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30
	2014	December 31
ASSETS	(unaudited)	2013
Current assets:
Cash	$2,641,734	$4,137,068
Accounts receivable	60,000	–
Other current assets	49,326	56,930
Total current assets	2,751,060	4,193,998
Property and Equipment, net of accumulated depreciation of $43,723 and $33,355 at September 30, 2014 and December 31, 2013, respectively	25,403	35,771
Other assets	5,830	5,830
Total assets	$2,782,293	$4,235,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable-license agreements	$326,094	$185,450
Accounts payable-other	46,962	184,597
Accrued expenses and accounts payable-related parties	327,374	662,028
Accrued expenses-other	123,986	128,208
Total current liabilities	824,416	1,160,283

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value: 300,000,000 shares authorized 180,953,764 and 176,242,817 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	180,954	176,243
Additional paid-in capital	97,943,426	95,937,936
Accumulated deficit	(96,166,503)	(93,038,863)
Total stockholders’ equity	1,957,877	3,075,316
Total liabilities and stockholders’ equity	$2,782,293	$4,235,599

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, UNAUDITED

	Three months ended		Nine months ended
	September 30		September 30
	2014	2013	2014	2013
Revenues	$180,000	$–	$240,000	$–
Operating expenses	(749,680)	(1,750,766)	(2,599,295)	(4,505,526)
Research and development expenses	(146,094)	(563,559)	(741,045)	(1,322,816)
Loss before other income (expense)	(715,774)	(2,314,325)	(3,100,340)	(5,828,342)
Other income (expense)
Other income (loss)	–	–	(26,500)	(23,895)
Interest and financing expense	–	–	–	(260)
Change in fair value of derivative liabilities	–	–	–	(220,614)
Gain on extinguishment of derivative liabilities	–	–	–	3,441,752
Gain on disposition of equipment	–	6,000	–	52,968
Settlement of litigation and debt	–	–	–	(67,294)
Net loss before provision for income taxes	(715,774)	(2,308,325)	(3,126,840)	(2,645,685)
Provision for income taxes	–	–	800	800
Net loss	$(715,774)	$(2,308,325)	$(3,127,640)	$(2,646,485)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	180,695,547	165,168,368	180,204,377	158,515,065

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY, UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2013	176,242,817	$176,243	$95,937,936	$(93,038,863)	$3,075,316
Common stock issued upon exercise of warrants and options, net	4,710,947	4,711	1,408,573	–	1,413,284
Fair value of options and warrants issued as compensation			596,917	–	596,917
Net loss				(3,127,640)	(3,127,640)
Balance, September 30, 2014	180,953,764	$180,954	$97,943,426	$(96,166,503)	$1,957,877

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED

	Nine months ended
	September 30
	2014	2013
Cash flows from Operating Activities
Net loss	$(3,127,640)	$(2,646,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement of litigation and debt	–	67,294
Stock based compensation expense	596,917	1,832,567
Issuance of common stock for services	–	49,000
Change in fair value of derivative liabilities	–	220,614
Gain on extinguishment of derivative liabilities	–	(3,441,752)
Gain on disposition of assets	–	(52,968)
Depreciation and amortization	10,368	11,943
Changes in operating assets and liabilities:
Accounts receivable	(60,000)	–
Prepaid expenses and other current assets	7,604	14,551
Other assets	–	4,500
Accounts payable and accrued expenses	(141,857)	(150,269)
Accounts payable – license agreements	140,644	(117,118)
Accounts payable and accrued expenses – related parties	(334,654)	(142,384)
Net cash used in operating activities	(2,908,618)	(4,350,507)
Cash flows from investing activities
Purchase of equipment	–	(7,573)
Proceeds from sale of equipment	–	27,500
Net cash provided by investing activities	–	19,927
Cash flows from financing activities
Net proceeds from exercise of warrants and options	1,413,284	6,553,100
Net cash provided by financing activities	1,413,284	6,553,100
Net (decrease) increase in cash	(1,495,334)	2,222,520
Cash, beginning of period	4,137,068	1,601,791
Cash, end of period	$2,641,734	$3,824,311

SUPPLEMENTAL DISCLOSURES
	Nine months ended
	September 30
	2014	2013
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$260
Income Taxes	$–	$–

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

In 2014, the Company began commercial development of a suite of products based around the new electrical heat system which reduces oil viscosity through a process known as joule heat (“Joule Heat”). The Company is designing and optimizing the Joule Heat technology for the upstream oil transportation market, and plans to begin field-testing with commercial entities in the fourth quarter of 2014. The Company filed two additional provisional patents related to the technology’s method and apparatus in the second quarter and fourth quarter of 2013, respectively. The first of the two provisional patents was finalized and submitted to non-provisional status on April 29, 2014. The second of the two provisional patents is scheduled to be finalized and submitted to non-provisional status at the end of the third quarter 2014.

The Company was considered a development stage company through March 31, 2014. In June 2014, as discussed in Note, 2, the Financial Accounting Standards Board issued new guidance that removed incremental financial reporting requirements from generally accepted accounting principles in the United States for development stage entities.  The Company adopted this new guidance, and as a result, all inception-to-date financial information and disclosures have been omitted from this report.

Consolidation Policy

The accompanying condensed consolidated financial statements of Save the World Air, Inc. and Subsidiary include the accounts of Save the World Air, Inc. (the Parent) and its wholly owned subsidiary STWA Asia Pte. Limited, incorporated on January 17, 2006.  Intercompany transactions and balances have been eliminated in consolidation.

Reclassification

 In presenting the Company’s statement of operations for the nine-month period ended September 30, 2013, the Company reclassified certain salary and consulting expenses in the aggregate of $44,500 that were previously reflected as operating expenses to research and development expenses.

1.	Summary of Significant Accounting Policies

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $3,127,640 and a negative cash flow from operations of $2,908,618 for the nine month period ended September 30, 2014 and an accumulated deficit of $96,166,503 as of September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2014, the Company had cash on hand in the amount of $2,641,734. Management expects that the current funds on hand will be sufficient to continue operations through September 2015. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the Company’s technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to former officers and consulting fees, during the remainder of 2014 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Basic and Diluted Income (loss) per share

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

At September 30, 2014 and 2013, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	September 30, 2014	September 30, 2013
Options	20,757,030	27,370,917
Warrants	5,421,050	18,194,322
Total	26,178,080	45,565,239

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board (FASB) whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Business and Credit Concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of September 30, 2014 and December 31, 2013, before adjustments for outstanding checks and deposits in transit, the Company had $2,641,734 and $4,143,367, respectively, on deposit with two banks. The deposits are federally insured up to $250,000 at each bank. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of these financial institutions.

Revenue Recognition

Revenues are recognized when persuasive evidence of an agreement exists; delivery has occurred, including transfer of title and risk of loss for product sales, or services have been rendered for service revenues; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Lease revenue is recognized as earned.

The Company has entered into short-term leases as lessor to test the effectiveness of certain of the Company’s prototype equipment. At September 30, 2014, all leases were accounted for as operating leases. Lease revenue for these short-term leases is accounted for over the test period on a straight line basis. If the Company’s equipment is eventually accepted for longer-term leases the Company will evaluate the lease transactions in accordance with FASB Accounting Standards Codification (ASC) Topic 840, Leases, to determine classification of the leases as operating, financing or sales-type leases.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments

Recent Accounting Pronouncements

On August 27, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 on June 30, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

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

Accrued Expenses and Accounts Payable - Related Parties

As of September 30, 2014 and December 31, 2013, the Company accrued the unpaid salaries, unused vacation and the corresponding payroll taxes of officers in the aggregate of $322,874 and $576,159, respectively. Included in these accruals at September 30, 2014 and December 31, 2013 are the unpaid salaries of the former Chief Executive Officer (CEO) of the Company of $43,750 and $306,250, respectively, and unpaid salaries of the former President and current member of the Company’s Board of Directors of $150,429 and $195,429, respectively. The Company agreed to monthly payments ranging from $5,000 up to $29,167 to these officers until their unpaid salaries are fully settled.

As of September 30, 2014 and December 31, 2013, the Company had accounts payable to related parties in the amount of $4,500 and $85,869 respectively. These amounts are unpaid Committee Fees and unpaid Company expenses incurred by Officers and Directors.

Consulting Fees Paid to Related Party

The Company incurred consulting fees of $45,000 to a consulting firm controlled by a member of our Board of Directors in each of the nine-month periods ending September 30, 2014 and 2013, and $15,000 in each of the three-month periods ended September 30, 2014 and 2013.

2.	Property and Equipment

At September 30, 2014 and December 31, 2013, property and equipment consists of the following:

	September 30,	December 31,
	2014	2013
Office equipment	$65,051	$65,051
Furniture and fixtures	4,075	4,075
	69,126	69,126
Accumulated depreciation	(43,723)	(33,355)
Total	$25,403	$35,771

For the three and nine month periods ended September 30, 2014, depreciation expense was $3,456 and $10,368, respectively. For the three and nine month periods ended September 30, 2013, depreciation expenses was $3,903 and $11,943 for, respectively.

3.	Research and Development

The Company has developed a technology called Applied Oil Technology (AOT), which is designed to enhance the flow of crude oil through pipelines.

For the three and nine month periods ended September 30, 2014, total expenses incurred on research, testing and development of the AOT™ Midstream commercial design and new product development amounted to $146,094 and $741,045, respectively and are reflected as research and development expenses on the accompanying condensed consolidated statements of operations. For the three and nine month periods ended September 30, 2013, such expenses totaled $563,559 and $1,322,816, respectively.

For the three and nine month periods ended September 30, 2014 and 2013, the following are the major components of the Company’s Research and Development expenses:

AOT Prototype

Total expenses incurred during the three and nine month periods ended September 30, 2014 amounted to $54,708 and $ 458,706, respectively. Total expenses incurred during the three and nine month periods ended September 30, 2013 amounted to $458,706. The cost of these prototypes was expensed as incurred because of the uncertainty of recovery and the imprecise nature of prototypes. The prototypes were developed to be used in leases the Company signed with TransCanada Keystone Pipeline, L.P. ("TransCanada") and Kinder Morgan Crude & Condensate, LLC (“Kinder Morgan”) (see Note 4).

AOT Testing

The Company constructs, develops and tests the AOT technology prototypes through the assistance of various third party entities. Costs incurred and expensed include fees such as U.S. Department of Energy testing fees, purchase of test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment, payroll and other related equipment and various logistical expenses for the purposes of evaluating and testing the Company’s AOT prototypes.

During the three and nine month periods ended September 30, 2014, the Company recognized $12,167 and $44,682, respectively, of AOT testing expenses. During the three and nine month periods ended September 30, 2013, the Company recognized $ 55,835 and $ 577,944, respectively, of such costs.

Temple University Licensing Agreements

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

During the three and nine month periods ended September 30, 2014 total expenses recognized pursuant to these two agreements amounted to $46,875 and $140,625, respectively. During the three and nine month periods ended September 30, 2013, total such expenses amounted to $46,875 and $140,625, respectively. These expenses have been reflected in Research and Development expenses on the accompanying consolidated statement of operations.

As of September 30, 2014 and December 31, 2013, total unpaid fees due to Temple pursuant to these agreements amounted to $293,750 and $153,125, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

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

In August 2013, the Company and Temple amended the Research Agreement. Under the amended agreement, parties agreed that total cost for Phase 1 of the agreement expenses incurred in prior periods was $241,408, of which, $187,500 was already recognized in prior year and total cost for Phase 2 of the agreement was $258,592 payable beginning September 1, 2013 in seven quarterly installments of $32,344 and a final payment on June 1, 2015 of $32,184.

During the three and nine month periods ended September 30, 2014, the Company recognized a total of $32,344 and $97,032, respectively, pursuant to this agreement and has been reflected in Research and Development expenses on the accompanying consolidated statement of operations. During the three and nine month periods ended September 30, 2013, such expenses totaled $32,324 and $115,657, respectively, of such costs.

As of September 30, 2014 and December 31, 2013, total unpaid fees due to Temple pursuant to this agreement amounted to $32,344 and $32,325, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

4.	Leases

TransCanada Keystone Pipeline, L.P. Lease

On August 1, 2013, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Lease”) with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. ("TransCanada") which agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of TransCanada’s operating pipelines. In June 2014, the equipment was accepted by TransCanada and the lease commenced. The initial term of the lease was for six months at an amount of $60,000 per month. During the initial term, either the Company or TransCanada had the right to terminate the Agreement for any reason on 90 days written notice. TransCanada had an option to purchase the equipment during the term of the lease for approximately $4.3 million.

As previously reported in our Form 8-K, as filed on July 21, 2014, our Lease with TransCanada was terminated by TransCanada, effective October 15, 2014. In accordance with terms of the Lease, our AOT Equipment must be returned by TransCanada, at TransCanada’s expense, free and clear of oil and in good working order. We have provided TransCanada with delivery instructions and will seek to redeploy our AOT Equipment under a new lease or with a new customer. Arrangements have not yet been made and we can offer no assurances that our AOT Equipment, once returned to us by TransCanada, will be redeployed.

Under the Lease, TransCanada installed and tested four AOT Midstream pressure vessels with a cumulative maximum flow capacity of 20,000 gallons per minute and a steal pipe header system which diverts oil from TransCanada’s pipeline through the AOT Midstream pressure vessels. The Company’s costs for the equipment leased to TransCanada totaled approximately $1.4 million, and represent costs associated with testing of a pre-production prototype and therefore were considered research and development costs (see Note 3). The Company is accounting for the TransCanada Lease as an operating lease, and recognized lease revenue of $180,000 and $240,000 for the three and nine months ended September 30, 2014, respectively. At September 30, 2014, total lease receivable of $60,000 due from TransCanada is included in the accompanying consolidated balance sheets, and was subsequently collected in October 2014.

Kinder Morgan Crude & Condensate, LLC Lease

On July 15, 2014, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Lease”) with Kinder Morgan Crude & Condensate, LLC (“Kinder Morgan”). In accordance with the terms and conditions of the agreement, Kinder Morgan agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of Kinder Morgan’s operating pipelines. Equipment provided under the Lease includes a single AOT Midstream pressure vessel with a maximum flow capacity of 5,000 gallons per minute. The Lease provides for the Company to deliver the equipment to a location designated by Kinder Morgan no later than December 31, 2014. The equipment is to be installed and placed in operation by Kinder Morgan, at Kinder Morgan’s expense.

The initial term (“Initial Term”) of the Lease is four months, with an option to extend the Lease for up to a maximum of 84 months. During the Initial Term, either the Company or Kinder Morgan may terminate the Agreement for any reason on 45 days’ written notice. Lease payments shall be $20,000 per month; provided however, that in the event the Equipment is removed from service at its initial location during the Initial Term, the monthly lease payments shall be reduced to $5,000 until the Equipment is placed back in service at its new location, at which time the Lease payments shall resume at $20,000 per month. The agreement further provides that Kinder Morgan shall have an option to purchase the Equipment during the term of the Lease for a fixed price of between $600,000 and $1,200,000, depending upon the date of purchase.

Under terms of the Lease, Kinder Morgan and the Company will collaboratively share and analyze performance data collected by sensors attached to the AOT equipment and at several locations along Kinder Morgan’s pipeline. Data collected is protected by a mutual nondisclosure agreement. The Company will account for the Lease with Kinder Morgan as an operating lease.

5.	Common Stock Transactions

During the nine months ended September 30, 2014, the Company issued 4,710,947 shares of its common stock upon exercise of options and warrants at a price of $0.30 per share with proceeds of $1,413,284.

6.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Options vest and expire according to terms established at the grant date.

Options

The Company issues stock options to employees, directors and consultants under its 2004 Stock Option Plan (“Plan”), and in some cases issues stock options outside of the Plan. The Company could issue options under the Plan to acquire up to 7,000,000 shares of common stock as amended in May 2006.

From the Plan’s inception in 2004 up to September 30, 2014, the Company granted options to purchase 9,648,937 shares under the Plan, of which options to purchase 4,328,574 shares were subsequently cancelled or forfeited and made available for grants under the Plan. As of September 30, 2014, options to purchase 1,268,333 shares previously issued under the Plan had been exercised, options to purchase 4,052,030 shares were issued and outstanding and 1,679,637 shares were available to be granted under the Plan.

From the Company’s inception in February 1998 up to September 30, 2014, options to purchase a total of 37,050,000 shares were granted outside of the Plan, of which, options to purchase 17,485,000 shares were subsequently cancelled or forfeited. As of September 30, 2014, there were 16,705,000 options to purchase shares of common stock issued outside of the plan.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants have vested upon issuance and up to 2 years from the date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at September 30, 2014 was 6.4 years. Stock option activity for the period December 31, 2013 up to September 30, 2014, was as follows:

	Options	Weighted Avg. Exercise Price
December 31, 2013	20,309,908	$0.28
Granted	557,122	0.85
Exercised	(20,000)	0.30
Forfeited	(90,000)	0.91
September 30, 2014	20,757,030	$0.29

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of September 30, 2014 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	20,493,801	6.4	$0.28	18,229,381	$0.28
$ 1.00 - $ 1.99	263,229	5.5	$1.22	263,229	$1.22
	20,757,030	6.5	$0.29	18,492,610	$0.29

At September 30, 2014 the aggregate intrinsic value of the options outstanding was $8,069,165. Future unamortized compensation expense on the unvested outstanding options at September 30, 2014 is approximately $525,000.

During the nine month period ending September 30, 2014:

•	The Company granted options to purchase 145,000 shares of common stock to employees. The options are exercisable at $0.75/share up to $0.99/share, of which, 20,000 options vested immediately and expire two years from the date of grant, and 125,000 options vest over two years and expire ten years from the date of grant. Total fair value of these options at grant date was approximately $70,600 using the Black-Scholes Option Pricing model with the following assumptions: life of 1 to 6 years; risk free interest rate of 0.12% to 1.66%; volatility of 123% to 125% and dividend yield of 0%.

•	The Company granted options to purchase 412,122 shares of common stock to members of the Board of Directors under a new Board of Directors compensation plan adopted by the Company on May 6, 2014. The options are exercisable at $0.86/share and expire ten years from the date of grant. A total of 237,702 options vested immediately while the remaining 174,442 vest over twelve months from the date of grant. Total fair value of these options at grant date was approximately $299,930 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 1.68%; volatility of 123% and dividend yield of 0%.

•	Options to acquire 20,000 shares of common stock were exercised for net proceeds of $6,000.

During the nine month periods ended September 30, 2014 and 2013, the Company recognized compensation costs based on the fair value of options that vested of $550,506 and $1,238,909 respectively.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting December 31, 2013 up to September 30, 2014.

	Warrants	Weighted Avg. Exercise Price
December 31, 2013	11,763,966	$0.34
Granted	490,000	0.77
Exercised	(4,690,947)	0.30
Cancelled	(2,141,969)	0.46
Outstanding, September 30, 2014	5,421,050	$0.37

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of September 30, 2014 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.25 - $ 0.99	5,301,050	3.5	$0.35	4,981,050	$0.33
$ 1.00 - $ 1.99	120,000	0.3	$1.01	120,000	$1.01
	5,421,050	3.1	$0.37	5,101,050	$0.34

At September 30, 2014, the aggregate intrinsic value of the warrants outstanding was $1,701,384. Future unamortized compensation expense on the unvested outstanding warrants at September 30, 2014 is approximately $179,000.

During the nine month period ending September 30, 2014:

•	Warrants to acquire 4,690,947 shares of common stock were exercised resulting in proceeds of $1,407,284.

•	The Company granted warrants to consultants to purchase 490,000 shares of its common stock. A total of 240,000 warrants have an exercise price of $0.67 up to $1.01 per share, vest over a period of six months to two years and will expire in two to ten years from the grant date. For the remaining 250,000 warrants, the exercise price will be determined on the date of vesting in an amount equal to the closing price of the Company’s common stock on the vesting date, vest over a two year period from the date of grant and expire two years from the date of grant. Total fair value of the warrants amounted to approximately $240,000 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 0.47% to 1.62%; dividend yield of 0%; volatility of 58% to 122%; and an expected life of one to five years.

During the nine months ended September 30, 2014 and 2013, the Company recognized compensation costs of $46,411 and $158,157, respectively, based on the vested fair value of warrants granted to consultants and an employee.

7.	Commitments and Contingencies

Legal matters

There are no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

8.	Subsequent Events

Newfield Exploration Company Joint Development Agreement

On October 15, 2014, the Company entered into a Joint Development Agreement with Newfield Pipeline Exploration Company (“Newfield”) to test the effectiveness of the Company’s Joule Heat technology under operating conditions on Newfield’s oil pipeline. The Company shall deliver the Joule Heat technology at the Company’s sole expense, and Newfield will install and operate the Joule Heat technology at Newfield’s sole expense. The term of the agreement is six months, subject to early termination upon 30-day written notice, commencing upon installation scheduled to be no later than December 31, 2014. See “Business Description” above for details of the Joule Heat technology. The Newfield agreement is attached hereto as Exhibit 10.1.

Haven Technology Solutions, LLC Joint Development Agreement

On October 24, 2014, the Company entered into a Joint Development Agreement with Haven Technology Solutions, LLC (“Haven”), a research firm specializing in flow regime management technologies for the global energy industry. Testing to be conducted at the Haven flow-loop research facility in Magnolia, Texas, will incorporate Haven's patented Flow Regime Management systems (FRMs™) as an advanced separation solution in conjunction with STWA's AOT™ Viscosity Reduction System and STWA Joule Heat pipeline flow assurance equipment. This hybrid system has been optimized for upstream condensate pipeline operations, separating commingled fluids under full flow and multiphase conditions. Condensate, or ultra-light oils, are lighter than crude but heavier than liquid natural gas, and make up one of the industry's fastest growing segments as a result of enhanced oil and gas recovery techniques used to extract previously unrecoverable resources from shale formations. The Haven agreement is attached hereto as Exhibit 10.2.

OTCQX Marketplace

On October 30, 2014, the Company began trading on OTCQX, a marketplace operated by OTC Markets Group Inc. for established global and growth companies. Investors can find current financial disclosure and Real-Time Level 2 quotes for STWA at: www.otcmarkets.com/stock/ZERO/quote.

TransCanada Lease Termination

The TransCanada Equipment Lease with Option to Purchase (“Lease”, see Note 4) was terminated, effective October 15, 2014. Under terms of the Lease, all equipment is to be returned to the Company by TransCanada, at TransCanada’s expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

 This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2014, and we undertake no duty to update this information.

Overview

In the second quarter of 2014, we reached a major milestone in the Company’s evolution, generating revenues from our AOT technology for the first time since our inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2014.

Between 2011 and 2012, the Company transitioned from prototype testing of its AOT technology at the U.S. Department of Energy Rocky Mountain Oilfield Testing Center, Midwest, Wyoming, to the design and production of full-scale commercial prototype units. The Company worked in a collaborative engineering environment with multiple Energy Industry companies to refine the AOT™ Midstream commercial design to comply with the stringent standards and qualification processes as dictated by independent engineering audit groups and North American industry regulatory bodies. In May 2013, the Company’s first commercial prototype unit known as AOT™ Midstream, was completed.

On August 1, 2013, the Company entered into an Equipment Lease/Option to Purchase Agreement (“TransCanada Lease”) with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. ("TransCanada") which agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of TransCanada’s operating pipelines. In June 2014, the equipment was accepted by TransCanada and the lease commenced. The TransCanada Lease was terminated by TransCanada, effective October 15, 2014.

Under the TransCanada Lease, TransCanada installed and tested four AOT Midstream pressure vessels with a cumulative maximum flow capacity of 20,000 gallons per minute. As part of the testing process of our AOT Technology on the TransCanada pipeline, we received a report (“Report”) from an independent, third-party laboratory (“Laboratory”), hired by the Company. The Laboratory performed tests and analysis on crude oil treated by our AOT Equipment at the TransCanada pipeline facility where our equipment was installed under typical operating conditions. The analysis was conducted to determine the effectiveness of our equipment in reducing the flow of viscosity of crude oil flowing through the TransCanada pipeline. Among other things, the Report determined that data indicated treatment of the crude oil flowing through the TransCanada pipeline using our AOT Technology reduced the viscosity of the crude oil. The Report also determined that the efficacy of our AOT Technology was constrained due to the limitations of the electric field applied by the power supply installed on our equipment, concluding that maximum viscosity reductions could be achieved by modifying the installed power supply. We are encouraged by the results and data analysis arising from the testing of our AOT Technology and confirmation of its efficacy. We look forward to further development and commercialization of our technology.

On July 15, 2014, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Kinder Morgan Lease”) with Kinder Morgan Crude & Condensate, LLC (“Kinder Morgan”) under which Kinder Morgan agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of Kinder Morgan’s operating pipelines. Equipment provided under the Lease includes a single AOT Midstream pressure vessel with a maximum flow capacity of 5,000 gallons per minute. The Lease provides for the Company to deliver the equipment to Kinder Morgan no later than December 31, 2014.

In 2014, the Company began commercial development of a suite of products based around the new electrical heat system which reduces oil viscosity through a process known as joule heat (“Joule Heat”). The Company is designing and optimizing the Joule Heat technology for the upstream oil transportation market, and plans to begin field-testing with commercial entities in the fourth quarter of 2014. The Company filed two additional provisional patents related to the technology’s method and apparatus in the second quarter and fourth quarter of 2013, respectively. The first of the two provisional patents was finalized and submitted to non-provisional status on April 29, 2014. The second of the two provisional patents is scheduled to be finalized and submitted to non-provisional status by the end of 2014.

In October 2014, the Company entered into Joint Development Agreements with Newfield Exploration Company and Haven Technology Solutions to test the Joule Heat technology under operating and flow-loop conditions. See Note 8 to the Financial Statements above for details of these Joint Development Agreements.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in the first quarter of 2014 and will need to raise substantial additional capital through the end of 2014, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation for the Three Months ended September 30, 2014 and 2013

The Company recognized $180,000 in revenues in the three months ended September 30, 2014 pursuant to the lease of the AOT Equipment by TransCanada. There were no similar transactions during the three months ended September 30, 2013.

Operating expenses were $749,680 for the three-month period ended September 30, 2014, compared to $1,750,766 for the three-month period ended September 30, 2013, a decrease of $1,001,086. This decrease is attributable to decreases in non-cash expenses of $750,589 and in cash expenses of $250,497. Specifically, the decrease in non-cash expense is attributable to decreases in stock and warrants granted to consultants of $35,000 and employees and directors of $715,143. The decrease in cash expense is attributable to decreases in salaries of $155,055, corporate expenses of $3,799, consulting and professional fees of $100,956, rents and utilities of $24,059 and in office and other expenses of $35,561, offset by an increase in travel and related expenses of $68,933.

Research and development expenses were $146,094 for the three-month period ended September 30, 2014, compared to $563,559 for the three-month period ended September 30, 2013, a decrease of $417,465. This decrease is attributable to decreases in salaries charged to research and development of $32,262 and prototype product development, product testing, research, patents and supplies costs of $385,223.

Other income and expense were $0 income for the three-month period ended September 30, 2014, compared to $6,000 income for the three-month period ended September 30, 2013, a decrease in income of $6,000. This decrease is attributable to decreases in gain on disposition of equipment.

The Company had a net loss of $715,774, or $0.00 per share, for the three-month period ended September 30, 2014, compared to a net loss of $2,308,325, or $0.01 per share, for the three-month period ended September 30, 2013.

Results of Operation for the Nine Months ended September 30, 2014 and 2013

The Company recognized $240,000 in revenues in the nine months ended September 30, 2014 pursuant to the delivery and acceptance of the AOT Equipment by TransCanada in June 2014. There were no similar transactions during the nine months ended September 30, 2013.

Operating expenses were $2,599,295 for the nine-month period ended September 30, 2014, compared to $4,505,562 for the nine-month period ended September 30, 2013, a decrease of $1,906,267. This decrease is attributable to decreases in non-cash expenses of $1,291,224 and in cash expenses of $615,007. Specifically, the decrease in non-cash expense is attributable to decreases in stock and warrants granted to consultants, employees and directors of $1,284,650, receivables write-off of $5,000 and depreciation of $1,574. The decrease in cash expense is attributable to decreases in salaries and benefits of $322,811, corporate expenses of $24,667, consulting and professional fees of $115,962, rents and utilities of $95,010 and in office and other expenses of $111,105, offset by an increase in travel and related expenses of $54,548.

Research and development expenses were $741,045 for the nine-month period ended September 30, 2014, compared to $1,322,816 for the nine-month period ended September 30, 2013, a decrease of $581,771. This decrease is attributable to decreases in salaries charged to research and development of $70,086, licensing and related research expenses of $18,626 and prototype product development, product testing, research, patent and supplies costs of $493,059.

Other income and expense were $27,300 expense for the nine-month period ended September 30, 2014, compared to $3,181,857 income for the nine-month period ended September 30, 2013, a decrease in income of $3,209,157. This decrease is attributable to non-cash decreases in gain on extinguishment of derivative liabilities of $3,441,752 and loss due to a change in fair value of derivative liabilities of $220,614, of which, no similar transactions were recorded in 2014 and interest and financing expense of $260, offset by decrease in other non-cash expenses of $11,721 due to settlement of debt and accruals, gain on disposition of equipment and office sublease income.

The Company had a net loss of $3,127,640, or $0.02 per share, for the nine-month period ended September 30, 2014, compared to a net loss of $2,646,485, or $0.02 per share, for the nine-month period ended September 30, 2013. We expect to incur a net loss in the fiscal year ending December 31, 2014 primarily attributable to continued research and development, operating and marketing-related expenditures without the benefit of any significant revenue for the remainder of the year.

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations since our inception in 1998. As of September 30, 2014, we had cash of $2,641,734 and an accumulated deficit of $96,166,503. Our negative operating cash flow in 2013 and the first nine months of 2014 was funded primarily through exercise of stock purchase warrants and options for cash.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $3,127,640 and a negative cash flow from operations of $2,908,618 for the nine-month period ended September 30, 2014.  These factors raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At September 30, 2014, we had cash on hand in the amount of $2,641,734. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2014 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Licensing Fees to Temple University

For details of the licensing agreements with Temple University, see Financial Statements attached hereto, Note 3.

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

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our consolidated financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. For a more detailed discussion of the accounting policies of the Company, see Note 1 of the Notes to the Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies”.

We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our consolidated financial statements.

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing our consolidated financial statements as described in Note 1 to Notes to the Condensed Consolidated Financial Statements. Actual results could differ from those estimates.

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

The fair value of the Company's common stock option grants is estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use are also expensed. Furthermore, costs incurred in the construction of prototypes with no certainty of any alternative future use and established commercial uses are also expensed.

For the nine-month periods ended September 30, 2014 and 2013, research and development costs incurred were $741,045 and $1,322,816, respectively. For the three-month periods ended September 30, 2014 and 2013, research and development costs incurred were $146,094 and $563,559, respectively.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $3,127,640 and a negative cash flow from operations of $2,908,618 for the nine month period ended September 30, 2014 and an accumulated deficit of $96,166,503 as of September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2014, the Company had cash on hand in the amount of $2,641,734. Management expects that the current funds on hand will be sufficient to continue operations through September 2015. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the Company’s technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to former officers and consulting fees, during the remainder of 2014 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Recent Accounting Pronouncements

On August 27, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the interim period ended June 30, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of September 30, 2014, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2014, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

Our management assessed the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2014. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (1992 framework). Based on our assessment, we conclude that, as of September 30, 2014, the Company has maintained effective internal control over financial reporting based on those criteria.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine-month period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

During the nine months ended September 30, 2014, we issued 4,690,947 shares of common stock upon exercise of warrants at $0.30 per share for aggregate net proceeds of $1,407,284.

During the nine months ended September 30, 2014, we issued 20,000 shares of common stock upon exercise of options at $0.30 per share for aggregate net proceeds of $6,000.

The proceeds received by the Company in connection with the above issuances of shares were used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Increase in Outstanding Shares

No additional shares were issued by the Company during the period from October 1, 2014 through November 3, 2014.

Subsequent Events

See notes to financial statements, Note 8 for subsequent events.

TransCanada Keystone Pipeline, L.P. Lease

As previously reported in our Form 8-K, as filed on July 21, 2014, our Lease with TransCanada was terminated by TransCanada, effective October 15, 2014. In accordance with terms of the Lease, our AOT Equipment must be returned by TransCanada, at TransCanada’s expense, free and clear of oil and in good working order. We have provided TransCanada with delivery instructions and will seek to redeploy our AOT Equipment under a new lease or with a new customer. Arrangements in the foregoing regard have not yet been made and we can offer no assurances that our AOT Equipment, returned to us by TransCanada, will be redeployed.

As part of the testing process of our AOT Technology on the TransCanada pipeline, we received a report (“Report”) from an independent, third-party laboratory (“Laboratory”), hired by the Company. The Laboratory performed tests and analysis on crude oil treated by our AOT Equipment at the TransCanada pipeline facility where our equipment was installed under typical operating conditions. The analysis was conducted to determine the effectiveness of our equipment in reducing the flow of viscosity of crude oil flowing through the TransCanada pipeline. Among other things, the Report determined that data indicated treatment of the crude oil flowing through the TransCanada pipeline using our AOT Technology reduced the viscosity of the crude oil. The Report also determined that the efficacy of our AOT Technology was constrained due to the limitations of the electric field applied by the power supply installed on our equipment, concluding that maximum viscosity reductions could be achieved by modifying the installed power supply. We are encouraged by the results and data analysis arising from the testing of our AOT Technology and confirmation of its efficacy. We look forward to further development and commercialization of our technology.

Item 6. Exhibits

Exhibit No.	Description
10.1	Newfield Exploration Compan Joint Development Agreement

10.2	Haven Technology Solutions Joint Development Agreement

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SAVE THE WORLD AIR, INC.

Date: November 10, 2014	By:	/s/ GreggoryM. Bigger
Greggory M. Bigger
Chief Financial Officer

