Form 10-K
period 2014-12-31
SAVE THE WORLD AIR INC
filed 2015-03-16
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2014, was $150,143,818.

The number of shares of the Registrant’s Common Stock outstanding as of March 2, 2015, was 181,338,244

DOCUMENTS INCORPORATED BY REFERENCE – None

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

You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “expects,” “anticipates,” “believes,” “estimates,” “intends,” “project,” “potential,” “forecast” “continues,” “strategies,” or the negative of such terms, or other comparable terminology, and also include statements concerning plans, objectives, goals, strategies and future events or performance.

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

Overview

Save The World Air, Inc. (“STWA” or “Company” or “we” or “us” or “our”) develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual property portfolio includes 47 domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). STWA's primary technology is called Applied Oil Technology™ (AOT™), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT™ has been proven in U.S. Department of Energy tests and other independent tests, as well as in full scale operation on a commercial crude oil pipeline to increase the energy efficiency of oil pipeline pump stations.

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

The Company was considered a development stage company through March 31, 2014. In June 2014, as discussed in Note 2 of the accompanying Financial Statements, the Financial Accounting Standards Board issued new guidance that removed incremental financial reporting requirements from generally accepted accounting principles in the United States for development stage entities. The Company adopted this new guidance, and as a result, all inception-to-date financial information and disclosures have been omitted from this report.

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

Under the TransCanada Lease, TransCanada installed and tested four AOT Midstream pressure vessels with a cumulative maximum flow capacity of 20,000 gallons per minute. As part of the testing process of our AOT Technology on the TransCanada pipeline, we received a report (“Report”) from an independent, third-party laboratory (“Laboratory”), hired by the Company. The Laboratory performed tests and analysis on crude oil treated by our AOT Equipment at the TransCanada pipeline facility where our equipment was installed under typical operating conditions. The analysis was conducted to determine the effectiveness of our equipment in reducing the flow of viscosity of crude oil flowing through the TransCanada pipeline. Among other things, the Report determined that data indicated treatment of the crude oil flowing through the TransCanada pipeline using our AOT Technology reduced the viscosity of the crude oil. The Report also determined that the efficacy of our AOT Technology was constrained due to the limitations of the electric field applied by the power supply installed on our equipment, concluding that maximum viscosity reductions could be achieved by modifying the installed power supply. We are encouraged by the results and data analysis arising from the testing of our AOT Technology under commercial operating conditions. We look forward to further development and commercialization of our technology. In June 2014, the equipment was accepted by TransCanada and the lease commenced. The TransCanada Lease was terminated by TransCanada, effective October 15, 2014.

In 2013, the Company filed two provisional patents related to a new electrical heat system which reduces oil viscosity through a process known as joule heat (“Joule Heat”). Non-provisional patents were filed in 2014.

In the second quarter of 2014, we reached a major milestone in the Company’s evolution, generating revenues from our AOT technology for the first time since our inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2015.

On July 15, 2014, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Kinder Morgan Lease”) with Kinder Morgan Crude & Condensate, LLC (“Kinder Morgan”) under which Kinder Morgan agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of Kinder Morgan’s operating pipelines. Equipment provided under the Lease includes a single AOT Midstream pressure vessel with a maximum flow capacity of 5,000 gallons per minute. The equipment was delivered to Kinder Morgan in December 2014 and testing is scheduled to commence in March 2015.

In October 2014, the Company entered into a Joint Development Agreement with Newfield Exploration Company to test commercial prototype Joule Heat equipment. This equipment is in fabrication, scheduled for delivery in March 2015. Testing is scheduled to begin shortly after delivery.

On October 24, 2014, the Company entered into a joint testing agreement with Haven Technology Solutions, LLC (“Haven”) to investigate potential synergies between Haven’s Flow Regime Management (FRM™) systems and STWA’s AOT and Joule Heat technologies. We have since determined that it would be in our interest at this time to focus our limited resources on current AOT testing and Joule Heat technology development initiatives in place with our other customers. Accordingly, the joint testing agreement with Haven was terminated by us in December 2014.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2014 and will need to raise substantial additional capital through the end of 2015, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

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

Other Recent Developments

In November 2014, Ryan Zinke announced his voluntarily resignation as a member of the Board of Directors effective January 1, 2015. Mr. Zinke was elected to the United States House of Representatives, representing the state of Montana on November 4, 2014. As a result of this election, Mr. Zinke determined he could no longer serve on the Board.

Our Business Strategy

STWA intends to continue commercialization and marketing of its current technologies as well as acquire, license, develop, and commercialize new, novel technology from academia. Our current and primary product portfolio is dedicated to the crude oil production and transportation marketplace, with a specifically-targeted product offering for enhancing the flow-assurance parameters of new and existing pipeline gathering and transmission systems.

Our primary goal is to provide the oil industry with a cost-effective method by which to increase the number of barrels of oil able to be transported per day through the industry’s existing and newly built pipelines. We also seek to provide the oil industry with a way to reduce emissions from operating equipment. We believe our goals are realizable via viscosity reduction using our AOT and Joule Heat product lines.

There is currently rapid growth within the petroleum industry and regulatory growth within governmental bodies worldwide. We believe, STWA’s technologies will enable the petroleum industry to gain key value advantages boosting profit, while satisfying the needs of regulatory bodies at the same time. We have proven our ability to build, deliver and operate our AOT equipment on a high-volume commercial pipeline and key players in the pipeline industry continue to demonstrate strong interest in our technologies.

Our manufacturing strategy is to contract with third-party vendors and suppliers, each with a strong reputation and proven track record in the pipeline industry. These vendors are broken up by product component subcategory, enabling multiple manufacturing capacity redundancies and safeguards to be utilized. In addition, this strategy allows the Company to eliminate the prohibitively high capital expenditures such as costs of building, operating and maintaining its own manufacturing facilities, ratings, personnel and licenses, thereby eliminating unnecessary capital intensity and risk.

Our identified market strategy is to continue meeting with oil and gas industry executives in the upstream, gathering, and midstream sectors from both domestic and foreign companies. Our goal is to introduce our technology to oil and gas companies and to demonstrate potential value for the purposes of negotiating commercial implementation of our AOT technology to their existing infrastructures.

Our strategy includes:

1.	Continue optimization and value engineering of our AOT Midstream commercial product line.
2.	Expand AOT Midstream field test operations on commercial pipeline operations.
3.	Gain clearance from customers’ procurement divisions for expanded installation of AOT Midstream based on field test results.
4.	Complete laboratory testing of our Joule Heat product line.
5.	Initiate and expand field testing of Joule Heat product on commercial pipeline operations.
6.	Commercial deployment of our Joule Heat product line.
7.	Publish material events, collaborative arrangements, framework agreements and joint development agreements.
8.	Co-Present with customers at various trade conferences in the United States.
9.	Continue to make inroads and meet with key strategic potential customers in the following geographic regions:
a.	Alberta, Canada
b.	Williston, Bakken Basin, USA
c.	Niobrara, Denver-Julesberg Basin, USA
d.	Uinta-Piceanse Basin
e.	Green River Basin
f.	West Africa
g.	Asia
h.	Australia-Asia
i.	South America
5

10.	Continue to make inroads and strategic alliances with additional supply chain and logistics support to rapidly expand our production capacity beyond its current physical limitations, adding capacity, reach and stability with pre-approved supply chain members that meet the criteria of the customers’ procurement divisions.
11.	Further develop additional AOT and Joule Heat product models beyond targeting upstream and gathering energy production and transport sectors.
12.	Continue to develop collaboratively additional scientific and technical whitepaper reports, product development enhancements, and additional products with our engineering support, consultants and relationships.

Market Analysis Overview

The United States energy sector is in a period of change and growth due to the invention and adoption of new oilfield drilling and completion techniques.  These new technological achievements, known as Enhanced Oil Recovery Techniques (EOR), have reversed the domestic United States' oilfield depletion trends, making this country extremely competitive in the global energy production sector over the past five years.  One of the many challenges to the sector is that the upstream growth is rapidly overwhelming the midstream pipeline infrastructure's carrying capacity, leading to transportation and emissions problems.  STWA's Applied Oil Technology (AOT™) on-demand crude oil viscosity reduction flow assurance technology is designed to assist with both of these issues facing the industry.

EOR Growth:

The advent of EOR has led to rapid growth in the upstream sector.  The Williston Basin and Bakken Formation in North Dakota, for example, have benefitted from widespread adoption of the new techniques, enabling the once inactive field again to become viable in the otherwise desolate region. The Bakken is considered by many within the industry as a key leading indicator of future production as other areas begin the adoption process of the new downhole techniques.  The rampant upstream growth due to the EOR use has reversed the "Peak Oil" trend that was indicated decades ago, bringing the USA to the forefront of gas and crude production.   These new techniques allow for previously unattainable oil and gas reserves to become viable, and have led to massive growth in the upstream production sector.  With the EOR processes, many industry analysts predict that the USA will be able to be energy independent within the next 5 to 10 years.

Midstream Challenges due to EOR Growth:

The rampant and accelerating growth does not come without its challenges however.  One of the many issues facing the industry is the simple fact that the accelerating growth in the upstream sector due to the adoption of the new and more effective recovery techniques has outstripped the midstream transportation network of long distance transmission pipelines' carrying capacity. The midstream sector, which takes the upstream product produced in the remote oilfields throughout the continent and brings it to market, hundreds to thousands of miles away, was designed and built prior to the advent of the EOR technology.  The problem is that there simply isn't enough pipeline diameter and transport capacity to service the areas adopting the EOR techniques.  This, in turn leads the upstream producers to look to other means to bring their product to market.  In regions such as the Williston Basin (Bakken), the lack of pipeline carrying capacity has led to explosive growth in truck and train transportation, triggering many challenges for the highway and rail systems throughout the domestic USA.  As reported by the US Energy Information Administration, by year-end 2013, crude oil transportation out of the Bakken by rail outpaced pipeline capacity by a factor of nearly 2 to 1 with rail outflow capacity of 965,000 barrels per day versus pipeline outflow capacity of 515,000 barrels per day.

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

Current Market Trends:

Rapid expansion of EOR has resulted in massive transportation bottlenecks and an over-supply of crude oil in the field. As a result, crude oil prices dropped sharply in 2014 and there has been a significant reduction in drill-rig capital expenditures. Conversely, market experts are forecasting continued growth in crude oil pipeline capital expenditures. A February 2015 study published by GlobalData titled “North America and Russia to Dominate Global Oil and Gas Pipeline Construction by 2018” estimates planned U.S. oil and gas pipeline capital expenditures for new construction will exceed $500 billion, resulting in the construction of 24,000 miles of new oil and gas pipeline capacity.

Our Products and Technology

AOT Commercial Products

Beginning in the second quarter of 2012, the Company began the design and engineering efforts required to transition from prototype testing to full-scale commercial unit production. The Company established its supply chain, designs, drawings, engineering, certifications and specifications to comply with the engineering audit processes as dictated by the energy industry regulation processes. The Company’s first commercial prototype unit known as AOT™ Midstream, was completed in May 2013 to support the Company’s installation efforts after successfully passing quality control according to accepted industry practices, and passing inspection for various industry and regulatory certifications and inspections. The Company has been working in a collaborative engineering environment with multiple energy industry companies to refine the AOT™ Midstream commercial design to comply with the stringent standards and qualification processes as dictated by independent engineering audit groups and North American industry regulatory bodies.

The Company continues to optimize and value engineer its AOT product line, targeting both Midstream and Upstream markets. In August, 2013, the Company began to design, engineer, and analyze additional commercial installation versions of the AOT™ technology suite to identify, evaluate and address additional targets of opportunity within the energy production space. These efforts are intended to yield a different embodiment of the device(s) for use in the production-side upstream market vertical, designed to increase the efficiency and volume of the massive network of oil pipeline connecting production fields to midstream transport hubs. The development processes continue at time of this document.

In June 2014, the installation of the Company’s first commercial operating unit was installed and accepted for testing and operation under a short term lease with TransCanada as discussed in the Overview section above. The lease was terminated upon completion of testing and the equipment was returned to the Company. This equipment was originally configured as a “4-Pack” with four pressure vessels connected in a parallel configuration with a cumulative maximum flow capacity of 20,000 gallons per minute (“gpm”), or 600,000 barrels per day (“bbl/day”). The Company intends to either redeploy this equipment in its original 4-Pack configuration, or as four individual AOT units, each with a 5,000 gpm flow capacity (150,000 bbl/day).

Joule Heat Product Development

STWA’s Joule Heat product development is proceeding in accordance with projects with Newfield Exploration Company (“Newfield”), Southern Research Institute (“SRI”) and field research and development initiatives in California. In February 2015, STWA took delivery of a mid-scale Joule Heat system fabricated by Industrial Screen and Maintenance (“ISM”) in support of research and development specifically targeting California's Demand Side Management (“DSM”) programs at Southern California Edison and Pacific Gas and Electric, leveraging DSM incentives to accelerate acceptance and deployment of this new technology. A small-scale prototype is being manufactured by Simplexity Inc. for laboratory testing by SRI on a variety of products in multiple test scenarios to determine optimum operational parameters. Completion of this small-scale prototype is on schedule for delivery in March 2015. A full-scale commercial Joule Heat system is in fabrication at ISM, scheduled for delivery to Newfield's Beluga Field in Utah in late March 2015. Installation and testing at the Newfield facility is scheduled to begin in April 2015.

AOT Commercial Supply Chain

The Company has developed a well-established supply chain for fabrication of the commercial AOT and Joule Heat devices. The supply chain consists of multiple component suppliers and manufacturing companies engaged under Independent Contractor Agreements according to their respective fields of expertise. The supply chain entities have been chosen for their ability to work collaboratively with STWA and for their existing relationships with current and potential future customers of STWA technologies. The external components such as pressure vessels, inlet and outlet piping header systems, personnel and equipment shelters are manufactured under contract with Power Service Inc. with offices in Wyoming, Utah, Colorado, Montana, North Dakota, and Texas. Internal components such as gridpacks, electrical connections and other machined parts are manufactured by Industrial Screen and Maintenance, with offices in Wyoming and Colorado. All equipment is manufactured in the United States of America, using only approved raw materials and vendors for quality control and import/export compliance purposes and meet the certifications and specifications as dictated by our customers and their independent oversight and auditing authorities.

Other components such as power systems, electrical junction boxes, cabling, hardware, switches, circuit breakers, computer equipment, sensors, SCADA/PLC, software and other power and integration equipment are purchased as complete units from various suppliers with operations based throughout North America. All component vendors are required to meet or exceed the same specifications as the parts manufacturers to maintain compliance as dictated by our customers and their independent oversight and auditing authorities.

AOT Intellectual Property

The Company began its own independent audit process for the updating of its intellectual property portfolio in 2012. The goal of this process was to streamline unnecessary legacy items left over from prior management, consolidate efforts to countries and regions of interest and retire items that were no longer valid or had been replaced with new intellectual property developments. In 2013, the Company retained the law firm of Jones Walker LLP, with operations based in Houston, Texas and began consolidation and streamlining efforts to manage intellectual properties. Since that time, STWA has filed two additional provisional patents related to our technologies’ method and apparatus.

New Product Development

Pipeline networks in the USA consume 77% of the electricity and 97% of the natural gas in the transportation sector. The scale of BTU emissions reduction possible from hydraulic systems efficiency improvement worldwide is massive. By reducing viscosity, one can reduce the power required to flow the fluid the same distance at the same rate, and directly reduce the amount of carbon dioxide emissions as a function of the motor and electrical network efficiency. The impact of viscosity reduction for pipeline transportation systems is well-known. Fluid viscosity plays an important role in the function of a hydraulics system, in that it is one of the main sources of internal fluid friction that creates parasitic friction loss, which must be overcome by a pressure gradient from an area of high pressure flowing to an area of low pressure. Reduction of friction enables the reduction of parasitic losses, thereby improving the efficiency of the system as a whole. In large scale pipeline transportation systems, the generation of high pressure is achieved by the use of fluid pumps. Fluid pumps increase the pressure of the system where they are located, thereby creating a pressure gradient between their location and the next location down the pipeline. In the case of large scale pipeline networks, the reduction of friction leads to the reduction of pressure required to overcome the same amount of distance, thereby reducing the power required to flow a column of fluid the same distance. The reduction of power required to flow the fluid the same distance at the same rate directly reduces the amount of carbon dioxide emissions as a function of the motor and electrical network efficiency. The efficiency of systems can vary depending upon motive power source type, distance from power source, and many other factors. In short, provided that the system remains in the same flow condition as it started, (laminar or turbulent) the reduction in viscosity leads to a reduction in power consumed per day.

We are currently working on new intellectual properties which are a natural extension of the existing AOT mechanical apparatus. During our independent audit of third-party laboratory equipment functionality, it was determined by Dr. Carl Meinhart, Ph.D. that the laboratory equipment was generating significant heat during operation. Subsequent testing and analysis has confirmed this heat is created through a process known as “Joule Heating”. Market research by STWA’s product development team has determined that this highly efficient form of heat would likely be of significant value to the industry. The method of operation is that unlike traditional electric heat methodologies, which use the electrical conductivity and resistance of a metallic substance to generate heat within the metal, and then transfer that heat to a fluid via physical contact. The Joule Heat system uses the electrical resistance of the fluid itself, thereby improving the efficiency of the system by the removal of parasitic losses. The heat system holds key market advantages in that i) it is much more efficient than current electric-powered heat solutions (35±% vs 80±%); and ii) it eliminates local emissions, a key advantage over current natural-gas based systems; and iii) it can be made in a small enough form factor to expand the market into mobile applications such as truck and train transport systems. Management is currently evaluating the market potential for such a product, possibly as a method of reengaging the Company’s diesel motor efficiency applications.

Provisional Patent Application

The Company filed two provisional patents related to the Joule Heat technology’s method and apparatus in the second quarter and fourth quarter of 2013, respectively. U.S. non-provisional patent applications and Patent Cooperation Treaty applications were filed in April and December, 2014.

The Company filed a provisional patent related to the AOT technology’s method and apparatus in the fourth quarter of 2013. U.S. non-provisional patent applications and Patent Cooperation Treaty applications were filed in December, 2014. The AOT technology patent will be assigned to Temple University under terms of the Temple University License Agreement. (See Note 6 of the Notes to the Consolidated Financial Statements, below.)

Current Business Status

We are subject to non-disclosure agreements with multi-national upstream and midstream energy production and transportation companies throughout the USA and overseas for evaluation, testing and analysis of our AOT products' value to their systems. The Company has non-disclosure agreements in place with companies located on the following continents:

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

The second largest number of potential customers, with the highest potential for benefit from viscosity reduction are the midstream companies, most notably within the US borders. STWA is also in discussions with midstream transporters based in Alberta, Canada, Colorado, Wyoming, Utah, Texas, Alabama, and Oklahoma, about our AOT and Joule Heat technologies. The midstream sector involves the transportation by transmission or distribution lines, for storage and marketing of the various oil and gas products produced by natural gas and crude oil processing plants and by petroleum crude oil refineries.

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

This group, also known as the “Wildcatter” group are the most open to new technology, typically have the fewest barriers to entry, and tend to benefit financially the most from every additional barrel of their crude oil that they are able to transport. Upstream producers physically move the most volume of product and make the most money of the three segments for every barrel of crude transport capacity. They are the midstream transporter group’s customers and are the group that engages the transporter group in long-term contractual shipping obligations (tariff-based transportation contracts) to move product from their fields to the refiners and markets downstream.

Producers make the spot market price for every barrel delivered to refinery, minus the transport costs, tariffs, and marketing discounts associated with bringing the product to market. A rough rule of thumb for this market is that the further away they are from the refinery, the higher the transport costs to deliver the product. STWA’s AOT and Joule Heat technologies are of interest to upstream producers. This group would benefit from our technologies by unlocking chokepoints from their field to the transmission line loading terminals due to viscosity constraints. In addition, this group would also benefit from their midstream transporters implementing our AOT 2.0 transmission-line series by its ability to increase the overall flow capacity of the pipelines transporting the product from the loading terminals to market.

According to numerous market research groups, the upstream producers are currently massively choked in the central United States because the pipelines were designed to handle the recoverable capacity of crude oil prior to the advent of the Enhanced Oil Recovery Techniques rapidly being put in place throughout the USA.

Midstream Transporters

Midstream transporters transport the greatest volume of crude oil throughout the 400,000 miles of crude oil pipelines around the world. 160,000+ miles of crude pipelines are in the USA alone. We view them as a secondary market due to their tendency to be slower-moving and more conservative than their upstream counterparts, as they are one of the highest-regulated industry segments in the world.

In general, a pipeline transport operators’ business model is to charge a tariff to transport each barrel of oil through their pipeline. (The model is similar in business description to that of a toll-road, bridge or ferry service.) They are of interest for our AOT technology transmission-line series application in that the AOT viscosity reduction technology holds direct benefits to the midstream operators via increased flow rate capacities, reduced BTU per ton-mile and reduced carbon emissions.

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

Sales and Marketing

In 2012, the Company began to engage the sales and marketing processes associated with gaining early adopters of the AOT technology to their assets in commercialized form. Since that time, the Company’s executive management team has met with senior level decision-makers and executives within energy industry companies based in North America, South America, Europe, Africa, Austral-Asia, and Asia for evaluation and eventual deployment of AOT systems to Upstream and Midstream operations. The Company installed and tested its first commercial units in 2014 and intends to leverage these successful operations and test results to expand commercial operations in 2015 and beyond.

Laboratory and Scientific Testing

From 2010 through 2013, the Company worked with the U.S. Department of Energy (US DOE) to test its technology at the Department of Energy’s Rocky Mountain Oilfield Testing Center (RMOTC), near Casper, Wyoming.  This third-party testing independently verified the efficacy of the Company’s technology operating in a controlled facility, using commercial-scale prototype of our AOT equipment.

Laboratory testing and confirmation of our AOT technology has been conducted by Dr. Rongjia Tao. Testing of the technology as applied to crude oil extraction and transmission has been conducted at Temple University in their Physics Department, in addition to the US DOE, at their Rocky Mountain Oilfield Testing Center, located on the Naval Petroleum Reserve #3 Teapot Dome Oilfield, north of Casper, Wyoming. In addition, a group led by Dr. Rongjia Tao, Chairman, Department of Physics of Temple University conducted experiments, using the laboratory-scale Applied Oil Technology apparatus at the National Institute of Standards and Technology (NIST) Center for Neutron Research (CNR). NIST is an agency of the U.S. Department of Commerce, founded in 1901 in Gaithersburg, Maryland.

Independent laboratory testing was also conducted as a collaborative effort by Temple University and China Petroleum Pipeline Bureau in June 2012.

As previously reported in 2014, STWA installed and tested its commercial AOT equipment, leased and operated by TransCanada on TransCanada’s high-volume Keystone pipeline operation. The first full test of the AOT equipment on the Keystone pipeline was performed in July 2014, with preliminary data analyzed and reported by Dr. Rongjia Tao of Temple University. Upon review of the July 2014 test results and preliminary report by Dr. Tao, STWA and TransCanada mutually agreed that this initial test was flawed due to, among other factors, the short term nature of the test, the inability to isolate certain independent pipeline operating factors such as fluctuations in upstream pump station pressures, and limitations of the AOT device to produce a sufficient electric field to optimize viscosity reduction. Although Dr. Tao’s preliminary report indicated promising results, STWA and TransCanada mutually agreed that no conclusions could be reliably reached from the July 2014 test or from Dr. Tao’s preliminary report. As a result of this test, the Company modified its testing protocols and, as previously reported in our 10-Q report filed with the SEC on November 10, 2014, contracted with an independent laboratory to perform follow-up tests at the TransCanada facility. This independent laboratory performed viscosity measurements at the TransCanada facility during subsequent testing in September 2014 and submitted a report which concluded that i) data indicated a decrease in viscosity of crude oil flowing through the TransCanada pipeline due to AOT treatment of the crude oil; and ii) the power supply installed on our equipment would need to be increased to maximize reduction in viscosity and take full advantage of the AOT technology. The Company has modified the design of the AOT power supply such that future installations of the AOT device are expected to achieve sufficient electric field to optimize viscosity reduction. While more testing is required to establish the efficacy of our AOT technology, we are encouraged by the findings of our independent research laboratory. Additionally, the Company is contracted with an independent research facility to perform independent laboratory tests on its prototype Joule Heat units and plans to continue using independent labs to perform infield tests on operational commercial equipment.

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

Non-Disclosure Agreements

To protect our intellectual property, we have entered into agreements with certain employees and consultants, which limit access to, and disclosure or use of, our technology. There can be no assurance, however, that the steps we have taken to deter misappropriation of our intellectual property or third party development of our technology and/or processes will be adequate, that others will not independently develop similar technologies and/or processes or that secrecy will not be breached. In addition, although management believes that our technology has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that our technology does not and will not so infringe or that third parties will not assert infringement claims against us in the future. Management believes that the steps they have taken to date will provide some degree of protection; however, no assurance can be given that this will be the case.

Employees

As of December 31, 2014, the Company had six (6) full-time employees and one (1) part-time employee. As of such date, we also utilized the services of fifteen part-time consultants to assist us with various matters, including engineering, investment relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A. Risk Factors

We have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated insignificant revenues from operations in late 2006 and subsequently did not generate any revenues until 2014 and we have incurred recurring net losses every year since our inception in 1998. For the fiscal years ended December 31, 2014, 2013 and 2012, we had net losses of $4,006,335, $10,657,009 and $13,092,387 respectively.  To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our debt and equity securities for cash.  We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the Company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 16, 2015, our independent auditors stated that our consolidated financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring net losses and accumulated deficit from operations since inception. We had an accumulated deficit of $97,045,198 as of December 31, 2014. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations since our inception in February 1998 and have relied on external sources of capital to fund operations. We had $2,247,557 in cash at December 31, 2014 and negative cash flow from operations of $3,527,695 for the year ended December 31, 2014.

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

As of December 31, 2014 and thereafter, our expenses ran, and are expected to continue to run, at an approximate “cash burn rate” of $220,000 per month, which amount could increase during 2015. In order to fund our capital needs, we conducted private offerings of our securities in 2012, 2013 and 2014.   While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that an equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.

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

Our business strategy is to develop, manufacture and market products incorporating our AOT and Joule Heat technologies. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to raise additional necessary capital for research and development, complete development of our products in development and successfully introduce and commercialize our products.

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

The commercial viability of STWA’s technologies remains largely unproven and we may not be able to attract customers.

Despite the fact that we leased AOT equipment in 2014 to a major oil pipeline operator and tested the equipment on their high-volume pipeline under normal operating conditions, have entered into a lease agreement with a second major oil pipeline operator to operate and test AOT equipment in 2015, and have entered into an agreement to test and commercialize our Joule Heat technology in laboratory and commercial operating conditions in 2015, the commercial viability of our devices is not known at this time. If commercial opportunities are not realized from the use of products incorporating the AOT and Joule Heat technologies, our ability to generate revenue would be adversely affected.  There can be no assurances that we will be successful in marketing our products, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of our products will significantly and negatively impact our financial condition. There can be no assurances that we will be successful in marketing our products, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of our products will significantly and negatively impact our financial condition.

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

A large portion of our expenses, including expenses for our facilities, equipment and personnel, is relatively fixed and not subject to further significant reduction. In addition, we expect our operating expenses will increase in 2015 as we continue our research and development and increase our production and marketing activities, among other activities. Although we expect to generate revenues from sales of our products, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

Nondisclosure agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we rely in part on nondisclosure agreements with our employees, licensing partners, customers, consultants, agents and other organizations to which we disclose our proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. Since we rely on trade secrets and nondisclosure agreements, in addition to patents, to protect some of our intellectual property, there is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.

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

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technologies and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Our pending patent applications, specifically patent rights of the AOT technology and Joule Heating process may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Patents we have licensed for our technologies, and which we may receive, may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

The shares of our common stock are thinly-traded on the OTC-QX marketplace and the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company engaged in a high risk business which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that can generate or influence daily trading volume and valuation. Should we even come to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous trading without negatively impacting share price. We cannot provide any assurance that a broader or more active public trading market for shares of our common stock will develop or be sustained.  Due to these conditions, we cannot give any assurance that shareholders will be able to sell their shares at or near bid prices or at all.

The market price of our stock is volatile.

The market price for our common stock has been volatile during the last year, ranging from a closing price of $0.37 on November 12, 2014 to a closing price of $1.10 on January 2, 2014, and a closing price of $0.46 on March 2, 2015. Additionally, the price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including, developments with respect to patents or proprietary rights, announcements of technological innovations by us or our competitors, announcements of new products or new contracts by us or our competitors, actual or anticipated variations in our operating results due to the level of development expenses and other factors, changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates, conditions and trends in our industry, new accounting standards, general economic, political and market conditions and other factors.

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

Total rent expense under these leases in effect during the years ended December 31, 2014, 2013 and 2012, was $82,376, $201,500, and $210,635, respectively which are included as part of Operating Expenses in the attached consolidated statements of operations. Remaining minimum lease commitments under the non-cancellable office lease at December 31, 2014 were $250,690 through the end of 2018. The following is a schedule by years of future minimum rental payments required under the non-cancellable office leases as of December 31, 2014.

Year ending	Non-cancellable
December 31,	Office Leases
2015	$69,960
2016	69,960
2017	69,960
2018	40,810
Total	$250,690

Beginning July 2013, the Company subleased a portion of the second floor office space under its Santa Barbara office lease on a month-to-month basis. Total rents collected under these sublease agreements in the year ended December 31, 2014 and 2013 were $795 and $11,085, respectively, which were recorded as a reduction to Operating Expenses in the attached consolidated statements of operations. The rent expense for the Santa Barbara facility net of sublease rents collected for the year ended December 31, 2014 and 2013 was $81,851 and $160,535, respectively.

We believe our facilities are adequate to meet our current and near-term needs.

Item 3.  Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 4.   Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Through May 21, 2007, our common stock was traded on the Over the Counter Bulletin Board (the “OTCBB” under the symbol “ZERO”. Effective May 22, 2007, our common stock was removed from the OTCBB and placed on the “Pink Sheets”. Effective February 8, 2010, our common stock was reinstated and currently trades on the OTCBB. On October 30, 2014, our common stock was listed for trading on the OTCQX marketplace under the symbol “ZERO”. The following table sets forth the high and low bid prices of the Company’s common stock for the quarters indicated as quoted on the OTCBB or OTCQX, as applicable, as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2014		2013		2012
	High	Low	High	Low	High	Low
First Quarter	$1.12	$0.76	$1.13	$0.77	$0.68	$0.30
Second Quarter	$0.89	$0.64	$1.50	$0.77	$0.56	$0.33
Third Quarter	$0.84	$0.50	$1.88	$1.05	$1.89	$0.42
Fourth Quarter	$0.74	$0.34	$1.39	$0.83	$1.64	$0.83

According to the records of our transfer agent, we had approximately 1,057 stockholders of record of our common stock at February 20, 2015. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2009 – December 31, 2014

	12/2009	12/2010	12/2011	12/2012	12/2013	12/2014
Save the World Air, Inc.	100.00	98.18	67.27	178.18	194.55	85.45
NASDAQ Composite Total Returns	100.00	118.02	117.04	137.47	192.62	221.02
S&P 500 Oil & Gas Equipment & Services Index	100.00	139.28	123.01	123.01	160.71	148.18

Issuances of Unregistered Securities in Current Fiscal Year

During the year ended December 31, 2014, the Company issued an aggregate of 4,785,427 shares of its common stock as follows:

•	The Company issued 4,710,947 shares of its common stock upon exercise of options and warrants at a price of $0.30 with proceeds of $1,413,284. Furthermore, included in the exercise was issuance of 100,000 shares of common stock valued at $30,000 pursuant to an exercise of warrants and accounted for as partial settlement of unpaid fees recorded in prior years. As a result, the aggregate net proceeds received amounted to $1,383,284.

•	The Company issued 74,480 shares of its common stock valued at $35,750 or $0.48/share upon voluntary conversion of certain of the Company’s convertible promissory notes.

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

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended December 31,
	2014	2013	2012	2011	2010
Net sales	$240,000	$–	$–	$–	$–
Costs and Expenses
Operating expenses	3,284,666	11,884,775	7,187,970	6,698,981	4,221,431
Research and development expenses	893,452	2,011,486	963,184	1,318,783	500,982
Loss before other income (expense)	(3,938,118)	(13,896,261)	(8,151,154)	(8,017,764)	(4,722,413)
Other income (expense)
Interest and financing expense	(39,619)	(260)	(3,627,732)	(5,084,253)	(4,034,558)
Change in fair value of derivative liabilities	–	(220,614)	(4,023,094)	2,021,536	414,505
Gain on extinguishment of derivative liabilities	–	3,441,752	2,445,095	–	–
Costs of private placement	–	–	–	–	(1,129,212)
Other income (expense)	(28,598)	18,374	264,498	223,934	(23,228)
Net loss	(4,006,335)	(10,657,009)	(13,092,387)	(10,856,547)	(9,494,906)
Net loss per common share, basic and diluted	$(0.02)	$(0.07)	$(0.10)	$(0.10)	$(0.12)
Weighted average common shares outstanding, basic and diluted	180,386,712	160,958,284	128,667,391	104,103,109	81,910,267

CONSOLIDATED BALANCE SHEET

	Year ending December 31,
Assets	2014	2013	2012	2011	2010
Cash	$2,247,557	$4,137,068	$1,601,791	$617,797	$101,645
Property and Equipment, net of accumulated depreciation	21,946	35,771	55,674	75,609	78,083
Other assets	78,055	62,760	50,462	88,237	37,445
Total assets	$2,347,558	$4,235,599	$1,707,927	$781,643	$217,173
Liabilities
Accounts payable and accrued expenses	$840,048	$1,160,283	$1,384,309	$2,074,244	$2,891,850
Convertible debentures, net of discount	139,098	–	–	169,542	76,947
Fair value of derivative liabilities	–	–	3,221,138	1,643,139	3,664,675
Total Liabilities	$979,146	$1,160,283	$4,605,447	$3,886,925	$6,633,472

Stockholders’ equity (deficiency)	1,368,412	3,075,316	(2,897,520)	(3,105,282)	(6,416,299)
Total liabilities and stockholders’ equity (deficiency)	$2,347,558	$4,235,599	$1,707,927	$781,643	$217,173

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in Item 7 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-K, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2014, and we undertake no duty to update this information.

Overview

In the second quarter of 2014, we reached a major milestone in the Company’s evolution, generating revenues from our AOT technology for the first time since our inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2015.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2014 and will need to raise substantial additional capital in 2015, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation

Revenue Comparison, 2014 and 2013

The Company recognized $240,000 in revenues in the fiscal year ended December 31, 2014 pursuant to the lease of the AOT Equipment by TransCanada. There were no similar transactions during the fiscal year ended December 31, 2013.

Operating Expense Comparison, 2014 and 2013

Operating expenses were $3,284,666 for the fiscal year ended December 31, 2014, compared to $11,884,775 for the fiscal year ended December 31, 2013, a decrease of $8,600,109. This increase is attributable to decreases in non-cash expenses of $7,298,848 and cash expenses of $1,301,261. Specifically, the decrease in non-cash expenses is attributable to a $3,108,351 decrease in settlements paid through issuance of stock, a decrease in valuation of warrants, options and common stock issued to employees, directors and consultants of $4,183,923, and a decrease in depreciation of $6,574. The decrease in cash expenses is attributable to decreases in salaries and benefits of $774,820, consulting fees of $196,630, rents, utilities and maintenance of $109,770, travel expenses of $12,123 and general operating expenses of $207,918.

Research and development expenses were $893,452 for the fiscal year ended December 31, 2014, compared to $2,011,486 for the fiscal year ended December 31, 2013, a decrease of $1,118,034. This decrease is attributable to decreases in product prototype development costs of $526,423 and general testing and development costs of $602,351, offset by an increase in licensing and research fees of $10,740.

Other income was $1,500 for the fiscal year ended December 31, 2014, compared to $3,493,125 for the fiscal year ended December 31, 2013, a decrease of $3,491,625. This decrease is attributable to decrease in the gain on extinguishment of derivative liabilities of $3,441,752, a decrease in gain from disposition of fixed assets of $41,923 and a decrease in debt cancellation and other miscellaneous income of $7,950.

Other expenses were $70,517 for the fiscal year ended December 31, 2014, compared to $254,674 for the fiscal year ended December 31, 2013, a decrease of $184,157. This decrease is attributable to a decrease in the fair value of derivative liabilities of $220,614, an increase in non-cash interest and financing expense of $39,359 and decrease in other miscellaneous expenses of $2,902.

We had a net loss of $4,006,335 or $0.02 loss per share for the fiscal year ended December 31, 2014 compared to a net loss of $10,657,009, or $0.07 loss per share for the fiscal year ended December 31, 2013.

Operating Expense Comparison, 2013 and 2012

Operating expenses were $11,884,775 for the fiscal year ended December 31, 2013, compared to $7,187,970 for the fiscal year ended December 31, 2012, an increase of $4,696,805. This increase is attributable to increases in non-cash expenses of $4,014,898 and cash expenses of $681,967. Specifically, the increase in non-cash expenses is attributable to an a settlement paid through an issuance of stock valued at $3,108,351 plus an increase in valuation of warrants and options given to employees and directors of $2,694,534 offset by a decrease in depreciation and other non-cash expense of $67,678 and a decrease in valuation of warrants and options given to consultants of $1,720,308. The increase in cash expenses is attributable to an increase in salaries and benefits of $394,148, an increase in travel expenses of $210,045 and an increase in general operating expenses of $82,320, offset by a decrease in professional and consulting fees of $4,556.

Research and development expenses were $2,011,486 for the fiscal year ended December 31, 2013, compared to $963,184 for the fiscal year ended December 31, 2012, an increase of $1,048,302. This increase is attributable to increases in product testing of $88,103 and product development costs for the AOT prototype of $1,029,143 offset by a decrease in licensing and research fees of $68,944.

Other income was $3,493,125 for the fiscal year ended December 31, 2013, compared to $2,703,876 for the fiscal year ended December 31, 2012, an increase of $789,249. This increase is attributable to an increase in the gain on extinguishment of derivative liabilities of $1,002,374, a decrease income from cancellation of debt of $239,429 and an increase in other miscellaneous income of $26,305.

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

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations since our inception in 1998. As of December 31, 2014, we had cash of $2,247,557 and an accumulated deficit of $97,045,198. Our negative operating cash flow in 2014 was funded primarily through cash reserves, the exercise of stock purchase warrants and options for cash, and the issuance of convertible notes for cash.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $4,006,335 and a negative cash flow from operations of $3,527,695 for the year ended December 31, 2014.  These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At December 31, 2014, we had cash on hand in the amount of $2,247,557. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT, Joule Heat and related technologies; costs to manufacture and ship our products; costs to design and maintain an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, payments of unpaid salary to a former officer and consulting fees, during the remainder of 2015 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Contractual Obligations

The Company has certain contractual commitments for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

		Research and
Year ending	Office	License	Compensation	Total
December 31,	Lease (1)	Agreements (2)	Agreements (3)	Obligations
2015	$69,960	$252,148	$84,167	$406,275
2016	69,960	187,500	60,000	317,460
2017	69,960	187,500	15,429	272,889
2018	40,810	187,500	–	228,310
2019	–	187,500	–	187,500
Total	$250,690	$1,002,148	$159,596	$1,412,434

________________________________________________

(1)	Consists of rent for the Company’s Santa Barbara Facility expiring on July 31, 2018. (For description of this property, see Part 1, Item 2, “Properties”). Subsequent to the reporting period of this Form 10-K filing, effective as of February 1, 2014, the Company amended this lease, reducing rents to $5,860 per month.
(2)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party, and research fees paid to Temple University in the amount of $32,324 paid quarterly through June 1, 2015.
(3)	Consists of base salary and certain contractually-provided benefits, to an executive officer, pursuant to an employment agreement that expires on January 30, 2015 in the amount of $314,167 and two severance agreements of former officers in the amount of $501,679.

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

For the years ended December 31, 2014, 2013 and 2012, research and development costs incurred were $893,452, $2,011,486 and $963,184, respectively.

Recent Accounting Pronouncements

In November 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-16 on the Company’s financial statement presentation and disclosures

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted. On August 27, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We issue from time to time fixed rate discounted convertible notes. Our convertible notes and our equity securities are exposed to risk as set forth above, in Item 1A, “Risk Factors.” Please also see Item 7, above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements as of and for the years ended December 31, 2014, 2013 and 2012 are presented in a separate section of this report following Item 15 and begin with the index on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

1.  Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of December 31, 2014, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2014, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

Save the World Air, Inc.'s internal control system is designed to provide reasonable assurance to the Company's management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of Save the World Air, Inc.'s internal controls over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 framework). Based on our assessment, we conclude that, as of December 31, 2014, the Company has maintained effective internal control over financial reporting based on those criteria.

The independent registered public accounting firm, Weinberg & Company, P.A., has audited the Consolidated Financial Statements and has issued an attestation report on Save the World Air, Inc.'s internal controls over financial reporting as of December 31, 2014 as stated in their report which appears on page F-3.

(b)	Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

Accrued Expense, Accelerated Vesting and Termination of Options at Separation

On November 15, 2013, Cecil Kyte voluntarily resigned as a Director, Chairman of the Board, a member of the Nominating and Corporate Governance Committee, and CEO of the Company. Subject to terms of Mr. Kyte’s separation agreement, Kyte received severance pay equal to one-year’s salary of $350,000 paid in 24 equal installments of $14,853, subject to all applicable tax withholdings, beginning November 30, 2013 through November 15, 2014. In 2013, the Company recognized an expense of $350,000 for severance pay plus $14,315 in deferred payroll taxes pursuant to this agreement. As of December 31, 2013, the Company had paid $44,559 of the severance pay and $997 of deferred payroll taxes. The severance pay balance of $305,441 and deferred payroll tax balance of $13,318 as of December 31, 2013 are reported liabilities in Company’s balance sheet as Accrued Expense and Accounts Payable – Related Parties. As of December 31, 2014, Mr. Kyte’s severance pay and deferred taxes were paid in full.

At the time of separation, Mr. Kyte held unvested options which had been issued in January 2011 to purchase 10,560,000 shares of common stock at $0.25 per share, of which 3,520,000 shares were due to vest in January 2014. The remaining 7,040,000 shares were due to fully vest by January 2016. Under terms of the separation agreement, the Company accelerated vesting as of the date of separation on the 3,520,000 shares due to vest in January 2014. Pursuant to current accounting guidelines, the Company recognized an expense related to the accelerated vesting in the amount of $3,809,325.

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

The following constitutes the Board of Directors as of December 31, 2014:

Name	Age	Position	Director Since
Greggory Bigger	46	Chief Executive Officer, Chief Financial Officer and Chairman, Director (Non-Independent)	2013
Charles R. Blum (1) (2) (3)	75	Director (Non-Independent)	2007
Donald Dickson	57	Director (Independent)	2013
Nathan Shelton (1) (2) (3)	64	Director (Independent)	2007
Mark Stubbs (1)(2)	42	Director (Independent)	2013
Ryan Zinke	53	Director (Independent). Mr. Zinke resigned from the Board of Directors effective January 1, 2015.	2012

___________________________________

(1)  Member of the Audit Committee

(2)  Member of the Compensation Committee

(3)  Member of the Nominating and Corporate Governance Committee

Effective January 5, 2015, Thomas A. Bundros was elected to the Company’s Board of Directors; biographical information is provided below.

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

Charles R. Blum (Non-Independent Director) was appointed on July 25, 2007 to the Board of directors and engaged as the President and Chief Executive Officer of the Company. In January 2010, Mr. Blum resigned as Chief Executive Officer of the Company, and thereafter resigned as President of the Company.um spent 22 years as the President/CEO of the Specialty Equipment Market Association (SEMA).  SEMA is a trade group representing 6500 business members who are actively engaged in the manufacture and distribution of automotive parts and accessories. SEMA produces the world’s largest automotive aftermarket Trade Show which is held annually in Las Vegas, Nevada. Mr. Blum led the association as its members grew from a handful of small entrepreneurial companies into an industry membership that sells over 31 billion dollars of product at the retail level annually. Mr. Blum has a proven record of accomplishment as a senior executive and brings a broad knowledge of the automotive aftermarket to the Company.  Mr. Blum attended Rutgers University.

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

Ryan Zinke. (Independent Director; resigned effective January 1, 2015, due to his election to United States Congress) On December 7, 2012, former State of Montana Senator Ryan Zinke, age 51, was appointed to serve as a member of our Board. Ryan Zinke, former state senator from Montana, began his distinguished military career as a graduate of Officer Candidate School and SEAL training (class 136). He was then assigned to SEAL Team ONE in Coronado, Calif. where he led counter-insurgency and contingency operations in the Persian Gulf and the Pacific theater of operations. From 1990-93 and again from 1996-99, he was selected to SEAL TEAM SIX where he was a Team Leader, Ground Force Commander, Task Force Commander and Current Operations Officer in support of National Command Authority missions. He retired from active duty 2008 after serving 23 years as a US Navy SEAL. Sen. Zinke is CEO of two business development firms that specialize in advanced technology with clients to include Raytheon, Northrop-Grumman, General Dynamics, Sierra Nevada, Unmanned Systems Inc., and Katmai among others. Sen. Zinke attended the University of Oregon on an athletic scholarship and graduated with a B.S. in Geology. Sen. Zinke is a Disabled Veteran and holds a MBA in Finance and a Master’s of Science in Global Leadership from the University of San Diego.

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

Thomas Bundros (Independent Director), was appointed to the Board of Directors effective January 5, 2015. Mr. Bundros served as Chief Financial Officer at Colonial Pipeline Company from July 2009 to September 2012, the world's largest pipeline operator transporting 100 million gallons of refined petroleum products daily across 5,500 miles of pipeline. Mr. Bundros currently holds the post of Chief Operations Officer for Dalton Utilities (October 2012 to present), a provider of electricity, natural gas, water and telecommunications services to the city of Dalton and portions of northwest Georgia. Mr. Bundros was Chief Financial Officer of Dalton Utilities from January 1997 to June 2009. Prior to Dalton Utilities, Mr. Bundros also held various financial positions in the Atlanta and New York offices of the Southern Company System, the 16th largest utility company in the world and the fourth largest in the U.S. with over 4 million customers in Alabama, Georgia, Florida, and Mississippi. He earned his Master of Business Administration in Finance and Bachelor of Science in Economics and Business Administration at the University of North Carolina at Greensboro.

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2014:

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

Board of Directors

Director Independence

Our Board of Directors as of December 31, 2014 consisted of six (6) members.  As of that date, the Board has affirmatively determined that Mr. Dickson, Mr. Shelton, Mr. Stubbs and Mr. Zinke are independent directors.  Mr. Bigger, our President, Chief Executive Officer, and Chief Financial Officer and Mr. Blum, former Chief Executive Officer, are not considered independent.

In November 2014, Ryan Zinke announced his voluntarily resignation as a member of the Board of Directors effective January 1, 2015. Mr. Zinke was elected to the United States House of Representatives, representing the state of Montana on November 4, 2014. As a result of this election, Mr. Zinke determined he could no longer serve on the Board.

Effective January 5, 2015, Thomas A. Bundros was elected to the Company’s Board of Directors. As of that date, the Board has affirmatively determined that Mr. Bundros is an independent director.

Meetings of the Board

The Board held five (5) meetings in 2014. A majority of the members attended all 5 board meetings held in 2014. The Board has held one meeting in 2015.

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

Audit Committee

The Audit Committee currently consists of Mr. Stubbs (chairperson), Mr. Blum and Mr. Shelton. The Board has determined that Mr. Stubbs and Mr. Shelton are considered independent under rules of the SEC.  The Audit Committee held a total of four (4) meetings during 2014, each attended by a majority of Audit Committee members. The Audit Committee has met once during 2014 as of the date of this report.

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

Compensation Committee

The Compensation Committee consists of Mr. Blum (chairperson), Mr. Stubbs and Mr. Shelton. The Board has determined that Mr. Stubbs and Mr. Shelton are independent The Compensation Committee held no meetings during 2014 and has not met during 2015 as of the date of this report.

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

Nominating and Governance Committee

The Nominating and Corporate Governance Committee consists of Mr. Shelton (chairperson) and Mr. Blum. The Board believes that Mr. Shelton meet independent requirements under rules of the SEC.  The Nominating and Corporate Governance Committee held no meetings during 2014 and has not met during 2015 as of the date of this report.

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

The Audit Committee operates under a written charter, which is available on the Company’s website. The Board and the Audit Committee believe that the Audit Committee charter complies with the current standards set forth in SEC regulations. There may be further action by the SEC during the current year on several matters that affect all audit committees. The Board and the Audit Committee continue to follow closely further developments by the SEC in the area of the functions of audit committees, particularly as it relates to internal controls for non-accelerated filers, and will make additional changes to the Audit Committee charter and the policies of the Audit Committee as required or advisable as a result of these new rules and regulations. The Audit Committee met four (4) times during 2014 and each was attended by a majority of committee members. The Audit Committee has met once during 2015 as of the date of this report.

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

Our Chief Executive Officer, Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective as of December 31, 2014.

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

On the basis of these reviews and discussions, the Audit Committee (i) appointed Weinberg & Co., P.A. as the independent registered public accounting firm for the 2014 fiscal year and (ii) recommended to the Board that the Board approve the inclusion of the Company’s audited financial statements in the 10-K for filing with the SEC.

Respectfully submitted:

Mark Stubbs (Chairman)

COMPENSATION COMMITTEE REPORT

The Compensation Committee has furnished this report on executive compensation for the 2014 fiscal year.

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

The Compensation Committee currently consists of Mr. Blum (chairperson), Mr. Stubbs and Mr. Shelton. The Board believes that Messrs. Stubbs and Shelton are independent.  None of our executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 2014. The Compensation Committee held no meetings during 2014 and has not met during 2015 as of the date of this report.

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

The Board did not modify any action or recommendation made by the Compensation Committee with respect to executive compensation for the 2014 fiscal year. It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align the Company’s performance and the interests of the Company’s stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long term.

Respectfully submitted by:

Charles Blum, Chairman

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE REPORT

The Nominating and Corporate Governance Committee currently consists of Mr. Shelton (chairperson) and Mr. Blum. The Board believes that Mr. Shelton meet independent requirements under rules of the SEC.  The Nominating and Corporate Governance Committee held no meetings during 2014 and has not met during 2015 as of the date of this report.

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
41

Item 11. Executive Compensation

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards
			Restricted	Securities		All
		Annual	Stock	Underlying	Full Value	Other
Name and Principal	Fiscal	Compensation	Awards	Options	of Options	Compensation	Total
Position	Year	Salary ($)	($)	(#)	($)	($)	($)
Greggory Bigger (1) (3) (5)	2014	$290,000	$–	–	$–	$–	$290,000
President, Chief Executive	2013	$290,000	$109,000	–	$–	$50,000	$449,000
Officer and Chief	2012	$172,500	$–	4,000,000	$1,207,193	$31,567	$1,411,260
Financial Officer
Cecil Bond Kyte (2) (3)(4)	2013	$335,417	$–	–	$–	$100,000	$435,417
Chief Executive Officer	2012	$300,000	$–	–	$–	$216,978	$516,978

________________________________________________

(1)	On February 1, 2012, Mr. Bigger was appointed Chief Financial Officer. During 2012, Mr. Bigger was paid $172,500 plus signing and performance bonuses totaling $31,567. In addition, Mr. Bigger received options for 4,000,000 exercisable at $0.25 per share, vesting over four years. Of the 4,000,000 options, 500,000 vested on February 1, 2012, 500,000 vested on February 1 2013, 1,000,000 vest on February 1, 2014 and 1,000,000 vest on February 1, 2015.
(2)	Mr. Kyte was appointed Chief Executive Officer in January 2009. In 2012, Mr. Kyte was paid a salary of $300,000 under terms of Amendment Number 2 to Mr. Kyte’s Employment Agreement as approved by the Board on December 1, 2011. In addition, Mr. Kyte received a bonus in 2012 of $87,838. Effective September 1, 2013, the Board approved Amendment Number 3 to Mr. Kyte’s Employment Agreement, increasing his salary to $350,000 per year. During the year 2013, Mr. Kyte received a bonus of $100,000. Mr. Kyte’s employment terminated on November 15, 2013. Under terms of his Separation Agreement, Mr. Kyte received severance payments totaling $350,000 paid semi-monthly through November 15, 2014.
(3)	The number and value of vested restricted stock based upon the closing market price of the common stock at December 31, 2013 of $1.07 were as follows: Mr. Kyte’s 10,569,000 vested shares at an execution price of $0.25 are valued at $8,659,2000, and Mr. Bigger’s, 1,500,000 vested shares at an execution price of $0.25 are valued at $1,230,000.
(4)	In connection with Mr. Kyte’s separation from the Company, Mr. Kyte have agreed that Mr. Kyte’s Employment Agreement, dated January 30, 2009, and the three (3) amendments thereto, dated March 1, 2011, December 1, 2011 and September 1, 2013, respectively, would be terminated and be of no further force or effect. In exchange, the Company agreed to pay Mr. Kyte an amount equal to $350,000, representing his salary for one (1) year, less withholding taxes, in twelve (12) equal monthly installments, commencing November 15, 2013. The Company has also agreed to reimburse Mr. Kyte for his health insurance premiums for a twelve (12) month period, also commencing November 15, 2013. Mr. Kyte retained his vested Company stock options and warrants, but all unvested Company stock options and warrants were terminated and of no further force or effect, except that 3,520,000 option shares previously granted to Mr. Kyte, and scheduled to vest on January 30, 2014, were deemed vested as of November 15, 2013. The Company paid Mr. Kyte the sum of $25,000, less all applicable tax withholdings, on November 15, 2013, representing payment for Mr. Kyte’s accrued vacation and sick days.
(5)	Mr. Bigger also received stock options as a member of the Board of Directors of the Company. See section below labeled, “Director Compensation”.

OPTION GRANTS IN LAST FISCAL YEAR

No options were granted to Named Executive Officers during the 2014 fiscal year as executive compensation; however, options were granted to Greggory Bigger under the Company’s Board of Directors compensation plan as detailed in the Director Compensation section below.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

No options were exercised by any of the Named Executive Officers during the 2014 fiscal year. The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2014 fiscal year.

	Shares	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options ($)(1)
	Acquired on	Realized
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Greggory Bigger	$–	$–	2,055,781	2,029,070	$440,000	$440,000

(1)  Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 31, 2014 the last trading day of the year was $0.47 per share.

EQUITY COMPENSATION PLAN INFORMATION FOR 2014

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	4,292,030	$0.47	1,384,637

Equity compensation plans not approved by security holders	16,760,000	$0.26	–

Total	21,052,030	$0.30	–

Employment Agreements

Employment Agreement with Greggory M. Bigger

On February 1, 2012, the Company entered into an employment agreement with Greggory M. Bigger, pursuant to which he agreed to serve as the Company’s Chief Financial Officer.  The initial term of the agreement commenced February 1, 2012, and continues for one (1) year. Thereafter, the agreement is renewable for successive one (1) year periods, unless either party gives written notice of non-renewal, no later than sixty (60) days prior to the renewal date.  The agreement provides for the payment of a one-time acceptance bonus of $10,000. Base salary under the agreement is $10,000 per month, plus an automobile allowance of $900 per month and other benefits generally available to senior employees of the Company. In addition, the Company also granted Mr. Bigger an option to purchase 4,000,000 shares of common stock at $0.25/share (See Note 10 of the Company’s Financial Statement). The options were granted on February 1, 2012 and will expire ten years from date of grant. The options vest subject to Mr. Bigger’s continued employment over a period of four years, with 500,000 shares vesting immediately upon grant, 500,000 shares vesting on February 1, 2013, and three tranches of 1,000,000 shares each vesting on February 1, 2014, 2015 and 2016. On April 30, 2012, the Company raised Mr. Bigger’s salary to $15,000 per month for his extraordinary leadership and loyalty. On September 1, 2012, his salary was increased to $20,000 per month for accepting the position of President of the Company in addition to being the Chief Financial Officer.

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

The table below summarizes the compensation paid by the Company to its directors for the fiscal year ended December 31, 2014.

Name	Fees earned or paid in cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Gregg Bigger (3)	–	–	$46,547	–	–	–	$46,547
Charles Blum (4)	$6,000	$–	46,547	–	–	–	52,547
Donald Dickson (5)	–	–	46,547	–	–	–	46,547
Nathan Shelton (6)	6,000	–	46,547	–	–	–	52,547
Mark Stubbs (7)	6,000	–	67,477	–	–	–	73,477
Ryan Zinke (8)	–	–	46,547	–	–	–	46,547

(1)	Effective July 1, 2013, the Board approved a compensation plan which includes a $500 monthly fee paid to any member of the Board of Directors who serves on a Board Committee. Effective May 6, 2014, the Board approved a revised compensation plan which continued this $500 monthly fee.

(2)	Effective January 1, 2014, the Board passed a resolution suspending the July 1, 2013 Board compensation plan. Effective May 6, 2014, the Board approved a compensation plan which includes two annual grants of options, including i) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share closing price on the date of grant with an exercise price equal to the stock closing price on the date of grant, a one year vesting period and an expiration date 10 years from the date of grant; and ii) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share fair market value of the option calculated using the Black-Scholes Option Pricing Model based on market conditions, including stock closing price, risk free interest rate and stock volatility, on the date of grant with an exercise price equal to the stock closing price on the date of grant, vesting immediately and an expiration date 10 years from the date of grant. Also effective July 1, 2013, the Board approved an annual grant of options to purchase 25,000 shares of common stock at a price equal to the stock’s closing price on the date of grant, vesting immediately and expiring 10 years from the date of grant as compensation to the chairman of the Board’s Audit Committee.

(3)	On May 6, 2014, Mr. Bigger was granted an option to purchase 63,842 shares of common exercisable at $0.86/share and expire ten years from the date of grant. A total of 34,772 options vested immediately while the remaining 29,070 vest over twelve months from the date of grant. Total fair value of these options at grant date was approximately $46,547 using Black-Scholes Option Pricing. During the year ended December 31, 2014, the Company recognized compensation costs of $44,755 based on the fair value of Mr. Bigger’s options that vested.

(4)	Mr. Blum serves as chairman of the Compensation Committee and as a member of the Audit Committee and the Governance and Nominating Committee. As a member of a Board Committee, Mr. Blum received compensation in the amount of $500 per month for the twelve month period of January 1, 2014 through December 31, 2014. On May 6, 2014, Mr. Blum was granted an option to purchase 63,842 shares of common exercisable at $0.86/share and expire ten years from the date of grant. A total of 34,772 options vested immediately while the remaining 29,070 vest over twelve months from the date of grant. Total fair value of these options at grant date was approximately $46,547 using Black-Scholes Option Pricing. During the year ended December 31, 2014, the Company recognized compensation costs of $44,755 based on the fair value of Mr. Blum’s options that vested and $6,000 for Mr. Blum’s Board Committee fees.

(5)	On May 6, 2014, Mr. Dickson was granted an option to purchase 63,842 shares of common exercisable at $0.86/share and expire ten years from the date of grant. A total of 34,772 options vested immediately while the remaining 29,070 vest over twelve months from the date of grant. Total fair value of these options at grant date was approximately $46,547 using Black-Scholes Option Pricing. During the year ended December 31, 2014, the Company recognized compensation costs of $44,755 based on the fair value of Mr. Dickson’s options that vested.

(6)	Mr. Shelton serves as chairman of the Compensation Committee and as a member of the Audit Committee and the Governance and Nominating Committee. As a member of a Board Committee, Mr. Shelton received compensation in the amount of $500 per month for the twelve month period of January 1, 2014 through December 31, 2014. On May 6, 2014, Mr. Shelton was granted an option to purchase 63,842 shares of common exercisable at $0.86/share and expire ten years from the date of grant. A total of 34,772 options vested immediately while the remaining 29,070 vest over twelve months from the date of grant. Total fair value of these options at grant date was approximately $46,547 using Black-Scholes Option Pricing. During the year ended December 31, 2014, the Company recognized compensation costs of $44,755 based on the fair value of Mr. Shelton’s options that vested and $6,000 for Mr. Shelton’s Board Committee fees.

(7)	Mr. Stubbs serves as chairman of the Audit Committee and as a member of the Compensation Committee. As a member of a Board Committee, Mr. Stubbs received compensation in the amount of $500 per month for the twelve month period of January 1, 2014 through December 31, 2014. On May 6, 2014, Mr. Stubbs was granted an option to purchase 63,842 shares of common exercisable at $0.86/share and expire ten years from the date of grant. A total of 34,772 options vested immediately while the remaining 29,070 vest over twelve months from the date of grant. Total fair value of these options at grant date was approximately $46,547 using Black-Scholes Option Pricing. As chairman of the Audit Committee, Mr. Stubbs received an additional grant of options on May 6, 2014 to purchase 29,070 shares of common stock valued at $20,930 using Black-Scholes Option Pricing. These options are exercisable at $0.86/share, vested immediately upon grant and expire ten years from the date of grant. During the year ended December 31, 2014, the Company recognized compensation costs of $67,477 based on the fair value of Mr. Stubb’s options that vested and $6,000 for Mr. Stubb’s Board Committee fees.

(8)	On May 6, 2014, Mr. Zinke was granted an option to purchase 63,842 shares of common exercisable at $0.86/share and expire ten years from the date of grant. A total of 34,772 options vested immediately while the remaining 29,070 vest over twelve months from the date of grant. Total fair value of these options at grant date was approximately $46,547 using Black-Scholes Option Pricing. On November 6, 2014, Mr. Zinke informed the Company Board of Directors that due to his election to United States House of Representatives, representing the state of Montana, he could no longer serve on company's Board. Mr. Zinke then tendered his resignation from the Board, effective January 1, 2015. Due to his resignation, Mr. Zinke forfeited unvested options to purchase 29,070 shares of common stock, which had been issued on May 6, 2014. During the year ended December 31, 2014, the Company recognized compensation costs of $39,377 based on the fair value of Mr. Dickson’s options that vested.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2014.

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each of our directors;
•	the Company’s Chief Executive Officer, who also holds the positions of Chief Financial Officer and President, is the only person serving as a Named Executive as of December 31, 2014 whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company (such individuals are hereafter referred to as the “Named Executive Officers”); and all of our directors and executive officers serving as a group.

Named Executive Officers and Director Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Shares Beneficially Owned (2)
Bigger, Greggory – Chief Executive Officer, Chief Financial Officer, President, Director (3)	3,176,790	1.75%
Charles R. Blum – Director (4)	2,042,802	1.13%
Dickson, Donald (5)	64,012	0.04%
Shelton, Nathan – Director (6)	527,581	0.29%
Stubbs, Mark – Director (7)	134,714	0.07%
Ryan Zinke – Director (8)	80,644	0.04%
All directors and executive officers as a group	6,026,543	3.32%

(1)	Unless otherwise indicated, the address of each listed person is c/o Save the World Air, Inc., 735 State Street, Suite 500, Santa Barbara, California 93101.

(2)	Percentage of beneficial ownership is based upon 181,028,242 shares of the Company’s common stock outstanding as of December 31, 2014. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Mr. Bigger’s beneficial ownership includes 121,009 shares of common stock, exercisable options to purchase 2,055,781 shares of common stock, and options to purchase 1,000,000 shares of the Company’s common stock exercisable within 60 days of December 31, 2014.

(4)	Mr. Blum’s beneficial ownership includes 398,342 shares of common stock and exercisable options to purchase 1,644,460 shares of common stock.

(5)	Mr. Dickson’s beneficial ownership includes 14,620 shares of common stock and exercisable options to purchase 49,392 shares of common stock.

(6)	Mr. Shelton’s beneficial ownership includes 215,288 shares of common stock and exercisable options to purchase 312,293 shares of common stock.

(7)	Mr. Stubbs’ beneficial ownership includes 22,936 shares of common stock and exercisable options to purchase 111,778 shares of common stock.

(8)	Mr. Zinke’s beneficial ownership includes 22,936 shares of common stock and exercisable options to purchase 57,708 shares of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Accrued Expenses and Accounts Payable - Related Parties

As of December 31, 2014 and December 31, 2013, the Company had accounts payable to related parties in the amount of $80,814 and $85,869, respectively. These amounts are unpaid Directors Fees and unpaid Company expenses incurred by Officers and Directors.

As of December 31, 2014 and December 31, 2013, the Company accrued the unpaid salaries, unused vacation and the corresponding payroll taxes of Officers in the aggregate of $178,693 and $576,159, respectively. Included in these accruals are the unpaid salaries of the former Chief Executive Officer (CEO) of the Company of $0 and $306,250, respectively pursuant to November 2013 settlement agreement, and a former President and current member of the Company’s Board of Directors of 135,429 and $195,429, respectively. The Company agreed to a monthly payment of $5,000 the current Board member until his unpaid salary is fully settled.

Bonus Paid to Officers

General and administrative expenses for the year ended December 31, 2013 include bonuses in the aggregate of $150,000 paid to Officers. There were no such bonuses paid during the years ended December 31, 2014 and December 31, 2012.

Consulting Fees Paid to Related Party

During the years ended December 31, 2014 and 2013, the Company incurred consulting fees of $60,000 to a consulting firm controlled by a member of our Board of Directors. There were no such costs in 2012.

Director Independence

The Company believes Mr. Dickson, Mr. Shelton, Mr. Stubbs and Mr. Zinke are independent, and Mr. Bigger and Mr. Blum are non-independent. We also believe Mr. Bundros, appointed to the board effective January 5, 2015 to the fill the vacancy created by Mr. Zinke’s resignation, is also independent.

Item 14.  Principal Accounting Fees and Services

The Audit Committee has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2014.

Weinberg & Company, P.A. was first appointed in fiscal year 2003, and has audited our financial statements for fiscal years 2002 through 2014.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2014, 2013 and 2012.

	Amount
	Fiscal	Fiscal	Fiscal
Type of Fee	Year 2014	Year 2013	Year 2012
Audit(1)	$145,436	$126,662	$121,340
Audit Related(2)	–	–	–
Taxes (3)	9,579	6,675	6,430
All Other (4)	–	–	–
Total	$155,015	$133,337	$127,770

1)	This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.
2)	Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.
3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
4)	Represents aggregate fees charged for products and services other than those services previously reported.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this Form 10-K.

Financial Statements:

Reference is made to the contents to the consolidated financial statements of Save the World Air, Inc. under Item 7 of this Form 10-K.

(b)           Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(78)	Articles of Incorporation, as amended, of the Registrant.
3.2(77)	Amended and Restated Bylaws of the Registrant.
10.1(2)	Commercial Sublease dated October 16, 2003 between the Registrant and KZ Golf, Inc.
10.2(9)	Amendment dated June 15, 2004 to Exhibit 10.1
10.3 (10)	Amendment dated August 14, 2005 to Exhibit 10.1
10.4(10)	General Tenancy Agreement dated March 14, 2006 between the Registrant and Autumlee Pty Ltd.
10.5(3)	Agreement dated December 13, 2002 between the Registrant and RAND.
10.6(2)**	Agreement dated May 7, 2003 between the Registrant and RAND.
10.7(5)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.5
10.8(5)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.5
10.9(5)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.5
10.10(4)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.11(4)	Assignment and Bill of Sale dated May 28, 2002 between the Registrant and Kevin Charles Hart.
10.12(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Eugene E. Eichler.
10.13(15)†	Severance Agreement dated November 8, 2006 between the Registrant and Eugene E. Eichler
10.14(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Bruce H. McKinnon.
10.15(6)	Save the World Air, Inc. 2004 Stock Option Plan
10.16(8)	Form of Incentive Stock Option Agreement under 2004 Stock Option Plan
10.17(8)	Form of Non-Qualified Stock Option Agreement under 2004 Stock Option Plan
10.18(8)	Consulting Agreement dated as of October 1, 2004 between the Registrant and John Fawcett
10.19(7)	License Agreement dated as of July 1, 2004 between the Registrant and Temple University – The Commonwealth System of Higher Education
10.20(8)	Consulting Agreement dated as of November 19, 2004 between the Registrant and London Aussie Marketing, Ltd.
10.21(13)	Amendment dated September 14, 2006 to Exhibit 10.20
10.22(8)†	Employment Agreement dated September 1, 2004 with Erin Brockovich
10.23(15)†	Amendment dated as of July 31, 2006 to Exhibit 10.22
10.24(8)	Assignment of Patent Rights dated as of September 1, 2003 between the Registrant and Adrian Menzell

10.25(8)	Global Deed of Assignment dated June 26, 2004 between the Registrant and Adrian Menzell
10.26(11)†	Amended and Restated Employment Agreement dated as of March 1, 2006 between the Registrant and John Richard Bautista III
10.27(9)	Lease dated August 15, 2005 between the Registrant and Thomas L. Jackson
10.28(10)	Amendment dated February 1, 2006 to Exhibit 10.27
10.29(10)	Form of 9% Convertible Note issued in the 2005 Interim Financing
10.30(10)	Form of Stock Purchase Warrant issued in the 2005 Interim Financing
10.31(10)	Form of Stock Purchase Warrant issued in the 2005 Bridge Financing
10.32(11)	Form of Stock Purchase Warrant issued in 2006 Regulation S financing
10.33(11)	Form of Stock Purchase Warrant issued in 2006 PIPE financing
10.34(12)	Commercial Sublease between the Registrant and KZG Golf dated January 1, 2006
10.35(12)	Investment Agreement dated September 15, 2006 between the Registrant and Dutchess Private Equities Fund
10.36(12)	Registration Rights Agreement dated September 15, 2006 between the registrant and Dutchess Private Equities Fund, LLP
10.37(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.38(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.39(17)	R&D Agreement between the Registrant and Temple University dated February 2, 2007
10.40(14)	Note Purchase Agreement dated December 5, 2006 between the registrant and Morale Orchards LLC
10.41(14)	Form of Stock Purchase Warrant issued to Morale Orchards LLC
10.42(14)	Form of Convertible Note issued to Morale Orchards LLC
10.43(16)	Consulting Agreement dated January 4, 2007 between the Registrant and Spencer Clarke LLC
10.44(15)	Agreement dated as of July 15, 2006 between the Company and SS Sales and Marketing Group
10.45(15)	Engagement Agreement between the Registrant and Charles K. Dargan II
10.46(15)	Form of 10% Convertible Note issued in 2007 PIPE Offering
10.47(15)	Form of Stock Purchase Warrant issued in 2007 PIPE Offering
10.48(18)	Appointment of New Directors, Nathan Shelton, Steven Bolio and Dennis Kenneally
10.49(19)	Issuance of RAND Final Report
10.50(20)	Delisting from OTCBB to OTC Pink Sheets
10.51(21)	Resignation of Director, Dennis Kenneally
10.52(22)	Resignation of Officer, Bruce H. McKinnon
10.53(23)	Form of 10% Convertible Note issued in 2007 Spring Offering
10.54(23)	Form of Stock Purchase Warrant issued in 2007 Spring Offering
10.55(24)	Termination of North Hollywood Lease
10.56(25)	Modification Agreement of 10% 2007 PIPE Convertible Notes
10.57(26)	Form of 10% Convertible Note issued in 2007 Summer Offering
10.58(26)	Form of Stock Purchase Warrant issued in 2007 Summer Offering
10.59(27)	Resignation of Director, J. Joseph Brown
10.60(28)	Resignation of Chief Financial Officer and Appointment of Interim Chief Financial Officer
10.61(29)	Severance Agreement dated June 15, 2007 between Registrant and Bruce H. McKinnon
10.62(30)	Resignation of Director, Bruce H. McKinnon
10.63(31)	Second Modification Agreement of 10% 2007 PIPE Convertible Notes
10.64(32)	Form of 10% Convertible Note issued in 2007 Fall Offering
10.65(32)	Form of Stock Purchase Warrant issued in 2007 Fall Offering
10.66(33)	Resignation of Director, Joseph Helleis
10.67(34)	Form of 10% Convertible Note issued in 2007/8 Winter Offering
10.68(34)	Form of Stock Purchase Warrant issued in 2007/8 Winter Offering
10.69(34)	Modification and Satisfaction Agreement of Convertible Notes with Morale Orchards, LLP and Matthews & Partners

10.70(35)	Termination of employment relationship with John Bautista
10.71(36)	Form of 10% Convertible Note issued in 2008 Summer Offering
Form of Stock Purchase Warrant issued in 2008 Summer Offering
10.72(37)	Form of 10% Convertible Note issued in 2008 Fall Offering
Form of Stock Purchase Warrant issued in 2008 Fall Offering
10.73(38)	Form of 10% Convertible Note issued in 2008 Winter Offering
Form of Stock Purchase Warrant issued in 2008 Winter Offering
10.74(39)	Letter Agreement with Temple University extending default date
10.75(40)	Notice of first payment to Temple University under Letter Agreement
Announcement of date of 2010 Annual Shareholder Meeting
Appointment of Cecil Bond Kyte as new Chief Executive Officer
10.76(41)	Form of 10% Convertible Note issued in 2009 Winter Offering
Form of Stock Purchase Warrant issued in 2009 Winter Offering
10.77(42)	Employment Agreement with Cecil Bond Kyte
10.78(43)	Form of 10% Convertible Note issued in 2009 Winter #2 Offering
Form of Stock Purchase Warrant issued in 2009 Winter #2 Offering
10.79(44)	Form of 10% Convertible Note issued in 2009 Spring Offering
Form of Stock Purchase Warrant issued in 2009 Spring Offering
10.80(45)	Form of 7% Convertible Note issued in 2009 Summer Offering
Form of Stock Purchase Warrant issued in 2009 Summer Offering
10.81(46)	Passing of Steven Bolio, Company Director
10.82(47)	Form of 7% Convertible Note issued in 2009 Wellfleet Offering
Form of Stock Purchase Warrant issued in 2009 Wellfleet Offering
10.83(48)	Form of 7% Convertible Note issued in 2009 Fall Offering
Form of Stock Purchase Warrant issued in 2009 Fall Offering
10.84(49)	Letter to Shareholders
10.85(50)	Form of 10% Convertible Note issued in 2010 Winter Offering
Form of Stock Purchase Warrant issued in 2010 Winter Offering
10.86(51)	Settlement of Bruce H. McKinnon Arbitration Award
10.87(52)	Form of 10% Convertible Note Issued in 2010 Spring Offering
Form of Stock Purchase Warrant issued in to2010 Spring Offering
10.88(53)	Form of 10% Convertible Note Issued in 2010 Summer Offering
Form of Stock Purchase Warrant issued in 2010 Summer Offering
10.89(54)	Form of 10% Convertible Note issued in 2010 Fall Offering
Form of Stock Purchase Warrant issued in 2010 Fall Offering
10.90(55)	Form of 10% Convertible Note issued in 2010 Fall Offering #2
Form of Stock Purchase Warrant issued in 2010 Fall Offering #2
10.91(56)	Resignation of Director John A. Price
10.92(57)	Form of 10% Convertible Note issued in 2011 Winter Offering
Form of Stock Purchase Warrant issued in 2011 Winter Offering
10.93(58)	Amendment to Employment Contract with Cecil Kyte
Announcement of date of 2011 Annual Shareholder Meeting
10.94(59)	License Agreement between the Registrant and Temple University dated August 9, 2011
10.96(60)	Form of 10% Convertible Note Issued in 2011 Spring Offering
Form of Stock Purchase Warrant issued in 2011 Spring Offering
10.97(61)	Form of 10% Convertible Note Issued in 2011 Summer Offering
Form of Stock Purchase Warrant Issued in 2011 Summer Offering
10.94(62)	Form of 10% Convertible Note Issued in 2011 Fall Offering
Form of Stock Purchase Warrant Issued in 2011 Fall Offering
10.95(63)	Final Report of the Rocky Mountain Oilfield Testing Center of Viscosity Reduction Device (AOT)
10.96(64)	Form of 10% Convertible Note Issued in 2011 Fall#2 Offering
Form of Stock Purchase Warrant Issued in 2011 Fall#2 Offering

10.97(65)	Letter of Intent between Registrant and Heng He Xing Ye Technology Development Co., Ltd. dated October 19,2011
10.98(66)	Announcement of resignation of Eugene E. Eichler, Interim Chief Financial Officer for health reasons.
10.99(67)	Form of 10% Convertible Note Issued in 2011 Fall#3 Offering
10.100(68)	Form of Stock Purchase Warrant Issued in 2011 Fall#3 Offering
10.101(69)	Form of 10% Convertible Note Issued in 2012 Winter Offering
10.102(70)	Form of Stock Purchase Warrant Issued in 2012 Winter Offering
10.103(71)	Letter of Intent between Registrant and LG Partners LLC (“LGP”)
10.104(72)	Cooperation Framework Agreement between Registrant and Heng He Xing Technology Development Co., Ltd (TDC) dated March 9, 2012
10.105(73)	Employment Agreement with Gregg Bigger, Chief Financial Officer
10.106(74)	U.S. Department of Energy Agreement dated February 6, 2012
10.107(75)	Continental Divide, LLC Agreement dated January 2, 2013
10.108(76)	Equipment Lease/Option to Purchase Agreement with TransCanada Keystone Pipeline, L.P.
10.109(79)	Amendment to Greggory M. Bigger Employment Contract.
10.110(80)	Cecil Bond Kyte Separation Agreement
10.111(81)	Equipment Lease/Option to Purchase Agreement, dated effective as of July 15, 2014, between Save The World Air, Inc. and Kinder Morgan Crude & Condensate LLC.
10.112(82)	Mutual Confidentiality Agreement, dated July 15, 2014, between Save The World Air, Inc. and Kinder Morgan Crude & Condensate LLC.
10.113(83)	Letter from TransCanada to Save The World Air, Inc., dated July 15, 2014.
10.114(84)	Newfield Exploration Company Joint Development Agreement.
10.115(85)	Haven Technology Solutions Joint Development Agreement.
21	List of Subsidiaries
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.
(2)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002.
(3)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.
(4)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.
(5)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2004.

(6)	Incorporated by reference from Appendix C of Registrant’s Schedule 14A filed on April 30, 2004, in connection with its Annual Meeting of Stockholders held on May 24, 2004.
(7)	Incorporated by reference from Registrant Form 8-K filed on July 12, 2004.
(8)	Incorporated by reference from registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.
(9)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended September 30, 2005
(10)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005
(11)	Incorporated by reference from Registrant’s Form SB-2 filed on June 28, 2006 (SEC File No. 333- 333-135415)
(12)	Incorporated by reference from Registrant’s Form 8-K filed on September 21, 2006
(13)	Incorporated by reference from Registrant’s Form SB-2 filed on October 6, 2006 (SEC File No. 333-137855)
(14)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2006
(15)	Incorporated by reference from Registrant’s Form 10KSB for the fiscal year ended December 31, 2006
(16)	Incorporated by reference from Registrant’s form 8-K filed on January 10, 2007
(17)	Incorporated by reference from Registrant’s form 8K filed on February 8, 2007
(18)	Incorporated by reference from Registrant’s form 8K filed on February 16, 2007
(19)	Incorporated by reference from Registrant’s form 8K filed on May 3, 2007
(20)	Incorporated by reference from Registrant’s form 8K filed on May 22 2007
(21)	Incorporated by reference from Registrant’s form 8K filed on June 8, 2007
(22)	Incorporated by reference from Registrant’s form 8K filed on June 15, 2007
(23)	Incorporated by reference from Registrant’s form 8K filed on July 2, 2007
(24)	Incorporated by reference from Registrant’s form 8K filed on July 18, 2007
(25)	Incorporated by reference from Registrant’s form 8K filed on August 30, 2007
(26)	Incorporated by reference from Registrant’s form 8K filed on October 9, 2007
(27)	Incorporated by reference from Registrant’s form 8K filed on October 23, 2007
(28)	Incorporated by reference from Registrant’s form 8K filed on November 9, 2007
(29)	Incorporated by reference form Registrant’s Form 10QSB for the nine months ended September 30, 2007
(30)	Incorporated by reference from Registrant’s form 8K filed on November 15, 2007
(31)	Incorporated by reference from Registrant’s form 8K filed on December 11, 2007
(32)	Incorporated by reference from Registrant’s form 8K filed on December 20, 2007
(33)	Incorporated by reference from Registrant’s form 8K filed on February 25, 2010
(34)	Incorporated by reference from Registrant’s form 8K filed on March 11, 2010
(35)	Incorporated by reference from Registrant’s form 8K filed on March 27, 2010
(36)	Incorporated by reference from Registrant’s form 8K filed on September 3, 2010
(37)	Incorporated by reference from Registrant’s form 8K filed on November 6, 2010
(38)	Incorporated by reference from Registrant’s form 8K filed on December 11, 2010
(39)	Incorporated by reference from Registrant’s form 8K filed on January 13, 2010
(40)	Incorporated by reference from Registrant’s form 8K filed on January 27, 2010
(41)	Incorporated by reference from Registrant’s form 8K filed on January 26, 2010
(42)	Incorporated by reference from Registrant’s form 10K for the twelve months ended December 31, 2010
(43)	Incorporated by reference from Registrant’s form 8K filed on March 12, 2010
(45)	Incorporated by reference from Registrant’s form 8K filed on September 30, 2010
(46)	Incorporated by reference from Registrant’s form 8K filed on November 24, 2010
(47)	Incorporated by reference from Registrant’s form 8K filed on December 7, 2010
(48)	Incorporated by reference from Registrant’s form 8K filed on February 3, 2010
(49)	Incorporated by reference from Registrant’s form 8K filed on March 22, 2010

(50)	Incorporated by reference from Registrant’s form 8K filed on April 8, 2010
(51)	Incorporated by reference from Registrant’s form 8K filed on April 13, 2010
(52)	Incorporated by reference from Registrant’s form 8K filed on May 7, 2010
(53)	Incorporated by reference from Registrant’s form 8K filed on August 11, 2010
(54)	Incorporated by reference from Registrant’s form 8K filed on November 11, 2010
(55)	Incorporated by reference from Registrant’s form 8K filed on December 6, 2010
(56)	Incorporated by reference from Registrant’s form 8K filed on February 25, 2011
(57)	Incorporated by reference form Registrant’s form 8K filed on March 7, 2011
(58)	Incorporated by reference from Registrant’s form 8K filed on March 9, 2011
(59)	Incorporated by reference from Registrant’s form 8K filed on August 11, 2011
(60)	Incorporated by reference from Registrant’s form 8K filed on June 9, 2011
(61)	Incorporated by reference from Registrant’s form 8K filed on August 10, 2011
(62)	Incorporated by reference from Registrant’s form 8K filed on October 21, 2011
(63)	Incorporated by reference from Registrant’s form 8K filed on October 25, 2011
(64)	Incorporated by reference from Registrant’s form 8K filed on December 14, 2011
(65)	Incorporated by reference from Registrant’s form 8K filed on December 27, 2011
(66)	Incorporated by reference from Registrant’s form 8K filed on January 4, 2012
(67)	Incorporated by reference from Registrant’s form 8K filed on January 23, 2012
(68)	Incorporated by reference from Registrant’s form 8K filed on January 23, 2012
(69)	Incorporated by reference from Registrant’s form 8K filed on January 23, 2012
(70)	Incorporated by reference from Registrant’s form 8K filed on February 8, 2012
(71)	Incorporated by reference from Registrant’s form 8K filed on March 16, 2012
(72)	Incorporated by reference from Registrant’s form 8K filed on March 20, 2012
(73)	Incorporated by reference from Registrant’s form 8K filed on March 30, 2012
(74)	Incorporated by reference from Registrant’s form 8K filed on March 30, 2012
(75)	Incorporated by reference from Registrant’s form 8K filed on March 22, 2013
(76)	Incorporated by reference from Registrant’s form 8K filed on August 1, 2013
(77)	Incorporated by reference from Registrant’s form 8K filed on July 8, 2013
(78)	Incorporated by reference from Registrant’s form 8K filed on December 20, 2013
(79)	Incorporated by reference from Registrant’s form 10K filed on March 17, 2014
(80)	Incorporated by reference from Registrant’s form 10K filed on March 17, 2014
(81)	Incorporated by reference from Registrant’s form 8K filed on July 21, 2014
(82)	Incorporated by reference from Registrant’s form 8K filed on July 21, 2014
(83)	Incorporated by reference from Registrant’s form 8K filed on July 21, 2014
(84)	Incorporated by reference from Registrant’s form 10Q filed on November 10, 2014
(85)	Incorporated by reference from Registrant’s form 10Q filed on November 10, 2014

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorize.

Save The World Air, Inc.

Date: March 16, 2015	By:	/s/ GREGGORY BIGGER
Greggory Bigger
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Greggory Bigger as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ GREGGORY BIGGER	Chief Executive Officer and Chairman of the Board of Directors	March 16, 2015
Greggory Bigger

/s/ CHARLES R. BLUM	Director	March 16, 2015
Charles R. Blum

/s/ DONALD DICKSON	Director	March 16, 2015
Donald Dickson

/s/ NATHAN SHELTON	Director	March 16, 2015
Nathan Shelton

/s/ MARK STUBBS	Director	March 16, 2015
Mark Stubbs

/s/ RYAN ZINKE	Director	March 16, 2015
Ryan Zinke

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SAVE THE WORLD AIR, INC. AND SUBSIDIARY

DECEMBER 31, 2014, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Save the World Air, Inc.

We have audited the accompanying consolidated balance sheets of Save the World Air, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Save the World Air, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Save the World Air, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through the recurring sale of its debt and equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Save the World Air, Inc.

We have audited Save the World Air, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Save the World Air, Inc’s. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Save the World Air, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Save the World Air, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 16, 2015

SAVE THE WORLD AIR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
ASSETS	2014	2013
Current assets:
Cash	$2,247,557	$4,137,068
Other current assets	72,225	56,930
Total current assets	2,319,782	4,193,998
Property and Equipment, net of accumulated depreciation of $47,180 and $33,355 at December 31, 2014 and December 31, 2013, respectively	21,946	35,771
Other assets	5,830	5,830
Total assets	$2,347,558	$4,235,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable-license agreements	$405,313	$185,450
Accounts payable and accrued expenses	175,228	312,805
Accrued expenses and accounts payable-related parties	259,507	662,028
Convertible debentures, net of discounts of $105,542 and $0 at December 31, 2014 and December 31, 2013, respectively	139,098	–
Total current liabilities	979,146	1,160,283

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value: 300,000,000 shares authorized 181,028,244 and 176,242,817 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	181,028	176,243
Additional paid-in capital	98,232,582	95,937,936
Accumulated deficit	(97,045,198)	(93,038,863)
Total stockholders’ equity	1,368,412	3,075,316
Total liabilities and stockholders’ equity	$2,347,558	$4,235,599

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31
	2014	2013	2012
Revenues	$240,000	$–	$–
Costs and Expenses
Operating expenses	3,284,666	11,884,775	7,187,970
Research and development expenses	893,452	2,011,486	963,184
Loss before other income (expense)	(3,938,118)	(13,896,261)	(8,151,154)
Other income (expense)
Other income (loss)	(28,598)	(23,895)	24,723
Interest and financing expense	(39,619)	(260)	(3,627,732)
Change in fair value of derivative liabilities	–	(220,614)	(4,023,094)
Gain on extinguishment of derivative liabilities	–	3,441,752	2,445,095
Gain on disposition of equipment	–	41,923	–
Settlement of litigation and debt	–	346	239,775
Net loss	$(4,006,335)	$(10,657,009)	$(13,092,387)
Net loss per common share, basic and diluted	$(0.02)	$(0.07)	$(0.10)
Weighted average common shares outstanding, basic and diluted	180,386,712	160,958,284	128,667,391

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Deficit	Equity
	Shares	Amount	Capital	Accumulated	(Deficiency)
Balance, January 1, 2012	114,273,470	$114,274	$66,069,911	$(69,289,467)	$(3,105,282)
Common stock issued upon exercise of warrants and options	12,563,944	12,564	3,669,317	–	3,681,881
Common stock issued for convertible debt	14,305,156	14,305	3,775,329	–	3,789,634
Common stock issued for services	2,525,000	2,525	1,225,725	–	1,228,250
Fair value of options and warrants issued as compensation	–	–	2,712,173	–	2,712,173
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	1,888,211	–	1,888,211
Net loss				(13,092,387)	(13,092,387)
Balance, December 31, 2012	143,667,570	143,668	79,340,666	(82,381,854)	(2,897,520)
Common stock issued upon exercise of warrants and options	29,152,389	29,152	8,448,066	–	8,477,218
Common stock issued for services	50,000	50	48,950	–	49,000
Common stock issued to employees and directors as compensation	325,455	325	369,788	–	370,113
Common stock issued as settlement	3,047,403	3,048	3,105,299	–	3,108,347
Fair value of options and warrants issued as compensation	–	–	4,495,545	–	4,495,545
Fair value of warrants issued to settle payables	–	–	129,622	–	129,622
Net loss	–	–	–	(10,657,009)	(10,657,009)
Balance, December 31, 2013	176,242,817	176,243	95,937,936	(93,038,863)	3,075,316
Common stock issued upon exercise of warrants and options	4,710,947	4,711	1,408,573	–	1,413,284
Common stock issued on conversion of notes payable	74,480	74	35,676	–	35,750
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	119,671	–	119,671
Fair value of options and warrants issued as compensation	–	–	730,726	–	730,726
Net loss	–	–	–	(4,006,335)	(4,006,335)
Balance, December 31, 2014	181,028,244	$181,028	$98,232,582	$(97,045,198)	$1,368,412

See notes to consolidated financial statements.

SAVE THE WORLD AIR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SAVE THE WORLD AIR, INC.

	Year Ended
	December 31
	2014	2013	2012
Cash flows from Operating Activities
Net loss	$(4,006,335)	$(10,657,009)	$(13,092,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement of litigation and debt	–	(346)	(239,775)
Share based compensation expense	730,726	4,865,658	2,712,173
Issuance of common stock for services	–	49,000	1,228,250
Issuance of common stock as settlement	–	3,108,347	–
Amortization of debt issuance costs and original issue debt discounts including beneficial conversion feature	39,619	–	3,620,092
Change in fair value of derivative liabilities	–	220,614	4,023,094
Gain on extinguishment of derivative liabilities	–	(3,441,752)	(2,445,095)
Gain on disposition of assets	–	(41,923)	–
Depreciation and amortization	13,825	15,399	36,077
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15,295)	10,202	37,775
Other assets	–	4,500	–
Accounts payable and accrued expenses	(107,577)	(43,408)	(192,796)
Accounts payable – license agreements	219,863	(130,400)	137,725
Accounts payable and accrued expenses – related parties	(402,521)	128,750	(342,718)
Net cash used in operating activities	(3,527,695)	(5,912,368)	(4,517,585)
Cash flows from investing activities
Purchase of equipment	–	(7,573)	(16,142)
Proceeds from sale of equipment	–	27,000	–
Net cash provided by (used in) investing activities	–	19,427	(16,142)
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	254,900	–	1,835,840
Net proceeds from exercise of warrants and options	1,383,284	8,428,218	3,681,881
Net cash provided by financing activities	1,638,184	8,428,218	5,517,721
Net (decrease) increase in cash	(1,889,511)	2,535,277	983,994
Cash, beginning of period	4,137,068	1,601,791	617,797
Cash, end of period	$2,247,557	$4,137,068	$1,601,791

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$260	$7,640
Income Taxes	$–	$–	$–
Non-cash investing and financing activities	0
Conversion of accounts payable and accrued expenses to convertible debentures	–	–	52,371
Conversion of convertible debentures to common stock	35,750	–	3,789,634
Exercise of options and warrants applied to accounts payable	30,000	49,000	–
Fair value of warrants issued to settle payables	–	129,622	–
Receivable from sale of equipment	–	27,000	–
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	119,671	–	1,888,211

See notes to consolidated financial statements

SAVE THE WORLD AIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

Save The World Air, Inc. develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual property portfolio includes 47 domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). STWA's primary technology is called Applied Oil Technology™ (AOT™), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT™ has been proven in U.S. Department of Energy tests to increase the energy efficiency of oil pipeline pump stations. The AOT product has transitioned from the research and development stage to initial commercial production for the midstream pipeline marketplace.

In 2014, the Company began commercial development of a suite of products based around the Joule Heat technology. The Company began fabrication of prototype equipment to be operated under a joint development agreement with a commercial entity in the fourth quarter, 2014. This prototype equipment is scheduled for delivery under the joint development agreement in March, 2015, with testing to begin shortly thereafter. The Company filed two additional provisional patents related to the technology’s method and apparatus in the second quarter and fourth quarter of 2013, respectively. The first of the two provisional patents was finalized and submitted to non-provisional status on April 29, 2014. The second of the two provisional patents was finalized and submitted to non-provisional status at the end of the third quarter 2014.

The Company was considered a development stage company through March 31, 2014. In June 2014, as discussed in Note 2, the Financial Accounting Standards Board (FASB) issued new guidance that removed incremental financial reporting requirements from generally accepted accounting principles in the United States of America for development stage entities.  The Company adopted this new guidance, and as a result, all inception-to-date financial information and disclosures have been omitted from this report.

2.	Summary of Significant Accounting Policies

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

In presenting the Company’s statement of operations for the twelve-month periods ended December 31, 2013 and 2012, the Company reclassified certain salary and consulting expenses in the aggregate of $270,000 and $188,500 respectively that were previously reflected as operating expenses to research and development expenses.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and incurred recurring net losses. During the year ended December 31, 2014, the Company incurred a net loss of $4,006,335 and used cash in operations of $3,527,695. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2014, the Company had cash on hand in the amount of $2,247,557. Management estimates that the current funds on hand will be sufficient to continue operations through December 2015. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2015 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Revenue Recognition Policy

The Company recognizes lease revenue upon commencement of the lease. Revenue on future product sales will be recognized upon meeting the following criteria: persuasive evidence of an arrangement exists; delivery has occurred or services rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

In addition to intellectual properties developed by the Company, STWA co-develops with, and licenses from, intellectual property as a joint-agreement with Temple University.  The Company’s business model is to contract with suppliers and manufacturers of oilfield equipment to sell into the oilfield pipeline market. The Company negotiates an initial contract with the customer fixing the terms of the sale and then receive a letter of credit or full payment in advance of shipment. Upon shipment and acceptance of our products, the Company will recognize the revenue associated with the sale and lease of the products to the customer.

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results.  Based upon management’s annual review, no impairments were recorded for the years ended December 31, 2014, 2013 and 2012.

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

For the years ended December 31, 2014, 2013 and 2012, the dilutive impact of outstanding stock options of 21,052,030, 20,309,908 and 27,278,098; outstanding warrants of 5,692,087, 11,763,966 and 42,205,507; and notes convertible into 509,667, -0- and -0- shares of our common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Business and Credit Concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of December 31, 2014 and 2013, before adjustments for outstanding checks and deposits in transit, the Company had $2,247,198 and $4,143,367, respectively, on deposit with two banks. The deposits are federally insured up to $250,000 at each bank.

The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to assumptions used in valuing equity instruments and derivative liabilities. Actual results could differ from those estimates.

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

The recorded accounts payable, accrued expenses and convertible debentures approximate its fair value due to its short term nature.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use are also expensed. Furthermore, costs incurred in the construction of prototypes with no certainty of any alternative future use and established commercial uses are also expensed.

For the years ended December 31, 2014, 2013 and 2012 for research and development costs incurred were $893,542, $2,011,486 and $963,184, respectively.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred. Patent costs were $103,434, $144,326 and $104,150 for the years ended December 31, 2014, 2013 and 2012 respectively. Patent costs are included in operating expenses in the Company’s consolidated statements of operations.

Recent Accounting Pronouncements

In November 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-16 on the Company’s financial statement presentation and disclosures

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

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

3.	Certain Relationships and Related Transactions

Accrued Expenses and Accounts Payable - Related Parties

As of December 31, 2014 and December 31, 2013, the Company had accounts payable to related parties in the amount of $80,814 and $85,869, respectively. These amounts are unpaid Directors Fees and unpaid Company expenses incurred by Officers and Directors.

As of December 31, 2014 and December 31, 2013, the Company accrued the unpaid salaries, unused vacation and the corresponding payroll taxes of Officers in the aggregate of $178,693 and $576,159, respectively. Included in these accruals are the unpaid salaries of the former Chief Executive Officer (CEO) of the Company of $0 and $306,250, respectively pursuant to November 2013 settlement agreement, and a former President and current member of the Company’s Board of Directors of $135,429 and $195,429, respectively. The Company agreed to a monthly payment of $5,000 the current Board member until his unpaid salary is fully settled.

Bonus Paid to Officers

General and administrative expenses for the year ended December 31, 2013 include a bonus in the aggregate of $150,000 paid to officers of the Company. There were no such bonuses paid in 2014 or 2012.

Consulting Fees Paid to Related Party

During the year ended December 31, 2014 and 2013, the Company incurred consulting fees of $60,000 to a consulting firm controlled by a member of our Board of Directors. There were no such costs in 2012.

4.	Property and Equipment

At December 31, 2014 and 2013, property and equipment consists of the following:

	December 31,
	2014	2013

Office equipment	$65,051	$65,051
Furniture and fixtures	4,075	4,075
Subtotal	69,126	69,126
Less accumulated depreciation	(47,180)	(33,355)
Total	$21,946	$35,771

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $13,825, $15,399 and $36,077, respectively.

5.	Convertible Notes and Warrants

2014

In 2014, the Company issued its convertible notes in the aggregate of $280,390 for total cash consideration of $254,900, resulting in an original issue discount of $25,490. The notes do not bear any interest, however, the Company used an implied interest rate of 10%, are unsecured, will mature in one year after issuance and are convertible to 584,147 shares of common stock at a conversion price of $0.48 per share. Furthermore, each of the investors in the offering received, for no additional consideration, warrants to purchase a total of 146,037 shares of common stock. Each warrant is exercisable on a cash basis only at a price of $0.48, and is exercisable immediately upon issuance and will expire one (1) year from the date of issuance.

The aggregate relative fair value of the warrants issued in the 2014 offerings were valued at $24,826 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 0.17%; dividend yield of 0%; volatility rate of 64% based upon the Company’s historical stock price; and an expected life of one year (statutory term). The Company also determined that the notes contained a beneficial conversion feature of $94,845 since the market price of the Company’s common stock were higher than the conversion price of the notes when they were issued.  The value of the 2014 Offering Warrants, the beneficial conversion feature and the original issue discount in the aggregate of $145,161 was considered as debt discount and is being amortized as interest over the term of the notes or in full upon the conversion of the corresponding notes.

During the year ended December 31, 2014, the Company converted $35,750 of these notes to 74,480 shares of common stock and amortized to interest expense $39,619 of the corresponding note discount. As of December 31, 2014 the balance due to this note was $244,640 and unamortized note discount of $105,542 or a net balance of $139,098.

2011 and 2012

In 2011 and 2012, the Company issued its convertible notes in the aggregate of $8,302,153 and warrants to purchase a total of 32,355,232 shares of common stock.

The value of the 2011 and 2012 offering warrants, the beneficial conversion feature of the convertible notes, and the original issue discount in the aggregate of $8,302,153 was considered as debt discount to be amortized over the term of the notes or in full upon the conversion of the corresponding notes.

During the year ended December 31, 2012, the Company amortized to interest expense $3,620,092 of the note discount. These notes were all converted to shares of common stock and there was no balance due to these notes as of December 31, 2012.

6.	Research and Development

The Company constructs, develops and tests the AOT and Joule Heat technologies with internal resources and through the assistance of various third party entities. Costs incurred and expensed include fees such as patent fees, U.S. Department of Energy testing fees, purchase of test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment, payroll and other related equipment and various logistical expenses for the purposes of evaluating and testing the Company’s AOT prototypes.

Total expenses incurred during the years ended December 31, 2014, 2013 and 2012 on Research and Development were $893,452, $2,011,486 and $963,184, respectively.

AOT and Joule Heat Product Development and Testing

The Company constructs, develops and tests the AOT and Joule Heat technologies with internal resources and through the assistance of various third party entities. Costs incurred and expensed include fees such as U.S. Department of Energy testing fees, purchase of test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment, payroll and other related equipment and various logistical expenses for the purposes of evaluating and testing the Company’s AOT and Joule Heat prototypes.

Total expenses incurred during the years ended December 31, 2014, 2013 and 2012 on AOT and Joule Heat product development and testing amounted to $73,937, $676,287 and $588,584 respectively and has been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations.

AOT Prototypes

In 2013, the Company entered into a lease agreement with TransCanada Keystone Pipeline, L.P. for the manufacture and delivery of our AOT Prototype Equipment. In 2014, the Company entered into another lease agreement with Kinder Morgan Crude & Condensate, LLC for the manufacture and delivery of our AOT Prototype Equipment. See Note 7 for further discussion.

During the year ended December 31, 2014 and 2013, the Company incurred total expenses of $502,720 and $1,029,143, respectively, in the manufacture and delivery of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations. The Company incurred no such expenses in the year ended December 31, 2012.

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

Pursuant to the two licensing agreements, the Company agreed to pay Temple the following: (i) non-refundable license maintenance fee of $300,000; (ii) annual maintenance fees of $187,500; (iii) royalty fee ranging from 4% up to 7% from revenues generated from the licensing agreements; and (iv) 25% of all revenues generated from sub-licensees to secure or maintain the sub-license or option thereon. Temple also agreed to defer $37,500 of the amount due if the Company agrees to fund at least $250,000 in research or development of Temple’s patent rights licensed to the Company. The term of the licenses commenced in August 2011 and will expire upon the expiration of the patents. The agreement can also be terminated by either party upon notification under terms of the licensing agreements or if the Company ceases the development of the patent or failure to commercialize the patent rights.

Total expenses recognized during each year ended December 31, 2014, 2013 and 2012 pursuant to these two agreements amounted to $187,500 and has been reflected in Research and Development expenses on the accompanying consolidated statement of operations.

As of December 31, 2014 and 2013, total unpaid fees due to Temple pursuant to these agreements amounted to $340,625 and $153,125, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

In 2014, the Company recognized revenues of $240,000 as a result of these two licenses. No royalty payment was due to Temple as the reported revenues did not meet the threshold at which the Company would pay royalties in addition to the annual maintenance agreement. There were no revenues generated from these two licenses during the years ended December 31, 2013 and 2012.

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

In August 2013, the Company and Temple amended the Research Agreement. Under the amended agreement, parties agreed that total cost for Phase 1 of the agreement was $241,408 and total cost for Phase 2 of the agreement was $258,592 payable beginning September 1, 2013 in eight quarterly installments of $32,324.

During the year ended December 31, 2014, 2013 and 2012, the Company recognized a total expense of $129,295, $118,556 and $187,500, respectively, pursuant to this agreement and has been reflected in Research and Development expenses on the accompanying consolidated statement of operations.

As of December 31, 2014 and 2013, total unpaid fees due to Temple pursuant to this agreement amounted to $64,688 and $32,325 which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

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

In June 2014, the equipment was accepted by TransCanada and the lease commenced. TransCanada installed and tested four AOT Midstream pressure vessels with a cumulative maximum flow capacity of 20,000 gallons per minute and a steal pipe header system which diverts oil from TransCanada’s pipeline through the AOT Midstream pressure vessels. The Company’s costs for the equipment leased to TransCanada totaled approximately $1.4 million, and represent costs associated with testing of a pre-production prototype and therefore were considered research and development costs (see Note 6 above).

The Company accounted the TransCanada Lease as an operating lease, and recognized total lease revenue of $240,000 from June 2014 up to October 2014. No such revenues were recorded in the years ended December 2013 or 2012.

In July 2014, TransCanada terminated the lease agreement effective October 15, 2014. In accordance with terms of the Lease, in December 2014, the AOT Equipment was returned to us by TransCanada at its own expense, free and clear of oil and in good working condition.

Kinder Morgan Crude & Condensate, LLC Lease

On July 15, 2014, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Lease”) with Kinder Morgan Crude & Condensate, LLC (“Kinder Morgan”). In accordance with the terms and conditions of the agreement, Kinder Morgan agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of Kinder Morgan’s operating pipelines. Equipment provided under the Lease includes a single AOT Midstream pressure vessel with a maximum flow capacity of 5,000 gallons per minute. The Lease provides for the Company to deliver the equipment to a location designated by Kinder Morgan and installed and placed in operation by Kinder Morgan, at Kinder Morgan’s expense.

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

The AOT equipment was delivered to Kinder Morgan in the fourth quarter of 2014. Pursuant to the agreement, the equipment was originally scheduled for acceptance by Kinder Morgan by December 31, 2014, however, it was extended to March 2015. Installation, testing and final acceptance of the equipment is scheduled for March 2015, at which time the Lease and testing is scheduled to commence. The Company will account for the lease with Kinder Morgan as an operating lease once the AOT equipment is accepted.

8.	Derivative Liability

In 2009 and 2010, in connection with certain convertible note offerings, the Company granted warrants to purchase an aggregate of 8,522,500 shares of the Company’s common stock. The warrants are initially exercisable at $0.30 per share with exercise prices that may fluctuate based on the occurrence of future offerings or events.

Pursuant to current accounting pronouncements, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The FASB’s guidance requires the fair value of these liabilities be re-measured at the end of every reporting period. As a result, these warrants were not considered indexed to the Company’s own stock. The Company characterized the fair value of these warrants as derivative liabilities upon issuance and re-measured every reporting period with the change in value reported in the accompanying statement of operations.

During the year ended December 31, 2012, the Company recorded a loss of $4,023,094 due to the change in the fair value of the derivatives. Furthermore, approximately 4 million warrants expired or were exercised and as a result, the Company recognized a gain of $2,445,095 due to the extinguishment of the derivative liabilities resulting from the expiration or exercise of these warrants. At December 31, 2012, a total of 4.4 million warrants remained outstanding with a fair value of $3,221,138.

In January 2013, the remaining 4.4 million warrants expired or were exercised at which time the warrants had a fair value of $3,441,752, which resulted in a loss of $220,614 due to the change in the fair value of the derivative liability. Furthermore, as a result of the exercise and expiration of these warrants, the Company recorded a gain of $3,441,752 due to the extinguishment of the corresponding derivative liability. There were no similar instruments issued or outstanding in 2014.

The derivative liabilities were valued using a probability weighted average series of Black-Scholes Option Pricing models as a valuation technique, which approximates the Monte Carlo and other binominal valuation techniques with the following assumptions:

	Derivative Liabilities, Fair Value of Warrants
	January 15	December 31,
	2013	2012
Risk-free interest rate	0.12%	0.02%
Expected volatility	92%	165%
Expected life (in years)	0.75 - 1.00	0.04
Expected dividend yield	0%	0%
Fair Value:
2009 Warrants	3,441,752	3,221,138
Total Fair Value	$3,441,752	$3,221,138

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

9.	Common Stock Transactions

2014

During the year ended December 31, 2014, the Company issued an aggregate of 4,785,427 shares of its common stock as follows:

●	The Company issued 74,480 shares of its common stock in exchange for conversion of $35,750 of Convertible Notes pursuant to the convertible notes conversion price of $0.48 per share.

●	The Company issued 4,710,947 shares of its common stock for exercise of options and warrants at price of $0.30 per share and valued at $1,413,284, of which, $30,000 was applied to an existing accounts payable and $1,383,284 was received in cash.

2013

During the year ended December 31, 2013, the Company issued an aggregate of 32,575,247 shares of its common stock as follows:

•	The Company issued 29,152,389 shares of its common stock upon exercise of options and warrants at a price of $0.25 up to $0.98 with proceeds of $8,477,218, net of direct costs in the amount of $78,521 in commissions and foreign exchange fees paid on warrants exercised by foreign (non-U.S.) investors. Furthermore, included in the exercise was issuance of 50,000 shares of common stock valued at $49,000 pursuant to an exercise of options and accounted for as partial settlement of unpaid fees recorded in prior years. As a result, the aggregate net proceeds received amounted to $8,428,218.

●	The Company issued 375,455 shares of its common stock with a fair value of $419,113 or $1.12/share to employees, officers and members of the Board of Directors of the Company and a consultant for service rendered. The shares were valued at market at the date of the agreement.

●	In December 2013, the Company issued 3,047,403 shares of common stock with a fair value of $3,108,347 pursuant to a settlement with CEDE & Co (see Note 13). The shares were valued at market at the date of issuance.

In December 2013, the Company’s stockholders agreed to increase the authorized shares of common stock of the Company from 200,000,000 to 300,000,000.

2012

During the year ended December 31, 2012, the Company issued an aggregate of 29,394,100 shares of its common stock as follows:

●	The Company issued 14,305,156 shares of its common stock in exchange for conversion of $3,789,634 of Convertible Notes pursuant to the convertible notes conversion prices of $0.25 up to $0.40 per share.

●	The Company issued 12,563,944 shares of its common stock for exercise of options and warrants at a price of $0.25 up to $0.40 per share with an aggregate net proceeds of $3,681,881.

●	The Company issued 2,525,000 shares of our common stock for services valued in the aggregate at $1,228,250. We valued the shares at market prices at the date of the agreements ranging from $0.30 to $1.07 per share.

10.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Options and warrants vest and expire according to terms established at the grant date.

Options

The Company currently issues stock options to employees, directors and consultants under its 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 7,000,000 shares of common stock as amended in May 2006.

From the Plan’s inception in 2004 up to December 31, 2014, the Company granted options to purchase 9,943,937 shares under the Plan, of which 4,383,574 shares were subsequently cancelled or forfeited and made available for grants under the Plan. In years ending December 31, 2014, 2013 and 2012, the Company granted options to purchase shares under the plan to employees and directors totaling 852,122 shares, 207,819 shares and 858,000 shares, respectively, and prior grants were cancelled or forfeited totaling 871,127 shares, 21,009 shares and 90,000 shares, respectively. As of December 31, 2014, options to purchase 4,292,030 shares granted under the Plan remain outstanding and 1,439,637 shares were available to be granted under the Plan.

From the Company’s inception in February 1998 up to December 31, 2014, options to purchase a total of 37,050,000 shares were granted outside of the Plan, of which, 2,860,000 shares were exercised and 17,430,000 shares were subsequently cancelled or forfeited. During the year ended December 31, 2012, 4,000,000 shares were granted outside the Plan. There were no such grants or forfeitures outside of the Plan in 2014 and 2013. During the year ended December 31, 2013, prior grants outside of the plan were forfeited totaling 7,040,000 shares. No such prior grants outside of the plan were forfeited or canceled in 2012 and 2014. As of December 31, 2014, options granted outside of the Plan to purchase 16,760,000 shares remain outstanding.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants vest upon issuance up to 2 years. The weighted-average, remaining contractual life of employee and Non-employee options outstanding at December 31, 2014 was 7.1 years. Stock option activity for the period January 1, 2012 to December 31, 2014, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price
Options, December 31, 2011	24,067,892	$0.30
Options granted	4,858,000	0.30
Options exercised	(776,667)	0.47
Options forfeited	(871,127)	0.98
Options, December 31, 2012	27,278,098	$0.27
Options granted	207,819	1.17
Options exercised	(115,000)	0.60
Options forfeited	(7,061,009)	0.25
Options, December 31, 2013	20,309,908	$0.28
Options granted	852,122	0.80
Options exercised	(20,000)	0.30
Options forfeited	(90,000)	0.91
Options, December 31, 2014	21,052,030	$0.30

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of December 31, 2014 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	20,788,801	6.1	$0.29	18,229,381	$0.28
$ 1.00 - $ 1.99	263,229	5.2	$1.22	263,229	$1.28
	21,052,030		$0.30	18,492,610	$0.29

As of December 31, 2014 the market price of the Company’s stock was $0.47 per share.  At December 31, 2014 the aggregate intrinsic value of the options outstanding was $4,107,750. Future unamortized compensation expense on the unvested outstanding options at December 31, 2014 is approximately $474,000.

2014

•	In February 2014, options to purchase 20,000 shares of common stock were exercised resulting in proceeds of $6,000.

•	From January up to October 2014, the Company issued options to purchase a total of 852,122 shares of common stock to employee, officers and members of the Board of Directors with an estimated fair value of approximately $454,499 using the Black-Scholes Option Pricing model. The options are exercisable from $0.65 up to $0.99 per share, vesting within two years and expire in two and ten years from the date of grant. During the year ended December 31, 2014, the Company recognized compensation costs of $295,884 based on the fair value of options that vested.

•	During year ended December 31, 2014, the Company amortized $376,247 of compensation cost based on the vesting of the options granted to employees, directors and consultants in prior years.

2013

•	From April up to September 2013, options to purchase 115,000 shares of common stock were exercised resulting in net proceeds of $19,500. Included in the exercise was issuance of 50,000 shares of common stock valued at $49,000 pursuant to an exercise of options and accounted for as partial settlement of a liability recorded in prior years.

•	From July up to September 2013, the Company issued options to purchase 207,819 shares of common stock to consultants, employees, officers and members of the Board of Directors with a fair value of approximately $201,000 using the Black-Scholes Option Pricing model. The options are exercisable at $1.09/share up to $1.71/share, vest over a period of one year and expire in two years and ten years from the date of grant. During the year ended December 31, 2013, the Company recognized compensation costs of $101,157 based on the fair value of options that vested.

•	In November 2013, pursuant to separation agreement with an Officer of the Company, the Company cancelled unvested option to purchase 7,040,000 shares of common stock at $0.25 and modified the vesting period of unvested option to purchase 3,520,000 shares of common stock at $0.25, both granted 2011 (see Note 14).

•	During year ended December 31, 2013, the Company amortized $403,127 of compensation cost based on the vesting of the options granted to employees, directors and consultants in prior years.

2012

•	From November up to December 2012, options to purchase 776,667 shares of common stock were exercised resulting in net proceeds of $364,700.

•	From February 2012 up to October 2012, the Company issued 4,858,000 options to employees and an officer of the Company, valued at $1,456,007 using Black-Scholes Option Pricing model. The options have an exercise price of $0.25 to $0.83 per share, vest over a period of up to four years, and expire ten years from date of grant. During the year ended December 31, 2012, the Company recognized compensation costs of $538,037 based upon its vesting.

•	During year ended December 31, 2012, the Company amortized $1,366,846 of compensation cost based on the vesting of the options granted to employees, directors and consultants in prior years

Black-Scholes Option Pricing

During the years ended December 31, 2014, 2013 and 2012, the Company used the following average assumptions in its calculation using the Black-Scholes Option Pricing model:

	2014	2013	2012
Expected life (years)	1.5 – 5.5	1.5 – 5.5	5.0 – 7.0
Risk free interest rate	0.12 – 1.70%	0.34 – 1.65%	0.62 – 1.27%
Volatility	123 – 135%	127 – 130%	125 – 140%
Expected dividend yield	0%	0%	0%

The expected life warrants are based on the expiration date of the related options. The risk-free interest rate is based on the yield available on U.S. Treasury securities. The Company estimates volatility based on the historical volatility of its common stock. The expected dividend yield was based on the fact that the Company has not paid dividends to stockholders in the past nor is it expected to pay any dividends in the foreseeable future.

The weighted average fair value for options granted in 2013, 2012 and 2011 were $0.96, $0.30 and $0.37, respectively.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants.

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, December 31, 2011	49,106,280	$0.32
Warrants granted	9,273,316	0.31
Warrants exercised	(12,039,846)	0.29
Warrants cancelled	(4,134,243)	0.49
Warrants outstanding, December 31, 2012	42,205,507	$0.31
Warrants granted	150,000	0.30
Warrants exercised	(29,037,389)	0.29
Warrants cancelled	(1,554,152)	0.33
Warrants outstanding, December 31, 2013	11,763,966	$0.34
Warrants granted	761,037	0.71
Warrants exercised	(4,690,947)	0.30
Warrants cancelled	(2,141,969)	0.46
Warrants outstanding, December 31, 2014	5,692,087	$0.38

At December 31, 2014 the price of the Company’s common stock was $0.47 per share and the aggregate intrinsic value of the warrants outstanding was $715,174. Future unamortized compensation expense on the unvested outstanding warrants at December 31, 2014 is approximately $66,000.

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.25 - $ 0.99	5,572,087	3.0	$0.36	5,177,087	$0.34
$ 1.00 - $ 1.99	120,000	1.0	$1.01	120,000	$1.01
	5,692,087		$0.38	5,297,087	$0.35

2014

•	In January and February 2014, warrants to acquire 4,690,947 shares of common stock were exercised resulting in gross proceeds of $1,407,284. Furthermore, included in the exercise was issuance of 100,000 shares of common stock valued at $30,000 pursuant to an exercise of warrants and accounted for as partial settlement of unpaid fees recorded in prior years. As a result, the aggregate net proceeds received amounted to $1,377,284.

•	From January up to October 2014, the Company granted consultants warrants to purchase a total of 315,000 shares with an average exercise price of $0.84 per share, vesting in six months up to two years and expiring in two years up to ten years from the date of grant. The fair value of the warrants upon vesting amounted to $20,950 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 0.89%; dividend yield of 0%; volatility of 66%; and an expected life of twenty nine months. During the year ended December 31, 2014, the Company recognized an amortized expense of $20,950 based on the fair value of options that vested.

•	In May 2014, the Company granted a consultant warrants to purchase 300,000 shares over eighteen months at the rate of 50,000 shares every three months, with an exercise price of equal to the closing stock price on the date of vesting, and expiring two years from the date of grant. The fair value of the warrants vested at December 31, 2014 amounted to $21,000 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 0.50%; dividend yield of 0%; volatility of 65%; and an expected life of 18 months. During the year ended December 31, 2014, the Company recognized an amortized expense of $21,000 based on the fair value of options that vested.

•	In October through December 2014, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 146,037 shares with an exercise price of $0.48 per share, vesting immediately upon grant and expiring one year from the date of grant. See Note 5 for further discussion.

•	During year ended December 31, 2014, the Company amortized $16,645 of compensation cost based on the vesting of the warrants granted to employees, directors and consultants in prior years.

2013

•	In March 2013, pursuant to a settlement of debt agreement, the Company granted a consultant a warrant to purchase 150,000 shares of its common stock with an exercise price of $0.30 per share, vesting immediately and expiring in two years from grant date. The fair value of the warrant amounted to $129,622 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 0.26%; dividend yield of 0%; volatility of 132%; and an expected life of two years.

•	During the year ended December 31, 2013, warrants to acquire 29,037,389 shares of common stock were exercised resulting in proceeds of $8,408,718, net of direct costs incurred of $78,521.

•	During year ended December 31, 2013, the Company recorded $52,314 of compensation cost based on the vesting of the warrants granted to employees, directors and consultants in prior years.

F-21

2012

•	During the year ended December 31, 2012, the Company granted warrants to consultants to purchase 1,850,000 shares of its common stock. The warrants have an exercise price of $0.30 per share, fully vested and will expire in two to three years from grant date. Total fair value of the warrant amounted to $517,777 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 0.23% to 0.39%; dividend yield of 0%; volatility of 111%; and an expected life of three years.

•	During the year ended December 31, 2012, the Company granted 7,423,316 warrants to acquire share of its common stock in connection of its issuance of convertible notes. The warrants have an average exercise price of $0.29 per share, fully vested, and will expire in two to three years from date of grant. See Note 5 for further discussion.

•	During the year ended December 31, 2012, the Company recognized amortization expense of $289,513 based upon its vesting of warrants granted in prior years.

11.	Commitments and Contingencies

There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Leases

On August 1, 2013, the Company terminated its previous lease, and entered into a new non-cancellable lease with a 5-year term, expiring July 31, 2018 at a monthly rent of $13,075. On February 1, 2014, the Company amended its lease of office space in Santa Barbara, California, in order to reduce the leased area as well as the monthly lease from $13,750 per month to $5,830 per month.

Total rent expense under these leases in effect during the years ended December 31, 2014, 2013 and 2012, was $82,376, $201,500, and $210,635, respectively which are included as part of Operating Expenses in the attached consolidated statements of operations. Remaining lease commitments under the non-cancellable office lease at December 31, 2014 were $250,690 through the end of 2018. The following is a schedule by years of future minimum rental payments required under the non-cancellable office leases as of December 31, 2014.

Year ending	Non-cancellable
December 31,	Office Leases
2015	$69,960
2016	69,960
2017	69,960
2018	40,810
2019	–
Total	$250,690

Beginning July 2013, the Company subleased a portion of the second floor office space under its Santa Barbara office lease on a month-to-month basis. Total rents collected under these sublease agreements in the year ended December 31, 2014 and 2013 were $795 and $11,085, respectively, which were included as an offset to Operating Expenses in the attached consolidated statements of operations. The rent expense for the Santa Barbara facility net of sublease rents collected for the year ended December 31, 2014 and 2013 was $81,851 and $160,535, respectively.

12.	Income Taxes

The Company did not record an income tax provision for 2014, 2013 and 2012, other than $800 for the minimum state tax provision. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2014	2013	2012
Computed tax provision (benefit) at federal statutory rate (34%)	$(1,133,000)	$(1,993,000)	$(1,434,000)
State income taxes, net of federal benefit	(295,000)	(518,000)	(373,000)
Permanent items	0	0	0
Valuation allowance	1,428,000	2,511,000	1,807,000
Income tax provision	$–	$–	$–

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31,
	2014	2013
Net operating loss carry forwards	$19,600,000	$18,400,000
Valuation allowance	(19,600,000)	(18,400,000)
Total deferred taxes net of valuation allowance	$–	$–

As of December 31, 2014, the Company had net operating losses available for carry forward for federal tax purposes of approximately $48 million expiring beginning in 2019. These carry forward benefits may be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

As of December 31, 2014, the Company recorded valuation allowance of $19,700,000 for its deferred tax assets the Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2014, 2013 and 2012, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2014, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2014, 2013 or 2012.

13.	Settlement with CEDE & Co.

In 2001, a total of 3,047,403 shares of common stock of the Company that were held in street (nominee) name by Cede & Co. of the Depository Trust Co. (the “Cede Shares”) were ordered cancelled by a federal district court relating to litigation initiated by the Securities and Exchange Commission against the Company and its former Chief Executive Officer (CEO). Either before or after the court’s order (the timing of which is unknown to the Company), the Cede Shares, at that time were held directly or indirectly by the former CEO and were placed with Cede & Co. in nominee name. In furtherance of the court’s order, the physical certificates relating to the Cede Shares should have been returned to the Company’s stock transfer agent, NATCO, for cancellation. This did not occur. Rather, Cede & Co. retained the stock certificates representing the Cede Shares and continued to treat the Cede Shares as outstanding and free trading shares of the Company. Notwithstanding the foregoing, NATCO, in furtherance of then Company counsel’s instructions, cancelled the Cede Shares on the Company’s books and records in 2005, and, in furtherance thereof, reduced the Company’s outstanding shares of common stock by 3,047,403.

In 2013, Cede & Co. has requested, in effect, that, inasmuch as the Cede Shares continue to be within its system, the Cede Shares be reinstated on the Company’s books and records and that the outstanding shares of the Company be increased by 3,047,403. Although the Company believes Cede & Co.’s request is misplaced, particularly since it appears that Cede & Co. had prior notice of the court’s order cancelling the Cede Shares, the Company has elected to avoid litigation with Cede & Co. and instead has elected to reinstate the Cede Shares.

In December 2013, the Company approved the reinstatement of 3,047,403 shares of common stock of the Company with a fair value of $3,108,347 and recorded as part of Operating Expenses in 2013 in the accompanying consolidated Statement of Operations. The fair value of the shares was determined based on the trading price of the Company’s shares on December 16, 2013, the date of the Company’s Board of Directors approved such reinstatement.

14.	Settlement with Former Officer

On November 15, 2013, Cecil Kyte voluntarily resigned as a Director, Chairman of the Board, a member of the Nominating and Corporate Governance Committee, and CEO. Subject to terms of Mr. Kyte’s separation agreement, Kyte received a severance pay equal to one-year’s salary of $350,000 paid in 24 equal installments of $14,853, subject to all applicable tax withholdings, beginning November 30, 2013 through November 15, 2014. As a result, the Company recognized expense of $350,000 for severance pay plus $14,315 in corresponding payroll taxes for a total of $364,315. As of December 31, 2013, the outstanding severance pay balance amounted to $305,441 and deferred payroll tax balance of $13,318 and are reported in the Company’s balance sheet as part of Accrued Expense and Accounts Payable – Related Parties

In 2014, the Company paid all the remaining severance pay and deferred payroll taxes of $318,759.

At the time of separation, Mr. Kyte held unvested options which had been granted in January 2011 to purchase 10,560,000 shares of common stock at $0.25 per share, of which 3,520,000 shares were due to vest in January 2014 and 7,040,000 shares were due to fully vest by January 2016. Under terms of the separation agreement, the Company accelerated the vesting of the 3,520,000 options due to vest in January 2014 to November 15, 2013 while the remaining options to purchase 7,040,000 shares were forfeited.

Pursuant to current accounting guidelines, the Company recognized an expense related to the accelerated vesting in the amount of $3,809,325 the fair value of which was determined using a Black-Scholes Option Pricing model with the following: risk-free interest rate of 2.06%; dividend yield of 0%; volatility of 130%; and an expected life of 7 years. Previously recorded compensation recorded in 2013 related to the original vesting schedule of the 3,520,000 options was reversed, and the total of $3,809,325 is recorded in Operating Expenses in the accompanying consolidated Statement of Operations for 2013.

Mr. Kyte also held additional unvested options which had been granted as board compensation in September 2013 to purchase 21,009 shares of common stock at $1.19 per share. These options were forfeited pursuant to the separation agreement.

15.	Quarterly Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2014:
Revenues	$–	$60,000	$180,000	$–
Gross profit	$–	$60,000	$180,000	$–
Net loss	$(1,403,474)	$(1,008,392)	$(715,774)	$(878,695)
Income per share, Basic and Diluted (1)	$(0.01)	$(0.00)	$(0.00)	$(0.00)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2013:
Revenues	$–	$–	$–	$–
Gross profit	$–	$–	$–	$–
Net income (loss)	$1,582,800	$(1,920,950)	$(1,445,125)	$(8,873,734)
Basic income per share (1)	$0.01	$(0.00)	$(0.01)	$(0.07)
Diluted income per share (1)	$0.01	$(0.00)	$(0.01)	$(0.07)

(1) Per share data was computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share information may not equal the annual income per share.

16.	Contractual Obligations

The Company has certain contractual commitments for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

		Research and
Year ending	Office	License	Compensation	Total
December 31,	Lease (1)	Agreements (2)	Agreements (3)	Obligations
2015	$69,960	$252,148	$84,167	$406,275
2016	69,960	187,500	60,000	317,460
2017	69,960	187,500	15,429	272,889
2018	40,810	187,500	–	228,310
2019	–	187,500	–	187,500
Total	$250,690	$1,002,148	$159,596	$1,412,434

________________________________

(1)	Consists of rent for the Company’s Santa Barbara Facility expiring on July 31, 2018.
(2)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party, and research fees paid to Temple University in the amount of $32,324 paid quarterly through June 1, 2015.
(3)	Consists of base salary and certain contractually-provided benefits, to an executive officer, pursuant to an employment agreement that expires on January 30, 2015 in the amount of $24,167 and a severance agreement of a former officer in the amount of $135,429.

17.	Subsequent Events

Increase in Outstanding Shares of Common Stock and Outstanding Options

From January 1, 2015 up to March 2, 2015, the Company issued an aggregate of 310,000 shares of its common stock (i) upon the conversion of our notes payable for 110,000 shares of its common stock, and (ii) 200,000 shares of its common stock upon the exercise of warrants aggregate proceeds of $102,800.

In January 2015, the Company granted options under Company’s 2004 Stock Option Plan to members of the Company’s Board of Directors to purchase 738,552 shares with an estimated fair value of $285,000. The stock options are exercisable at $0.46 to $0.48 per share, vesting over a period of up to one year and expire ten years from the date of grant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SAVE THE WORLD AIR, INC.

Date: March 16, 2015	By:	/s/ Gregg Bigger
Gregg Bigger
Chief Financial Officer

57

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

58