Form 10-Q
period 2015-03-31
SAVE THE WORLD AIR INC
filed 2015-05-11
CIK 1103795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of the Registrant’s Common Stock outstanding as of May 1, 2015 was 181,338,244.

SAVE THE WORLD AIR, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SAVE THE WORLD AIR, INC.

Condensed Consolidated Balance Sheets, Unaudited

	March 31
	2015	December 31
	(unaudited)	2014
ASSETS
Current assets:
Cash	$1,414,363	$2,247,557
Other current assets	49,124	72,225
Total current assets	1,463,487	2,319,782
Property and Equipment, net of accumulated depreciation of $50,393 and $47,180 at March 31, 2015 and December 31, 2014, respectively	31,647	21,946
Other assets	5,830	5,830
Total assets	$1,500,964	$2,347,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable-license agreements	$417,032	$405,313
Accounts payable and accrued expenses	181,107	175,228
Accrued expenses and accounts payable-related parties	243,692	259,507
Convertible debentures, net of discounts of $57,934 and $105,542 at March 31, 2015 and December 31, 2014, respectively	133,906	139,098
Total current liabilities	975,737	979,146

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value: 300,000,000 shares authorized 181,338,244 and 181,028,244 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	181,338	181,028
Additional paid-in capital	98,563,424	98,232,582
Accumulated deficit	(98,219,535)	(97,045,198)
Total stockholders’ equity	525,227	1,368,412
Total liabilities and stockholders’ equity	$1,500,964	$2,347,558

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

Condensed Consolidated Statement of Operations, Unaudited

	Three Months ended
	March 31
	2015	2014
Revenues	$–	$–
Costs and Expenses
Operating expenses	855,452	924,987
Research and development expenses	272,777	451,987
Loss before other income (expense)	(1,128,229)	(1,376,974)
Other income (expense)
Other income (loss)	1,500	(26,500)
Interest expense	(47,608)	–
Net loss	$(1,174,337)	$(1,403,474)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	181,253,911	160,958,284

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

Condensed Consolidated Statement of Stockholders’ Equity, Unaudited

For the Three Months Ended March 31, 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2015	181,028,244	$181,028	$98,232,582	$(97,045,198)	$1,368,412
Common stock issued upon exercise of warrants and options, net	200,000	200	49,800		50,000
Common stock issued on conversion of convertible debentures	110,000	110	52,690		52,800
Fair value of options and warrants issued as compensation			228,352		228,352
Net loss				(1,174,337)	(1,174,337)
Balance, March 31, 2015	181,338,244	$181,338	$98,563,424	$(98,219,535)	$525,227

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Three Months ended
	March 31
	2015	2014
Cash flows from Operating Activities
Net loss	$(1,174,337)	$(1,403,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	228,352	155,378
Amortization of debt discounts	47,608	–
Depreciation and amortization	3,213	3,456
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	23,101	25,307
Accounts payable and accrued expenses	5,879	(215,264)
Accounts payable – license agreements	11,719	79,238
Accounts payable and accrued expenses – related parties	(15,815)	(13,340)
Net cash used in operating activities	(870,280)	(1,368,699)
Cash flows from investing activities
Purchase of equipment	(12,914)	–
Net cash used in investing activities	(12,914)	–
Cash flows from financing activities
Net proceeds from exercise of warrants and options	50,000	1,308,284
Net cash provided by financing activities	50,000	1,308,284
Net decrease in cash	(833,194)	(60,415)
Cash and cash equivalents, beginning of period	2,247,557	4,137,068
Cash and cash equivalents, end of period	$1,414,363	$4,076,653

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Common stock issued on conversion of convertible debentures	$52,800	$–

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

Notes to Condensed Consolidated Financial Statements, Unaudited

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

1.	Description of Business

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

In 2014, the Company began commercial development of a suite of products based around the Joule Heat technology. The Company began fabrication of prototype equipment to be operated under a joint development agreement with a commercial entity in the fourth quarter, 2014. This prototype equipment is scheduled for delivery under the joint development agreement in May, 2015, with testing to begin shortly thereafter. The Company filed two additional provisional patents related to the technology’s method and apparatus in the second quarter and fourth quarter of 2013, respectively. The first of the two provisional patents was finalized and submitted to non-provisional status on April 29, 2014. The second of the two provisional patents was finalized and submitted to non-provisional status at the end of the third quarter 2014.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2014 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

2.	Summary of Significant Accounting Policies

Consolidation Policy

The accompanying consolidated financial statements of Save the World Air, Inc. include the accounts of Save the World Air, Inc. (the Parent) and its wholly owned subsidiary STWA Asia Pte. Limited. Intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the quarter ended March 31, 2015, the Company incurred a net loss of $1,174,337 and used cash in operations of $870,280. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2014 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At March 31, 2015, the Company had cash on hand in the amount of $1,414,363. Management estimates that the current funds on hand will be sufficient to continue operations through March 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2015 and beyond.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At March 31, 2015 and 2014, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	March 31, 2015	March 31, 2014
Options	21,761,512	20,254,908
Warrants	5,392,087	7,251,050
Total	27,153,599	27,505,958

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

Business and Credit Concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of March 31, 2015 and December 31, 2014, before adjustments for outstanding checks and deposits in transit, the Company had $1,141,363 and $2,247,557, respectively, on deposit with two banks. The deposits are federally insured up to $250,000 at each bank. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of these financial institutions.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to assumptions used in valuing equity instruments issued for services. Actual results could differ from those estimates.

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

The Company is required to use of observable market data if such data is available without undue cost and effort. At March 31, 2015, the recorded amounts for accounts payable, accrued expenses and convertible debentures approximate their fair value due to their short-term nature.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016, however, the FASB has proposed a one-year deferral. Early adoption is not permitted, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosure.

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

3.	Certain Relationships and Related Transactions

As of March 31, 2015 and December 31, 2014, the Company had accrued expenses and accounts payable to related parties in the amount of $243,692 and $259,507, respectively. Included in these amounts at March 31, 2015 and December 31, 2014 were unpaid salaries due the former President and a current member of the Company’s Board of Directors of $120,429 and $135,429, respectively. The Company agreed to pay the former President $5,000 per month until the unpaid salary is fully settled. Also included in these amounts at March 31, 2015 and December 31, 2014, is $80,586 in accrued directors fees.

4.	Convertible Notes

	March 31 2015	December 31 2014
Balance due on convertible notes	$191,840	$244,640
Unamortized note discounts	(57,934)	(105,542)
Balance on convertible notes, net of note discounts	$133,906	$139,098

In the fourth quarter of 2014, the Company issued convertible notes in the aggregate of $280,390 for cash consideration of $254,900, resulting in an original issue discount of $25,490. The notes do not bear any interest, however, the Company used an implied interest rate of 10%. The notes are unsecured, mature one year after issuance, and are convertible into 584,147 shares of common stock at a conversion price of $0.48 per share. The Company determined that the notes contained a beneficial conversion feature of $94,845 since the market price of the Company’s common stock was higher than the conversion price of the notes when issued.

Investors in the convertible notes received, for no additional consideration, warrants to purchase a total of 146,037 shares of common stock. Each warrant is exercisable on a cash basis only at an exercise price of $0.48 per share, are exercisable immediately upon issuance, and expire one year from the date of issuance. The fair value of the warrants issued with the convertible notes was determined to be $24,826.

The fair value of the warrants, the beneficial conversion feature, and the original issue discount, aggregated $145,161 and is considered a debt discount. The debt discount is being amortized to interest expense over the term of the notes, or in full upon the conversion of a note. During the three months ended March 31, 2015, amortization of the note discount totaled $47,608. The unamortized note discount was $57,934 as of March 31, 2015.

During the three-month period ended March 31, 2015, the Company converted $52,800 of these notes into 110,000 shares of common stock. As of March 31, 2015 the balance due on these notes was $191,840. As of December 31, 2014 the balance due on these notes was $244,640.

5.	Research and Development

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

Total expenses incurred during the three-month periods ended March 31, 2015 and 2014 on Research and Development were $272,777 and $451,987, respectively.

AOT and Joule Heat Product Development and Testing

Total expenses incurred during the three-month periods ended March 31, 2015 and 2014 on AOT and Joule Heat product development and testing amounted to $15,500, and $14,670, respectively, and have been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations.

AOT Prototypes

During the three-month periods ended March 31, 2015 and 2014, the Company incurred total expenses of $13,392 and $358,079, respectively, in the manufacture and delivery of AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations.

Joule Heat Prototypes

On October 15, 2014, the Company entered into a Joint Development Agreement with Newfield Pipeline Exploration Company (“Newfield”) to test the effectiveness of the Company’s Joule Heat technology under operating conditions on Newfield’s oil pipeline. The Company’s first Joule Heat prototype unit is scheduled for delivery to Newfield in May 2015, with installation and testing scheduled for the second and third quarters of 2015. During the three-month period ended March 31, 2015, the Company incurred total expenses of $164,666 in the manufacture and delivery of Joule Heat prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations. No such expenses were incurred in the three-month period ended March 31, 2014.

Temple University Licensing Agreement

On August 1, 2011, the Company and Temple University (“Temple”) entered into two Exclusive License Agreements (collectively, the “License Agreements”) relating to Temple’s patent applications, patents and technical information pertaining to technology associated with an electric and/or magnetic field assisted fuel injector system (the “First Temple License”), and to technology to reduce crude oil viscosity (the “Second Temple License”).  The License Agreements are exclusive and the territory licensed to the Company is worldwide and replace previously issued License Agreements.

Total expenses recognized during the three-month periods ended March 31, 2015 and 2014 pursuant to these two agreements amounted to $46,875 in each period and have been reflected in Research and Development expenses on the accompanying consolidated statement of operations.

As of March 31, 2015 and December 31, 2014, total unpaid fees due to Temple pursuant to these agreements amounted to $320,000 and $340,625, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

There were no revenues generated from these two licenses during the three-month periods ended March 31, 2015 and 2014.

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

During the three-month periods ended March 31, 2015 and 2014, the Company recognized a total expense of $32,344 and $32,363, respectively, pursuant to this agreement and has been reflected in Research and Development expenses on the accompanying consolidated statement of operations.

As of March 31, 2015 and December 31, 2014, total unpaid fees due to Temple pursuant to this agreement amounted to $97,032 and $64,688, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

6.	Lease

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

The equipment was delivered to Kinder Morgan in December 2014 and installed in March 2015. In early April 2015, during pre-start testing, an electrical short was discovered, and the Company and Kinder Morgan mutually agreed to replace the AOT pressure vessel with another unit. The replacement unit was cleaned and field prepped for installation, and delivered to Kinder Morgan in late April, 2015. Installation is expected to be completed in May 2015 and testing expected to resume in June 2015.

7.	Common Stock

During the three months ended March 31, 2015, the Company issued 110,000 shares of its common stock upon the conversion of $52,800 in convertible notes at $0.48 per share, and issued 200,000 shares of common stock upon the exercise of warrants at $0.25 per share with proceeds of $50,000.

8.	Stock Options and Warrants

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

As of December 31, 2014, options to purchase 4,292,030 shares granted under the Plan were outstanding and 1,439,637 shares were available to be granted. In the three-month period ended March 31, 2015, the Company granted options to purchase shares under the plan to directors totaling 738,522 shares, and prior grants totaling 29,070 shares were forfeited. As of March 31, 2015, options to purchase 5,001,482 shares granted under the Plan remain outstanding and 730,185 shares were available to be granted under the Plan.

As of March 31, 2015 and December 31, 2014, options granted outside of the Plan to purchase 16,760,000 shares were outstanding. During the three-month period ended March 31, 2015, there were no grants, forfeitures or shares exercised outside of the Plan.

Employee options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. Non-employee option grants have vested upon issuance and up to 2 years from the date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at March 31, 2015 was 6.4 years. Stock option activity for the period December 31, 2014 up to March 31, 2015, was as follows:

	Options	Weighted Avg. Exercise Price
December 31, 2014	21,052,030	$0.30
Granted	738,522	0.48
Exercised	–	–
Forfeited	(29,070)	0.91
September 30, 2014	21,761,512	$0.30

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of March 31, 2015 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	21,498,283	6.0	$0.29	19,414,021	$0.28
$ 1.00 - $ 1.99	263,229	5.0	$1.22	263,229	$1.22
	21,761,512	6.0	$0.30	19,677,250	$0.29

During the three month period ending March 31, 2015 the Company granted options to purchase 738,522 shares of common stock to members of the Company’s Board of Directors. The options are exercisable at prices ranging from $0.46 per share to $0.48 per share, vest monthly over a twelve month period, and expire ten years from the date granted. Total fair value of these options at grant date was approximately $296,267 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 to 5.5 years; risk free interest rate of 1.67% to 1.72%; volatility of 121% and dividend yield of 0%. During the three month periods ended March 31, 2015 and 2014, the Company recognized compensation costs based on the fair value of options that vested of $207,425 and $107,907 respectively.

At March 31, 2015 the aggregate intrinsic value of the options outstanding was $3,517,500. Future unamortized compensation expense on the unvested outstanding options at March 31, 2015 is approximately $531,000.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting December 31, 2014 up to March 31, 2015.

	Warrants	Weighted Avg. Exercise Price
December 31, 2014	5,692,087	$0.36
Granted	–	–
Exercised	(200,000)	0.25
Cancelled	(100,000)	0.25
Outstanding, March 31, 2015	5,392,087	$0.36

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of March 31, 2015 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.25 - $ 0.99	5,272,087	2.8	$0.35	4,927,087	$0.34
$ 1.00 - $ 1.99	120,000	0.8	$1.01	120,000	$1.01
	5,392,087	2.8	$0.36	5,047,087	$0.36

During the three month period ending March 31, 2015, warrants to acquire 200,000 shares of common stock were exercised at $0.25 per share resulting in proceeds of $50,000, and warrants to purchase 100,000 shares of common stock at $0.25 per share expired.

During the three months ended March 31, 2015 and 2014, the Company recognized compensation costs of $20,927 and $17,271, respectively, based on the vested fair value of warrants granted to consultants and an employee.

At March 31, 2015, the aggregate intrinsic value of the warrants outstanding was $577,242. Future unamortized compensation expense on the unvested outstanding warrants at March 31, 2015 is approximately $25,138.

9.	Contractual Obligations

The Company has certain contractual commitments as of March 31, 2015 for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

		Research and
Year ending	Office	License	Compensation	Total
December 31,	Lease (1)	Agreements (2)	Agreements (3)	Obligations
2015	$52,470	$219,804	$262,500	$534,774
2016	69,960	187,500	84,167	341,627
2017	69,960	187,500	15,429	272,889
2018	40,810	187,500	–	228,310
2019	–	187,500	–	187,500
Total	$233,200	$969,804	$362,096	$1,565,100

________________________

(1)	Consists of rent for the Company’s Santa Barbara Facility expiring on July 31, 2018.

(2)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party, and a final payment under a research agreement to Temple University in the amount of $32,304 due June 1, 2015.

(3)	Consists of base salary and certain contractually-provided benefits, to an executive officer, pursuant to an employment agreement that expires on January 30, 2016 in the amount of $217,500 and a severance agreement of a former officer in the amount of $120,429.

10.	Commitments and Contingencies

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

 This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2015, and we undertake no duty to update this information.

Overview

STWA develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. STWA's primary technology is called Applied Oil Technology™ (AOT™), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT™ has been proven in U.S. Department of Energy tests and other independent tests, as well as in full scale operation on a commercial crude oil pipeline to increase the energy efficiency of oil pipeline pump stations.

In 2014, we reached a major milestone in the Company’s evolution, generating revenues from our AOT technology for the first time since our inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2015.

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

In 2013, the Company entered into an Equipment Lease/Option to Purchase Agreement (“TransCanada Lease”) with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. ("TransCanada") which agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of TransCanada’s operating pipelines. As previously reported in our 10-K report filed with the SEC on March 16, 2015, the first full test of the AOT equipment on the Keystone pipeline was performed in July 2014, with preliminary data analyzed and reported by Dr. Rongjia Tao of Temple University. Upon review of the July 2014 test results and preliminary report by Dr. Tao, STWA and TransCanada mutually agreed that this initial test was flawed due to, among other factors, the short term nature of the test, the inability to isolate certain independent pipeline operating factors such as fluctuations in upstream pump station pressures, and limitations of the AOT device to produce a sufficient electric field to optimize viscosity reduction. Although Dr. Tao’s preliminary report indicated promising results, STWA and TransCanada mutually agreed that no conclusions could be reliably reached from the July 2014 test or from Dr. Tao’s preliminary report. As a result of this test, the Company modified its testing protocols and contracted with an independent laboratory to perform follow-up tests at the TransCanada facility. This independent laboratory performed viscosity measurements at the TransCanada facility during subsequent testing in September 2014 and submitted a report which concluded that i) data indicated a decrease in viscosity of crude oil flowing through the TransCanada pipeline due to AOT treatment of the crude oil; and ii) the power supply installed on our equipment would need to be increased to maximize reduction in viscosity and take full advantage of the AOT technology. Although the power supply was constrained, subsequent analysis of the Report and related laboratory testing at Temple University revealed a limited sampling of test conditions at TransCanada under which the electrical field within the AOT was sufficient, in theory, to fully treat crude oil flowing through the treatment vessel. Though statistically inconclusive, viscosity measurements of these limited test samples indicate AOT treatment by the prototype equipment under commercial operating conditions resulted in viscosity reductions reasonably consistent with expectations based on previous laboratory tests. While more testing is required to establish the efficacy of our AOT technology, we are encouraged by the findings of our independent research laboratory and the results of subsequent comparative analysis of data collected under laboratory and commercial operating conditions. We look forward to further development and commercialization of our technology. In June 2014, the equipment was accepted by TransCanada and the lease commenced. The TransCanada Lease was terminated by TransCanada, effective October 15, 2014. The Company has modified the design of the AOT power supply such that future installations of the AOT device are expected to achieve sufficient electric field to optimize viscosity reduction.

On July 15, 2014, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Kinder Morgan Lease”) with Kinder Morgan Crude & Condensate, LLC (“Kinder Morgan”) under which Kinder Morgan agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of Kinder Morgan’s operating pipelines. Equipment provided under the Kinder Morgan Lease includes a single AOT Midstream pressure vessel with a maximum flow capacity of 5,000 gallons per minute. The equipment was delivered to Kinder Morgan in December 2014 and installed in March 2015. In early April 2015, during pre-start testing, an electrical short was discovered in the system. After extensive onsite diagnostics it was determined that the electrical short was in the electrode array within the unit, either due to damage caused during transit or installation or due to a significant presence of electrically conductive particulate matter in the crude oil condensate. Laboratory tests run at Temple University on condensate samples provided by Kinder Morgan indicated the condensate was non-conductive. As such, internal damage was determined to be the most likely cause of the electrical short. After thoroughly considering repair and replacement options, STWA and Kinder Morgan mutually agreed the best course of action would be to replace the AOT pressure vessel with one held in inventory. Replacing the unit was the most timely and cost effective solution, and provided STWA the opportunity to fully disassemble the damaged unit and determine both cause and mitigating actions. Prior to delivering a replacement unit, STWA engineers tested the impedance of the replacement AOT with a high volt ohmmeter to ensure the internal electrical components had not been similarly damaged. The new unit passed the tests, confirming no mechanical short. The unit was then cleaned, prepped for field installation, and delivered to Kinder Morgan in late April, 2015. Installation of the replacement unit was completed in May 2015. Next, the system was flooded with condensate and the electrical impedance was tested. This test indicated low impedance. Though not confirmed at this time, this test indicates reduced impedance may be caused by particulate matter in the condensate, thus delaying pre-start testing and commencement of our lease with Kinder Morgan. We are working with Temple University and Kinder Morgan to resolve this issue. As explained below, we believe reinstalling the unit in a vertical configuration will correct the issue of impedance reduction due to conductive particulate matter.

Similar conditions have been experienced in earlier prototype tests at the Rocky Mountain Oilfield Testing Center (“RMOTC”). In these operations, the presence of conductive particulate matter was mitigated by installing the AOT in a vertical, rather than horizontal, orientation. When installed horizontally, large particulate matter can congregate at the base of the treatment vessel. If these particles are conductive, they can effectively bridge the gap between electrodes, reducing impedance and causing the system to short out. When installed vertically, gravity draws the particles to the base of the unit, where they are flushed out along with the flowing oil. Our upstream market AOT designs are based on a vertical configuration, as there is a much greater variety of products transported in the upstream market, and conductive particulate matter would likely be an issue. However, based on laboratory testing and analysis of the dielectric properties of a large variety of crude oils typically transported in the midstream market it was determined that a horizontal configuration was both viable and optimized for typical midstream operations. No degradation in impedance was experienced in our first commercial midstream crude oil pipeline installation, confirming the horizontal configuration to be appropriate for the midstream crude oil marketplace. Our current experience on the Kinder Morgan pipeline leads us to now move forward with our commercial midstream vertical AOT design as we expand to the midstream crude oil condensate market.

In 2014, the Company began commercial development of a new suite of products based around the new electrical heat system which reduces oil viscosity through a process known as joule heat (“Joule Heat”). The Company is designing and optimizing the Joule Heat technology for the upstream oil transportation market. The Company filed two provisional patents related to the technology’s method and apparatus in the second quarter and fourth quarter of 2013, respectively. The first of the two provisional patents was finalized and submitted to non-provisional status on April 29, 2014. The second of the two provisional patents was finalized and submitted to non-provisional status at the end of the third quarter 2014.

In October 2014, STWA entered into a Joint Development Agreement with Newfield Exploration Company (“Newfield”) to test a commercial prototype of STWA Joule Heat equipment, and combined Joule Heat and AOT technology, on a crude oil pipeline serving the Greater Monument Butte oilfield located in the Uintah Basin of Utah. This test of the Joule Heat technology provides ideal conditions to demonstrate efficiency and efficacy. The Uintah Basin is 5,000 to 10,000 feet above sea level with average low winter temperatures of 16ºF. Crude oil pumped from the region is highly paraffinic with the consistency of shoe polish at room temperature. Uintah's black wax crude must remain at a minimum of 95 degrees and yellow wax above 115 degrees and therefore requires a substantial amount of heat to keep it above its high pour point. Newfield, like many other companies in the region, incurs significant operating expense in the form of fuel and power used to heat the waxy crude and counter the cold climate conditions characteristic of Utah. The Company’s first Joule Heat prototype unit is scheduled for delivery to Newfield in May 2015, with installation and testing scheduled for the second and third quarters of 2015. In addition, the Company is retrofitting its first AOT prototype unit, previously tested at the U.S. Department of Energy’s Rocky Mountain Oilfield Testing Center (“RMOTC”) and in China, for operations in the upstream crude oil pipeline market (“AOT Upstream”). This AOT Upstream unit will be tested under typical upstream commercial pipeline conditions on Newfield’s pipeline, both as a stand-alone AOT and in combination with Joule Heat technology.

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

There are significant risks associated with our business, our Company and our stock. See “Risk Factors” in Part II, Item 1A below.

Results of Operation for the Three Months ended March 31, 2015 and 2014

There were no revenues and cost of sales for the three months ended March 31, 2015 and 2014.

Operating expenses were $855,452 for the three-month period ended March 31, 2015, compared to $924,987 for the three-month period ended March 31, 2014, a decrease of $69,535. This decrease is attributable to an increase in non-cash expenses of $72,731, offset by a decrease in cash expenses of $142,266. Specifically, the increase in non-cash expenses are attributable to decreases in depreciation of $243 and accrued expenses attributable to options granted to employees of 4,580, offset by an increases in accrued expenses attributable to options granted to directors of $67,675 and warrants granted to consultants of $9,879. The decrease in cash expense is attributable to decreases in salaries and benefits of $159,081, corporate expenses of $4,660, travel and related expenses of $5,963, and rents and utilities of $16,643, offset by an increases in consulting and professional fees of $34,745, and in office and other expenses of $9,336.

Research and development expenses were $272,777 for the three-month period ended March 31, 2015, compared to $451,987 for the three-month period ended March 31, 2014, a decrease of $179,210. This decrease is attributable to a decrease in prototype product development costs of $180,021 and an increase in product testing, research, patents and other costs of $830.

Other income and expense were $46,108 expense for the three-month period ended March 31, 2015, compared to $26,500 expense for the three-month period ended March 31, 2014, a net increase in other expenses of 19,608. This increase is attributable to an increase in non-cash other expenses of $21,108 and an increase in cash income of $1,500. The increase in non-cash other expense is an increase in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes of $47,608, offset by a decrease in other non-cash expenses of $26,500 due an adjustment for doubtful receivables in 2014. The increase in other cash income is due to the collection of $1,500 of doubtful receivables in 2015.

The Company had a net loss of $1,174,337, or $0.01 per share, for the three-month period ended March 31, 2015, compared to a net loss of $1,403,474, or $0.01 per share, for the three-month period ended March 31, 2014.

Liquidity and Capital Resources

General

We have incurred negative cash flows from operations since our inception in 1998. As of March 31, 2015, we had cash of $1,414,363 and an accumulated deficit of $98,219,535. Our negative operating cash flow in 2014 and the first three months of 2015 was funded primarily through exercise of stock purchase warrants and options for cash.

 The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,174,337 and a negative cash flow from operations of $870,280 for the three-month period ended March 31, 2015.  These factors raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At March 31, 2015, we had cash on hand in the amount of $1,414,363. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2015 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,174,337 and a negative cash flow from operations of $870,280 for the nine month period ended March 31, 2015 and an accumulated deficit of $98,219,535 as of March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2015, the Company had cash on hand in the amount of $1,414,363. Management expects that the current funds on hand will be sufficient to continue operations through December 2015. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the Company’s technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to former officers and consulting fees, during the remainder of 2015 and beyond.

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

 The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of March 31, 2015, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2015, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

(a) Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2014, which we filed with the SEC on March 16, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

During the three months ended March 31, 2015, the Company issued 200,000 shares of common stock upon exercise of warrants at $0.25 per share for aggregate net proceeds of $50,000.

During the three months ended March 31, 2015, the Company issued 110,000 shares of its common stock upon the conversion of $52,800 in convertible notes at $0.48 per share.

The proceeds received by the Company in connection with the above issuances of shares were used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Increase in Outstanding Shares

No additional shares were issued by the Company during the period from April 1, 2015 through May 1, 2015.

Subsequent Events

See Part I, Item 2, above.

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

SAVE THE WORLD AIR, INC.

Date: May 11, 2015	By:	/s/ Greggory M. Bigger
Greggory M. Bigger
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

