Form 10-Q
period 2015-06-30
SAVE THE WORLD AIR INC
filed 2015-08-07
CIK 1103795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 3, 2015 was 183,171,577.

SAVE THE WORLD AIR, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SAVE THE WORLD AIR, INC.

Condensed Consolidated Balance Sheets, Unaudited

	June 30
	2015	December 31
	(unaudited)	2014
ASSETS
Current assets:
Cash	$1,187,440	$2,247,557
Prepaid expenses and other current assets	52,137	72,225
Total current assets	1,239,577	2,319,782
Property and Equipment, net of accumulated depreciation of $53,723 and $47,180 at June 30, 2015 and December 31, 2014, respectively	28,317	21,946
Other assets	7,130	5,830
Total assets	$1,275,024	$2,347,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable-license agreements	$496,251	$405,313
Accounts payable and accrued expenses	197,176	175,228
Accrued expenses and accounts payable-related parties	220,814	259,507
Convertible debentures, net of discounts of $33,105 and $105,542 at June 30, 2015 and December 31, 2014, respectively	158,735	139,098
Total current liabilities	1,072,976	979,146

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value: 300,000,000 shares authorized 183,171,577 and 181,028,244 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	183,172	181,028
Additional paid-in capital	99,781,355	98,232,582
Accumulated deficit	(99,762,479)	(97,045,198)
Total stockholders’ equity	202,048	1,368,412
Total liabilities and stockholders’ equity	$1,275,024	$2,347,558

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended		Six months ended
	June 30		June 30
	2015	2014	2015	2014
Revenues	$–	$60,000	$–	$60,000
Costs and Expenses
Operating expenses	826,512	925,428	1,681,964	1,850,415
Research and development expenses	147,658	142,964	420,435	594,951
Loss before other income (expense)	(974,170)	(1,008,392)	(2,102,399)	(2,385,366)
Other income (expense)
Other income (loss)	1,500	–	3,000	(26,500)
Interest and financing expense	(570,274)	–	(617,882)	–
Net loss	$(1,542,944)	$(1,008,392)	$(2,717,281)	$(2,411,866)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	181,428,211	180,560,764	181,341,542	179,954,724

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

Condensed Consolidated Statement of Stockholders’ Equity, Unaudited

For the SIX Months Ended JUNE 30, 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2015	181,028,244	$181,028	$98,232,582	$(97,045,198)	$1,368,412
Common stock issued upon exercise of warrants	200,000	200	49,800		50,000
Common stock issued on conversion of notes	1,943,333	1,944	600,856		602,800
Fair value of warrants and beneficial conversion feature associated with issued convertible notes			470,945		470,945
Fair value of options and warrants issued as compensation			427,172		427,172
Net loss				(2,717,281)	(2,717,281)
Balance, June 30, 2015, unaudited	183,171,577	$183,172	$99,781,355	$(99,762,479)	$202,048

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Six months ended
	June 30
	2015	2014
Cash flows from Operating Activities
Net loss	$(2,717,281)	$(2,411,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	427,172	437,222
Amortization of debt discount	617,882	–
Depreciation and amortization	6,543	6,912
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	20,088	3,240
Other assets	(1,300)	–
Accounts payable and accrued expenses	21,948	(91,320)
Accounts payable – license agreements	90,938	158,457
Accounts payable and accrued expenses – related parties	(38,693)	(233,675)
Net cash used in operating activities	(1,572,703)	(2,131,030)
Cash flows from investing activities
Purchase of equipment	(12,914)	–
Net cash used in investing activities	(12,914)	–
Cash flows from financing activities
Net proceeds from issuance of convertible notes	475,500	–
Net proceeds from exercise of warrants and options	50,000	1,308,284
Net cash provided by financing activities	525,500	1,308,284
Net decrease in cash	(1,060,117)	(822,746)
Cash, beginning of period	2,247,557	4,137,068
Cash, end of period	$1,187,440	$3,314,322

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Common stock issued on conversion of convertible debentures	602,800	–
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	470,945

See notes to condensed consolidated financial statements.

SAVE THE WORLD AIR, INC.

Notes to Condensed Consolidated Financial Statements, Unaudited

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

In 2014, the Company began commercial development of a suite of products based around the Joule Heat technology. The Company began fabrication of prototype equipment to be operated under a joint development agreement with a commercial entity in the fourth quarter, 2014. This prototype equipment was installed under the joint development agreement in June, 2015, with testing to begin shortly thereafter. The Company filed two additional provisional patents related to the technology’s method and apparatus in the second quarter and fourth quarter of 2013, respectively. The first of the two provisional patents was finalized and submitted to non-provisional status on April 29, 2014. The second of the two provisional patents was finalized and submitted to non-provisional status at the end of the third quarter 2014.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the six months ended June 30, 2015, the Company incurred a net loss of $2,717,281 and used cash in operations of $1,572,703. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2014 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At June 30, 2015, the Company had cash on hand in the amount of $1,187,440. Management estimates that the current funds on hand will be sufficient to continue operations through March 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2015 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Revenue Recognition

The Company recognizes lease revenue upon commencement of the lease. Revenue on future product sales will be recognized upon meeting the following criteria: persuasive evidence of an arrangement exists; delivery has occurred or services rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At June 30, 2015 and 2014, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	June 30, 2015	June 30, 2014
Options	21,681,512	20,727,960
Warrants	6,308,754	6,121,050
Total	27,990,266	26,849,010

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

Business and Credit Concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of June 30, 2015 and December 31, 2014, before adjustments for outstanding checks and deposits in transit, the Company had $ 1,187,081 and $2,247,557, respectively, on deposit with two banks. The deposits are federally insured up to $250,000 at each bank. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of these financial institutions.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to assumptions used in valuing equity instruments issued for financing and services. Actual results could differ from those estimates.

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

The Company is required to use of observable market data if such data is available without undue cost and effort. At June 30, 2015, the recorded amounts for accounts payable, accrued expenses and convertible debentures approximate their fair value due to their short-term nature.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (Topic 718). The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

In November 2014, the FASB issued Accounting Standards Update No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in ASU 2014-6 do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. ASU 2014-6 applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-16 on the Company’s financial statements and disclosures

In February, 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is currently evaluating the impact the adoption of ASU 2015-03 on the Company’s financial statements and disclosures.

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

3.	Certain Relationships and Related Transactions

As of June 30, 2015 and December 31, 2014, the Company had accrued expenses and accounts payable to related parties in the amount of $220,814 and $259,507, respectively. Included in these amounts at June 30, 2015 and December 31, 2014 were unpaid salaries due the former President and a current member of the Company’s Board of Directors of $105,429 and $135,429, respectively. The Company agreed to pay the former President $5,000 per month until the unpaid salary is fully settled. Also included in these amounts at June 30, 2015 and December 31, 2014 are accrued directors fees of $76,089 and $80,586, respectively.

4.	Convertible Notes

	June 30 2015 (unaudited)	December 31 2014
Balance due on convertible notes	$191,840	$244,640
Unamortized note discounts	(33,105)	(105,542)
Balance on convertible notes, net of note discounts	$158,735	$139,098

Spring 2015 Convertible Notes:

In the second quarter of 2015, the Company issued convertible notes in the aggregate of $550,000 for cash consideration of $475,500, net of original issue discount of $50,000 and commission paid of $24,500. The notes do not bear any interest; however, the Company used an implied interest rate of 10%. The notes are unsecured, mature one year after issuance, and are convertible into 1,833,333 shares of common stock at a conversion price of $0.30 per share. The Company determined that the notes contained a beneficial conversion feature of $352,139 since the market price of the Company’s common stock was higher than the effective conversion price of the notes when issued.

Investors in the convertible notes received, for no additional consideration, warrants to purchase a total of 916,667 shares of common stock. Each warrant is exercisable on a cash basis only at an exercise price of $0.30 per share, are exercisable immediately upon issuance, and expire one year from the date of issuance. The relative fair value of the warrants issued with the convertible notes was determined to be $118,806 based on relative fair value method.

The fair value of the warrants, the beneficial conversion feature, the original issue discount and commission paid, aggregated $545,445 and is considered a debt discount. In June 30, 2015, the full balance of these notes in the amount of $550,000 was converted to 1,833,333 shares of common stock and the full aggregated debt discount amortized as interest expense. During the three and six month periods ending June 30, 2015, the total note discount amortized as interest expense was of $545,455. As of June 30, 2015 there was no remaining balance due on these notes.

Fall 2014 Convertible Notes:

In the fourth quarter of 2014, the Company issued convertible notes in the aggregate of $280,390 for cash consideration of $254,900, resulting in an original issue discount of $25,490. The notes do not bear any interest; however, the Company used an implied interest rate of 10%. The notes are unsecured, mature one year after issuance, and were convertible into 584,147 shares of common stock at a conversion price of $0.48 per share. The Company determined that the notes contained a beneficial conversion feature of $94,845 since the market price of the Company’s common stock was higher than the conversion price of the notes when issued.

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

The fair value of the warrants, the beneficial conversion feature, and the original issue discount, aggregated $145,161 and was considered a debt discount. The debt discount is being amortized to interest expense over the term of the notes, or in full upon the conversion of a note. As of December 31, 2014 the balance due on these notes was $244,640 and unamortized note discount was $105,542.

During the six-month period ended June 30, 2015, the Company converted $52,800 of these notes into 110,000 shares of common stock. As of June 30, 2015 the balance due on these notes was $191,840.

During the three and six month periods ended June 30, 2015, amortization of the note discount totaled $24,829 and $72,437, respectively. As of June 30, 2015, the unamortized note discount was $33,105.

5.	Research and Development

The Company constructs, develops and tests the AOT and Joule Heat technologies with internal resources and through the assistance of various third party entities. Costs incurred and expensed include fees such as patent fees, purchase of test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment, payroll and other related equipment and various logistical expenses for the purposes of evaluating and testing the Company’s AOT and Joule Heat prototypes.

Total expenses incurred during the three and six month periods ending June 30, 2015 on Research and Development were $147,658 and $420,435, respectively.

Total expenses incurred during the three and six month periods ending June 30, 2014 on Research and Development were $142,964 and $594,951, respectively.

AOT and Joule Heat Product Development and Testing

Total expenses incurred during the three and six month periods ended June 30, 2015 on AOT and Joule Heat product development and testing amounted to $10,075, and $25,575, respectively, and have been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations.

Total expenses incurred during the three and six month periods ended June 30, 2014 on AOT and Joule Heat product development and testing amounted to $17,826, and $32,496, respectively, and have been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations.

AOT Prototypes

During the three and six month periods ended June 30, 2015, the Company incurred total expenses of $39,629 and $53,021, respectively, in the manufacture and delivery of AOT prototype equipment.

During the three and six month periods ended June 30, 2014, the Company incurred total expenses of $45,919 and $403,998, respectively, in the manufacture and delivery of AOT prototype equipment.

These prototype equipment expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations.

Joule Heat Prototypes

During the three and six month periods ended June 30, 2015, the Company incurred total expenses of $18,735 and $183,401, respectively, in the manufacture and delivery of Joule Heat prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations. No such expenses were incurred in the three and six month period ended June 30, 2014.

Temple University Licensing Agreement

On August 1, 2011, the Company and Temple University (“Temple”) entered into two Exclusive License Agreements (collectively, the “License Agreements”) relating to Temple’s patent applications, patents and technical information pertaining to technology associated with an electric and/or magnetic field assisted fuel injector system (the “First Temple License”), and to technology to reduce crude oil viscosity (the “Second Temple License”). The License Agreements are exclusive and the territory licensed to the Company is worldwide and replace previously issued License Agreements. A license maintenance fee of $187,500 is due annually through the life of the underlying patents or until otherwise terminated by either party.

Total expenses recognized during the three-month period ended June 30, 2015 and 2014 pursuant to these two agreements amounted to $46,875 in each period. Total expenses recognized during the six-month period ended June 30, 2015 and 2014 pursuant to these two agreements amounted to $93,750 in each period. These expenses are reflected in Research and Development expenses on the accompanying consolidated statement of operations.

As of June 30, 2015 and December 31, 2014, total unpaid fees due to Temple pursuant to these agreements amounted to $366,875 and $340,625, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

There were no revenues generated from these two licenses during the three and six month periods ended June 30, 2015 and 2014.

Temple University Sponsored Research Agreement

On March 19, 2012, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with Temple University (“Temple”), whereby Temple, under the direction of Dr. Rongjia Tao, will perform ongoing research related to the Company’s AOT device (the “Project”), for the period April 1, 2012, through April 1, 2014.  All rights and title to intellectual property resulting from Temple’s work related to the Project shall be subject to the Exclusive License Agreements between Temple and the Company, dated August 1, 2011. In exchange for Temple’s research efforts on the Project, the Company has agreed to pay Temple $500,000, payable in quarterly installments of $62,500 through December 2013.

In August 2013, the Company and Temple amended the Research Agreement. Under the amended agreement, parties agreed that total cost for Phase 1 of the agreement was $241,408 and total cost for Phase 2 of the agreement was $258,592 payable beginning September 1, 2013 in eight quarterly installments of $32,324 through September 2015.

During the three and six month periods ended June 30, 2015 the Company recognized a total expense of $32,344 and $64,688, respectively, pursuant to this agreement. During the three and six month periods ended June 30, 2014 the Company recognized a total expense of $32,344 and $64,707, respectively, pursuant to this agreement. These expenses are reflected in Research and Development expenses on the accompanying consolidated statement of operations.

As of June 30, 2015 and December 31, 2014, total unpaid fees due to Temple pursuant to this agreement amounted to $129,376 and $64,688, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

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

The equipment was delivered to Kinder Morgan in December 2014 and installed in March 2015. In April 2015, the AOT pressure vessel experienced an electrical short and was subsequently replaced by another AOT pressure vessel. Subsequently, it was determined that the unit needed further modification to optimize the system configuration for crude condensate operations. A replacement unit has been modified at our manufacturer’s facility and is scheduled for delivery to Kinder Morgan during the third quarter of 2015. The initial term of the lease will commence upon installation and acceptance of the replacement unit.

7.	Common Stock

During the six months ended June 30, 2015, the Company issued 1,943,333 shares of its common stock upon the conversion of $602,800 in convertible notes at $0.30 and $0.48 per share, and issued 200,000 shares of common stock upon the exercise of warrants at $0.25 per share with proceeds of $50,000.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Options vest and expire according to terms established at the grant date.

Options

The Company currently issues stock options to employees, directors and consultants under its 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 7,000,000 shares of common stock as amended in May 2006. The Plan expired by its terms on March 2, 2014. At its meeting on May 7, 2015, the Board determined not to amend the Plan to extend its term past March 2, 2014. The Board then determined that all options granted under the Plan from the period March 2, 2014, through May 7, 2015, a total of 1,456,604 options, would instead be deemed granted, as of the date of such grants, pursuant to the terms and conditions of such grant, outside the Plan.

As of June 30, 2015 and December 31, 2014, options to purchase 3,544,908 shares granted under the Plan were outstanding, respectively.

Employee options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. Non-employee option grants have vested upon issuance and up to 2 years from the date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at June 30, 2015 was 5.7 years. Stock option activity for the period December 31, 2014 up to June 30, 2015, was as follows:

	Options	Weighted Avg. Exercise Price
December 31, 2014	21,052,030	$0.30
Granted	738,552	0.48
Exercised
Forfeited	(109,070)	1.22
June 30, 2015	21,681,512	$0.30

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of June 30, 2015 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	21,418,283	5.8	$0.29	19,846,498	$0.28
$ 1.00 - $ 1.99	263,229	4.7	$1.22	263,229	$1.22
	21,681,512	5.7	$0.30	20,109,727	$0.30

During the three month period ending June 30, 2015 the Company granted options to purchase 738,522 shares of common stock to members of the Company’s Board of Directors. The options are exercisable at prices ranging from $0.46 per share to $0.48 per share, vest monthly over a twelve month period, and expire ten years from the date granted. Total fair value of these options at grant date was approximately $296,267 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 to 5.5 years; risk free interest rate of 1.67% to 1.72%; volatility of 121% and dividend yield of 0%.

During the three and six month periods ended June 30, 2015, the Company recognized compensation costs based on the fair value of options that vested of $178,450 and $385,875 respectively.

During the three and six month periods ended June 30, 2014, the Company recognized compensation costs based on the fair value of options that vested of $285,923 and $401,575 respectively.

At June 30, 2015 the aggregate intrinsic value of the options outstanding was $1,565,000. Future unamortized compensation expense on the unvested outstanding options at June 30, 2015 is approximately $367,322.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting December 31, 2014 up to June 30, 2015.

	Warrants	Weighted Avg. Exercise Price
December 31, 2014	5,692,087	$0.36
Granted	916,667	0.30
Exercised	(200,000)	0.25
Cancelled	(100,000)	0.25
June 30, 2015	6,308,754	$0.36

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of June 30, 2015 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.25 - $ 0.99	6,188,754	2.4	$0.34	5,928,754	$0.34
$ 1.00 - $ 1.99	120,000	0.5	$1.01	120,000	$1.01
	6,308,754	2.3	$0.36	6,048,754	$0.35

During the six month period ending June 30, 2015, warrants to acquire 200,000 shares of common stock were exercised at $0.25 per share resulting in proceeds of $50,000, and warrants to purchase 100,000 shares of common stock at $0.25 per share expired.

In May through June 2015, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 916,667 shares with an exercise price of $0.30 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 4).

During the three and six month periods ended June 30, 2015, the Company recognized compensation costs of $20,370 and $41,297, respectively, based on the fair value of warrants that vest.

During the three and six month periods ended June 30, 2014, the Company recognized compensation costs of $18,376 and $35,647, respectively, based on the fair value of warrants that vest.

At June 30, 2015, the aggregate intrinsic value of the warrants outstanding was $200,667. Future unamortized compensation expense on the unvested outstanding warrants at June 30, 2015 is approximately $18,250.

9.	Contractual Obligations

The Company has certain contractual commitments as of June 30, 2015 for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

		Research and
Year ending	Office	License	Compensation	Total
December 31,	Lease (1)	Agreements (2)	Agreements (3)	Obligations
2015	$34,980	$93,750	$175,000	$303,730
2016	69,960	187,500	84,167	341,627
2017	69,960	187,500	15,429	272,889
2018	40,810	187,500	–	228,310
2019	–	187,500	–	187,500
Total	$215,710	$843,750	$274,596	$1,334,056

________________________________

(1)	Consists of rent for the Company’s Santa Barbara Facility expiring on July 31, 2018.
(2)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party.
(3)	Consists of base salary and certain contractually-provided benefits, to an executive officer, pursuant to an employment agreement that expires on January 30, 2016 in the amount of $169,167 and a severance agreement of a former officer in the amount of $90,429.

10.	Commitments and Contingencies

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of June 30, 2015, and we undertake no duty to update this information.

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

On July 15, 2014, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Kinder Morgan Lease”) with Kinder Morgan Crude & Condensate, LLC (“Kinder Morgan”) under which Kinder Morgan agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of Kinder Morgan’s operating pipelines. Equipment provided under the Lease includes a single AOT Midstream pressure vessel with a maximum flow capacity of 5,000 gallons per minute. The equipment was delivered to Kinder Morgan in December 2014 and installed in March 2015. In April 2015, during pre-start testing, low electrical impedance was measured in the unit, indicating an electrical short. A replacement unit was installed May 2015. The second unit also presented with low impedance when flooded with crude condensate from Kinder Morgan’s pipeline. Laboratory tests previously run on at Temple University on condensate samples provided by Kinder Morgan indicated the condensate was non-conductive; however, the condensate is known to have a relatively high density of semi-conductive particulate matter suspended within the fluid. Similar conditions were experienced in earlier prototype tests at the Rocky Mountain Oilfield Testing Center (“RMOTC”). At RMOTC, the pipeline had a high concentration of highly conductive particulate matter, which tended to concentrate at the base of the AOT when installed horizontally, causing the AOT to present with an electrical short. This issue was solved at RMOTC by converting to a vertical configuration, which allowed the particulate matter to flow naturally through the AOT. Based on experience at RMOTC, Dr. Tao has expressed a high level of confidence that converting to a vertical configuration will resolve the issue of conductive particulate matter. In June 2015, STWA engineers performed a series of tests and internal inspections on the AOT unit, which identified other potential design issues that could impact electrical impedance. Based on these findings, a number of internal components of the AOT have been retrofitted or remanufactured to improve both efficacy and efficiency. We continue to work closely with Kinder Morgan and our equipment manufacture to further optimize the AOT for operations at the Kinder Morgan facility. A replacement unit has been converted to a vertical configuration and fully retrofitted at our manufacturer’s facility, and is now in transit to Texas for pre-delivery testing and shipment to Kinder Morgan for installation.

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

In October 2014, STWA entered into a Joint Development Agreement with Newfield Exploration Company (“Newfield”) to test a commercial prototype of STWA Joule Heat equipment, and combined Joule Heat and AOT technology, on a crude oil pipeline serving the Greater Monument Butte oilfield located in the Uintah Basin of Utah. This test of the Joule Heat technology provides ideal conditions to demonstrate efficiency and efficacy. The Uintah Basin is 5,000 to 10,000 feet above sea level with average low winter temperatures of 16ºF. Crude oil pumped from the region is highly paraffinic with the consistency of shoe polish at room temperature. Uintah's black wax crude must remain at a minimum of 95ºF and yellow wax above 115ºF and therefore requires a substantial amount of heat to keep it above its high pour point. Operators in the upstream market often run at temperatures of 140ºF to 160ºF. Newfield, like many other companies in the region, incurs significant operating expense in the form of fuel and power used to heat the waxy crude and counter the cold climate conditions characteristic of Utah. The Company’s first Joule Heat prototype was installed for testing purposes at the Newfield facility in June 2015 and the system is operational; however, changes to the prototype configuration will be required to determine commercial effectiveness of this unit. We are working with Newfield and Dr. Carl Meinhart to modify the prototype configuration for observed pipeline and Joule Heat operating factors. In addition, STWA has provided a scaled-down version of the commercial Joule Heat unit for static and flow-through testing at Southern Research Institute (SRI). Design modifications to the installed prototype unit will be completed subject to final laboratory analysis and correlation. Optimization and testing of this first prototype unit are expected to continue in the third and fourth quarters of 2015.

The Company is working in collaboration with Newfield, SRI, Dr. Carl Meinhart, and our manufacturing partner to design and build an AOT prototype unit, for operations in the upstream crude oil pipeline market (“AOT Upstream”), specifically configured for pipeline operating factors observed at Newfield’s Utah site. Our original plan was to retrofit an earlier prototype device previously tested at RMOTC; however after multiple site visits and discussions with Newfield, it was determined a new, smaller unit, specifically optimized for Newfield operations would be more appropriate for this field test opportunity. We plan to jointly test the AOT Upstream prototype unit under typical upstream commercial pipeline conditions on Newfield’s pipeline in conjunction with the previously installed Joule Heat unit.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2014 and in the first six months of 2015, and we will need to raise substantial additional capital through the end of 2015, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

There are significant risks associated with our business, our Company and our stock. See “Risk Factors” in Part II, Item 1A below.

Results of Operation for the Three and Six Months ended June 30, 2015 and 2014

I.	Six Months ended June 30, 2015 and 2014

The Company had no revenues in the six month periods ended June 30, 2015. The Company recognized $60,000 in revenues in the six month period ended June 30, 2014 pursuant to the delivery and acceptance of the AOT Equipment by TransCanada in June 2014.

Operating expenses were $1,681,964 for the six-month period ended June 30, 2015, compared to $1,850,415 for the six-month period ended June 30, 2014, a decrease of $168,451. This is due to decreases in non-cash expenses of $10,418, and in cash expenses of $157,232. Specifically, the decrease in non-cash expenses are attributable to decreases in depreciation of $368 and stock compensation expenses attributable to options granted to directors of $53,179, offset by increases in stock compensation expenses attributable to options and warrants granted to employees and consultants of $43,129. The decrease in cash expense is attributable to decreases in salaries and benefits of $222,521, consulting fees of $4,502, and rents of $15,065, offset by increases in corporate expenses of $36,029, travel and related expenses of $26,929, legal and accounting of 9,182, insurance of $10,520 and other expenses of $2,196.

Research and development expenses were $420,435 for the six-month period ended June 30, 2015, compared to $594,951 for the three-month period ended June 30, 2014, a decrease of $174,516. This decrease is attributable to decreases in prototype product development costs of $167,576, and product testing, research, patents and other costs of $6,940.

Other income and expense were $614,882 expense for the six-month period ended June 30, 2015, compared to $26,500 expense for the six-month period ended June 30, 2014, a net increase in other expenses of $588,382. This increase is attributable to an increase in non-cash other expenses of $591,382 and an increase in cash income of $3,000. The increase in non-cash other expense is an increase in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in 2015, offset by a decrease in other non-cash expenses of $26,500 due to write-off of a receivables in 2014. The increase in other cash income is due to the proceeds of $3,000 from sale fixed assets written off in prior years.

The Company had a net loss of $2,717,281, or $0.01 per share, for the six-month period ended June 30, 2015, compared to a net loss of $2,411,866, or $0.01 per share, for the six-month period ended June 30, 2014.

II.	Three Months ended June 30, 2015 and 2014

The Company had no revenues in the three June 30, 2015. The Company recognized $60,000 in revenues in the three month period ended June 30, 2014 pursuant to the delivery and acceptance of the AOT Equipment by TransCanada in June 2014.

Operating expenses were $826,512 for the three-month period ended June 30, 2015, compared to $925,428 for the three-month period ended June 30, 2014, a decrease of $98,916. This decrease is attributable to decreases in non-cash expenses of $83,149, and in cash expenses of $15,767. Specifically, the decrease in non-cash expenses are attributable to decreases in depreciation of $125 and stock compensation expense attributable to options granted to directors of $121,494, offset by increases in stock compensation expenses attributable to options and warrants granted to employees and consultants of $38,470. The decrease in cash expense is attributable to decreases in salaries and benefits of $63,440, consulting fees of $27,230, legal and accounting of $2,834, and other expenses of $2,790, offset by increases in corporate expenses of $40,689, travel and related expenses of $32,892, rents of $1,579 and insurance of $5,367.

Research and development expenses were $147,658 for the three-month period ended June 30, 2015, compared to $142,964 for the three-month period ended June 30, 2014, an increase of $4,694. This increase is attributable to an increase in prototype product development costs of 12,445, offset by a decrease in product testing, research, patents and other costs of $7,751.

Other income and expense were $568,774 expense for the three-month period ended June 30, 2015, compared to $0 expense for the three-month period ended June 30, 2014, a net increase in other expenses of $568,774. This increase is attributable to an increase in non-cash other expenses of $570,274 and an increase in cash income of $1,500. The increase in non-cash other expense is attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in 2015. The increase in other cash income is due to the proceeds of $1,500 from sale fixed assets written off in prior years

The Company had a net loss of $1,542,944, or $0.01 per share, for the three-month period ended June 30, 2015, compared to a net loss of $1,008,392, or $0.01 per share, for the three-month period ended June 30, 2014.

Liquidity and Capital Resources

General

As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and an accumulated deficit of $99,762,479 as of June 30, 2015. Our negative operating cash flow in 2014 and the first six months of 2015 was funded primarily through issuance of convertible notes and the exercise of stock purchase warrants and options for cash.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,717,281 and a negative cash flow from operations of $1,572,703 for the six-month period ended June 30, 2015.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Summary

At June 30, 2015, we had cash on hand in the amount of $1,187,440. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2015 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Licensing Fees to Temple University

For details of the licensing agreements with Temple University, see Financial Statements attached hereto, Note 5 (Research and Development).

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,717,281 and a negative cash flow from operations of $1,572,703 for the six month period ended June 30, 2015 and an accumulated deficit of $99,762,479 as of June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2015, the Company had cash on hand in the amount of $1,187,440. Management expects that the current funds on hand will be sufficient to continue operations through March 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the Company’s technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to former officers and consulting fees, during the remainder of 2015 and beyond.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of June 30, 2015, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2015, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

(a) Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

During the six months ended June 30, 2015, the Company issued 200,000 shares of common stock upon exercise of warrants at $0.25 per share for aggregate net proceeds of $50,000.

During the six months ended June 30, 2015, the Company issued 1,943,333 shares of its common stock upon the conversion of $602,800 in convertible notes at $0.30 to $0.48 per share.

The proceeds received by the Company in connection with the above issuances of shares were used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Increase in Outstanding Shares

No additional shares were issued by the Company during the period from July 1, 2015 through August 1, 2015.

Subsequent Events

QS Energy Pool, Inc., a California corporation (“QSEP”), was formed as a wholly-owned subsidiary of the Company on July 6, 2015. QSEP was formed to serve as a vehicle for the Company to explore, review and consider acquisition opportunities. No such opportunities are currently under consideration. As of the date of this submission, QSEP had no assets.

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

SAVE THE WORLD AIR, INC.

Date: August 7, 2015	By:	/s/ Greggory M. Bigger
Greggory M. Bigger
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

