Form 10-Q
period 2015-09-30
QS Energy, Inc.
filed 2015-11-09
CIK 1103795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-29185

QS ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	52-2088326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

735 State Street, Suite 500

Santa Barbara, California 93101

(Address, including zip code, of principal executive offices)

(805)-845-3561

(Registrant’s telephone number, including area code)

Save the World Air, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the Registrant’s Common Stock outstanding as of November 9, 2015 was 183,171,577.

QS ENERGY, INC.
(FORMERLY KNOWN AS SAVE THE WORLD AIR, INC.)

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.
(FORMERLY KNOWN AS SAVE THE WORLD AIR, INC.)

Condensed Consolidated Balance Sheets

	September 30
	2015	December 31
	(unaudited)	2014
ASSETS
Current assets:
Cash	$559,682	$2,247,557
Other current assets	57,161	72,225
Total current assets	616,843	2,319,782
Property and equipment, net of accumulated depreciation of $56,983 and $47,180 at September 30, 2015 and December 31, 2014, respectively	25,057	21,946
Other assets	6,480	5,830
Total assets	$648,380	$2,347,558

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable-license agreements	$543,126	$405,313
Accounts payable and accrued expenses	170,825	175,228
Accrued expenses and accounts payable-related parties	206,897	259,507
Convertible debentures, net of discounts of $7,119 and $105,542 at September 30, 2015 and December 31, 2014, respectively	184,721	139,098
Total current liabilities	1,105,569	979,146

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $.001 par value: 300,000,000 shares authorized 183,171,577 and 181,028,244 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	183,172	181,028
Additional paid-in capital	99,947,915	98,232,582
Accumulated deficit	(100,588,276)	(97,045,198)
Total stockholders’ equity (deficit)	(457,189)	1,368,412
Total liabilities and stockholders’ equity (deficit)	$648,380	$2,347,558

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
(FORMERLY KNOWN AS SAVE THE WORLD AIR, INC.)

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended		Nine months ended
	September 30		September 30
	2015	2014	2015	2014
Revenues	$–	$180,000	$–	$240,000
Costs and Expenses
Operating expenses	727,587	749,680	2,409,551	2,600,095
Research and development expenses	80,082	146,094	500,517	741,045
Loss before other income (expense)	(807,669)	(715,774)	(2,910,068)	(3,101,140)
Other income (expense)
Other income (loss)	7,858	–	10,858	(26,500)
Interest and financing expense	(25,986)	–	(643,868)	–
Net loss	$(825,797)	$(715,774)	$(3,543,078)	$(3,127,640)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	183,128,577	180,695,547	181,943,768	180,204,377

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
(FORMERLY KNOWN AS SAVE THE WORLD AIR, INC.)

Condensed Consolidated Statement of Stockholders’ Equity (deficit), Unaudited

For the NINE Months Ended SEPTEMBER 30, 2015

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2015	181,028,244	$181,028	$98,232,582	$(97,045,198)	$1,368,412
Common stock issued upon exercise of warrants	200,000	200	49,800		50,000
Common stock issued on conversion of convertible notes	1,943,333	1,944	600,856		602,800
Fair value of warrants and beneficial conversion feature of issued convertible notes			470,945		470,945
Fair value of options and warrants issued as compensation			593,732		593,732
Net loss				(3,543,078)	(3,543,078)
Balance, September 30, 2015, unaudited	183,171,577	$183,172	$99,947,915	$(100,588,276)	$(457,189)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
(FORMERLY KNOWN AS SAVE THE WORLD AIR, INC.)

Condensed Consolidated Statements of Cash Flows, UNAUDITED

	Nine months ended
	September 30
	2015	2014
Cash flows from Operating Activities
Net loss	$(3,543,078)	$(3,127,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	593,732	596,917
Amortization of debt discounts	643,868	–
Depreciation and amortization	9,803	10,368
Changes in operating assets and liabilities:
Accounts receivable	–	(60,000)
Prepaid expenses and other current assets	15,064	7,604
Other assets	(650)	–
Accounts payable and accrued expenses	(4,403)	(141,857)
Accounts payable – license agreements	137,813	140,644
Accounts payable and accrued expenses – related parties	(52,610)	(334,654)
Net cash used in operating activities	(2,200,461)	(2,908,618)
Cash flows from investing activities
Purchase of equipment	(12,914)	–
Net cash used in investing activities	(12,914)	–
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	475,500	–
Net proceeds from exercise of warrants and options	50,000	1,413,284
Net cash provided by financing activities	525,500	1,413,284
Net decrease in cash	(1,687,875)	(1,495,334)
Cash, beginning of period	2,247,557	4,137,068
Cash, end of period	$559,682	$2,641,734

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Common stock issued on conversion of convertible debentures	602,800	–
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	470,945

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
(FORMERLY KNOWN AS SAVE THE WORLD AIR, INC.)

Notes to Condensed Consolidated Financial Statements, Unaudited

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

1.	Description of Business

QS Energy, Inc. (“QS Energy”, “Company”) (formerly known as Save the World Air, Inc.) was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The name change was effected through a short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Additionally, QS Energy Pool, Inc., a California corporation, was formed as a wholly-owned subsidiary of the Company on July 6, 2015 to serve as a vehicle for the Company to explore, review and consider acquisition opportunities. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter Bulletin Board. More information including the Company’s fact sheet, logos and media articles are available at our corporate website, www.qsenergy.com.

QS Energy, Inc. develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual property portfolio includes 47 domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology™ (AOT™), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT™ has been proven in U.S. Department of Energy tests to increase the energy efficiency of oil pipeline pump stations. The AOT product has transitioned from the research and development stage to initial commercial production for the midstream pipeline marketplace.

In 2014, the Company began commercial development of a suite of products based around the Joule Heat technology. The Company began fabrication of prototype equipment to be operated under a joint development agreement with a commercial entity in the fourth quarter of 2014. This prototype equipment was installed in June, 2015, with testing beginning shortly thereafter which is anticipated to be completed first quarter of 2016. In addition, the Company filed two additional provisional patents related to the technology’s method and apparatus. The first of the two provisional patents was finalized and submitted to non-provisional status on April 29, 2014. The second of the two provisional patents was finalized and submitted to non-provisional status at the end of the third quarter of 2014.

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

2.	Summary of Significant Accounting Policies

Consolidation Policy

The accompanying consolidated financial statements of QS Energy Inc. include the accounts of QS Energy Inc. (the Parent) and its wholly owned subsidiaries, QS Energy Pool, Inc. and STWA Asia Pte. Limited. Intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the nine months ended September 30, 2015, the Company incurred a net loss of $3,543,078 and used cash in operations of $2,200,461. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2014 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At September 30, 2015, the Company had cash on hand in the amount of $559,682. Management estimates that the current funds on hand will be sufficient to continue operations through January 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2015 and beyond.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At September 30, 2015 and 2014, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	September 30, 2015	September 30, 2014
Options	21,706,512	20,757,030
Warrants	3,677,704	5,421,050
Common stock issuable upon conversion of notes payable	399,667	–
Total	25,783,883	26,178,080

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

Business and Credit Concentrations

The Company’s cash balances in financial institutions at times may exceed federally insured limits. As of September 30, 2015 and December 31, 2014, before adjustments for outstanding checks and deposits in transit, the Company had $559,682 and $2,247,557, respectively, on deposit with two banks. The deposits are federally insured up to $250,000 at each bank. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of these financial institutions.

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

The Company is required to use observable market data if such data is available without undue cost and effort. At September 30, 2015, the recorded amounts for accounts payable, accrued expenses and convertible debentures approximate their fair value due to their short-term nature.

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

3.	Certain Relationships and Related Transactions

As of September 30, 2015 and December 31, 2014, the Company had accrued expenses and accounts payable to related parties in the amount of $206,897 and $259,507, respectively. Included in these amounts at September 30, 2015 and December 31, 2014 were unpaid salaries due the former President and a current member of the Company’s Board of Directors of $90,429 and $135,429, respectively. The Company agreed to pay the former President $5,000 per month until the unpaid salary is fully settled. Also included in these amounts at September 30, 2015 and December 31, 2014 are accrued directors’ fees of $76,089 and $80,586, respectively.

4.	Convertible Notes

	September 30, 2015 (unaudited)	December 31, 2014
Balance due on convertible notes	$191,840	$244,640
Unamortized note discounts	(7,119)	(105,542)
Balance on convertible notes, net of note discounts	$184,721	$139,098

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

Investors in the convertible notes received, for no additional consideration, warrants to purchase a total of 916,667 shares of common stock. Each warrant is exercisable on a cash basis only at an exercise price of $0.30 per share, are exercisable immediately upon issuance, and expires one year from the date of issuance. The relative fair value of the warrants issued with the convertible notes was determined to be $118,806 computed using the Black-Scholes Option Pricing model.

The fair value of the warrants, the beneficial conversion feature, the original issue discount and commission paid, aggregated $545,445 and is considered a debt discount. In June 2015, the full balance of these notes in the amount of $550,000 was converted to 1,833,333 shares of common stock and the full aggregated debt discount amortized as interest expense. During the three and nine month periods ending September 30, 2015, the total note discount amortized as interest expense was $0 and $545,455, respectively. As of September 30, 2015 there was no remaining balance due on these notes.

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

Investors in the convertible notes received, for no additional consideration, warrants to purchase a total of 146,037 shares of common stock. Each warrant is exercisable on a cash basis only at an exercise price of $0.48 per share, are exercisable immediately upon issuance, and expires one year from the date of issuance. The fair value of the warrants issued with the convertible notes was determined to be $24,826 computed using the Black-Scholes Option Pricing model.

The fair value of the warrants, the beneficial conversion feature, and the original issue discount, aggregated $145,161 and was considered a debt discount. The debt discount is being amortized to interest expense over the term of the notes, or in full upon the conversion of a note. As of December 31, 2014 the balance due on these notes was $244,640 and unamortized note discount was $105,542.

During the nine month period ended September 30, 2015, the Company converted $52,800 of these notes into 110,000 shares of common stock. As of September 30, 2015 the balance due on these notes was $191,840.

During the three and nine month periods ended September 30, 2015, amortization of the note discount totaled $25,986 and $98,231, respectively. As of September 30, 2015, the unamortized note discount was $7,119.

In October 2015, two notes payable with a total balance of $26,840 matured. As of the date of this report, the notes payable are still outstanding and past due. Under terms of the notes, the principal balance of each note increased by 10% at maturity and interest thereon accrues at 10% per annum.

5.	Research and Development

The Company constructs, develops and tests the AOT and Joule Heat technologies with internal resources and through the assistance of various third party entities. Research and development costs are expensed as incurred and include fees such as fees due to Temple University, patent fees, purchase of test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment, payroll and other related equipment and various logistical expenses for the purposes of evaluating and testing the Company’s AOT and Joule Heat prototypes.

Total expenses incurred during the three and nine month periods ending September 30, 2015 on Research and Development were $80,082 and $500,517, respectively.

Total expenses incurred during the three and nine month periods ending September 30, 2014 on Research and Development were $146,094 and $741,045, respectively.

AOT and Joule Heat Product Development and Testing

Total expenses incurred during the three and nine month periods ended September 30, 2015 on AOT and Joule Heat product development and testing amounted to $0, and $25,575, respectively, and have been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations.

Total expenses incurred during the three and nine month periods ended September 30, 2014 on AOT and Joule Heat product development and testing amounted to $12,167, and $44,355, respectively, and have been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations.

AOT Prototypes

During the three and nine month periods ended September 30, 2015, the Company incurred total expenses of $31,843 and $84,864, respectively, in the manufacture and delivery of AOT prototype equipment.

During the three and nine month periods ended September 30, 2014, the Company incurred total expenses of $54,708 and $458,706, respectively, in the manufacture and delivery of AOT prototype equipment.

These prototype equipment expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations.

Joule Heat Prototypes

During the three and nine month periods ended September 30, 2015, the Company incurred total expenses of $1,364 and $184,765, respectively, in the manufacture and delivery of Joule Heat prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations. No such expenses were incurred in the three and nine month period ended September 30, 2014.

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

Total expenses recognized during the three-month period ended September 30, 2015 and 2014 pursuant to these two agreements amounted to $46,875 in each period. Total expenses recognized during the nine month period ended September 30, 2015 and 2014 pursuant to these two agreements amounted to $140,625 in each period. These expenses are reflected in Research and Development expenses on the accompanying consolidated statement of operations.

As of September 30, 2015 and December 31, 2014, total unpaid fees due to Temple pursuant to these agreements amounted to $413,750 and $340,625, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets. Of the total unpaid fees due pursuant to these agreements as of September 30, 2015, a total of $257,500 is past due and payment of the remaining $156,250 is deferred until a minimum sales threshold of $500,000 has been met. The Company is currently in discussions with Temple University regarding settlement of these past due amounts.

There were no revenues generated from these two licenses during the three and nine month periods ended September 30, 2015. Revenues generated from these two licenses during the three and nine month periods ended September 30, 2014 were $180,000 and $240,000, respectively. Revenues generated in 2014 did not meet the annual minimum threshold for payment of license royalties. No license royalty fees accrued under these two license agreements in the three and nine month periods ended September 30, 2015 and 2014.

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

During the three and nine month periods ended September 30, 2015 the Company recognized a total expense of $0 and $64,688, respectively, pursuant to this agreement. During the three and nine month periods ended September 30, 2014 the Company recognized a total expense of $32,344 and $97,359, respectively, pursuant to this agreement. These expenses are reflected in Research and Development expenses on the accompanying consolidated statement of operations.

As of September 30, 2015 and December 31, 2014, total unpaid fees due to Temple pursuant to this agreement amounted to $129,376 and $64,688, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets. The unpaid fees of $129,376 were due September 1, 2015 and are past due. As of the date of this report, the Company is in discussions with Temple University regarding settlement of these past due amounts.

6.	Leases

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

The equipment was delivered to Kinder Morgan in December 2014 and installed in March 2015. In April 2015, the AOT pressure vessel experienced an electrical short and was replaced by another AOT pressure vessel. Subsequently, it was determined that the AOT needed further modification and as a result, a modified AOT unit was installed in July 2015. Subsequently, the Company and Kinder Morgan agreed to hold off acceptance of the AOT unit subject to further laboratory testing and system modifications which are scheduled to be completed during the first quarter of FY 2016.

TransCanada Keystone Pipeline, L.P. Lease

On August 1, 2013, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Lease”) with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. (“TransCanada”) which agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of TransCanada’s operating pipelines. The initial term of the lease was for six months at an amount of $60,000 per month. During the initial term, either the Company or TransCanada had the right to terminate the Agreement for any reason on 90 days written notice. TransCanada had an option to purchase the equipment during the term of the lease for approximately $4.3 million.

In June 2014, the equipment was accepted by TransCanada and the lease commenced. The Company accounted for the TransCanada Lease as an operating lease, and recognized lease revenue of $180,000 and $240,000 for the three and nine months ended September 30, 2014, respectively.

In October 2014, the lease was mutually terminated by the Company and TransCanada and the AOT equipment was subsequently returned to the Company.

7.	Common Stock

During the nine months ended September 30, 2015, the Company issued 1,943,333 shares of its common stock upon the conversion of $602,800 in convertible notes at $0.30 and $0.48 per share. In addition, the Company also issued 200,000 shares of common stock upon the exercise of warrants at $0.25 per share with proceeds of $50,000.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options vest and expire according to terms established at the grant date.

Options

Pursuant to the Company’s 2004 Stock Option Plan (the Plan), the Company could issue options under the Plan to acquire up to 7,000,000 shares of common stock as amended in May 2006. On March 2, 2014, the Plan expired and the Board decided not to extend it. As of September 30, 2015 and December 31, 2014, options to purchase 3,544,908 shares granted under the Plan were outstanding.

Employee options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. Non-employee option grants have vested upon issuance and up to 2 years from the date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at September 30, 2015 was 5.5 years. Stock option activity for the period December 31, 2014 up to September 30, 2015, was as follows:

	Options	Weighted Avg. Exercise Price
December 31, 2014	21,052,030	$0.30
Granted	888,552	0.46
Exercised
Forfeited	(234,070)	0.72
September 30, 2015	21,706,512	$0.30

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of September 30, 2015 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	21,443,283	5.5	$0.29	19,946,498	$0.28
$ 1.00 - $ 1.99	263,229	4.5	$1.22	263,229	$1.22
	21,706,512	5.5	$0.30	20,209,727	$0.30

During the nine month period ending September 30, 2015 the Company granted options to purchase 888,522 shares of common stock to members of the Company’s Board of Directors and an employee. The options are exercisable at prices ranging from $0.35 per share to $0.48 per share, vest monthly over a twelve month period, and expire ten years from the date granted. Total fair value of these options at grant date was $336,767 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 to 5.5 years; risk free interest rate of 1.56% to 1.72%; volatility of 106% to 121% and dividend yield of 0%.

During the three and nine month periods ended September 30, 2015, the Company recognized compensation costs based on the fair value of options that vested of $162,744 and $548,619 respectively.

During the three and nine month periods ended September 30, 2014, the Company recognized compensation costs based on the fair value of options that vested of $145,403 and $547,016 respectively.

At September 30, 2015 the aggregate intrinsic value of the options outstanding was $1,565,000. Future unamortized compensation expense on the unvested outstanding options at September 30, 2015 is $189,957 to be recognized through June, 2016.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting December 31, 2014 up to September 30, 2015.

	Warrants	Weighted Avg. Exercise Price
December 31, 2014	5,692,087	$0.37
Granted	916,667	0.30
Exercised	(200,000)	0.25
Cancelled	(2,731,050)	0.35
September 30, 2015	3,677,704	$0.37

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of September 30, 2015 were as follows:

	Exercisable Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.25 - $ 0.99	3,557,704	3.8	$0.35	3,347,704	$0.33
$ 1.00 - $ 1.99	120,000	0.3	$1.01	120,000	$1.01
	3,677,704	3.7	$0.37	3,467,704	$0.35

In May 2015 through June 2015, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 916,667 shares with an exercise price of $0.30 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 4).

During the nine month period ending September 30, 2015, warrants to acquire 200,000 shares of common stock were exercised at $0.25 per share resulting in proceeds of $50,000.

During the three and nine month periods ended September 30, 2015, the Company recognized compensation costs of $3,816 and $45,113, respectively, based on the fair value of warrants that vested.

During the three and nine month periods ended September 30, 2014, the Company recognized compensation costs of $14,292 and $21,901, respectively, based on the fair value of warrants that vested.

At September 30, 2015, the aggregate intrinsic value of the warrants outstanding was $119,667. Future unamortized compensation expense on the unvested outstanding warrants at September 30, 2015 is approximately $6,375 to be recognized through June, 2016.

9.	Contractual Obligations

The Company has certain contractual commitments as of September 30, 2015 for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

		Research and
Year ending	Office	License	Compensation	Total
December 31,	Lease (1)	Agreements (2)	Agreements (3)	Obligations
2015	$17,490	$46,875	$87,500	$151,865
2016	69,960	187,500	84,167	341,627
2017	69,960	187,500	15,429	272,889
2018	40,810	187,500	–	228,310
2019	–	187,500	–	187,500
Total	$198,220	$796,875	$187,096	$1,182,191

________________________________

(1)	Consists of rent for the Company’s Santa Barbara Facility expiring on July 31, 2018.
(2)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party.
(3)	Consists of base salary and certain contractually-provided benefits, to an executive officer, pursuant to an employment agreement that expires on January 30, 2016 in the amount of $96,667 and a severance agreement of a former officer in the amount of $90,429.
10.	Commitments and Contingencies

Legal matters

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Except for income tax contingencies (commencing April 1, 2009), the Company records accruals for contingencies to the extent that management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. There are no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2015, and we undertake no duty to update this information.

Overview

QS Energy (formerly known as Save The World Air, Inc.) (“Company”, “we”, “us”, “ours”) develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. QS Energy's primary technology is called Applied Oil Technology™ (AOT™), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT™ has been proven in U.S. Department of Energy tests and other independent tests, as well as in full scale operation on a commercial crude oil pipeline to increase the energy efficiency of oil pipeline pump stations.

In 2014, we reached a major milestone in the Company’s evolution, generating revenues from our AOT technology for the first time since our inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2015 and 2016.

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

In 2013, the Company entered into an Equipment Lease/Option to Purchase Agreement (“TransCanada Lease”) with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. ("TransCanada") which agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of TransCanada’s operating pipelines. As previously reported in our 10-K report filed with the SEC on March 16, 2015, in June 2014, the equipment was accepted by TransCanada and the lease commenced and the first full test of the AOT equipment on the Keystone pipeline was performed in July 2014, with preliminary data analyzed and reported by Dr. Rongjia Tao of Temple University. Upon review of the July 2014 test results and preliminary report by Dr. Tao, QS Energy and TransCanada mutually agreed that this initial test was flawed due to, among other factors, the short term nature of the test, the inability to isolate certain independent pipeline operating factors such as fluctuations in upstream pump station pressures, and limitations of the AOT device to produce a sufficient electric field to optimize viscosity reduction. Although Dr. Tao’s preliminary report indicated promising results, QS Energy and TransCanada mutually agreed that no conclusions could be reliably reached from the July 2014 test or from Dr. Tao’s preliminary report. As a result of this test, the Company modified its testing protocols and contracted with an independent laboratory to perform follow-up tests at the TransCanada facility. This independent laboratory performed viscosity measurements at the TransCanada facility during subsequent testing in September 2014 and submitted a report which concluded that i) data indicated a decrease in viscosity of crude oil flowing through the TransCanada pipeline due to AOT treatment of the crude oil; and ii) the power supply installed on our equipment would need to be increased to maximize reduction in viscosity and take full advantage of the AOT technology. Although the power supply was constrained, subsequent analysis of the Report and related laboratory testing at Temple University revealed a limited sampling of test conditions at TransCanada under which the electrical field within the AOT was sufficient, in theory, to fully treat crude oil flowing through the treatment vessel. Though statistically inconclusive, viscosity measurements of these limited test samples indicate AOT treatment by the prototype equipment under commercial operating conditions resulted in viscosity reductions reasonably consistent with expectations based on previous laboratory tests. While more testing is required to establish the efficacy of our AOT technology, we are encouraged by the findings of our independent research laboratory and the results of subsequent comparative analysis of data collected under laboratory and commercial operating conditions. We look forward to further development and commercialization of our technology. The TransCanada Lease was terminated by TransCanada, effective October 15, 2014. The Company has modified the design of the AOT power supply such that future installations of the AOT device are expected to achieve sufficient electric field to optimize viscosity reduction.

On July 15, 2014, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Kinder Morgan Lease”) with Kinder Morgan Crude & Condensate, LLC (“Kinder Morgan”) under which Kinder Morgan agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of Kinder Morgan’s operating pipelines. Equipment provided under the Lease includes a single AOT Midstream pressure vessel with a maximum flow capacity of 5,000 gallons per minute. The equipment was delivered to Kinder Morgan in December 2014 and installed in March 2015. In April 2015, during pre-start testing, low electrical impedance was measured in the unit, indicating an electrical short. A replacement unit was installed May 2015. The second unit also presented with low impedance when flooded with crude condensate from Kinder Morgan’s pipeline. Laboratory tests previously run on at Temple University on condensate samples provided by Kinder Morgan indicated the condensate was non-conductive; however, the condensate is known to have a relatively high density of semi-conductive particulate matter suspended within the fluid. Similar conditions were experienced in earlier prototype tests at the Rocky Mountain Oilfield Testing Center (“RMOTC”). At RMOTC, the pipeline had a high concentration of highly conductive particulate matter, which tended to concentrate at the base of the AOT when installed horizontally, causing the AOT to present with an electrical short. This issue was solved at RMOTC by converting to a vertical configuration, which allowed the particulate matter to flow naturally through the AOT. Based on experience at RMOTC, Dr. Tao expressed a high level of confidence that converting to a vertical configuration will resolve the issue of conductive particulate matter.

In June 2015, QS Energy engineers performed a series of tests and internal inspections on the AOT unit, which identified other potential design issues that could impact electrical impedance. Based on these findings, a number of internal components of the AOT were retrofitted or remanufactured to improve both efficacy and efficiency. The remanufactured AOT unit was delivered to Kinder Morgan facility in Texas and was installed in its new vertical configuration in July 2015. Installation and pre-start safety tests were successfully completed and preliminary testing initiated in August 2015. Initial results were promising, with the unit operating generally as expected. However, voltage dropped as preliminary tests continued, indicating decreased impedance within the AOT pressure vessel. QS Energy personnel and outside consultants performed a series of troubleshooting assessments and determined that, despite modifications made to the AOT, conductive materials present in the crude oil condensate continue to be the root cause of the decreased impedance. Based on this result, QS Energy and Kinder Morgan personnel mutually agreed the best course of action was to hold on final acceptance of equipment under the lease and temporarily suspend in-field testing to provide time to thoroughly test samples of Kinder Morgan’s crude oil condensate in a laboratory setting.

Southern Research Institute (SRI) was been engaged by QS Energy to investigate the root cause of the crude oil condensate impedance issue by replicating conditions experienced in the field utilizing a laboratory-scaled version of the AOT and crude oil condensate samples provided by Kinder Morgan. In addition, QS Energy retained an internationally recognized petroleum pipeline engineer to review the AOT design and suggest design modifications to resolve the crude oil condensate impedance issue. This engineer has studied design details, staff reports and forensic photographs of each relevant AOT installation and test. Based on these investigations, specific modifications have been proposed to resolve the impedance issue. Subject to final design analysis and laboratory testing, we have developed a plan to temporarily remove the AOT from its current installation for retrofit and reinstallation.

The Company is actively seeking new testing and commercial deployments of its AOT technology. In August, 2015, QS Energy was invited to an offshore oil transfer platform in the Gulf of Mexico. This offshore platform was assessed by QS Energy personnel for a potential deployment of the AOT viscosity reduction technology as a solution for super-heavy crude oil flow assurance issues. Following the site visit, all parties executed non-disclosure agreements in advance of detailed analysis and in anticipation of developing an onsite AOT testing program subject to laboratory testing and case studies performed on oil samples to be provided by the offshore platform operator.

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

In October 2014, QS Energy entered into a Joint Development Agreement with Newfield Exploration Company (“Newfield”) to test a commercial prototype of QS Energy Joule Heat equipment, and combined Joule Heat and AOT technology, on a crude oil pipeline serving the Greater Monument Butte oilfield located in the Uintah Basin of Utah. This test of the Joule Heat technology provides ideal conditions to demonstrate efficiency and efficacy. The Uintah Basin is 5,000 to 10,000 feet above sea level with average low winter temperatures of 16ºF. Crude oil pumped from the region is highly paraffinic with the consistency of shoe polish at room temperature. Uintah's black wax crude must remain at a minimum of 95ºF and yellow wax above 115ºF and therefore requires a substantial amount of heat to keep it above its high pour point. Operators in the upstream market often run at temperatures of 140ºF to 160ºF. Newfield, like many other companies in the region, incurs significant operating expense in the form of fuel and power used to heat the waxy crude and counter the cold climate conditions characteristic of Utah. The Company’s first Joule Heat prototype was installed for testing purposes at the Newfield facility in June 2015 and the system is operational; however, changes to the prototype configuration will be required to determine commercial effectiveness of this unit. We are working with Newfield and Dr. Carl Meinhart to modify the prototype configuration for observed pipeline and Joule Heat operating factors. In addition, QS Energy has provided a scaled-down version of the commercial Joule Heat unit for static and flow-through testing at Southern Research Institute (SRI). Testing performed by SRI in September 2015 demonstrated the ability the Joule Heat technology to deliver significant temperature increases in the laboratory setting. We are continuing to evaluate key factors in commercial equipment operation in the laboratory prior to finalizing design modifications. Once design modifications are finalized, we plan to remove the Joule Heat unit from the field for retrofit and laboratory testing of the prototype in advance of redeployment for in-field testing. Testing and modifications of this first prototype unit will likely continue through the first quarter of 2016.

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

In July 2015, the Company formed QS Energy Pool, Inc., a wholly owned subsidiary of QS Energy, Inc., for the sole purpose of taking advantage of asset acquisition opportunities in the oil and gas operations market. QS Energy Pool is specifically targeting the acquisition of one or more operating companies or properties with proven positive cash flow, providing operating income and bottom line revenue which are both accretive to and synergistic with QS Energy, Inc.’s current operations. QS Energy has identified multiple attractive opportunities to acquire producing oil and gas field operations. Our strategy is to acquire producing oil and gas fields with production profiles of at least ten years, proven long-term development rights, and demonstrated positive cash flow at commodity prices as low as $25/barrel of oil and $2.00/MCF of gas.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2014 and in the first nine months of 2015, and we will need to raise substantial additional capital through the end of 2015, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

There are significant risks associated with our business, our Company and our stock. See “Risk Factors” in Part II, Item 1A below.

Results of Operation for the Three and Nine Months ended September 30, 2015 and 2014

I.	Nine Months ended September 30, 2015 and 2014

The Company had no revenues in the nine month periods ended September 30, 2015. The Company recognized $240,000 in revenues in the nine month period ended September 30, 2014 pursuant to the delivery and acceptance of the AOT Equipment by TransCanada in June 2014.

Operating expenses were $2,409,551 for the nine month period ended September 30, 2015, compared to $2,600,095 for the nine month period ended September 30, 2014, a decrease of $190,544. This is due to decreases in non-cash expenses of $3,751, and in cash expenses of $186,793. Specifically, the decrease in non-cash expenses are attributable to decreases in depreciation of $566 and stock compensation expenses attributable to options granted to directors of $41,142, offset by increases in stock compensation expenses attributable to options and warrants granted to employees and consultants of $37,957. The decrease in cash expense is attributable to decreases in salaries and benefits of $183,517, consulting fees of $38,497, legal and accounting of $6,975, travel and related expenses of $15,372, rents of $7,720, and other expenses of $3,090, offset by increases in corporate expenses of $49,140, and insurance of $19,238.

Research and development expenses were $500,517 for the nine month period ended September 30, 2015, compared to $741,045 for the nine month period ended September 30, 2014, a decrease of $240,528. This decrease is attributable to decreases in prototype product development costs of $189,077, and product testing, research, patents and other costs of $51,451.

Other income and expense were $633,010 expense for the nine month period ended September 30, 2015, compared to $26,500 expense for the nine month period ended September 30, 2014, a net increase in other expenses of $606,510. This increase is attributable to an increase in non-cash other expenses of $609,510 and an increase in cash income of $3,000. The increase in non-cash other expense is an increase in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in 2015, offset by a decrease in other non-cash expenses of $26,500 due to write-off of a receivables in 2014. The increase in other cash income is due to the proceeds of $3,000 from sale fixed assets written off in prior years.

The Company had a net loss of $3,543,078, or $0.02 per share, for the nine month period ended September 30, 2015, compared to a net loss of $3,127,640, or $0.02 per share, for the nine month period ended September 30, 2014.

II.	Three Months ended September 30, 2015 and 2014

The Company had no revenues in the three September 30, 2015. The Company recognized $180,000 in revenues in the three month period ended September 30, 2014 pursuant to the delivery and acceptance of the AOT Equipment by TransCanada in June 2014.

Operating expenses were $727,587 for the three-month period ended September 30, 2015, compared to $749,680 for the three month period ended September 30, 2014, a decrease of $22,093. This decrease is attributable to an increase in non-cash expenses of $6,668, offset by a decrease in cash expenses of $28,761. Specifically, the increase in non-cash expenses are attributable to decreases in depreciation of $197 and stock compensation expense attributable to options and warrants granted to employees and consultants of $5,172, offset by increases in stock compensation expenses attributable to options granted to directors of $12,037. The decrease in cash expense is attributable to decreases in consulting fees of $33,994, legal and accounting of $16,157, travel and related expenses of $42,301, and other expenses of $4,487, offset by increases in salaries and benefits of $39,004, corporate expenses of $13,112, rents of $7,345 and insurance of $8,717.

Research and development expenses were $80,082 for the three-month period ended September 30, 2015, compared to $146,094 for the three-month period ended September 30, 2014, a decrease of $66,012. This decrease is attributable to a decrease in prototype product development costs of $21,501, and a decrease in in product testing, research, patents and other costs of $44,511.

Other income and expense were $18,128 expense for the three-month period ended September 30, 2015, compared to $0 expense for the three-month period ended September 30, 2014, a net increase in other expenses of $18,128. This increase is attributable to an increase in non-cash other expenses of $19,628 and an increase in cash income of $1,500. The increase in non-cash other expense is attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in 2015. The increase in other cash income is due to the proceeds of $1,500 from sale fixed assets written off in prior years

The Company had a net loss of $825,797, or $0.00 per share, for the three-month period ended September 30, 2015, compared to a net loss of $715,774, or $0.00 per share, for the three-month period ended September 30, 2014.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and an accumulated deficit of $100,588,276 as of September 30, 2015. Our negative operating cash flow in 2014 and the first nine months of 2015 was funded primarily through issuance of convertible notes and the exercise of stock purchase warrants and options for cash.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $3,543,078 and a negative cash flow from operations of $2,200,461 for the nine month period ended September 30, 2015.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Summary

At September 30, 2015, we had cash on hand in the amount of $559,682. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2015 and beyond.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $3,543,078 and a negative cash flow from operations of $2,200,461 for the nine month period ended September 30, 2015 and an accumulated deficit of $100,588,276 as of September 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2015, the Company had cash on hand in the amount of $559,682. Management expects that the current funds on hand will be sufficient to continue operations through January 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the Company’s technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to former officers and consulting fees, during the remainder of 2015 and beyond.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of September 30, 2015, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2015, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

(a) Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine month period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the nine months ended September 30, 2015, the Company issued 200,000 shares of common stock upon exercise of warrants at $0.25 per share for aggregate net proceeds of $50,000.

In private offerings exempt from registration, during the nine months ended September 30, 2015, the Company issued 1,943,333 shares of its common stock upon the conversion of $602,800 in convertible notes at $0.30 to $0.48 per share.

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

QS ENERGY, INC.

Date: November 9, 2015	By:	/s/ Greggory M. Bigger
Greggory M. Bigger
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

