Form 10-K
period 2015-12-31
QS Energy, Inc.
filed 2016-03-15
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2015, was $61,579,449.

The number of shares of the Registrant’s Common Stock outstanding as of March 4, 2016, was 186,251,577

DOCUMENTS INCORPORATED BY REFERENCE - None

Transitional Small Business Disclosure Format (Check one)

Yes ☐ No ☒

QS ENERGY, INC.

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

Overview

QS Energy, Inc. (“QS Energy” or “Company” or “we” or “us” or “our”) (formerly known as Save the World Air, Inc.) develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual property portfolio includes 47 domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple” or “Temple University”). For details of the licensing agreements with Temple University, see Financial Statements attached hereto, Note 6. QS Energy's primary technology is called Applied Oil Technology™ (AOT™), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT™ has been proven in U.S. Department of Energy tests to increase the energy efficiency of oil pipeline pump stations. The AOT product has transitioned from the research and development stage to initial commercial production for the midstream pipeline marketplace.

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

In 2014, we reached a major milestone in the Company’s evolution, generating revenues from our AOT technology for the first time since our inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2016 and 2017.

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

In 2013, the Company entered into an Equipment Lease/Option to Purchase Agreement (“TransCanada Lease”) with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. ("TransCanada") which agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of TransCanada’s operating pipelines. As previously reported in our 10-K report filed with the SEC on March 16, 2015, in June 2014, the equipment was accepted by TransCanada and the lease commenced and the first full test of the AOT equipment on the Keystone pipeline was performed in July 2014 by Dr. Rongjia Tao of Temple University, with subsequent testing performed by an independent laboratory, ATS RheoSystems, a division of CANNON (“ATS”) in September 2014. Upon review of the July 2014 test results and preliminary report by Dr. Tao, QS Energy and TransCanada mutually agreed that this initial test was flawed due to, among other factors, the short term nature of the test, the inability to isolate certain independent pipeline operating factors such as fluctuations in upstream pump station pressures, and limitations of the AOT device to produce a sufficient electric field to optimize viscosity reduction. Subsequent testing by ATS in September 2014 demonstrated viscosity reductions of 8% to 23% depending on flow rates and crude oil types in transit. In its summary report, ATS concluded that i) data indicated a decrease in viscosity of crude oil flowing through the TransCanada pipeline due to AOT treatment of the crude oil; and ii) the power supply installed on our equipment would need to be increased to maximize reduction in viscosity and take full advantage of the AOT technology. While more testing is required to establish the efficacy of our AOT technology, we are encouraged by the findings of these field tests performed under commercial operating conditions. We look forward to further development and commercialization of our technology. The TransCanada Lease was terminated by TransCanada, effective October 15, 2014. Upon termination of the TransCanada Lease, all equipment was uninstalled, returned, inspected and configured for re-deployment. For more information on test procedures and results, see section below labeled “Laboratory and Scientific Testing”.

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

Southern Research Institute (SRI) was engaged by QS Energy in 2015 to investigate the root cause of the crude oil condensate impedance issue by replicating conditions experienced in the field utilizing a laboratory-scaled version of the AOT and crude oil condensate samples provided by Kinder Morgan. In addition, QS Energy retained an industry expert petroleum pipeline engineer to review the AOT design and suggest design modifications to resolve the crude oil condensate impedance issue. This engineer has studied design details, staff reports and forensic photographs of each relevant AOT installation and test. Based on these investigations, specific modifications were proposed to resolve the impedance issue, and improve the overall efficiency of the AOT device, resulting in a new value-engineered design of certain AOT internal components.

In December 2015, the Kinder Morgan AOT unit was retrofitted with the value-engineered internal components at Industrial Screen and Maintenance (“ISM”), one of QS Energy’s supply chain partners. Tests performed by ISM on the re-engineered unit demonstrated improvements in system efficiency, and a significant increase in internal impedance. Tests performed on an unmodified AOT measured impedance at approximately 200 mega-ohms of resistance. Under similar conditions, the re-engineered AOT measured more than 20,000 mega-ohms; a 100 times increase in impedance. As modified, the AOT needed only 500 to 800 nano-amps to achieve a test voltage of 15,000 volts. These design modifications, specifically designed to address impedance issues experienced in the Kinder Morgan condensate pipeline tests, have the potential of improving efficacy and efficiency in crude oil pipeline operations as well. The increased efficiencies measured on the re-engineered unit has the potential to mitigate the need for a larger power supplies as experienced on operations on TransCanada’s high volume crude oil pipeline. The re-engineered AOT unit was delivered to and installed on the Kinder Morgan condensate pipeline in February 2016, with testing scheduled begin in March 2016.

The Company is actively seeking deployments of its AOT technology. In August, 2015, QS Energy was invited to an offshore oil transfer platform in the Gulf of Mexico. This offshore platform was assessed by QS Energy personnel for a potential deployment of the AOT viscosity reduction technology as a solution for super-heavy crude oil flow assurance issues. Following the site visit, all parties executed non-disclosure agreements in advance of detailed analysis and in anticipation of developing an onsite AOT testing program subject to laboratory testing and case studies performed on oil samples to be provided by the offshore platform operator. In June 2015, the Company formed a strategic alliance with Norrønt, AS (“Norrønt”), located in Oslo, Norway. Through its affiliation with Norrønt, the Company is currently in the process of negotiating a collaboration agreement with three Norwegian based oil companies as well as a potential research grant with the Norwegian Research Council. Under a strategic alliance formed in 2013, Energy Tech Africa is actively marketing AOT technology in Africa and the Middle East. During the first and second quarters of 2015, oil samples from a Middle Eastern oil company were provided under non-disclosure to Temple University for testing. These tests demonstrated AOT viscosity reductions of 20% to 35% in a laboratory setting. Discussions with this Middle East oil company are ongoing.

In 2014, the Company began development of a new suite of products based around the new electrical heat system which reduces oil viscosity through a process known as joule heat (“Joule Heat”). The Company is designing and optimizing the Joule Heat technology for the upstream oil transportation market. The Company filed two provisional patents related to the technology’s method and apparatus in the second quarter and fourth quarter of 2013, respectively. The first of the two provisional patents was finalized and submitted to non-provisional status on April 29, 2014. The second of the two provisional patents was finalized and submitted to non-provisional status at the end of the third quarter 2014.

In October 2014, QS Energy entered into a Joint Development Agreement with Newfield Exploration Company (“Newfield”) to test a prototype of QS Energy Joule Heat equipment, and combined Joule Heat and AOT technology, on a crude oil pipeline serving the Greater Monument Butte oilfield located in the Uintah Basin of Utah. This test of the Joule Heat technology provides ideal conditions to demonstrate efficiency and efficacy. The Uintah Basin is 5,000 to 10,000 feet above sea level with average low winter temperatures of 16ºF. Crude oil pumped from the region is highly paraffinic with the consistency of shoe polish at room temperature. Uintah's black wax crude must remain at a minimum of 95ºF and yellow wax above 115ºF and therefore requires a substantial amount of heat to keep it above its high pour point. Operators in the upstream market often run at temperatures of 140ºF to 160ºF. Newfield, like many other companies in the region, incurs significant operating expense in the form of fuel and power used to heat the waxy crude and counter the cold climate conditions characteristic of Utah. The Company’s first Joule Heat prototype was installed for testing purposes at the Newfield facility in June 2015 and the system is operational; however, changes to the prototype configuration will be required to determine commercial effectiveness of this unit. During the third and fourth quarters of 2015, we worked with Newfield and Dr. Carl Meinhart to modify the prototype configuration based on observed pipeline and Joule Heat operating factors. In addition, QS Energy provided a scaled-down version of the Joule Heat unit for static and flow-through testing at SRI. Testing performed by SRI in September 2015 on a laboratory-scale Joule Heat unit demonstrated the ability of the Joule Heat technology to deliver temperature increases in the laboratory setting.

In 2015, the Company worked in collaboration with Newfield, SRI, Dr. Carl Meinhart, and our manufacturing partner to design and build an AOT prototype unit, for operations in the upstream crude oil pipeline market (“AOT Upstream”), specifically configured for pipeline operating factors observed at Newfield’s Utah site. Our original plan was to retrofit an earlier prototype device previously tested at RMOTC; however, after multiple site visits and discussions with Newfield, it was determined a new, smaller unit, specifically optimized for Newfield operations would be more appropriate for this field test opportunity. We plan to jointly test the AOT Upstream prototype unit under typical upstream commercial pipeline conditions on Newfield’s pipeline in conjunction with the previously installed Joule Heat unit.

In December 2015, we temporarily suspended Joule Heat and AOT Upstream development activities to focus Company resources on finalizing commercial development of the AOT Midstream. Testing terminated at SRI and all prototype equipment was returned to the Company. We currently plan to resume Joule Heat and AOT Upstream development in the fourth quarter of 2016 depending on the availability of sufficient capital and other resources.

In July 2015, the Company formed QS Energy Pool, Inc., a wholly owned subsidiary of QS Energy, Inc., for the sole purpose of taking advantage of asset acquisition opportunities in the oil and gas operations market. QS Energy Pool is specifically targeting the acquisition of one or more operating companies or properties with proven positive cash flow, providing operating income and bottom line revenue which are both accretive to and synergistic with QS Energy, Inc.’s current operations. QS Energy has identified multiple attractive opportunities to acquire producing oil and gas field operations. Our strategy is to acquire producing oil and gas fields with production profiles of at least ten years, proven long-term development rights, and demonstrated positive cash flow at commodity prices as low as $25/barrel of oil and $2.00/MCF of gas. Any such acquisitions would be subject on our ability to obtain acquisition financing under acceptable terms and conditions. We can provide no assurances that such financing would be available to us.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We will need to raise substantial additional capital through 2016, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

There are significant risks associated with our business, our Company and our stock. See “Risk Factors,” below.

Other Recent Developments

On December 1, 2015, QS Energy posted a presentation of its Business Plan on the Company website (qsenergy.com) as announced in a Form 8-K submitted to the SEC on December 1, 2015. A copy of the Company’s Business Plan presentation was attached to the 8-K filing as Exhibit 99.1.

Our Business Strategy

QS Energy intends to continue commercialization and marketing of its current technologies. Our current and primary product portfolio is dedicated to the crude oil production and transportation marketplace, with a specifically-targeted product offering for enhancing the flow-assurance parameters of new and existing pipeline gathering and transmission systems.

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

We believe QS Energy’s technologies will enable the petroleum industry to gain key value advantages boosting profit, while satisfying the needs of regulatory bodies at the same time. In 2014, we installed and operated AOT equipment on one of TransCanada’s North American pipeline, proving our ability to build, deliver and operate our AOT equipment on a high-volume commercial pipeline and key players in the pipeline industry continue to demonstrate strong interest in our technologies.

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

In July 2015, the Company formed QS Energy Pool, Inc., a wholly owned subsidiary of QS Energy, Inc., for the sole purpose of taking advantage of asset acquisition opportunities in the oil and gas operations market. QS Energy Pool is specifically targeting the acquisition of one or more operating companies or properties with proven positive cash flow, providing operating income and bottom line revenue which are both accretive to and synergistic with QS Energy, Inc.’s current operations. QS Energy has identified multiple attractive opportunities to acquire producing oil and gas field operations. Our strategy is to acquire producing oil and gas fields with production profiles of at least ten years, proven long-term development rights, and demonstrated positive cash flow at commodity prices as low as $25/barrel of oil and $2.00/MCF of gas. Any such acquisitions would be subject to our ability to obtain acquisition financing under acceptable terms and conditions. We can provide no assurances that such financing would be available to us.

Market Analysis Overview

The energy sector continues to operate in a period of both rapid change and expansion. Due to the relatively recent and widespread adoption of advanced oilfield drilling and completion technologies, known as enhanced oil recovery (EOR) techniques, enormous reserves of “tight” oil and gas are now recoverable from shale formations throughout North America and the world. This historic surge in upstream crude oil production has resulted in costly and persistent transportation bottlenecks when moving upstream production to downstream storage, offloading facilities and refineries. This persistent and severe industrywide problem is stimulating investments in new and existing pipeline infrastructure and a reliance on less desirable alternate forms of transport, including rail and freight truck.

Since the initial use of EOR or tertiary recovery techniques in the 1970s, oil and gas producers have progressively relied more heavily on the application of gas and chemical injection as well as thermal recovery. These extraction techniques, coupled with a much greater number of new wells in active oilfields, has raised the output of reservoirs by 30 to 60 percent above traditional primary and secondary recovery practices. Due to the rapid adoption of advanced extraction technologies throughout the U.S. energy industry, a 34-year decline in domestic oil and gas production was reversed in 2006. Historically high output from massive shale formations such as North Dakota’s Bakken, Texas’ Eagle Ford and Permian Basin, Colorado’s Green River and Utah’s Uintah Basin continues to the present day.

Other nations with significant exploitable shale formations include Russia, China, Argentina, Libya, Australia, Venezuela, Mexico and dozens of others, providing a ready market for crude oil pipeline optimization technologies as production comes online. All told, the U.S. Energy Information Administration estimates there to be 345 billion barrels of identified and recoverable shale oil worldwide.

Consequently, oil production greatly exceeds the capacity of existing pipelines in the U.S., Canada and many other regions of the world, often resulting in delivery delays to refineries, as well as reliance on less desirable rail and tanker truck transport.

Recently, the softening of oil prices worldwide has incentivized producers and transporters to reduce costs and seek technologies that can provide greater operational efficiencies. AOT and Joule Heat technologies are specifically designed to increase pipeline capacity, while reducing pipeline operating costs and overhead, thereby increasing margins and delivering measurable competitive advantages.

Projected Pipeline Infrastructure Investment

Among the challenges facing the global crude oil production and transportation sectors, few are as intransigent or detrimental to the industry as the transportation bottlenecks and well-to-market delivery delays that are endemic here in North America and overseas. While new pipeline infrastructure projects are underway here in the U.S., Canada and in foreign markets, gaining legislative approval is a lengthy process and their construction is highly capital-intensive.

Although pipelines are by far the safest and most economical transportation method, outmoded pipeline infrastructure constructed primarily in the 1950s and 1960s cannot provide the capacity necessary to move production downstream to storage, refinery and offloading facilities. Consequently, delivery delays to refineries and reliance on less desirable rail and tanker truck transport have increased exponentially since 2008 when the shale boom began in earnest. Data compiled by the U.S. Energy Information Administration, IHS Global and the American Petroleum Institute identify billions in lost revenue opportunities for E&P companies and tax collection agencies in leading oil producing states such as Texas, North Dakota, Alaska, California, Colorado, Wyoming and Utah directly attributable to production takeaway constraints.

As of 2013, the U.S. and Canadian midstream oil market was serviced by a total of 60,911 miles of crude oil pipelines, up 3,448 miles or 6 percent over 2012 and up 11,647 miles or 23 percent over the past decade. Planned midstream pipeline projects are expected to bring an additional 20,000 miles of pipeline capacity over the 5 to 10 years. However, the bulk of the active pipelines in the U.S. were constructed several decades ago, necessitating enormous capital investments to maintain and update the aging pipeline infrastructure. Studies by research firm IHS Global Inc. estimate that between 2014 and 2020, an average of greater than $80 billion will be invested annually in U.S. midstream and downstream petroleum infrastructure.

Despite the recently depressed price level of global oil benchmarks, experts forecast continued growth in crude oil pipeline capital expenditures. For example, a study published by GlobalData in February of this year, ‘North America and Russia to Dominate Global Oil and Gas Pipeline Construction by 2018’, estimates that U.S. oil and gas pipeline capital expenditures for new construction will exceed $500 billion, resulting in the construction of 24,000 miles of new oil and gas pipeline capacity.

QS Energy’s AOT and Joule Heat Technologies are strategically aligned with the major requirements and challenges facing the petroleum pipeline economy.

First, AOT allows the midstream sector to increase capacity while remaining within maximum pressure requirements. The technology can increase capacity for the industry and reduce reliance on truck and train transport, which has often proven inefficient and environmentally hazardous. Second, AOT and Joule Heat help to reduce operating expenses for pipeline operators. These technologies optimize pipeline operating efficiency, which is especially important given the current oil price environment.

Recently, the softening of oil prices worldwide has incentivized producers and transporters to reduce costs and seek technologies that can provide greater operational efficiencies. As noted by industry analysts, the drive to squeeze out better margins began in late 2013 when oil prices fell to the $100 per barrel mark after a price expansion cycle that had been in place since 2000 (“Deloitte: Low Oil Prices Creating Need for More Efficient Operations”, Rigzone.com, February 5, 2015). Capital-intensive extraction techniques necessary for unlocking tight oil and gas have boosted costs across the industry since the shale boom began in earnest in 2008, and today’s low spot prices have caused for upstream and midstream operators to aggressively reduce overhead.

In answer to the energy industry’s pressing challenges, QS Energy is commercializing cost-efficient solutions for increasing the capacity of existing and new pipeline gathering and transmission systems, capable of reducing operational overhead, increasing margins and delivering measurable competitive advantages.

Target Markets

The oil and gas sector market can be segmented into three primary categories: Upstream Producers, Midstream Transporters and Downstream Refiners:

•	The Upstream segment is involved in the exploration and production (E&P) of oil and gas.
•	Midstream companies and partnerships transport oil and gas to markets via pipelines, rail and shipping, and provide storage in the field and at the destination location.
•	The Downstream sector refines oil and gas into finished products and, in cooperation with manufacturers and retailers, markets and distributes fuels and other refined petroleum products.

Upstream Producers

The Upstream segment has the greatest exposure to commodity prices. When prices fall as has been the case recently, they feel the brunt of this realignment. They also have the most to gain from additional flow throughput capacity and therefore would see immediate benefit from QS Energy’s AOT and Joule Heat solutions.

This sector is typically nimble and faces few barriers to entry. With clear financial upside for every additional barrel of crude oil that they are able to transport, these companies are often open to new and innovative technology capable of providing greater efficiencies, lower costs and improved cash flow. Upstream producers physically move the most volume of product. They are customers to the Midstream transporters and enter into long-term contractual shipping obligations (tariff-based transportation contracts) with Midstream transporters to secure the movement of product from their fields to the refiners and markets downstream.

Producers make the spot market price for every barrel delivered to refinery, minus the transport costs, tariffs, and marketing discounts associated with bringing the product to market. A rough rule of thumb for this market is that the further away they are from the refinery, the higher the transport costs to deliver the product. Discussions with Upstream entities has uncovered strong interest in solutions that unlock chokepoints from their field equipment to the transmission line loading terminals through viscosity reduction (AOT) and optimizing flow by directly heating feedstock (Joule Heat). In addition, this group would also benefit from transporters implementing our AOT transmission-line series due to its ability to increase the overall flow capacity of pipelines transporting product from loading terminals to market.

Midstream entities transport the bulk of the world’s crude oil output via the 400,000 miles of crude oil pipelines globally. Domestically, they deliver a large percentage of the U.S. daily production of 9.2 million barrels per day through 160,000 miles of crude pipelines. Midstream operators represent a strong and ready market for both AOT and Joule Heat, and field test deployments for both solutions are underway.

The pipeline transport operators’ business model is to charge a tariff to transport each barrel of oil through their pipeline. Due to the high daily volume of oil being transported and its value as a commodity, even incremental performance efficiencies can drive significant reductions in overhead reduction and increases in toll revenues.

The potential benefits of the AOT and Joule Heat technologies include increased flow, reduced pipeline operating pressure and reduced friction losses and friction-induced heat build-up, providing economic benefits through increased capacity and toll rate income, and regulatory benefits through reductions in BTU per ton-mile, off-gassing and reduced carbon emissions (CO2).

Midstream Gathering Transporters

A subset of the Midstream transporters sector is the gathering line operators, this group often functions as a part of the Upstream producers’ operations, or within the Midstream transporter’s operations. Midstream gathering lines are the regional transportation infrastructure that connect Upstream oilfield gathering lines to Midstream long distance main trunk lines. Typically, these pipelines are of a relatively short length (20-100 miles) and have diameters between 6” and 12”, and could benefit from our smaller, lower cost AOT Upstream technology.

Downstream Refineries / Offloading Facilities

The third market category of the industry that can potentially benefit from our technologies consists of downstream refineries and rail, truck and marine offloading facilities. AOT viscosity reduction and Joule Heat technologies have the potential to benefit the Downstream market sector through reduced reliance on chemical based flow assurance additives, reduced friction from turbulent pipelines, reduced volatility, and subsequent evaporation mitigation practices and hardware requirements as mandated by the U.S. Environmental Protection Agency.

Our Products and Technology

AOT Commercial Products

Beginning in the second quarter of 2012, the Company began the design and engineering efforts required to transition from prototype testing to full-scale commercial unit production. The Company established its supply chain, designs, drawings, engineering, certifications and specifications to comply with the engineering audit processes as dictated by the energy industry regulation processes and North American regulatory bodies. We have built, delivered and tested, under limited duration and conditions, AOT equipment on a high-volume commercial pipeline. We have not proven the commercial viability of this product. Please see “ITEM 1A, Risk Factors”, for a discussion associated with the commercial viability of our products.

The first commercial deployment of AOT occurred on the Keystone Pipeline in Udall, Kansas in May 2014, utilizing four AOT pressure vessels in a parallel “4-Pack” configuration for a cumulative capacity of 600,000 barrels per day. This system was operated under normal pipeline operating conditions as reported in the ATS RheoSystems field test summary report dated February 5, 2015. A copy of the ATS summary report is available on the Company website at: https://wsenergy.box.com/ATS-AOT-SummaryRpt. See section titled “Laboratory and Scientific Testing” below for more information on test procedures and results. Subsequent to testing and termination of the TransCanada lease, the AOT 4-Pack was uninstalled and reconfigured for deployment as four individual AOT units.

Our second AOT commercial installation was a single AOT deployment initially installed in March 2015 on the Kinder Morgan Crude & Condensate pipeline, which provides takeaway capacity for the Eagle Ford Shale in South Texas, primarily delivering crude oil condensate. Testing and re-engineering of this unit continued through the remainder of 2015, specifically addressing issues experienced treating crude oil condensate, resulting in a value-engineered unit which was delivered to and installed on the Kinder Morgan condensate pipeline in February 2016, with testing scheduled to begin in March 2016.

The Company continues to optimize and value engineer its AOT product line, targeting both Midstream and Upstream markets. In 2016, the Company plans to focus its efforts and resources on finalizing commercialization of the AOT Midstream product line. Development efforts of the AOT Upstream product was temporarily suspended in December 2015. We currently plan to resume AOT Upstream development in the fourth quarter of 2016 depending on the availability of sufficient capital and other resources.

Joule Heat Product Development

The Company began development its Joule Heat product in 2014, based around the new electrical heat system which reduces oil viscosity through a process known as joule heat, specifically targeting the upstream crude oil transportation market. The Company is designing and optimizing the Joule Heat technology for the upstream oil transportation market. The Company’s first Joule Heat prototype was installed for testing purposes under a joint development agreement with Newfield Exploration Company in June 2015 and the system is operational; however, changes to the prototype configuration will be required to determine commercial effectiveness of this unit. In December 2015, we temporarily suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT Midstream. We currently plan to resume Joule Heat development in the fourth quarter of 2016 depending on the availability of sufficient capital and other resources.

AOT Commercial Supply Chain

The Company has developed a well-established supply chain for fabrication of the commercial AOT and Joule Heat devices. The supply chain consists of multiple component suppliers and manufacturing companies engaged under Independent Contractor Agreements according to their respective fields of expertise. The supply chain entities have been chosen for their ability to work collaboratively with QS Energy and for their existing relationships with current and potential future customers of QS Energy technologies. The external components such as pressure vessels, inlet and outlet piping header systems, personnel and equipment shelters are manufactured under contract with Power Service Inc. with offices in Wyoming, Utah, Colorado, Montana, North Dakota, and Texas. Internal components such as grid packs, electrical connections and other machined parts are manufactured by Industrial Screen and Maintenance, with offices in Wyoming and Colorado. All equipment is manufactured in the United States of America, using only approved raw materials and vendors for quality control and import/export compliance purposes and meet the certifications and specifications as dictated by our customers and their independent oversight and auditing authorities.

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

AOT Intellectual Property

The Company began its own independent audit process for the updating of its intellectual property portfolio in 2012. The goal of this process was to streamline unnecessary legacy items left over from prior management, consolidate efforts to countries and regions of interest and retire items that were no longer valid or had been replaced with new intellectual property developments. In 2013, the Company retained the law firm of Jones Walker LLP, with operations based in Houston, Texas and began consolidation and streamlining efforts to manage intellectual properties. Since that time, QS Energy has filed two additional provisional patents related to our technologies’ method and apparatus.

QS Energy is currently maintaining and licensing from Temple University 47 domestic and international patents, which have either been granted or have been published and are pending subject to final approval by the respective patent agency. Each of these intellectual properties are related to QS Energy’s AOT, Joule Heat and Fuel Injector technologies. The AOT and Joule Heat technologies are being actively developed and marketed by the Company. Active development of QS Energy’s fuel injector technology was suspended in 2013, but the Company continues to maintain a license agreement with Temple University with respect to the underlying patents, and is considering its options to re-start commercialization, sublicense the technology, or terminate the fuel injector license agreement with Temple. For details of the licensing agreements with Temple University, see Financial Statements attached hereto, Note 6. Please see ITEM 1A, Risk Factors below for a discussion of risks associated with these intellectual properties.

Summary of QS Energy Patents Granted and Pending
Description of Patent	Technology	Granted	Pending	Total
Device for Saving Fuel and Reducing Emissions	Fuel Injector	9	5	14
Electric-Field Assisted Fuel Atomization System and Method of Use	Fuel Injector	4	3	7
Method and Apparatus for Treatment of a Fluid	AOT	7	6	13
Increasing Fluidity of a Flowing Fluid	AOT	1	–	1
Electrical Interconnect and Method	AOT, Joule Heat	–	1	1
Joule Heating Apparatus and Method	Joule Heat	–	1	1
Apparatus and Method for Reducing Viscosity	AOT	–	2	2
Method for Reduction for Crude Oil Viscosity	AOT	6	2	8
		27	20	47

A brief description of each of these patents is as follows:

Device for Saving Fuel and Reducing Emissions

•	This patent is related to QS Energy’s fuel injector technology.
•	Owned by QS Energy.
•	A copy of the U.S. patent can be found at https://www.google.com/patents/US6901917

Electric-Field Assisted Fuel Atomization System and Method of Use

•	This patent is related to QS Energy’s fuel injector technology.
•	Owned by Temple University; licensed to QS Energy under an exclusive worldwide license agreement.
•	A copy of the published, pending U.S. patent can be found at https://www.google.com/patents/US20100024783

Method and Apparatus for Treatment of a Fluid

•	This patent is related to QS Energy’s AOT technology.
•	Owned by Temple University; licensed to QS Energy under an exclusive worldwide license agreement.
•	A copy of the U.S. patent can be found at https://www.google.com/patents/US8173023

Increasing Fluidity of a Flowing Fluid

•	This patent is related to QS Energy’s AOT technology.
•	Owned by QS Energy.
•	A copy of the U.S. patent can be found at https://www.google.com/patents/US8616239

Electrical Interconnect and Method

•	This patent has applications in both QS Energy’s AOT and Joule Heat technologies.
•	Owned by QS Energy.
•	A copy of the published, pending U.S. application can be found at https://www.google.com/patents/US20150184887

Joule Heating Apparatus and Method

•	This patent is related to QS Energy’s Joule Heat technology.
•	Owned by QS Energy.
•	A copy of the published, pending U.S. application can be found at https://www.google.com/patents/US20150163858

Apparatus and Method for Reducing Viscosity

•	This patent is related to QS Energy’s AOT technology.
•	Owned by QS Energy.
•	A copy of the published, pending U.S. application can be found at https://www.google.com/patents/US20140318946

Method for Reduction for Crude Oil Viscosity

•	This patent is related to QS Energy’s AOT technology.
•	Owned by Temple University; licensed to QS Energy under an exclusive worldwide license agreement.
•	A copy of the U.S. patent can be found at http://www.google.com/patents/US8156954

Current Business Status

We are subject to non-disclosure agreements with national and multi-national upstream and midstream energy production and transportation companies throughout the USA and overseas for evaluation, testing and analysis of our AOT products' value to their systems. The Company has non-disclosure agreements in place with companies located on the following continents:

North America

Europe

Africa

Asia

Australia

Many of these companies have further demonstrated interest in our technology by electing to send crude oil samples to Temple University to test the potential efficacy of AOT technology on oils typical to their operations, results of which are used to provide detailed benefits analysis and determine baseline AOT configurations optimized for each company’s unique operating conditions. Oil samples tested under these non-disclosure agreements include: African crude oil; refinery fuels; black wax and yellow wax crudes from the Uintah Basin; #2 diesel fuel; ultra-low sulfur diesel; Central California crude oil; crude oil condensate; and sour crude oil. Results of laboratory these tests vary greatly depending on properties of the oil samples (viscosity, water content, particulate matter, etc.), and pipeline operating characteristics (oil temperature, flow rate, etc.). All samples tested demonstrated viscosity reductions, with half of the samples measuring viscosity reductions for 40% or more; one quarter of the samples measuring viscosity reductions ranging from 15% to 25%; and one quarter of the samples measuring viscosity reduction ranging from 4% to 6%.

The Company is currently in negotiations with a large crude oil and transportation company with operations in the Southern United States and gulf coast region. Temple University has tested multiple oil samples provided under a non-disclosure agreement, demonstrating viscosity reductions up to 46% in a laboratory setting.

A Company affiliate, Energy Tech Africa, is actively marketing AOT technology in Africa and the Middle East. During the first and second quarters of 2015, oil samples from a Middle Eastern oil company were provided under non-disclosure to Temple University for testing. These tests demonstrated AOT viscosity reductions of 20% to 35% in a laboratory setting. Discussions with this Middle East oil company are ongoing.

Through its affiliation with Norrønt, the Company is currently in the process of negotiating a collaboration agreement with three Norwegian based oil companies as well as a potential research grant with the Norwegian Research Council.

The Company is currently in discussions regarding AOT technologies with eight additional top-tier national and multi-national oil and gas companies.

Laboratory and Scientific Testing

From 2010 through 2013, the Company worked with the U.S. Department of Energy (“US DOE”) to test its technology at the Department of Energy’s Rocky Mountain Oilfield Testing Center (“RMOTC”), near Casper, Wyoming.  This third-party testing independently verified the efficacy of the Company’s technology operating in a controlled facility, using commercial-scale prototype of our AOT equipment. These tests were summarized in the US DOE Rocky Mountain Oilfield Test Center report dated April 4, 2012 (“ROMRC Report”), which reported AOT measured pressure loss reduction of 40% (RMOTC Report, Fig. 1, page 4) and viscosity reduction of 40% (RMOTC Report, Fig. 2, page 4); and reported observed reductions in line-loss and gains in pump operation efficiency across the entire length of the 4.4-mile test pipeline. A copy of the RMOTC April 4, 2012 Report is available on the Company website at: https://qsenergy.box.com/DOE-STWA-RMOTC-Report. A subsequent long-duration (24-hour) test at the RMOTC facility tested the effectiveness of AOT in treating oil overnight, as pipeline oil temperatures and viscosities drop. In its report dated May 3, 2012 to May 4, 2012, US DOE engineers recorded 56% reduction in viscosity of the AOT-treated oil versus untreated oil, with AOT effectively stabilizing oil viscosity throughout the overnight run despite dropping temperatures. A copy of the RMOTC May 3, 2012 to May 4, 2012 report is available on the Company website at: https://qsenergy.box.com/DOE-STWA-RMOTC-Overnight.

Laboratory testing of our AOT technology has been conducted by Dr. Rongjia Tao.  Testing of the technology as applied to crude oil extraction and transmission has been conducted at Temple University in their Physics Department, in addition to the US DOE, at their Rocky Mountain Oilfield Testing Center, located on the Naval Petroleum Reserve #3 Teapot Dome Oilfield, north of Casper, Wyoming. In addition, a group led by Dr. Rongjia Tao, Chairman, Department of Physics of Temple University conducted experiments, using the laboratory-scale Applied Oil Technology apparatus at the National Institute of Standards and Technology (NIST) Center for Neutron Research (CNR). NIST is an agency of the U.S. Department of Commerce, founded in 1901 in Gaithersburg, Maryland.

Independent laboratory testing was also conducted as a collaborative effort by Temple University and PetroChina Pipeline R&D Center (“PetroChina”) in 2012. In its report dated June 26, 2012 (“PetroChina Report”), PetroChina concluded, “The above series of tests show that it is very effective to use AOT to reduce the viscosity of crude oil. We can see that AOT has significantly reduced the viscosity of Daqing crude oil, Changqing crude oil, and Venezuela crude oil, and greatly improved its flow rate.” (PetroChina Report, page 15). A copy of the PetroChina Report is available online at: https://qsenergy.box.com/PetroChina-STWA-Report

As previously reported in 2014, QS Energy installed and tested its commercial AOT equipment, leased and operated by TransCanada on TransCanada’s high-volume Keystone pipeline operation.  The first full test of the AOT equipment on the Keystone pipeline was performed in July 2014, with preliminary data analyzed and reported by Dr. Rongjia Tao of Temple University. Upon review of the July 2014 test results and preliminary report by Dr. Tao, QS Energy and TransCanada mutually agreed that this initial test was flawed due to, among other factors, the short term nature of the test, the inability to isolate certain independent pipeline operating factors such as fluctuations in upstream pump station pressures, and limitations of the AOT device to produce a sufficient electric field to optimize viscosity reduction.  Although Dr. Tao’s preliminary report indicated promising results, QS Energy and TransCanada mutually agreed that no conclusions could be reliably reached from the July 2014 test or from Dr. Tao’s preliminary report. As a result of this test, the Company modified its testing protocols and contracted with an independent laboratory, ATS RheoSystems, a division of CANNON (“ATS”), to perform follow-up tests at the TransCanada facility. This independent laboratory performed viscosity measurements at the TransCanada facility during subsequent testing in September 2014. As detailed in its field test report dated October 6, 2014, ATS measured AOT viscosity reductions of 8% to 23% depending on flow rates and crude oil types in transit. Over the duration of a 24-hour test intended to measure the recovery of the AOT treated oil from its reduced-viscosity treated state to its original pre-treated viscosity, ATS measured viscosity reductions of 23% three hours after treatment and 11% thirteen hours after treatment, with the crude oil returning to its untreated state approximately twenty-two hours after treatment. In its summary report dated February 5, 2015, ATS concluded that i) data indicated a decrease in viscosity of crude oil flowing through the TransCanada pipeline due to AOT treatment of the crude oil; and ii) the power supply installed on our equipment would need to be increased to maximize reduction in viscosity and take full advantage of the AOT technology.  A copy of the ATS summary report dated February 5, 2015 is available on the Company website at: https://qsenergy.box.com/ATS-AOT-SummaryRpt. A copy of the ATS field test report dated October 6, 2014, with certain confidential information redacted, is available on the Company website at: https://qsenergy.box.com/ATS-AOT-Detailed-Report.

Although, as reported by ATS, the efficacy of the AOT technology operated in the TransCanada field test was constrained due to limitations of the electric field applied by that unit’s power supply, subsequent analysis by QS Energy personnel of ATS test results compared against laboratory tests performed at Temple University on oil samples provided by TransCanada revealed a single test run in which the electric field generated by the AOT was sufficient to fully treat the oil given operating conditions at the time of the test. In this test run, ATS measured a 23% reduction in viscosity three hours after AOT treatment. Laboratory tests at Temple University performed on a sample of crude oil provided by TransCanada of the same type treated in that specific field test measured a 27% reduction in viscosity in the laboratory immediately following treatment. Allowing for the actual three-hour of recovery time of the field test measurement, the resulting field test viscosity reduction of 23% correlates very well to the 27% viscosity reduction achieved in the laboratory setting.

Due to the small sample size of tests performed during the TransCanada field test, results reported by ATS are statistically inconclusive and cannot be relied upon to provide proof of AOT efficacy. While more testing is required to establish the efficacy of our AOT technology, we are encouraged by the findings of our independent research laboratory and the results of subsequent comparative analysis of data collected under laboratory and commercial operating conditions. We look forward to further development and commercialization of our technology. The TransCanada Lease was terminated by TransCanada, effective October 15, 2014. The Company has modified the design of the AOT power supply such that future installations of the AOT device are expected to achieve sufficient electric field to optimize viscosity reduction.

The Company contracted Southern Research Company (“SRI”) in 2015 to perform independent laboratory tests on its prototype Joule Heat units AOT Upstream units. SRI performed tests on a prototype Joule Heat unit in September 2015, which showed promising results in which the Joule Heat prototype was observed to increase crude oil temperatures. In December 2015, we temporarily suspended Joule Heat and AOT Upstream development activities to focus Company resources on finalizing commercial development of the AOT Midstream. Testing terminated at SRI and all prototype equipment was returned to the Company. We currently plan to resume Joule Heat and AOT Upstream development in the fourth quarter of 2016 depending on the availability of sufficient capital and other resources.

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

Employees

As of December 31, 2015, the Company had three (3) full-time employees. As of such date, we also utilized the services of six part-time consultants to assist us with various matters, including engineering, logistics, investor relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A. Risk Factors

We have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated insignificant revenues from operations in late 2006 and subsequently did not generate any revenues until 2014 and we have incurred recurring net losses every year since our inception in 1998. For the fiscal years ended December 31, 2015, 2014, and 2013 we had net losses of $4,228,954, $4,006,335, and $10,657,009 respectively.  To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our debt and equity securities for cash.  We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the Company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 15, 2016, our independent auditors stated that our consolidated financial statements for the year ended December 31, 2015 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring net losses and accumulated deficit from operations since inception. We had an accumulated deficit of $101,274,152 as of December 31, 2015. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations since our inception in February 1998 and have relied on external sources of capital to fund operations. We had $349,186 in cash at December 31, 2015 and negative cash flow from operations of $2,595,457 for the year ended December 31, 2015.

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

As of December 31, 2015 and thereafter, our expenses ran, and are expected to continue to run, at an approximate “cash burn rate” of $120,000 per month, which amount could increase during 2016. In order to fund our capital needs, we conducted private offerings of our securities in 2013, 2014 and 2015.   While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that an equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.

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

The commercial viability of QS Energy’s technologies remains largely unproven and we may not be able to attract customers.

Despite the fact that we leased AOT equipment in 2014 to a major oil pipeline operator and tested the equipment on their high-volume pipeline under normal operating conditions, have entered into a lease agreement with a second major oil pipeline operator to operate and test AOT equipment in 2015, and initiated testing of our Joule Heat technology in laboratory and commercial operating conditions in 2015, the commercial viability of our devices is not known at this time. If commercial opportunities are not realized from the use of products incorporating the AOT and Joule Heat technologies, our ability to generate revenue would be adversely affected.  There can be no assurances that we will be successful in marketing our products, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of our products will significantly and negatively impact our financial condition. There can be no assurances that we will be successful in marketing our products, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of our products will significantly and negatively impact our financial condition.

If our products and services do not gain market acceptance, it is unlikely that we will become profitable.

At this time, our technology is commercially unproven, and the use of our technology by others is limited. Specific examples of use to date include:

•	Temple University, testing, research and joint development;
•	U.S. Department of Energy Rocky Mountain Oilfield Testing Center, testing and research;
•	PetroChina Pipeline R&D Center, testing and research;
•	TransCanada, testing;
•	Kinder Morgan Crude and Condensate, testing, possible conversion to commercial use;
•	Newfield Exploration Company, testing and joint development;

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

The shares of our common stock are thinly-traded on the OTCQX marketplace and the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company engaged in a high risk business which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that can generate or influence daily trading volume and valuation. Should we even come to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous trading without negatively impacting share price. We cannot provide any assurance that a broader or more active public trading market for shares of our common stock will develop or be sustained.  Due to these conditions, we cannot give any assurance that shareholders will be able to sell their shares at or near bid prices or at all.

The market price of our stock is volatile.

The market price for our common stock has been volatile during the last year, ranging from a closing price of $0.50 on March 17, 2015 to a closing price of $0.16 on December 22, 2015, and a closing price of $0.19 on March 4, 2016. Additionally, the price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including, developments with respect to patents or proprietary rights, announcements of technological innovations by us or our competitors, announcements of new products or new contracts by us or our competitors, actual or anticipated variations in our operating results due to the level of development expenses and other factors, changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates, conditions and trends in our industry, new accounting standards, general economic, political and market conditions and other factors.

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

We may not be successful in identifying, making, financing and integrating acquisitions.

A component of our business strategy is to make selective acquisitions that will strengthen our core services or presence in selected markets. The success of this strategy will depend, among other things, on our ability to identify suitable acquisition candidates, to obtain acceptable financing, to timely and successfully integrate acquired businesses or assets and to retain the key personnel and the customer base of acquired businesses. Any future acquisitions could present a number of risks, including but not limited to:

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

Total rent expense under these leases in effect during the years ended December 31, 2015, 2014, and 2013, was $69,960, $81,851, and $160,535, respectively which are included as part of Operating Expenses in the attached consolidated statements of operations. Remaining minimum lease commitments under the non-cancellable office lease at December 31, 2015 were $180,730 through the end of 2018. The following is a schedule by years of future minimum rental payments required under the non-cancellable office leases as of December 31, 2015.

Year ending	Non-cancellable
December 31,	Office Leases
2016	$69,960
2017	69,960
2018	40,810
Total	$180,730

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Through May 21, 2007, our common stock was traded on the Over the Counter Bulletin Board (the “OTCBB” under the symbol “ZERO”. Effective May 22, 2007, our common stock was removed from the OTCBB and placed on the “Pink Sheets”. Effective February 8, 2010, our common stock was reinstated and currently trades on the OTCBB. On October 30, 2014, our common stock was listed for trading on the OTCQX marketplace under the symbol “ZERO”. Effective August 11, 2015, the Company changed its name to QS Energy, Inc., and changed its trading symbol to “QSEP”. The following table sets forth the high and low bid prices of the Company’s common stock for the quarters indicated as quoted on the OTCBB or OTCQX, as applicable, as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2015		2014		2013
	High	Low	High	Low	High	Low
First Quarter	$0.51	$0.34	$1.12	$0.76	$1.13	$0.77
Second Quarter	$0.47	$0.30	$0.89	$0.64	$1.50	$0.77
Third Quarter	$0.38	$0.15	$0.84	$0.50	$1.88	$1.05
Fourth Quarter	$0.34	$0.13	$0.74	$0.34	$1.39	$0.83

According to the records of our transfer agent, we had approximately 1,009 stockholders of record of our common stock at March 4, 2016. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Stock Performance Graph and Cumulative Total Return

The graph below shows the cumulative total stockholder return assuming the investment of $100 on the date specified (and the reinvestment of dividends thereafter) in each of QS Energy common stock (symbol QSEP), the NASDAQ Composite Total Returns, and the S&P Oil & Gas Equipment & Services Index. The stock performance graph does not include QS Energy’s peer group because peer group information is represented and included in the S&P Oil & Gas Equipment & Services Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 31, 2010 – December 31, 2015

	12/2010	12/2011	12/2012	12/2013	12/2014	12/2015
QS Energy, Inc.	100.00	68.52	181.48	198.15	87.04	35.19
NASDAQ Composite Total Returns	100.00	99.17	116.48	163.21	187.27	200.31
S&P 500 Oil & Gas Equipment & Services Index	100.00	88.32	88.32	115.39	106.39	86.14

Issuances of Unregistered Securities in Current Fiscal Year and Prior Fiscal Year

During the year ended December 31, 2015, the Company issued an aggregate of 2,803,333 shares of its common stock as follows:

•	On January 12, 2015, the Company issued 200,000 shares of its common stock to the holder of a warrant upon exercise of the warrant at a price of $0.25 per share with proceeds of $50,000.

•	The Company issued 2,603,333 shares of its common stock valued at $668,800 at conversion prices of $0.10-$0.48 per share upon voluntary conversion of certain of the Company’s convertible promissory notes as follows:

Shares of Common Stock Issued in Year Ended December 31,2015

Date of Issuance	Principal and Interest Converted to Common Stock	Conversion Price	Shares of Common Stock Issued
1/7/2015	$52,800	$0.48	110,000
6/22/2015	$385,000	$0.30	1,283,333
6/30/2015	$165,000	$0.30	550,000
12/15/2015	$55,000	$0.10	550,000
12/15/2015	$5,500	$0.10	55,000
12/15/2015	$5,500	$0.10	55,000

Total, 2015	$668,800	$0.26	2,603,333

•	The Company issued convertible notes in aggregate value of $726,000 for net proceeds of $660,000, convertible into 3,593,333 shares in common stock of the Company at a conversion prices of $0.10-$0.30 per share, and in connection with these notes, issued warrants to purchase 1,796,667 shares of common stock of the Company at exercise prices of $0.10-$0.30 per share and expiring one year from the date of issuance, as follows:

Convertible Notes Issued in Year Ended December 31,2015

Date of Issuance	Cash Proceeds	Face Value of Note	Conversion Price	Convertible to Shares of Common Stock	Warrants to Purchase Common Stock	Warrant Exercise Price	Warrant Expiration Date
5/27/2015	$350,000	$385,000	$0.30	1,283,333	641,667	$0.30	5/27/2016
6/3/2015	$150,000	$165,000	$0.30	550,000	275,000	$0.30	6/3/2016
12/1/2015	$50,000	$55,000	$0.10	550,000	275,000	$0.10	12/1/2016
12/7/2015	$5,000	$5,500	$0.10	55,000	27,500	$0.10	12/7/2016
12/2/2015	$5,000	$5,500	$0.10	55,000	27,500	$0.10	12/2/2016
11/16/2015	$30,000	$33,000	$0.10	330,000	165,000	$0.10	11/16/2016
12/28/2015	$70,000	$77,000	$0.10	770,000	385,000	$0.10	12/28/2016
Total, 2015	$660,000	$726,000	$0.20	3,593,333	1,796,667	$0.20

During the year ended December 31, 2014, the Company issued an aggregate of 4,785,427 shares of its common stock as follows:

•	In January and February 2014, warrants to acquire 4,690,947 shares of common stock were exercised resulting in gross proceeds of $1,407,284. Each of these warrants had been issued in connection with convertible notes issued in January and February 2012 as previously reported in the Company’s SEC Form 8-K filings submitted on January 23, 2012 and February 8, 2012. The offering documents were attached as exhibits to the aforementioned 8-K filings. Included in the exercise of these warrants was the issuance of 100,000 shares of common stock valued at $30,000 and accounted for as partial settlement of unpaid fees recorded in prior years. As a result, the aggregate net proceeds received amounted to $1,377,284.

•	In February 2014, options to purchase 20,000 shares of common stock at an exercise price of $0.30 per share were exercised resulting in proceeds of $6,000. These options had been issued to an employee in May 2012.

•	The Company issued 74,480 shares of its common stock in exchange for conversion of $35,750 of Convertible Notes pursuant to the convertible notes at a conversion price of $0.48 per share, as follows:

Shares of Common Stock Issued in Year Ended December 31,2014

Date of Issuance	Principal and Interest Converted to Common Stock	Conversion Price	Shares of Common Stock Issued
12/8/2014	$11,000	$0.48	22,917
12/8/2014	$11,000	$0.48	22,917
12/8/2014	$13,750	$0.48	28,646
Total, 2014	$35,750	$0.48	74,480

•	The Company issued convertible notes in aggregate value of $280,390 for net proceeds of $254,900, convertible into 584,147 shares in common stock of the Company at a conversion price of $0.48 per share, and in connection with these notes, issued warrants to purchase 146,037 shares of common stock of the Company at an exercise price of $0.48 per share and expiring one year from the date of issuance, as follows:

Convertible Notes Issued in Year Ended December 31,2014

Date of Issuance	Cash Proceeds	Face Value of Note	Conversion Price	Convertible to Shares of Common Stock	Warrants to Purchase Common Stock	Warrant Exercise Price	Warrant Expiration Date
10/5/2014	$10,000	$11,000	$0.48	22,917	5,729	$0.48	10/5/2015
9/30/2014	$14,400	$15,840	$0.48	33,000	8,250	$0.48	9/30/2015
10/8/2014	$10,000	$11,000	$0.48	22,917	5,729	$0.48	10/8/2015
10/9/2014	$48,000	$52,800	$0.48	110,000	27,500	$0.48	10/9/2015
10/14/2014	$10,000	$11,000	$0.48	22,917	5,729	$0.48	10/14/2015
10/29/2014	$12,500	$13,750	$0.48	28,646	7,162	$0.48	10/29/2015
12/11/2014	$150,000	$165,000	$0.48	343,750	85,938	$0.48	12/11/2015
Total, 2014	$254,900	$280,390	$0.48	584,147	146,037	$0.48

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Regulation S promulgated thereunder, in that the sales were made without general advertising or solicitation in non-public offerings to accredited U.S. investors and/or to non-U.S. investors in transactions outside the United States. The above described shares of common stock, convertible notes and warrants were issued by the Company in furtherance of the terms and conditions of each such instrument, forms of which are attached to this form 10-K as Exhibits 10.117, 10.118 and 10.119.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and management’s discussion and analysis included elsewhere in this Form 10-K annual report and in our annual reports that have been filed for the prior years presented.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended December 31,
	2015	2014	2013	2012	2011
Net sales	$–	$240,000	$–	$–	$–
Costs and Expenses
Operating expenses	2,915,369	3,284,666	11,884,775	7,187,970	6,698,981
Research and development expenses	577,501	893,452	2,011,486	963,184	1,318,783
Loss before other income (expense)	(3,492,870)	(3,938,118)	(13,896,261)	(8,151,154)	(8,017,764)
Other income (expense)
Interest and financing expense	(747,342)	(39,619)	(260)	(3,627,732)	(5,084,253)
Change in fair value of derivative liabilities	–	–	(220,614)	(4,023,094)	2,021,536
Gain on extinguishment of derivative liabilities	–	–	3,441,752	2,445,095	–
Other income (expense)	11,258	(28,598)	18,374	264,498	223,934
Net loss	(4,228,954)	(4,006,335)	(10,657,009)	(13,092,387)	(10,856,547)
Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.10)	$(0.10)
Weighted average common shares outstanding, basic and diluted	182,267,719	180,386,712	160,958,284	128,667,391	104,103,109

CONSOLIDATED BALANCE SHEET

	Year ending December 31,
Assets	2015	2014	2013	2012	2011
Cash	$349,186	$2,247,557	$4,137,068	$1,601,791	$617,797
Property and Equipment, net of accumulated depreciation	21,798	21,946	35,771	55,674	75,609
Other assets	57,076	78,055	62,760	50,462	88,237
Total assets	$428,060	$2,347,558	$4,235,599	$1,707,927	$781,643
Liabilities
Accounts payable and accrued expenses	$988,085	$840,048	$1,160,283	$1,384,309	$2,074,244
Convertible debentures, net of discount	222,195	139,098	–	–	169,542
Fair value of derivative liabilities	–	–	–	3,221,138	1,643,139
Total Liabilities	$1,210,280	$979,146	$1,160,283	$4,605,447	$3,886,925

Stockholders’ equity (deficiency)	(782,220)	1,368,412	3,075,316	(2,897,520)	(3,105,282)
Total liabilities and stockholders’ equity	$428,060	$2,347,558	$4,235,599	$1,707,927	$781,643

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in Item 7 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-K, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2015, and we undertake no duty to update this information.

Overview

In the second quarter of 2014, we reached a major milestone in the Company’s evolution, generating revenues from our AOT technology for the first time since our inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2016.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2015 and will need to raise substantial additional capital in 2016, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation

Revenue Comparison, 2015 and 2014

The Company had no revenues in the fiscal year ended 2015. The Company recognized $240,000 in revenues in the fiscal year ended December 31, 2014 pursuant to the lease of the AOT Equipment by TransCanada.

Operating Expense Comparison, 2015 and 2014

Operating expenses were $2,915,369 for the fiscal year ended December 31, 2015, compared to $3,284,666 for the fiscal year ended December 31, 2014, a decrease of $369,297. This decrease was attributable to decreases in non-cash expenses of $2,912 and cash expenses of $365,585. Specifically, the decrease in non-cash expenses is attributable to a decrease in valuation of warrants and options issued to employees, directors and consultants of $2,149, and a decrease in depreciation of $763. The decrease in cash expenses is attributable to decreases in salaries and benefits of $227,635, consulting fees of $81,397, rents, utilities and maintenance of $5,920, travel expenses of $39,917, offset by an increase in general operating expenses of $7,322.

Research and development expenses were $577,501 for the fiscal year ended December 31, 2015, compared to $893,452 for the fiscal year ended December 31, 2014, a decrease of $315,951. This decrease is attributable to decreases in product prototype development costs of $216,657 and general testing and development costs of $34,587, and licensing and research fees of $64,707.

Other income was $11,258 for the fiscal year ended December 31, 2015, compared to an expense of $28,598 for the fiscal year ended December 31, 2014, an increase of $9,758. This increase is attributable to an increase in gain from disposition of fixed assets of $9,758.

Interest expenses were $747,342 for the fiscal year ended December 31, 2015, compared to $39,619 for the fiscal year ended December 31, 2014, an increase of $707,723. This increase is attributable to an increase in non-cash interest and financing expense of $707,723.

We had a net loss of $4,228,954 or $0.02 loss per share for the fiscal year ended December 31, 2015 compared to a net loss of $4,006,335 or $0.02 loss per share for the fiscal year ended December 31, 2014.

Revenue Comparison, 2014 and 2013

The Company recognized $240,000 in revenues in the fiscal year ended December 31, 2014 pursuant to the lease of the AOT Equipment by TransCanada. There were no similar transactions during the fiscal year ended December 31, 2013.

Operating Expense Comparison, 2014 and 2013

Operating expenses were $3,284,666 for the fiscal year ended December 31, 2014, compared to $11,884,775 for the fiscal year ended December 31, 2013, a decrease of $8,600,109. This decrease is attributable to decreases in non-cash expenses of $7,298,848 and cash expenses of $1,301,261. Specifically, the decrease in non-cash expenses is attributable to a $3,108,351 decrease in settlements paid through issuance of stock, a decrease in valuation of warrants, options and common stock issued to employees, directors and consultants of $4,183,923, and a decrease in depreciation of $6,574. The decrease in cash expenses is attributable to decreases in salaries and benefits of $774,820, consulting fees of $196,630, rents, utilities and maintenance of $109,770, travel expenses of $12,123 and general operating expenses of $207,918.

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

Interest expenses were $39,619 for the fiscal year ended December 31, 2014, compared to $260 for the fiscal year ended December 31, 2013, an increase of $39,359. This increase is attributable to an increase in non-cash interest and financing expense of $39,619 and decrease in other interest expenses of $260.

Gain on extinguishment of derivative liabilities was $0 for the fiscal year ended December 31, 2014, compared to $3,441,752 for the fiscal year ended December 31, 2013, a decrease of $3,441,752. This decrease is attributable to decrease in the gain on extinguishment of derivative liabilities of $3,441,752.

Other income was an expense of 28,598 for the fiscal year ended December 31, 2014, compared to income of $18,374 for the fiscal year ended December 31, 2013, a decrease of $46,872. This decrease is attributable to a decrease in gain from disposition of fixed assets of $41,923 and a decrease in debt cancellation and other miscellaneous income of $4,949.

We had a net loss of $4,006,335 or $0.02 loss per share for the fiscal year ended December 31, 2014 compared to a net loss of $10,657,009, or $0.07 loss per share for the fiscal year ended December 31, 2013.

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations since our inception in 1998. As of December 31, 2015, we had cash of $349,186 and an accumulated deficit of $101,274,152. Our operating cash flow in 2015 was funded primarily through cash reserves, the exercise of stock purchase warrants for cash, and the issuance of convertible notes for cash.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $4,228,954 and used cash in operations of $2,595,457 for the year ended December 31, 2015.  These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At December 31, 2015, the Company had cash on hand in the amount of $349,186. Management estimates that the current funds on hand will be sufficient to continue operations through May 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officer pursuant to an employment agreement, and certain payments to a former officer, during the remainder of 2016 and beyond. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Contractual Obligations

The Company has certain contractual commitments for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

Year ending	Office	License	Compensation	Total
December 31,	Lease (1)	Agreements (2)	Agreements (3)	Obligations
2016	$69,960	$187,500	$350,000	$607,460
2017	69,960	187,500	305,429	562,889
2018	40,810	187,500	290,000	518,310
2019	–	187,500	54,375	241,875
2020	–	187,500	–	187,500
Total	$180,730	$937,500	$999,804	$2,118,034

____________________________

(1)	Consists of rent for the Company’s Santa Barbara Facility expiring on July 31, 2018. (For description of this property, see Part 1, Item 2, “Properties”).
(2)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party.
(3)	Consists of base salary and certain contractually-provided benefits, to i) an executive officer, pursuant to an employment agreement at a base salary of $290,000 per year and, as amended by the Board on March 10, 2016, expires on March 8, 2019; and ii) and a severance agreement of a former officer in the amount of $75,429.

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

For the years ended December 31, 2015, 2014 and 2013, research and development costs incurred were $577,501, $893,452 and $2,011,486 respectively.

Recent Accounting Pronouncements

See Note 2 of the financial statements for discussion of recent accounting pronouncements.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of and for the years ended December 31, 2015. 2014 and 2013 are presented in a separate section of this report following Item 15 and begin with the index on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of December 31, 2015, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2015, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

QS Energy, Inc.'s internal control system is designed to provide reasonable assurance to the Company's management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of QS Energy, Inc.'s internal controls over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 framework). Based on our assessment, we conclude that, as of December 31, 2015, the Company has maintained effective internal control over financial reporting based on those criteria.

Our independent registered public accounting firm, Weinberg & Company, P.A., has audited the Consolidated Financial Statements and has issued an attestation report on QS Energy, Inc.'s internal controls over financial reporting as of December 31, 2015 as stated in its reports which are included herein.

(b)	Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Composition of Board of Directors

Our bylaws provide that the Board shall consist of between one and eight directors, as determined by the Board from time to time. The Board consisted of six (6) members elected by the holders of the common stock at the Company’s Meeting of Shareholders on June 19, 2015.  Our directors are elected by our stockholders at each annual meeting of stockholders and will serve until their successors are elected and qualified, or until their earlier resignation or removal. Officers are appointed by our Board of Directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our Board of Directors.  There are no family relationships among any of our current directors or our executive officers.

The following constitutes the Board of Directors as of December 31, 2015:

Name	Age	Position	Director Since
Greggory Bigger	47	Chief Executive Officer, Chief Financial Officer and Chairman, Director (Non-Independent)	2013
Charles R. Blum (1) (2) (3)	76	Director (Non-Independent)	2007
Donald Dickson(2)	58	Director (Independent)	2013
Nathan Shelton (1) (2) (3)	65	Director (Independent)	2007
Mark Stubbs (1)(2)	43	Director (Independent)	2013
Thomas Bundros(1)	59	Director (Independent)	2015

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

Don Dickson (Independent Director), appointed to Board of Directors on August 6, 2013, and currently is employed with Kinder Morgan, Inc. working on the Northeast Energy Direct Project, after finishing the Cortez Expansion project as project manager / engineering principal / construction support. The NED project will serve the Northeast United States delivering natural gas to the region, while the Cortez expansion project will increase the volume of CO2 being shipped from Southwest Colorado to West Texas for oil recovery. Prior to rejoining Kinder Morgan Mr. Dickson served as Chief Executive Officer for Advanced Pipeline Services (APS). APS was established for the purpose of providing a full range of services to the oil and gas industry. Core business areas are in new construction of pipeline and facilities, horizontal directional drilling and pipeline integrity/rehabilitation. Prior to APS, Mr. Dickson worked for Kinder Morgan in their natural gas operations, retiring after twenty-six years. During his time at Kinder Morgan served in different engineering capacities including as Director of Operations on two major pipeline projects, the 42” (REX) Rockies Mountain Express through the state of Illinois, and the 42” (MEP) Midcontinent Express Pipeline through the state of Louisiana. He also was Director of Operations with Tetra Resources completing various onshore and offshore oil and gas wells and a Senior Engineer with Halliburton Services. Mr. Dickson earned his B.S. in Engineering from Oklahoma State University.

Thomas Bundros (Independent Director), was appointed to the Board of Directors effective January 5, 2015. Mr. Bundros served as Chief Financial Officer at Colonial Pipeline Company from July 2009 to September 2012, the world's largest pipeline operator transporting 100 million gallons of refined petroleum products daily across 5,500 miles of pipeline. Mr. Bundros currently holds the post of Chief Executive Officer of Dalton Utilities (January 2016 to present), a provider of electricity, natural gas, water and telecommunications services to the city of Dalton and portions of northwest Georgia. Prior to his appointment as Chief Executive Officer, Mr. Bundros had served as Dalton Utilities’ Chief Operations Officer for Dalton Utilities since October 2012. Mr. Bundros was Chief Financial Officer of Dalton Utilities from January 1997 to June 2009. Prior to Dalton Utilities, Mr. Bundros also held various financial positions in the Atlanta and New York offices of the Southern Company System, the 16th largest utility company in the world and the fourth largest in the U.S. with over 4 million customers in Alabama, Georgia, Florida, and Mississippi. He earned his Master of Business Administration in Finance and Bachelor of Science in Economics and Business Administration at the University of North Carolina at Greensboro.

Director Compensation Policy

Effective January 1, 2014, the Board passed a resolution suspending the July 1, 2013 Board compensation policy. Effective May 6, 2014, the Board approved a compensation policy which includes two annual grants of options, including i) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share closing price on the date of grant with an exercise price equal to the stock closing price on the date of grant, a one year vesting period and an expiration date 10 years from the date of grant; and ii) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share fair market value of the option calculated using the Black-Scholes Option Pricing Model based on market conditions, including stock closing price, risk free interest rate and stock volatility, on the date of grant with an exercise price equal to the stock closing price on the date of grant, vesting immediately and an expiration date 10 years from the date of grant. Also effective July 1, 2013, the Board approved an annual grant of options to purchase 25,000 shares of common stock at a price equal to the stock’s closing price on the date of grant, vesting immediately and expiring 10 years from the date of grant as compensation to the chairman of the Board’s Audit Committee. Effective January 1, 2015, the Board amended the policy such that i) all options granted would vest over one year; and ii) options granted mid-year due to appointment to the Board or appointment to Chairman of the Audit Committee would be adjusted such that the number of shares would be calculated on a pro rata basis depending on the number of day remaining in the calendar year, and the options would vest December 31 of the year of grant.

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2015:

Nam	Age	Position
Greggory M. Bigger	47	Chief Executive Officer, Chief Financial Officer and President

For the biography of Greggory Bigger, please see above under “Biographical Information Regarding Directors.”

CORPORATE GOVERNANCE

We maintain a corporate governance page on our corporate website at www.qsenergy.com, which includes information regarding the Company’s corporate governance practices. Our codes of business conduct and ethics, Board committee charters and certain other corporate governance documents and policies are posted on our website. In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Corporate Secretary, QS Energy, Inc., 735 State Street, Suite 500, Santa Barbara, California 93101.  The information on our website is not, and shall not be deemed to be, a part of this form 10-K or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).

Board of Directors

Director Independence

Our Board of Directors as of December 31, 2015 consisted of six (6) members.  As of that date, the Board has affirmatively determined that Mr. Dickson, Mr. Shelton, Mr. Stubbs and Mr. Bundros are independent directors.  Mr. Bigger, our President, Chief Executive Officer, and Chief Financial Officer and Mr. Blum, former Chief Executive Officer, are not considered independent.

Effective January 5, 2015, Thomas A. Bundros was elected to the Company’s Board of Directors. As of that date, the Board has affirmatively determined that Mr. Bundros is an independent director.

Meetings of the Board

The Board held five (5) meetings in 2015. A majority of the members attended all 5 board meetings held in 2015. The Board has held one meeting in 2016.

Communications with the Board

The following procedures have been established by the Board in order to facilitate communications between our stockholders and the Board:

Stockholders may send correspondence, which should indicate that the sender is a stockholder, to the Board or to any individual director, by mail to Corporate Secretary, QS Energy, Inc. 735 State Street, Suite 500, Santa Barbara, California, 93101 or by e-mail to info@qsenergy.com.

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

Our shareholders may also communicate directly with the non-management directors, individually or as a group, by mail c/o Corporate Secretary, QS Energy, Inc., 735 State Street, Suite 500, Santa Barbara, California 93101 or by e-mail to info@qsenergy.com.

The Audit Committee has established procedures, as outlined in the Company’s policy for “Procedures for Accounting and Auditing Matters”, for the receipt, retention and treatment of complaints regarding questionable accounting, internal controls, and financial improprieties or auditing matters. Any of the Company’s employees may confidentially communicate concerns about any of these matters by calling our toll-free number, +1 (844) OIL-QSEP, (+1 (844) 645-7737). Upon receipt of a complaint or concern, a determination will be made whether it pertains to accounting, internal controls or auditing matters and if it does, it will be handled in accordance with the procedures established by the Audit Committee.

Committees of the Board

The Board has a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Each of these committees operates under a written charter. Copies of these charters, and other corporate governance documents, are available on our website, www.qsenergy.com In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Corporate Secretary, QS Energy Inc., 735 State Street, Suite 500, Santa Barbara, California 93101.

The composition, functions and general responsibilities of each committee are summarized below.

Audit Committee

The Audit Committee currently consists of Mr. Stubbs (chairperson), Mr. Blum, Mr. Shelton and Mr. Bundros. The Board has determined that Mr. Stubbs, Mr. Shelton and Mr. Bundros are considered independent under rules of the SEC.  The Audit Committee held a total of four (4) meetings during 2015, each attended by a majority of Audit Committee members. The Audit Committee has met once during 2016 as of the date of this report.

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

Compensation Committee

The Compensation Committee consists of Mr. Blum (chairperson), Mr. Stubbs, Mr. Shelton and Mr. Dickson. The Board has determined that Mr. Stubbs, Mr. Shelton and Mr. Dickson are independent. The Compensation Committee held no meetings during 2015 and has not met during 2016 as of the date of this report.

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

Nominating and Governance Committee

The Nominating and Corporate Governance Committee consists of Mr. Shelton (chairperson) and Mr. Blum. The Board believes that Mr. Shelton meets independent requirements under rules of the SEC.  The Nominating and Corporate Governance Committee held no meetings during 2015 and has not met during 2016 as of the date of this report.

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

AUDIT COMMITTEE REPORT

The Audit Committee is currently composed of four (4) directors, Mr. Stubbs (Chairperson), Mr. Charles R. Blum, Mr. Bundros and Mr. Shelton.  The Board has determined that Mr. Stubbs, Mr. Bundros and Mr. Shelton are considered independent within the rules of the SEC. The duties and responsibilities of a member of the Audit Committee are in addition to his duties as a member of the Board.

The Audit Committee operates under a written charter, which is available on the Company’s website. The Board and the Audit Committee believe that the Audit Committee charter complies with the current standards set forth in SEC regulations. There may be further action by the SEC during the current year on several matters that affect all audit committees. The Board and the Audit Committee continue to follow closely further developments by the SEC in the area of the functions of audit committees, particularly as it relates to internal controls for non-accelerated filers, and will make additional changes to the Audit Committee charter and the policies of the Audit Committee as required or advisable as a result of these new rules and regulations. The Audit Committee met four (4) times during 2015 and each was attended by a majority of committee members. The Audit Committee has met once during 2016 as of the date of this report.

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

Our Chief Executive Officer, Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control – Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective as of December 31, 2015.

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

On the basis of these reviews and discussions, the Audit Committee (i) appointed Weinberg & Co., P.A. as the independent registered public accounting firm for the 2015 fiscal year and (ii) recommended to the Board that the Board approve the inclusion of the Company’s audited financial statements in the 10-K for filing with the SEC.

Respectfully submitted:

Mark Stubbs (Chairman)

COMPENSATION COMMITTEE REPORT

The Compensation Committee has furnished this report on executive compensation for the 2015 fiscal year.

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

The Compensation Committee currently consists of Mr. Blum (chairperson), Mr. Stubbs, Mr. Dickson and Mr. Shelton. The Board believes that Messrs. Stubbs, Dickson and Shelton are independent.  None of our executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 2015. The Compensation Committee held no meetings during 2015 and has not met during 2016 as of the date of this report.

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

The principal factors that were taken into account in establishing each executive officer’s compensation package for the 2015 fiscal year are described below. However, the Compensation Committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future fiscal years. Moreover, all of the Company’s Named Executive Officers have entered into employment agreements with the Company and many components of each such person’s compensation are set by such agreements.

Equity-Based Compensation. The Committee believes in linking long-term incentives to an increase in stock value. Accordingly, it awards stock options with an exercise price equal to the fair market value of the underlying stock on the date of grant that vest and become exercisable over time. The Committee believes that these options encourage employees to continue to use their best efforts and to remain in the Company’s employment. Options granted to executive officers generally vest and become exercisable in annual 25% increments over a four-year period after grant.

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

Compliance with Code Section 162(m). Section 162(m) of the Code disallows a tax deduction to publicly-held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance based. Non-performance based compensation paid to the Company’s executive officers for the 2015 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that the non-performance based compensation to be paid to the Company’s executive officers for the 2016 fiscal year will exceed that limit. Because it is unlikely that the cash compensation payable to any of the Company’s executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the Company’s executive officers. The Compensation Committee will reconsider this decision should the individual cash non-performance based compensation of any executive officer ever approach the $1 million level.

The Board did not modify any action or recommendation made by the Compensation Committee with respect to executive compensation for the 2015 fiscal year. It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align the Company’s performance and the interests of the Company’s stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long term.

Respectfully submitted by:

Charles Blum, Chairman

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE REPORT

The Nominating and Corporate Governance Committee currently consists of Mr. Shelton (chairperson) and Mr. Blum. The Board believes that Mr. Shelton meet independent requirements under rules of the SEC.  The Nominating and Corporate Governance Committee held no meetings during 2015 and has not met during 2016 as of the date of this report.

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

We have adopted codes of business conduct and ethics for our directors, officers and employees, which we believe meet requirements of a code of ethics.  You can access the Company’s Code of Business Conduct and Ethics and our Code of Ethics for Senior Executives and Financial Officers on the Corporate Governance page of the Company’s website at www.qsenergy.com. Any shareholder who so requests may obtain a printed copy of the Code of Conduct by submitting a request to the Company’s Corporate Secretary.

Respectfully submitted by:

Nathan Shelton, Chairman

Item 11. Executive Compensation

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)	Stock Awards ($)	Securities Underlying Options (#)	Full Value of Options ($)	All Other Compensation ($)	Total ($)
Greggory Bigger (1) (3) (5)	2015	$290,000	$–	–	$–	$–	$290,000
President,	2014	$290,000	$–	–	$–	$–	$290,000
Chief Executive Officer and	2013	$290,000	$109,000	–	$–	$50,000	$449,000
Chief Financial Officer
Cecil Bond Kyte (2) (3)(4)	2013	$335,417	$–	–	$–	$100,000	$435,417
Chief Executive Officer

_________________

(1)	On February 1, 2012, Mr. Bigger was appointed Chief Financial Officer. In 2012, Mr. Bigger received options for 4,000,000 exercisable at $0.25 per share, vesting over four years. Of the 4,000,000 options, 500,000 vested on February 1, 2012, 500,000 vested on February 1 2013, 1,000,000 vested on February 1, 2014, 1,000,000 vested on February 1, 2015, and 1,000,000 vested on February 1, 2016. On March 10, 2016, the Board of Directors agreed to amend Mr. Bigger’s employment contract, effective March 10, 2016, such that the contract will terminate on March 8, 2019, the business day immediately preceding the third anniversary of the effective date of the amendment. Prior to this amendment, Mr. Bigger’s contract was scheduled to terminate on January 31, 2017, subject to automatic one-year extensions of the contract. A copy of this contract amendment is attached to this Form 10-K as Exhibit 10.120.
(2)	Mr. Kyte was appointed Chief Executive Officer in January 2009. Effective September 1, 2013, the Board approved Amendment Number 3 to Mr. Kyte’s Employment Agreement, increasing his salary to $350,000 per year. During the year 2013, Mr. Kyte received a bonus of $100,000. Mr. Kyte’s employment terminated on November 15, 2013. Under terms of his Separation Agreement, Mr. Kyte received severance payments totaling $350,000 paid semi-monthly through November 15, 2014.
(3)	The number and value of vested restricted stock based upon the closing market price of the common stock at December 31, 2013 of $1.07 were as follows: Mr. Kyte’s 10,569,000 vested shares at an execution price of $0.25 are valued at $8,659,2000, and Mr. Bigger’s, 1,500,000 vested shares at an execution price of $0.25 are valued at $1,230,000.
(4)	In connection with Mr. Kyte’s separation from the Company, Mr. Kyte have agreed that Mr. Kyte’s Employment Agreement, dated January 30, 2009, and the three (3) amendments thereto, dated March 1, 2011, December 1, 2011 and September 1, 2013, respectively, would be terminated and be of no further force or effect. In exchange, the Company agreed to pay Mr. Kyte an amount equal to $350,000, representing his salary for one (1) year, less withholding taxes, in twelve (12) equal monthly installments, commencing November 15, 2013. The Company has also agreed to reimburse Mr. Kyte for his health insurance premiums for a twelve (12) month period, also commencing November 15, 2013. Mr. Kyte retained his vested Company stock options and warrants, but all unvested Company stock options and warrants were terminated and of no further force or effect, except that 3,520,000 option shares previously granted to Mr. Kyte, and scheduled to vest on January 30, 2014, were deemed vested as of November 15, 2013. The Company paid Mr. Kyte the sum of $25,000, less all applicable tax withholdings, on November 15, 2013, representing payment for Mr. Kyte’s accrued vacation and sick days.
(5)	Mr. Bigger also received stock options as a member of the Board of Directors of the Company. See section below labeled, “Director Compensation”.

OPTION GRANTS IN LAST FISCAL YEAR

No options were granted to Named Executive Officers during the 2015 fiscal year as executive compensation; however, options were granted to Greggory Bigger under the Company’s Board of Directors compensation policy as detailed in the Director Compensation section below.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

No options were exercised by any of the Named Executive Officers during the 2015 fiscal year. The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2015 fiscal year.

	Shares	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options ($)(1)
	Acquired on	Realized
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Greggory Bigger	$–	$–	3,147,351	1,052,083	$–	$–

(1) Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 31, 2015 the last trading day of the year was $0.19 per share.

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

Amendment #2 to Bigger Employment Agreement

On March 10, 2016, the Board of Directors agreed to amend Mr. Bigger’s employment contract, effective March 10, 2016, such that the contract will terminate on March 8, 2019, the business day immediately preceding the third anniversary of the effective date of the amendment. Prior to this amendment, Mr. Bigger’s contract was scheduled to terminate on January 31, 2017, subject to automatic one-year extensions of the contract. A copy of this contract amendment is attached to this Form 10-K as Exhibit 10.120.

DIRECTORS COMPENSATION

The Company granted options to purchase 738,552 shares of common stock to members of the Board of Directors under a new Board of Directors compensation policy adopted by the Company on May 6, 2014 and as amended effective January 1, 2015. The options are exercisable at $0.48/share and $0.46/share and expire ten years from the date of grant. A total of 738,552 options vested on December 31, 2015. Total fair value of these options at grant date was approximately $296,787 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 1.72% and 1.67%; volatility of 121% and dividend yield of 0%.

The table below summarizes the compensation paid by the Company to its directors for the fiscal year ended December 31, 2015.

	Fees earned or paid in cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Gregg Bigger (3)	–	–	$46,354	–	–	–	$46,354
Charles Blum (4)	$6,000	$–	46,354	–	–	–	52,354
Donald Dickson (5)	3,000	–	46,354	–	–	–	49,354
Nathan Shelton (6)	6,000	–	46,354	–	–	–	52,354
Mark Stubbs (7)	6,000	–	46,354	–	–	–	52,354
Thomas Bundros (8)	3,000	–	43,663	–	–	–	46,663

(1)	Effective July 1, 2013, the Board approved a compensation policy which includes a $500 monthly fee paid to any member of the Board of Directors who serves on a Board Committee. Effective May 6, 2014, the Board approved a revised compensation policy which continued this $500 monthly fee.

(2)	Effective January 1, 2014, the Board passed a resolution suspending the July 1, 2013 Board compensation policy. Effective May 6, 2014, the Board approved a compensation policy which includes two annual grants of options, including i) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share closing price on the date of grant with an exercise price equal to the stock closing price on the date of grant, a one year vesting period and an expiration date 10 years from the date of grant; and ii) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share fair market value of the option calculated using the Black-Scholes Option Pricing Model based on market conditions, including stock closing price, risk free interest rate and stock volatility, on the date of grant with an exercise price equal to the stock closing price on the date of grant, vesting immediately and an expiration date 10 years from the date of grant. Also effective July 1, 2013, the Board approved an annual grant of options to purchase 25,000 shares of common stock at a price equal to the stock’s closing price on the date of grant, vesting immediately and expiring 10 years from the date of grant as compensation to the chairman of the Board’s Audit Committee. Effective January 1, 2015, the Board amended the policy such that i) all options granted would vest over one year; and ii) options granted mid-year due to appointment to the Board or appointment to Chairman of the Audit Committee would be adjusted such that the number of shares would be calculated on a pro rata basis depending on the number of day remaining in the calendar year, and the options would vest December 31 of the year of grant.

(3)	On January 1, 2015, Mr. Bigger was granted options to purchase 114,583 shares of common exercisable at $0.48/share, vesting on December 31, 2015 and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $46,354 using Black-Scholes Option Pricing. During the year ended December 31, 2015, the Company recognized compensation costs of $46,354 based on the fair value of Mr. Bigger’s options that vested.

(4)	Mr. Blum serves as chairman of the Compensation Committee and as a member of the Audit Committee and the Governance and Nominating Committee. As a member of a Board Committee, Mr. Blum received compensation in the amount of $500 per month for the twelve-month period of January 1, 2015 through December 31, 2015. On January 1, 2015, was granted options to purchase 114,583 shares of common exercisable at $0.48/share, vesting on December 31, 2015 and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $46,354 using Black-Scholes Option Pricing. During the year ended December 31, 2015, the Company recognized compensation costs of $46,354 based on the fair value of Mr. Blum’s options that vested and $6,000 for Mr. Blum’s Board Committee fees.

(5)	Effective July 1, 2015, Mr. Dickson was appointed to the Compensation Committee. As a member of a Board Committee, Mr. Dickson received compensation in the amount of $500 per month for the six-month period of July 1, 2015 through December 31, 2015. On January 1, 2015, Mr. Dickson was granted options to purchase 114,583 shares of common exercisable at $0.48/share, vesting on December 31, 2015 and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $46,354 using Black-Scholes Option Pricing. During the year ended December 31, 2015, the Company recognized compensation costs of $46,354 based on the fair value of Mr. Dickson’s options that vested.

(6)	Mr. Shelton serves as chairman of the Compensation Committee and as a member of the Audit Committee and the Governance and Nominating Committee. As a member of a Board Committee, Mr. Shelton received compensation in the amount of $500 per month for the twelve-month period of January 1, 2014 through December 31, 2014. On May 6, 2014, Mr. Shelton was granted options to purchase 114,583 shares of common exercisable at $0.48/share, vesting on December 31, 2015 and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $46,354 using Black-Scholes Option Pricing. During the year ended December 31, 2015, the Company recognized compensation costs of $46,354 based on the fair value of and $6,000 for Mr. Shelton’s Board Committee fees.

(7)	Mr. Stubbs serves as chairman of the Audit Committee and as a member of the Compensation Committee. As a member of a Board Committee, Mr. Stubbs received compensation in the amount of $500 per month for the twelve-month period of January 1, 2014 through December 31, 2014. On January 1, 2015, Mr. Stubbs was granted options to purchase 114,583 shares of common exercisable at $0.48/share, vesting on December 31, 2015 and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $46,354 using Black-Scholes Option Pricing. As chairman of the Audit Committee, Mr. Stubbs received an additional grant of options on January 1, 2015 to purchase 52,083 shares of common stock valued at $21,352 using Black-Scholes Option Pricing. These options are exercisable at $0.48/share, vested immediately upon grant and expire ten years from the date of grant. During the year ended December 31, 2015, the Company recognized compensation costs of $67,706 based on the fair value of Mr. Stubb’s options that vested and $6,000 for Mr. Stubb’s Board Committee fees.

(8)	Mr. Bundros was appointed to the Board effective January 5, 2015, and was appointed to Compensation Committee effective July 1, 2015. As a member of a Board Committee, Mr. Bundros received compensation in the amount of $500 per month for the six-month period of July 1, 2015 through December 31, 2015. On January 20, 2015, was granted options to purchase 115,554 shares of common exercisable at $0.46/share, vesting on December 31, 2015 and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $43,663 using Black-Scholes Option Pricing. During the year ended December 31, 2015, the Company recognized compensation costs of $43,663 based on the fair value of Mr. Blum’s options that vested and $3,000 for Mr. Bundros’s Board Committee fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2015.

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each of our directors;
•	the Company’s Chief Executive Officer, who also holds the positions of Chief Financial Officer and President, is the only person serving as a Named Executive as of December 31, 2015 whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company (such individuals are hereafter referred to as the “Named Executive Officers”); and all of our directors and executive officers serving as a group.

Named Executive Officers and Director	Number of Shares of Common Stock Beneficially	Percentage of Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)	Owned (2)
Bigger, Greggory – Chief Executive Officer, Chief Financial Officer, President, Director (3)	4,320,443	2.30%
Charles R. Blum – Director (4)	2,186,455	1.18%
Dickson, Donald (5)	207,665	0.11%
Shelton, Nathan – Director (6)	671,234	0.35%
Stubbs, Mark – Director (7)	330,450	0.18%
Thomas Bundros – Director (8)	113,554	0.06%
All directors and executive officers as a group	7,829,801	4.09%

(1)	Unless otherwise indicated, the address of each listed person is c/o QS Energy, Inc., 735 State Street, Suite 500, Santa Barbara, California 93101.

(2)	Percentage of beneficial ownership is based upon 183,831,577 shares of the Company’s common stock outstanding as of December 31, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Mr. Bigger’s beneficial ownership includes 121,009 shares of common stock, exercisable options to purchase 3,199,434 shares of common stock, and options to purchase 1,000,000 shares of the Company’s common stock exercisable within 60 days of December 31, 2015.

(4)	Mr. Blum’s beneficial ownership includes 398,342 shares of common stock and exercisable options to purchase 1,788,113 shares of common stock.

(5)	Mr. Dickson’s beneficial ownership includes 14,620 shares of common stock and exercisable options to purchase 193,045 shares of common stock.

(6)	Mr. Shelton’s beneficial ownership includes 215,288 shares of common stock and exercisable options to purchase 455,946 shares of common stock.

(7)	Mr. Stubbs’ beneficial ownership includes 22,936 shares of common stock and exercisable options to purchase 307,514 shares of common stock.

(8)	Mr. Bundros’ beneficial ownership includes exercisable options to purchase 62,184 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Accrued Expenses and Accounts Payable - Related Parties

As of December 31, 2015 and December 31, 2014, the Company had accounts payable to related parties in the amount of $76,089 and $80,589, respectively. These amounts are unpaid Directors Fees and unpaid Company expenses incurred by Officers and Directors.

As of December 31, 2015 and December 31, 2014, the Company accrued the unpaid salaries, unused vacation and the corresponding payroll taxes of Officers in the aggregate of $114,661, and $178,468, respectively. Included in these accruals are the unpaid salaries a former President and current member of the Company’s Board of Directors of $75,429, and $135,429, respectively. The Company agreed to a monthly payment of $5,000 the current Board member until his unpaid salary is fully settled.

Bonus Paid to Officers

General and administrative expenses for the year ended December 31, 2013 include bonuses in the aggregate of $150,000 paid to Officers. There were no such bonuses paid during the years ended December 31, 2015 and December 31, 2014.

Consulting Fees Paid to Related Party

During the years ended December 31, 2014 and 2013, the Company incurred consulting fees of $60,000 to a consulting firm controlled by former a member of our Board of Directors. There were no such costs in 2015.

Director Independence

The Company believes Mr. Dickson, Mr. Shelton, Mr. Stubbs and Mr. Bundros are independent, and Mr. Bigger and Mr. Blum are non-independent.

Item 14. Principal Accounting Fees and Services

The Audit Committee has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2016.

Weinberg & Company, P.A. was first appointed in fiscal year 2003, and has audited our financial statements for fiscal years 2002 through 2015.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2015, 2014 and 2013.

	Amount
	Fiscal	Fiscal	Fiscal
Type of Fee	Year 2015	Year 2014	Year 2013
Audit (1)	$119,121	$145,436	$121,340
Audit Related (2)	–	–	–
Taxes (3)	18,767	9,579	6,430
All Other (4)	–	–	–
Total	$137,888	$155,015	$127,770

(1)	This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.
(2)	Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.
(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)     The following documents are filed as part of this Form 10-K.

Financial Statements:

Reference is made to the contents to the consolidated financial statements of QS Energy, Inc. under Item 7 of this Form 10-K.

(b)     Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(78)	Articles of Incorporation, as amended, of the Registrant.
3.1(87)	Articles of Merger
3.2(77)	Amended and Restated Bylaws of the Registrant.
10.1(2)	Commercial Sublease dated October 16, 2003 between the Registrant and KZ Golf, Inc.
10.2(9)	Amendment dated June 15, 2004 to Exhibit 10.1
10.3 (10)	Amendment dated August 14, 2005 to Exhibit 10.1
10.4(10)	General Tenancy Agreement dated March 14, 2006 between the Registrant and Autumlee Pty Ltd.
10.5(3)	Agreement dated December 13, 2002 between the Registrant and RAND.
10.6(2)**	Agreement dated May 7, 2003 between the Registrant and RAND.
10.7(5)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.5
10.8(5)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.5
10.9(5)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.5
10.10(4)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.11(4)	Assignment and Bill of Sale dated May 28, 2002 between the Registrant and Kevin Charles Hart.
10.12(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Eugene E. Eichler.
10.13(15)†	Severance Agreement dated November 8, 2006 between the Registrant and Eugene E. Eichler
10.14(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Bruce H. McKinnon.
10.15(6)	Save the World Air, Inc. 2004 Stock Option Plan
10.16(8)	Form of Incentive Stock Option Agreement under 2004 Stock Option Plan
10.17(8)	Form of Non-Qualified Stock Option Agreement under 2004 Stock Option Plan
10.18(8)	Consulting Agreement dated as of October 1, 2004 between the Registrant and John Fawcett
10.19(7)	License Agreement dated as of July 1, 2004 between the Registrant and Temple University – The Commonwealth System of Higher Education
10.20(8)	Consulting Agreement dated as of November 19, 2004 between the Registrant and London Aussie Marketing, Ltd.
10.21(13)	Amendment dated September 14, 2006 to Exhibit 10.20
10.22(8)†	Employment Agreement dated September 1, 2004 with Erin Brockovich
10.23(15)†	Amendment dated as of July 31, 2006 to Exhibit 10.22
10.24(8)	Assignment of Patent Rights dated as of September 1, 2003 between the Registrant and Adrian Menzell

10.25(8)	Global Deed of Assignment dated June 26, 2004 between the Registrant and Adrian Menzell
10.26(11)†	Amended and Restated Employment Agreement dated as of March 1, 2006 between the Registrant and John Richard Bautista III
10.27(9)	Lease dated August 15, 2005 between the Registrant and Thomas L. Jackson
10.28(10)	Amendment dated February 1, 2006 to Exhibit 10.27
10.29(10)	Form of 9% Convertible Note issued in the 2005 Interim Financing
10.30(10)	Form of Stock Purchase Warrant issued in the 2005 Interim Financing
10.31(10)	Form of Stock Purchase Warrant issued in the 2005 Bridge Financing
10.32(11)	Form of Stock Purchase Warrant issued in 2006 Regulation S financing
10.33(11)	Form of Stock Purchase Warrant issued in 2006 PIPE financing
10.34(12)	Commercial Sublease between the Registrant and KZG Golf dated January 1, 2006
10.35(12)	Investment Agreement dated September 15, 2006 between the Registrant and Dutchess Private Equities Fund
10.36(12)	Registration Rights Agreement dated September 15, 2006 between the registrant and Dutchess Private Equities Fund, LLP
10.37(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.38(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.39(17)	R&D Agreement between the Registrant and Temple University dated February 2, 2007
10.40(14)	Note Purchase Agreement dated December 5, 2006 between the registrant and Morale Orchards LLC
10.41(14)	Form of Stock Purchase Warrant issued to Morale Orchards LLC
10.42(14)	Form of Convertible Note issued to Morale Orchards LLC
10.43(16)	Consulting Agreement dated January 4, 2007 between the Registrant and Spencer Clarke LLC
10.44(15)	Agreement dated as of July 15, 2006 between the Company and SS Sales and Marketing Group
10.45(15)	Engagement Agreement between the Registrant and Charles K. Dargan II
10.46(15)	Form of 10% Convertible Note issued in 2007 PIPE Offering
10.47(15)	Form of Stock Purchase Warrant issued in 2007 PIPE Offering
10.48(18)	Appointment of New Directors, Nathan Shelton, Steven Bolio and Dennis Kenneally
10.49(19)	Issuance of RAND Final Report
10.50(20)	Delisting from OTCBB to OTC Pink Sheets
10.51(21)	Resignation of Director, Dennis Kenneally
10.52(22)	Resignation of Officer, Bruce H. McKinnon
10.53(23)	Form of 10% Convertible Note issued in 2007 Spring Offering
10.54(23)	Form of Stock Purchase Warrant issued in 2007 Spring Offering
10.55(24)	Termination of North Hollywood Lease
10.56(25)	Modification Agreement of 10% 2007 PIPE Convertible Notes
10.57(26)	Form of 10% Convertible Note issued in 2007 Summer Offering
10.58(26)	Form of Stock Purchase Warrant issued in 2007 Summer Offering
10.59(27)	Resignation of Director, J. Joseph Brown
10.60(28)	Resignation of Chief Financial Officer and Appointment of Interim Chief Financial Officer
10.61(29)	Severance Agreement dated June 15, 2007 between Registrant and Bruce H. McKinnon
10.62(30)	Resignation of Director, Bruce H. McKinnon
10.63(31)	Second Modification Agreement of 10% 2007 PIPE Convertible Notes
10.64(32)	Form of 10% Convertible Note issued in 2007 Fall Offering
10.65(32)	Form of Stock Purchase Warrant issued in 2007 Fall Offering
10.66(33)	Resignation of Director, Joseph Helleis
10.67(34)	Form of 10% Convertible Note issued in 2007/8 Winter Offering
10.68(34)	Form of Stock Purchase Warrant issued in 2007/8 Winter Offering
10.69(34)	Modification and Satisfaction Agreement of Convertible Notes with Morale Orchards, LLP and Matthews & Partners

10.70(35)	Termination of employment relationship with John Bautista
10.71(36)	Form of 10% Convertible Note issued in 2008 Summer Offering
Form of Stock Purchase Warrant issued in 2008 Summer Offering
10.72(37)	Form of 10% Convertible Note issued in 2008 Fall Offering
Form of Stock Purchase Warrant issued in 2008 Fall Offering
10.73(38)	Form of 10% Convertible Note issued in 2008 Winter Offering
Form of Stock Purchase Warrant issued in 2008 Winter Offering
10.74(39)	Letter Agreement with Temple University extending default date
10.75(40)	Notice of first payment to Temple University under Letter Agreement
Announcement of date of 2010 Annual Shareholder Meeting
Appointment of Cecil Bond Kyte as new Chief Executive Officer
10.76(41)	Form of 10% Convertible Note issued in 2009 Winter Offering
Form of Stock Purchase Warrant issued in 2009 Winter Offering
10.77(42)	Employment Agreement with Cecil Bond Kyte
10.78(43)	Form of 10% Convertible Note issued in 2009 Winter #2 Offering
Form of Stock Purchase Warrant issued in 2009 Winter #2 Offering
10.79(44)	Form of 10% Convertible Note issued in 2009 Spring Offering
Form of Stock Purchase Warrant issued in 2009 Spring Offering
10.80(45)	Form of 7% Convertible Note issued in 2009 Summer Offering
Form of Stock Purchase Warrant issued in 2009 Summer Offering
10.81(46)	Passing of Steven Bolio, Company Director
10.82(47)	Form of 7% Convertible Note issued in 2009 Wellfleet Offering
Form of Stock Purchase Warrant issued in 2009 Wellfleet Offering
10.83(48)	Form of 7% Convertible Note issued in 2009 Fall Offering
Form of Stock Purchase Warrant issued in 2009 Fall Offering
10.84(49)	Letter to Shareholders
10.85(50)	Form of 10% Convertible Note issued in 2010 Winter Offering
Form of Stock Purchase Warrant issued in 2010 Winter Offering
10.86(51)	Settlement of Bruce H. McKinnon Arbitration Award
10.87(52)	Form of 10% Convertible Note Issued in 2010 Spring Offering
Form of Stock Purchase Warrant issued in to2010 Spring Offering
10.88(53)	Form of 10% Convertible Note Issued in 2010 Summer Offering
Form of Stock Purchase Warrant issued in 2010 Summer Offering
10.89(54)	Form of 10% Convertible Note issued in 2010 Fall Offering
Form of Stock Purchase Warrant issued in 2010 Fall Offering
10.90(55)	Form of 10% Convertible Note issued in 2010 Fall Offering #2
Form of Stock Purchase Warrant issued in 2010 Fall Offering #2
10.91(56)	Resignation of Director John A. Price
10.92(57)	Form of 10% Convertible Note issued in 2011 Winter Offering
Form of Stock Purchase Warrant issued in 2011 Winter Offering
10.93(58)	Amendment to Employment Contract with Cecil Kyte
Announcement of date of 2011 Annual Shareholder Meeting
10.94(59)	License Agreement between the Registrant and Temple University dated August 9, 2011
10.96(60)	Form of 10% Convertible Note Issued in 2011 Spring Offering
Form of Stock Purchase Warrant issued in 2011 Spring Offering
10.97(61)	Form of 10% Convertible Note Issued in 2011 Summer Offering
Form of Stock Purchase Warrant Issued in 2011 Summer Offering
10.94(62)	Form of 10% Convertible Note Issued in 2011 Fall Offering
Form of Stock Purchase Warrant Issued in 2011 Fall Offering
10.95(63)	Final Report of the Rocky Mountain Oilfield Testing Center of Viscosity Reduction Device (AOT)
10.96(64)	Form of 10% Convertible Note Issued in 2011 Fall#2 Offering
Form of Stock Purchase Warrant Issued in 2011 Fall#2 Offering

10.97(65)	Letter of Intent between Registrant and Heng He Xing Ye Technology Development Co., Ltd. dated October 19,2011
10.98(66)	Announcement of resignation of Eugene E. Eichler, Interim Chief Financial Officer for health reasons.
10.99(67)	Form of 10% Convertible Note Issued in 2011 Fall#3 Offering
10.100(68)	Form of Stock Purchase Warrant Issued in 2011 Fall#3 Offering
10.101(69)	Form of 10% Convertible Note Issued in 2012 Winter Offering
10.102(70)	Form of Stock Purchase Warrant Issued in 2012 Winter Offering
10.103(71)	Letter of Intent between Registrant and LG Partners LLC (“LGP”)
10.104(72)	Cooperation Framework Agreement between Registrant and Heng He Xing Technology Development Co., Ltd (TDC) dated March 9, 2012
10.105(73)	Employment Agreement with Gregg Bigger, Chief Financial Officer
10.106(74)	U.S. Department of Energy Agreement dated February 6, 2012
10.107(75)	Continental Divide, LLC Agreement dated January 2, 2013
10.108(76)	Equipment Lease/Option to Purchase Agreement with TransCanada Keystone Pipeline, L.P.
10.109(79)	Amendment to Greggory M. Bigger Employment Contract.
10.110(80)	Cecil Bond Kyte Separation Agreement
10.111(81)	Equipment Lease/Option to Purchase Agreement, dated effective as of July 15, 2014, between Save The World Air, Inc. and Kinder Morgan Crude & Condensate LLC.
10.112(82)	Mutual Confidentiality Agreement, dated July 15, 2014, between Save The World Air, Inc. and Kinder Morgan Crude & Condensate LLC.
10.113(83)	Letter from TransCanada to Save The World Air, Inc., dated July 15, 2014.
10.114(84)	Newfield Exploration Company Joint Development Agreement.
10.115(85)	Haven Technology Solutions Joint Development Agreement.
10.116(86)	Registrant’s Business Plan
10.117*	Forms of Convertible Note, Warrant, and Securities Purchase Agreement in 2014 Fall Offering
10.118*	Forms of Convertible Note, Warrant, and Securities Purchase Agreement in 2015 Spring Offering
10.119*	Forms of Convertible Note, Warrant, and Securities Purchase Agreement in 2015 Winter Offering
10.120*	Amendment to Greggory M. Bigger Employment Contract dated March 10, 2016.
10.121*	Temple Research Agreement dated March 19, 2012, as amended March 19, 2013.
21	List of Subsidiaries
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.

(2)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2002.
(3)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.
(4)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.
(5)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended March 31, 2004.
(6)	Incorporated by reference from Appendix C of Registrant’s Schedule 14A filed on April 30, 2004, in connection with its Annual Meeting of Stockholders held on May 24, 2004.
(7)	Incorporated by reference from Registrant Form 8-K filed on July 12, 2004.
(8)	Incorporated by reference from registrant’s Form 10-KSB for the fiscal year ended December 31, 2004.
(9)	Incorporated by reference from Registrant’s Form 10-QSB for the quarter ended September 30, 2005
(10)	Incorporated by reference from Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005
(11)	Incorporated by reference from Registrant’s Form SB-2 filed on June 28, 2006 (SEC File No. 333- 333-135415)
(12)	Incorporated by reference from Registrant’s Form 8-K filed on September 21, 2006
(13)	Incorporated by reference from Registrant’s Form SB-2 filed on October 6, 2006 (SEC File No. 333-137855)
(14)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2006
(15)	Incorporated by reference from Registrant’s Form 10KSB for the fiscal year ended December 31, 2006
(16)	Incorporated by reference from Registrant’s form 8-K filed on January 10, 2007
(17)	Incorporated by reference from Registrant’s form 8K filed on February 8, 2007
(18)	Incorporated by reference from Registrant’s form 8K filed on February 16, 2007
(19)	Incorporated by reference from Registrant’s form 8K filed on May 3, 2007
(20)	Incorporated by reference from Registrant’s form 8K filed on May 22 2007
(21)	Incorporated by reference from Registrant’s form 8K filed on June 8, 2007
(22)	Incorporated by reference from Registrant’s form 8K filed on June 15, 2007
(23)	Incorporated by reference from Registrant’s form 8K filed on July 2, 2007
(24)	Incorporated by reference from Registrant’s form 8K filed on July 18, 2007
(25)	Incorporated by reference from Registrant’s form 8K filed on August 30, 2007
(26)	Incorporated by reference from Registrant’s form 8K filed on October 9, 2007
(27)	Incorporated by reference from Registrant’s form 8K filed on October 23, 2007
(28)	Incorporated by reference from Registrant’s form 8K filed on November 9, 2007
(29)	Incorporated by reference form Registrant’s Form 10QSB for the nine months ended September 30, 2007
(30)	Incorporated by reference from Registrant’s form 8K filed on November 15, 2007
(31)	Incorporated by reference from Registrant’s form 8K filed on December 11, 2007
(32)	Incorporated by reference from Registrant’s form 8K filed on December 20, 2007
(33)	Incorporated by reference from Registrant’s form 8K filed on February 25, 2010
(34)	Incorporated by reference from Registrant’s form 8K filed on March 11, 2010
(35)	Incorporated by reference from Registrant’s form 8K filed on March 27, 2010
(36)	Incorporated by reference from Registrant’s form 8K filed on September 3, 2010
(37)	Incorporated by reference from Registrant’s form 8K filed on November 6, 2010
(38)	Incorporated by reference from Registrant’s form 8K filed on December 11, 2010
(39)	Incorporated by reference from Registrant’s form 8K filed on January 13, 2010
(40)	Incorporated by reference from Registrant’s form 8K filed on January 27, 2010
(41)	Incorporated by reference from Registrant’s form 8K filed on January 26, 2010
(42)	Incorporated by reference from Registrant’s form 10K for the twelve months ended December 31, 2010

(43)	Incorporated by reference from Registrant’s form 8K filed on March 12, 2010
(45)	Incorporated by reference from Registrant’s form 8K filed on September 30, 2010
(46)	Incorporated by reference from Registrant’s form 8K filed on November 24, 2010
(47)	Incorporated by reference from Registrant’s form 8K filed on December 7, 2010
(48)	Incorporated by reference from Registrant’s form 8K filed on February 3, 2010
(49)	Incorporated by reference from Registrant’s form 8K filed on March 22, 2010
(50)	Incorporated by reference from Registrant’s form 8K filed on April 8, 2010
(51)	Incorporated by reference from Registrant’s form 8K filed on April 13, 2010
(52)	Incorporated by reference from Registrant’s form 8K filed on May 7, 2010
(53)	Incorporated by reference from Registrant’s form 8K filed on August 11, 2010
(54)	Incorporated by reference from Registrant’s form 8K filed on November 11, 2010
(55)	Incorporated by reference from Registrant’s form 8K filed on December 6, 2010
(56)	Incorporated by reference from Registrant’s form 8K filed on February 25, 2011
(57)	Incorporated by reference form Registrant’s form 8K filed on March 7, 2011
(58)	Incorporated by reference from Registrant’s form 8K filed on March 9, 2011
(59)	Incorporated by reference from Registrant’s form 8K filed on August 11, 2011
(60)	Incorporated by reference from Registrant’s form 8K filed on June 9, 2011
(61)	Incorporated by reference from Registrant’s form 8K filed on August 10, 2011
(62)	Incorporated by reference from Registrant’s form 8K filed on October 21, 2011
(63)	Incorporated by reference from Registrant’s form 8K filed on October 25, 2011
(64)	Incorporated by reference from Registrant’s form 8K filed on December 14, 2011
(65)	Incorporated by reference from Registrant’s form 8K filed on December 27, 2011
(66)	Incorporated by reference from Registrant’s form 8K filed on January 4, 2012
(67)	Incorporated by reference from Registrant’s form 8K filed on January 23, 2012
(68)	Incorporated by reference from Registrant’s form 8K filed on January 23, 2012
(69)	Incorporated by reference from Registrant’s form 8K filed on January 23, 2012
(70)	Incorporated by reference from Registrant’s form 8K filed on February 8, 2012
(71)	Incorporated by reference from Registrant’s form 8K filed on March 16, 2012
(72)	Incorporated by reference from Registrant’s form 8K filed on March 20, 2012
(73)	Incorporated by reference from Registrant’s Form 10K filed on March 30, 2012
(74)	Incorporated by reference from Registrant’s Form 10K filed on March 30, 2012
(75)	Incorporated by reference from Registrant’s Form 10K filed on March 22, 2013
(76)	Incorporated by reference from Registrant’s form 8K filed on August 1, 2013
(77)	Incorporated by reference from Registrant’s form 8K filed on July 8, 2013
(78)	Incorporated by reference from Registrant’s form 8K filed on December 20, 2013
(79)	Incorporated by reference from Registrant’s Form 10K filed on March 17, 2014
(80)	Incorporated by reference from Registrant’s Form 10K filed on March 17, 2014
(81)	Incorporated by reference from Registrant’s form 8K filed on July 21, 2014
(82)	Incorporated by reference from Registrant’s form 8K filed on July 21, 2014
(83)	Incorporated by reference from Registrant’s form 8K filed on July 21, 2014
(84)	Incorporated by reference from Registrant’s form 10Q filed on November 10, 2014
(85)	Incorporated by reference from Registrant’s form 10Q filed on November 10, 2014
(86)	Incorporated by reference from Registrant’s form 8K filed on December 1, 2015
(87)	Incorporated by reference from Registrant’s form 8K filed on August 11, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorize.

QS Energy, Inc.

Date: March 15, 2016	By:	/s/ Greggory Bigger
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

NAME	TITLE	DATE

/s/ Greggory Bigger	Chief Executive Officer and Chairman of the Board of Directors	March 15, 2016
Greggory Bigger

/s/ Charles R. Blum	Director	March 15, 2016
Charles R. Blum

/s/ Donald Dickson	Director	March 15, 2016
Donald Dickson

/s/ Nathan Shelton	Director	March 15, 2016
Nathan Shelton

/s/ Mark Stubbs	Director	March 15, 2016
Mark Stubbs

/s/ Thomas Bundros	Director	March 15, 2016
Thomas Bundros

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

QS ENERGY, INC. AND SUBSIDIARIES

DECEMBER 31, 2015, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

QS Energy, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of QS Energy, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QS Energy, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QS Energy, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion.

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

March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

QS Energy, Inc. and Subsidiaries

We have audited QS Energy, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QS Energy, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, QS Energy, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QS Energy, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion, modified for a going concern uncertainty.

Weinberg & Company, P.A.

Los Angeles, California

March 15, 2016

QS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2015	2014
ASSETS
Current assets:
Cash	$349,186	$2,247,557
Prepaid expenses and other current assets	50,596	72,225
Total current assets	399,782	2,319,782
Property and equipment, net of accumulated depreciation of $60,242 and $47,180 at December 31, 2015 and December 31, 2014, respectively	21,798	21,946
Other assets	6,480	5,830
Total assets	$428,060	$2,347,558

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable-license agreements	$590,001	$405,313
Accounts payable and accrued expenses	207,334	175,228
Accrued expenses and accounts payable-related parties	190,750	259,507
Convertible debentures, net of discounts of $100,833 and $105,542 at December 31, 2015 and December 31, 2014, respectively	222,195	139,098
Total current liabilities	1,210,280	979,146

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $.001 par value: 300,000,000 shares authorized 183,831,577 and 181,028,244 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	183,832	181,028
Additional paid-in capital	100,308,100	98,232,582
Accumulated deficit	(101,274,152)	(97,045,198)
Total stockholders’ equity (deficiency)	(782,220)	1,368,412
Total liabilities and stockholders’ equity (deficiency)	$428,060	$2,347,558

See notes to consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31
	2015	2014	2013
Revenues	$–	$240,000	$–
Costs and Expenses
Operating expenses	2,915,369	3,284,666	11,884,775
Research and development expenses	577,501	893,452	2,011,486
Loss before other income (expense)	(3,492,870)	(3,938,118)	(13,896,261)
Other income (expense)
Other income (loss)	11,258	(28,598)	(23,549)
Interest and financing expense	(747,342)	(39,619)	(260)
Change in fair value of derivative liabilities	–	–	(220,614)
Gain on extinguishment of derivative liabilities	–	–	3,441,752
Gain on disposition of equipment	–	–	41,923
Net loss	$(4,228,954)	$(4,006,335)	$(10,657,009)
Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.07)
Weighted average common shares outstanding, basic and diluted	182,267,719	180,386,712	160,958,284

See notes to consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

			Additional		Total
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, January 1, 2013	143,667,570	$143,668	$79,340,666	$(82,381,854)	$(2,897,520)
Common stock issued upon exercise of warrants and options	29,152,389	29,152	8,448,066	–	8,477,218
Common stock issued for services	50,000	50	48,950	–	49,000
Common stock issued to employees and directors as compensation	325,455	325	369,788	–	370,113
Common stock issued as settlement	3,047,403	3,048	3,105,299	–	3,108,347
Fair value of options and warrants issued as compensation	–	–	4,495,545	–	4,495,545
Fair value of warrants issued to settle payables	–	–	129,622	–	129,622
Net loss	–	–	–	(10,657,009)	(10,657,009)
Balance, December 31, 2013	176,242,817	176,243	95,937,936	(93,038,863)	3,075,316
Common stock issued upon exercise of warrants and options	4,710,947	4,711	1,408,573	–	1,413,284
Common stock issued on conversion of notes payable	74,480	74	35,676	–	35,750
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	119,671	–	119,671
Fair value of options and warrants issued as compensation	–	–	730,726	–	730,726
Net loss	–	–	–	(4,006,335)	(4,006,335)
Balance, December 31, 2014	181,028,244	181,028	98,232,582	(97,045,198)	1,368,412
Common stock issued upon exercise of warrants	200,000	200	49,800	–	50,000
Common stock issued on conversion of notes	2,603,333	2,604	666,196	–	668,800
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	630,945	–	630,945
Fair value of options and warrants issued as compensation	–	–	728,577	–	728,577
Net loss	–	–	–	(4,228,954)	(4,228,954)
Balance, December 31, 2015	183,831,577	$183,832	$100,308,100	$(101,274,152)	$(782,220)

See notes to consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31
	2015	2014	2013
Cash flows from Operating Activities
Net loss	$(4,228,954)	$(4,006,335)	$(10,657,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement of litigation and debt	–	–	(346)
Stock based compensation expense	728,577	730,726	4,865,658
Issuance of common stock for services	–	–	49,000
Issuance of common stock as settlement	–	–	3,108,347
Interest added to convertible notes	21,188	–	–
Amortization of debt discounts	701,654	39,619	–
Change in fair value of derivative liabilities	–	–	220,614
Gain on extinguishment of derivative liabilities	–	–	(3,441,752)
Gain on disposition of assets	–	–	(41,923)
Depreciation and amortization	13,062	13,825	15,399
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	21,629	(15,295)	10,202
Other assets	(650)	–	4,500
Accounts payable and accrued expenses	32,106	(107,577)	(43,408)
Accounts payable – license agreements	184,688	219,863	(130,400)
Accounts payable and accrued expenses – related parties	(68,757)	(402,521)	128,750
Net cash used in operating activities	(2,595,457)	(3,527,695)	(5,912,368)
Cash flows from investing activities
Purchase of equipment	(12,914)	–	(7,573)
Proceeds from sale of equipment	–	–	27,000
Net cash provided by (used in) investing activities	(12,914)	–	19,427
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	660,000	254,900	–
Net proceeds from exercise of warrants and options	50,000	1,383,284	8,428,218
Net cash provided by financing activities	710,000	1,638,184	8,428,218
Net decrease in cash	(1,898,371)	(1,889,511)	2,535,277
Cash, beginning of period	2,247,557	4,137,068	1,601,791
Cash, end of period	$349,186	$2,247,557	$4,137,068

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–	$260
Income Taxes	$–	$–	$–
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	668,800	35,750	–
Exercise of options and warrants applied to accounts payable	–	–	49,000
Fair value of warrants issued to settle payables	–	30,000	129,622
Receivable from sale of equipment	–	–	27,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	630,945	119,671	–

See notes to consolidated financial statements.

QS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

1.	Description of Business

Description of Business

QS Energy, Inc. (“QS Energy”, “Company”) (formerly known as Save the World Air, Inc.) was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The name change was effected through a short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Additionally, QS Energy Pool, Inc., a California corporation, was formed as a wholly-owned subsidiaries of the Company on July 6, 2015 to serve as a vehicle for the Company to explore, review and consider acquisition opportunities. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter Bulletin Board. More information including the Company’s fact sheet, logos and media articles are available at our corporate website, www.qsenergy.com.

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

In 2014, the Company began commercial development of a suite of products based around the Joule Heat technology. The Company began fabrication of prototype equipment to be operated under a joint development agreement with a commercial entity in the fourth quarter of 2014. The Company’s first Joule Heat prototype was installed for testing purposes at the Newfield facility in June 2015 and the system is operational; however, changes to the prototype configuration will be required to determine commercial effectiveness of this unit. In addition, the Company filed two additional provisional patents related to the technology’s method and apparatus. The first of the two provisional patents was finalized and submitted to non-provisional status on April 29, 2014. The second of the two provisional patents was finalized and submitted to non-provisional status at the end of the third quarter of 2014. In December 2015, we temporarily suspended Joule Heat and AOT Upstream development activities to focus Company resources on finalizing commercial development of the AOT Midstream. We currently plan to resume Joule Heat and AOT Upstream development in the fourth quarter of 2016 depending on the availability of sufficient capital and other resources.

2.	Summary of Significant Accounting Policies

Consolidation Policy

The accompanying consolidated financial statements of QS Energy Inc. include the accounts of QS Energy Inc. (the Parent) and its wholly owned subsidiaries, QS Energy Pool, Inc. and STWA Asia Pte. Limited. Intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2015, the Company incurred a net loss of $4,228,954, used cash in operations of $2,595,457 and had a stockholders’ deficiency of $782,220 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2015, the Company had cash on hand in the amount of $349,186. Management estimates that the current funds on hand will be sufficient to continue operations through May 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2016 and beyond.

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results.  Based upon management’s annual review, no impairments were recorded for the years ended December 31, 2015, 2014 and 2013.

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

For the years ended December 31, 2015, 2014 and 2013, the dilutive impact of outstanding stock options of 21,535,148, 21,052,030 and 20,309,908; outstanding warrants of 4,411,667, 5,692,087 and 11,763,966; and notes convertible into 509,667, -0- and -0- shares of our common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

The carrying amounts for cash, accounts payable, accrued expenses and convertible debentures approximate their fair value due to their short term nature.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use are also expensed. Furthermore, costs incurred in the construction of prototypes with no certainty of any alternative future use and established commercial uses are also expensed.

For the years ended December 31, 2015, 2014 and 2013 research and development costs were $577,501, $893,542 and $2,011,486, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the year ended December 31, 2015, 2014 and 2013, patent costs were $53,044, $103,434 and $144,326, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

On August 27, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

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

3.	Certain Relationships and Related Transactions

Accrued Expenses and Accounts Payable - Related Parties

As of December 31, 2015 and December 31, 2014, the Company had accounts payable to related parties in the amount of $76,089 and $80,589, respectively. These amounts are unpaid Directors Fees and unpaid Company expenses incurred by Officers and Directors.

As of December 31, 2015 and December 31, 2014, the Company accrued the unpaid salaries, unused vacation and the corresponding payroll taxes of Officers in the aggregate of $114,661, and $178,468, respectively. Included in these accruals are the unpaid salaries to a former President and current member of the Company’s Board of Directors of $75,429, and $135,429, respectively. The Company agreed to a monthly payment of $5,000 to the current Board member until his unpaid salary is fully settled.

Bonus Paid to Officers

General and administrative expenses for the year ended December 31, 2013 include bonuses in the aggregate of $150,000 paid to Officers. There were no such bonuses paid during the years ended December 31, 2015 and 2014.

Consulting Fees Paid to Related Party

General and administrative expenses for the year ended December 31, 2014 and 2013 include consulting fees of $60,000 for services rendered by a consulting firm controlled by a member of our Board of Directors. There were no such costs in 2015.

4.	Property and Equipment

At December 31, 2015 and 2014, property and equipment consists of the following:

	December 31,
	2015	2014

Office equipment	$65,051	$65,051
Furniture and fixtures	4,075	4,075
Testing Equipment	12,914	–
Subtotal	82,040	69,126
Less accumulated depreciation	(60,242)	(47,180)
Total	$21,798	$21,946

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $13,062, $13,825 and $15,399, respectively.

5.	Convertible Notes and Warrants

	December 31,
	2015	2014

Convertible note	$321,024	$244,640
Interest	2,004	–
Subtotal	323,028	244,640
Convertible note discount	(100,833)	(105,542)
Total	$222,195	$139,098

In 2014, the Company conducted a private placement and issued an aggregate of $280,390 of its convertible notes for proceeds of $254,900 or an original issue discount (“OID”) of $25,490. The notes do not bear any interest, however, the implied interest rate used was 10% since the notes were issued 10% less than its face value, are unsecured, and will mature in twelve months from issuance. The notes are convertible, at the option of the note holder, into the Company’s common stock at a conversion price of $0.48 per share, for a total of 584,146 shares of common stock. In addition, each note holder also received a warrant to purchase common stock equivalent to 25% of the number of shares the notes are convertible into or a total of 146,037 shares of common stock. Each warrant is exercisable on a cash basis only at a price of $0.48 per share, vests immediately upon issuance, and is exercisable for one year from the date of issuance.

As a result, the Company recorded a note discount of $145,160 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature (“BCF”), and OID. The note discounts are being amortized over the life of the note or will be amortize in full upon the conversion of the corresponding notes to common stock. At December 31, 2014, total outstanding notes payable amounted to $244,640 and unamortized note discount was $105,542.

In 2015, the Company issued similar convertible promissory notes in the aggregate of $726,000 for cash proceeds of $660,000 or a discount of $66,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued 10% less than its face value, are unsecured, mature in twelve months from issuance and convertible at $0.30 and $0.10 per share. In addition, the Company also granted these note holders warrants to purchase 1,796,667 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.30 and $0.10 per share and will expire in one year. As a result, the Company recorded a note discount of $696,945 to account for the relative fair value of the warrants, the notes’ BCF and OID. The note discounts are being amortized over the life of the note or will be amortize in full upon the conversion of the corresponding notes to common stock.

During the year ended December 31, 2015, a total of $668,800 of notes payable were converted into 1.1 million shares of common stock and amortized note discount of $701,654 was recorded as interest expense.

As of December 31, 2015, total outstanding notes payable amounted to $321,024 and unamortized note discount of $100,833. Three notes in the aggregate of $211,024 had reached maturity without conversion as of December 31, 2015. As a result, the Company increased the principal amount of each note by 10% under terms of the notes in the aggregate amount of $19,184, which the Company recorded as an interest expense. As of the date of maturity, each of the notes commenced the accrual of interest thereon at an annual rate of 10% under terms of the notes. As of December 31, 2015, interest accrued for these notes amounted to $2,004.

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

For the years ended December 31, 2015, 2014 and 2013, our research and development expenses were $577,501, $893,452 and $2,011,486, respectively.

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

Total expenses incurred during the years ended December 31, 2015, 2014 and 2013 on AOT and Joule Heat product development and testing amounted to $215,668, $73,937 and $676,287 respectively and has been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

AOT Prototypes

In 2013, the Company entered into a lease agreement with TransCanada Keystone Pipeline, L.P. for the manufacture and delivery of our AOT Prototype Equipment. In 2014, the Company entered into another lease agreement with Kinder Morgan Crude & Condensate, LLC for the manufacture and delivery of our AOT Prototype Equipment. See Note 7 for further discussion.

During the years ended December 31, 2015, 2014 and 2013, the Company incurred total expenses of $109,645, $502,720 and $1,029,143, respectively, in the manufacture and delivery of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

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

Total expenses recognized during each year ended December 31, 2015, 2014 and 2013 pursuant to these two agreements amounted to $187,500 and has been reflected in Research and Development expenses on the accompanying consolidated statements of operations.

As of December 31, 2015 and 2014, total unpaid fees due to Temple pursuant to these agreements amounted to $460,625 and $340,625, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets. As of December 31, 2015, $165,125 of the $460,625 payable has been deferred under terms of the license agreements and $295,500 is deemed past due. The Company is currently in negotiations with Temple to settle this amount.

In 2014, the Company recognized revenues of $240,000 as a result of these two licenses. No royalty payment was due to Temple as the reported revenues did not meet the threshold at which the Company would pay royalties in addition to the annual maintenance agreement. There were no revenues generated from these two licenses during the years ended December 31, 2015 and 2013.

Temple University Sponsored Research Agreement

On March 19, 2012, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with Temple University (“Temple”), whereby Temple, under the direction of Dr. Rongjia Tao, will perform ongoing research related to the Company’s AOT device (the “Project”), for the period April 1, 2012, through April 1, 2014. All rights and title to intellectual property resulting from Temple’s work related to the Project shall be subject to the Exclusive License Agreements between Temple and the Company, dated August 1, 2011. In exchange for Temple’s research efforts on the Project, the Company has agreed to pay Temple $500,000, payable in quarterly installments of $62,500. A copy of the Temple Research Agreement dated March 19, 2012, as amended March 19, 2013 is attached to this Form 10-K filing as Exhibit 10.121.

In August 2013, the Company and Temple amended the Research Agreement. Under the amended agreement, parties agreed that total cost for Phase 1 of the agreement was $241,408 and total cost for Phase 2 of the agreement was $258,592 payable beginning September 1, 2013 in eight quarterly installments of $32,324.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized a total expense of $64,688, $129,295 and $118,556, respectively, pursuant to this agreement and such costs have been reflected in Research and Development expenses on the accompanying consolidated statements of operations.

As of December 31, 2015 and 2014, total unpaid fees due to Temple pursuant to this agreement amounted to $129,377 and $64,688, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.  As of December 31, 2015, the entire $129,377 is deemed past due. The Company is currently in negotiations with Temple to settle this amount.

7.	Leases

TransCanada Keystone Pipeline, L.P. Lease

On August 1, 2013, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Lease”) with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. ("TransCanada") which agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of TransCanada’s operating pipelines. The initial term of the lease was for six months at an amount of $60,000 per month. During the initial term, either the Company or TransCanada had the right to terminate the Agreement for any reason on 90-days written notice. TransCanada had an option to purchase the equipment during the term of the lease for approximately $4.3 million.

In June 2014, the equipment was accepted by TransCanada and the lease commenced. The Company accounted the TransCanada Lease as an operating lease, and recognized total lease revenue of $240,000 from June 2014 up to October 2014.

In October 2014, the lease was mutually terminated by the Company and TranCanada and the AOT Equipment was returned to the Company.

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

The AOT equipment was delivered to Kinder Morgan in December 2014 and installed in March 2015. In April 2015, the AOT equipment experienced technical issues that needed further modifications. In February 2016, the AOT equipment was installed at Kinder Morgan’s facility with pre-start testing to begin in March 2016. The Company will account for the lease with Kinder Morgan as an operating lease once the AOT equipment is accepted.

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

In January 2013, the remaining 4.4 million warrants expired or were exercised at which time the warrants had a fair value of $3,441,752, which resulted in a loss of $220,614 due to the change in the fair value of the derivative liability. Furthermore, as a result of the exercise and expiration of these warrants, the Company recorded a gain of $3,441,752 due to the extinguishment of the corresponding derivative liability. There were no similar warrants issued or outstanding in 2015 and 2014.

The derivative liabilities were valued using a probability weighted average of Black-Scholes Option Pricing models as a valuation technique, which approximates the Monte Carlo and other binominal valuation techniques with the following assumptions:

January 15
2013
Risk-free interest rate	0.12%
Expected volatility	92%
Expected life (in years)	0.75 - 1.00
Expected dividend yield	0%
Fair Value:
2009 Warrants	3,441,752
Total Fair Value	$3,441,752

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

9.	Common Stock Transactions

2015

During the year ended December 31, 2015, the Company issued an aggregate of 2,803,333 shares of its common stock as follows:

•	The Company issued 2,603,333 shares of its common stock in exchange for conversion of $668,800 of Convertible Notes pursuant to the convertible notes conversion price ranging from $0.10 to $0.48 per share.

•	The Company issued 200,000 shares of its common stock upon exercise of warrants at price of $0.25 per share for total cash proceeds of at $50,000.

2014

During the year ended December 31, 2014, the Company issued an aggregate of 4,785,427 shares of its common stock as follows:

•	The Company issued 74,480 shares of its common stock in exchange for conversion of $35,750 of Convertible Notes pursuant to the convertible notes conversion price of $0.48 per share.

•	The Company issued 4,710,947 shares of its common stock for exercise of options and warrants at price of $0.30 per share and valued at $1,413,284, of which, $30,000 was applied to an existing accounts payable and $1,383,284 was received in cash.

2013

During the year ended December 31, 2013, the Company issued an aggregate of 32,575,247 shares of its common stock as follows:

•	The Company issued 29,152,389 shares of its common stock upon exercise of options and warrants at a price of $0.25 up to $0.98 which resulted in net cash proceeds of $8,428,218 and settlement of unpaid fees recorded in prior years of $49,000 for a total of $8,477,218.

•	The Company issued 375,455 shares of its common stock with a fair value of $419,113 or $1.12 per share to employees, officers, members of the Board of Directors and a consultant for service rendered. The shares were valued at market at the date of the agreement.

•	In December 2013, the Company issued 3,047,403 shares of common stock with a fair value of $3,108,347 pursuant to a settlement with CEDE & Co (see Note 13). The shares were valued at market at the date of issuance.

In December 2013, the Company’s stockholders agreed to increase the authorized shares of common stock of the Company from 200,000,000 to 300,000,000.

10.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Options and warrants vest and expire according to terms established at the grant date.

Options

The Company previously issued stock options to employees, directors and consultants under its 2004 Stock Option Plan (the Plan). The Company could issue options under the Plan to acquire up to 7,000,000 shares of common stock as amended in May 2006. On March 2, 2014, the Plan expired and the Board decided not to extend it.

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. Non-employee option grants vest upon issuance up to 2 years. The weighted-average, remaining contractual life of employee and Non-employee options outstanding at December 31, 2015 was 5.2 years. Stock option activity for the period January 1, 2013 to December 31, 2015, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price
Options, January 1, 2013	27,278,098	$0.27
Options granted	207,819	1.17
Options exercised	(115,000)	0.60
Options forfeited	(7,061,009)	0.25
Options, December 31, 2013	20,309,908	$0.28
Options granted	852,122	0.80
Options exercised	(20,000)	0.30
Options forfeited	(90,000)	0.91
Options, December 31, 2014	21,052,030	$0.20
Options granted	838,552	0.46
Options exercised	–	–
Options forfeited	(355,434)	0.72
Options, December 31, 2015	21,535,148	$0.30

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest under the Plan as of December 31, 2015 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	21,343,280	5.2	$0.29	20,408,283	$0.29
$ 1.00 - $ 1.99	191,868	4.2	$1.22	263,229	$1.20
	21,535,148		$0.30	20,671,512	$0.30

As of December 31, 2015 the market price of the Company’s stock was $0.19 per share.  At December 31, 2015 the aggregate intrinsic value of the options outstanding was $0. Future unamortized compensation expense on the unvested outstanding options at December 31, 2015 is approximately $34,000.

2015

•	From January through July 2015, the Company issued options to purchase a total of 838,552 shares of common stock to employees, officers and members of the Board of Directors with a fair value of $323,787 using the Black-Scholes Option Pricing model. The options are exercisable from $0.65 up to $0.99 per share, vesting within one year and expiring in ten years from the date of grant. During the year ended December 31, 2015, the Company recognized compensation costs of $323,787 based on the fair value of options that vested.

•	During the year ended December 31, 2015, the Company amortized $366,266 of compensation cost based on the vesting of the options granted to employees and directors in prior years.

2014

•	In February 2014, options to purchase 20,000 shares of common stock were exercised resulting in proceeds of $6,000.

•	From January up to October 2014, the Company issued options to purchase a total of 852,122 shares of common stock to employees, officers and members of the Board of Directors with an estimated fair value of approximately $454,499 using the Black-Scholes Option Pricing model. The options are exercisable from $0.65 up to $0.99 per share, vesting within two years and expire in two and ten years from the date of grant. During the year ended December 31, 2014, the Company recognized compensation costs of $295,884 based on the fair value of options that vested.

•	During the year ended December 31, 2014, the Company amortized $376,247 of compensation cost based on the vesting of the options granted to employees, directors and consultants in prior years.

F-16

2013

•	From April up to September 2013, options to purchase 115,000 shares of common stock were exercised resulting in net proceeds of $19,500. Included in the exercise was issuance of 50,000 shares of common stock valued at $49,000 pursuant to an exercise of options and accounted for as partial settlement of a liability recorded in prior years.

•	From July up to September 2013, the Company issued options to purchase 207,819 shares of common stock to consultants, employees, officers and members of the Board of Directors with a fair value of approximately $201,000 using the Black-Scholes Option Pricing model. The options are exercisable at $1.09/share up to $1.71/share, vest over a period of one year and expire in two years and ten years from the date of grant. During the year ended December 31, 2013, the Company recognized compensation costs of $101,157 based on the fair value of options that vested.

•	In November 2013, pursuant to separation agreement with an Officer of the Company, the Company cancelled unvested options to purchase 7,040,000 shares of common stock at $0.25 and modified the vesting period of unvested options to purchase 3,520,000 shares of common stock at $0.25, both granted during 2011.

•	During the year ended December 31, 2013, the Company amortized $403,127 of compensation cost based on the vesting of the options granted to employees, directors and consultants in prior years.

Black-Scholes Option Pricing

The Company used the following average assumptions in its calculation using the Black-Scholes Option Pricing model:

	Years Ended
	2015	2014	2013
Expected life (years)	5.0 – 5.5	1.5 – 5.5	1.5 – 5.5
Risk free interest rate	1.56 – 1.72%	0.12 – 1.70%	0.34 – 1.65%
Volatility	106 – 121%	123 – 135%	127 – 130%
Expected dividend yield	0%	0%	0%

The expected life is based on the expiration date of the related options. The risk-free interest rate is based on the yield available on U.S. Treasury securities. The Company estimates volatility based on the historical volatility of its common stock. The expected dividend yield was based on the fact that the Company has not paid dividends to stockholders in the past nor is it expected to pay any dividends in the foreseeable future.

The weighted average fair value for options granted in 2015, 2014 and 2013 was $0.39, $0.96 and $0.30, respectively.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants.

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2013	42,205,507	$0.31
Warrants granted	150,000	0.30
Warrants exercised	(29,037,389)	0.29
Warrants cancelled	(1,554,152)	0.33
Warrants outstanding, December 31, 2013	11,763,966	$0.34
Warrants granted	761,037	0.71
Warrants exercised	(4,690,947)	0.30
Warrants cancelled	(2,141,969)	0.46
Warrants outstanding, December 31, 2014	5,692,087	$0.36
Warrants granted	1,796,667	0.20
Warrants exercised	(200,000)	0.25
Warrants cancelled	(2,877,087)	0.36
Warrants outstanding, December 31, 2015	4,411,667	$0.31

At December 31, 2015 the price of the Company’s common stock was $0.19 per share and the aggregate intrinsic value of the warrants outstanding was $79,200. Future unamortized compensation expense on the unvested outstanding warrants at December 31, 2015 is approximately $1,867.

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.25 - $ 0.99	4,291,667	3.2	$0.36	4,291,667	$0.34
$ 1.00 - $ 1.99	120,000	0.0	$1.01	120,000	$1.01
	4,411,667		$0.38	4,411,667	$0.35

2015

•	In January 2015, warrants to acquire 200,000 shares of common stock were exercised resulting in gross proceeds of $50,000.

•	In May through December 2015, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 1,796,667 shares with exercise prices of $0.30 per share and $0.10 per share, vesting immediately upon grant and expiring one year from the date of grant. See Note 5 for further discussion.

•	During the year ended December 31, 2015, the Company amortized $38,524 of compensation cost based on the vesting of the warrants granted to employees, directors and consultants in prior years.

2014

•	In January and February 2014, warrants to acquire 4,690,947 shares of common stock were exercised resulting in gross proceeds of $1,407,284. Furthermore, included in the exercise was issuance of 100,000 shares of common stock valued at $30,000 pursuant to an exercise of warrants and accounted for as partial settlement of unpaid fees recorded in prior years. As a result, the aggregate net proceeds received amounted to $1,377,284.

•	From January up to October 2014, the Company granted consultants warrants to purchase a total of 315,000 shares with an average exercise price of $0.84 per share, vesting in six months up to two years and expiring in two years up to ten years from the date of grant. The fair value of the warrants upon vesting amounted to $20,950 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 0.89%; dividend yield of 0%; volatility of 66%; and an expected life of twenty-nine months. During the year ended December 31, 2014, the Company recognized an amortized expense of $20,950 based on the fair value of warrants that vested.

•	In May 2014, the Company granted a consultant warrants to purchase 300,000 shares over eighteen months at the rate of 50,000 shares every three months, with an exercise price of equal to the closing stock price on the date of vesting, and expiring two years from the date of grant. The fair value of the warrants that vested at December 31, 2014 amounted to $21,000 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 0.50%; dividend yield of 0%; volatility of 65%; and an expected life of 18 months. During the year ended December 31, 2014, the Company recognized an amortized expense of $21,000 based on the fair value of the warrants that vested.

•	In October through December 2014, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 146,037 shares with an exercise price of $0.48 per share, vesting immediately upon grant and expiring one year from the date of grant. See Note 5 for further discussion.

•	During the year ended December 31, 2014, the Company amortized $16,645 of compensation cost based on the vesting of the warrants granted to employees, directors and consultants in prior years.

2013

•	In March 2013, pursuant to a settlement of debt agreement, the Company granted a consultant a warrant to purchase 150,000 shares of its common stock with an exercise price of $0.30 per share, vesting immediately and expiring in two years from grant date. The fair value of the warrant amounted to $129,622 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 0.26%; dividend yield of 0%; volatility of 132%; and an expected life of two years.

•	During the year ended December 31, 2013, warrants to acquire 29,037,389 shares of common stock were exercised resulting in proceeds of $8,408,718, net of direct costs incurred of $78,521.

•	During the year ended December 31, 2013, the Company recorded $52,314 of compensation cost based on the vesting of the warrants granted to employees, directors and consultants in prior years.

11.	Commitments and Contingencies

There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Leases

On August 1, 2013, the Company entered into a non-cancellable lease with a 5-year term, expiring July 31, 2018 at a monthly rent of $13,075. On February 1, 2014, the Company amended its lease in order to reduce the leased area as well as the monthly lease to $5,830 per month.

Total rent expense during the years ended December 31, 2015, 2014 and 2013, was $69,960, $81,851 and $160,535 respectively which are included as part of Operating Expenses in the attached consolidated statements of operations. The following is a schedule by years of future minimum rental payments required under the non-cancellable office lease as of December 31, 2015.

Year ending	Non-cancellable
December 31,	Office Leases
2016	69,960
2017	69,960
2018	40,810
Total	$180,730

12.	Income Taxes

The Company did not record an income tax provision for 2015, 2014 and 2013, other than $800 for the minimum state tax provision. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2015	2014	2013
Computed tax provision (benefit) at federal statutory rate (34%)	$(1,065,000)	$(1,133,000)	$(1,993,000)
State income taxes, net of federal benefit	(277,000)	(295,000)	(518,000)
Permanent items	–	–	–
Valuation allowance	1,342,800	1,428,800	2,511,800
Income tax provision	$800	$800	$800

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31,
	2015	2014
Net operating loss carry forwards	21,000,000	19,600,000
Valuation allowance	(21,000,000)	(19,600,000)
Total deferred taxes net of valuation allowance	$–	$–

As of December 31, 2015, the Company had net operating losses available for carry forward for state and federal tax purposes of approximately $51 million expiring through 2035. These carry forward benefits may be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

As of December 31, 2015, the Company recorded valuation allowance of $21,000,000 for its deferred tax assets the Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2015, 2014 and 2013, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2015, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2015, 2014 or 2013.

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

On November 15, 2013, Cecil Kyte voluntarily resigned as a Director, Chairman of the Board, a member of the Nominating and Corporate Governance Committee, and Chief Executive Officer. Pursuant to his separation agreement, the Company recognized expense of $364,315 to account for his severance pay plus corresponding payroll taxes which was recorded as part of Operating Expenses in the accompanying consolidated Statement of Operations for 2013. The entire amount due to Mr. Kyte was paid in full in 2014.

At the time of separation, Mr. Kyte also held unvested options which had been granted in January 2011 to purchase 10,560,000 shares of common stock at $0.25 per share, of which 3,520,000 shares were due to vest in January 2014 and 7,040,000 shares were due to fully vest by January 2016. Under terms of the separation agreement, the Company accelerated the vesting of the 3,520,000 options to November 15, 2013 while the remaining 7,040,000 options were forfeited. As a result, the Company recognized compensation expense of $3,809,325, to account for the fair value of the options that were modified. The fair value was determined using a Black-Scholes Option Pricing model with the following: risk-free interest rate of 2.06%; dividend yield of 0%; volatility of 130%; and an expected life of 7 years. Previously recorded compensation recorded in 2013 related to the original vesting schedule of the 3,520,000 options was reversed, and the $3,809,325 was recorded as part of Operating Expenses in the accompanying consolidated Statement of Operations for 2013.

15.	Quarterly Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2015:
Net sales	$–	$–	$–	$–
Gross profit	$–	$–	$–	$–
Net loss	$(1,174,337)	$(1,542,944)	$(825,797)	$(685,876)
Loss per share, Basic and Diluted (1)	$(0.01)	$(0.01)	$(0.00)	$(0.00)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2014:
Net sales	$–	$60,000	$180,000	$–
Gross profit	$–	$60,000	$180,000	$–
Net loss	$(1,403,474)	$(1,008,392)	$(715,774)	$(878,695)
Loss per share, Basic and Diluted (1)	$(0.01)	$(0.01)	$(0.00)	$(0.00)

(1)	Per share data was computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share information may not equal the annual income per share.

16.	Contractual Obligations

The Company has certain contractual commitments for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

Year ending	Office	Research and License	Compensation	Total
December 31,	Lease (1)	Agreements (2)	Agreements (3)	Obligations
2016	$69,960	$187,500	$350,000	$607,460
2017	69,960	187,500	305,429	562,889
2018	40,810	187,500	290,000	518,310
2019	–	187,500	54,375	241,875
2020	–	187,500	–	187,500
Total	$180,730	$937,500	$999,804	$2,118,034

___________________

(1)	Consists of rent for the Company’s Santa Barbara Facility expiring on July 31, 2018.
(2)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party.
(3)	Consists of base salary and certain contractually-provided benefits, to i) an executive officer, pursuant to an employment agreement at a base salary of $290,000 per year and, as amended by the Board on March 10, 2016, expires on March 8, 2019; and ii) and a severance agreement of a former officer in the amount of $75,429.

17.	Subsequent Events

Increase in Outstanding Shares

From January 1, 2016 up to March 15, 2016, the Company issued convertible notes in aggregate of $390,610 in exchange for cash of $355,100. The notes are unsecured, convertible into 3,906,100 shares in common stock of the Company at a conversion price of $0.10 per share and matures in one year. In connection with these notes, the Company also issued warrants to purchase 1,953,050 shares of common stock of the Company at an exercise price of $0.10 per share and expiring one year from the date of issuance. As a result, the Company will record a note discount of $390,610 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature and original issue discount which will be amortized as interest expense over the life of the notes.

From January 1, 2016 up to March 15, 2016, Company issued 3,029,050 shares of common stock upon voluntary conversion of previously issued convertible notes in aggregate value of $302,905.

EXHIBITS

Exhibit No.	Description

10.117	Securities Purchase Agreement

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document