Form 10-K/A
period 2015-12-31
QS Energy, Inc.
filed 2016-03-16
CIK 1103795

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

The number of shares of the Registrant’s Common Stock outstanding as of March 4, 2016, was 186,251,577

DOCUMENTS INCORPORATED BY REFERENCE - None

Transitional Small Business Disclosure Format (Check one)

Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on March 15, 2016.

1

PART IV

Item 15.  Exhibits, Financial Statement Schedules

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

2

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

3