Form 10-Q
period 2016-03-31
QS Energy, Inc.
filed 2016-05-10
CIK 1103795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares of the Registrant’s Common Stock outstanding as of May 6, 2016 was 192,267,026.

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheet

	March 31,
	2016	December 31,
ASSETS	(unaudited)	2015
Current assets:
Cash	$592,720	$349,186
Prepaid expenses and other current assets	54,597	50,596
Total current assets	647,317	399,782
Property and equipment, net of accumulated depreciation of $27,302 and $60,242 at March 31, 2016 and December 31, 2015, respectively	16,532	21,798
Other assets	6,480	6,480
Total assets	$670,329	$428,060

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$636,876	$590,001
Accounts payable and accrued expenses	226,832	207,334
Accrued expenses and accounts payable-related parties	174,603	190,750
Convertible debentures, net of discounts of $451,113 and $100,833 at March 31, 2016 and December 31, 2015, respectively	237,002	222,195
Total current liabilities	1,275,313	1,210,280

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value: 300,000,000 shares authorized 188,720,626 and 183,831,577 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	188,721	183,832
Additional paid-in capital	101,687,839	100,308,100
Accumulated deficit	(102,481,544)	(101,274,152)
Total stockholders’ deficit	(604,984)	(782,220)
Total liabilities and stockholders’ deficit	$670,329	$428,060

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Operations, Unaudited

	Three months ended
	March 31,
	2016	2015
Revenues	$–	$–
Costs and Expenses
Operating expenses	635,402	855,452
Research and development expenses	74,935	272,777
Loss before other income (expense)	(710,337)	(1,128,229)
Other income (expense)
Other income	–	1,500
Interest and financing expense	(493,712)	(47,608)
Loss on disposition of equipment	(3,343)	–
Net Loss	(1,207,392)	(1,174,337)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	185,222,083	181,253,911

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the Three months Ended MARCH 31, 2016

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2016	183,831,577	$183,832	$100,308,100	$(101,274,152)	$(782,220)
Common stock issued on conversion of notes payable	4,789,049	4,789	474,116		478,905
Fair value of stock issued for services	100,000	100	15,900		16,000
Fair value of warrants and beneficial conversion feature of issued convertible notes			762,468		762,468
Fair value of options and warrants issued as compensation			127,255		127,255
Net loss				(1,207,392)	(1,207,392)
Balance, March 31, 2016 (unaudited)	188,720,626	$188,721	$101,687,839	$(102,481,544)	$(604,984)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Three months ended
	March 31
	2016	2015
Cash flows from Operating Activities
Net loss	$(1,207,392)	$(1,174,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	127,255	228,352
Issuance of common stock for services	16,000	–
Amortization of debt discount	488,435	47,608
Accrued interest expense	5,277	–
Loss on disposition of assets	3,343	–
Depreciation and amortization	1,923	3,213
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,001)	23,101
Accounts payable and accrued expenses	19,498	5,879
Accounts payable – license agreements	46,875	11,719
Accounts payable and accrued expenses – related parties	(16,147)	(15,815)
Net cash used in operating activities	(518,934)	(870,280)
Cash flows from investing activities
Purchase of equipment	–	(12,914)
Net cash used in investing activities	–	(12,914)
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	762,468	–
Net proceeds from exercise of warrants and options	–	50,000
Net cash provided by financing activities	762,468	50,000
Net increase (decrease) in cash	243,534	(833,194)
Cash, beginning of period	349,186	2,247,557
Cash, end of period	$592,720	$1,414,363

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$478,905	$52,800
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	762,468	–

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

QS Energy develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual property portfolio includes 47 domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology™ (AOT™), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT™ has been proven in U.S. Department of Energy tests to increase the energy efficiency of oil pipeline pump stations. The AOT product has transitioned from the research and development stage to commercial production for testing by the midstream pipeline marketplace.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2015 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2016, the Company incurred a net loss of $1,207,392, used cash in operations of $518,934 and had a stockholders’ deficit of $604,984 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2015 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At March 31, 2016, the Company had cash on hand in the amount of $592,720. Management estimates that the current funds on hand will be sufficient to continue operations through July 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2016 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders in case of equity financing.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At March 31, 2016 and 2015, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	March 31, 2016	March 31, 2015
Options	23,184,256	21,761,512
Warrants	8,885,242	5,392,087
Common stock issuable upon conversion of notes payable	3,370,400	–
Total	35,439,898	27,153,599

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

The Company is required to use observable market data if such data is available without undue cost and effort. At March 31, 2016, the carrying amounts for cash, accounts payable, accrued expenses and convertible debentures approximate their fair value due to their short term nature.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the three-month periods ended March 31, 2016 and 2015, patent costs were $13,088 and $19,806, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

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

3.	Certain Relationships and Related Transactions

As of March 31, 2016 and December 31, 2015, the Company had accrued expenses and accounts payable to related parties in the amount of $174,603 and $190,750, respectively. Included in these amounts at March 31, 2016 and December 31, 2015 were unpaid salaries due to our former President and current member of the Company’s Board of Directors of $60,429 and $75,429, respectively. The Company agreed to pay the former President $5,000 per month until the unpaid salary is fully settled. Also included in these amounts at March 31, 2016 and December 31, 2015 are accrued directors’ fees of $76,089.

4.	Property and Equipment

At March 31, 2016 and December 31, 2015, property and equipment consists of the following:

	March 31, 2016 (unaudited)	December 31, 2015

Office equipment	$28,040	$65,051
Furniture and fixtures	2,880	4,075
Testing Equipment	12,914	12,914
Subtotal	43,834	82,040
Less accumulated depreciation	(27,302)	(60,242)
Total	$16,532	$21,798

Depreciation expense for the three-month periods ended March 31, 2016 and 2015 was $1,923 and $3,213, respectively. During the period ended March 31, 2016, the Company disposed of certain property and equipment with aggregate costs of $38,206 and accumulated depreciation of $34,863 which resulted in a loss of $3,343.

5.	Convertible Notes

	March 31, 2016 (unaudited)	December 31 2015
Balance due on convertible notes	$680,834	$321,024
Accrued interest	7,281	2,004
Subtotal	688,115	323,028
Unamortized note discounts	(451,113)	(100,833)
Balance on convertible notes, net of note discounts	$237,002	$222,195

During 2014 and 2015, the Company conducted a private placement and issued approximately $1 million of its unsecured convertible notes for proceeds of $920,900 or an original issue discount (“OID”) of $85,490. The notes did not bear any interest, however, the implied interest rate used was 10% since the notes were issued at 10% less than its face value, are unsecured, and matured in twelve months from their issuance. The notes are convertible, at the option of the note holder, into the Company’s common stock at a conversion price starting at $0.10 per share through $0.48 per share. In addition, each note holder also received a warrant to purchase common stock equivalent to 25% of the number of shares the notes are convertible into or a total of 1,942,704 shares of common stock. Each warrant is exercisable on a cash basis only at a price starting at $0.10 through $0.48 per share, vested immediately upon issuance, and exercisable for one year from the date of issuance.

As a result, the Company recorded a note discount of $842,105 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature (“BCF”), and OID. The note discounts are being amortized over the life of the note or will be amortize in full upon the conversion of the corresponding notes to common stock. At December 31, 2015, total outstanding notes payable amounted to $321,024 and unamortized note discount was $100,833.

As reported in our Form 8-K filed on April 25, 2016, in the three-month period ended March 31, 2016, the Company issued similar convertible promissory notes in the aggregate of $838,715 for cash proceeds of $762,468 or a discount of $76,247. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued at 10% less than its face value, are unsecured, mature in twelve months from their issuance and convertible at $0.10 per share. In addition, the Company also granted these note holders warrants to purchase 4,193,575 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.10 per share and will expire in one year. As a result, the Company recorded a note discount of $838,715 to account for the relative fair value of the warrants, the notes’ BCF and OID. The note discounts are being amortized over the life of the note or will be amortize in full upon the conversion of the corresponding notes to common stock.

During the three-month period ended March 31, 2016, a total of $478,905 of notes payable were converted into 4,789,049 shares of common stock and amortized note discount of $488,435 was recorded as interest expense.

As of March 31, 2016, total outstanding notes payable amounted to $680,834 and unamortized note discount of $451,113. Included in the Company’s outstanding notes payable are three notes in the aggregate of $211,024 that had reached maturity without conversion as of March 31, 2016 and are currently due. As a result, the Company accrued interest of $7,281 pursuant to the terms of the note agreement.

6.	Research and Development

Research and development costs consist of costs of construction, development and testing of the AOT and Joule Heat technologies with internal resources and through the assistance of various third party entities. Costs incurred and expensed include fees such as testing fees, purchase of test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment, payroll and other related equipment and various logistical expenses for the purposes of evaluating and testing the Company’s AOT and Joule Heat prototypes. In addition, research and development costs also include licensing fees and research and development fees due to Temple University.

For the three-month periods ended March 31, 2016 and 2015, our research and development expenses were $74,935 and $272,777 respectively.

AOT Product Development and Testing

In 2014, the Company entered into a lease agreement with Kinder Morgan Crude & Condensate, LLC for the manufacture and delivery of our AOT Prototype Equipment. The AOT Prototype Equipment is currently undergoing testing in a Kinder Morgan facility. See Note 1 and 7 for further discussion.

During the three-month periods ended March 31, 2016 and 2015, the Company incurred total expenses of $27,860 and $28,892, respectively, in the manufacture, delivery and testing of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

Joule Heat Product Development and Testing

On October 15, 2014, the Company entered into a Joint Development Agreement with Newfield Pipeline Exploration Company (“Newfield”) to test the effectiveness of the Company’s Joule Heat technology under operating conditions on Newfield’s oil pipeline. The Company’s first Joule Heat prototype unit was delivered to Newfield in May 2015 for further testing. In December 2015, we temporarily suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT Midstream.

During the three-month periods ended March 31, 2016 and 2015, the Company incurred total expenses of $200 and $164,666, respectively, in the manufacture, delivery and testing of the Joule Heat prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations.

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

Pursuant to the two licensing agreements, the Company agreed to pay Temple the following: (i) non-refundable license maintenance fee of $300,000; (ii) annual maintenance fees of $187,500; (iii) royalty fee ranging from 4% up to 7% from revenues generated from the licensing agreements; and (iv) 25% of all revenues generated from sub-licensees to secure or maintain the sub-license or option thereon. Temple also agreed to defer $37,500 of the amount due if the Company agreed to fund at least $250,000 in research or development of Temple’s patent rights licensed to the Company. The term of the licenses commenced in August 2011 and will expire upon the expiration of the patents. The agreement can also be terminated by either party upon notification under terms of the licensing agreements or if the Company ceases the development of the patent or failure to commercialize the patent rights.

Total expenses recognized during each three-month period ended March 31, 2016 and 2015 pursuant to these two agreements amounted to $46,875 and has been reflected in Research and Development expenses on the accompanying consolidated statements of operations.

As of March 31, 2016 and December 31, 2015, total unpaid fees due to Temple pursuant to these agreements amounted to $507,500 and $460,625, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets. As of March 31, 2016, $175,000 of the $507,500 payable has been deferred until the licensing agreements are terminated and $332,500 is deemed past due. The Company is currently in negotiations with Temple to settle this amount.

There were no revenues generated from these two licenses during the three-month periods ended March 31, 2016 and 2015.

Temple University Sponsored Research Agreement

On March 19, 2012, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with Temple University (“Temple”), whereby Temple, under the direction of Dr. Rongjia Tao, performed research related to the Company’s AOT device (the “Project”), for the period April 1, 2012, through April 1, 2014. All rights and title to intellectual property resulting from Temple’s work related to the Project were subjected to the Exclusive License Agreements between Temple and the Company, dated August 1, 2011.  In exchange for Temple’s research efforts on the Project, the Company has agreed to pay Temple $500,000, payable in quarterly installments of $62,500. The agreement expired in August 2015.

During the three-month period ended March 31, 2015, the Company recognized a total expense of $32,344 pursuant to this agreement and such costs have been reflected in Research and Development expenses on the accompanying consolidated statements of operations. There was no such cost recorded during 2016 as a result of the expiration of the agreement in August 2015.

As of March 31, 2016 and December 31, 2015, total unpaid fees due to Temple pursuant to this agreement amounted to $129,376, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets. As of March 31, 2016, the entire $129,377 is deemed past due. The Company is currently in negotiations with Temple to settle this amount.

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

The AOT equipment was delivered to Kinder Morgan in December 2014 and installed in March 2015. In April 2015, the AOT equipment experienced technical issues that needed further modifications. In February 2016, the AOT equipment was re-installed at Kinder Morgan’s facility. The Company and Kinder Morgan are now working to finalize installation and acceptance of the equipment under the lease. See Item 2, Overview for further discussion.

8.	Common Stock

During the three months ended March 31, 2016, the Company issued 4,789,049 shares of its common stock upon the conversion of $478,905 in convertible notes at $0.10 per share. In addition, the Company also issued 100,000 shares of common stock to a consultant for services rendered with a fair value of $16,000 which is included as part of Operating Expenses in the attached consolidated statements of operations. The shares were value at date of issuance.

9.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Options vest and expire according to terms established at the grant date.

Options

Employee options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at March 31, 2016 was 5.4 years. Stock option activity for the period January 1, 2016 up to March 31, 2016, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2016	21,535,148	$0.30
Granted	1,710,527	0.19
Exercised	–	–
Forfeited	(61,419)	1.46
March 31, 2016	23,184,256	$0.29

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of March 31, 2016 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	23,033,810	5.4	$0.28	21,288,283	$0.29
$ 1.00 - $ 1.99	150,446	7.3	$1.18	150,446	$1.18
	23,184,256	5.4	$0.29	21,438,729	$0.29

During the three-month period ending March 31, 2016 the Company granted options to purchase 1,710,527 shares of common stock to members of the Company’s Board of Directors. The options are exercisable at $0.19 per share, vest monthly over a twelve-month period, and expire ten years from the date granted. Total fair value of these options at grant date was $273,683 using the Black-Scholes Option Pricing model with the following assumptions: life of 5.5 years; risk free interest rate of 1.73%; volatility of 119% and dividend yield of 0%.

During the three month periods ended March 31, 2016 and 2015, the Company recognized compensation costs based on the fair value of options that vested of $99,595 and $207,425 respectively.

At March 31, 2016, the Company’s closing stock price was $0.15 per share. As all outstanding options had an exercise price greater than $0.15 per share, the aggregate intrinsic value of the options outstanding at March 31, 2016 was $0. Future unamortized compensation expense on the unvested outstanding options at March 31, 2016 is $207,815 to be recognized through December 2016.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2016 up to March 31, 2016.

	Warrants	Weighted Avg. Exercise Price
January 1, 2016	4,411,667	$0.31
Granted	4,593,575	0.11
Exercised	–	–
Cancelled	(120,000)	1.01
March 31, 2016	8,885,242	$0.19

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of March 31, 2016 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.25 - $ 0.99	8,885,242	1.9	$0.19	8,850,242	$0.19
$ 1.00 - $ 1.99	–	–	–	–	–
	8,885,242	1.9	$0.19	8,850,242	$0.19

In the three-month period ending March 31, 2016, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 4,193,575 shares of common stock with an exercise price of $0.10 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 5).

During the three-month period ending March 31, 2016 the Company granted warrants to purchase 400,000 shares of common stock to consultants. The options are exercisable starting at $0.12 per share to $0.18 per share, vested upon issuance, and expire one year from the date granted.

During the three periods ended March 31, 2016 and 2015, the Company recognized compensation costs of $27,660 and $20,927, respectively, based on the fair value of warrants that vested. Total fair value of these warrants at March 31, 2016 was computed using the Black-Scholes Option Pricing model with the following assumptions: life of 1 year and 8 years; average stock price of $0.16 per share, average risk free interest rate of 0.83%; average volatility of 110% and dividend yield of 0%.

At March 31, 2016, the aggregate intrinsic value of the warrants outstanding was $256,679. Future unamortized compensation expense on the unvested outstanding warrants at March 31, 2016 is approximately $475 to be recognized through April 2016.

10.	Contractual Obligations

The Company has certain contractual commitments as of March 31, 2016 for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

		Research and
Year ending	Office	License	Compensation	Total
December 31,	Lease (1)	Agreements (2)	Agreements (3)	Obligations
2016	$52,470	$140,625	$262,500	$455,595
2017	69,960	187,500	305,429	562,889
2018	40,810	187,500	290,000	518,310
2019	–	187,500	54,375	241,875
2020	–	187,500	–	187,500
Total	$163,240	$890,625	$912,304	$1,966,169

________________________________

(1)	Consists of rent for the Company’s Santa Barbara Facility expiring on July 31, 2018.

(2)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party.
(3)	Consists of base salary and certain contractually-provided benefits, to i) an executive officer, pursuant to an employment agreement at a base salary of $290,000 per year and, as amended by the Board on March 10, 2016, expires on March 8, 2019; and ii) and a severance agreement of a former officer in the amount of $60,429.

11.	Commitments and Contingencies

There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

12.	Subsequent Events

Increase in Outstanding Shares

In April, 2016, the Company issued a convertible note in the amount of $30,030 in exchange for cash of $27,300. This note is unsecured, convertible into 300,300 shares in common stock of the Company at a conversion price of $0.10 per share and mature in one year. In connection with this note, the Company also issued warrants to purchase 150,150 shares of common stock of the Company at an exercise price of $0.10 per share and expiring one year from the date of issuance. As a result, the Company will record a note discount of $30,030 to account for the relative fair value of the warrants, the note’s beneficial conversion feature and original issue discount, which will be amortized as interest expense over the life of the notes.

In April, 2016, Company issued 3,546,400 shares of common stock upon conversion of previously issued convertible notes in aggregate value of $354,640.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2016, and we undertake no duty to update this information.

Overview

QS Energy, Inc. (“QS Energy” or “Company” or “we” or “us” or “our”) (formerly known as Save the World Air, Inc.) develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual property portfolio includes 47 domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple” or “Temple University”). For details of the licensing agreements with Temple University, see Financial Statements attached hereto, Note 6. QS Energy's primary technology is called Applied Oil Technology™ (AOT™), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT™ has been proven in U.S. Department of Energy tests to increase the energy efficiency of oil pipeline pump stations. The AOT product has transitioned from the research and development stage to commercial production for testing by the midstream pipeline marketplace.

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

On July 15, 2014, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Kinder Morgan Lease”) with Kinder Morgan Crude & Condensate, LLC (“Kinder Morgan”) under which Kinder Morgan agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of Kinder Morgan’s operating pipelines. Equipment provided under the Lease includes a single AOT Midstream pressure vessel with a maximum flow capacity of 5,000 gallons per minute. The equipment was delivered to Kinder Morgan in December 2014 and installed in March 2015. In April 2015, during pre-start testing, low electrical impedance was measured in the unit, indicating an electrical short. A replacement unit was installed May 2015. The second unit also presented with low impedance when flooded with crude condensate from Kinder Morgan’s pipeline. Subsequent to design modifications, a remanufactured AOT unit was installed and tested at Kinder Morgan’s pipeline facility in in August 2015. Initial results were promising, with the unit operating generally as expected. However, voltage dropped as preliminary tests continued, indicating decreased impedance within the AOT pressure vessel. QS Energy personnel and outside consultants performed a series of troubleshooting assessments and determined that, despite modifications made to the AOT, conductive materials present in the crude oil condensate continued to be the root cause of the decreased impedance. Based on these results, QS Energy and Kinder Morgan personnel mutually agreed to hold on final acceptance of equipment under the lease and temporarily suspend in-field testing to provide time to re-test crude oil condensate in a laboratory setting, and thoroughly review and test selected AOT component design and fabrication. Subsequent analysis and testing led to changes in electrical insulation, inlet flow improvements and other component modifications. These design changes were implemented and tested by Industrial Screen and Maintenance (ISM), one of QS Energy's supply chain partners in Casper, Wyoming. Test performed by ISM at its Wyoming facility indicated significant improvements to system impedance and efficiency of electric field generation.

In February 2016, the modified AOT equipment was installed at Kinder Morgan’s facility. Pre-acceptance testing was performed in April 2016, culminating in more than 24 hours of continuous operations. In-field viscosity measurements and pipeline data collected during this test indicate the AOT equipment is operating as expected, resulting in reductions in viscosity and pipeline pressure equivalent to those measured under laboratory conditions. QS Energy and Kinder Morgan are now working to finalize installation and acceptance of the equipment under the lease.

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

The Company is actively seeking new deployments of its AOT technology. In August, 2015, QS Energy was invited to an offshore oil transfer platform in the Gulf of Mexico. This offshore platform was assessed by QS Energy personnel for a potential deployment of the AOT viscosity reduction technology as a solution for super-heavy crude oil flow assurance issues. Following the site visit, all parties executed non-disclosure agreements in advance of detailed analysis and in anticipation of developing an onsite AOT testing program subject to laboratory testing and case studies performed on oil samples to be provided by the offshore platform operator. In June 2015, the Company formed a strategic alliance with Norrønt, AS (“Norrønt”), located in Oslo, Norway. Through its affiliation with Norrønt, the Company is currently in the process of negotiating a collaboration agreement with three Norwegian based oil companies as well as a potential research grant with the Norwegian Research Council. Under a strategic alliance formed in 2013, Energy Tech Africa is actively marketing AOT technology in Africa and the Middle East. During the first and second quarters of 2015, oil samples from a Middle Eastern oil company were provided under non-disclosure agreement to Temple University for testing. These tests demonstrated AOT viscosity reductions of 20% to 35% in a laboratory setting. Discussions with this Middle East oil company are ongoing.

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

Results of Operations for Three months ended March 31, 2016 and 2015

	Three months ended
	March 31
	2016	2015	Change
Revenues	$–	$–	$–
Costs and Expenses
Operating expenses	635,402	855,452	(220,050)
Research and development expenses	74,935	272,777	(197,842)
Loss before other income (expense)	(710,337)	(1,128,229)	(417,892)
Other income (expense)
Other income (loss)	–	1,500	(1,500)
Interest and financing expense	(493,712)	(47,608)	(446,104)
Loss on disposition of equipment	(3,343)	–	(3,343)
Net Loss	$(1,207,392)	$(1,174,337)	$(125,270)

The Company had no revenues in the three month periods ended March 31, 2016 and 2015.

Operating expenses were $635,402 for the three-month period ended March 31, 2016, compared to $855,452 for the three-month period ended March 31, 2015, a decrease of $220,050. This is due to decreases in non-cash expenses of $86,386, and in cash expenses of $133,664. Specifically, the decrease in non-cash expenses are attributable to decreases in depreciation of $1,289 and stock compensation expenses attributable to options granted to directors and employees of $107,830, offset by increases in stock compensation expenses attributable to warrants granted to consultants of $22,733. The decrease in cash expense is attributable to decreases in salaries and benefits of $58,971, legal and accounting of $43,675, travel and related expenses of $36,119, and other expenses of $22,910, offset by increases in consulting fees of $10,470, rents of $1,661, corporate expenses of $10,483, and insurance of $5,397.

Research and development expenses were $74,395 for the three-month period ended March 31, 2016, compared to $272,777 for the three-month period ended March 31, 2015, a decrease of $197,842. This decrease is attributable to decreases in prototype product development costs of $149,998, and product testing, research, patents and other costs of $47,844.

Other income and expense were $497,055 expense for the three-month period ended March 31, 2016, compared to $46,108 expense for the three-month period ended March 31, 2015, a net increase in other expenses of $450,947. This increase is attributable to an increase in non-cash other expenses of $446,104 and an increase in cash expenses of $4,843. The increase in non-cash other expense is due to an increase in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $446,104. The decrease in other cash income is due to a decrease in income from sale fixed assets in the amount of $1,500, and an increase in loss on the disposition of assets in the amount of $3,343.

The Company had a net loss of $1,207,392, or $0.01 per share, for the three-month period ended March 31, 2016, compared to a net loss of $1,174,337, or $0.01 per share, for the three-month period ended March 31, 2015.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and an accumulated deficit of $102,481,544 as of March 31, 2016. Our negative operating cash flow in 2015 and the first three months of 2016 was funded primarily through issuance of convertible notes and the exercise of stock purchase warrants and options for cash.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $1,207,392 and a negative cash flow from operations of $518,934 for the three-month period ended March 31, 2016.  These factors raise substantial doubt about our ability to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

During the period ended March 31, 2016, we received cash totaling $762,468 from issuance of our convertible notes payable and used cash in operations of $518,934. At March 31, 2016, we had cash on hand in the amount of $592,720. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2016 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Licensing Fees to Temple University

For details of the licensing agreements with Temple University, see Financial Statements attached hereto, Note 6 (Research and Development).

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2016, the Company incurred a net loss of $1,207,392, used cash in operations of $518,934 and had a stockholders’ deficit of $604,984 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2016, the Company had cash on hand in the amount of $592,720. Management estimates that the current funds on hand will be sufficient to continue operations through July 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2016 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders in case of equity financing.

Recent Accounting Polices

See Footnote 2 in the accompanying financial statements for a discussion of recent accounting policies.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of March 31, 2016, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2016, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

(a) Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2015, which we filed with the SEC on March 15, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the three months ended March 31, 2016, the Company issued 4,789,049 shares of its common stock upon the conversion of $602,800 in convertible notes at $0.10 per share.

The Company issued 400,000 shares of common stock as compensation to consultants during the three months ended March 31, 2016.

The proceeds received by the Company in connection with the above issuances of shares were used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

As approved by the Board of Directors by resolution on June 19, 2015, the Board revised the Company’s Board compensation policy effective January 1, 2015 as follows:

(i)	Board Options: Effective January 1, 2015, and thereafter, effective January 1 of each succeeding year, each member of the Board shall receive a grant of unqualified Options to purchase Shares of the Company's common stock. The number of underlying Shares of the Option shall be equal to the quotient of $50,000 divided by the market value of the Company's shares, on the day of the grant, as reported on the OTCBB or, if applicable, NASDAQ. The Options shall vest monthly, at a vesting rate of one-twelfth (1/12th) per month over the course of twelve (12) months, fully vesting on December 31st of the calendar year in which the Options are granted, and shall expire ten (10) years after the day of grant. All unvested Options shall be cancelled in the event a member of the Board ceases to be a member of the Board for any reason prior to the vesting date of the Option.

(ii)	Audit Committee Chairman Options: Effective January 1, 2015, and thereafter, effective January 1 of each succeeding year the Chairman of the Audit Committee shall also receive a grant of unqualified Options pursuant to the terms and conditions identified in subsection (i), above, except the number of underlying Shares shall be equal to the quotient of $25,000 divided by the market value of the Company's shares, on the day of the grant, as reported on the OTCBB or, if applicable, NASDAQ.

(iii)	Options Issued upon Appointment to the Board of Directors: Upon appointment to the Board of Directors the appointed Director shall receive a grant of Options under terms defined in subsections (i) above, effective on the date of appointment except that the number of Shares granted shall be adjusted on a pro-rata basis for the number of days remaining in the calendar year on the date of grant.

(iv)	Options Issued upon Appointment as Chairman of the Audit Committee: Upon appointment as Chairman of the Audit Committee, the appointed Chairman shall receive a grant of Options under terms defined in subsection (ii) above, effective on the date of appointment except that the number of Shares granted shall be adjusted on a pro-rata basis for the number of days remaining in the calendar year on the date of grant.

(v)	Committee Member Compensation: Each member of a committee of the Board shall receive monthly compensation of $500.00, plus reimbursement of reasonable travel and lodging expenses.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

QS ENERGY, INC.

Date: May 10, 2016	By:	/s/ Greggory M. Bigger
Greggory M. Bigger
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

