Form 10-Q
period 2016-06-30
QS Energy, Inc.
filed 2016-08-09
CIK 1103795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-29185

QS ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	52-2088326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5266 Hollister Avenue, Suite 219 Santa Barbara, California 93111

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

Yes  ☐    No   ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 5, 2016 was 194,622,026.

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheet

	June 30
	2016	December 31
	(unaudited)	2015
ASSETS
Current assets:
Cash	$327,505	$349,186
Prepaid expenses and other current assets	46,947	50,596
Total current assets	374,452	399,782
Property and equipment, net of accumulated depreciation of $29,059 and $60,242 at June 30, 2016 and December 31, 2015, respectively	20,060	21,798
Other assets	7,180	6,480
Total assets	$401,692	$428,060

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$683,751	$590,001
Accounts payable and accrued expenses	221,221	182,334
Accrued expenses and accounts payable-related parties	159,171	190,750
Deposits and other current liabilities	104,500	25,000
Convertible debentures, net of discounts of $173,751 and $100,833 at June 30, 2016 and December 31, 2015, respectively	250,032	222,195
Total current liabilities	1,418,675	1,210,280

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value: 300,000,000 shares authorized 193,082,026 and 183,831,577 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	193,082	183,832
Additional paid-in capital	102,408,579	100,308,100
Accumulated deficit	(103,618,644)	(101,274,152)
Total stockholders’ deficit	(1,016,983)	(782,220)
Total liabilities and stockholders’ deficit	$401,692	$428,060

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Operations, Unaudited

	Three months ended		Six months ended
	June 30		June 30
	2016	2015	2016	2015
Revenues	$–	$–	$–	$–
Costs and expenses
Operating expenses	625,148	826,512	1,260,550	1,681,964
Research and development expenses	73,242	147,658	148,177	420,435
Loss before other income (expense)	(698,390)	(974,170)	(1,408,727)	(2,102,399)
Other income (expense)
Other income	460	1,500	460	3,000
Interest and financing expense	(439,170)	(570,274)	(932,882)	(617,882)
Loss on disposition of equipment	–	–	(3,343)	–
Net Loss	$(1,137,100)	$(1,542,944)	$(2,344,492)	$(2,717,281)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	192,010,704	181,428,211	188,616,394	181,341,542

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the Six months ended June 30, 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2016	183,831,577	$183,832	$100,308,100	$(101,274,152)	$(782,220)
Common stock issued on conversion of notes payable	9,050,449	9,050	895,994		905,044
Fair value of common stock issued for services	200,000	200	32,800		33,000
Fair value of warrants and beneficial conversion feature of issued convertible notes			904,769		904,769
Fair value of options and warrants issued as compensation			266,916		266,916
Net loss				(2,344,492)	(2,344,492)
Balance, June 30, 2016	193,082,026	$193,082	$102,408,579	$(103,618,644)	$(1,016,983)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Six months ended
	June 30,
	2016	2015
Cash flows from Operating Activities
Net loss	$(2,344,492)	$(2,717,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	266,916	427,172
Fair value of common stock issued for services	33,000	–
Amortization of debt discount	922,327	617,882
Accrued interest expense	–	–
Loss on disposition of assets	3,343	–
Depreciation and amortization	3,680	6,543
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,949	18,788
Accounts payable and accrued expenses	49,441	21,948
Accounts payable – license agreements	93,750	90,938
Accounts payable and accrued expenses – related parties	(31,579)	(38,693)
Deposits and other current liabilities	79,500	–
Net cash used in operating activities	(921,165)	(1,572,703)
Cash flows from investing activities
Purchase of equipment	(5,285)	(12,914)
Net cash used in investing activities	(5,285)	(12,914)
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	904,769	475,500
Net proceeds from exercise of warrants and options	–	50,000
Net cash provided by financing activities	904,769	525,500
Net decrease in cash	(21,681)	(1,060,117)
Cash, beginning of period	349,186	2,247,557
Cash, end of period	$327,505	$1,187,440

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	905,044	602,800
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	904,769	470,945

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

QS Energy develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology™ (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that reduces crude oil viscosity by applying a high intensity electrical field to crude oil feedstock while in transit. The AOT product has transitioned from the research and development stage to initial production and continued testing in advance of our goal of seeking acceptance and adoption by the midstream pipeline marketplace.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2016, the Company incurred a net loss of $2,344,492, used cash in operations of $921,165 and had a stockholders’ deficit of $1,016,983 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2015 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At June 30, 2016, the Company had cash on hand in the amount of $327,505. Management estimates that the current funds on hand will be sufficient to continue operations through November 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation, payment of license and other fees to Temple University, salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2016 and beyond.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At June 30, 2016 and 2015, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	June 30, 2016	June 30, 2015
Options	23,724,256	21,681,512
Warrants	9,342,892	6,308,754
Common stock issuable upon conversion of notes payable	2,401,667	–
Total	35,468,815	27,990,266

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

The Company is required to use observable market data if such data is available without undue cost and effort. At June 30, 2016, the carrying amounts for cash, accounts payable, accrued expenses and convertible debentures approximate their fair value due to their short term nature.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the six-month periods ended June 30, 2016 and 2015, patent costs were $30,374 and $29,854, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations. During the three-month periods ended June 30, 2016 and 2015, patent costs were $17,286 and $10,048, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

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

3.	Certain Relationships and Related Transactions

As of June 30, 2016 and December 31, 2015, the Company had accrued expenses and accounts payable to related parties in the amount of $159,171 and $190,750, respectively. Included in these amounts at June 30, 2016 and December 31, 2015 were unpaid salaries due to our former President and current member of the Company’s Board of Directors of $45,429 and $75,429, respectively. The Company agreed to pay the former President $5,000 per month until the unpaid salary is fully settled. Also included in these amounts at June 30, 2016 and December 31, 2015 are accrued directors’ fees of $76,089.

4.	Property and Equipment

At June 30, 2016 and December 31, 2015, property and equipment consists of the following:

	June 30, 2016	December 31, 2015
	(unaudited)
Office equipment	$28,040	$65,051
Furniture and fixtures	2,880	4,075
Testing Equipment	18,199	12,914
Subtotal	49,119	82,040
Less accumulated depreciation	(29,059)	(60,242)
Total	$20,060	$21,798

Depreciation expense for the six-month periods ended June 30, 2016 and 2015 was $3,680 and $6,543, respectively. During the period ended June 30, 2016, the Company disposed certain property and equipment with aggregate costs of $38,206 and accumulated depreciation of $34,863 which resulted in a loss of $3,343.

5.	Convertible Notes

	June 30, 2016	December 31, 2015
	(unaudited)
Balance due on convertible notes	$411,224	$321,024
Accrued interest	12,559	2,004
Subtotal	423,783	323,028
Unamortized note discount	(173,751)	(100,833)
Balance on convertible notes, net of note discount	$250,032	$222,195

During 2014 and 2015, the Company conducted a private placement and issued approximately $1 million of its unsecured convertible notes for proceeds of $920,900 or an original issue discount (“OID”) of $85,490. The notes do not bear any interest: however, the implied interest rate used was 10% because the notes were issued for a purchase price of 10% less than their face value. The notes are unsecured and mature in twelve months from issuance. The notes are convertible, at the option of the note holder, into the Company’s common stock at conversion prices ranging from $0.10 per share through $0.48 per share. In addition, each note holder also received a warrant to purchase common stock equivalent to 25% of the number of shares the notes are convertible into or a total of 1,942,704 shares of common stock. Each warrant is exercisable on a cash basis only at prices ranging from $0.10 through $0.48 per share. The warrants vest immediately upon issuance, and are exercisable for one year from the date of issuance.

As a result, the Company recorded a note discount of $842,105 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature (“BCF”), and OID. The note discounts are being amortized over the life of the note or will be amortized in full upon the conversion of the corresponding notes to common stock. At December 31, 2015, total outstanding notes payable amounted to $321,024 and unamortized note discount was $100,833.

During the six-month period ended June 30, 2016, the Company issued similar convertible promissory notes $995,245 for cash proceeds of $904,769 or a discount of $90,476. The notes do not bear any interest; however, the implied interest rate used was 10% because the notes were issued for purchase prices of 10% less than their face value. The notes are unsecured, mature in twelve months from issuance and are convertible at $0.10 per share. In addition, the Company also granted these note holders warrants to purchase 4,976,225 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.10 per share and will expire in one year from the date of their issuance. As a result, the Company recorded a note discount of $995,245 to account for the relative fair value of the warrants, the notes’ BCF and OID. The note discounts are being amortized over the life of the note or will be amortize in full upon the conversion of the corresponding notes to common stock.

During the six-month period ended June 30, 2016, a total of $905,044 of notes payable were converted into 9,050,449 shares of common stock and amortized note discount of $922,328 was recorded as interest expense.

As of June 30, 2016, total outstanding notes payable amounted to $411,224 and unamortized note discount of $173,751. Included in the Company’s outstanding notes payable are three notes in the aggregate of $211,024 that had reached maturity without conversion as of June 30, 2016 and are currently due. As a result, the Company accrued interest of $12,559 pursuant to the terms of the notes.

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

For the six-month periods ended June 30, 2016 and 2015, our research and development expenses were $148,177 and $420,435 respectively. For the three-month periods ended June 30, 2016 and 2015, our research and development expenses were $73,242 and $147,658 respectively.

AOT Product Development and Testing

In 2014, the Company entered into a lease agreement with Kinder Morgan Crude & Condensate, LLC for the manufacture and delivery of our AOT Prototype Equipment. The AOT Prototype Equipment is currently undergoing testing at a Kinder Morgan facility. See Note 0 for further discussion.

During the six-month periods ended June 30, 2016 and 2015, the Company incurred total expenses of $54,227 and $78,596, respectively, in the manufacture, delivery and testing of the AOT prototype equipment. During the three-month periods ended June 30, 2016 and 2015, the Company incurred total expenses of $26,367 and $49,704, respectively. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

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

In December 2015, we temporarily suspended development activities for the Joule Heat technology in order to focus the Company resources on finalizing the commercial development of the AOT technology. We currently plan to resume Joule Heat development in the fourth quarter of fiscal 2016 depending on the availability of sufficient capital and other resources.

During the six-month periods ended June 30, 2016 and 2015, the Company incurred total expenses of $200 and $183,401, respectively, in the manufacture, delivery and testing of the Joule Heat prototype equipment. During the three-month periods ended June 30, 2016 and 2015, the Company incurred total expenses of $0 and $18,735, respectively, in the manufacture, delivery and testing of the Joule Heat prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations.

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

Total expenses recognized during each six-month period ended June 30, 2016 and 2015 pursuant to these two agreements amounted to $93,750. Total expenses recognized during each three-month period ended June 30, 2016 and 2015 pursuant to these two agreements amounted to $46,875. These expenses have been reflected in Research and Development expenses on the accompanying consolidated statements of operations.

As of June 30, 2016 and December 31, 2015, total unpaid fees due to Temple pursuant to these agreements amounted to $554,375 and $460,625, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets. As of June 30, 2016, $184,375 of the $554,375 payable has been deferred until the Licensing Agreements are terminated and $370,000 is deemed past due. The Company is currently in negotiations with Temple to settle this amount.

There were no revenues generated from these two licenses during the six-month periods ended June 30, 2016 and 2015.

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

During the six-month period ended June 30, 2015, the Company recognized a total expense of $64,688 pursuant to this agreement. During the three-month period ended June 30, 2015, the Company recognized a total expense of $32,344 pursuant to this agreement. These costs have been reflected in Research and Development expenses on the accompanying consolidated statements of operations. There was no such cost recorded during 2016 as a result of the expiration of the agreement in August 2015.

As of June 30, 2016 and December 31, 2015, total unpaid fees due to Temple pursuant to this agreement amounted to $129,376, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.  As of June 30, 2016, the entire $129,377 is deemed past due. The Company is currently in negotiations with Temple to settle this amount.

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

8.	Common Stock

During the six months ended June 30, 2016, the Company issued 9,050,449 shares of its common stock upon the conversion of $ 905,044 in convertible notes at $0.10 per share. In addition, the Company also issued 200,000 shares of common stock to consultants for services rendered with a fair value of $33,000 which is included as part of Operating Expenses in the attached consolidated statements of operations. The shares were valued at the trading price at the date of issuance.

9.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Options vest and expire according to terms established at the grant date.

Options

Employee options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at June 30, 2016 was 5.3 years. Stock option activity for the period January 1, 2016 up to June 30, 2016, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2016	21,535,148	$0.30
Granted	2,250,527	0.19
Exercised	–	–
Forfeited	(61,419)	1.46
Outstanding, June 30, 2016	23,724,256	$0.28
Exercisable, June 30, 2016	21,473,729	$0.29

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of June 30, 2016 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	23,573,810	5.2	$0.28	21,323,283	$0.29
$ 1.00 - $ 1.99	150,446	7.1	$1.18	150,446	$1.18
	23,724,256	5.3	$0.28	21,473,729	$0.29

During the six-month period ending June 30, 2016 the Company granted options to purchase 1,710,527 shares of common stock to members of the Company’s Board of Directors. The options are exercisable at $0.19 per share, vest monthly over a twelve-month period, and expire ten years from the date granted. Total fair value of these options at grant date was $273,683 using the Black-Scholes Option Pricing model with the following assumptions: life of 5.5 years; risk free interest rate of 1.73%; volatility of 119% and dividend yield of 0%.

During the six-month period ending June 30, 2016 the Company granted options to purchase 540,000 shares of common stock to employees of the Company. The options are exercisable at $0.18 per share, vest over periods of twelve and twenty-four months, and expire ten years from the date granted. Total fair value of these options at grant date was $83,500 using the Black-Scholes Option Pricing model with the following assumptions: life of 5.5 to 6 years; risk free interest rate of 1.23%; volatility of 121% and dividend yield of 0%.

During the six-month periods ended June 30, 2016 and 2015, the Company recognized compensation costs based on the fair value of options that vested of $181,155 and $385,875 respectively, which is included in Operating expenses in the Company’s statement of operations. During the three-month periods ended June 30, 2016 and 2015, the Company recognized compensation costs based on the fair value of options that vested of $99,595 and $178,450 respectively, which is included in Operating expenses in the Company’s statement of operations.

At June 30, 2016, the Company’s closing stock price was $0.16 per share. As all outstanding options had an exercise price greater than $0.16 per share, the aggregate intrinsic value of the options outstanding at June 30, 2016 was $0. Future unamortized compensation expense on the unvested outstanding options at June 30, 2016 is $209,755 to be recognized through May 2018.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2016 up to June 30, 2016.

	Warrants	Weighted Avg. Exercise Price
January 1, 2016	4,411,667	$0.31
Granted	5,626,225	0.11
Exercised	–	–
Cancelled	(695,000)	0.49
June 30, 2016	9,342,892	$0.17

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of June 30, 2016 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.25 - $ 0.99	9,342,892	1.8	$0.17	9,342,892	$0.18
$ 1.00 - $ 1.99	–	–	–	–	–
	9,342,892	1.8	$0.17	9,342,892	$0.18

During the six-month period ending June 30, 2016, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 4,976,225 shares of common stock with an exercise price of $0.10 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 0).

During the six-month period ending June 30, 2016 the Company granted warrants to purchase 650,000 shares of common stock to consultants. The options are exercisable starting at $0.12 per share to $0.18 per share, vested upon issuance, and expire in one to three years from the date granted. The fair value of these warrants were computed using the Black-Scholes Option Pricing model with the following assumptions: life of 1 year through 8 years; average stock price of $0.16 per share, average risk free interest rate of 0.82%; average volatility of 110% and dividend yield of 0%.

During the six-month period ending June 30, 2016, the Company amended the terms of a warrant issued in 2015, extending the expiration date of the warrant by twelve months. The fair value of this warrant at the date of the amendment was $32,083, computed using the Black-Scholes Option Pricing model with the following assumptions: life of 1 year; stock price of $0.17 per share, average risk free interest rate of 0.81%; average volatility of 97% and dividend yield of 0%. This amount is included in Operating expenses in the Company’s statement of operations.

During the six-month periods ended June 30, 2016 and 2015, the Company recognized compensation costs of $85,761 and $41,297, respectively, based on the fair value of warrants that vested, which is included in Operating expenses in the Company’s statement of operations. During the three-month periods ended June 30, 2016 and 2015, the Company recognized compensation costs of $58,101 and $20,730, respectively, based on the fair value of warrants that vested, which is included in Operating expenses in the Company’s statement of operations.

At June 30, 2016, the aggregate intrinsic value of the warrants outstanding was $356,374. All warrants issued as compensation had fully vested and all compensation expense had been amortized in full as-of June 30, 2016.

10.	Contractual Obligations

The Company has certain contractual commitments as of June 30, 2016 for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

		Research and
Year ending	Office	License	Compensation	Total
December 31,	Lease (1)	Agreements (2)	Agreements (3)	Obligations
2016	$34,980	$93,750	$175,000	$303,730
2017	69,960	187,500	305,429	562,889
2018	40,810	187,500	290,000	518,310
2019	–	187,500	54,375	241,875
2020	–	187,500	–	187,500
Total	$145,750	$843,750	$824,804	$1,814,304

________________________________

(1)	Consists of rent for the Company’s Santa Barbara Facility expiring on July 31, 2018.

(2)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party.

(3)	Consists of base salary and certain contractually-provided benefits, to i) an executive officer, pursuant to an employment agreement at a base salary of $290,000 per year and, as amended by the Board on March 10, 2016, expires on March 8, 2019; and ii) and a severance agreement of a former officer in the amount of $45,429.

Effective May 1, 2016, the Company vacated the Santa Barbara Facility and subleased the space through the term of the master lease, terminating July 31, 2018. Under the master lease, the Company is committed to pay $5,830 per month. This expense is offset by sublease income of $4,500 per month, for a net monthly expense of $1,330, totaling $35,910 over the remaining 27-month term of the master lease. At June 30, 2016, the Company accrued $33,250 to account for the estimated loss in the Santa Barbara Facility lease agreement which is reflected in as part of Accounts Payable and accrued expense on the accompanying consolidated balance sheet.

Effective June 1, 2016, the Company relocated its Santa Barbara office to an office space located at 5266 Hollister Avenue, Suite 219, Santa Barbara, CA 93111, under a twelve-month lease at a lease rate of $751 per month. This expense is reflected in Operating Expenses on the accompanying consolidated statements of operations.

11.	Subsequent Events

Increase in Outstanding Shares

From July 1, 2016 through August 5, 2016, the Company issued convertible notes in the amount of $511,500 in exchange for cash of $465,000. These notes are unsecured, convertible into 5,115,000 shares in common stock of the Company at a conversion price of $0.10 per share and mature in one year. In connection with this note, the Company also issued warrants to purchase 2,557,500 shares of common stock of the Company at an exercise price of $0.10 per share and expiring one year from the date of issuance. As a result, the Company will record a note discount of $511,500 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature and original issue discount, which will be amortized as interest expense over the life of the notes.

From July 1, 2016 through August 5, 2016, the Company issued 1,540,000 shares of common stock upon conversion of previously issued convertible notes in aggregate value of $154,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of June 30, 2016, and we undertake no duty to update this information.

Overview

QS Energy develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology™ (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that reduces crude oil viscosity by applying a high intensity electrical field to crude oil feedstock while in transit. AOT technology delivers reductions in crude oil viscosity and pipeline pressure loss as demonstrated in independent third-party tests performed by the U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™, at full-scale test facilities in the U.S. and China, and under commercial operating conditions on one of North America’s largest high-volume crude oil pipelines. The AOT product has transitioned from laboratory testing and ongoing research and development to initial production and continued testing in advance of our goal of seeking acceptance and adoption by the midstream pipeline marketplace.

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

Between 2011 and 2012, the Company transitioned from prototype testing of its AOT technology at the U.S. Department of Energy Rocky Mountain Oilfield Testing Center, Midwest, Wyoming (“RMOTC”), to the design and production of full-scale commercial prototype units. The Company worked in a collaborative engineering environment with multiple energy industry companies to refine the AOT Midstream commercial design to comply with the stringent standards and qualification processes as dictated by independent engineering audit groups and North American industry regulatory bodies. In May 2013, the Company’s first commercial prototype unit known as AOT Midstream, was completed.

In 2013, the Company entered into an Equipment Lease/Option to Purchase Agreement (“TransCanada Lease”) with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. ("TransCanada") which agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of TransCanada’s operating pipelines. As previously reported in our 10-K report filed with the SEC on March 16, 2015, in June 2014, the equipment was accepted by TransCanada and the lease commenced and the first full test of the AOT equipment on the Keystone pipeline was performed in July 2014 by Dr. Rongjia Tao of Temple University, with subsequent testing performed by an independent laboratory, ATS RheoSystems, a division of CANNON™ (“ATS”) in September 2014. Upon review of the July 2014 test results and preliminary report by Dr. Tao, QS Energy and TransCanada mutually agreed that this initial test was flawed due to, among other factors, the short term nature of the test, the inability to isolate certain independent pipeline operating factors such as fluctuations in upstream pump station pressures, and limitations of the AOT device to produce a sufficient electric field to optimize viscosity reduction. Subsequent testing by ATS in September 2014 demonstrated viscosity reductions of 8% to 23% depending on flow rates and crude oil types in transit. In its summary report, ATS concluded that i) data indicated a decrease in viscosity of crude oil flowing through the TransCanada pipeline due to AOT treatment of the crude oil; and ii) the power supply installed on our equipment would need to be increased to maximize reduction in viscosity and take full advantage of the AOT technology. While more testing is required to establish the efficacy of our AOT technology, we are encouraged by the findings of these field tests performed under commercial operating conditions. The TransCanada Lease was terminated by TransCanada, effective October 15, 2014. Upon termination of the TransCanada Lease, all equipment was uninstalled, returned, inspected and configured for re-deployment.

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

In February 2016, the modified AOT equipment was installed at Kinder Morgan’s facility. Pre-acceptance testing was performed in April 2016, culminating in more than 24 hours of continuous operations. In-field viscosity measurements and pipeline data collected during this test indicate the AOT equipment is operating as expected, resulting in viscosity reductions equivalent to those measured under laboratory conditions. Supervisory Control And Data Acquisition (“SCADA”) pipeline operating data collected by Kinder Morgan during this test indicated a pipeline pressure drop reduction consistent with expectations. Kinder Morgan has provided the Company with a number of additional crude oil samples to be tested in the laboratory for future test correlation and operational planning purposes. Subject to final review, Kinder Morgan and QS Energy will determine next steps which are expected to include integration of Kinder Morgan’s SCADA system with the AOT control system, 30 days of continued operation during batched pipeline flow, and final installation and acceptance of the equipment under the lease.

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

The Company is actively seeking new deployments of its AOT technology. In August, 2015, QS Energy was invited to an offshore oil transfer platform in the Gulf of Mexico. This offshore platform was assessed by QS Energy personnel for a potential deployment of the AOT viscosity reduction technology as a solution for super-heavy crude oil flow assurance issues. Following the site visit, all parties executed non-disclosure agreements in advance of detailed analysis and in anticipation of developing an onsite AOT testing program subject to laboratory testing and case studies performed on oil samples to be provided by the offshore platform operator. In June 2015, the Company formed a strategic alliance with Norrønt, AS (“Norrønt”), located in Oslo, Norway. Through its affiliation with Norrønt, the Company is currently in the process of negotiating a collaboration agreement with three Norwegian based oil companies as well as a potential research grant with the Norwegian Research Council. Under a strategic alliance formed in 2013, Energy Tech Premier Group is actively marketing AOT technology in Africa and the Middle East. During the first and second quarters of 2015, oil samples from a Middle Eastern oil company were provided to Temple University for testing. These tests demonstrated AOT viscosity reductions of 20% to 35% in a laboratory setting. Discussions with this Middle East oil company are ongoing. Effective May 2016, the Company executed a non-disclosure agreement with a second large Middle East oil company in consideration and evaluation of potential transactions and joint development activities. Effective July 26, 2016, the Company executed a non-disclosure agreement with a significant crude oil pipeline manufacturing and installation company located in Beijing, China, for the purpose of developing a potential sales and distribution relationship targeting the China market.

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

In July 2015, the Company formed QS Energy Pool, Inc., a wholly owned subsidiary of QS Energy, Inc., for the sole purpose of taking advantage of asset acquisition opportunities in the oil and gas operations market. QS Energy Pool is specifically targeting the acquisition of one or more operating companies or properties with proven positive cash flow, providing operating income and bottom line revenue which are both accretive to and synergistic with QS Energy, Inc.’s current operations. QS Energy has identified multiple attractive opportunities to acquire producing oil and gas field operations. Our strategy is to acquire producing oil and gas fields with production profiles of at least ten years, proven long-term development rights, and demonstrated positive cash flow at commodity prices as low as $25/barrel of oil and $2.00/MCF of gas. Any such acquisitions would be subject on our ability to obtain acquisition financing under acceptable terms and conditions. To date, we have not acquired any oil and gas properties, and there can be no assurances that we will do so in the future. We can provide no assurances that such financing would be available to us.

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

There are significant risks associated with our business, our Company and our stock. See “Risk Factors” in Part II, Item 1A below.

Results of Operation for Six and Three-month periods ended June 30, 2016 and 2015

I.	Six months ended June 30, 2016 and 2015

	Six months ended
	June 30
	2016	2015	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	1,260,550	1,681,964	(421,414)
Research and development expenses	148,177	420,435	(272,258)
Loss before other income (expense)	(1,408,727)	(2,102,399)	693,672
Other income (expense)
Other income	460	3,000	(2,540)
Interest and financing expense	(932,882)	(617,882)	(315,000)
Loss on disposition of equipment	(3,343)	–	(3,343)
Net Loss	$(2,344,492)	$(2,717,281)	$372,789

The Company had no revenues in the six-month periods ended June 30, 2016 and 2015.

Operating expenses were $1,260,550 for the six-month period ended June 30, 2016, compared to $1,681,964 for the six-month period ended June 30, 2015, a decrease of $421,414. This is due to decreases in non-cash expenses of $130,119, and in cash expenses of $291,295. Specifically, the decrease in non-cash expenses are attributable to decreases in depreciation of $2,863 and stock compensation expenses attributable to the fair value of options granted to directors and employees of $204,720, offset by increases in stock compensation expenses attributable to the fair value of warrants granted to consultants and others of $77,464. The decrease in cash expense is attributable to decreases in salaries and benefits of $97,443, legal and accounting of $87,343, travel and related expenses of $111,645, corporate expenses of $23,549, and other expenses of $9,895, offset by increases in consulting fees of $4,412, rents of $28,484, and insurance of $5,684. The increase in rents is due in part to a one-time expense of $35,910 recognized upon vacating the Santa Barbara Facility in May, 2016 as detailed in Note 0 of the accompanying Condensed Consolidated Financial Statements.

Research and development expenses were $148,177 for the six-month period ended June 30, 2016, compared to $420,435 for the six-month period ended June 30, 2015, a decrease of $272,258. This decrease is attributable to decreases in prototype product development costs of $181,995, and product testing, research, patents and other costs of $90,263.

Other income and expense were $935,765 expense for the six-month period ended June 30, 2016, compared to $614,882 expense for the six-month period ended June 30, 2015, a net increase in other expenses of $320,883. This increase is attributable to an increase in non-cash other expenses of $315,000 and an increase in other expenses of $5,883. The increase in non-cash other expense is due to an increase in expense attributable to interest, beneficial conversion features and warrants associated with convertible notes issued in the amount of $315,000. The decrease in other income is due to a decrease in income from sale fixed assets in the amount of $2,540, and an increase in loss on the disposition of assets in the amount of $3,343.

The Company had a net loss of $2,344,492, or $0.01 per share, for the six-month period ended June 30, 2016, compared to a net loss of $2,717,281, or $0.01 per share, for the six-month period ended June 30, 2015.

II.	Three months ended June 30, 2016 and 2015

	Three months ended
	June 30
	2016	2015	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	625,148	826,512	(201,364)
Research and development expenses	73,242	147,658	(74,416)
Loss before other income (expense)	(698,390)	(974,170)	275,780
Other income (expense)
Other income	460	1,500	(1,040)
Interest and financing expense	(439,170)	(570,274)	131,104
Loss on disposition of equipment	–	–	–
Net Loss	$(1,137,100)	$(1,542,944)	$405,844

The Company had no revenues in the three month-periods ended June 30, 2016 and 2015.

Operating expenses were $625,148 for the three-month period ended June 30, 2016, compared to $826,512 for the three-month period ended June 30, 2015, a decrease of $201,364. This is due to decreases in non-cash expenses of $43,733, and in cash expenses of $157,631. Specifically, the decrease in non-cash expenses are attributable to decreases in depreciation of $1,574 and stock compensation expenses attributable to the fair value of options granted to directors and employees of $96,890, offset by increases in stock compensation expenses attributable to the fair value of warrants granted to consultants and others of $54,731. The decrease in cash expense is attributable to decreases in salaries and benefits of $38,472, legal and accounting of $43,668, consulting fees of 6,057, corporate expenses of $34,031 and travel and related expenses of $75,526, offset by increases in rents of $26,823, insurance of $287, and other expenses of $13,013. The increase in rents is due in part to a one-time expense of $35,910 recognized upon vacating the Santa Barbara Facility in May, 2016 as detailed in Note 0 of the accompanying Condensed Consolidated Financial Statements.

Research and development expenses were $73,242 for the three-month period ended June 30, 2016, compared to $147,658 for the three-month period ended June 30, 2015, a decrease of $74,416. This decrease is attributable to decreases in prototype product development costs of $31,997, and product testing, research, patents and other costs of $42,419.

Other income and expense were $438,710 expense for the three-month period ended June 30, 2016, compared to $568,774 expense for the three-month period ended June 30, 2015, a net decrease in other expenses of $130,064. This decrease is attributable to a decrease in non-cash other expenses of $131,104 and decrease in other income of $1,040. The increase in non-cash other expense is due to a decrease in expense attributable to interest, beneficial conversion features and warrants associated with convertible notes issued in the amount of $131,104. The decrease in other income is due to a decrease in income from sale fixed assets in the amount of $1,040.

The Company had a net loss of $1,137,100, or $0.01 per share, for the three-month period ended June 30, 2016, compared to a net loss of $1,542,944, or $0.01 per share, for the three-month period ended June 30, 2015.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and an accumulated deficit of $103,618,644 as of June 30, 2016. Our negative operating cash flow in 2015 and the first six months of 2016 was funded primarily through issuance of convertible notes and the exercise of stock purchase warrants and options for cash.

 The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $2,344,492 and a negative cash flow from operations of $921,165 for the six-month period ended June 30, 2016.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Summary

During the period ended June 30, 2016, we received cash totaling $904,769 from issuance of our convertible notes payable and used cash in operations of $921,165. At June 30, 2016, we had cash on hand in the amount of $327,505. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2016 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Licensing Fees to Temple University

For details of the licensing agreements with Temple University, see Financial Statements attached hereto, Note 0 (Research and Development).

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2016, the Company incurred a net loss of $2,344,492, used cash in operations of $921,165 and had a stockholders’ deficit of $1,016,983 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2015 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At June 30, 2016, the Company had cash on hand in the amount of $327,505. Management estimates that the current funds on hand will be sufficient to continue operations through November 2016. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2016 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders in case of equity financing.

Recent Accounting Polices

See Note 2 in the accompanying financial statements for a discussion of recent accounting policies.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of June 30, 2016, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2016, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six-month period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the six months ended June 30, 2016, the Company issued 9,050,449 shares of its common stock upon the conversion of $905,044 in convertible notes at $0.10 per share.

As reported in our Form 8-K filed on April 25, 2016, from January 1, 2016 through April 20, 2016, the Company issued convertible promissory notes in the aggregate of $868,745 for cash proceeds of $789,769 or a discount of $78,976. The notes do not bear any interest; however, the implied interest rate used was 10% because the notes were issued for purchase prices of 10% less than their face value. The notes are unsecured, mature in twelve months from issuance and are convertible at $0.10 per share. In addition, the Company also granted these note holders warrants to purchase 4,343,725 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.10 per share and will expire in one year from the date of their issuance.

From April 21, 2016, through June 30, 2016, the Company issued additional convertible promissory notes under the same terms as those described in our Form 8-K filed on April 25, 2016, in the aggregate of $126,500 for cash proceeds of $115,000 or a discount of $11,500. The notes do not bear any interest; however, the implied interest rate used was 10% because the notes were issued for purchase prices of 10% less than their face value. The notes are unsecured, mature in twelve months from issuance and are convertible at $0.10 per share. In addition, the Company also granted these note holders warrants to purchase 632,500 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.10 per share and will expire in one year from the date of their issuance.

The offering was made to non U.S. investors and to U.S. “accredited investors,” as the term is defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and were made without general advertising or solicitation. The securities sold in the offering were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on exemptions from registration including the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation S promulgated under the Securities Act, and corresponding provisions of state securities law, which, respectively, exempt transactions by an issuer not involving any public offering or transactions with non U.S. Investors.

The Company issued 200,000 shares of common stock as compensation to consultants during the six months ended June 30, 2016.

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

QS ENERGY, INC.

Date: August 9, 2016	By:	/s/ Greggory M. Bigger
Greggory M. Bigger
Chief Financial Officer

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

