Form 10-Q
period 2016-09-30
QS Energy, Inc.
filed 2016-11-09
CIK 1103795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes  ☐    No   ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 4, 2016 was 199,045,026.

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance SheetS

	September 30
	2016	December 31
	(unaudited)	2015
ASSETS
Current assets:
Cash	$385,360	$349,186
Prepaid expenses and other current assets	35,389	50,596
Total current assets	420,749	399,782
Property and equipment, net of accumulated depreciation of $30,627 and $60,242 at September 30, 2016 and December 31, 2015, respectively	18,490	21,798
Other assets	7,180	6,480
Total assets	$446,419	$428,060

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$730,626	$590,001
Accounts payable and accrued expenses	209,888	182,334
Accrued expenses and accounts payable-related parties	143,151	190,750
Deposits and other current liabilities	4,500	25,000
Convertible debentures, net of discounts of $254,116 and $100,833 at September 30, 2016 and December 31, 2015, respectively	304,744	222,195
Total current liabilities	1,392,909	1,210,280

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value: 300,000,000 shares authorized 197,802,026 and 183,831,577 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	197,802	183,832
Additional paid-in capital	103,509,548	100,308,100
Accumulated deficit	(104,653,840)	(101,274,152)
Total stockholders’ deficit	(946,490)	(782,220)
Total liabilities and stockholders’ deficit	$446,419	$428,060

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated StatementS of Operations, Unaudited

	Three months ended		Nine months ended
	September 30		September 30
	2016	2015	2016	2015
Revenues	$–	$–	$–	$–
Costs and expenses
Operating expenses	467,579	727,587	1,728,129	2,409,551
Research and development expenses	51,595	80,082	199,772	500,517
Loss before other income (expense)	(519,174)	(807,669)	(1,927,901)	(2,910,068)
Other income (expense)
Other income	690	7,858	1,150	10,858
Interest and financing expense	(516,712)	(25,986)	(1,449,594)	(643,868)
Loss on disposition of equipment	–	–	(3,343)	–
Net Loss	$(1,035,196)	$(825,797)	$(3,379,688)	$(3,543,078)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average common shares outstanding, basic and diluted	195,342,504	183,128,577	190,874,796	181,943,768

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the NINE months ended September 30, 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2016	183,831,577	$183,832	$100,308,100	$(101,274,152)	$(782,220)

Common stock issued on conversion of notes payable	13,670,449	13,670	1,353,374		1,367,044

Fair value of common stock issued for services	300,000	300	47,700		48,000

Fair value of warrants and beneficial conversion feature of issued convertible notes			1,442,769		1,442,769

Fair value of options and warrants issued as compensation			357,605		357,605

Net loss				(3,379,688)	(3,379,688)

Balance, September 30, 2016	197,802,026	$197,802	$103,509,548	$(104,653,840)	$(946,490)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows
Unaudited

	Nine months ended
	September 30,
	2016	2015
Cash flows from Operating Activities
Net loss	$(3,379,688)	$(3,543,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	405,605	593,732
Amortization of debt discount	1,433,763	643,868
Accrued interest on convertible notes	15,831	–
Loss on disposition of assets	3,343	–
Depreciation and amortization	5,249	9,803
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	14,507	14,414
Accounts payable and accrued expenses	27,554	(4,403)
Accounts payable – license agreements	140,625	137,813
Accounts payable and accrued expenses – related parties	(47,599)	(52,610)
Deposits and other current liabilities	(20,500)	–
Net cash used in operating activities	(1,401,310)	(2,200,461)
Cash flows from investing activities
Purchase of equipment	(5,285)	(12,914)
Net cash used in investing activities	(5,285)	(12,914)
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	1,442,769	475,500
Net proceeds from exercise of warrants and options	–	50,000
Net cash provided by financing activities	1,442,769	525,500
Net increase (decrease) in cash	36,174	(1,687,875)
Cash, beginning of period	349,186	2,247,557
Cash, end of period	$385,360	$559,682

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	1,367,044	602,800
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	1,442,769	470,945

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

QS Energy develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology™ (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that reduces crude oil viscosity by applying a high intensity electrical field to crude oil feedstock while in transit. The AOT product has transitioned from the research and development stage to initial production for continued testing in advance of our goal of seeking acceptance and adoption by the midstream pipeline marketplace.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine-months ended September 30, 2016, the Company incurred a net loss of $3,379,688, used cash in operations of $1,401,310 and had a stockholders’ deficit of $946,490 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2015 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At September 30, 2016, the Company had cash on hand in the amount of $385,360. Management estimates that the current funds on hand will be sufficient to continue operations through January 2017. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation, payment of license and other fees to Temple University, salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2016 and beyond.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At September 30, 2016 and 2015, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	September 30, 2016	September 30, 2015
Options	23,624,256	21,706,512
Warrants	12,451,892	3,677,704
Common stock issuable upon conversion of notes payable	3,776,792	399,667
Total	39,852,940	25,783,883

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

The Company is required to use observable market data if such data is available without undue cost and effort. At September 30, 2016, the carrying amounts for cash, accounts payable, accrued expenses and convertible debentures approximate their fair value due to their short-term nature.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the nine-month periods ended September 30, 2016 and 2015, patent costs were $49,265 and $35,379, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations. During the three-month periods ended September 30, 2016 and 2015, patent costs were $18,891 and $5,525, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

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

In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

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

3.	Certain Relationships and Related Transactions

As of September, 30, 2016 and December 31, 2015, the Company had accrued expenses and accounts payable to related parties in the amount of $143,151 and $190,750, respectively. Included in these amounts at September 30, 2016 and December 31, 2015 were unpaid salaries due to our former President and current member of the Company’s Board of Directors of $30,429 and $75,429, respectively. The Company agreed to pay the former President $5,000 per month until the unpaid salary is fully settled. Also included in these amounts at September 30, 2016 and December 31, 2015 are accrued directors’ fees of $76,089.

4.	Property and Equipment

At September 30, 2016 and December 31, 2015, property and equipment consists of the following:

	September 30, 2016	December 31, 2015
	(unaudited)
Office equipment	$28,040	$65,051
Furniture and fixtures	2,880	4,075
Testing equipment	18,197	12,914
Subtotal	49,117	82,040
Less accumulated depreciation	(30,627)	(60,242)
Total	$18,490	$21,798

Depreciation expense for the nine-month periods ended September 30, 2016 and 2015 was $5,249 and $9,803, respectively. During the period ended September 30, 2016, the Company disposed certain property and equipment with aggregate costs of $38,206 and accumulated depreciation of $34,863 which resulted in a loss of $3,343.

5.	Convertible Notes

	September 30, 2016	December 31, 2015
	(unaudited)
Balance due on convertible notes	$541,024	$321,024
Accrued interest	17,836	2,004
Subtotal	558,860	323,028
Unamortized note discount	(254,116)	(100,833)
Balance on convertible notes, net of note discount	$304,744	$222,195

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

As a result, in prior periods, the Company recorded a note discount of $842,105 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature (“BCF”), and OID. The note discounts are being amortized over the life of the note or will be amortized in full upon the conversion of the corresponding notes to common stock. At December 31, 2015, total outstanding notes payable amounted to $321,024 and unamortized note discount was $100,833.

During the nine-month period ended September 30, 2016, the Company issued similar convertible promissory notes in the amount of $1,587,045 for cash proceeds of $1,442,769 or a discount of $144,276. The notes do not bear any interest; however, the implied interest rate used was 10% because the notes were issued for purchase prices of 10% less than their face value. The notes are unsecured, mature in twelve months from issuance and are convertible at $0.10 per share. In addition, the Company also granted these note holders warrants to purchase 7,935,225 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.10 per share and will expire in one year from the date of their issuance. As a result, the Company recorded a note discount of $1,587,045 to account for the relative fair value of the warrants, the notes’ BCF and OID. The note discounts are being amortized over the life of the note on the effective interest method.

During the nine-month period ended September 30, 2016, a total of $1,367,044 of notes payable were converted into 13,670,449 shares of common stock and amortized note discount of $1,433,763 was recorded as interest expense.

As of September 30, 2016, total outstanding notes payable amounted to $541,024 and an unamortized note discount of $254,116. Included in the Company’s outstanding notes payable are three notes in the aggregate of $211,024 that had reached maturity without conversion and are past maturity and are currently due with accrued interest in the amount of $17,836. During the nine-month period ending September 30, 2016, the Company accrued interest of $15,831 pursuant to the terms of the notes. As of September 30, 2016, these notes were convertible to 3,776,792 shares of common stock in aggregate.

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

For the nine-month periods ended September 30, 2016 and 2015, our research and development expenses were $199,772 and $500,517 respectively. For the three-month periods ended September 30, 2016 and 2015, our research and development expenses were $51,595 and $80,082 respectively.

AOT Product Development and Testing

In 2014, the Company entered into a lease agreement with Kinder Morgan Crude & Condensate, LLC for the manufacture and delivery of our AOT Prototype Equipment. The AOT Prototype Equipment is currently undergoing testing at a Kinder Morgan facility. See Note 7 for further discussion.

During the nine-month periods ended September 30, 2016 and 2015, the Company incurred total expenses of $58,947 and $110,439, respectively, in the manufacture, delivery and testing of the AOT prototype equipment. During the three-month periods ended September 30, 2016 and 2015, the Company incurred total expenses of $4,720 and $31,843, respectively. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

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

In December 2015, we temporarily suspended development activities for the Joule Heat technology in order to focus the Company resources on finalizing the commercial development of the AOT technology. We currently plan to resume Joule Heat development in 2017 depending on the availability of sufficient capital and other resources.

During the nine-month periods ended September 30, 2016 and 2015, the Company incurred total expenses of $200 and $184,765, respectively, in the manufacture, delivery and testing of the Joule Heat prototype equipment. During the three-month periods ended September 30, 2016 and 2015, the Company incurred total expenses of $0 and $1,364, respectively, in the manufacture, delivery and testing of the Joule Heat prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statement of operations.

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

Total expenses recognized during each nine-month period ended September 30, 2016 and 2015 pursuant to these two agreements amounted to $140,625. Total expenses recognized during each three-month period ended September 30, 2016 and 2015 pursuant to these two agreements amounted to $46,875. These expenses have been reflected in Research and Development expenses on the accompanying consolidated statements of operations.

As of September 30, 2016 and December 31, 2015, total unpaid fees due to Temple pursuant to these agreements amounted to $601,250 and $460,625, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets. As of September 30, 2016, $193,750 of the $601,250 payable has been deferred until the Licensing Agreements are terminated and $407,500 is deemed past due. The Company is currently in negotiations with Temple to settle this amount.

There were no revenues generated from these two licenses during the nine-month periods ended September 30, 2016 and 2015.

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

During the nine-month period ended September 30, 2015, the Company recognized a total expense of $64,688 pursuant to this agreement. During the three-month period ended September 30, 2015, the Company recognized a total expense of $0 pursuant to this agreement. These costs have been reflected in Research and Development expenses on the accompanying consolidated statements of operations. There was no such cost recorded during 2016 as a result of the expiration of the agreement in August 2015.

As of September 30, 2016 and December 31, 2015, total unpaid fees due to Temple pursuant to this agreement amounted to $129,376, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets. As of September 30, 2016, the entire $129,377 is deemed past due. The Company is currently in negotiations with Temple to settle this amount.

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

The AOT equipment was delivered to Kinder Morgan in December 2014 and installed in March 2015. In April 2015, the AOT equipment experienced technical issues that needed further modifications. In February 2016, the AOT equipment was re-installed at Kinder Morgan’s facility. The Company and Kinder Morgan are continuing to work to finalize installation and acceptance of the equipment under the lease.

8.	Common Stock

During the nine months ended September 30, 2016, the Company issued 13,670,449 shares of its common stock upon the conversion of $1,367,044 in convertible notes at $0.10 per share. In addition, the Company also issued 300,000 shares of common stock to consultants for services rendered with a fair value of $48,000 which is included as part of Operating Expenses in the attached consolidated statements of operations. The shares were valued at the trading price at the date of issuance.

9.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Options vest and expire according to terms established at the grant date.

Options

Employee options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at September 30, 2016 was 5.0 years. Stock option activity for the period January 1, 2016 up to September 30, 2016, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2016	21,535,148	$0.30
Granted	2,250,527	0.19
Exercised	–	–
Forfeited	(161,419)	0.77
Outstanding, September 30, 2016	23,624,256	$0.28
Exercisable, September 30, 2016	21,373,729	$0.29

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of September 30, 2016 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.21 - $ 0.99	23,473,810	5.0	$0.28	21,223,283	$0.29
$ 1.00 - $ 1.99	150,446	6.8	$1.18	150,446	$1.18
	23,624,256	5.0	$0.28	21,373,729	$0.29

During the nine-month period ending September 30, 2016 the Company granted options to purchase 1,710,527 shares of common stock to members of the Company’s Board of Directors. The options are exercisable at $0.19 per share, vest monthly over a twelve-month period, and expire ten years from the date granted. Total fair value of these options at grant date was $273,683 using the Black-Scholes Option Pricing model with the following assumptions: life of 5.5 years; risk free interest rate of 1.73%; volatility of 119% and dividend yield of 0%. The fair value will be amortized over the vesting period.

During the nine-month period ending September 30, 2016 the Company granted options to purchase 540,000 shares of common stock to employees of the Company. The options are exercisable at $0.18 per share, vest over periods of twelve and twenty-four months, and expire ten years from the date granted. Total fair value of these options at grant date was $83,500 using the Black-Scholes Option Pricing model with the following assumptions: life of 5.5 to 6 years; risk free interest rate of 1.23%; volatility of 121% and dividend yield of 0%. The fair value will be amortized over the vesting period.

During the nine-month periods ended September 30, 2016 and 2015, the Company recognized compensation costs based on the fair value of options that vested of $265,448 and $548,619 respectively, which is included in Operating expenses in the Company’s statement of operations. During the three-month periods ended September 30, 2016 and 2015, the Company recognized compensation costs based on the fair value of options that vested of $84,293 and $162,744 respectively, which is included in Operating expenses in the Company’s statement of operations.

At September 30, 2016, the Company’s closing stock price was $0.15 per share. As all outstanding options had an exercise price greater than $0.15 per share, the aggregate intrinsic value of the options outstanding at September 30, 2016 was $0. Future unamortized compensation expense on the unvested outstanding options at September 30, 2016 is $125,462 to be recognized through May 2018.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2016 up to September 30, 2016.

	Warrants	Weighted Avg. Exercise Price
January 1, 2016	4,411,667	$0.31
Granted	8,735,225	0.11
Exercised	–	–
Cancelled	(695,000)	0.49
September 30, 2016	12,451,892	$0.16

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of September 30, 2016 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.01 - $ 0.14	9,015,225	0.3	$0.10	8,915,225	$0.10
$ 0.15 - $ 1.99	3,436,667	3.4	$0.30	3,436,667	$0.30
	12,451,892	1.6	$0.16	12,451,892	$0.16

During the nine-month period ending September 30, 2016, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 7,935,225 shares of common stock with an exercise price of $0.10 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 5).

During the nine-month period ending September 30, 2016 the Company granted warrants to purchase 800,000 shares of common stock to consultants. The options are exercisable starting at $0.12 per share to $0.18 per share, vested upon issuance, and expire in one to three years from the date granted. The fair value of these warrants were computed using the Black-Scholes Option Pricing model with the following assumptions: life of 1 year through 10 years; average stock price of $0.16 per share, average risk free interest rate of 0.82%; average volatility of 110% and dividend yield of 0%. The fair value will be amortized over the vesting period.

During the nine-month period ending September 30, 2016, the Company amended the terms of a warrant issued in 2015, extending the expiration date of the warrant by twelve months. The fair value of this warrant at the date of the amendment was $32,083, computed using the Black-Scholes Option Pricing model with the following assumptions: life of 1 year; stock price of $0.17 per share, average risk free interest rate of 0.81%; average volatility of 97% and dividend yield of 0%.

During the nine-month periods ended September 30, 2016 and 2015, the Company recognized compensation costs of $92,157 and $45,113, respectively, based on the fair value of warrants that vested, which is included in Operating expenses in the Company’s statement of operations. During the three-month periods ended September 30, 2016 and 2015, the Company recognized compensation costs of $21,396 and $3,816, respectively, based on the fair value of warrants that vested, which is included in Operating expenses in the Company’s statement of operations.

At September 30, 2016, the aggregate intrinsic value of the warrants outstanding was $444,761. Future unamortized compensation expense on the unvested outstanding warrants at September 30, 2016 is $12,104 to be recognized through July 2018.

10.	Contractual Obligations

The Company has certain contractual commitments as of September 30, 2016 for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

		Research and
Year ending	Office	License	Compensation	Total
December 31,	Lease (1)	Agreements (2)	Agreements (3)	Obligations
2016	$17,490	$46,875	$87,500	$151,865
2017	69,960	187,500	305,429	562,889
2018	40,810	187,500	290,000	518,310
2019	–	187,500	54,375	241,875
2020	–	187,500	–	187,500
Total	$128,260	$796,875	$737,304	$1,662,439

________________________________

(1)	Consists of rent for the Company’s Santa Barbara Facility expiring on July 31, 2018.

(2)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party.

(3)	Consists of base salary and certain contractually-provided benefits, to i) an executive officer, pursuant to an employment agreement at a base salary of $290,000 per year and, as amended by the Board on March 10, 2016, expires on March 8, 2019; and ii) and a severance agreement of a former officer in the amount of $45,429.

Effective May 1, 2016, the Company vacated the Santa Barbara Facility and subleased the space through the term of the master lease, terminating July 31, 2018. Under the master lease, the Company is committed to pay $5,830 per month. This expense is offset by sublease income of $4,500 per month, for a net monthly expense of $1,330, totaling $35,910 over the remaining 27-month term of the master lease. At September 30, 2016, the Company accrued $29,260 to account for the estimated loss in the Santa Barbara Facility lease agreement which is reflected in as part of Accounts Payable and accrued expense on the accompanying consolidated balance sheet.

Effective June 1, 2016, the Company relocated its Santa Barbara office to an office space located at 5266 Hollister Avenue, Suite 219, Santa Barbara, CA 93111, under a twelve-month lease at a lease rate of $751 per month. This expense is reflected in Operating Expenses on the accompanying consolidated statements of operations.

11.	Subsequent Events

Increase in Outstanding Shares

From October 1, 2016 through November 4, 2016, the Company issued 1,243,000 shares of common stock upon conversion of previously issued convertible notes in aggregate value of $124,300.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2016, and we undertake no duty to update this information.

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

In February 2016, the modified AOT equipment was installed at Kinder Morgan’s facility. Pre-acceptance testing was performed in April 2016, culminating in more than 24 hours of continuous operations. In-field viscosity measurements and pipeline data collected during this test indicate the AOT equipment is operating as expected, resulting in viscosity reductions equivalent to those measured under laboratory conditions. Supervisory Control And Data Acquisition (“SCADA”) pipeline operating data collected by Kinder Morgan during this test indicated a pipeline pressure drop reduction consistent with expectations. Kinder Morgan has provided the Company with a number of additional crude oil samples to be tested in the laboratory for future test correlation and operational planning purposes. Subject to final review, Kinder Morgan and QS Energy will determine next steps which may include integration of Kinder Morgan’s SCADA system with the AOT control system, 30 days of continued operation during batched pipeline flow, and final installation and acceptance of the equipment under the lease.

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

The Company is actively seeking new deployments of its AOT technology. In August, 2015, QS Energy was invited to an offshore oil transfer platform in the Gulf of Mexico. This offshore platform was assessed by QS Energy personnel for a potential deployment of the AOT viscosity reduction technology as a solution for super-heavy crude oil flow assurance issues. Following the site visit, subject to non-disclosure agreements executed by all parties, laboratory testing was performed on crude oil samples provided by the operator, which demonstrated significant AOT viscosity reductions. Detailed hydraulic analysis based on laboratory results and pipeline operating parameters was presented to the operator demonstrating potential benefits of AOT technology within the operator’s specified infrastructure. Based on this analysis, the Company was directed by the operator to prepare a preliminary configuration for AOT units optimized for the operator’s high-volume, space-constrained operations. Company engineers and supply chain partners have prepared an optimized configuration and production budget. Based on this optimized configuration, the operator is considering an onsite pilot test with full scale AOT equipment for deployment in late 2017.

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

During the third quarter 2016, the Company developed a new onsite testing program designed to accelerate the AOT sales cycle. This program utilizes a fully functional laboratory-scale AOT device designed and developed by the Company in 2015, and tested at the Southern Research Institute. Under this new program, Company engineers will set up a temporary lab at the customer’s site to test a full range of crude oils. Fees charged for providing this service will be dependent on scope of services, crude oil sample to be tested, and onsite time requirements. This program has received a positive response from potential customers. We plan to initiate this onsite testing program in the fourth quarter 2016, with first tests performed in December 2016 or early 2017.

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

In December 2015, we temporarily suspended Joule Heat and AOT Upstream development activities to focus Company resources on finalizing commercial development of the AOT Midstream. Testing terminated at SRI and all prototype equipment was returned to the Company. We currently plan to resume Joule Heat and AOT Upstream development in 2017 depending on the availability of sufficient capital and other resources.

In July 2015, the Company formed QS Energy Pool, Inc., a wholly owned subsidiary of QS Energy, Inc., for the sole purpose of taking advantage of asset acquisition opportunities in the oil and gas operations market. QS Energy Pool is specifically targeting the acquisition of one or more operating companies or properties with proven positive cash flow, providing operating income and bottom line revenue which are both accretive to and synergistic with QS Energy, Inc.’s current operations. QS Energy has identified multiple attractive opportunities to acquire producing oil and gas field operations. Our strategy is to acquire producing oil and gas fields with production profiles of at least ten years, proven long-term development rights, and demonstrated positive cash flow at commodity prices as low as $25/barrel of oil and $2.00/MCF of gas. Any such acquisitions would be subject on our ability to obtain acquisition financing under acceptable terms and conditions. To date, we have not acquired any oil and gas properties, and there can be no assurances that we will do so in the future. We can provide no assurances that acquisition financing would be available to us.

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

There are significant risks associated with our business, our Company and our stock. See “Risk Factors” in Part II, Item 1A below.

Results of Operation for Nine and Three-month periods ended September 30, 2016 and 2015

I.	Nine months ended September 30, 2016 and 2015

	Nine months ended
	September 30
	2016	2015	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	1,728,129	2,409,551	(681,422)
Research and development expenses	199,772	500,517	(300,745)
Loss before other income (expense)	(1,927,901)	(2,910,068)	982,167
Other income (expense)
Other income	1,150	10,858	(9,708)
Interest and financing expense	(1,449,594)	(643,868)	(805,726)
Loss on disposition of equipment	(3,343)	–	(3,343)
Net Loss	$(3,379,688)	$(3,543,078)	$163,390

The Company had no revenues in the nine-month periods ended September 30, 2016 and 2015.

Operating expenses were $1,728,129 for the nine-month period ended September 30, 2016, compared to $2,409,551 for the nine-month period ended September 30, 2015, a decrease of $681,422. This is due to decreases in non-cash expenses of $192,681, and in cash expenses of $488,741. Specifically, the decrease in non-cash expenses are attributable to decreases in depreciation of $4,544 and stock compensation expenses attributable to the fair value of options granted to directors and employees of $283,171, offset by increases in stock compensation expenses attributable to the fair value of warrants granted to consultants and others of $95,044. The decrease in cash expense is attributable to decreases in salaries and benefits of $182,364, legal and accounting of $86,834, travel and related expenses of $181,125, corporate expenses of $32,846, insurance of $8,829, and other expenses of $9,988, offset by increases in consulting fees of $332, and rents of $12,932. The increase in rents is due in part to a one-time expense of $35,910 recognized upon vacating the Santa Barbara Facility in May, 2016 as detailed in Note 10 of the accompanying Condensed Consolidated Financial Statements.

Research and development expenses were $199,772 for the nine-month period ended September 30, 2016, compared to $500,517 for the nine-month period ended September 30, 2015, a decrease of $300,745. This decrease is attributable to decreases in prototype product development costs of $210,482, and product testing, research, patents and other costs of $90,263.

Other income and expense were $1,451,787 expense for the nine-month period ended September 30, 2016, compared to $633,010 expense for the nine-month period ended September 30, 2015, a net increase in other expenses of $818,777. This increase is attributable to an increase in non-cash other expenses of $805,726 and an increase in other expenses of $13,051. The increase in non-cash other expense is due to an increase in expense attributable to interest, beneficial conversion features and warrants associated with convertible notes issued in the amount of $805,726. The decrease in other income is due to a decrease in income from sale fixed assets in the amount of 9,708, and an increase in loss on the disposition of assets in the amount of $3,343.

The Company had a net loss of $3,379,688, or $0.02 per share, for the nine-month period ended September 30, 2016, compared to a net loss of $3,543,078, or $0.02 per share, for the nine-month period ended September 30, 2015.

II.	Three months ended September 30, 2016 and 2015

	Three months ended
	September 30
	2016	2015	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	467,579	727,587	(260,008)
Research and development expenses	51,595	80,082	(28,487)
Loss before other income (expense)	(519,174)	(807,669)	288,495
Other income (expense)
Other income	690	7,858	(7,168)
Interest and financing expense	(516,712)	(25,986)	(490,726)
Loss on disposition of equipment	–	–	–
Net Loss	$(1,035,196)	$(825,797)	$(209,399)

The Company had no revenues in the three month-periods ended September 30, 2016 and 2015.

Operating expenses were $467,579 for the three-month period ended September 30, 2016, compared to $727,587 for the three-month period ended September 30, 2015, a decrease of $260,008. This is due to decreases in non-cash expenses of $62,560, and in cash expenses of $197,448. Specifically, the decrease in non-cash expenses are attributable to decreases in depreciation of $1,689 and stock compensation expenses attributable to the fair value of options granted to directors and employees of 78,451, offset by increases in stock compensation expenses attributable to the fair value of warrants granted to consultants and others of $17,580. The decrease in cash expense is attributable to decreases in salaries and benefits of $84,921, consulting fees of $4,090, corporate expenses of $9,298, insurance of $14,513 and travel and related expenses of $69,481, rents of $15,561 and other expenses of $93, offset by increases in legal and accounting of $509.

Research and development expenses were $51,595 for the three-month period ended September 30, 2016, compared to $80,082 for the three-month period ended September 30, 2015, a decrease of $28,487. This decrease is attributable to decreases in prototype product development costs of $28,487.

Other income and expense were $516,022 expense for the three-month period ended September 30, 2016, compared to $18,128 expense for the three-month period ended September 30, 2015, a net increase in other expenses of $497,894. This increase is attributable to an increase decrease in non-cash other expenses of $490,726 and decrease in other income of $7,168. The increase in non-cash other expense is due to an increase in expense attributable to interest, beneficial conversion features and warrants associated with convertible notes issued in the amount of $490,726. The decrease in other income is due to a decrease in income from sale fixed assets in the amount of $7,168.

The Company had a net loss of $1,035,196, or $0.01 per share, for the three-month period ended September 30, 2016, compared to a net loss of $825,797, or $0.00 per share, for the three-month period ended September 30, 2015.

Liquidity and Capital Resources

General

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine-months ended September 30, 2016, the Company incurred a net loss of $3,379,688, used cash in operations of $1,401,310 and had a stockholders’ deficit of $946,490 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2015 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At September 30, 2016, the Company had cash on hand in the amount of $385,360. Management estimates that the current funds on hand will be sufficient to continue operations through January 2017. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2016 and beyond.

Summary

During the period ended September 30, 2016, we received cash totaling $1,442,769 from issuance of our convertible notes payable and used cash in operations of $1,401,310. At September 30, 2016, we had cash on hand in the amount of $385,360. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2016 and beyond.

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

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our consolidated financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. For a more detailed discussion of the accounting policies of the Company, see Note 2 of the Notes to the Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies”.

We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our consolidated financial statements.

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates were made in connection with preparing our consolidated financial statements as described in Note 2 to Notes to the Condensed Consolidated Financial Statements. Actual results could differ from those estimates.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of September 30, 2016, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2016, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine-month period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the nine months ended September 30, 2016, the Company issued 13,670,449 shares of its common stock upon the conversion of $1,367,044 in convertible notes at $0.10 per share.

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

From April 21, 2016, through September 30, 2016, the Company issued additional convertible promissory notes under the same terms as those described in our Form 8-K filed on April 25, 2016, in the aggregate of $718,300 for cash proceeds of $653,000 or a discount of $65,300. The notes do not bear any interest; however, the implied interest rate used was 10% because the notes were issued for purchase prices of 10% less than their face value. The notes are unsecured, mature in twelve months from issuance and are convertible at $0.10 per share. In addition, the Company also granted these note holders warrants to purchase 3,561,500 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.10 per share and will expire in one year from the date of their issuance.

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

The Company issued 300,000 shares of common stock as compensation to consultants during the nine months ended September 30, 2016.

The proceeds received by the Company in connection with the above issuances of shares were used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Increase in Outstanding Shares

In addition to the issuances of securities described in Item 2 above, from October 1, 2016 through November 4, 2016, the Company issued 1,243,000 shares of common stock upon conversion of previously issued convertible notes in aggregate value of $124,300. These shares were issued in private offerings exempt from registration.

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

QS ENERGY, INC.

Date: November 9, 2016	By:	/s/ Greggory M. Bigger
Greggory M. Bigger
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

