Form 10-K
period 2016-12-31
QS Energy, Inc.
filed 2017-03-31
CIK 1103795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Santa Barbara, CA 93111

(Address, including zip code, of principal executive offices)

(805)-845-3561

(Registrant’s telephone number, including area code)

_______________________________________________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2016, was $30,752,000.

The number of shares of the Registrant’s Common Stock outstanding as of March 30, 2017, was 200,226,426.

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

Overview

QS Energy, Inc. (“QS Energy” or “Company” or “we” or “us” or “our”) develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology™ (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that reduces crude oil viscosity by applying a high intensity electrical field to crude oil feedstock while in transit. AOT technology delivers reductions in crude oil viscosity and pipeline pressure loss as demonstrated in independent third-party tests performed by the U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™, at full-scale test facilities in the U.S. and China, and under commercial operating conditions on one of North America’s largest high-volume crude oil pipelines. Recent testing on a commercial crude oil condensate pipeline demonstrated high correlation between laboratory analysis and full-scale AOT operations under commercial operating conditions with onsite measurements and data collected by the pipeline operator on its supervisory control and data acquisition (“SCADA”) system. The AOT product has transitioned from laboratory testing and ongoing research and development to initial production and continued testing in advance of our goal of seeking acceptance and adoption by the midstream pipeline marketplace. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2017 and 2018.

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

In 2013, the Company entered into an Equipment Lease/Option to Purchase Agreement (“TransCanada Lease”) with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. ("TransCanada") which agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of TransCanada’s operating pipelines. As previously reported in our 10-K report filed with the SEC on March 16, 2015, in June 2014, the equipment was accepted by TransCanada and the lease commenced and the first full test of the AOT equipment on the Keystone pipeline was performed in July 2014 by Dr. Rongjia Tao of Temple University, with subsequent testing performed by an independent laboratory, ATS RheoSystems, a division of CANNON™ (“ATS”) in September 2014. Upon review of the July 2014 test results and preliminary report by Dr. Tao, QS Energy and TransCanada mutually agreed that this initial test was flawed due to, among other factors, the short-term nature of the test, the inability to isolate certain independent pipeline operating factors such as fluctuations in upstream pump station pressures, and limitations of the AOT device to produce a sufficient electric field to optimize viscosity reduction. Subsequent testing by ATS in September 2014 demonstrated viscosity reductions of 8% to 23% depending on flow rates and crude oil types in transit. In its summary report, ATS concluded that i) data indicated a decrease in viscosity of crude oil flowing through the TransCanada pipeline due to AOT treatment of the crude oil; and ii) the power supply installed on our equipment would need to be increased to maximize reduction in viscosity and take full advantage of the AOT technology. While more testing is required to establish the commercial efficacy of our AOT technology, we are encouraged by the findings of these field tests performed under commercial operating conditions. The TransCanada Lease was terminated by TransCanada, effective October 15, 2014. Upon termination of the TransCanada Lease, all equipment was uninstalled, returned, inspected and configured for re-deployment.

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

In February 2016, the modified AOT equipment was installed at Kinder Morgan’s facility. Pre-acceptance testing was performed in April 2016, culminating in more than 24 hours of continuous operations. In-field viscosity measurements and pipeline data collected during this test indicated the AOT equipment operated as expected, resulting in viscosity reductions equivalent to those measured under laboratory conditions. Supervisory Control And Data Acquisition (“SCADA”) pipeline operating data collected by Kinder Morgan during this test indicated a pipeline pressure drop reduction consistent with expectations. Kinder Morgan provided the Company with a number of additional crude oil samples which were tested in the laboratory for future test correlation and operational planning purposes. Based on final analysis of in field test results, SCADA operating data and subsequent analysis of crude oil samples at Temple University, Kinder Morgan and QS Energy are considering moving the AOT test facility to a different, higher-volume pipeline location.

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

The Company is actively seeking new deployments of its AOT technology. In August, 2015, QS Energy was invited to an offshore oil transfer platform in the Gulf of Mexico. This offshore platform was assessed by QS Energy personnel for a potential deployment of the AOT viscosity reduction technology as a solution for super-heavy crude oil flow assurance issues. Following the site visit, subject to non-disclosure agreements executed by all parties, laboratory testing was performed on crude oil samples provided by the operator, which demonstrated significant AOT viscosity reductions. Detailed hydraulic analysis based on laboratory results and pipeline operating parameters was presented to the operator demonstrating potential benefits of AOT technology within the operator’s specified infrastructure. Based on this analysis, the Company was directed by the operator to prepare a preliminary configuration for AOT units optimized for the operator’s high-volume, space-constrained operations. Company engineers and supply chain partners have prepared an optimized configuration and production budget. Based on this optimized configuration, the operator is considering an onsite pilot test with full scale AOT equipment for deployment in 2018 or 2019.

The Company is in discussions with a large Middle Eastern oil company regarding AOT technology in Middle East, having tested multiple oil samples provided by this oil company at Temple University in 2015 and 2016. The most recent round of testing on Middle Eastern oil company samples was completed early 2017, demonstrating AOT viscosity reductions of 20% to 50% in a laboratory setting.

During the third quarter 2016, the Company developed a new onsite testing program designed to accelerate the AOT sales cycle. This program utilizes a fully functional laboratory-scale AOT device designed and developed by the Company in 2015, and tested at the Southern Research Institute. Under this new program, Company engineers will set up a temporary lab at the customer’s site to test a full range of crude oils. Fees charged for providing this service will be dependent on scope of services, crude oil sample to be tested, and onsite time requirements. This program has received a positive response from potential customers. In the fourth quarter 2016, the Company entered a contract to provide these onsite testing services to a Canadian oil producer and pipeline operator over a one-week period in early 2017 at a fixed price of $50,000. This initial test was performed in January 2017; data analysis and final report is expected to be completed in April 2017.

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

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We will need to raise substantial additional capital through 2017, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

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

Our strategy includes:

1.	Continue optimization and value engineering of our AOT Midstream commercial product line.
2.	Expand AOT Midstream field test operations on commercial pipeline operations.
3.	Gain clearance from customers’ procurement divisions for expanded installation of AOT Midstream based on field test results.
4.	Complete laboratory testing of our Joule Heat product line.
5.	Initiate and expand field testing of Joule Heat product on commercial pipeline operations.
6.	Commercial deployment of our Joule Heat product line.
7.	Publish material events, collaborative arrangements, framework agreements and joint development agreements.
8.	Co-Present with customers at various trade conferences in the United States.
9.	Continue to make inroads and meet with key strategic potential customers in the following geographic regions:
a.	Alberta, Canada
b.	Williston, Bakken Basin, USA
c.	Niobrara, Denver-Julesberg Basin, USA
d.	Uinta-Piceanse Basin
e.	Green River Basin
f.	Middle East
g.	Asia
h.	Australia-Asia
i.	South America

10.	Continue to make inroads and strategic alliances with additional supply chain and logistics support to rapidly expand our production capacity beyond its current physical limitations, adding capacity, reach and stability with pre-approved supply chain members that meet the criteria of the customers’ procurement divisions.
11.	Further develop additional AOT and Joule Heat product models beyond targeting upstream and gathering energy production and transport sectors.
12.	Continue to develop collaboratively additional scientific and technical whitepaper reports, product development enhancements, and additional products with our engineering support, consultants and relationships.

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

QS Energy is currently maintaining and licensing from Temple University a portfolio of domestic and international patents, which have either been granted or have been published and are pending subject to final approval by the respective patent agency. Each of these intellectual properties are related to QS Energy’s AOT, Joule Heat and Fuel Injector technologies. The AOT and Joule Heat technologies are being actively developed and marketed by the Company. Active development of QS Energy’s fuel injector technology was suspended in 2013, but the Company continues to maintain a license agreement with Temple University with respect to the underlying patents, and is considering its options to re-start commercialization, sublicense the technology, or terminate the fuel injector license agreement with Temple. For details of the licensing agreements with Temple University, see Financial Statements attached hereto, Note 6. Please see ITEM 1A, Risk Factors below for a discussion of risks associated with these intellectual properties.

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

The Company is currently in discussions with a large crude oil and transportation company with operations in the Southern United States and gulf coast region. Temple University has tested multiple oil samples provided under a non-disclosure agreement, demonstrating viscosity reductions up to 46% in a laboratory setting.

The Company is in active discussions with a large Middle Eastern oil company regarding AOT technology in Middle East, having tested multiple oil samples provided by this oil company at Temple University in 2015 and 2016. The most recent round of testing on Middle Eastern oil company samples was completed early 2017, demonstrating AOT viscosity reductions of 20% to 50% in a laboratory setting.

The Company is currently in discussions regarding AOT technologies with five additional top-tier national and multi-national oil and gas companies.

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

Independent laboratory testing was also conducted as a collaborative effort by Temple University and PetroChina Pipeline R&D Center (“PetroChina”) in 2012. In its report dated June 26, 2012 (“PetroChina Report”), PetroChina concluded, “The above series of tests show that it is very effective to use AOT to reduce the viscosity of crude oil. We can see that AOT has significantly reduced the viscosity of Daqing crude oil, Changqing crude oil, and Venezuela crude oil, and greatly improved its flow rate.” (PetroChina Report, page 15). A copy of the PetroChina Report is available online at: https://qsenergy.box.com/PetroChina-STWA-Report

As previously reported in 2014, QS Energy installed and tested its commercial AOT equipment, leased and operated by TransCanada on TransCanada’s high-volume Keystone pipeline operation.  The first full test of the AOT equipment on the Keystone pipeline was performed in July 2014, with preliminary data analyzed and reported by Dr. Rongjia Tao of Temple University. Upon review of the July 2014 test results and preliminary report by Dr. Tao, QS Energy and TransCanada mutually agreed that this initial test was flawed due to, among other factors, the short-term nature of the test, the inability to isolate certain independent pipeline operating factors such as fluctuations in upstream pump station pressures, and limitations of the AOT device to produce a sufficient electric field to optimize viscosity reduction.  Although Dr. Tao’s preliminary report indicated promising results, QS Energy and TransCanada mutually agreed that no conclusions could be reliably reached from the July 2014 test or from Dr. Tao’s preliminary report. As a result of this test, the Company modified its testing protocols and contracted with an independent laboratory, ATS RheoSystems, a division of CANNON (“ATS”), to perform follow-up tests at the TransCanada facility. This independent laboratory performed viscosity measurements at the TransCanada facility during subsequent testing in September 2014. As detailed in its field test report dated October 6, 2014, ATS measured AOT viscosity reductions of 8% to 23% depending on flow rates and crude oil types in transit. Over the duration of a 24-hour test intended to measure the recovery of the AOT treated oil from its reduced-viscosity treated state to its original pre-treated viscosity, ATS measured viscosity reductions of 23% three hours after treatment and 11% thirteen hours after treatment, with the crude oil returning to its untreated state approximately twenty-two hours after treatment. In its summary report dated February 5, 2015, ATS concluded that i) data indicated a decrease in viscosity of crude oil flowing through the TransCanada pipeline due to AOT treatment of the crude oil; and ii) the power supply installed on our equipment would need to be increased to maximize reduction in viscosity and take full advantage of the AOT technology.  A copy of the ATS summary report dated February 5, 2015 is available on the Company website at: https://qsenergy.box.com/ATS-AOT-SummaryRpt. A copy of the ATS field test report dated October 6, 2014, with certain confidential information redacted, is available on the Company website at: https://qsenergy.box.com/ATS-AOT-Detailed-Report.

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

Employees

As of December 31, 2016, the Company had three (3) full-time employees. As of such date, we also utilized the services of six part-time consultants to assist us with various matters, including engineering, logistics, investor relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A. Risk Factors

We have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated insignificant revenues from operations in late 2006 and subsequently did not generate any revenues until 2014 and we have incurred recurring net losses every year since our inception in 1998. For the fiscal years ended December 31, 2016 and 2015, and we had net losses of $4,000,000 and $4,229,000, and respectively. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our debt and equity securities for cash. We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the Company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 31, 2017, our independent auditors stated that our consolidated financial statements for the year ended December 31, 2016 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring net losses and accumulated deficit from operations since inception. We had a stockholders’ deficit of $1,358,000 as of December 31, 2016. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations since our inception in February 1998 and have relied on external sources of capital to fund operations. We had $136,000 in cash at December 31, 2016 and used cash from operations of $1,626,000 for the year ended December 31, 2016.

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

As of December 31, 2016 and thereafter, our expenses ran, and are expected to continue to run, at an approximate “cash burn rate” of $100,000 per month, which amount could increase during 2017. In order to fund our capital needs, we conducted private offerings of our securities in 2015 and 2016. While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that an equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.

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

If our products and services do not gain market acceptance, it is unlikely that we will become profitable.

At this time, our technology is commercially unproven, and the use of our technology by others is limited. Specific examples of use to date include:

•	Temple University, testing, research and joint development;

•	U.S. Department of Energy Rocky Mountain Oilfield Testing Center, testing and research;

•	PetroChina Pipeline R&D Center, testing and research;

•	TransCanada, testing;

•	Kinder Morgan Crude and Condensate, testing, possible conversion to commercial use;

•	Newfield Exploration Company, testing and joint development;

•	On-site testing of a laboratory-scale AOT at a Canadian oil producer’s facility in Alberta Canada.

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

In order to protect our proprietary technology and processes, we rely in part on nondisclosure agreements with our employees, licensing partners, customers, consultants, agents and other organizations to which we disclose our proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. Since we rely on trade secrets and nondisclosure agreements, in addition to patents, to protect some of our intellectual property, there is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.

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

We may face costly intellectual property / license agreements disputes.

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technologies and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Our pending patent applications, specifically patent rights of the AOT technology and Joule Heating process may not result in the issuance of any patents or any issued patents that will offer protection against competitors with similar technology. Patents we have licensed for our technologies, and which we may receive, may be challenged, invalidated or circumvented in the future or the rights created by those patents may not provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. See Note 6 of our financial statements attached hereto for a discussion and status of our license agreements with Temple University.

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

Our future success is substantially dependent on the efforts of our senior management. The loss of the services of members of our senior management may significantly delay or prevent the achievement of product development and other business objectives. Because of the scientific nature of our business, we depend substantially on our ability to attract and retain qualified marketing, scientific and technical personnel, including consultants. There is intense competition among specialized automotive companies for qualified personnel in the areas of our activities. If we lose the services of, or do not successfully recruit key marketing, scientific and technical personnel, the growth of our business could be substantially impaired. We do not maintain key man insurance for any of these individuals.

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

The market price for our common stock has been volatile during the last year, ranging from a closing price of $0.50 on March 17, 2015 to a closing price of $0.05 on December 30, 2016, and a closing price of $0.09 on March 21, 2016. Additionally, the price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including, developments with respect to patents or proprietary rights, announcements of technological innovations by us or our competitors, announcements of new products or new contracts by us or our competitors, actual or anticipated variations in our operating results due to the level of development expenses and other factors, changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates, conditions and trends in our industry, new accounting standards, general economic, political and market conditions and other factors.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

In 2016, the Company moved its executive offices to 5266 Hollister Avenue, Suite 219, Santa Barbara, CA 93111 in May 2016. Prior to this move, the Company’s executive offices were located at 735 State Street, Suite 500, Santa Barbara, California 93101.

Total rent expense under these leases in effect during the years ended December 31, 2016, and 2015 was $45,000 and $70,000, respectively which are included as part of Operating Expenses in the attached consolidated statements of operations. Remaining minimum lease commitments under the non-cancellable office lease at December 31, 2016 were $4,000 through May 2017. See Note 9 of our financial statements attached hereto for a discussion and status of our office lease agreements.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Through May 21, 2007, our common stock was traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “ZERO”. Effective May 22, 2007, our common stock was removed from the OTCBB and placed on the “Pink Sheets”. Effective February 8, 2010, our common stock was reinstated and currently trades on the OTCBB. On October 30, 2014, our common stock was listed for trading on the OTCQX and OTCQB marketplace under the symbol “ZERO”. Effective August 11, 2015, the Company changed its name to QS Energy, Inc., and changed its trading symbol to “QSEP”. The following table sets forth the high and low bid prices of the Company’s common stock for the quarters indicated as quoted on the OTCBB as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2016		2015		2014
	High	Low	High	Low	High	Low
First Quarter	$0.21	$0.07	$0.51	$0.34	$1.12	$0.76
Second Quarter	$0.19	$0.10	$0.47	$0.30	$0.89	$0.64
Third Quarter	$0.17	$0.10	$0.38	$0.15	$0.84	$0.50
Fourth Quarter	$0.07	$0.03	$0.34	$0.13	$0.74	$0.34

According to the records of our transfer agent, we had approximately 1,000 stockholders of record of our common stock at March 27, 2016. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Issuances of Unregistered Securities in Current Fiscal Year

During the year ended December 31, 2016, the Company issued an aggregate of 15,213,449 shares of its common stock as follows:

•	The Company issued 300,000 shares of common stock to consultants for services rendered with a fair value of $48,000 which is included as part of Operating Expenses in the accompanying consolidated statements of operations. The shares were valued at the trading price at the date of issuance.

•	The Company issued 14,913,449 shares of its common stock valued at $1,491,000 at conversion prices of $0.10 per share upon voluntary conversion of certain of the Company’s convertible promissory notes summarized by month as follows:

Shares of Common Stock Issued in Year Ended December 31, 2016

Month of Issuance	Principal and Interest Converted to Common Stock	Conversion Price	Shares of Common Stock Issued
January 2016	$33,000	$0.10/share	330,000
February 2016	$77,000	$0.10/share	770,000
March 2016	$248,000	$0.10/share	2,479,049
April 2016	$476,000	$0.10/share	4,756,400
June 2016	$60,000	$0.10/share	605,000
July 2016	$165,000	$0.10/share	1,650,000
August 2016	$231,000	$0.10/share	2,310,000
October 2016	$201,000	$0.10/share	2,013,000
	$1,491,000		$14,913,449

•	The Company issued convertible notes in aggregate value of $1,587,000 for net proceeds of $1,443,000, convertible into 15,870,449 shares in common stock of the Company at a conversion price of $0.10 per share, and in connection with these notes, issued warrants to purchase 7,935,225 shares of common stock of the Company at an exercise price of $0.10 per share and expiring one year from the date of issuance, summarized by month as follows:

Convertible Notes Issued in Year Ended December 31, 2016

Month of Issuance	Cash Proceeds	Face Value of Note	Conversion Price	Convertible to Shares of Common Stock	Warrants to Purchase Common Stock	Warrant Exercise Price	Warrant Expiration Month
January 2016	$30,000	$33,000	$0.10/share	330,000	165,000	$0.10/share	January 2017
February 2016	$171,000	$187,000	$0.10/share	1,874,049	937,025	$0.10/share	February 2017
March 2016	$562,000	$618,000	$0.10/share	6,183,100	3,091,550	$0.10/share	March 2017
April 2016	$27,000	$30,000	$0.10/share	300,300	150,150	$0.10/share	April 2017
June 2016	$115,000	$127,000	$0.10/share	1,265,000	632,500	$0.10/share	June 2017
July 2016	$370,000	$407,000	$0.10/share	4,070,000	2,035,000	$0.10/share	July 2017
August 2016	$168,000	$185,000	$0.10/share	1,848,000	924,000	$0.10/share	August 2017
	$1,443,000	$1,587,000		$15,870,449	7,935,225

Issuances of Unregistered Securities in Prior Fiscal Year

During the year ended December 31, 2015, the Company issued an aggregate of 2,803,333 shares of its common stock as follows:

•	On January 12, 2015, the Company issued 200,000 shares of its common stock to the holder of a warrant upon exercise of the warrant at a price of $0.25 per share with proceeds of $50,000.

•	The Company issued 2,603,333 shares of its common stock valued at $669,000 at conversion prices of $0.10-$0.48 per share upon voluntary conversion of certain of the Company’s convertible promissory notes as follows:

Shares of Common Stock Issued in Year Ended December 31, 2015

Month of Issuance	Principal and Interest Converted to Common Stock	Conversion Price	Shares of Common Stock Issued
January 2015	$53,000	$0.48	110,000
June 2015	$550,000	$0.30	1,833,333
December 2015	$66,000	$0.10	660,000
Total, 2015	$669,000	$0.26	2,603,333

•	The Company issued convertible notes in aggregate value of $726,000 for net proceeds of $660,000, convertible into 3,593,333 shares in common stock of the Company at a conversion prices of $0.10-$0.30 per share, and in connection with these notes, issued warrants to purchase 1,796,667 shares of common stock of the Company at exercise prices of $0.10-$0.30 per share and expiring one year from the date of issuance, as follows:

Convertible Notes Issued in Year Ended December 31, 2015

Month of Issuance	Cash Proceeds	Face Value of Note	Conversion Price	Convertible to Shares of Common Stock	Warrants to Purchase Common Stock	Warrant Exercise Price	Warrant Expiration Month
May 2015	$350,000	$385,000	$0.30	1,283,333	641,667	$0.30	May 2016
June 2015	$150,000	$165,000	$0.30	550,000	275,000	$0.30	June 2016
November 2015	$30,000	$33,000	$0.10	330,000	165,000	$0.10	November 2016
December 2015	$130,000	$143,000	$0.10	1,430,000	715,000	$0.10	December 2016
Total, 2015	$660,000	$726,000	$0.20	3,593,333	1,796,667	$0.20

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Regulation S promulgated thereunder, in that the sales were made without general advertising or solicitation in non-public offerings to accredited U.S. investors and/or to non-U.S. investors in transactions outside the United States. The above described shares of common stock, convertible notes and warrants were issued by the Company in furtherance of the terms and conditions of each such instrument, forms of which were attached to our form 10-K filed March 16, 2016 as Exhibits 10.117, 10.118 and 10.119.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and management’s discussion and analysis included elsewhere in this Form 10-K annual report and in our annual reports that have been filed for the prior years presented.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015
Net sales	$–	$–
Costs and Expenses
Operating expenses	2,103,000	2,915,000
Research and development expenses	279,000	578,000
Loss before other income (expense)	(2,382,000)	(3,493,000)
Other income (expense)
Interest and financing expense	(1,617,000)	(747,000)
Other income, net	(1,000)	11,000
Net loss	$(4,000,000)	$(4,229,000)
Net loss per common share, basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	192,831,810	182,267,719

CONSOLIDATED BALANCE SHEETS

	Year ended December 31,
	2016	2015
Assets
Cash	$136,000	$349,000
Property and equipment, net of accumulated depreciation	17,000	22,000
Prepaid expenses and other assets	33,000	57,000
Total assets	$186,000	$428,000
Liabilities
Accounts payable and accrued expenses	$1,191,000	$963,000
Convertible debentures, net of discount	348,000	222,000
Other current liabilities	5,000	25,000
Total Liabilities	1,544,000	1,210,000
Stockholders’ deficit	(1,358,000)	(782,000)
Total liabilities and stockholders’ deficit	$186,000	$428,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in Item 7 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-K, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2016, and we undertake no duty to update this information.

Overview

In the second quarter of 2014, we reached a major milestone in the Company’s evolution, generating revenues from our AOT technology for the first time since our inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2017.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2016 and will need to raise substantial additional capital in 2017, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation

Revenue Comparison, 2016 and 2015

The Company had no revenues in the fiscal years ended 2016 and 2015.

Operating Expense Comparison, 2016 and 2015

Operating expenses were $2,103,000 for the fiscal year ended December 31, 2016, compared to $2,915,000 for the fiscal year ended December 31, 2015, a decrease of $812,000. This decrease was attributable to decreases in non-cash expenses of $244,000 and cash expenses of $568,000. Specifically, the decrease in non-cash expenses is attributable to a decrease in stock based compensation related to warrants and options issued to employees, directors and consultants of $271,000, and a decrease in depreciation of $5,000, offset by an increase in expense incurred upon modification of terms to an existing warrant of $32,000 The decrease in cash expenses is attributable to decreases in consulting fees of $26,000, corporate expenses of $27,000, insurance of $18,000, legal and accounting of $97,000, rents and utilities of $20,000, salaries and benefits of $189,000, travel of $183,000, and other general and administrative expenses of $8,000.

Research and development expenses were $279,000 for the fiscal year ended December 31, 2016, compared to $578,000 for the fiscal year ended December 31, 2015, a decrease of $299,000. This decrease is attributable to decreases in AOT and Joule Heat product prototype development costs of $236,000 and general testing and development costs of $26,000, and licensing and research fees of $37,000. In the fourth quarter of 2015, the Company suspended further development of the Joule Heat technology to concentrate its resources to the AOT product development.

Other income was a net expense of $1,000 for the fiscal year ended December 31, 2016, compared to an income of $11,000 for the fiscal year ended December 31, 2015, a decrease of $12,000. In 2015, the Company recorded a gain from disposition of fixed assets of $12,000. In 2016, the Company recorded a loss of $3,000.

Interest expenses were $1,617,000 for the fiscal year ended December 31, 2016, compared to $747,000 for the fiscal year ended December 31, 2015, an increase of $870,000. This increase is attributable to an increase in non-cash interest and financing expense of $870,000 to account the fair value of the warrants issued with our convertible notes and the notes’ beneficial conversion feature.

We had a net loss of $4,000,000 or $0.02 loss per share for the fiscal year ended December 31, 2016 compared to a net loss of $4,229,000 or $0.02 loss per share for the fiscal year ended December 31, 2015.

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations since our inception in 1998. As of December 31, 2016, we had cash of $136,000 and a stockholders’ deficit of $1,358,000. Our operating cash flow in 2016 was funded primarily through cash reserves, the exercise of stock purchase warrants for cash, and the issuance of convertible notes for cash.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $4,000,000 and used cash in operations of $1,626,000 for the year ended December 31, 2016. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At December 31, 2016, the Company had cash on hand in the amount of $136,000. Management estimates that the current funds on hand will be sufficient to continue operations through April 2017. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officer pursuant to an employment agreement, and certain payments to a former officer, during the remainder of 2017 and beyond. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Contractual Obligations

The Company’s contractual commitments for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

Year ending December 31,	Office Lease (1)	License Agreements (2)	Compensation Agreements (3)	Total Obligations
2017	$4,000	$187,500	$536,300	$727,800
2018	–	187,500	598,400	785,900
2019	–	187,500	149,600	373,100
2020	–	187,500	–	187,500
2021	–	187,500	–	187,500
Total	$4,000	$937,500	$1,284,300	$2,225,800

___________________

(1)	Consists of rent for the Company’s Santa Barbara Hollister office expiring on May 31, 2017.
(2)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party.
(3)	Consists of base salary and certain contractually-provided benefits, to i) an executive officer, pursuant to an employment agreement at a base annual salary of $290,000 through March 31, 2017 and severance in the amount of $580,000 that will be paid through March 31, 2019 pursuant to a separation agreement effective April 1, 2017; ii) an executive officer, pursuant to a two-year employment agreement effective April 1, 2017 at a base annual salary of $150,000 per year under a two-year contract effective April 1, 2017; iii) an executive officer, pursuant to an employment agreement at a base annual salary of $158,400 per year; and iv) and a severance agreement of a former officer in the amount of $15,000. See Item 9B below for other information.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of and for the years ended December 31, 2016 and 2015 are presented in a separate section of this report following Item 15 and begin with the index on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of December 31, 2016, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2016, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

Our management assessed the effectiveness of QS Energy, Inc.'s internal controls over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 framework). Based on our assessment, we conclude that, as of December 31, 2016, the Company has maintained effective internal control over financial reporting based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

(b)	Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

On March 29, 2017, at a meeting of the Board of Directors of the Company, the Board acknowledged the resignations of Gregg Bigger and Mark Stubbs from the Board of the Company, effective April 1, 2017. Seeking to fill the vacant seats on the Board and after discussion, the Board unanimously: a) appointed Jason Lane and Eric Bunting to sit on the Board of Directors of the Company; b) appointed Mr. Lane to serve as Chairman of the Board of the Company; c) appointed Tom Bundros to serve as Chairman of the Audit Committee of the Board; and d) determined that in connection with the resignations of Messrs. Bigger and Stubbs as directors of the Company, all unvested options and warrants previously granted to them shall immediately vest as of April 1, 2017.

At the same meeting, given that the Company and Mr. Bigger had agreed to a mutual termination of Mr. Bigger’s employment agreement and employment with the Company, the Company and Mr. Bigger have determined to enter into a separation agreement. The Board unanimously ratified a separation agreement between Mr. Bigger and the Company, effective April 1, 2017. In addition, in connection with the termination of Mr. Bigger’s employment as CEO and CFO of the Company, effective April 1, 2017, and after discussion by the Board, the Board determined to hire Mr. Lane as Chief Executive Officer of the Company and Mr. McMullen as Chief Financial Officer of the Company. Accordingly, the Board unanimously resolved, effective April 1, 2017, a) that Mr. Lane was appointed Chief Executive Officer of the Company; b) the employment agreement for Mr. Lane is ratified; c) Mr. McMullen was appointed Chief Financial Officer of the Company; and d) the employment agreement for Mr. McMullen is ratified by the Board.

Mr. Lane’s employment agreement (“Lane Employment Agreement”) with the Company is effective April 1, 2017, pursuant to which he will serve as the Company’s Chief Executive Officer. The term (“Term”) of the Lane Employment Agreement is two years. Annual base salary under the Lane Employment Agreement for the full Term is $150,000. The Company will also issue options (“Options”) to Mr. Lane to purchase 3,000,000 shares of restricted common stock of the Company. The Options shall vest pursuant to a two year vesting schedule, pursuant to which 500,000 of the Options, priced at $0.15 per share, and 500,000 of the Options priced at $0.25 per share, shall vest on April 1, 2018; thereafter, 1,000,000 of the Options, priced at $0.30 per share and 1,000,000 of the Options priced at $0.40 per share shall vest on April 1, 2019. The Options shall expire 10 years from the date of grant of the Options. Additionally, Mr. Lane will be entitled to a bonus for any leased-based contract for the Company’s AOT technology sourced by Mr. Lane in the amount of 8% of gross cash flow in the first year of the Term and 6% of gross cash flow in the second year of the Term generated by any such leased-based contract sourced by Mr. Lane. For any sales or other non-leased contracts for the Company’s AOT technology sourced by Mr. Lane, Mr. Lane shall receive a one-time payment of 10% of the net profit of any such sale or contract.

Mr. McMullen’s employment agreement (“McMullen Employment Agreement”) with the Company is effective April 1, 2017, pursuant to which he will serve as the Company’s Chief Financial Officer. The term (“Term”) of the McMullen Employment Agreement is two years. Annual base salary under the McMullen Employment Agreement for the full Term is $158,400. The Company will also issue options (“Options”) to Mr. McMullen to purchase 250,000 shares of restricted shares of common stock of the Company at a per share exercise price equal to the stock price listed on the OTCBB market at market close on April 3, 2017. The 125,000 of the Options shall vest on April 1, 2017, and 125,000 Options shall vest on April 1, 2018. The Options shall expire 10 years from the date of grant of the Options.

Mr. Bigger’s separation agreement (“Bigger Separation Agreement”) with the Company is effective April 1, 2017, pursuant to which his employment agreement with the Company is mutually terminated. Pursuant to the terms of Mr. Bigger’s employment agreement, as amended, Mr. Bigger shall receive a termination payment equivalent to two (2) years’ salary, totaling $580,000 (the “Termination Payment”). The Termination Payment, as well as payment in lieu of accrued vacation and sick days, shall be paid in equal monthly installments over a period of two years, beginning on April 1, 2017. Under the terms of the Bigger Separation Agreement, Mr. Bigger and the Company also agree to a mutual release.

Copies of the aforementioned Employment Agreements for Mr. Lane and Mr. McMullen, and the Separation Agreement for Mr. Bigger are attached hereto as Exhibits 10.122, 10.123, and 10.124, respectively.

Bios for Mr. Lane, Dr. Bunting, and Mr. McMullen are as follows:

Jason Lane, Chief Executive Officer and Chairman of the Board of the Company

Jason Lane is a veteran of the oil and gas industry with a 20-year track record of procuring and divesting of oil and gas leases, mineral and royalty interests and production in the lower 48 States through his own partnerships and joint ventures. His most recent large transaction includes lease divestitures to Halcon Resources (Woodbine) and Terrace Energy LLC (Woodbine). Previously, Mr. Lane sold Rocky Mountain prospects to Bill Barrett Corp as well as multiple prospects to Chesapeake Energy across East Texas. Additionally, Mr. Lane has operated and or participated in the drilling of wells in Texas, Louisiana, Montana, and Wyoming. He has been the lead on all of his partnerships since 2002, with partners ranging from family offices to hedge funds.

During his career, Mr. Lane has been directly involved in the leasing of over 650,000 prime acres for his partnerships. Also in the royalty field, he has sold multiple royalty packages to NGP portfolio companies, Noble Royalties and other companies and funds. Mr. Lane has also managed up to a 125 Landman operation which was responsible for title and lease acquisition work for several significant companies throughout the United States.

Eric Bunting, M.D., Director

Eric Bunting, M.D. is a board-certified Ear, Nose, and Throat physician, and he is an owner and partner in an independent specialty group. This group has partnered with Wichita Surgical Specialist (“WSS”), which remains one of the country’s largest surgical multispecialty groups. Dr. Bunting has been on the board of directors of WSS for the last 10 years. Dr. Bunting graduated from Kansas University School of Medicine and subsequently received specialty training at Kansas University Medical Center.

Dr. Bunting has many diverse business and entrepreneurial interests. Dr. Bunting has an interest in early startup companies and franchising opportunities. He is an owner and partner in approximately 40 fast-casual restaurant franchises in 10 states. He has board of director experience in the health care industry with multiple ambulatory surgical centers and a radiation center. Dr. Bunting has been an integral part of these boards through merger and acquisition periods. Other interests are in the wine and spirits industry where Dr. Bunting has been involved in a successful spirit start-up, which is poised for an acquisition opportunity. Dr. Bunting has other ongoing active business investments in the evolving internet artificial intelligence industry, as it relates to marketing and advertising.

Dr. Bunting has been an investor in the Company, acquiring a significant number of shares over the last four years. During this period, he has been and will remain an unbiased shareholder advocate looking forward to commercialization, deployment, and eventual profitability for the Company.

Michael McMullen, Chief Financial Officer

Mr. McMullen joined QS Energy in July 2013 as Controller. In this role, Mr. McMullen designed and managed implementation of the Company’s Sarbanes-Oxley compliant internal controls and reporting procedures, and has been responsible for all financial operations and reporting. Mr. McMullen has extensive managerial and oversight experience in the areas of corporate governance, capitalization, asset valuation and risk assessment.

Prior to joining QS Energy, Mr. McMullen served in senior executive capacities across a variety of industries. As a management consultant and financial advisor to mid-market healthcare and technology entities, he specialized in providing growth and transition management oversight to companies serving hospitals and cancer centers. In his role as Director of Strategic Development at Leema Energy Resources he managed acquisition, valuation and due diligence cycles for the purchase and resale of energy-related assets acquired from distressed savings and loan institutions, resulting in sale-leaseback, leveraged buyout and resale transactions totaling $150 million. At FloWind Corporation Mr. McMullen structured domestic power plant contracts, international joint venture agreements and equipment sales contracts in excess of $200 million and was responsible for management of FloWind’s $7 million research program, resulting in the development of the company’s next generation wind turbine technology. As CFO of SomethingNow, Inc. he was responsible for all finance and operations activities related to growing this internet company from start-up to commercial operations, resulting in the infusion of $20M in capital, establishing key strategic relationships and ultimately negotiating and closing the sale of the company to a NASDAQ 100 company.

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

The following constitutes the Board of Directors as of December 31, 2016:

Name	Age	Position	Director Since
Greggory Bigger	48	Chief Executive Officer, Chief Financial Officer and Chairman, Director (Non-Independent)	2013
Charles R. Blum (1) (2) (3)	77	Director (Non-Independent)	2007
Donald Dickson(2)	59	Director (Independent)	2013
Nathan Shelton (1) (2) (3)	66	Director (Independent)	2007
Mark Stubbs (1)(2)	44	Director (Independent)	2013
Thomas Bundros(1)	60	Director (Independent)	2015

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

Director Compensation Policy

Effective January 1, 2014, the Board passed a resolution suspending the July 1, 2013 Board compensation policy. Effective May 6, 2014, the Board approved a compensation policy which includes two annual grants of options, including i) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share closing price on the date of grant with an exercise price equal to the stock closing price on the date of grant, a one year vesting period and an expiration date 10 years from the date of grant; and ii) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share fair market value of the option calculated using the Black-Scholes Option Pricing Model based on market conditions, including stock closing price, risk free interest rate and stock volatility, on the date of grant with an exercise price equal to the stock closing price on the date of grant, vesting immediately and an expiration date 10 years from the date of grant. Also, effective July 1, 2013, the Board approved an annual grant of options to purchase 25,000 shares of common stock at a price equal to the stock’s closing price on the date of grant, vesting immediately and expiring 10 years from the date of grant as compensation to the chairman of the Board’s Audit Committee. Effective January 1, 2015, the Board amended the policy such that there is only one annual grant as follows: i) all options granted would vest over one year; and ii) options granted mid-year due to appointment to the Board or appointment to Chairman of the Audit Committee would be adjusted such that the number of shares would be calculated on a pro rata basis depending on the number of day remaining in the calendar year, and the options would vest December 31 of the year of grant.

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2016:

Name	Age	Position
Greggory M. Bigger	48	Chief Executive Officer, Chief Financial Officer and President

For the biography of Greggory Bigger, please see above under “Biographical Information Regarding Directors.”

CORPORATE GOVERNANCE

We maintain a corporate governance page on our corporate website at www.qsenergy.com, which includes information regarding the Company’s corporate governance practices. Our codes of business conduct and ethics, Board committee charters and certain other corporate governance documents and policies are posted on our website. In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Corporate Secretary, QS Energy, Inc., 5266 Hollister Avenue, Suite 219, Santa Barbara, CA 93111. The information on our website is not, and shall not be deemed to be, a part of this form 10-K or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).

Board of Directors

Director Independence

Our Board of Directors as of December 31, 2016, consisted of six (6) members. As of that date, the Board has affirmatively determined that Mr. Dickson, Mr. Shelton, Mr. Stubbs and Mr. Bundros are independent directors. Mr. Bigger, our President, Chief Executive Officer, and Chief Financial Officer and Mr. Blum, former Chief Executive Officer, are not considered independent.

Effective January 5, 2015, Thomas A. Bundros was elected to the Company’s Board of Directors. As of that date, the Board has affirmatively determined that Mr. Bundros is an independent director.

Meetings of the Board

The Board held four (4) meetings in 2016. A majority of the members attended all 4 board meetings held in 2016. The Board has held five (5) meetings in 2017 as of the date of this report.

Communications with the Board

The following procedures have been established by the Board in order to facilitate communications between our stockholders and the Board:

Stockholders may send correspondence, which should indicate that the sender is a stockholder, to the Board or to any individual director, by mail to Corporate Secretary, QS Energy, Inc. 5266 Hollister Avenue, Suite 219, Santa Barbara, CA 93111 or by e-mail to info@qsenergy.com.

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

Our shareholders may also communicate directly with the non-management directors, individually or as a group, by mail c/o Corporate Secretary, QS Energy, Inc., 5266 Hollister Avenue, Suite 219, Santa Barbara, CA 93111 or by e-mail to info@qsenergy.com.

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

Committees of the Board

The Board has a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Each of these committees operates under a written charter. Copies of these charters, and other corporate governance documents, are available on our website, www.qsenergy.com In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Corporate Secretary, QS Energy Inc., 5266 Hollister Avenue, Suite 219, Santa Barbara, CA 93111.

The composition, functions and general responsibilities of each committee are summarized below.

Audit Committee

The Audit Committee currently consists of Mr. Stubbs (chairperson), Mr. Blum, Mr. Shelton and Mr. Bundros. The Board has determined that Mr. Stubbs, Mr. Shelton and Mr. Bundros are considered independent under rules of the SEC. The Audit Committee held a total of four (4) meetings during 2016, each attended by a majority of Audit Committee members. The Audit Committee has met once during 2017 as of the date of this report.

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

Nominating and Governance Committee

The Nominating and Corporate Governance Committee consists of Mr. Shelton (chairperson) and Mr. Blum. The Board believes that Mr. Shelton meets independent requirements under rules of the SEC. The Nominating and Corporate Governance Committee held no meetings during 2016 and has not met during 2017 as of the date of this report.

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

The Audit Committee operates under a written charter, which is available on the Company’s website. The Board and the Audit Committee believe that the Audit Committee charter complies with the current standards set forth in SEC regulations. There may be further action by the SEC during the current year on several matters that affect all audit committees. The Board and the Audit Committee continue to follow closely further developments by the SEC in the area of the functions of audit committees, particularly as it relates to internal controls for non-accelerated filers, and will make additional changes to the Audit Committee charter and the policies of the Audit Committee as required or advisable as a result of these new rules and regulations. The Audit Committee met four (4) times during 2016 and each was attended by a majority of committee members. The Audit Committee has met once during 2017 as of the date of this report.

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

Our Chief Executive Officer, Chief Financial Officer and Controller conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control – Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective as of December 31, 2016.

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

On the basis of these reviews and discussions, the Audit Committee (i) appointed Weinberg & Co., P.A. as the independent registered public accounting firm for the 2016 fiscal year and (ii) recommended to the Board that the Board approve the inclusion of the Company’s audited financial statements in the 10-K for filing with the SEC.

Respectfully submitted:

Mark Stubbs (Chairman)

COMPENSATION COMMITTEE REPORT

The Compensation Committee has furnished this report on executive compensation for the 2016 fiscal year.

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

The Compensation Committee currently consists of Mr. Blum (chairperson), Mr. Stubbs, Mr. Dickson and Mr. Shelton. The Board believes that Messrs. Stubbs, Dickson and Shelton are independent. None of our executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 2016. The Compensation Committee held no meetings during 2016 and has not met during 2016 as of the date of this report.

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

The principal factors that were taken into account in establishing each executive officer’s compensation package for the 2016 fiscal year are described below. However, the Compensation Committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future fiscal years. Moreover, all of the Company’s Named Executive Officers have entered into employment agreements with the Company and many components of each such person’s compensation are set by such agreements.

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

Compliance with Code Section 162(m). Section 162(m) of the Code disallows a tax deduction to publicly-held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance based. Non-performance based compensation paid to the Company’s executive officers for the 2016 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that the non-performance based compensation to be paid to the Company’s executive officers for the 2017 fiscal year will exceed that limit. Because it is unlikely that the cash compensation payable to any of the Company’s executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the Company’s executive officers. The Compensation Committee will reconsider this decision should the individual cash non-performance based compensation of any executive officer ever approach the $1 million level.

The Board did not modify any action or recommendation made by the Compensation Committee with respect to executive compensation for the 2016 fiscal year. It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align the Company’s performance and the interests of the Company’s stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long term.

Respectfully submitted by:

Charles Blum, Chairman

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE REPORT

The Nominating and Corporate Governance Committee currently consists of Mr. Shelton (chairperson) and Mr. Blum. The Board believes that Mr. Shelton meet independent requirements under rules of the SEC. The Nominating and Corporate Governance Committee held no meetings during 2016 and has not met during 2017 as of the date of this report.

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

Nathan Shelton, Chairman

Item 11. Executive Compensation

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)	Stock Awards ($)	Securities Underlying Options (#)	Full Value of Options ($)	All Other Compensation ($)	Total ($)
Greggory Bigger (1) (2)	2016	$290,000	$–	–	$–	$–	$290,000
President,	2015	$290,000	$–	–	$–	$–	$290,000
Chief Executive Officer and
Chief Financial Officer

_________________

(1)	On February 1, 2012, Mr. Bigger was appointed Chief Financial Officer. In 2012, Mr. Bigger received options for 4,000,000 exercisable at $0.25 per share, vesting over four years. Of the 4,000,000 options, 500,000 vested on February 1, 2012, 500,000 vested on February 1 2013, 1,000,000 vested on February 1, 2014, 1,000,000 vested on February 1, 2015, and 1,000,000 vested on February 1, 2016. On March 10, 2016, the Board of Directors agreed to amend Mr. Bigger’s employment contract, effective March 10, 2016, such that the contract will terminate on March 8, 2019, the business day immediately preceding the third anniversary of the effective date of the amendment. Prior to this amendment, Mr. Bigger’s contract was scheduled to terminate on January 31, 2017, subject to automatic one-year extensions of the contract. A copy of this contract amendment was attached to our Form 10-K filed March 16, 2016 as Exhibit 10.120.
(2)	Mr. Bigger also received stock options as a member of the Board of Directors of the Company. See section below labeled, “Director Compensation”.

OPTION GRANTS IN LAST FISCAL YEAR

No options were granted to Named Executive Officers during the 2016 fiscal year as executive compensation; however, options were granted to Greggory Bigger under the Company’s Board of Directors compensation policy as detailed in the Director Compensation section below.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

No options were exercised by any of the Named Executive Officers during the 2016 fiscal year. The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2016 fiscal year.

	Shares	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options ($)(1)
	Acquired on	Realized
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Greggory Bigger	$–	$–	4,462,592	4,462,592	$–	$–

(1) Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 31, 2016 the last trading day of the year was $0.05 per share.

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

Amendment #2 to Bigger Employment Agreement

On March 10, 2016, the Board of Directors agreed to amend Mr. Bigger’s employment contract, effective March 10, 2016, such that the contract will terminate on March 8, 2019, the business day immediately preceding the third anniversary of the effective date of the amendment. Prior to this amendment, Mr. Bigger’s contract was scheduled to terminate on January 31, 2017, subject to automatic one-year extensions of the contract. A copy of this contract amendment was attached to our Form 10-K filed March 16, 2016 as Exhibit 10.120.

See Item 9B above for more information regarding Mr. Bigger’s employment agreement.

DIRECTORS COMPENSATION

During the year ended December 31, 2016, the Company granted options to purchase 738,552 shares of common stock to members of the Board of Directors under a new Board of Directors compensation policy adopted by the Company on May 6, 2014 and as amended effective January 1, 2015. The options are exercisable at $0.48/share and $0.46/share and expire ten years from the date of grant. A total of 738,552 options vested on December 31, 2015. Total fair value of these options at grant date was approximately $296,787 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 1.72% and 1.67%; volatility of 121% and dividend yield of 0%.

The table below summarizes the compensation paid by the Company to its directors for the fiscal year ended December 31, 2015.

	Fees earned or paid in cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Gregg Bigger (3)	–	–	$42,100	–	–	–	$42,100
Charles Blum (4)	$6,000	$–	42,100	–	–	–	48,100
Donald Dickson (5)	6,000	–	42,100	–	–	–	48,100
Nathan Shelton (6)	6,000	–	42,100	–	–	–	48,100
Mark Stubbs (7)	6,000	–	63,100	–	–	–	69,100
Thomas Bundros (8)	6,000	–	42,100	–	–	–	48,100

(1)	Effective July 1, 2013, the Board approved a compensation policy which includes a $500 monthly fee paid to any member of the Board of Directors who serves on a Board Committee. Effective May 6, 2014, the Board approved a revised compensation policy which continued this $500 monthly fee.

(2)	Effective January 1, 2014, the Board passed a resolution suspending the July 1, 2013 Board compensation policy. Effective May 6, 2014, the Board approved a compensation policy which includes two annual grants of options, including i) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share closing price on the date of grant with an exercise price equal to the stock closing price on the date of grant, a one year vesting period and an expiration date 10 years from the date of grant; and ii) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share fair market value of the option calculated using the Black-Scholes Option Pricing Model based on market conditions, including stock closing price, risk free interest rate and stock volatility, on the date of grant with an exercise price equal to the stock closing price on the date of grant, vesting immediately and an expiration date 10 years from the date of grant. Also, effective July 1, 2013, the Board approved an annual grant of options to purchase 25,000 shares of common stock at a price equal to the stock’s closing price on the date of grant, vesting immediately and expiring 10 years from the date of grant as compensation to the chairman of the Board’s Audit Committee. Effective January 1, 2015, the Board amended the policy such that i) all options granted would vest over one year; and ii) options granted mid-year due to appointment to the Board or appointment to Chairman of the Audit Committee would be adjusted such that the number of shares would be calculated on a pro rata basis depending on the number of day remaining in the calendar year, and the options would vest December 31 of the year of grant.

(3)	On January 1, 2016, Mr. Bigger was granted options to purchase 253,158 shares of common exercisable at $0.19/share, vesting on December 31, 2015 and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $42,100 using Black-Scholes Option Pricing. During the year ended December 31, 2016, the Company recognized compensation costs of $42,100 based on the fair value of Mr. Bigger’s options that vested.

(4)	Mr. Blum serves as chairman of the Compensation Committee and as a member of the Audit Committee and the Governance and Nominating Committee. As a member of a Board Committee, Mr. Blum received compensation in the amount of $500 per month for the twelve-month period of January 1, 2015 through December 31, 2015. On January 1, 2015, was granted options to purchase 253,158 shares of common exercisable at $0.19/share, vesting on December 31, 2015 and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $42,100 using Black-Scholes Option Pricing. During the year ended December 31, 2016, the Company recognized compensation costs of $42,100 based on the fair value of Mr. Blum’s options that vested and $6,000 for Mr. Blum’s Board Committee fees.

(5)	Effective July 1, 2015, Mr. Dickson was appointed to the Compensation Committee. As a member of a Board Committee, Mr. Dickson received compensation in the amount of $500 per month for the six-month period of July 1, 2015 through December 31, 2015. On January 1, 2015, Mr. Dickson was granted options to purchase 253,158 shares of common exercisable at $0.19/share, vesting on December 31, 2015 and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $42,100 using Black-Scholes Option Pricing. During the year ended December 31, 2016, the Company recognized compensation costs of $42,100 based on the fair value of Mr. Dickson’s options that vested.

(6)	Mr. Shelton serves as chairman of the Compensation Committee and as a member of the Audit Committee and the Governance and Nominating Committee. As a member of a Board Committee, Mr. Shelton received compensation in the amount of $500 per month for the twelve-month period of January 1, 2014 through December 31, 2014. On May 6, 2014, Mr. Shelton was granted options to purchase 253,158 shares of common exercisable at $0.19/share, vesting on December 31, 2015 and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $42,100 using Black-Scholes Option Pricing. During the year ended December 31, 2016, the Company recognized compensation costs of $42,100 based on the fair value of and $6,000 for Mr. Shelton’s Board Committee fees.

(7)	Mr. Stubbs serves as chairman of the Audit Committee and as a member of the Compensation Committee. As a member of a Board Committee, Mr. Stubbs received compensation in the amount of $500 per month for the twelve-month period of January 1, 2016 through December 31, 2016. On January 1, 2016, Mr. Stubbs was granted options to purchase 253,158 shares of common exercisable at $0.19/share, vesting on December 31, 2016 and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $42,100 using Black-Scholes Option Pricing. As chairman of the Audit Committee, Mr. Stubbs received an additional grant of options on January 1, 2016 to purchase 131,579 shares of common stock valued at $21,000 using Black-Scholes Option Pricing. These options are exercisable at $0.19/share, vesting on December 31, 2016 and expire ten years from the date of grant. During the year ended December 31, 2016, the Company recognized compensation costs of $63,100 based on the fair value of Mr. Stubb’s options that vested and $6,000 for Mr. Stubb’s Board Committee fees.

(8)	Mr. Bundros serves as a member of the Compensation Committee. As a member of a Board Committee, Mr. Bundros received compensation in the amount of $500 per month for the twelve-month period of January 1, 2016 through December 31, 2016. On January 1, 2016, was granted options to purchase 253,158 shares of common exercisable at $0.19/share, vesting on December 31, 2015 and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $42,100 using Black-Scholes Option Pricing. During the year ended December 31, 2016, the Company recognized compensation costs of $42,100 based on the fair value of Mr. Blum’s options that vested and $6,000 for Mr. Bundros’s Board Committee fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2016.

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each of our directors;
•	the Company’s Chief Executive Officer, who also holds the positions of Chief Financial Officer and President, is the only person serving as a Named Executive as of December 31, 2016 whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company (such individuals are hereafter referred to as the “Named Executive Officers”); and all of our directors and executive officers serving as a group.

Named Executive Officers and Director	Number of Shares of Common Stock Beneficially	Percentage of Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)	Owned (2)
Bigger, Greggory – Chief Executive Officer, Chief Financial Officer, President, Director	4,583,601	2.30%
Charles R. Blum – Director	2,449,613	1.23%
Dickson, Donald – Director	1,240,823	0.62%
Shelton, Nathan – Director	879,807	0.44%
Stubbs, Mark – Director	725,187	0.36%
Thomas Bundros – Director	376,712	0.19%
All directors and executive officers as a group	10,255,743	5.15%

(1)	Unless otherwise indicated, the address of each listed person is c/o QS Energy, Inc., 5266 Hollister Avenue, Suite 219, Santa Barbara, CA 93111.

(2)	Percentage of beneficial ownership is based upon 199,045,026 shares of the Company’s common stock outstanding as of December 31, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Accrued Expenses - Related Parties

As of December 31, 2016 and 2015, total accrued expenses – related parties amounted to $135,000 and $191,000, respectively. Included in these accruals are the unpaid salaries to a former President and current member of the Company’s Board of Directors of $15,000 and $75,000, respectively. The Company agreed to a monthly payment of $5,000 to the current Board member until his unpaid salary is fully settled.

Director Independence

The Company believes Mr. Dickson, Mr. Shelton, Mr. Stubbs and Mr. Bundros are independent, and Mr. Bigger and Mr. Blum are non-independent.

Item 14. Principal Accounting Fees and Services

The Audit Committee has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2017.

Weinberg & Company, P.A. was first appointed in fiscal year 2003, and has audited our financial statements for fiscal years 2002 through 2016.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2016 and 2015.

	Amount
	Fiscal	Fiscal
Type of Fee	Year 2016	Year 2015
Audit (1)	$76,000	$119,000
Audit Related (2)	–	–
Taxes (3)	12,000	19,000
All Other (4)	–	–
Total	$88,000	$138,000

(1)	This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.
(2)	Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.
(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)     The following documents are filed as part of this Form 10-K.

Financial Statements:

Reference is made to the contents to the consolidated financial statements of QS Energy, Inc. under Item 7 of this Form 10-K.

(b)     Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(78)	Articles of Incorporation, as amended, of the Registrant.
3.1(87)	Articles of Merger
3.2(77)	Amended and Restated Bylaws of the Registrant.
10.1(2)	Commercial Sublease dated October 16, 2003 between the Registrant and KZ Golf, Inc.
10.2(9)	Amendment dated June 15, 2004 to Exhibit 10.1
10.3 (10)	Amendment dated August 14, 2005 to Exhibit 10.1
10.4(10)	General Tenancy Agreement dated March 14, 2006 between the Registrant and Autumlee Pty Ltd.
10.5(3)	Agreement dated December 13, 2002 between the Registrant and RAND.
10.6(2)**	Agreement dated May 7, 2003 between the Registrant and RAND.
10.7(5)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.5
10.8(5)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.5
10.9(5)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.5
10.10(4)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.11(4)	Assignment and Bill of Sale dated May 28, 2002 between the Registrant and Kevin Charles Hart.
10.12(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Eugene E. Eichler.
10.13(15)†	Severance Agreement dated November 8, 2006 between the Registrant and Eugene E. Eichler
10.14(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Bruce H. McKinnon.
10.15(6)	Save the World Air, Inc. 2004 Stock Option Plan
10.16(8)	Form of Incentive Stock Option Agreement under 2004 Stock Option Plan
10.17(8)	Form of Non-Qualified Stock Option Agreement under 2004 Stock Option Plan
10.18(8)	Consulting Agreement dated as of October 1, 2004 between the Registrant and John Fawcett
10.19(7)	License Agreement dated as of July 1, 2004 between the Registrant and Temple University – The Commonwealth System of Higher Education
10.20(8)	Consulting Agreement dated as of November 19, 2004 between the Registrant and London Aussie Marketing, Ltd.
10.21(13)	Amendment dated September 14, 2006 to Exhibit 10.20
10.22(8)†	Employment Agreement dated September 1, 2004 with Erin Brockovich
10.23(15)†	Amendment dated as of July 31, 2006 to Exhibit 10.22
10.24(8)	Assignment of Patent Rights dated as of September 1, 2003 between the Registrant and Adrian Menzell

10.25(8)	Global Deed of Assignment dated June 26, 2004 between the Registrant and Adrian Menzell
10.26(11)†	Amended and Restated Employment Agreement dated as of March 1, 2006 between the Registrant and John Richard Bautista III
10.27(9)	Lease dated August 15, 2005 between the Registrant and Thomas L. Jackson
10.28(10)	Amendment dated February 1, 2006 to Exhibit 10.27
10.29(10)	Form of 9% Convertible Note issued in the 2005 Interim Financing
10.30(10)	Form of Stock Purchase Warrant issued in the 2005 Interim Financing
10.31(10)	Form of Stock Purchase Warrant issued in the 2005 Bridge Financing
10.32(11)	Form of Stock Purchase Warrant issued in 2006 Regulation S financing
10.33(11)	Form of Stock Purchase Warrant issued in 2006 PIPE financing
10.34(12)	Commercial Sublease between the Registrant and KZG Golf dated January 1, 2006
10.35(12)	Investment Agreement dated September 15, 2006 between the Registrant and Dutchess Private Equities Fund
10.36(12)	Registration Rights Agreement dated September 15, 2006 between the registrant and Dutchess Private Equities Fund, LLP
10.37(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.38(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.39(17)	R&D Agreement between the Registrant and Temple University dated February 2, 2007
10.40(14)	Note Purchase Agreement dated December 5, 2006 between the registrant and Morale Orchards LLC
10.41(14)	Form of Stock Purchase Warrant issued to Morale Orchards LLC
10.42(14)	Form of Convertible Note issued to Morale Orchards LLC
10.43(16)	Consulting Agreement dated January 4, 2007 between the Registrant and Spencer Clarke LLC
10.44(15)	Agreement dated as of July 15, 2006 between the Company and SS Sales and Marketing Group
10.45(15)	Engagement Agreement between the Registrant and Charles K. Dargan II
10.46(15)	Form of 10% Convertible Note issued in 2007 PIPE Offering
10.47(15)	Form of Stock Purchase Warrant issued in 2007 PIPE Offering
10.48(18)	Appointment of New Directors, Nathan Shelton, Steven Bolio and Dennis Kenneally
10.49(19)	Issuance of RAND Final Report
10.50(20)	Delisting from OTCBB to OTC Pink Sheets
10.51(21)	Resignation of Director, Dennis Kenneally
10.52(22)	Resignation of Officer, Bruce H. McKinnon
10.53(23)	Form of 10% Convertible Note issued in 2007 Spring Offering
10.54(23)	Form of Stock Purchase Warrant issued in 2007 Spring Offering
10.55(24)	Termination of North Hollywood Lease
10.56(25)	Modification Agreement of 10% 2007 PIPE Convertible Notes
10.57(26)	Form of 10% Convertible Note issued in 2007 Summer Offering
10.58(26)	Form of Stock Purchase Warrant issued in 2007 Summer Offering
10.59(27)	Resignation of Director, J. Joseph Brown
10.60(28)	Resignation of Chief Financial Officer and Appointment of Interim Chief Financial Officer
10.61(29)	Severance Agreement dated June 15, 2007 between Registrant and Bruce H. McKinnon
10.62(30)	Resignation of Director, Bruce H. McKinnon
10.63(31)	Second Modification Agreement of 10% 2007 PIPE Convertible Notes
10.64(32)	Form of 10% Convertible Note issued in 2007 Fall Offering
10.65(32)	Form of Stock Purchase Warrant issued in 2007 Fall Offering
10.66(33)	Resignation of Director, Joseph Helleis
10.67(34)	Form of 10% Convertible Note issued in 2007/8 Winter Offering
10.68(34)	Form of Stock Purchase Warrant issued in 2007/8 Winter Offering
10.69(34)	Modification and Satisfaction Agreement of Convertible Notes with Morale Orchards, LLP and Matthews & Partners

10.70(35)	Termination of employment relationship with John Bautista
10.71(36)	Form of 10% Convertible Note issued in 2008 Summer Offering
Form of Stock Purchase Warrant issued in 2008 Summer Offering
10.72(37)	Form of 10% Convertible Note issued in 2008 Fall Offering
Form of Stock Purchase Warrant issued in 2008 Fall Offering
10.73(38)	Form of 10% Convertible Note issued in 2008 Winter Offering
Form of Stock Purchase Warrant issued in 2008 Winter Offering
10.74(39)	Letter Agreement with Temple University extending default date
10.75(40)	Notice of first payment to Temple University under Letter Agreement
Announcement of date of 2010 Annual Shareholder Meeting
Appointment of Cecil Bond Kyte as new Chief Executive Officer
10.76(41)	Form of 10% Convertible Note issued in 2009 Winter Offering
Form of Stock Purchase Warrant issued in 2009 Winter Offering
10.77(42)	Employment Agreement with Cecil Bond Kyte
10.78(43)	Form of 10% Convertible Note issued in 2009 Winter #2 Offering
Form of Stock Purchase Warrant issued in 2009 Winter #2 Offering
10.79(44)	Form of 10% Convertible Note issued in 2009 Spring Offering
Form of Stock Purchase Warrant issued in 2009 Spring Offering
10.80(45)	Form of 7% Convertible Note issued in 2009 Summer Offering
Form of Stock Purchase Warrant issued in 2009 Summer Offering
10.81(46)	Passing of Steven Bolio, Company Director
10.82(47)	Form of 7% Convertible Note issued in 2009 Wellfleet Offering
Form of Stock Purchase Warrant issued in 2009 Wellfleet Offering
10.83(48)	Form of 7% Convertible Note issued in 2009 Fall Offering
Form of Stock Purchase Warrant issued in 2009 Fall Offering
10.84(49)	Letter to Shareholders
10.85(50)	Form of 10% Convertible Note issued in 2010 Winter Offering
Form of Stock Purchase Warrant issued in 2010 Winter Offering
10.86(51)	Settlement of Bruce H. McKinnon Arbitration Award
10.87(52)	Form of 10% Convertible Note Issued in 2010 Spring Offering
Form of Stock Purchase Warrant issued in to2010 Spring Offering
10.88(53)	Form of 10% Convertible Note Issued in 2010 Summer Offering
Form of Stock Purchase Warrant issued in 2010 Summer Offering
10.89(54)	Form of 10% Convertible Note issued in 2010 Fall Offering
Form of Stock Purchase Warrant issued in 2010 Fall Offering
10.90(55)	Form of 10% Convertible Note issued in 2010 Fall Offering #2
Form of Stock Purchase Warrant issued in 2010 Fall Offering #2
10.91(56)	Resignation of Director John A. Price
10.92(57)	Form of 10% Convertible Note issued in 2011 Winter Offering
Form of Stock Purchase Warrant issued in 2011 Winter Offering
10.93(58)	Amendment to Employment Contract with Cecil Kyte
Announcement of date of 2011 Annual Shareholder Meeting
10.94(59)	License Agreement between the Registrant and Temple University dated August 9, 2011
10.96(60)	Form of 10% Convertible Note Issued in 2011 Spring Offering
Form of Stock Purchase Warrant issued in 2011 Spring Offering
10.97(61)	Form of 10% Convertible Note Issued in 2011 Summer Offering
Form of Stock Purchase Warrant Issued in 2011 Summer Offering
10.94(62)	Form of 10% Convertible Note Issued in 2011 Fall Offering
Form of Stock Purchase Warrant Issued in 2011 Fall Offering
10.95(63)	Final Report of the Rocky Mountain Oilfield Testing Center of Viscosity Reduction Device (AOT)
10.96(64)	Form of 10% Convertible Note Issued in 2011 Fall#2 Offering
Form of Stock Purchase Warrant Issued in 2011 Fall#2 Offering

10.97(65)	Letter of Intent between Registrant and Heng He Xing Ye Technology Development Co., Ltd. dated October 19,2011
10.98(66)	Announcement of resignation of Eugene E. Eichler, Interim Chief Financial Officer for health reasons.
10.99(67)	Form of 10% Convertible Note Issued in 2011 Fall#3 Offering
10.100(68)	Form of Stock Purchase Warrant Issued in 2011 Fall#3 Offering
10.101(69)	Form of 10% Convertible Note Issued in 2012 Winter Offering
10.102(70)	Form of Stock Purchase Warrant Issued in 2012 Winter Offering
10.103(71)	Letter of Intent between Registrant and LG Partners LLC (“LGP”)
10.104(72)	Cooperation Framework Agreement between Registrant and Heng He Xing Technology Development Co., Ltd (TDC) dated March 9, 2012
10.105(73)	Employment Agreement with Gregg Bigger, Chief Financial Officer
10.106(74)	U.S. Department of Energy Agreement dated February 6, 2012
10.107(75)	Continental Divide, LLC Agreement dated January 2, 2013
10.108(76)	Equipment Lease/Option to Purchase Agreement with TransCanada Keystone Pipeline, L.P.
10.109(79)	Amendment to Greggory M. Bigger Employment Contract.
10.110(80)	Cecil Bond Kyte Separation Agreement
10.111(81)	Equipment Lease/Option to Purchase Agreement, dated effective as of July 15, 2014, between Save The World Air, Inc. and Kinder Morgan Crude & Condensate LLC.
10.112(82)	Mutual Confidentiality Agreement, dated July 15, 2014, between Save The World Air, Inc. and Kinder Morgan Crude & Condensate LLC.
10.113(83)	Letter from TransCanada to Save The World Air, Inc., dated July 15, 2014.
10.114(84)	Newfield Exploration Company Joint Development Agreement.
10.115(85)	Haven Technology Solutions Joint Development Agreement.
10.116(86)	Registrant’s Business Plan
10.117(87)	Forms of Convertible Note, Warrant, and Securities Purchase Agreement in 2014 Fall Offering
10.118(88)	Forms of Convertible Note, Warrant, and Securities Purchase Agreement in 2015 Spring Offering
10.119(89)	Forms of Convertible Note, Warrant, and Securities Purchase Agreement in 2015 Winter Offering
10.120(90)	Amendment to Greggory M. Bigger Employment Contract dated March 10, 2016.
10.121(91)	Temple Research Agreement dated March 19, 2012, as amended March 19, 2013.
10.122*	Jason Lane Employment Agreement effective April 1, 2017
10.123*	Michael McMullen Employment Agreement effective April 1, 2017
10.124*	Bigger Separation Agreement effective April 1, 2017
21	List of Subsidiaries
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.
(2)	Incorporated by reference from Registrant’s Form 10KSB for the fiscal year ended December 31, 2002.
(3)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.
(4)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.
(5)	Incorporated by reference from Registrant’s Form 10QSB for the quarter ended March 31, 2004.
(6)	Incorporated by reference from Appendix C of Registrant’s Schedule 14A filed on April 30, 2004, in connection with its Annual Meeting of Stockholders held on May 24, 2004.
(7)	Incorporated by reference from Registrant Form 8-K filed on July 12, 2004.
(8)	Incorporated by reference from registrant’s Form 10KSB for the fiscal year ended December 31, 2004.
(9)	Incorporated by reference from Registrant’s Form 10QSB for the quarter ended September 30, 2005
(10)	Incorporated by reference from Registrant’s Form 10KSB for the fiscal year ended December 31, 2005
(11)	Incorporated by reference from Registrant’s Form SB-2 filed on June 28, 2006 (SEC File No. 333- 333-135415)
(12)	Incorporated by reference from Registrant’s Form 8-K filed on September 21, 2006
(13)	Incorporated by reference from Registrant’s Form SB-2 filed on October 6, 2006 (SEC File No. 333-137855)
(14)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2006
(15)	Incorporated by reference from Registrant’s Form 10KSB for the fiscal year ended December 31, 2006
(16)	Incorporated by reference from Registrant’s Form 8-K filed on January 10, 2007
(17)	Incorporated by reference from Registrant’s Form 8-K filed on February 8, 2007
(18)	Incorporated by reference from Registrant’s Form 8-K filed on February 16, 2007
(19)	Incorporated by reference from Registrant’s Form 8-K filed on May 3, 2007
(20)	Incorporated by reference from Registrant’s Form 8-K filed on May 22 2007
(21)	Incorporated by reference from Registrant’s Form 8-K filed on June 8, 2007
(22)	Incorporated by reference from Registrant’s Form 8-K filed on June 15, 2007
(23)	Incorporated by reference from Registrant’s Form 8-K filed on July 2, 2007
(24)	Incorporated by reference from Registrant’s Form 8-K filed on July 18, 2007
(25)	Incorporated by reference from Registrant’s Form 8-K filed on August 30, 2007
(26)	Incorporated by reference from Registrant’s Form 8-K filed on October 9, 2007
(27)	Incorporated by reference from Registrant’s Form 8-K filed on October 23, 2007
(28)	Incorporated by reference from Registrant’s Form 8-K filed on November 9, 2007
(29)	Incorporated by reference form Registrant’s Form 10QSB for the nine months ended September 30, 2007
(30)	Incorporated by reference from Registrant’s Form 8-K filed on November 15, 2007
(31)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2007
(32)	Incorporated by reference from Registrant’s Form 8-K filed on December 20, 2007
(33)	Incorporated by reference from Registrant’s Form 8-K filed on February 25, 2010
(34)	Incorporated by reference from Registrant’s Form 8-K filed on March 11, 2010
(35)	Incorporated by reference from Registrant’s Form 8-K filed on March 27, 2010
(36)	Incorporated by reference from Registrant’s Form 8-K filed on September 3, 2010
(37)	Incorporated by reference from Registrant’s Form 8-K filed on November 6, 2010
(38)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2010
(39)	Incorporated by reference from Registrant’s Form 8-K filed on January 13, 2010
(40)	Incorporated by reference from Registrant’s Form 8-K filed on January 27, 2010
(41)	Incorporated by reference from Registrant’s Form 8-K filed on January 26, 2010
(42)	Incorporated by reference from Registrant’s form 10K for the twelve months ended December 31, 2010

(43)	Incorporated by reference from Registrant’s Form 8-K filed on March 12, 2010
(45)	Incorporated by reference from Registrant’s Form 8-K filed on September 30, 2010
(46)	Incorporated by reference from Registrant’s Form 8-K filed on November 24, 2010
(47)	Incorporated by reference from Registrant’s Form 8-K filed on December 7, 2010
(48)	Incorporated by reference from Registrant’s Form 8-K filed on February 3, 2010
(49)	Incorporated by reference from Registrant’s Form 8-K filed on March 22, 2010
(50)	Incorporated by reference from Registrant’s Form 8-K filed on April 8, 2010
(51)	Incorporated by reference from Registrant’s Form 8-K filed on April 13, 2010
(52)	Incorporated by reference from Registrant’s Form 8-K filed on May 7, 2010
(53)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2010
(54)	Incorporated by reference from Registrant’s Form 8-K filed on November 11, 2010
(55)	Incorporated by reference from Registrant’s Form 8-K filed on December 6, 2010
(56)	Incorporated by reference from Registrant’s Form 8-K filed on February 25, 2011
(57)	Incorporated by reference form Registrant’s Form 8-K filed on March 7, 2011
(58)	Incorporated by reference from Registrant’s Form 8-K filed on March 9, 2011
(59)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2011
(60)	Incorporated by reference from Registrant’s Form 8-K filed on June 9, 2011
(61)	Incorporated by reference from Registrant’s Form 8-K filed on August 10, 2011
(62)	Incorporated by reference from Registrant’s Form 8-K filed on October 21, 2011
(63)	Incorporated by reference from Registrant’s Form 8-K filed on October 25, 2011
(64)	Incorporated by reference from Registrant’s Form 8-K filed on December 14, 2011
(65)	Incorporated by reference from Registrant’s Form 8-K filed on December 27, 2011
(66)	Incorporated by reference from Registrant’s Form 8-K filed on January 4, 2012
(67)	Incorporated by reference from Registrant’s Form 8-K filed on January 23, 2012
(68)	Incorporated by reference from Registrant’s Form 8-K filed on January 23, 2012
(69)	Incorporated by reference from Registrant’s Form 8-K filed on January 23, 2012
(70)	Incorporated by reference from Registrant’s Form 8-K filed on February 8, 2012
(71)	Incorporated by reference from Registrant’s Form 8-K filed on March 16, 2012
(72)	Incorporated by reference from Registrant’s Form 8-K filed on March 20, 2012
(73)	Incorporated by reference from Registrant’s Form 10-K filed on March 30, 2012
(74)	Incorporated by reference from Registrant’s Form 10-K filed on March 30, 2012
(75)	Incorporated by reference from Registrant’s Form 10-K filed on March 22, 2013
(76)	Incorporated by reference from Registrant’s Form 8-K filed on August 1, 2013
(77)	Incorporated by reference from Registrant’s Form 8-K filed on July 8, 2013
(78)	Incorporated by reference from Registrant’s Form 8-K filed on December 20, 2013
(79)	Incorporated by reference from Registrant’s Form 10-K filed on March 17, 2014
(80)	Incorporated by reference from Registrant’s Form 10-K filed on March 17, 2014
(81)	Incorporated by reference from Registrant’s Form 8-K filed on July 21, 2014
(82)	Incorporated by reference from Registrant’s Form 8-K filed on July 21, 2014
(83)	Incorporated by reference from Registrant’s Form 8-K filed on July 21, 2014
(84)	Incorporated by reference from Registrant’s Form 10-Q filed on November 10, 2014
(85)	Incorporated by reference from Registrant’s Form 10-Q filed on November 10, 2014
(86)	Incorporated by reference from Registrant’s Form 8-K filed on December 1, 2015
(87)	Incorporated by reference from Registrant’s Form 10-K filed on March 15, 2016
(88)	Incorporated by reference from Registrant’s Form 10-K filed on March 15, 2016
(89)	Incorporated by reference from Registrant’s Form 10-K filed on March 15, 2016
(90)	Incorporated by reference from Registrant’s Form 10-K filed on March 15, 2016
(91)	Incorporated by reference from Registrant’s Form 10-K filed on March 15, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorize.

QS Energy, Inc.

Date: March 31, 2017	By:	/s/ Greggory Bigger
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

NAME	TITLE	DATE

/s/ Greggory Bigger	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2017
Greggory Bigger

/s/ Charles R. Blum	Director	March 31, 2017
Charles R. Blum

/s/ Donald Dickson	Director	March 31, 2017
Donald Dickson

/s/ Nathan Shelton	Director	March 31, 2017
Nathan Shelton

/s/ Mark Stubbs	Director	March 31, 2017
Mark Stubbs

/s/ Thomas Bundros	Director	March 31, 2017
Thomas Bundros

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

QS ENERGY, INC. AND SUBSIDIARIES

DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

QS Energy, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of QS Energy, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2016 and 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QS Energy, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring operating losses and negative operating cash flows since inception, has a stockholders’ deficit, and has financed its working capital requirements through the recurring sale of its debt and equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

March 31, 2017

QS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2016	2015
ASSETS
Current assets:
Cash	$136,000	$349,000
Prepaid expenses and other current assets	26,000	51,000
Total current assets	162,000	400,000
Property and equipment, net of accumulated depreciation of $32,000 and $60,000 at December 31, 2016 and 2015, respectively	17,000	22,000
Other assets	7,000	6,000
Total assets	$186,000	$428,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$805,000	$590,000
Accounts payable and accrued expenses	251,000	182,000
Accrued expenses -related parties	135,000	191,000
Deposit and other current liabilities	5,000	25,000
Convertible debentures, net of discounts of $92,000 and $101,000 at December 31, 2016 and 2015, respectively	348,000	222,000
Total current liabilities	1,544,000	1,210,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value: 300,000,000 shares authorized 199,045,026 and 183,831,577 shares issued and outstanding at December 31, 2016 and 2015, respectively	199,045	183,832
Additional paid-in capital	103,716,955	100,308,168
Accumulated deficit	(105,274,000)	(101,274,000)
Total stockholders’ deficit	(1,358,000)	(782,000)
Total liabilities and stockholders’ deficit	$186,000	$428,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended
	December 31
	2016	2015
Revenues	$–	$–

Operating expenses	2,103,000	2,915,000
Research and development expenses	279,000	578,000
Loss before other income (expense)	(2,382,000)	(3,493,000)

Other income	2,000	11,000
Interest and financing expense	(1,617,000)	(747,000)
Loss on disposition of equipment	(3,000)	–
Net Loss	$(4,000,000)	$(4,229,000)
Net loss per common share, basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	192,831,810	182,267,719

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2015	181,028,244	$181,028	$98,231,972	$(97,045,000)	$1,368,000
Common stock issued upon exercise of warrants	200,000	200	49,800	–	50,000
Common stock issued upon conversion of notes payable	2,603,333	2,604	666,396	–	669,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	631,000	–	631,000
Fair value of options and warrants issued as compensation	–	–	729,000	–	729,000
Net loss	–	–	–	(4,229,000)	(4,229,000)
Balance, December 31, 2015	183,831,577	183,832	100,308,168	(101,274,000)	(782,000)
Common stock issued upon conversion of notes payable	14,913,449	14,913	1,476,087	–	1,491,000
Common stock issued for services	300,000	300	47,700	–	48,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	1,443,000	–	1,443,000
Fair value of options and warrants issued as compensation	–	–	442,000	–	442,000
Net loss	–	–	–	(4,000,000)	(4,000,000)
Balance, December 31, 2016	199,045,026	$199,045	$103,716,955	$(105,274,000)	$(1,358,000)

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended
	December 31
	2016	2015
Cash flows from Operating Activities
Net loss	$(4,000,000)	$(4,229,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options and warrants issued as compensation	442,000	729,000
Common stock issued for services	48,000	–
Amortization of debt discounts	1,596,000	702,000
Interest expense added to notes payable	21,000	21,000
Loss on disposition of equipment	3,000	–
Depreciation and amortization	7,000	12,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	24,000	21,000
Accounts payable – license agreements	215,000	185,000
Accounts payable and accrued expenses	69,000	32,000
Accrued expenses – related parties	(56,000)	(69,000)
Deposit and other current liabilities	5,000	–
Net cash used in operating activities	(1,626,000)	(2,596,000)
Cash flows from investing activities
Purchase of equipment	(5,000)	(13,000)
Net cash used in investing activities	(5,000)	(13,000)
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	1,418,000	660,000
Net proceeds from exercise of warrants and options	–	50,000
Net cash provided by financing activities	1,418,000	710,000
Net decrease in cash	(213,000)	(1,899,000)
Cash, beginning of period	349,000	2,248,000
Cash, end of period	$136,000	$349,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$1,491,000	$669,000
Deposit converted to note payable	$25,000	–
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	$1,443,000	$631,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

1.	Description of Business

Description of Business

QS Energy, Inc. (“QS Energy”, “Company”) was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter Bulletin Board. More information including the Company’s fact sheet, logos and media articles are available at our corporate website, www.qsenergy.com.

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

The Company also began commercial development of a suite of products based around the Joule Heat technology. The Company began fabrication of prototype equipment to be operated under a joint development agreement with a commercial entity in the fourth quarter of 2014. The Company’s first Joule Heat prototype was installed for testing purposes at the Newfield facility in June 2015 and the system is operational; however, changes to the prototype configuration will be required to determine commercial effectiveness of this unit. In addition, the Company filed two additional provisional patents related to the technology’s method and apparatus. In December 2015, we temporarily suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT Midstream. We currently plan to resume Joule Heat development in 2017 depending on the availability of sufficient capital and other resources.

2.	Summary of Significant Accounting Policies

Consolidation Policy

The accompanying consolidated financial statements of QS Energy Inc. include the accounts of QS Energy Inc. (the Parent) and its wholly owned subsidiaries, QS Energy Pool, Inc. and STWA Asia Pte. Limited. Intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the twelve-months ended December 31, 2016, the Company incurred a net loss of $4,000,000, used cash in operations of $1,626,000 and had a stockholders’ deficit of $1,358,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2016, the Company had cash on hand in the amount of $136,000. Management estimates that the current funds on hand will be sufficient to continue operations through April 2017. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation, payment of license and other fees to Temple University, salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2017 and beyond.

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results. Based upon management’s annual review, no impairments were recorded for the years ended December 31, 2016, and 2015.

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

For the years ended December 31, 2016 and 2015, the dilutive impact of outstanding stock options of 23,474,256 shares and 21,535,148 shares; outstanding warrants of 11,446,892 shares and 4,411,667 shares; and notes convertible into 2,540,211 and 509,667 shares of our common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to assumptions used in impairment analysis for fixed assets, valuing accruals and equity instruments. Actual results could differ from those estimates.

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

For the years ended December 31, 2016 and 2015 research and development costs were $279,000 and $578,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the years ended December 31, 2016 and 2015, patent costs were $64,000 and $53,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

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

3.	Accrued Expenses – Related Parties

Accrued Expenses – Related Parties consists of unpaid salaries and corresponding payroll taxes of officer’s salaries, unused vacation of officers and unpaid board and committee fees to members of the Company’s Board of Directors. As of December 31, 2016 and 2015, total accrued expenses – related parties amounted to $135,000 and $191,000, respectively. Included in these accruals are the unpaid salaries to a former President and current member of the Company’s Board of Directors of $15,000 and $75,000, respectively. The Company agreed to a monthly payment of $5,000 to the current Board member until his unpaid salary is fully settled.

4.	Property and Equipment

At December 31, 2016 and 2015, property and equipment consists of the following:

	December 31,
	2016	2015

Office equipment	$28,000	$65,000
Furniture and fixtures	3,000	4,000
Testing equipment	18,000	13,000
Subtotal	49,000	82,000
Less accumulated depreciation	(32,000)	(60,000)
Total	$17,000	$22,000

During the year ended December 31, 2016, the Company disposed of certain property and equipment with aggregate costs of $38,000 and accumulated depreciation of $35,000 which resulted in a loss of $3,000. Depreciation expense for the years ended December 31, 2016 and 2015 was $7,000 and $12,000, respectively.

5.	Convertible Notes and Warrants

	December 31,
	2016	2015

Convertible note	$417,000	$321,000
Interest	23,000	2,000
Subtotal	440,000	323,000
Convertible note discount	(92,000)	(101,000)
Total	$348,000	$222,000

At January 1, 2015, total outstanding notes payable on convertible notes issued in 2014 amounted to $245,000 and unamortized note discount was $106,000.

During the year ended December 31, 2015, the Company issued convertible promissory notes in the aggregate of $726,000 for cash proceeds of $660,000 or a discount of $66,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued at 10% less than their face value, are unsecured, mature in twelve months from issuance and convertible at $0.30 and $0.10 per share. In addition, the Company also granted these note holders warrants to purchase 1,796,667 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.30 and $0.10 per share and expired one year from the date of issuance. As a result, the Company recorded total note discount of $697,000 to account for the relative fair value of the warrants, the notes’ BCF and OID. The note discounts were amortized over the life of the notes or were amortized in full upon the conversion of the corresponding notes to common stock. During 2015, a total of $669,000 of notes payable were converted into 2.6 million shares of common stock and amortized note discount of $702,000 was recorded as interest expense. As of December 31, 2015, total outstanding notes payable amounted to $321,000 and unamortized note discount of $101,000. Three notes in the aggregate of $211,000 matured without conversion as of December 31, 2015. As a result, the Company increased the principal amount of each note by 10% under terms of the notes in the aggregate amount of $19,000 and accrued interest of $2,000. As of December 31, 2015, interest accrued for these notes amounted to $2,000 which was reported as part of convertible debentures in the accompanying consolidated balance sheet.

During the year ended December 31, 2016, the Company issued similar convertible promissory notes in the aggregate of $1,587,000 for cash proceeds of $1,418,000 and conversion of a deposit received from an investor in 2015 amounting to $25,000 and a discount of $144,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued 10% less than its face value, are unsecured, mature in twelve months from issuance and convertible at $0.10 per share. In addition, the Company also granted these note holders warrants to purchase 7.9 million shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.10 per share and expire one year from the date of issuance. As a result, the Company recorded a note discount of $1,587,000 to account for the relative fair value of the warrants, the notes’ BCF and OID. The note discounts are amortized over the life of the notes or were amortized in full upon the conversion of the corresponding notes to common stock. During 2016, a total of $1,491,000 of notes payable were converted into 14.9 million shares of common stock and amortized note discount of $1,596,000 was recorded as interest expense. As of December 31, 2016, total outstanding notes payable amounted to $417,000 and unamortized note discount of $92,000. During the year ended December 31, 2016, the Company accrued interest of $21,000. As of December 31, 2016, total accrued interest amounted to $23,000 which was reported as part of convertible debentures in the accompanying consolidated balance sheet. The Company is currently in negotiations with the noteholders to settle the matured notes payable.

6.	Research and Development

The Company constructs, develops and tests the AOT and Joule Heat technologies with internal resources and through the assistance of various third party entities. Costs incurred and expensed include fees such as license fees, U.S. Department of Energy testing fees, purchase of test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment, payroll and other related equipment and various logistical expenses for the purposes of evaluating and testing the Company’s AOT prototypes.

For the years ended December 31, 2016 and 2015, our research and development expenses were $279,000 and $578,000, respectively.

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

Total expenses incurred during the year ended December 31, 2015, AOT and Joule Heat product development and testing amounted to $216,000 and has been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations. There were no such costs in 2016.

AOT Prototypes

During the years ended December 31, 2016 and 2015, the Company incurred total expenses of $64,500 and $109,500, respectively, in the manufacture and delivery of the AOT prototype equipment under lease agreements. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

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

Total expenses recognized during each year ended December 31, 2016 and 2015 pursuant to these two agreements amounted to $187,500 each year and have been reflected in Research and Development expenses on the accompanying consolidated statements of operations. In addition, the Company also recognized penalty interest of $78,000 due to past due balance in the year ended December 31, 2016.

As of December 31, 2016 and 2015, total unpaid fees due to Temple pursuant to these agreements amounted to $726,000 and $461,000, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets. As of December 31, 2016, payment of $203,000 of the $726,000 payable has been deferred under terms of the license agreements and the remaining $523,000 is deemed past due. The Company is currently in negotiations with Temple to settle this amount due.

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

During the year ended December 31, 2015, the Company recognized a total expense of $65,000 pursuant to this agreement and such costs have been reflected in Research and Development expenses on the accompanying consolidated statements of operations. This agreement expired effective August 31, 2015, as such, no expense was incurred under this agreement in the year ended December 31, 2016. During the year ended December 31, 2016, Temple University provided a final invoice in the amount of $79,000 reconciling amounts invoiced against services provided under the Research Agreement. The Company recognized a credit against the amount due under the Research Agreement in the amount of $50,000, reducing the current payable from $129,000 to $79,000.

As of December 31, 2016 and 2015, total unpaid fees due to Temple pursuant to this agreement amounted to $79,000 and $129,000, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets. As of December 31, 2016, the entire $79,000 is deemed past due. The Company is currently in negotiations with Temple to settle this amount due.

7.	Common Stock Transactions

Year Ending December 31, 2016

During the year ended December 31, 2016, the Company issued an aggregate of 15,213,449 shares of its common stock as follows:

•	The Company issued 14,913,449 shares of its common stock upon the conversion of $1,491,000 in convertible notes pursuant to the convertible notes conversion price of $0.10 per share.

•	The Company also issued 300,000 shares of common stock to consultants for services rendered with a fair value of $48,000 which is included as part of Operating Expenses in the accompanying consolidated statements of operations. The shares were valued at the trading price at the date of issuance.

Year Ending December 31, 2015

During the year ended December 31, 2015, the Company issued an aggregate of 2,803,333 shares of its common stock as follows:

•	The Company issued 2,603,333 shares of its common stock upon the conversion of $669,000 in convertible notes pursuant to the convertible notes conversion price ranging from $0.10 to $0.48 per share.

•	The Company issued 200,000 shares of its common stock upon exercise of warrants at price of $0.25 per share for total cash proceeds of at $50,000.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options and warrants vest and expire according to terms established at the grant date.

Options

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and Non-employee options outstanding at December 31, 2016 was 5.2 years. Stock option activity for the period January 1, 2015 to December 31, 2016, was as follows:

	Weighted Avg. Options	Weighted Avg. Exercise Price
Options, January 1, 2015	21,052,030	$0.20
Options granted	838,552	0.46
Options exercised	–	–
Options forfeited	(355,434)	0.72
Options, December 31, 2015	21,535,148	$0.30
Options granted	2,250,527	0.19
Options exercised	–	–
Options forfeited	(311,419)	0.75
Options, December 31, 2016	23,474,256	$0.28

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of December 31, 2016 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.18 - $ 0.99	23,323,810	4.8	$0.27	22,783,810	$0.28
$ 1.00 - $ 1.99	150,446	6.6	$1.18	150,446	$1.18
	23,474,256		$0.28	20,671,512	$0.28

As of December 31, 2016 the market price of the Company’s stock was $0.05 per share.  At December 31, 2016 the aggregate intrinsic value of the options outstanding was $0. Future unamortized compensation expense on the unvested outstanding options at December 31, 2016 is approximately $41,000.

Year Ending December 31, 2016

•	From January through May 2016, the Company issued options to purchase a total of 2,250,527 shares of common stock to employees, officers and members of the Board of Directors with a fair value of $357,000 using the Black-Scholes Option Pricing model. The options are exercisable from $0.18 up to $0.19 per share, vesting within one or two years and expiring in ten years from the date of grant. During the year ended December 31, 2016, the Company recognized compensation costs of $316,000 based on options that vested.

•	During the year ended December 31, 2016, the Company amortized $34,000 of compensation cost based on the vesting of the options granted to employees and directors in prior years.

Year Ending December 31, 2015

•	From January through July 2015, the Company issued options to purchase a total of 838,552 shares of common stock to employees, officers and members of the Board of Directors with a fair value of $324,000 using the Black-Scholes Option Pricing model. The options are exercisable from $0.65 up to $0.99 per share, vesting within one year and expiring in ten years from the date of grant. During the year ended December 31, 2015, the Company recognized compensation costs of $324,000 based on the options that vested.

•	During the year ended December 31, 2015, the Company amortized $366,000 of compensation cost based on the vesting of the options granted to employees and directors in prior years.

Black-Scholes Option Pricing

The Company used the following average assumptions in its calculation using the Black-Scholes Option Pricing model:

	Years Ended
	2016	2015
Expected life (years)	5.5	5.0 – 5.5
Risk free interest rate	1.23 – 1.72%	1.56 – 1.72%
Volatility	119 – 121%	106 – 121%
Expected dividend yield	0%	0%

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) the contractual life of the underlying non-employee options is the expected life. The expected life of the employee option is estimated by considering the contractual term of the option, the vesting period of the option, the employees’ expected exercise behavior and the post-vesting employee turnover rate. (2) The expected stock price volatility was based upon the Company’s historical stock price over the expected term of the option. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options. (4) The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants.

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2015	5,692,087	$0.36
Warrants granted	1,796,667	0.20
Warrants exercised	(200,000)	0.25
Warrants cancelled	(2,877,087)	0.36
Warrants outstanding, December 31, 2015	4,411,667	$0.31
Warrants granted	8,735,225	0.11
Warrants exercised	–	–
Warrants cancelled	(1,700,000)	0.30
Warrants outstanding, December 31, 2016	11,446,892	$0.15

At December 31, 2016 the price of the Company’s common stock was $0.05 per share and the aggregate intrinsic value of the warrants outstanding was $0. Future unamortized compensation expense on the unvested outstanding warrants at December 31, 2016 is approximately $3,000.

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.10 - $ 0.99	11,446,892	1.1	$0.15	11,346,892	$0.15
$ 1.00 - $ 1.99	–	–	$–	–	$-
	11,446,892		$0.15	11,346,892	$0.15

Year Ending December 31, 2016

•	In January through August 2016, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 7,935,225 shares of common stock with an exercise price of $0.10 per share, vesting immediately upon grant and expiring one year from the date of grant. See Note 5 for further discussion.

•	In February through July 2016 the Company granted warrants to purchase 800,000 shares of common stock to consultants. The options are exercisable starting at $0.12 per share to $0.18 per share, 600,000 shares vested immediately and 200,000 shares over vest two years, and expire in one to three years from the date granted. The fair value of these warrants was computed using the Black-Scholes Option Pricing model with the following assumptions: life of 1 year through 10 years; average stock price of $0.16 per share, average risk free interest rate of 0.82%; average volatility of 110% and dividend yield of 0%. During the year ended December 31, 2016, the Company recognized an expense of $59,000 based on the fair value of warrants that vested.

•	In May 2016, the Company amended the terms of a warrant issued in 2015, extending the expiration date of the warrant by twelve months with no changes to the other terms of the original grant. As a result, the Company recorded the incremental change in the fair value of this warrant before and after the date of the amendment of $32,000, computed using the Black-Scholes Option Pricing model with the following assumptions: life of 1 year; stock price of $0.17 per share, average risk free interest rate of 0.81%; average volatility of 97% and dividend yield of 0%. During the year ended December 31, 2016, the Company recognized an expense of $32,000 based on the fair value of the warrant as amended.

•	During the year ended December 31, 2015, the Company amortized $1,000 of compensation cost based on the vesting of the warrants granted to employees, directors and consultants in prior years.

Year Ending December 31, 2015

•	In January 2015, warrants to acquire 200,000 shares of common stock were exercised resulting in gross proceeds of $50,000.

•	In May through December 2015, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 1,796,667 shares with exercise prices of $0.30 per share and $0.10 per share, vesting immediately upon grant and expiring one year from the date of grant. See Note 5 for further discussion.

•	During the year ended December 31, 2015, the Company amortized $39,000 of compensation cost based on the vesting of the warrants granted to employees, directors and consultants in prior years.

9.	Commitments and Contingencies

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Except for income tax contingencies, we record accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Leases

On August 1, 2013, the Company entered into a non-cancellable lease at a Santa Barbara Facility with a 5-year term, expiring July 31, 2018 at a monthly rent of $6,000 as amended in February 2014. Effective May 1, 2016, the Company vacated the Santa Barbara Facility and subleased the space through the term of the master lease, terminating July 31, 2018 at $4,500 per month. The Company subsequently terminated both the master lease and sublease effective March 1, 2017 and as a result, the Company accrued $6,000 to account for the termination fees in the Santa Barbara Facility lease agreement which is reflected in as part of Accounts Payable and accrued expense on the accompanying consolidated balance sheet.

Effective June 1, 2016, the Company relocated its Santa Barbara office to an office space located at 5266 Hollister Avenue, Suite 219, Santa Barbara, CA 93111, under a twelve-month lease at a lease rate of $751 per month.

Total rent expense during the years ended December 31, 2016 and 2015, was $45,000 and $70,000, respectively which are included as part of Operating Expenses in the attached consolidated statements of operations.

Contractual Commitments

The Company’s contractual commitments for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

Year ending December 31,	Office Lease (1)	License Agreements (2)	Compensation Agreements (3)	Total Obligations
2017	$4,000	$187,500	$536,300	$727,800
2018	–	187,500	598,400	785,900
2019	–	187,500	149,600	373,100
2020	–	187,500	–	187,500
2021	–	187,500	–	187,500
Total	$4,000	$937,500	$1,284,300	$2,225,800

___________________

(1)	Consists of rent for the Company’s Santa Barbara Hollister office expiring on May 31, 2017.
(2)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party.
(3)

Consists of base salary and certain contractually-provided benefits, to i) an executive officer, pursuant to an employment agreement at a base annual salary of $290,000 through March 31, 2017 and severance in the amount of $580,000 that will be paid through March 31, 2019 pursuant to a separation agreement effective April 1, 2017; ii) an executive officer, pursuant to a two-year employment agreement effective April 1, 2017 at a base annual salary of $150,000 per year under a two-year contract effective April 1, 2017; iii) an executive officer, pursuant to an employment agreement at a base annual salary of $158,400 per year; and iv) and a severance agreement of a former officer in the amount of $15,000.

10.	Income Taxes

The Company did not provide any Federal and State income tax for the years ended December 31, 2016 and 2015 due to the Company’s net losses, other than $800 for the minimum state tax provision which was reported as part of operating expense in the accompanying statements of operations. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2016	2015
Computed tax provision (benefit) at federal statutory rate (34%)	$(593,000)	$(1,065,000)
State income taxes, net of federal benefit (8.84%)	(154,000)	(277,000)
Valuation allowance	747,800	1,342,800
Income tax provision	$800	$800

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31,
	2016	2015
Net operating loss carry forwards	$21,552,000	$21,000,000
Stock based compensation	(181,000)	(299,000)
Non-cash interest and financing expenses	(663,000)	(306,000)
Other temporary differences	(81,000)	(151,000)
Valuation allowance	(20,627,000)	(20,233,000)
Total deferred taxes net of valuation allowance	$–	$–

As of December 31, 2016, the Company had net operating losses available for carry forward for state and federal tax purposes of approximately $54 million expiring through 2036. These carry forward benefits will be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

As of December 31, 2016, the Company recorded a valuation allowance of $20,627,000 for its deferred tax assets since the Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2016 and 2015, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2016, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2016 and 2015.

11.	Subsequent Events

Grant of Stock Options

The Company granted members of the Board of Directors stock options to purchase a total of 6,500,000 shares of common stock. The stock options vest over one year, exercisable at $0.05 and will expire in 10 years. Total fair value of the stock options amounted to $325,000 which will be expensed over its vesting period.

Agreements

The Company executed employment agreements effective April 1, 2017 with two officers of the Company. The agreements are for a period of two years and will require payment of salary in the aggregate of $308,000 per year. In addition, the Company also granted these two officers stock options to purchase a total of 3,250,000 shares of common stock. The stock options vest over a two-year period, exercisable at a price range of $0.07 through $0.40 per share and will expire in 10 years. Total fair value of the stock options amounted to $165,000 which will be expensed over its vesting period.

The Company executed a separation agreement and release effective April 1, 2017 with the Company’s Chief Executive Officer (CEO). As part of the agreement, the Company agreed to pay the CEO a total of $613,000 in equal installment basis over 24 months. In addition, the Company also immediately vested the stock option granted to him in January 2017 to purchase 1,000,000 shares of common stock at $0.05 per share. As a result of the modification, the Company will record stock compensation expense of $70,000 to account the fair value of the modified options.

A member of the Company’s Board of Directors resigned effective April 1, 2017. In lieu of cash for Committee fees payable to the Director, the Company immediately vested the stock option granted to him in January 2017 to purchase 1,500,000 shares of common stock at $0.05 per share. As a result of the modification, the Company will record stock compensation expense of $105,000 to account the fair value of the modified options.

Issuance of Convertible Notes

From January 1, 2017 up to March 31, 2017, the Company issued convertible notes in aggregate of $248,600 in exchange for cash of $226,000. The notes are unsecured, convertible into 4,972,000 shares in common stock of the Company at a conversion price of $0.05 per share and mature in one year. In connection with these notes, the Company also issued warrants to purchase 2,486,000 shares of common stock of the Company at an exercise price of $0.05 per share and expiring one year from the date of issuance. As a result, the Company will record a note discount of $248,600 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature and original issue discount which will be amortized as interest expense over the life of the notes.

Conversion of Convertible Notes

From January 1, 2017 up to March 22 2017, Company issued 1,181,400 shares of common stock upon conversion of previously issued convertible notes in aggregate value of $59,000.

AOT Testing Agreement

In November 2016, the Company executed an agreement with Cenovus FCCL Limited (“Cenovus”), a Canadian company, for the field testing of the Company’s AOT equipment at a fixed cost of $50,000. As the part of the agreement, Cenovus will pay the Company $25,000 in January 2017. The balance of $25,000 will be due upon completion of the test analysis and final report. The field testing was performed in January 2017. Final analysis and test report is scheduled to be completed in April 2017. Upon completion of the field testing and collection of the amount due, the Company will recognize the $50,000 as revenue.

EXHIBITS

Exhibit No.	Description

10.122	Jason Lane Employment Agreement effective April 1, 2017

10.123	Michael McMullen Employment Agreement effective April 1, 2017

10.124	Bigger Separation Agreement effective April 1, 2017

31.1	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

31.2	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document