Form 10-Q
period 2017-03-31
QS Energy, Inc.
filed 2017-05-15
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-29185

QS ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	52-2088326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23902 FM 2978

Tomball, TX 77375

(Address, including zip code, of principal executive offices)

(805)-845-3561

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value.

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 12, 2017 was 204,849,966.

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheet

	March 31,
	2017	December 31,
	(unaudited)	2016
ASSETS
Current assets:
Cash	$147,000	$136,000
Prepaid expenses and other current assets	37,000	26,000
Total current assets	184,000	162,000
Property and equipment, net of accumulated depreciation of $34,000 and $32,000 at March 31, 2017 and December 31, 2016, respectively	34,000	17,000
Other assets	1,000	7,000
Total assets	$219,000	$186,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$871,000	$805,000
Accounts payable and accrued expenses	392,000	251,000
Accrued expenses and accounts payable-related parties	797,000	135,000
Deposit and other current liabilities	25,000	5,000
Convertible debentures, net of discounts of $135,000 and $92,000 at March 31, 2017 and December 31, 2016, respectively	420,000	348,000
Total current liabilities	2,505,000	1,544,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value: 300,000,000 shares authorized, 201,436,426 and 199,045,026 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	201,436	199,045
Additional paid-in capital	104,270,564	103,716,955
Accumulated deficit	(106,758,000)	(105,274,000)
Total stockholders’ deficit	(2,286,000)	(1,358,000)
Total liabilities and stockholders’ deficit	$219,000	$186,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Operations, Unaudited

	Three months ended
	March 31,
	2017	2016

Revenues	$50,000	$–

Costs and Expenses
Operating expenses	1,258,000	635,000
Research and development expenses	64,000	75,000
Loss before other income (expense)	(1,272,000)	(710,000)

Other income (expense)
Interest and financing expense	(212,000)	(494,000)
Loss on disposition of equipment	–	(3,000)

Net Loss	(1,484,000)	(1,207,000)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	199,260,966	185,222,083

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the Three months Ended MARCH 31, 2017

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2017	199,045,026	$199,045	$103,716,955	$(105,274,000)	$(1,358,000)
Common stock issued on conversion of notes payable	2,391,400	2,391	117,609	–	120,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	201,000	–	201,000
Fair value of options and warrants issued as compensation	–	–	235,000	–	235,000
Net loss	–	–	–	(1,484,000)	(1,484,000)
Balance, March 31, 2017	201,436,426	$201,436	$104,270,564	$(106,758,000)	$(2,286,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Three months ended
	March 31
	2017	2016
Cash flows from Operating Activities
Net loss	$(1,484,000)	$(1,207,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	235,000	127,000
Issuance of common stock for services	–	16,000
Amortization of debt discount and accrued interest	192,000	493,000
Loss on disposition of assets	–	3,000
Depreciation and amortization	2,000	3,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,000)	(4,000)
Accounts payable and accrued expenses	141,000	20,000
Accounts payable – license agreements	66,000	47,000
Accounts payable and accrued expenses – related parties	662,000	(16,000)
Deposits and other current liabilities	20,000	–
Net cash used in operating activities	(171,000)	(518,000)
Cash flows from investing activities
Purchase of equipment	(19,000)	–
Net cash used in investing activities	(19,000)	–
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	201,000	762,000
Net cash provided by financing activities	201,000	762,000
Net increase in cash	11,000	244,000
Cash, beginning of period	136,000	349,000
Cash, end of period	$147,000	$593,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$120,000	$479,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	201,000	762,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

1.	Description of Business

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2017, the Company incurred a net loss of $1,484,000, used cash in operations of $171,000 and had a stockholders’ deficit of $2,286,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2016 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At March 31, 2017, the Company had cash on hand in the amount of $147,000. Management estimates that the current funds on hand will be sufficient to continue operations through September 2017. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2017 and beyond.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At March 31, 2017 and 2016, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	March 31, 2017	March 31, 2016
Options	29,974,256	23,184,256
Warrants	9,064,317	8,885,242
Common stock issuable upon conversion of notes payable	4,527,233	3,370,400
Total	43,565,806	35,439,898

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

In the fourth quarter 2016, the Company entered a contract to provide onsite testing services to a Canadian oil producer and pipeline operator over a one-week period in early 2017 at a fixed price of $50,000. The testing service was performed in January 2017 and was completed in March 2017.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use are also expensed. Furthermore, costs incurred in the construction of prototypes with no certainty of any alternative future use and established commercial uses are also expensed.

For the three-month periods ended March 31, 2017 and 2017 research and development costs were $64,000 and $75,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the three-month periods ended March 31, 2017 and 2016, patent costs were $16,000 and $13,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

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

3.	Accrued Expenses and Accounts Payable – Related Parties

Accrued expense – related parties consists accrued salaries of officers and fees due to members of the Board of Directors.

On April 1, 2017, the Company executed a separation agreement and release effective with the Company’s Chief Executive Officer (CEO). As part of the agreement, the Company agreed to pay the CEO $580,000 in severance, payable in equal installment over 24 months. In addition, the Company also agreed to pay the CEO’s medical insurance for 24 months and provide use of a cell phone for 12 months with an estimated cost of $44,000. As a result, the Company accrued the entire $624,000 as of March 31, 2017 which was also reported as part of Operating Expenses in the accompanying consolidated statements of operations.

As of March 31, 2017 and December 31, 2016, accrued expenses and accounts payable to related parties amounted to $797,000 and $135,000, respectively.

4.	Property and Equipment

At March 31, 2017 and December 31, 2016, property and equipment consists of the following:

	March 31, 2017 (unaudited)	December 31, 2016

Office equipment	$28,000	$28,000
Furniture and fixtures	3,000	3,000
Testing Equipment	37,000	18,000
Subtotal	68,000	49,000
Less accumulated depreciation	(34,000)	(32,000)
Total	$34,000	$17,000

Depreciation expense for the three-month periods ended March 31, 2017 and 2016 was $2,000 and $3,000, respectively. During the period ended March 31, 2016, the Company disposed of certain property and equipment with aggregate costs of $38,000 and accumulated depreciation of $35,000 which resulted in a loss of $3,000.

5.	Convertible Notes

	March 31, 2017 (unaudited)	December 31 2016
Balance due on convertible notes	$527,000	$417,000
Accrued interest	28,000	23,000
Subtotal	555,000	440,000
Unamortized note discounts	(135,000)	(92,000)
Balance on convertible notes, net of note discounts	$420,000	$348,000

As in the prior years, the Company continues to issue convertible notes in exchange for cash. The notes typically do not bear any interest, however, there is an implied interest rate of 10% since the notes are typically issued at 10% less than its face value. The notes are unsecured, and usually mature twelve months from issuance.

The notes are convertible at the option of the note holder into the Company’s common stock at a conversion price stipulated in the conversion agreement. In addition, the note holders received warrants to purchase shares of common stock that are fully vested and will expire in one year from the date of issuance.

As a result, the Company records a note discount to account for the relative fair value of the warrants, the notes’ beneficial conversion feature or BCF, and original issue discount of 10% (OID). The note discounts are amortized over the term of the notes or amortized in full upon its conversion to common stock. At December 31, 2016, total outstanding notes payable amounted to $417,000, accrued penalty interest of $23,000 and unamortized note discount of $92,000, or a net balance of $348,000.

During 2017, the Company issued similar convertible promissory notes in the aggregate of $222,000 for cash of $201,000 or a discount of $21,000. The notes do not bear any interest, however, the implied interest rate used was 10% since the notes were issued 10% less than its face value. The notes are unsecured, mature in twelve months from issuance and convertible at $0.05 per share. In addition, the Company also granted these note holders warrants to purchase approximately 2.2 million shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.05 per share and will expire in one year. As a result, the Company recorded a note discount of $222,000 to account for the relative fair value of the warrants, the notes’ BCF, and OID. The note discounts are being amortized over the term of the note or amortized in full upon the conversion to common stock.

Two notes, with a total amount of $85,000 matured in March 2017 and became past due. As a result, pursuant to the terms of the note, the Company accrued a penalty interest equal to 10% of the principal or $8,000 which was recorded as an addition to the note principal. During the period ended March 31, 2017, a total of $120,000 notes payable was converted to 2,391,400 shares of common stock. In addition, the note discount of $179,000 was amortized to interest expense, and interest of $5,000 was accrued.

As of March 31, 2017, total outstanding notes payable amounted to $527,000, accrued interest of $28,000 and unamortized note discount of $135,000 for a net balance of $420,000. A total of five notes in the aggregate of $304,000 have reached maturity and are past due. The Company is currently in negotiations with the noteholders to settle the matured notes payable.

6.	Research and Development

The Company constructs, develops and tests the AOT and Joule Heat technologies with internal resources and through the assistance of various third party entities. Costs incurred and expensed include fees such as license fees, purchase of test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment, payroll and other related equipment and various logistical expenses for the purposes of evaluating and testing the Company’s AOT prototypes.

For the three-month periods ended March 31, 2017 and 2016, our research and development expenses were $64,000 and $75,000 respectively.

AOT Product Development and Testing

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

During the three-month periods ended March 31, 2017 and 2016, the Company incurred total expenses of $17,000 and $28,000, respectively, in the manufacture, delivery and testing of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

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

Total expenses recognized during each three-month period ended March 31, 2017 and 2016 pursuant to these two agreements amounted to $47,000 and has been reflected in Research and Development expenses on the accompanying consolidated statements of operations. In addition, the Company also recognized penalty interest of $20,000 due to past due balance in the three months ended March 31, 2017 which is included as part of interest and financing expense in the accompanying statements of operations.

As of March 31, 2017 and December 31, 2016, total unpaid fees due to Temple pursuant to these agreements amounted to $793,000 and $726,000, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets. As of March 31, 2017, $212,000 of the $793,000 payable has been deferred until the licensing agreements are terminated and $581,000 is deemed past due. The Company is currently in negotiations with Temple to settle this amount.

There were no revenues generated from these two licenses during the three-month periods ended March 31, 2017 and 2016.

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

As of March 31, 2017 and December 31, 2016, total unpaid fees due to Temple pursuant to this agreement amounted to $78,000, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets. As of March 31, 2017, the entire $78,000 is deemed past due. The Company is currently in negotiations with Temple to settle this amount.

7.	Common Stock

During the three months ended March 31, 2017, the Company issued 2,391,400 shares of its common stock upon the conversion of $120,000 in convertible notes at $0.05 per share.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Options vest and expire according to terms established at the grant date.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at March 31, 2017 was 5.7 years. Stock option activity for the period January 1, 2017 up to March 31, 2017, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2017	23,474,256	$0.29
Granted	6,500,000	0.20
Exercised	–	–
Forfeited	–	–
March 31, 2017	29,974,256	$0.23

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of March 31, 2017 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.99	29,823,810	5.4	$0.23	26,283,810	$0.25
$ 1.00 - $ 1.99	150,446	7.3	$1.18	150,446	$1.18
	29,974,256	5.4	$0.23	26,434,256	$0.25

During the three-month period ending March 31, 2017 the Company granted options to purchase 6,500,000 shares of common stock to members of the Company’s Board of Directors. The options are exercisable at $0.05 per share, vest monthly over a twelve-month period, and expire ten years from the date granted. Total fair value of these options at grant date was $325,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 1.94%; volatility of 123% and dividend yield of 0%.

In March 2017, as a result of the resignation of the Company’s CEO and a member of the Board of Directors, the Company agreed to modify the vesting term of 2.5 million options granted to them in January 2017 and fully vested those options resulting in an incremental charge of $126,000. There were no other changes in the remaining terms of the original grant.

During the three-month periods ended March 31, 2017 and 2016, the Company recognized compensation costs based on the fair value of options that vested of $231,000 and $100,000 respectively.

At March 31, 2017, the Company’s closing stock price was $0.07 per share. The aggregate intrinsic value of the options outstanding at March 31, 2017 was $130,000. Future unamortized compensation expense on the unvested outstanding options at March 31, 2017 is $182,000 to be recognized through December 2017.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2017 up to March 31, 2017.

	Warrants	Weighted Avg. Exercise Price
January 1, 2017	11,446,892	$0.15
Granted	2,211,000	0.05
Exercised	–	–
Cancelled	(4,593,575)	0.11
March 31, 2017	9,064,317	$0.15

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of March 31, 2017 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.99	9,064,317	1.6	$0.15	8,964,317	$0.15
$ 1.00 - $ 1.99	–	–	–	–	–
	9,064,317	1.6	$0.15	8,964,317	$0.15

In the three-month period ending March 31, 2017, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 2,211,000 shares of common stock with an exercise price of $0.05 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 5).

During the three periods ended March 31, 2017 and 2016, the Company recognized compensation costs of $4,000 and $27,000, respectively, based on the fair value of warrants granted in prior years for services and vested during the period.

At March 31, 2017, the aggregate intrinsic value of the warrants outstanding was $44,000. Future unamortized compensation expense on the unvested outstanding warrants at March 31, 2017 is approximately $3,000 to be recognized through July 2018.

9.	Commitments and Contingencies

There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

10.	Subsequent Events

Grant of Stock Options

In May through April 2017, the Company appointed four new members to the Board of Directors and appointed a new Chairman of the Audit Committee. Upon these appointments, in accordance with the Company’s Board of Directors compensation policy, the Company granted stock options to purchase a total of 1,839,285 shares of common stock. The stock options vest monthly through December 31, 2017, are exercisable at $0.07 to $0.13 per share and will expire 10 years from the date of issuance. Total fair value of the stock options amounted to $138,000 which will be expensed over the vesting period.

Agreements

On March 31, 2017, the Company executed employment agreements effective April 1, 2017 with two officers of the Company. The agreements are for a period of two years and will require payment of salary in the aggregate of $308,000 per year. In addition, the Company also granted these two officers stock options to purchase a total of 3,250,000 shares of common stock. The stock options vest over a two-year period, exercisable at a price range of $0.07 through $0.40 per share and will expire in 10 years. Total fair value of the stock options amounted to $173,000 which will be expensed over the vesting period.

In May 2017, two members of the Company’s Board of Directors resigned effective May 8, 2017. In lieu of cash payment for unpaid Directors and Committee fees payable to the Directors of $82,000, the Company immediately vested the stocks option granted to them in January 2017 to purchase in aggregate of 2,000,000 shares of common stock at $0.05 per share with an estimated fair value of $152,000 at the date of modification.

Issuance of Convertible Notes

From April 1, 2017 up to May 12, 2017, the Company issued convertible notes in aggregate of $662,000 in exchange for cash of $602,000. The notes are unsecured, convertible into 13.2 million shares in common stock of the Company at a conversion price of $0.05 per share and mature in one year. In connection with these notes, the Company also issued warrants to purchase 6.6 million shares of common stock of the Company at an exercise price of $0.05 per share and expiring one year from the date of issuance. As a result, the Company will record a note discount of $635,000 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature and original issue discount which will be amortized as interest expense over the life of the notes.

Conversion of Convertible Notes

From April 1, 2017 up to May 12, 2017, Company issued 3,413,540 shares of common stock upon conversion of previously issued convertible notes in aggregate value of $171,000.

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

On July 15, 2014, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Kinder Morgan Lease”) with Kinder Morgan Crude & Condensate, LLC (“Kinder Morgan”) under which Kinder Morgan agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of Kinder Morgan’s operating pipelines. Equipment provided under the Lease includes a single AOT Midstream pressure vessel with a maximum flow capacity of 5,000 gallons per minute. The equipment was delivered to Kinder Morgan in December 2014 and installed in March 2015. In April 2015, during pre-start testing, low electrical impedance was measured in the unit, indicating an electrical short. A replacement unit was installed May 2015. The second unit also presented with low impedance when flooded with crude condensate from Kinder Morgan’s pipeline. Subsequent to design modifications, a remanufactured AOT unit was installed and tested at Kinder Morgan’s pipeline facility in August 2015. Initial results were promising, with the unit operating generally as expected. However, voltage dropped as preliminary tests continued, indicating decreased impedance within the AOT pressure vessel. QS Energy personnel and outside consultants performed a series of troubleshooting assessments and determined that, despite modifications made to the AOT, conductive materials present in the crude oil condensate continued to be the root cause of the decreased impedance. Based on these results, QS Energy and Kinder Morgan personnel mutually agreed to put a hold on final acceptance of equipment under the lease and temporarily suspend in-field testing to provide time to re-test crude oil condensate in a laboratory setting, and thoroughly review and test selected AOT component design and fabrication. Subsequent analysis and testing led to changes in electrical insulation, inlet flow improvements and other component modifications. These design changes were implemented and tested by Industrial Screen and Maintenance (ISM), one of QS Energy's supply chain partners in Casper, Wyoming. Test performed by ISM at its Wyoming facility indicated significant improvements to system impedance and efficiency of electric field generation.

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

During the third quarter 2016, the Company developed a new onsite testing program designed to accelerate the AOT sales cycle. This program utilizes a fully functional laboratory-scale AOT device designed and developed by the Company in 2015, and tested at the Southern Research Institute. Under this new program, Company engineers will set up a temporary lab at the customer’s site to test a full range of crude oils. Fees charged for providing this service will be dependent on scope of services, crude oil sample to be tested, and onsite time requirements. This program has received a positive response from potential customers. In the fourth quarter 2016, the Company entered a contract to provide these onsite testing services to a Canadian oil producer and pipeline operator over a one-week period in early 2017 at a fixed price of $50,000. This initial test was performed in January 2017; data analysis and final report was completed in March 2017.

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

Results of Operations for Three months ended March 31, 2017 and 2016

	Three months ended
	March 31
	2017	2016	Change
Revenues	$50,000	$–	$50,000
Costs and Expenses
Operating expenses	1,258,000	635,000	623,000
Research and development expenses	64,000	75,000	(11,000)
Loss before other income (expense)	(1,272,000)	(710,000)	(562,000)
Other income (expense)
Interest and financing expense	(212,000)	(494,000)	282,000
Loss on disposition of equipment	–)	(3,000	3,000
Net Loss	$(1,484,000)	$(1,207,000)	$(277,000)

During the period ended March 31, 2017, the Company recognized revenues of $50,000 pursuant to the completion of a lease and testing agreement of the Company’s AOT equipment. There was no similar transaction during the period ended March 31, 2016.

Operating expenses were $1,258,000 for the three-month period ended March 31, 2017, compared to $635,000 for the three-month period ended March 31, 2016, an increase of $623,000. This is due to increases in non-cash expenses of $92,000, and in cash expenses of $623,000. Specifically, the decrease in non-cash expenses are attributable to decreases in depreciation of $1,000 and stock compensation expenses attributable to warrants granted to consultants of $43,000, offset by increases in stock compensation expenses attributable to options granted to employees and directors of $136,000. The increase in cash expense is attributable to severance package expense of $624,000 with our Chief Executive Officer, and increases in legal and accounting of $7,000, offset by decreases in salaries and benefits of $1,000, consultants of $104,000, corporate expenses of $8,000, insurance expenses of $10,000, rent and related expenses of $14,000, and other operating expenses of $11,000.

Research and development expenses were $64,000 for the three-month period ended March 31, 2017, compared to $75,000 for the three-month period ended March 31, 2016, a decrease of $11,000. This decrease is attributable to an increase in research and product testing of $2,000 offset by decreases in prototype product development costs of $13,000.

Other income and expense were $212,000 expense for the three-month period ended March 31, 2017, compared to $497,000 expense for the three-month period ended March 31, 2016, a net decrease in other expenses of $285,000. This decrease is attributable to a decrease in non-cash other expenses of $282,000 and a decrease in cash expenses of $3,000. The decrease in non-cash other expense is due to a decrease in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $302,000, offset by an increase in other non-cash interest of $20,000. The decrease in other cash expense is due to a decrease in loss on disposition assets in the amount of $3,000.

The Company had a net loss of $1,484,000, or $0.01 per share, for the three-month period ended March 31, 2017, compared to a net loss of $1,207,000, or $0.01 per share, for the three-month period ended March 31, 2016.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $2,286,000 as of March 31, 2017. Our negative operating cash flow for the periods ended March 31, 2017 was funded primarily through issuance of convertible notes.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $1,484,000 and a negative cash flow from operations of $171,000 for the three-month period ended March 31, 2017.  These factors raise substantial doubt about our ability to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

During the period ended March 31, 2017, we received cash totaling $201,000 from issuance of our convertible notes payable and used cash in operations of $171,000. At March 31, 2017, we had cash on hand in the amount of $147,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2017 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2017, the Company incurred a net loss of $1,484,000, used cash in operations of $171,000 and had a stockholders’ deficit of $2,286,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2017, the Company had cash on hand in the amount of $147,000. Management estimates that the current funds on hand will be sufficient to continue operations through September 2017. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2017 and beyond.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of March 31, 2017, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2017, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2016, which we filed with the SEC on March 15, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the three months ended March 31, 2017, the Company issued 2,391,400 shares of its common stock upon the conversion of $120,000 in convertible notes at $0.05 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

QS ENERGY, INC.

Date: May 15, 2017	By:	/s/ Michael McMullen
Michael McMullen
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

