Form 10-Q
period 2017-06-30
QS Energy, Inc.
filed 2017-08-14
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 7, 2017 was 230,914,605.

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheet

	June 30,
	2017	December 31,
	(unaudited)	2016
ASSETS
Current assets:
Cash	$880,000	$136,000
Prepaid expenses and other current assets	40,000	26,000
Total current assets	920,000	162,000
Property and equipment, net of accumulated depreciation of $36,000 and $32,000 at June 30, 2017 and December 31, 2016, respectively	34,000	17,000
Other assets	1,000	7,000
Total assets	$955,000	$186,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$918,000	$805,000
Accounts payable and accrued expenses	891,000	251,000
Accrued expenses and accounts payable-related parties	19,000	135,000
Deposit and other current liabilities	–	5,000
Convertible debentures, net of discounts of $327,000 and $92,000 at June 30, 2017 and December 31, 2016, respectively	503,000	348,000
Total current liabilities	2,331,000	1,544,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value: 300,000,000 shares authorized, 224,508,406 and 199,045,026 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	224,508	199,045
Additional paid-in capital	107,003,492	103,716,955
Accumulated deficit	(108,604,000)	(105,274,000)
Total stockholders’ deficit	(1,376,000)	(1,358,000)
Total liabilities and stockholders’ deficit	$955,000	$186,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Operations, Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$–	$–	$50,000	$–
Costs and Expenses
Operating expenses	580,000	626,000	1,838,000	1,261,000
Research and development expenses	56,000	73,000	120,000	148,000
Loss before other income (expense)	(636,000)	(699,000)	(1,908,000)	(1,409,000)
Other income (expense)
Interest and financing expense	(1,210,000)	(439,000)	(1,422,000)	(933,000)
Loss on disposition of equipment	–	–	–	(3,000)
Net Loss	(1,846,000)	(1,138,000)	(3,330,000)	(2,345,000)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average common shares outstanding, basic and diluted	207,419,243	192,010,704	203,362,641	188,616,394

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the SIX months Ended JUNE 30, 2017

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2017	199,045,026	$199,045	$103,716,955	$(105,274,000)	$(1,358,000)
Common stock issued on exercise of warrants	605,000	605	60,395	–	61,000
Common stock issued on conversion of notes payable	24,858,380	24,858	1,222,142	–	1,247,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	1,469,000	–	1,469,000
Fair value of options and warrants issued as compensation	–	–	535,000	–	535,000
Net loss	–	–	–	(3,330,000)	(3,330,000)
Balance, June 30, 2017	224,508,406	$224,508	$107,003,492	$(108,604,000)	$(1,376,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Six months ended
	June 30
	2017	2016
Cash flows from Operating Activities
Net loss	$(3,330,000)	$(2,345,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	535,000	267,000
Issuance of common stock for services	–	33,000
Amortization of debt discount	1,381,000	922,000
Accrued interest expense	21,000	–
Loss on disposition of assets	–	3,000
Depreciation and amortization	4,000	4,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(8,000)	3,000
Accounts payable and accrued expenses	640,000	49,000
Accounts payable – license agreements	113,000	94,000
Accounts payable and accrued expenses – related parties	(116,000)	(32,000)
Deposits and other current liabilities	(5,000)	81,000
Net cash used in operating activities	(765,000)	(921,000)
Cash flows from investing activities
Purchase of equipment	(21,000)	(5,000)
Net cash used in investing activities	(21,000)	(5,000)
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	1,469,000	905,000
Net proceeds from exercise of warrants	61,000	–
Net cash provided by financing activities	1,530,000	905,000
Net increase (decrease) in cash	744,000	(21,000)
Cash, beginning of period	136,000	349,000
Cash, end of period	$880,000	$328,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$–
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$1,247,000	$905,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	1,469,000	905,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

The Company also began commercial development of a suite of products based around the Joule Heat technology. The Company began fabrication of prototype equipment to be operated under a joint development agreement with a commercial entity in the fourth quarter of 2014. The Company’s first Joule Heat prototype was installed for testing purposes at the Newfield facility in June 2015 and the system is operational; however, changes to the prototype configuration will be required to determine commercial effectiveness of this unit. In addition, the Company filed two additional provisional patents related to the technology’s method and apparatus. In December 2015, we temporarily suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT Midstream. We currently plan to resume Joule Heat development in 2018 depending on the availability of sufficient capital and other resources.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2017, the Company incurred a net loss of $3,330,000, used cash in operations of $765,000 and had a stockholders’ deficit of $1,376,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2016 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At June 30, 2017, the Company had cash on hand in the amount of $880,000. Management estimates that the current funds on hand will be sufficient to continue operations through September 2017. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by, among other things, filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer, and consulting fees, during the remainder of 2017 and beyond.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At June 30, 2017 and 2016, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	June 30, 2017	June 30, 2016
Options	35,313,541	23,724,256
Warrants	21,507,270	9,342,892
Common stock issuable upon conversion of notes payable	9,968,933	2,401,667
Total	66,789,744	35,468,815

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to assumptions used in valuing equity instruments issued for financing and for services, and reduction of deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition Policy

The Company recognizes lease revenue upon commencement of the lease. Revenue on future product sales will be recognized upon meeting the following criteria: persuasive evidence of an arrangement exists; delivery has occurred or services rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured.

In the fourth quarter 2016, the Company entered a contract to provide onsite testing services to a Canadian oil producer and pipeline operator at a fixed price of $50,000. The testing service was performed in January 2017 and was completed in March 2017.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use are also expensed. Furthermore, costs incurred in the construction of prototypes with no certainty of any alternative future use and established commercial uses are also expensed.

For the six-month periods ended June 30, 2017 and 2016 research and development costs were $120,000 and $148,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the six-month periods ended June 30, 2017 and 2016, patent costs were $24,000 and $30,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations. During the three-month periods ended June 30, 2017 and 2016, patent costs were $7,000 and $17,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 is to be applied using a full or modified retrospective approach. The adoption of ASU 2017-11 is not currently expected to have any impact on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statement presentation or disclosures.

3.	Accrued Expenses and Accounts Payable – Related Parties

Accrued expense – related parties consists of accrued salaries of officers and fees due to members of the Board of Directors.

As of June 30, 2017 and December 31, 2016, accrued expenses and accounts payable to related parties amounted to $19,000 and $135,000, respectively.

4.	Property and Equipment

At June 30, 2017 and December 31, 2016, property and equipment consists of the following:

	June 30, 2017	December 31, 2016
	(unaudited)

Office equipment	$30,000	$28,000
Furniture and fixtures	3,000	3,000
Testing Equipment	37,000	18,000
Subtotal	70,000	49,000
Less accumulated depreciation	(36,000)	(32,000)
Total	$34,000	$17,000

Depreciation expense for the six-month periods ended June 30, 2017 and 2016 was $4,000 for each period. Depreciation expense for the three-month periods ended June 30, 2017 and 2016 was $2,000 for each period.

5.	Convertible Notes

	June 30, 2017	December 31, 2016
	(unaudited)

Convertible notes outstanding	$787,000	$417,000
Accrued interest	43,000	23,000
Subtotal	830,000	440,000
Unamortized note discounts	(327,000)	(92,000)
Balance on convertible notes, net of note discounts	$503,000	$348,000

The Company issues convertible notes in exchange for cash. The notes typically do not bear any interest, however, there is an implied interest rate of 10% since the notes are typically issued at a price 10% less than its face value. The notes are unsecured, and usually mature twelve months from issuance.

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

During the six-month period ending June 30, 2017, the Company issued similar convertible promissory notes in the aggregate of $1,616,000 for cash of $1,469,000 or a discount of $147,000. The notes do not bear any interest, however, the implied interest rate used was 10% since the notes were issued at a price 10% less than its face value. The notes are unsecured, mature in twelve months from issuance and convertible at $0.05 per share. In addition, the Company also granted these note holders warrants to purchase 16,160,770 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.05 per share and will expire in one year. As a result, the Company recorded a note discount of $1,616,000 to account for the relative fair value of the warrants, the notes’ BCF, and OID. The note discounts are being amortized over the term of the note or amortized in full upon the conversion to common stock.

During the period ended June 30, 2017, a total of $1,247,000 notes payable was converted to 24,858,380 shares of common stock. In addition, the note discount of $1,381,000 was amortized to interest expense, and interest of $21,000 was accrued.

As of June 30, 2017, total outstanding notes payable amounted to $787,000, accrued interest of $43,000 and unamortized note discount of $326,000 for a net balance of $503,000. In addition, a total of five notes amounting to $295,000 reached maturity and are past due. The Company is currently in negotiations with the noteholders to settle the matured notes payable.

6.	Research and Development

The Company constructs, develops and tests the AOT and Joule Heat technologies with internal resources and through the assistance of various third-party entities. Costs incurred and expensed include fees such as license fees, purchase of test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment, payroll and other related equipment and various logistical expenses for the purposes of evaluating and testing the Company’s AOT prototypes and Joule Heat prototypes.

For the six-month periods ended June 30, 2017 and 2016, our research and development expenses were $120,000 and $148,000 respectively. For the three-month periods ended June 30, 2017 and 2016, our research and development expenses were $56,000 and $73,000, respectively.

AOT Product Development and Testing

During the six-month periods ended June 30, 2017 and 2016, the Company incurred total expenses of $26,000 and $54,000, respectively, in the manufacture, delivery and testing of the AOT prototype equipment. During the three-month periods ended June 30, 2017 and 2016, the Company incurred total expenses of $9,000 and $26,000, respectively. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

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

Total expenses recognized during each six-month period ended June 30, 2017 and 2016 pursuant to these two agreements amounted to $94,000. Total expenses recognized during each three-month period ended June 30, 2017 and 2016 pursuant to these two agreements amounted to $47,000 These expenses have been reflected in Research and Development expenses on the accompanying consolidated statements of operations.

As of June 30, 2017 and December 31, 2016, total unpaid fees due to Temple pursuant to these agreements amounted to $840,000 and $727,000, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets. As of June 30, 2017, $222,000 of the $840,000 payable has been deferred until the licensing agreements are terminated and $581,000 is deemed past due.

The Company generated $50,000 in revenue from the viscosity reduction license during the six-month period ended June 30, 2017. This amount is not sufficient to be subject to additional license fees under the license agreement. No revenues were earned from the two license agreements during the six-month period ended June 2016.

In July 2017, the Company and Temple amended the license agreement related to the Company’s AOT viscosity reduction technology. Under this amendment, Temple agreed to defer amounts currently due under the viscosity reduction license in the amount of $135,000, bringing the Company current under the viscosity reduction technology license agreement. The Company is currently in negotiations with Temple to settle amounts due under the second license agreement related to a fuel injector technology.

Temple University Sponsored Research Agreement

On March 19, 2012, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with Temple University (“Temple”), whereby Temple, under the direction of Dr. Rongjia Tao, performed research related to the Company’s AOT device (the “Project”), for the period April 1, 2012, through April 1, 2014. All rights and title to intellectual property resulting from Temple’s work related to the Project were subjected to the Exclusive License Agreements between Temple and the Company, dated August 1, 2011.  In exchange for Temple’s research efforts on the Project, the Company has agreed to pay Temple $500,000, payable in quarterly installments of $62,500. The agreement expired in August 2015. As of June 30, 2017 and December 31, 2016, total unpaid fees due to Temple pursuant to this agreement amounted to $78,000, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets. As of June 30, 2017, the entire $78,000 is deemed past due.

On July 14, 2017, the Company and Temple reached agreement to settle these past due amounts under a payment plan, paying the amount before the end of December 2017.

In addition, Temple University continues to provide laboratory testing and support related to the Company’s commercialization efforts. This continuing work is provided on at a fixed price, on an ad hoc basis depending upon the scope of work. During the six-month period ending June 30, 2017, the Company incurred a total of $3,000 in ad hoc testing with Temple University. No ad hoc testing was performed during the three-month period ending June 30, 2017. Temple ad hoc testing expense is reported as part of Research and development expenses in the accompanying consolidated statements of operations.

7.	Common Stock

During the six months ended June 30, 2017, the Company issued 24,858,380 shares of its common stock upon the conversion of $1,247,000 in convertible notes at conversion rates ranging from $0.05 and $0.10 per share.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to directors, employees, and non-employees in capital raising transactions, for services and for financing costs. Options vest and expire according to terms established at the grant date.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at June 30, 2017 was 6.1 years. Stock option activity for the period January 1, 2017 up to June 30, 2017, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2017	23,474,256	$0.28
Granted	11,839,285	0.12
Exercised	–	–
Forfeited	–	–
June 30, 2017	35,313,541	$0.23

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of June 30, 2017 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.99	35,163,095	6.1	$0.22	29,017,262	$0.23
$ 1.00 - $ 1.99	150,446	6.1	$1.18	150,446	$1.18
	35,313,541	6.1	$0.23	29,167,708	$0.23

During the six-month period ending June 30, 2017, the Company granted options to purchase 8,339,285 shares of common stock to members of the Company’s Board of Directors. The options are exercisable at $0.05 to $0.13 per share, vest monthly over a twelve-month period, and expire ten years from the date granted. Total fair value of these options at grant date was $379,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 1.94%; volatility of 123% to 144%, and dividend yield of 0%.

During the six-month period ending June 30, 2017, the Company granted two officers and an employee of the Company stock options to purchase a total of 3,500,000 shares of common stock. The stock options vest over a two-year period, exercisable at a price range of $0.07 through $0.40 per share and will expire in 10 years. Total fair value of the stock options amounted to $182,000 which will be expensed over the vesting period. In addition, as a result of the resignation of the Company’s CEO and three members of the Board of Directors, the Company agreed to modify the vesting term of 4.5 million options granted to them in January 2017 and fully vested those options resulting in a charge of $308,000 to account for the fair value of these options. There were no other changes in the remaining terms of the original grant.

During the six-month periods ended June 30, 2017 and 2016, the Company recognized compensation costs based on the fair value of options that vested of $535,000 and $181,000 respectively, which is included in Operating expenses in the Company’s statement of operations. During the three-month periods ended June 30, 2017 and 2016, the Company recognized compensation costs based on the fair value of options that vested of $300,000 and $100,000 respectively, which is included in Operating expenses in the Company’s statement of operations.

At June 30, 2017, the Company’s closing stock price was $0.22 per share. The aggregate intrinsic value of the options outstanding at June 30, 2017 was $1,574,000. Future unamortized compensation expense on the unvested outstanding options at June 30, 2017 is $438,000 to be recognized through December 2017.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2017 up to June 30, 2017.

	Warrants	Weighted Avg. Exercise Price
January 1, 2017	11,446,892	$0.15
Granted	16,160,770	0.05
Exercised	(605,000)	–
Cancelled	(5,495,392)	0.13
June 30, 2017	21,507,270	$0.08

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of June 30, 2017 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.99	21,507,270	1.1	$0.08	21,407,270	$0.08
$ 1.00 - $ 1.99	–	–	–	–	–
	21,507,270	1.1	$0.08	21,407,270	$0.08

In the six-month period ending June 30, 2017, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 16,160,770 shares of common stock with an exercise price of $0.05 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 5).

During the six-month periods ended June 30, 2017 and 2016, the Company recognized compensation costs of $1,000 and $86,000, respectively, based on the fair value of warrants previously issued for services that vested during the period, which is included in Operating expenses in the Company’s statement of operations. During the three-month periods ended June 30, 2017 and 2016, the Company recognized compensation costs of $1,000 and $58,000, respectively, based on the fair value of warrants that vested, which is included in Operating expenses in the Company’s statement of operations.

At June 30, 2017, the aggregate intrinsic value of the warrants outstanding was $3,114,000. Future unamortized compensation expense on the unvested outstanding warrants at June 30, 2017 is approximately $3,000 to be recognized through July 2018.

9.	Commitments and Contingencies

There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

On April 1, 2017, the Company executed a separation agreement and release effective with the Company’s Chief Executive Officer (CEO). As part of the agreement, the Company agreed to pay the CEO $580,000 in severance, payable in equal installment over 24 months. In addition, the Company also agreed to pay the CEO’s medical insurance for 24 months and provide use of a cell phone for 12 months with an estimated cost of $44,000. As a result, the Company accrued the entire amount of $624,000 which was also reported as part of Operating Expenses in the accompanying consolidated statements of operations. As of June 30, 2017, the outstanding balance amounted to $546,000 which was reported as part of Accounts Payable and Accrued Expenses in the accompanying consolidated balance sheets.

10.	Subsequent Events

Grant of Stock Options

In July 2017, the Company’ shareholders elected a new member to the Board of Directors. Upon this election, in accordance with the Company’s Board of Directors compensation policy, the Company granted the new director stock options to purchase a total of 122,567 shares of common stock. The stock options vest monthly through December 31, 2017, are exercisable at $0.19 per share and will expire 10 years from the date of issuance. Total fair value of the stock options amounted to $20,000 which will be expensed over the vesting period.

Agreements

On July 13, 2017, the Company and Temple University entered into an amendment to the exclusive license agreement related to the Company’s AOT viscosity reduction technology. The amendment defers those outstanding fees in the amount of $135,000 owed by the Company to Temple University under the license agreement, until such time as the Company either receives sales receipts exceeding $835,000 or sublicenses the agreement. Further, the amendment established interest rates for outstanding fees and terms of payment for an annual license fee between the Company and Temple University.

Additionally, on July 13, 2017, the Company and Temple University entered into a payment agreement related to the sponsored research agreement of March 19, 2012 between the parties, as amended on March 19, 2013. Under the terms of the payment agreement, the Company and Temple University agreed to a payment schedule for outstanding fees in the amount of $78,314, owed by the Company to the Temple under the research agreement. Under the terms of the payment agreement, these fees are payable $20,000 upon the effective date of the Agreement, and the balance payable in six equal monthly installments of $9,719.

Conversion of Convertible Notes

From July 1, 2017 up to August 7, 2017, Company issued 3,453,092 shares of restricted common stock upon conversion of previously issued convertible notes in aggregate value of $174,000.

Exercise of Warrants

From July 1, 2017 up to August 7, 2017, the Company issued 2,500,000 shares of restricted common stock on the exercise of warrants in aggregate value of $203,250.

Exercise of Options

In July 2017, the Company issued 271,752 shares of restricted common stock on the exercise of options by a member of the Company’s Board of Directors.

Private Sale of Unregistered Securities

In July, 2017, the Company issued 181,355 shares of restricted common stock at a price of $0.21 per share, total proceeds of $38,000 by a member of the Company’s board of directors in private offerings exempt from registration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of June 30, 2017, and we undertake no duty to update this information.

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

On July 15, 2014, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Kinder Morgan Lease”) with Kinder Morgan Crude & Condensate, LLC (“Kinder Morgan”) under which Kinder Morgan agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of Kinder Morgan’s operating pipelines. Equipment provided under the Lease includes a single AOT Midstream pressure vessel with a maximum flow capacity of 5,000 gallons per minute. The equipment was delivered to Kinder Morgan in December 2014 and installed in March 2015. In April 2015, during pre-start testing, low electrical impedance was measured in the unit, indicating an electrical short. A replacement unit was installed May 2015. The second unit also presented with low impedance when flooded with crude condensate from Kinder Morgan’s pipeline. Subsequent to design modifications, a remanufactured AOT unit was installed and tested at Kinder Morgan’s pipeline facility in August 2015. Initial results were promising, with the unit operating generally as expected. However, voltage dropped as preliminary tests continued, indicating decreased impedance within the AOT pressure vessel. QS Energy personnel and outside consultants performed a series of troubleshooting assessments and determined that, despite modifications made to the AOT, conductive materials present in the crude oil condensate continued to be the root cause of the decreased impedance. Based on these results, QS Energy and Kinder Morgan personnel mutually agreed to put a hold on final acceptance of equipment under the lease and temporarily suspend in-field testing to provide time to re-test crude oil condensate in a laboratory setting, and thoroughly review and test selected AOT component design and fabrication. Subsequent analysis and testing led to changes in electrical insulation, inlet flow improvements and other component modifications. These design changes were implemented and tested by Industrial Screen and Maintenance (ISM), one of QS Energy's supply chain partners in Casper, Wyoming. Tests performed by ISM at its Wyoming facility indicated significant improvements to system impedance and efficiency of electric field generation.

In February 2016, the modified AOT equipment was installed at Kinder Morgan’s facility. Pre-acceptance testing was performed in April 2016, culminating in more than 24 hours of continuous operations. In-field viscosity measurements and pipeline data collected during this test indicated the AOT equipment operated as expected, resulting in viscosity reductions equivalent to those measured under laboratory conditions. Supervisory Control And Data Acquisition (“SCADA”) pipeline operating data collected by Kinder Morgan during this test indicated a pipeline pressure drop reduction consistent with expectations. Kinder Morgan provided the Company with a number of additional crude oil samples which were tested in the laboratory for future test correlation and operational planning purposes. Based on final analysis of in-field test results, SCADA operating data and subsequent analysis of crude oil samples at Temple University, Kinder Morgan and QS Energy are considering moving the AOT test facility to a different, higher-volume pipeline location. In the meantime, the Kinder Morgan Lease is in suspension and lease payments have not yet commenced.

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

The Company is in discussions with a large Middle Eastern oil company regarding AOT technology in the Middle East, having tested multiple oil samples provided by this oil company at Temple University in 2015 and 2016. The most recent round of testing on Middle Eastern oil company samples was completed early 2017, demonstrating AOT viscosity reductions of 20% to 50% in a laboratory setting.

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

There are significant risks associated with our business, our Company and our stock. See “Risk Factors” in Part II, Item 1A below.

Results of Operation for Six and Three-month periods ended June 30, 2017 and 2016

I.	Six months ended June 30, 2017 and 2016

	Six months ended
	June 30
	2017	2016	Change
Revenues	$50,000	$–	$–
Costs and expenses
Operating expenses	1,838,000	1,261,000	577,000
Research and development expenses	120,000	148,000	(28,000)
Loss before other income (expense)	(1,908,000)	(1,409,000)	(499,000)
Other income (expense)
Interest and financing expense	(1,422,000)	(933,000)	(489)
Loss on disposition of equipment	–	(3,000)	3,000
Net Loss	$(3,330,000)	$(2,345,000)	$(2,345,000)

During the six-month period ended June 30, 2017, the Company recognized revenues of $50,000 pursuant to the completion of lease and testing agreement of the Company’s AOT equipment. There was no similar transaction during the period ended June 30, 2016.

Operating expenses were $1,838,000 for the six-month period ended June 30, 2017, compared to $1,261,000 for the six-month period ended June 30, 2016, an increase of $577,000. This is due to increases in non-cash expenses of $237,000, and in cash expenses of $337,000. Specifically, the increase in non-cash expenses are attributable to increases in depreciation of $1,000 and stock compensation expenses attributable to the fair value of options granted to directors and employees of $355,000, offset by decreases in stock compensation expenses attributable to the fair value of warrants granted to consultants of $119,000. The increase in cash expense is attributable to severance package expense of $671,000 with our Chief Executive Officer, and an increase in legal and accounting of $21,000, offset by decreases in consulting fees of $160,000, corporate expenses of $52,000, insurance of $23,000, rent of 51,000, salaries and benefits of $25,000, and other expenses of $41,000.

Research and development expenses were $120,000 for the six-month period ended June 30, 2017, compared to $148,000 for the six-month period ended June 30, 2016, a decrease of $28,000. This decrease is attributable to a decrease in prototype product development costs of $30,000, off-set by an increase in product testing, research, patents and other costs of $2,000.

Other income and expense were $1,422,000 expense for the six-month period ended June 30, 2017, compared to $933,000 expense for the six-month period ended June 30, 2016, a net increase in other expenses of $489,000. This increase is attributable to an increase in non-cash other expenses of $489,000. The increase in non-cash other expense is due to increases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $469,000 and other non-cash interest of $20,000.

The Company had a net loss of $3,330,000, or $0.02 per share, for the six-month period ended June 30, 2017, compared to a net loss of $2,345,000, or $0.01 per share, for the six-month period ended June 30, 2016.

II.	Three months ended June 30, 2017 and 2016

	Three months ended
	June 30
	2017	2016	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	580,000	626,000	(46,000)
Research and development expenses	56,000	73,000	(17,000)
Loss before other income (expense)	(636,000)	(699,000)	63,000
Other income (expense)
Interest and financing expense	(1,210,000)	(439,000)	(771,000)
Net Loss	$(1,846,000)	$(1,138,000)	$(708)

The Company had no revenues in the three month-periods ended June 30, 2017 and 2016.

Operating expenses were $580,000 for the three-month period ended June 30, 2016, compared to $626,000 for the three-month period ended June 30, 2016, a decrease of $46,000. This is due to an increase in non-cash expenses of $142,000, and a decrease in cash expenses of $188,000. Specifically, the increase in non-cash expenses are attributable to decreases in depreciation of $1,000 and stock compensation expenses attributable to the fair value of warrants granted to consultants and others of $76,000, offset by an increase in stock compensation expenses attributable to the fair value of options granted to directors and employees of $219,000. The decrease in cash expense is attributable to decreases in consulting fees of $56,000, corporate expenses of $43,000, insurance of $13,000, legal and accounting fees of $13,000, rent of $37,000, salaries and benefits of $24,000, and other expenses of $2,000.

Research and development expenses were $56,000 for the three-month period ended June 30, 2017, compared to $73,000 for the three-month period ended June 30, 2016, a decrease of $17,000. This decrease is attributable to decreases in prototype product development costs of $17,000.

Other income and expense were $1,210,000 expense for the three-month period ended June 30, 2017, compared to $439,000 expense for the three-month period ended June 30, 2016, a net increase in other expenses of $771,000. This increase is attributable to an increase in non-cash other expenses of $771,000. The increase in non-cash other expense is due to an increase in expense attributable to interest, beneficial conversion features and warrants associated with convertible notes issued in the amount of $771,000.

The Company had a net loss of $1,846,000, or $0.01 per share, for the three-month period ended June 30, 2017, compared to a net loss of $1,138,000, or $0.01 per share, for the three-month period ended June 30, 2016.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $1,376,000 as of June 30, 2017. Our negative operating cash flow for the periods ended June 30, 2017 was funded primarily through issuance of convertible notes.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $3,330,000 and a negative cash flow from operations of $765,000 for the six-month period ended June 30, 2017 and stockholders’ deficit of $1,376,000. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

During the period ended June 30, 2017, we received cash totaling $1,530,000 from issuance of our convertible notes payable and exercise of warrants, and used cash in operations of $765,000. At June 30, 2017, we had cash on hand in the amount of $880,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University, as amended; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2017 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Licensing Fees to Temple University

For details of the licensing agreements with Temple University, see Financial Statements included in this report, Note 6 (Research and Development).

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2017, the Company incurred a net loss of $3,330,000, used cash in operations of $765,000 and had a stockholders’ deficit of $1,376,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2017, the Company had cash on hand in the amount of $880,000. Management estimates that the current funds on hand will be sufficient to continue operations through November 2017. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2017 and beyond.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of June 30, 2017, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2017, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six-month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the six months ended June 30, 2017, the Company issued 24,858,380 shares of its common stock upon the conversion of $ 1,247,226 in convertible notes at $0.05 to $0.10 per share, and issued 605,000 shares of its common stock upon the exercise of warrants at an exercise price of $0.10 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

QS ENERGY, INC.

Date: August 14, 2017	By:	/s/ Michael McMullen
Michael McMullen
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

