Form 10-Q
period 2017-09-30
QS Energy, Inc.
filed 2017-11-14
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares of the Registrant’s Common Stock outstanding as of November 10, 2017 was 233,788,905.

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheet

	September 30,
	2017	December 31,
	(unaudited)	2016
ASSETS
Current assets:
Cash	$587,000	$136,000
Prepaid expenses and other current assets	45,000	26,000
Total current assets	632,000	162,000
Property and equipment, net of accumulated depreciation of $43,000 and $32,000 at September 30, 2017 and December 31, 2016, respectively	55,000	17,000
Other assets	2,000	7,000
Total assets	$689,000	$186,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$815,000	$805,000
Accounts payable and accrued expenses	800,000	251,000
Accrued expenses and accounts payable-related parties	40,000	135,000
Deposit and other current liabilities	–	5,000
Convertible debentures, net of discounts of $83,000 and $92,000 at September 30, 2017 and December 31, 2016, respectively	493,000	348,000
Total current liabilities	2,148,000	1,544,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value: 300,000,000 shares authorized, 233,348,905 and 199,045,026 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	233,349	199,045
Additional paid-in capital	107,726,651	103,716,955
Accumulated deficit	(109,419,000)	(105,274,000)
Total stockholders’ deficit	(1,459,000)	(1,358,000)
Total liabilities and stockholders’ deficit	$689,000	$186,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Operations, Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$–	$–	$50,000	$–
Costs and Expenses
Operating expenses	535,000	467,000	2,373,000	1,728,000
Research and development expenses	53,000	52,000	173,000	200,000
Loss before other expenses	(588,000)	(519,000)	(2,496,000)	(1,928,000)
Other income (expenses)
Interest and financing expense	(227,000)	(516,000)	(1,649,000)	(1,449,000)
Loss on disposition of equipment	–	–	–	(3,000)
Net Loss	$(815,000)	(1,035,000)	$(4,145,000)	(3,380,000)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	230,132,723	198,343,504	212,384,061	190,874,796

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the NINE months Ended SEPTEMBER 30, 2017

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2017	199,045,026	$199,045	$103,716,955	$(105,274,000)	$(1,358,000)
Common stock issued for cash	181,355	181	37,819	–	38,000
Common stock issued on exercise of options and warrants	4,245,752	4,246	357,754	–	362,000
Common stock issued on conversion of notes payable	29,876,772	29,877	1,492,123	–	1,522,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	1,469,000	–	1,469,000
Fair value of options and warrants issued as compensation	–	–	653,000	–	653,000
Net loss	–	–	–	(4,145,000)	(4,145,000)
Balance, September 30, 2017	233,348,905	$233,349	$107,726,651	$(109,419,000)	$(1,459,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Nine months ended
	September 30
	2017	2016
Cash flows from Operating Activities
Net loss	$(4,145,000)	$(3,380,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	653,000	358,000
Issuance of common stock for services	–	48,000
Amortization of debt discount and accrual of interest	1,667,000	1,450,000
Loss on disposition of assets	–	3,000
Depreciation and amortization	11,000	5,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(14,000)	14,000
Accounts payable and accrued expenses	549,000	28,000
Accounts payable – license agreements	10,000	141,000
Accounts payable and accrued expenses – related parties	(95,000)	(48,000)
Deposits and other current liabilities	(5,000)	(21,000)
Net cash used in operating activities	(1,369,000)	(1,402,000)
Cash flows from investing activities
Purchase of equipment	(49,000)	(5,000)
Net cash used in investing activities	(49,000)	(5,000)
Cash flows from financing activities
Proceeds from issuance of common stock	38,000	–
Net proceeds from issuance of convertible notes and warrants	1,469,000	1,443,000
Net proceeds from exercise of warrants	362,000	–
Net cash provided by financing activities	1,869,000	1,443,000
Net increase in cash	451,000	36,000
Cash, beginning of period	136,000	349,000
Cash, end of period	$587,000	$385,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$1,522,000	$1,367,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	1,469,000	1,443,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

1.	Description of Business

QS Energy, Inc. (“QS Energy”, “Company”) was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter Bulletin Board. More information including the Company’s fact sheet, logos and media articles are available at our corporate website, www.qsenergy.com. Information included on, or accessed through, our website is not intended to be incorporated into or to be part of this Form 10-Q.

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

The Company plans to restart shortly commercial development of a suite of products based around the Joule Heat technology. The Company began fabrication of prototype equipment to be operated under a joint development agreement with a commercial entity in the fourth quarter of 2014. The Company’s first Joule Heat prototype was installed for testing purposes at the Newfield facility in June 2015 and the system is operational; however, changes to the prototype configuration will be required to determine commercial effectiveness of this unit. In addition, the Company filed two additional provisional patents related to the technology’s method and apparatus. In December 2015, we temporarily suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT Midstream. We currently plan to resume Joule Heat development in 2018 depending on the availability of sufficient capital and other resources.

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

2.	Summary of Significant Accounting Policies

Consolidation Policy

The accompanying consolidated financial statements of QS Energy, Inc. include the accounts of QS Energy, Inc. (the Parent) and its wholly owned subsidiaries, QS Energy Pool, Inc. and STWA Asia Pte. Limited. Intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine-months ended September 30, 2017, the Company incurred a net loss of $4,145,000, used cash in operations of $1,369,000 and had a stockholders’ deficit of $1,459,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2016 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At September 30, 2017, the Company had cash on hand of $587,000. Management estimates that the current funds on hand will be sufficient to continue operations through January 2018. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by, among other things, filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer, and consulting fees, during the remainder of 2017 and beyond.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At September 30, 2017 and 2016, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	September 30, 2017	September 30, 2016
Options	35,575,677	23,624,256
Warrants	17,420,770	12,451,892
Common stock issuable upon conversion of notes payable	4,957,333	3,776,792
Total	57,953,780	39,852,940

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

Revenue Recognition Policy

The Company recognizes lease revenue upon commencement of the lease. Revenue on future product sales will be recognized upon meeting the following criteria: persuasive evidence of an arrangement exists; delivery has occurred, or services rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured.

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

For the nine-month periods ended September 30, 2017 and 2016 research and development costs were $173,000 and $200,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the nine-month periods ended September 30, 2017 and 2016, patent costs were $38,000 and $49,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations. During the three-month periods ended September 30, 2017 and 2016, patent costs were $14,000 and $19,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

Increase in Authorized Capital

In October 2017, the Company amended its articles of incorporation and increased its authorized shares of common stock from 300,000,000 shares to 500,000,000 shares. In addition, the Company also created a new class of preferred stock which the Company is authorized to issue up to 100,000,000 shares of preferred stock.

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

3.	Accrued Expenses and Accounts Payable – Related Parties

Accrued expense and accounts payable – related parties consist of accrued salaries of officers and fees due to members of the Board of Directors.

As of September 30, 2017 and December 31, 2016, accrued expenses and accounts payable to related parties amounted to $40,000 and $135,000, respectively.

4.	Property and Equipment

At September 30, 2017 and December 31, 2016, property and equipment consist of the following:

	September 30, 2017	December 31, 2016
	(unaudited)

Office equipment	$30,000	$28,000
Furniture and fixtures	5,000	3,000
Testing equipment	37,000	–
Leasehold improvements	26,000	18,000
Subtotal	98,000	49,000
Less accumulated depreciation	(43,000)	(32,000)
Total	$55,000	$17,000

Depreciation expense for the nine-month periods ended September 30, 2017 and 2016 was $11,000 and $5,000, respectively. Depreciation expense for the three-month periods ended September 30, 2017 and 2016 was $6,000 and $2,000, respectively.

5.	Convertible Notes

	September 30, 2017	December 31, 2016
	(unaudited)

Convertible notes outstanding	$515,000	$417,000
Accrued interest	61,000	23,000
Subtotal	576,000	440,000
Unamortized note discounts	(83,000)	(92,000)
Balance on convertible notes, net of note discounts	$493,000	$348,000

The Company issues convertible notes in exchange for cash. The notes typically do not bear any interest; however, there is an implied interest rate of 10% since the notes are issued at a price 10% less than its face value. The notes are unsecured, and usually mature twelve months from issuance.

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

During the nine-month period ending September 30, 2017, the Company issued similar convertible promissory notes in the aggregate of $1,616,000 for cash of $1,469,000 or a discount of $147,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued at a price 10% less than its face value. The notes are unsecured, mature in twelve months from issuance and convertible at $0.05 per share. In addition, the Company also granted these note holders warrants to purchase 16,160,770 shares of the Company’s common stock. The warrants are fully vested, exercisable at $0.05 per share and will expire in one year. As a result, the Company recorded a note discount of $1,616,000 to account for the relative fair value of the warrants, the notes’ BCF, and OID. The note discounts are being amortized over the term of the note or amortized in full upon the conversion to common stock.

During the nine-month period ended September 30, 2017, a total of $1,522,000 notes payable was converted to 29,876,772 shares of common stock. In addition, the note discount of $1,625,000 was amortized to interest expense, and interest of $42,000 was accrued.

As of September 30, 2017, total outstanding notes payable amounted to $515,000, accrued interest of $61,000 and unamortized note discount of $83,000 for a net balance of $493,000. In addition, a total of four notes amounting to $381,000 reached maturity and are past due. The Company is currently in negotiations with the noteholders to settle the matured notes payable.

6.	Research and Development

The Company constructs, develops and tests the AOT technology with internal resources and through the assistance of various third-party entities. Costs incurred and expensed include fees such as license fees, purchase of test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment, payroll and other related equipment and various logistical expenses for the purposes of evaluating and testing the Company’s AOT prototypes.

For the nine-month periods ended September 30, 2017 and 2016, our research and development expenses were $173,000 and $200,000 respectively. For the three-month periods ended September 30, 2017 and 2016, our research and development expenses were $53,000 and $52,000, respectively.

AOT Product Development and Testing

During the nine-month periods ended September 30, 2017 and 2016, the Company incurred total expenses of $30,000 and $59,000, respectively, in the manufacture, delivery and testing of the AOT prototype equipment. During the three-month periods ended September 30, 2017 and 2016, the Company incurred total expenses of $6,000 and $5,000, respectively. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

Temple University Licensing Agreement

On August 1, 2011, the Company and Temple University (“Temple”) entered into two (2) Exclusive License Agreements (collectively, the “License Agreements”) relating to Temple’s patent applications, patents and technical information pertaining to technology associated with an electric and/or magnetic field assisted fuel injector system (the “First Temple License”), and to technology to reduce crude oil viscosity (the “Second Temple License”). The License Agreements are exclusive, and the territory licensed to the Company is worldwide and replace previously issued License Agreements.

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

Total expenses recognized during each nine-month period ended September 30, 2017 and 2016 pursuant to these two agreements amounted to $173,000. Total expenses recognized during each three-month period ended September 30, 2017 and 2016 pursuant to these two agreements amounted to $47,000, respectively. These expenses have been reflected in Research and Development expenses on the accompanying consolidated statements of operations.

As of December 31, 2016, total unpaid fees due to Temple pursuant to these agreements amounted to $727,000, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

In July 2017, the Company and Temple amended the Second Temple License agreement. Pursuant to the amendment, the Company paid Temple $62,000 and Temple agreed to defer payment of the remaining $135,000 in unpaid licensing fee until such time the Company generates revenues totaling $835,000 from the license. In addition, the unpaid balance of $135,000 will accrue interest of 9% per annum.

As of September 30, 2017, total unpaid fees due to Temple pursuant to these agreements amounted to $786,000, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $108,000 are current, $370,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $308,000 are deemed past due. The Company is currently in negotiations with Temple to settle or cure the past due balance.

The Company generated $50,000 in revenue from the viscosity reduction license during the nine-month period ended September 30, 2017. This amount is not sufficient to be subject to additional license fees under the license agreement. No revenues were earned from the two license agreements during the nine-month period ended September 2016.

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

As of September 30, 2017 and December 31, 2016, total unpaid fees due to Temple pursuant to this agreement amounted to $29,000 and $78,000, respectively, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

In addition, Temple continues to provide laboratory testing and support related to the Company’s commercialization efforts. This continuing work is provided on at a fixed price, on an ad hoc basis depending upon the scope of work. During the nine-month period ending September 30, 2017, the Company incurred a total of $2,000 in ad hoc testing with Temple University. No ad hoc testing was performed during the three-month period ending September 30, 2017. Temple ad hoc testing expense is reported as part of Research and development expenses in the accompanying consolidated statements of operations.

7.	Common Stock

During the nine months ended September 30, 2017, the Company issued a total of 34,303,879 shares of its common stock as follows:

a.	181,355 shares of common stock were issued upon the private sale at a price of $0.21 per share with proceeds of $38,000;

b.	29,876,772 shares were issued upon the conversion of $1,522,000 in convertible notes at conversion rates ranging from $0.05 and $0.48 per share; and

c.	4,245,752 shares were issued upon the exercise of options and warrants to purchase common stock at exercise prices ranging from $0.05 to $0.13 per share, resulting in cash proceeds to the Company of $362,000.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to directors, employees, and non-employees in capital raising transactions, for services and for financing costs. Options vest and expire according to terms established at the grant date.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at September 30, 2017 was 5.9 years. Stock option activity for the period January 1, 2017 up to September 30, 2017, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2017	23,474,256	$0.28
Granted	12,561,852	0.12
Exercised	(271,752)	0.09
Forfeited	(188,679)	0.53
September 30, 2017	35,575,677	$0.23

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of September 30, 2017 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.99	35,425,231	5.9	$0.22	29,857,602	$0.23
$ 1.00 - $ 1.99	150,446	5.8	$1.18	150,446	$1.18
	35,575,677	5.9	$0.23	30,008,048	$0.23

During the nine-month period ending September 30, 2017, the Company granted options to purchase 8,339,285 shares of common stock to members of the Company’s Board of Directors. The options are exercisable at $0.05 to $0.19 per share, vest monthly over a twelve-month period, and expire ten years from the date granted. Total fair value of these options at grant date was $909,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 1.94%; volatility of 123% to 144%, and dividend yield of 0%.

During the nine-month period ending September 30, 2017, the Company granted two officers and employees of the Company stock options to purchase a total of 4,222,567 shares of common stock. The stock options vest over a two-year period, exercisable at a price range of $0.07 through $0.40 per share and will expire in 10 years. Total fair value of the stock options amounted to $246,000 which will be expensed over the vesting period. In addition, as a result of the resignation of the Company’s CEO and three members of the Board of Directors, the Company agreed to modify the vesting term of 4.5 million options granted to them in January 2017 and fully vested those options resulting in a charge of $308,000 to account for the fair value of these options. There were no other changes in the remaining terms of the original grant.

During the nine-month periods ended September 30, 2017 and 2016, the Company recognized total compensation costs based on the fair value of options that vested of $653,000 and $265,000 respectively, which is included in Operating expenses in the Company’s statement of operations. During the three-month periods ended September 30, 2017 and 2016, the Company recognized compensation costs based on the fair value of options that vested of $117,000 and $84,000 respectively, which is included in Operating expenses in the Company’s statement of operations.

During the period ended September 30, 2017, the Company issued 271,752 shares of common stock upon exercise of stock options which resulted in proceeds of $25,000.

At September 30, 2017, the Company’s closing stock price was $0.29 per share. The aggregate intrinsic value of the options outstanding at September 30, 2017 was $3,042,000. Future unamortized compensation expense on the unvested outstanding options at September 30, 2017 is $295,000 to be recognized through December 2017.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2017 up to September 30, 2017.

	Warrants	Weighted Avg. Exercise Price
January 1, 2017	11,446,892	$0.15
Granted	16,160,770	0.05
Exercised	(3,974,000)	0.08
Cancelled	(6,212,892)	0.12
September 30, 2017	17,420,770	$0.08

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of September 30, 2017 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.99	17,420,770	1.1	$0.08	17,370,770	$0.08
$ 1.00 - $ 1.99	–	–	–	–	–
	17,420,770	1.1	$0.08	17,370,770	$0.08

During the nine-month period ending September 30, 2017, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 16,160,770 shares of common stock with an exercise price of $0.05 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 5).

During the period ended September 30, 2017, the Company issued 3,974,000 shares of common stock upon exercise of warrants which resulted in proceeds of $337,000.

During the nine-month periods ended September 30, 2017 and 2016, the Company recognized compensation costs of $1,000 and $108,000, respectively, based on the fair value of warrants previously issued for services that vested during the period, which is included in Operating expenses in the Company’s statement of operations. During the three-month periods ended September 30, 2017 and 2016, the Company recognized compensation costs of $2,000 and $21,000, respectively, based on the fair value of warrants that vested, which is included in Operating expenses in the Company’s statement of operations.

At September 30, 2017, the aggregate intrinsic value of the warrants outstanding was $3,638,000. Future unamortized compensation expense on the unvested outstanding warrants at September 30, 2017 is approximately $1,000 to be recognized through July 2018.

9.	Commitments and Contingencies

There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

On April 1, 2017, the Company executed a separation agreement and release effective with the Company’s Chief Executive Officer (CEO). As part of the agreement, the Company agreed to pay the CEO $580,000 in severance, payable in equal installment over 24 months. In addition, the Company also agreed to pay the CEO’s medical insurance for 24 months and provide use of a cell phone for 12 months with an estimated cost of $44,000. As a result, the Company accrued the entire amount of $624,000 which was also reported as part of Operating Expenses in the accompanying consolidated statements of operations. As of September 30, 2017, the outstanding balance amounted to $468,000 which was reported as part of Accounts Payable and Accrued Expenses in the accompanying consolidated balance sheets.

10.	Subsequent Events

Amendment to Articles of Incorporation or Bylaws

On October 10, 2017, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State to increase the Company’s authorized shares of common stock from 300 million to 500 million and to create a new class of preferred stock and authorize the Company to issue up to 100 million shares of preferred stock.

Exercise of Warrants

From October 1, 2017 up to October 20, 2017, the Company issued 440,000 shares of restricted common stock on the exercise of warrants in aggregate value of $22,000.

Amendment to Employment Agreement

On November 13, 2017, in an effort to clarify and more accurately reflect the original intentions of the Company and the Company’s Chief Executive Officer (CEO) in signing the employment agreement between them (the “Employment Agreement”), the Company executed an amendment to the Employment Agreement (the “Amendment”). Pursuant to the Amendment, any transactions involving the Company’s AOT technology, executed by the Company during the term of the Employment Agreement, shall be considered sourced by the CEO for the purposes of bonus eligibility. Any payments received by the Company as a result of such transactions shall be deemed net of any fees or commissions for the purpose of calculating bonus payments. The terms of the bonus structure under the Employment Agreement is otherwise unchanged. In addition, pursuant to the Amendment, the CEO shall be eligible to participate in any group health insurance plan offered by the Company to employees, or, should the CEO select private health insurance outside of the Company’s group plan, the CEO shall receive each month an amount from the Company equal to the premium paid by the CEO for such private health insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2017, and we undertake no duty to update this information.

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

Our Company was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The name change was affected through a short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Additionally, QS Energy Pool, Inc., a California corporation, was formed as a wholly-owned subsidiary of the Company on July 6, 2015 to serve as a vehicle for the Company to explore, review and consider acquisition opportunities. To date, QS Energy Pool has not entered into any acquisition transaction. However, the Company will still consider entering into potential beneficial acquisitions. The Company is considering dissolving QS Energy Pool to reduce costs associated with operating this subsidiary. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter Bulletin Board. More information including the Company’s fact sheet, logos and media articles are available at our corporate website, www.qsenergy.com.

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

In February 2016, the modified AOT equipment was installed at Kinder Morgan’s facility. Pre-acceptance testing was performed in April 2016, culminating in more than 24 hours of continuous operations. In-field viscosity measurements and pipeline data collected during this test indicated the AOT equipment operated as expected, resulting in viscosity reductions equivalent to those measured under laboratory conditions. Supervisory Control And Data Acquisition (“SCADA”) pipeline operating data collected by Kinder Morgan during this test indicated a pipeline pressure drop reduction consistent with expectations. Kinder Morgan provided the Company with a number of additional crude oil samples which were tested in the laboratory for future test correlation and operational planning purposes. Based on final analysis of in-field test results, SCADA operating data and subsequent analysis of crude oil samples at Temple University, Kinder Morgan and QS Energy are considering moving the AOT test facility to a different, higher-volume pipeline location. The Kinder Morgan Lease is currently in suspension and lease payments have not yet commenced.

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

The Company is actively seeking new deployments of its AOT technology. In August 2015, QS Energy was invited to an offshore oil transfer platform in the Gulf of Mexico. This offshore platform was assessed by QS Energy personnel for a potential deployment of the AOT viscosity reduction technology as a solution for super-heavy crude oil flow assurance issues. Following the site visit, subject to non-disclosure agreements executed by all parties, laboratory testing was performed on crude oil samples provided by the operator, which demonstrated significant AOT viscosity reductions. Detailed hydraulic analysis based on laboratory results and pipeline operating parameters was presented to the operator demonstrating potential benefits of AOT technology within the operator’s specified infrastructure. Based on this analysis, the Company was directed by the operator to prepare a preliminary configuration for AOT units optimized for the operator’s high-volume, space-constrained operations. Company engineers and supply chain partners have prepared an optimized configuration and production budget. Based on this optimized configuration, the operator is considering an onsite pilot test with full scale AOT equipment for deployment in 2018 or 2019.

The Company is in discussions with a large Middle Eastern oil company regarding AOT technology in the Middle East, having tested multiple oil samples provided by this oil company at Temple University in 2015 and 2016. In 2017, the Company tested multiple oil samples provided by the Middle Eastern oil company, the most recent of which was completed in October 2017. These tests demonstrated AOT viscosity reductions on the subject samples of 20% to 50% in a laboratory setting.

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

In July 2017, the Company filed for trademark protection for the word “eDiluent” in advance of rolling out a new marketing and revenue strategy based on the concept of using AOT to reduce pipeline dependence upon diluent to reduce viscosity of crude oils. A primary function of AOT is to reduce viscosity by means of its solid-state electronics technology; in essence providing an electronic form of diluent, or “eDiluent”. The Company plans to market and sell a value-added service under the name eDiluent, designed to be upsold by the Company’s midstream pipeline customers in an effort to provide the Company with long-term recurring revenues.

We are in discussions with several oil companies regarding installation of a demonstration AOT unit. The Company recently received an oil sample from U.S. midstream oil company, and is preparing to test this oil sample at Temple University during the fourth quarter 2017. The Company is in active discussions with a number of prospective customers in the South American market operating in areas highly reliant on naphtha, on a very expensive crude oil product, as diluent to achieve required viscosity reduction.

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

In 2015, the Company worked in collaboration with Newfield, SRI, Dr. Carl Meinhart, and our manufacturing partner to design and build an AOT prototype unit, for operations in the upstream crude oil pipeline market (“AOT Upstream”). In December 2015, we temporarily suspended Joule Heat and AOT Upstream development activities to focus Company resources on finalizing commercial development of the AOT Midstream. Testing terminated at SRI and all prototype equipment was returned to the Company.

During the third quarter 2017, the Company built a dedicated laboratory space at its Tomball Texas facility, and now has the capability to perform onsite testing utilizing our laboratory-scale AOT device, among other equipment. We restarted AOT Upstream development in September 2017, and plans to resume Joule Heat development in the future depending on the availability of sufficient capital and other resources. Also during the third quarter 2017, the Company built an outdoor facility at its Tomball Texas facility for onsite storage of AOT inventory and other large equipment.

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

Results of Operation for Nine and Three-month periods ended September 30, 2017 and 2016

Nine months ended September 30, 2017 and 2016

	Nine months ended
	September 30
	2017	2016	Change
Revenues	$50,000	$–	$50,000
Costs and expenses
Operating expenses	2,373,000	1,728,000	645,000
Research and development expenses	173,000	200,000	(27,000)
Loss before other income (expense)	(2,496,000)	(1,928,000)	(568,000)
Other income (expense)
Other income	–	1,000	(1,000)
Interest and financing expense	(1,649,000)	(1,450,000)	(199,000)
Loss on disposition of equipment	–	(3,000)	3,000
Net Loss	$(4,145,000)	$(3,380,000)	$(765,000)

During the nine-month period ended September 30, 2017, the Company recognized revenues of $50,000 pursuant to the completion of lease and testing agreement of the Company’s AOT equipment. There was no similar transaction during the period ended September 30, 2016.

Operating expenses were $2,373,000 for the nine-month period ended September 30, 2017, compared to $1,728,000 for the nine-month period ended September 30, 2016, an increase of $645,000. This is due to increases in non-cash expenses of $253,000, and in cash expenses of $392,000. Specifically, the increase in non-cash expenses are attributable to increases in depreciation of $6,000 and stock compensation expenses attributable to the fair value of options granted to directors and employees of $386,000, offset by decreases in stock compensation expenses attributable to the fair value of warrants granted to consultants and others of $139,000. The increase in cash expense is attributable to severance package expense of $671,000 with our Chief Executive Officer, and increases in legal and accounting of $16,000, and travel expenses of 16,000, offset by decreases in consulting fees of $217,000, corporate expenses of $18,000, insurance of $21,000, rent of $48,000, salaries and benefits of $3,000, and other expenses of $4,000.

Research and development expenses were $173,000 for the nine-month period ended September 30, 2017, compared to $200,000 for the nine-month period ended September 30, 2016, a decrease of $27,000. This decrease is attributable to an increase in product testing, research, patents and other costs of $2,000, offset by a decrease in prototype product development costs of $29,000.

Other income and expense were $1,649,000 expense for the nine-month period ended September 30, 2017, compared to $1,452,000 expense for the nine-month period ended September 30, 2016, a net decrease in other expenses of $197,000. This decrease is attributable to a decrease in other income of 1,000 and an increase in non-cash other expenses of $196,000. The decrease in other income is due to a decrease in other miscellaneous income of $1,000. The increase in non-cash other expense is due an increase in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $217,000, offset by decreases in other non-cash interest of $18,000 and loss on disposition of assets of 3,000.

The Company had a net loss of $4,145,000, or $0.02 per share, for the nine-month period ended September 30, 2017, compared to a net loss of $3,380,000, or $0.02 per share, for the nine-month period ended September 30, 2016.

Three months ended September 30, 2017 and 2016

	Three months ended
	September 30
	2017	2016	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	535,000	467,000	68,000
Research and development expenses	53,000	52,000	1,000
Loss before other income (expense)	(588,000)	(519,000)	(69,000)
Other income (expense)
Other income	–	1,000	(1,000)
Interest and financing expense	(227,000)	(517,000)	290,000
Net Loss	$(815,000)	$(1,035,000)	$220,000

The Company had no revenues in the three month-periods ended September 30, 2017 and 2016.

Operating expenses were $535,000 for the three-month period ended September 30, 2017, compared to $467,000 for the three-month period ended September 30, 2016, an increase of $68,000. This is due to an increase in non-cash expenses of $15,000, and an increase in cash expenses of $53,000. Specifically, the increase in non-cash expenses are attributable to decreases in depreciation of $4,000 and stock compensation expenses attributable to the fair value of warrants granted to consultants and others of $21,000, offset by an increase in stock compensation expenses attributable to the fair value of options granted to directors and employees of $32,000. The increase in cash expense is attributable to decreases in consulting fees of $34,000, legal and accounting fees of $5,000, offset by increases in corporate expenses of 34,000, insurance of $2,000, office expenses of $16,000, rent of $4,000, salaries and benefits of $21,000, and other expenses of $15,000.

Research and development expenses were $53,000 for the three-month period ended September 30, 2017, compared to $52,000 for the nine-month period ended September 30, 2016, an increase of $1,000.

Other income and expense were $227,000 expense for the three-month period ended September 30, 2017, compared to $516,000 expense for the three-month period ended September 30, 2016, a net increase in other income of $289,000. This increase is attributable to a decrease in other miscellaneous income of $1,000, and a decrease in non-cash other expenses of $290,000. The decrease in other income is due to a decrease in other miscellaneous income of $1,000. The decrease in non-cash other expense is due to decreases in expense attributable to interest, beneficial conversion features and warrants associated with convertible notes issued in the amount of $252,000 and other non-cash interest of $38,000.

The Company had a net loss of $815,000, or $0.00 per share, for the three-month period ended September 30, 2017, compared to a net loss of $1,035,000, or $0.01 per share, for the three-month period ended September 30, 2016.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $1,459,000 as of September 30, 2017. Our negative operating cash flow for the periods ended September 30, 2017 was funded primarily through issuance of convertible notes.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $4,145,000 and a negative cash flow from operations of $1,369,000 for the nine-month period ended September 30, 2017 and stockholders’ deficit of $1,459,000. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

During the period ended September 30, 2017, we received cash totaling $1,869,000 from issuance of our convertible notes payable, exercise of options and warrants, and private sale of unregistered securities, and used cash in operations of $1,369,000. At September 30, 2017, we had cash on hand in the amount of $587,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University, as amended; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2017 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine-months ended September 30, 2017, the Company incurred a net loss of $4,145,000, used cash in operations of $1,369,000 and had a stockholders’ deficit of $1,459,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2017, the Company had cash on hand in the amount of $587,000. Management estimates that the current funds on hand will be sufficient to continue operations through January 2018. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2017 and beyond.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of September 30, 2017, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2017, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine-month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the nine months ended September 30, 2017, the Company issued a total of 34,303,879 shares of its common stock as follows: 181,355 shares of common stock were issued upon the private sale of restricted common stock at a price of $0.21 per share and net proceeds of $38,000; 29,876,772 shares were issued upon the conversion of $1,522,000 in convertible notes at conversion rates ranging from $0.05 and $0.48 per share; and 4,245,752 shares were issued upon the exercise of options and warrants to purchase common stock at exercise prices ranging from $0.05 to $0.13 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

The proceeds received by the Company in connection with the above issuances of shares were used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

10.1	Jason Lane First Amendment to Employment Agreement

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

QS ENERGY, INC.

Date: November 14, 2017	By:	/s/ Michael McMullen
Michael McMullen
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

10.1	Jason Lane First Amendment to Employment Agreement

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

