Form 10-K
period 2017-12-31
QS Energy, Inc.
filed 2018-04-02
CIK 1103795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(281)738-1893

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2017, was $46,448,000.

The number of shares of the Registrant’s Common Stock outstanding as of March 30, 2018 was 236,176,617.

DOCUMENTS INCORPORATED BY REFERENCE - None

Transitional Small Business Disclosure Format (Check one)

Yes ☐ No ☒

QS ENERGY, INC.

FORM 10-K

INDEX4

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

Overview

QS Energy, Inc. (“QS Energy” or “Company” or “we” or “us” or “our”) develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that reduces crude oil viscosity by applying a high intensity electrical field to crude oil feedstock while in transit. AOT technology delivers reductions in crude oil viscosity and pipeline pressure loss as demonstrated in independent third-party tests performed by the U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™, at full-scale test facilities in the U.S. and China, and under commercial operating conditions on one of North America’s largest high-volume crude oil pipelines. Recent testing on a commercial crude oil condensate pipeline demonstrated high correlation between laboratory analysis and full-scale AOT operations under commercial operating conditions with onsite measurements and data collected by the pipeline operator on its supervisory control and data acquisition (“SCADA”) system. The AOT product has transitioned from laboratory testing and ongoing research and development to initial production and continued testing in advance of our goal of seeking acceptance and adoption by the midstream pipeline marketplace. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2018.

Our Company was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The name change was affected through a short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Additionally, QS Energy Pool, Inc., a California corporation, was formed as a wholly-owned subsidiary of the Company on July 6, 2015 to serve as a vehicle for the Company to explore, review and consider acquisition opportunities. To date, QS Energy Pool has not entered into any acquisition transaction. In 2017, the Company ended acquisition activities and is considering dissolving QS Energy Pool in 2018 to reduce costs associated with operating this subsidiary. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter Bulletin Board. More information including the Company’s fact sheet, logos and media articles are available at our corporate website, www.qsenergy.com.

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

The Company is actively seeking new deployments of its AOT technology. In August 2015, QS Energy was invited to an offshore oil transfer platform in the Gulf of Mexico. This offshore platform was assessed by QS Energy personnel for a potential deployment of the AOT viscosity reduction technology as a solution for super-heavy crude oil flow assurance issues. Following the site visit, subject to non-disclosure agreements executed by all parties, laboratory testing was performed on crude oil samples provided by the operator, which demonstrated significant AOT viscosity reductions. Detailed hydraulic analysis based on laboratory results and pipeline operating parameters was presented to the operator demonstrating potential benefits of AOT technology within the operator’s specified infrastructure. Based on this analysis, the Company prepared a preliminary configuration for AOT units optimized for the operator’s high-volume, space-constrained operations. Company engineers and supply chain partners presented an optimized configuration and production budget. Discussions continue with this operator regarding an onsite pilot test deployment of the proposed AOT configuration, targeting project planning in in 2018 and potential deployment in 2019.

In 2017, the Company shifted its business development efforts to the development of one or more pilot projects intended to demonstrate and document AOT efficacy, operational benefits, and financial impact. The Company is working with prospective customers on potential pilot project sites in three primary markets: U.S., South America, and Asia. Each of these prospects operates heavy crude oil pipelines. The Company’s short-term goal is to have at least one pilot project operational in 2018 with the intention of converting from pilot operations to revenue-generating commercial operations and future commercial AOT deployment. Company’s efforts are tightly focused on executing its pilot program strategy and conversations continue with prospective customers in the Gulf Coast, Canada, and the Middle East.

During the third quarter 2016, the Company developed a new onsite testing program to demonstrate AOT viscosity reduction at prospective customer sites. This program utilized a fully functional laboratory-scale AOT device designed and developed by the Company and tested at the Southern Research Institute. Under this program, Company engineers set up a temporary lab at the customer’s site to test a full range of crude oils. Fees charged for providing this service were dependent on scope of services, crude oil sample to be tested, and onsite time requirements. In the fourth quarter 2016, the Company entered a contract to provide these onsite testing services to a North American oil producer and pipeline operator over a one-week period in early 2017 at a fixed price of $50,000. This test was performed in January 2017; data analysis and final report was completed in March 2017. Test results demonstrated viscosity reduction under limited laboratory conditions. The test equipment was not capable of controlling temperature as required to simulate operating conditions. The oil producer has requested access to a full-scale pilot facility and operating data when available. The Company plans to upgrade the laboratory-scale AOT device in 2018 to include temperature control and is actively pursuing a pilot site to demonstrate AOT operations.

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

During the third quarter 2017, the Company built a dedicated laboratory space at its Tomball Texas facility, and now has the capability to perform onsite testing utilizing our laboratory-scale AOT device, among other equipment. Development of an AOT unit for use in crude oil upstream and gathering operations was restarted in September 2017 utilizing resources at the Tomball facility, and the Company plans to resume Joule Heat development in the future depending on the availability of sufficient capital and other resources. Also during the third quarter 2017, the Company built an outdoor facility at its Tomball Texas facility for onsite storage of AOT inventory and other large equipment.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We will need to raise substantial additional capital through 2018, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

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

Our primary goal is to provide the oil industry with a cost-effective method by which to increase the number of barrels of oil able to be transported per day through the industry’s existing and newly built pipelines. The greatest impact on oil transport volume may be realized through reductions in pipeline operator reliance on diluent for viscosity reduction utilizing AOT technology; a process the Company refers to as electronic diluent, or “eDiluent”. The Company filed for trademark protection of the term eDiluent in 2017. We also seek to provide the oil industry with a way to reduce emissions from operating equipment. We believe our goals are realizable via viscosity reduction using our AOT product line.

We believe QS Energy’s technologies will enable the petroleum industry to gain key value advantages boosting profit, while satisfying the needs of regulatory bodies at the same time. In 2014 and 2016, we installed and operated AOT equipment on two North American pipelines, demonstrating our ability to build, deliver and operate our AOT equipment on a high-volume commercial pipeline. Key players in the pipeline industry continue to demonstrate interest in our technologies.

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

Our strategy includes:

1.	Continue optimization and value engineering of our AOT Midstream commercial product line.
2.	Expand AOT Midstream pilot and commercial pipeline operations.
3.	Gain clearance from customers’ procurement divisions for expanded installation of AOT Midstream based on field pilot results.
4.	Publish material events, collaborative arrangements, framework agreements and joint development agreements.
5.	Co-Present with customers at various trade conferences in the United States.
6.	Continue to make inroads and meet with key strategic potential customers in the following geographic regions:
a.	Alberta, Canada
b.	Williston, Bakken Basin, USA
c.	Niobrara, Denver-Julesberg Basin, USA
d.	Uinta-Piceanse Basin
e.	Green River Basin
f.	Europe
g.	Middle East
h.	Asia
i.	Australia-Asia
j.	South and Central America

7.	Continue to make inroads and strategic alliances with additional supply chain and logistics support to rapidly expand our production capacity beyond its current physical limitations, adding capacity, reach and stability with pre-approved supply chain members that meet the criteria of the customers’ procurement divisions.

8.	Further develop additional AOT and product models beyond targeting upstream and gathering energy production and transport sectors.

9.	Continue to develop collaboratively additional scientific and technical whitepaper reports, product development enhancements, and additional products with our engineering support, consultants and relationships.
10.	Seek long-term recurring revenues by directly offering or licensing electronic viscosity reduction (electronic diluent, or “eDiluent”) as a service to reduce reliance on physical diluent.

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

Other nations with significant exploitable shale formations include Russia, China, Argentina, Colombia, Ecuador, Libya, Australia, Venezuela, Mexico and dozens of others, providing a ready market for crude oil pipeline optimization technologies as production comes online. All told, the U.S. Energy Information Administration estimates there to be 345 billion barrels of identified and recoverable shale oil worldwide.

Consequently, oil production greatly exceeds the capacity of existing pipelines in the U.S., Canada, South and Central America, and many other regions of the world, often resulting in delivery delays to refineries, as well as reliance on less desirable rail and tanker truck transport.

Recently, the softening of oil prices worldwide has incentivized producers and transporters to reduce costs and seek technologies that can provide greater operational efficiencies. AOT is specifically designed to increase pipeline capacity, while reducing reliance on diluent, pipeline operating costs and overhead, thereby increasing margins and delivering measurable competitive advantages.

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

Despite the recently depressed price level of global oil benchmarks, experts forecast continued growth in crude oil pipeline capital expenditures. In November 2017, Oil & Gas Journal reported demand for new crude oil pipelines accelerating in 2018. The global outlook currently forecasts new pipeline development costs in 2018 and beyond to exceed $50 billion. This demand is largely due to capacity constraints coupled with the high cost of delivering crude oil by truck or rail. In January 2018, the U.S. Energy Information Administration (“EIA”) advised that crude oil prices would likely remain flat as global production increased through 2019, with regional price differentials fluctuating due to pipeline capacity constraints and the high cost of delivering by truck or rail. As reported, in the absence of capacity constraints, the price differential between Western Canadian Crude and West Texas Crude typically settles around $18 per barrel. In February 2018, this differential peaked at $30 per barrel.

QS Energy’s AOT technology is strategically aligned with the major requirements and challenges facing the petroleum pipeline economy.

First, AOT allows the oil transportation sector to increase capacity while remaining within maximum pressure requirements. The technology can increase capacity for the industry and reduce reliance on truck and train transport, which has often proven inefficient and environmentally hazardous. Second, AOT helps to reduce power consumption and other operating costs for pipeline operators. These technologies optimize pipeline operating efficiency, which is especially important given the current oil price environment.

In answer to the energy industry’s pressing challenges, QS Energy is commercializing cost-efficient solutions for increasing the capacity of existing and new pipeline gathering and transmission systems, capable of reducing power consumption, operational overhead, increasing margins and delivering measurable competitive advantages.

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

Upstream Producers

The Upstream segment has the greatest exposure to commodity prices. When prices fall as has been the case recently, they feel the brunt of this realignment. They also have the most to gain from additional flow throughput capacity and therefore would see immediate benefit from QS Energy’s AOT.

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

Producers make the spot market price for every barrel delivered to refinery, minus the transport costs, tariffs, and marketing discounts associated with bringing the product to market. A rough rule of thumb for this market is that the further away they are from the refinery, the higher the transport costs to deliver the product. Discussions with Upstream entities has uncovered strong interest in solutions that unlock chokepoints from their field equipment to the transmission line loading terminals through viscosity reduction (AOT). In addition, this group would also benefit from transporters implementing our AOT transmission-line series due to its ability to increase the overall flow capacity of pipelines transporting product from loading terminals to market.

Midstream entities transport the bulk of the world’s crude oil output via the 400,000 miles of crude oil pipelines globally. Domestically, they deliver a large percentage of the U.S. daily production of 9.2 million barrels per day through 160,000 miles of crude pipelines. Midstream operators represent a strong and ready market for AOT, and field test deployments for both solutions are underway.

The pipeline transport operators’ business model is to charge a tariff to transport each barrel of oil through their pipeline. Due to the high daily volume of oil being transported and its value as a commodity, even incremental performance efficiencies can drive significant reductions in overhead reduction and increases in toll revenues. AOT may also provide pipeline operators the opportunity to offer on-demand electronic diluent as a service at a premium fee to customers highly dependent on diluent to meet viscosity requirements.

The potential benefits of AOT includes increased flow, reduced pipeline operating pressure and reduced friction losses and friction-induced heat build-up, providing economic benefits through increased capacity and toll rate income, and regulatory benefits through reductions in BTU per ton-mile, off-gassing and reduced carbon emissions (CO2).

Midstream Gathering Transporters

A subset of the Midstream transporters sector is the gathering line operators, this group often functions as a part of the Upstream producers’ operations, or within the Midstream transporter’s operations. Midstream gathering lines are the regional transportation infrastructure that connect Upstream oilfield gathering lines to Midstream long distance main trunk lines. Typically, these pipelines are of a relatively short length (20-100 miles) and have diameters between 6” and 12”, and could benefit from our smaller, lower cost AOT technology.

Downstream Refineries / Offloading Facilities

The third market category of the industry that can potentially benefit from our technologies consists of downstream refineries and rail, truck and marine offloading facilities. AOT viscosity reduction technology have the potential to benefit the Downstream market sector through reduced reliance on chemical-based flow assurance additives, reduced friction from turbulent pipelines, reduced volatility, and subsequent evaporation mitigation practices and hardware requirements as mandated by the U.S. Environmental Protection Agency.

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

Our second AOT commercial installation was a single AOT deployment initially installed in March 2015 on the Kinder Morgan Crude & Condensate pipeline, which provides takeaway capacity for the Eagle Ford Shale in South Texas, primarily delivering light crude oil. As discussed in the Overview section above, equipment was installed limited operations and tests were performed in 2015 and 2016. Based on final analysis of in-field test results, SCADA operating data and subsequent analysis of crude oil samples at Temple University, Kinder Morgan and QS Energy are considering moving the AOT test facility to a different, higher-volume pipeline location with more viscous crude.

The Company continues to optimize and value engineer its AOT product line, targeting both midstream and upstream markets. In 2018, the Company plans to focus its efforts and resources on its pilot program strategy and finalizing commercialization of the AOT product line.

Joule Heat Product Development

The Company began development its Joule Heat product in 2014, based around the new electrical heat system which reduces oil viscosity through a process known as joule heat, specifically targeting the upstream crude oil transportation market. The Company’s first Joule Heat prototype was installed for testing purposes under a joint development agreement with Newfield Exploration Company in June 2015 and the system is operational; however, changes to the prototype configuration will be required to determine commercial effectiveness of this unit. In December 2015, we temporarily suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT. We plan to resume Joule Heat development in the future depending on the availability of sufficient capital and other resources.

AOT Commercial Supply Chain

The Company has developed a well-established supply chain for fabrication of the commercial AOT. The supply chain consists of multiple component suppliers and manufacturing companies engaged under Independent Contractor Agreements according to their respective fields of expertise. The supply chain entities have been chosen for their ability to work collaboratively with QS Energy and for their existing relationships with current and potential future customers of QS Energy technologies. The external components such as pressure vessels, inlet and outlet piping header systems, personnel and equipment shelters are manufactured under contract with Power Service Inc. with offices in Wyoming, Utah, Colorado, Montana, North Dakota, and Texas. Internal components such as grid packs, electrical connections and other machined parts are manufactured by Industrial Screen and Maintenance, with offices in Wyoming and Colorado. All equipment is manufactured in the United States of America, using only approved raw materials and vendors for quality control and import/export compliance purposes and meet the certifications and specifications as dictated by our customers and their independent oversight and auditing authorities.

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

QS Energy is currently maintaining and licensing from Temple University a portfolio of domestic and international patents, which have either been granted or have been published and are pending subject to final approval by the respective patent agency. Each of these intellectual properties are related to QS Energy’s AOT, Joule Heat and Fuel Injector technologies. AOT technologies are being actively developed and marketed by the Company. Active development of QS Energy’s Fuel Injector and Joule Heat technologies have been suspended. The Company continues to maintain a license agreement with Temple University with respect to the underlying Fuel Injector patents, and is considering its options to re-start commercialization, sublicense the technology, or terminate the fuel injector license agreement with Temple. For details of the licensing agreements with Temple University, see Financial Statements attached hereto, Note 6. Please see ITEM 1A, Risk Factors below for a discussion of risks associated with these intellectual properties.

Current Business Status

The Company is currently focusing its efforts on securing one or more pilot projects specifically targeting three primary markets: U.S., South America, and Asia. Target prospects in each of these areas operate heavy crude oil pipelines with identified system-wide needs which may benefit from AOT viscosity reduction.

In November, the Company’s CEO and VP of Engineering traveled to South America, meeting with eight companies in Ecuador, Colombia, and Peru. After communicating remotely with engineers and executives of these companies over the past few months, this trip provided an opportunity to meet face-to-face, tour facilities and operations, and see first-hand how and where AOT would likely provide benefit to their operations. Each of these companies expressed both interest and need for our AOT technology and discussions are continuing at a variety of levels.

One of the Company’s most interesting South American prospects has a defined need to increase capacity on pipelines transporting a very heavy crude typical throughout South America. This operator is weighing the benefits of AOT against the option of installing more pump stations while adding more diluent to its blend to meet its needs. A heavy crude oil sample provided by this operator was tested at Temple University in March 2018, demonstrating viscosity reductions of 50% and above at variety of temperatures from room temperature up to 160 degrees Fahrenheit. Duration testing indicated this crude oil maintains AOT-induced viscosity reduction well beyond 24 hours, retaining 85% of its AOT viscosity reduction 24 hours post-treatment. Preliminary analysis of laboratory results applied to this operator’s pipeline infrastructure indicates AOT could decrease reliance on diluent and increase flow rates, resulting in increased pipeline capacity of more than 20%. We are now working with this operator to detail the scope and terms of a potential pilot project.

The Company recently reopened discussions with an Asian crude oil company with prior experience testing AOT equipment in the field. Although these discussions are early stage, we hope to move quickly based on their experience and familiarity with QS Energy and our technology.

In March 2018, the Company received preliminary approval from a prospective customer and has moved from concept to planning phase, targeting pilot installation in July 2018. Discussions are now underway to finalize project details and definitive documents. The overseas pipeline site under consideration transports very heavy crudes and is highly dependent on diluents to meet viscosity requirements. This project presents an excellent opportunity to determine AOT efficacy and demonstrate both financial and operational benefits of AOT. The pipeline operator is well positioned to benefit from system-wide adoption of AOT and could have high demand for our technology.

North America continues to be a market of major focus. After operating AOT on a condensate (ultralight) pipeline in Texas, we continue to work with this midstream operator to locate a new test site on a pipeline transporting heavier crude to demonstrate greater benefit from AOT viscosity reduction. We are also in discussions with several other U.S. and Canadian midstream companies regarding a pilot project allowing for data transparency. We are working closely with one midstream operator with an expressed interest in using AOT to alleviate pipeline bottlenecks in the Southern United States.

Our efforts are tightly focused on executing our pilot program strategy and conversations continue with prospective customers in the Gulf Coast, Canada, Europe, and the Middle East.

Laboratory and Scientific Testing

From 2010 through 2013, the Company worked with the U.S. Department of Energy (“US DOE”) to test its technology at the Department of Energy’s Rocky Mountain Oilfield Testing Center (“RMOTC”), near Casper, Wyoming.  This third-party testing independently verified the efficacy of the Company’s technology operating in a controlled facility, using commercial-scale prototype of our AOT equipment. These tests were summarized in the US DOE Rocky Mountain Oilfield Test Center report dated April 4, 2012 (“ROMRC Report”), which reported AOT measured pressure loss reduction of 40% and viscosity reduction of 40%; and reported observed reductions in line-loss and gains in pump operation efficiency across the entire length of the 4.4-mile test pipeline. A subsequent long-duration (24-hour) test at the RMOTC facility tested the effectiveness of AOT in treating oil overnight, as pipeline oil temperatures and viscosities drop. In its report dated May 3, 2012 to May 4, 2012, US DOE engineers recorded 56% reduction in viscosity of the AOT-treated oil versus untreated oil, with AOT effectively stabilizing oil viscosity throughout the overnight run despite dropping temperatures.

Laboratory testing of our AOT technology has been conducted by Dr. Rongjia Tao. Testing of the technology as applied to crude oil transmission has been conducted at Temple University in their Physics Department, in addition to the US DOE, at their Rocky Mountain Oilfield Testing Center, located on the Naval Petroleum Reserve #3 Teapot Dome Oilfield, north of Casper, Wyoming. In addition, a group led by Dr. Rongjia Tao, Chairman, Department of Physics of Temple University conducted experiments, using the laboratory-scale Applied Oil Technology apparatus at the National Institute of Standards and Technology (NIST) Center for Neutron Research (CNR). NIST is an agency of the U.S. Department of Commerce, founded in 1901 in Gaithersburg, Maryland.

Independent laboratory testing was also conducted as a collaborative effort by Temple University and PetroChina Pipeline R&D Center (“PetroChina”) in 2012. In its report dated June 26, 2012 (“PetroChina Report”), PetroChina concluded, “The above series of tests show that it is very effective to use AOT to reduce the viscosity of crude oil. We can see that AOT has significantly reduced the viscosity of Daqing crude oil, Changqing crude oil, and Venezuela crude oil, and greatly improved its flow rate.”.

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

Non-Disclosure Agreements

To protect our intellectual property, we have entered into agreements with certain employees and consultants, which limit access to, and disclosure or use of, our technology. There can be no assurance, however, that the steps we have taken to deter misappropriation of our intellectual property or third-party development of our technology and/or processes will be adequate, that others will not independently develop similar technologies and/or processes or that secrecy will not be breached. In addition, although management believes that our technology has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that our technology does not and will not so infringe or that third parties will not assert infringement claims against us in the future. Management believes that the steps they have taken to date will provide some degree of protection; however, no assurance can be given that this will be the case.

Employees

As of December 31, 2017, the Company had five (5) full-time employees. We also utilized the services of part-time consultants on an as-needed basis to assist us with various matters, including engineering, logistics, investor relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A. Risk Factors

We have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated insignificant revenues from operations in late 2006 and subsequently did not generate any revenues until 2014 and we have incurred recurring net losses every year since our inception in 1998. For the fiscal years ended December 31, 2017 and 2016, we had net losses of $4,835,000 and $4,000,000 respectively. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our debt and equity securities for cash. We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the Company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 2, 2018, our independent auditors stated that our consolidated financial statements for the year ended December 31, 2017 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring net losses and accumulated deficit from operations since inception. We had a stockholders’ deficit of $1,874,000 as of December 31, 2017. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations since our inception in February 1998 and have relied on external sources of capital to fund operations. We had $204,000 in cash at December 31, 2017 and used cash from operations of $1,786,000 for the year ended December 31, 2017.

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

As of December 31, 2017 and thereafter, our expenses ran, and are expected to continue to run, at an approximate “cash burn rate” of $100,000 per month, which amount could increase during 2018. In order to fund our capital needs, we conducted private offerings of our securities in 2016 and 2017. While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that an equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.

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

A large portion of our expenses, including expenses for our facilities, equipment and personnel, is relatively fixed and not subject to further significant reduction. In addition, we expect our operating expenses will increase in the future as we continue our commercialization efforts and increase our production and marketing activities, among other activities. Although we expect to generate revenues from sales of our products, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

Changes in governmental regulations and policies may affect export of our technologies.

The Company recognizes domestic and foreign governmental actions, including but not limited to trade restrictions and tariffs, may adversely affect our ability to export our technologies, or may adversely affect the economics of cross-border transactions.

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

The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company engaged in a high-risk business which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that can generate or influence daily trading volume and valuation. Should we even come to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous trading without negatively impacting share price. We cannot provide any assurance that a broader or more active public trading market for shares of our common stock will develop or be sustained. Due to these conditions, we cannot give any assurance that shareholders will be able to sell their shares at or near bid prices or at all.

The market price of our stock is volatile.

The market price for our common stock has been volatile during the last year, ranging from a closing price of $0.32 on October 11, 2017 to a closing price of $0.05 on December 30, 2016, and a closing price of $0.17 on March 23, 2018. Additionally, the price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including, developments with respect to patents or proprietary rights, announcements of technological innovations by us or our competitors, announcements of new products or new contracts by us or our competitors, actual or anticipated variations in our operating results due to the level of development expenses and other factors, changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates, conditions and trends in our industry, new accounting standards, general economic, political and market conditions and other factors.

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

We are authorized to issue up to 500,000,000 shares of common stock and up to 100,000,000 of preferred stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce the proportionate ownership and voting power of shareholders.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

In April 2017, the Company moved its executive offices to 23902 FM 2978, Tomball, Texas 77375. From May 2016 through May 2017, the Company’s executive offices were located at 5266 Hollister Avenue, Suite 219, Santa Barbara, CA 93111. Prior to May 2016, the Company’s executive offices were located at 735 State Street, Suite 500, Santa Barbara, California 93101.

Total rent expense under these leases in effect during the years ended December 31, 2017, and 2016 was $20,000 and $45,000, respectively which are included as part of Operating Expenses in the attached consolidated statements of operations. Remaining minimum lease commitments under the non-cancellable office lease at December 31, 2016 were $4,000 through May 2017. The Tomball Texas office is under a month-to-month lease payable at $1,500 per month. The Tomball facility is leased from JBL Energy Partners, an entity solely owned by Jason Lane, Company CEO.. See Note 9 of our consolidated financial statements attached hereto for a discussion and status of our office lease agreements.

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

	2017		2016		2015
	High	Low	High	Low	High	Low
First Quarter	$0.12	$0.05	$0.21	$0.07	$0.51	$0.34
Second Quarter	$0.30	$0.07	$0.19	$0.10	$0.47	$0.30
Third Quarter	$0.29	$0.17	$0.17	$0.10	$0.38	$0.15
Fourth Quarter	$0.32	$0.15	$0.07	$0.03	$0.34	$0.13

According to the records of our transfer agent, we had approximately 1,000 stockholders of record of our common stock at March 31, 2018. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

In August 2017, shareholders approved an increase in authorized shares of common stock from 300,000,000 to 500,000,000, approved the creation of a new class of preferred stock, and authorized the Company to issue up to 100,000,000 shares of preferred stock.

Issuances of Unregistered Securities in Current Fiscal Year

During the year ended December 31, 2017, the Company issued an aggregate of 35,031,881 shares of its common stock as follows:

•	In August 2017, the Company issued 181,355 shares of its common stock upon the private sale of restricted common stock for cash proceeds of $38,000 at a purchase price of $.21 per share.

•	The Company issued 29,986,772 shares of its common stock upon the conversion of $1,528,000 in convertible notes pursuant to the convertible notes conversion prices of $0.05 to $0.48 per share.

Shares of Common Stock Issued on Conversion of Notes in Year Ended December 31, 2017

Month of Issuance	Principal and Interest Converted to Common Stock	Conversion Price	Shares of Common Stock Issued
February 2017	$10,000	$0.05 per share	191,400
March 2017	$50,000	$0.05 per share	990,000
April 2017	$44,000	$0.05 to 0.10 per share	880,000
May 2017	$300,000	$0.05 to 0.10 per share	5,919,680
June 2017	$844,000	$0.05 per share	16,877,300
July 2017	$197,000	$0.05 to 0.48 per share	3,453,092
August 2017	$1,000	$0.05 per share	25,300
September 2017	$77,000	$0.05 per share	1,540,000
October 2017	$5,000	$0.05 per share	110,000
	$1,528,000		29,986,772

•	The Company issued 4,414,000 shares of its common stock upon the exercise of warrants for proceeds of $359,000 at exercise prices of $0.05 to $0.10 per share.

Shares of Common Stock Issued on Exercise of Warrants in Year Ended December 31, 2017

Month of Issuance	Warrant Proceeds	Warrant Exercise Price	Shares of Common Stock Issued
June 2017	$61,000	$0.15 per share	605,000
July 2017	$129,000	$0.05 to 0.10 per share	1,760,000
August 2017	$133,000	$0.10 per share	1,334,000
September 2017	$14,000	$0.05 per share	275,000
October 2017	$16,000	$0.05 per share	330,000
November 2017	$6,000	$0.05 per share	110,000
	$359,000		4,414,000

•	The Company issued 449,754 shares of its common stock upon the exercise of options for proceeds of $37,000 at exercise prices of $0.07 to $0.13 per share.

Shares of Common Stock Issued on Exercise of Options in Year Ended December 31, 2017

Month of Issuance	Option Proceeds	Option Exercise Price	Shares of Common Stock Issued
July 2017	$12,000	$0.05 to 0.10 per share	178,002
August 2017	$12,000	$0.10 per share	93,750
November 2017	$13,000	$0.05 per share	178,002
	$37,000		449,754

•	The Company issued convertible notes in aggregate value of $1,616,000 for net proceeds of $1,479,000, convertible into 32,321,540 shares in common stock of the Company at a conversion price of $0.05 per share, and in connection with these notes, issued warrants to purchase 16,160,770 shares of common stock of the Company at an exercise price of $0.05 per share and expiring one year from the date of issuance, summarized by month as follows:

Convertible Notes Issued in Year Ended December 31, 2017

Month of Issuance	Cash Proceeds	Face Value of Note	Conversion Price	Convertible to Shares of Common Stock	Warrants to Purchase Common Stock	Warrant Exercise Price	Warrant Expiration Month
February 2017	$121,000	$133,000	$0.05/share	2,662,000	1,331,000	$0.05/share	February 2018
March 2017	$80,000	$88,000	$0.05/share	1,760,000	880,000	$0.05/share	March 2018
April 2017	$155,000	$171,000	$0.05/share	3,413,540	1,706,720	$0.05/share	April 2018
May 2017	$1,113,000	$1,224,000	$0.05/share	24,486,000	12,243,000	$0.05/share	May 2018
	$1,469,000	$1,616,000		32,321,540	16,160,770

Issuances of Unregistered Securities in Prior Fiscal Year

During the year ended December 31, 2016, the Company issued an aggregate of 15,213,449 shares of its common stock as follows:

•	The Company issued 300,000 shares of common stock to consultants for services rendered with a fair value of $48,000 which is included as part of Operating Expenses in the accompanying consolidated statements of operations. The shares were valued at the trading price at the date of issuance.

•	The Company issued 14,913,449 shares of its common stock valued at $1,491,000 at conversion prices of $0.10 per share upon voluntary conversion of certain of the Company’s convertible promissory notes summarized by month as follows:

Shares of Common Stock Issued in Year Ended December 31, 2016

Month of Issuance	Principal and Interest Converted to Common Stock	Conversion Price	Shares of Common Stock Issued
January 2016	$33,000	$0.10/share	330,000
February 2016	$77,000	$0.10/share	770,000
March 2016	$248,000	$0.10/share	2,479,049
April 2016	$476,000	$0.10/share	4,756,400
June 2016	$60,000	$0.10/share	605,000
July 2016	$165,000	$0.10/share	1,650,000
August 2016	$231,000	$0.10/share	2,310,000
October 2016	$201,000	$0.10/share	2,013,000
	$1,491,000		$14,913,449

•	The Company issued convertible notes in aggregate value of $1,587,000 for net proceeds of $1,443,000, convertible into 15,870,449 shares in common stock of the Company at a conversion price of $0.10 per share, and in connection with these notes, issued warrants to purchase 7,935,225 shares of common stock of the Company at an exercise price of $0.10 per share and expiring one year from the date of issuance, summarized by month as follows:

Convertible Notes Issued in Year Ended December 31, 2016

Month of Issuance	Cash Proceeds	Face Value of Note	Conversion Price	Convertible to Shares of Common Stock	Warrants to Purchase Common Stock	Warrant Exercise Price	Warrant Expiration Month
January 2016	$30,000	$33,000	$0.10/share	330,000	165,000	$0.10/share	January 2017
February 2016	$171,000	$187,000	$0.10/share	1,874,049	937,025	$0.10/share	February 2017
March 2016	$562,000	$618,000	$0.10/share	6,183,100	3,091,550	$0.10/share	March 2017
April 2016	$27,000	$30,000	$0.10/share	300,300	150,150	$0.10/share	April 2017
June 2016	$115,000	$127,000	$0.10/share	1,265,000	632,500	$0.10/share	June 2017
July 2016	$370,000	$407,000	$0.10/share	4,070,000	2,035,000	$0.10/share	July 2017
August 2016	$168,000	$185,000	$0.10/share	1,848,000	924,000	$0.10/share	August 2017
	$1,443,000	$1,587,000		$15,870,449	7,935,225

The sales of the securities described above were made in reliance on the exemptions from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), and/or Regulation S promulgated thereunder, in that the sales were made without general advertising or solicitation in non-public offerings to accredited U.S. investors and/or to non-U.S. investors in transactions outside the United States. The above described shares of common stock, convertible notes and warrants were issued by the Company in furtherance of the terms and conditions of each such instrument, forms of which were attached to our Form 8-K filed June 6, 2017 as Exhibits 10.1.

Item 6. Selected Financial Data

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in Item 7 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-K, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2017, and we undertake no duty to update this information.

Overview

In the second quarter of 2014, we reached a major milestone in the Company’s evolution, generating revenues from our AOT technology for the first time since our inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2018.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2017 and also need to raise substantial additional capital in 2018, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation

Revenue Comparison, 2017 and 2016

During the twelve-month period ended December 31, 2017, the Company recognized revenues of $50,000 pursuant to the completion of lease and testing agreement of the Company’s AOT equipment. There was no similar transaction during the period ended December 31, 2016.

Operating Expense Comparison, 2017 and 2016

Operating expenses were $2,938,000 for the fiscal year ended December 31, 2017, compared to $2,103,000 for the fiscal year ended December 31, 2016, an increase of 835,000. This increase was attributable to increases in non-cash expenses of $410,000 and cash expenses of $425,000. Specifically, the increase in non-cash expenses is attributable to increases in stock-based compensation related to warrants and options issued to employees, directors and consultants of $340,000, depreciation of $12,000, and expenses incurred upon modification of terms to existing warrants of $58,000. The increase in cash expenses is attributable to increases in salaries and benefits of $121,000, a severance agreement expense of $580,000, travel expenses of $42,000, and other expenses of $1,000, offset by decreases in consulting fees of $235,000, corporate expenses of $27,000, insurance expenses of $21,000, office expenses of $10,000, and rent and utilities of $26,000.

Research and development expenses were $243,000 for the fiscal year ended December 31, 2017, compared to $279,000 for the fiscal year ended December 31, 2016, a decrease of $25,000. This decrease is attributable to decreases in AOT prototype development costs of $11,000 and licensing and research fees of $25,000.

Other income was a net expense of $0 for the fiscal year ended December 31, 2017, compared to an income net expense of $1,000 for the fiscal year ended December 31, 2016, a decrease of $1,000. In 2016, the Company recorded a loss from disposition of fixed assets of $3,000. In 2017, the Company recorded no losses on disposition of assets.

Interest expenses were $1,704,000 for the fiscal year ended December 31, 2017, compared to $1,617,000 for the fiscal year ended December 31, 2016, an increase of $87,000. This increase is attributable to an increase in non-cash interest and financing expense of $96,000 to account the fair value of the warrants issued with our convertible notes and the notes’ beneficial conversion feature, offset by a decrease on other non-cash interest expenses of $9,000.

We had a net loss of $4,835,000 or $0.02 loss per share for the fiscal year ended December 31, 2017 compared to a net loss of $4,000,000 or $0.02 loss per share for the fiscal year ended December 31, 2016.

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations since our inception in 1998. As of December 31, 2017, we had cash of $204,000 and a stockholders’ deficit of $1,874,000. Our operating cash flow in 2017 was funded primarily through cash reserves, the exercise of stock purchase warrants and options for cash, and the issuance of convertible notes for cash, and the private sale of restricted common stock.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $4,835,000 and used cash in operations of $1,786,000 for the year ended December 31, 2017. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At December 31, 2017, the Company had cash on hand in the amount of $204,000. Management estimates that the current funds on hand will be sufficient to continue operations through April 2018. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, and certain payments to a former officer, during the remainder of 2018 and beyond. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Contractual Obligations

The Company’s contractual commitments for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

Year ending December 31,	Office Lease (1)	License Agreements (2)	Compensation Agreements (3)	Total Obligations
2018	–	187,500	598,400	785,900
2019	–	187,500	149,600	337,100
2020	–	187,500	–	187,500
2021	–	187,500	–	187,500
2022	–	187,500	–	187,500
Total	$–	$937,500	$748,000	$1,685,500

___________________

(1)	The Company moved its headquarters to Tomball Texas in April 2017 under a month-to-month lease.
(2)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party.
(3)	Consists of base salary and certain contractually-provided benefits, to i) an executive officer, pursuant to severance in the amount of $580,000 that will be paid through March 31, 2019 pursuant to a separation agreement effective April 1, 2017; ii) an executive officer, pursuant to a two-year employment agreement effective April 1, 2017 at a base annual salary of $150,000 per year under a two-year contract effective April 1, 2017; and iii) an executive officer, pursuant to an employment agreement at a base annual salary of $158,400 per year.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of and for the years ended December 31, 2016 and 2017 are presented in a separate section of this report following Item 15 and begin with the index on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of December 31, 2017, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2017, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

Our management assessed the effectiveness of QS Energy, Inc.'s internal controls over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 framework). Based on our assessment, we conclude that, as of December 31, 2017, the Company has maintained effective internal control over financial reporting based on those criteria.

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

(b)	Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Composition of Board of Directors

Our bylaws provide that the Board shall consist of between one and eight directors, as determined by the Board from time to time. The Board consisted of seven (7) members elected by the holders of the common stock at the Company’s Meeting of Shareholders on July 14, 2017. Our directors are elected by our stockholders at each annual meeting of stockholders and will serve until their successors are elected and qualified, or until their earlier resignation or removal. Officers are appointed by our Board of Directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our Board of Directors. There are no family relationships among any of our current directors or our executive officers.

The following constitutes the Board of Directors as of December 31, 2017:

Name	Age	Position	Director Since
Jason Lane	43	Chief Executive Officer and Chairman, Director (Non-Independent)	2017
Donald Dickson(1)	60	Director (Independent)	2013
Thomas Bundros(1)	61	Director (Independent)	2015
Eric Bunting	48	Director (Independent)	2017
Gary Buchler(1)	61	Director (Independent)	2017
Richard Munn	61	Director (Independent)	2017
William Green	61	Director (Independent)	2017

(1) Member of the Audit Committee

Biographical Information Regarding Directors

Jason Lane, President and CEO (Non-Independent Director) was appointed to the Board of Directors effective April 1, 2017. Jason Lane is a veteran of the oil and gas industry with a 20-year track record of procuring and divesting oil and gas leases, mineral and royalty interests and production in the lower 48 States through his own partnerships and joint ventures. During his career, Mr. Lane has been directly involved in the leasing of more than 650,000 prime acres for his partnerships, has managed a 125 Landman operation responsible for title and lease acquisition work for several significant companies, and has operated and participated in the drilling of wells throughout the United States.

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

Eric Bunting M.D. (Independent Director) was appointed to the Board effective April 1, 2017. Dr. Bunting is a board-certified Ear, Nose, and Throat physician, and he is an owner and partner in an independent specialty group. This group has partnered with Wichita Surgical Specialist (“WSS”), which remains one of the country’s largest surgical multispecialty groups. Dr. Bunting has been on the board of directors of WSS for the last 10 years. Dr. Bunting graduated from Kansas University School of Medicine and subsequently received specialty training at Kansas University Medical Center. Dr. Bunting has many diverse business and entrepreneurial interests. Dr. Bunting has an interest in early startup companies and franchising opportunities. He is an owner and partner in approximately 40 fast-casual restaurant franchises in 10 states. He has board of director experience in the health care industry with multiple ambulatory surgical centers and a radiation center. Dr. Bunting has been an integral part of these boards through merger and acquisition periods. Other interests are in the wine and spirits industry where Dr. Bunting has been involved in a successful spirit start-up, which is poised for an acquisition opportunity. Dr. Bunting has other ongoing active business investments in the evolving internet artificial intelligence industry, as it relates to marketing and advertising. Dr. Bunting has been an investor in the Company, acquiring a significant number of shares over the last four years. During this period, he has been and will remain an unbiased shareholder advocate looking forward to commercialization, deployment, and eventual profitability for the Company.

Gary Buchler (Independent Director) was appointed to the Board on May 9, 2017. Mr. Buchler recently retired as Chief Operating Officer of the Natural Gas Pipeline business unit of Kinder Morgan, Inc. (NYSE: KMI) and operator of one of the largest interstate pipeline systems in the United States. With oversight of a combined annual expense/capital budget of $1.3 billion, Mr. Buchler was responsible for all Engineering, Operations, Environmental, Health and Safety (EHS), and Land Management functions for roughly 70,000 miles of transmission and gathering pipelines. Mr. Buchler was responsible for the day-to-day management of 3,900 employees, evaluation and oversight of expansion projects, and the evaluation of potential acquisitions. As Chief Operating Officer of the KM Gas Pipelines, Mr. Buchler was instrumental in the acquisition and integration of more than $45 billion in pipeline assets at Kinder Morgan. Mr. Buchler has held various management positions at Kinder Morgan since 1979, including Vice-President Engineering/Operations Pipeline Group, Vice-President Eastern Pipeline Operations, Vice-President Engineering and Operations Kinder Morgan Gas Treating/Kinderhawk Field Services, and Director of Pipeline Integrity. He earned a Bachelor’s Degree in Electrical Engineering from the University of Iowa and an MBA from the Keller Graduate School of Management.

Richard Munn (Independent Director) was appointed to the Board on May 9, 2017. Mr. Munn is one of the top players in the royalty and mineral arena as demonstrated over the last 15 years with 39 years of industry experience. Of note, he managed the royalty acquisition teams at Noble Royalties and other companies, closing on the acquisition of approximately $450 million worth of Royalty and Mineral Interests involving over 50 separate transactions. Mr. Munn has a solid reputation and extensive relationships with private and public U.S.-based energy producers and mineral holders. He has also managed his own exploration and production companies. From 2005 to 2007, Mr. Munn chaired the IPAA Business Development Committee and from 2007 to 2009, he chaired the IPAA Business Development/ Membership Committee. From 2005 to 2007, Mr. Munn chaired the Society of Petroleum Engineers Business Development Committee. In addition, to his network of oil and gas industry relationships, Mr. Munn is a licensed registered professional geologist in Wyoming with a B.A. in Geology from the University of Colorado

William Green (Independent Director) was elected to by shareholders to the Board on July 14, 2017. Mr. Green recently retired as VP of Downstream Marketing for Devon Energy Corp. Mr. Green has more than 30 years of experience in natural gas marketing with Devon and Mitchell Energy Corporation, both major "Shale" players. He has served as the Chairman of Natural Gas Supply Association, and recently served a three-year term on the Oklahoma University Energy Institute Advisory Board.

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

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2017:

Name	Age	Position
Jason Lane	43	Chief Executive Officer and President
Michael McMullen	58	Chief Financial Officer

Jason Lane, President and CEO, please see above under “Biographical Information Regarding Directors.”

Michael McMullen, Chief Financial Officer, joined QS Energy in July 2013 as Controller. In this role, Mr. McMullen designed and managed implementation of the Company’s Sarbanes-Oxley compliant internal controls and reporting procedures, and has been responsible for all financial operations and reporting. Mr. McMullen has extensive managerial and oversight experience in the areas of corporate governance, capitalization, asset valuation and risk assessment. Prior to joining QS Energy, Mr. McMullen served in senior executive capacities across a variety of industries. As a management consultant and financial advisor to mid-market healthcare and technology entities, he specialized in providing growth and transition management oversight to companies serving hospitals and cancer centers. In his role as Director of Strategic Development at Leema Energy Resources he managed acquisition, valuation and due diligence cycles for the purchase and resale of energy-related assets acquired from distressed savings and loan institutions, resulting in sale-leaseback, leveraged buyout and resale transactions totaling $150 million. At FloWind Corporation Mr. McMullen structured domestic power plant contracts, international joint venture agreements and equipment sales contracts in excess of $200 million and was responsible for management of FloWind’s $7 million research program, resulting in the development of the company’s next generation wind turbine technology. As CFO of SomethingNow, Inc. he was responsible for all finance and operations activities related to growing this internet company from start-up to commercial operations, resulting in the infusion of $20M in capital, establishing key strategic relationships and ultimately negotiating and closing the sale of the company to a NASDAQ 100 company.

CORPORATE GOVERNANCE

We maintain a corporate governance page on our corporate website at www.qsenergy.com, which includes information regarding the Company’s corporate governance practices. Our codes of business conduct and ethics, Board committee charters and certain other corporate governance documents and policies are posted on our website. In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Corporate Secretary, QS Energy, Inc., 23902 FM 2978, Tomball, TX 77375. The information on our website is not, and shall not be deemed to be, a part of this Form 10-K or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).

Board of Directors

Director Independence

Our Board of Directors as of December 31, 2017, consisted of seven (7) members. As of that date, the Board has affirmatively determined that Mr. Bundros, Mr. Dickson, Dr. Bunting, Mr. Buchler, Mr. Munn, and Mr. Green are independent directors. Mr. Lane, our President and Chief Executive Officer is not considered independent.

Meetings of the Board

The Board held twelve (12) meetings in 2017. A majority of the members attended all 4 board meetings held in 2017. The Board has held one (1) meetings in 2018 as of the date of this report.

Communications with the Board

The following procedures have been established by the Board in order to facilitate communications between our stockholders and the Board:

Stockholders may send correspondence, which should indicate that the sender is a stockholder, to the Board or to any individual director, by mail to Corporate Secretary, QS Energy, Inc. 23902 FM 2978, Tomball, TX 77375 or by e-mail to info@qsenergy.com.

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

Our shareholders may also communicate directly with the non-management directors, individually or as a group, by mail c/o Corporate Secretary, QS Energy, Inc23902 FM 2978, Tomball, TX 77375 or by e-mail to info@qsenergy.com.

The Audit Committee has established procedures, as outlined in the Company’s policy for “Procedures for Accounting and Auditing Matters”, for the receipt, retention and treatment of complaints regarding questionable accounting, internal controls, and financial improprieties or auditing matters. Any of the Company’s employees may confidentially communicate concerns about any of these matters by calling our toll-free number, +1 (844) 645-7737. Upon receipt of a complaint or concern, a determination will be made whether it pertains to accounting, internal controls or auditing matters and if it does, it will be handled in accordance with the procedures established by the Audit Committee.

Committees of the Board

The Board has a standing Audit Committee. This committee operates under a written charter. Copies of this charter, and other corporate governance documents, are available on our website, www.qsenergy.com In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Corporate Secretary, QS Energy Inc., 23902 FM 2978, Tomball, TX 77375.

The composition, functions and general responsibilities of this committee is summarized below.

Audit Committee

The Audit Committee currently consists of Mr. Bundros (chairperson), Mr. Dickson and Mr. Buchler. The Board has determined that Mr. Bundros, Mr. Dickson and Mr. Buchler are considered independent under rules of the SEC. The Audit Committee held a total of four (4) meetings during 2017, each attended by a majority of Audit Committee members. The Audit Committee has met once during 2018 as of the date of this report.

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

AUDIT COMMITTEE REPORT

The Audit Committee is currently composed of three (3) directors, Mr. Bundros (Chairperson), Mr. Dickson, and Mr. Buchler. The Board has determined that Mr. Bundros, Mr. Dickson and Mr. Buchler are considered independent within the rules of the SEC. The duties and responsibilities of a member of the Audit Committee are in addition to his duties as a member of the Board.

The Audit Committee operates under a written charter, which is available on the Company’s website. The Board and the Audit Committee believe that the Audit Committee charter complies with the current standards set forth in SEC regulations. There may be further action by the SEC during the current year on several matters that affect all audit committees. The Board and the Audit Committee continue to follow closely further developments by the SEC in the area of the functions of audit committees, particularly as it relates to internal controls for non-accelerated filers, and will make additional changes to the Audit Committee charter and the policies of the Audit Committee as required or advisable as a result of these new rules and regulations. The Audit Committee met four (4) times during 2017 and each was attended by a majority of committee members. The Audit Committee has met once during 2018 as of the date of this report.

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

Our Chief Executive Officer and Chief Financial Officer conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control – Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective as of December 31, 2017.

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

On the basis of these reviews and discussions, the Audit Committee (i) appointed Weinberg & Co., P.A. as the independent registered public accounting firm for the 2017 fiscal year and (ii) recommended to the Board that the Board approve the inclusion of the Company’s audited financial statements in the 10-K for filing with the SEC.

Respectfully submitted:

Thomas Bundros (Chairman)

Item 11. Executive Compensation

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)	Stock Awards ($)	Securities Underlying Options (#)	Full Value of Options ($)	All Other Compensation ($)	Total ($)
Jason Lane (1)	2017	$150,000	$–	3,000,000	$150,000	$–	$300,000
Chief Executive Officer

Michael McMullen (2)	2017	$158,400	$–	250,000	$15,000	$–	$173,400
Chief Financial Officer	2016	158,400	$–	500,000	$77,500	$–	$235,900

Greggory Bigger (3)	2017	$290,000	$–	–	$–	$–	$290,000
Former President,	2016	$290,000	$–	–	$–	$–	$290,000
Chief Executive Officer and
Chief Financial Officer

_________________

(1)	Mr. Lane was appointed Chief Executive Officer (“CEO”) effective April 1, 2017. Mr. Lane’s annual base salary under his employment agreement, as amended, as CEO is $150,000, for a two-year term. Additionally, Mr. Lane will be entitled to a bonus for any leased-based contract for the Company’s AOT technology and for any sales or other non-leased contracts for the Company’s AOT technology. The Company has also issued options (“Options”) to Mr. Lane to purchase 3,000,000 shares of restricted common stock of the Company. The Options shall vest pursuant to a two year vesting schedule, pursuant to which 500,000 of the Options, priced at $0.15 per share, and 500,000 of the Options priced at $0.25 per share, shall vest on April 1, 2018; thereafter, 1,000,000 of the Options, priced at $0.30 per share and 1,000,000 of the Options priced at $0.40 per share shall vest on April 1, 2019. Please see the section below under the title Employment Agreements for greater detail concerning Mr. Lane’s Employment Agreement with the Company.

(2)

Mr. McMullen was appointed Chief Financial Officer (“CFO”) effective April 1, 2017. Mr. McMullen’s annual base salary under his employment agreement as CFO is $158,400, for a two-year term. The Company has also issued options (“Options”) to Mr. McMullen to purchase 250,000 shares of restricted shares of common stock of the Company at a per share exercise price equal to the stock price listed on the OTCBB market at market close on April 3, 2017. 125,000 of the Options vested on April 1, 2017, and 125,000 Options shall vest on April 1, 2018. Please see the section below under the title Employment Agreements for greater detail concerning Mr. McMullen’s Employment Agreement with the Company.

From January 2014 through March 2017, prior to his appointment as CFO, Mr. McMullen served as Controller of the Company, Mr. McMullen was under an at-will contract at an annual salary rate of $158,400. As Controller, Mr. McMullen was issued options to purchase 500,000 shares common stock as employee compensation from May 2016 through April 2017 at prices ranging from $0.07 to $0.18 per share, vesting over periods of up to two years, and expiring ten years from the date of issuance.

(3)

On February 1, 2012, Mr. Bigger was appointed Chief Financial Officer and later appointed as Chief Executive Officer. Mr. Bigger resigned from all positions with the Company effective on April 1, 2017. As part of a separation agreement with Mr. Bigger, the Company agreed to pay him a total of $613,000 on an equal installment basis over 24 months.

No options were issued as executive compensation to Mr. Bigger in 2016 or 2017; however, options were granted to Mr. Bigger under the Company’s Board of Directors compensation policy as detailed in the Director Compensation section below.

OPTION GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 2017, the Company granted options to purchase 250,000 shares of common stock to Named Executive Officers as follows:

•	The Company has also issued options (“Options”) to Mr. McMullen to purchase 250,000 shares of restricted shares of common stock of the Company at a per share exercise price equal to the stock price listed on the OTCBB market at market close on April 3, 2017. 125,000 of the Options vested on April 1, 2017, and 125,000 Options shall vest on April 1, 2018. Total fair value of these options at grant date was approximately $15,000 using Black-Scholes Option Pricing with the following assumptions: life of 5 years; risk free interest rate of 1.88%; volatility of 116%; and dividend yield of 0%. During the year ended December 31, 2017, the Company recognized compensation costs of $13,000 based on the fair value of Mr. McMullen’s options that vested.

•	No options were granted to Mr. Bigger during the 2017 fiscal year as executive compensation; however, options were granted to Mr. Bigger under the Company’s Board of Directors compensation policy as detailed in the Director Compensation section below.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

No options were exercised by any of the Named Executive Officers during the 2017 fiscal year. The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2017 fiscal year.

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options ($)(1)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jason Lane	$–	$–	535,714	3,000,000	$64,000	$20,000
Michael McMullen	–	$–	425,000	375,000	$18,000	$17,000

(1) Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 31, 2017 the last trading day of the year was $0.19 per share.

EMPLOYMENT AGREEMENTS

Employment Agreement with Jason Lane

Mr. Lane’s employment agreement, as amended, (“Lane Employment Agreement”) with the Company is effective April 1, 2017, pursuant to which he will serve as the Company’s Chief Executive Officer. The term (“Term”) of the Lane Employment Agreement is two years. Annual base salary under the Lane Employment Agreement for the full Term is $150,000. The Company will also issue options (“Options”) to Mr. Lane to purchase 3,000,000 shares of restricted common stock of the Company. The Options shall vest pursuant to a two year vesting schedule, pursuant to which 500,000 of the Options, priced at $0.15 per share, and 500,000 of the Options priced at $0.25 per share, shall vest on April 1, 2018; thereafter, 1,000,000 of the Options, priced at $0.30 per share and 1,000,000 of the Options priced at $0.40 per share shall vest on April 1, 2019. The Options shall expire 10 years from the date of grant of the Options. Additionally, Mr. Lane will be entitled to a bonus for any leased-based contract for the Company’s AOT technology in the amount of 8% of gross cash flow in the first year of the Term and 6% of gross cash flow in the second year of the Term generated by any such leased-based contract. For any sales or other non-leased contracts for the Company’s AOT technology, Mr. Lane shall receive a one-time payment of 10% of the net profit of any such sale or contract. In addition, Mr. Lane shall be eligible to participate in any group health insurance plan offered by the Company to employees, or, should Mr. Lane select private health insurance outside of the Company’s group plan, Mr. Lane shall receive each month an amount from the Company equal to the premium paid by Mr. Lane for such private health insurance.

Employment Agreement with Michael McMullen

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

DIRECTORS COMPENSATION

During the year ended December 31, 2017, the Company granted options to purchase 8,461,852 shares of common stock to members of the Board of Directors under a new Board of Directors compensation policy adopted by the Company on May 6, 2014 and as amended effective January 1, 2015. The options are exercisable at $0.05/share to $0.19/share and expire ten years from the date of grant. A total of 8,461,852 options vested on December 31, 2017. Total fair value of these options at grant date was approximately $399,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 1.94% and 1.87%; volatility of 123% to 124%; and dividend yield of 0%.

The table below summarizes the compensation paid by the Company to its directors for the fiscal year ended December 31, 2017.

	Fees earned or paid in cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Jason Lane (3)	$		$32,000				$32,000
Thomas Bundros (4)	$6,000	–	$66,000	–	–	–	$72,000
Donald Dickson (5)	$6,000	–	$50,000	–	–	–	$56,000
Eric Bunting (6)	$–	–	$32,000	–	–	–	$32,000
Gary Buchler (7)	$3,000	–	$28,000	–	–	–	$31,000
Richard Munn (8)	$–	–	$28,000	–	–	–	$28,000
William Green (9)	$–	–	$20,000	–	–	–	$20,000
Gregg Bigger (10)	$–	–	$50,000	–	–	–	$50,000
Mark Stubbs (11)	$2,000	–	$75,000	–	–	–	$77,000
Charles Blum (12)	$2,000	–	$50,000	–	–	–	$52,000
Nathan Shelton (13)	$2,000	–	$50,000	–	–	–	$52,000

(1)	Effective July 1, 2013, the Board approved a compensation policy which includes a $500 monthly fee paid to any member of the Board of Directors who serves on a Board Committee. Effective May 6, 2014, the Board approved a revised compensation policy which continued this $500 monthly fee. As of December 31, 2017, Board Committee fees in the amount of $13,000 remained unpaid and was included as part of Accrued Expenses-related parties in the accompanying consolidated balance sheet.

(2)	Effective January 1, 2014, the Board passed a resolution suspending the July 1, 2013 Board compensation policy. Effective May 6, 2014, the Board approved a compensation policy which includes two annual grants of options, including i) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share closing price on the date of grant with an exercise price equal to the stock closing price on the date of grant, a one year vesting period and an expiration date 10 years from the date of grant; and ii) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share fair market value of the option calculated using the Black-Scholes Option Pricing Model based on market conditions, including stock closing price, risk free interest rate and stock volatility, on the date of grant with an exercise price equal to the stock closing price on the date of grant, vesting immediately and an expiration date 10 years from the date of grant. Also, effective July 1, 2013, the Board approved an annual grant of options to purchase 25,000 shares of common stock at a price equal to the stock’s closing price on the date of grant, vesting immediately and expiring 10 years from the date of grant as compensation to the chairman of the Board’s Audit Committee. Effective January 1, 2015, the Board amended the policy such that i) all options granted would vest over one year; and ii) options granted mid-year due to appointment to the Board or appointment to Chairman of the Audit Committee would be adjusted such that the number of shares would be calculated on a pro rata basis depending on the number of day remaining in the calendar year, and the options would vest December 31 of the year of grant.

(3)	On April 1, 2017, Mr. Lane was granted options to purchase 535,714 shares of common exercisable at $0.07/share, vesting monthly through December 31, 2017, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $32,00 using Black-Scholes Option Pricing. During the year ended December 31, 2017, the Company recognized compensation costs of $32,000 based on the fair value of Mr. Lane’s options that vested.

(4)

Mr. Bundros served on the Audit Committee throughout 2017 and was appointed Chairman of the Audit Committee effective April 1, 2017. On January 1, 2017, Mr. Bundros was granted options to purchase 1,000,000 shares of common exercisable at $0.05/share, vesting monthly through December 31, 2017, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $50,00 using Black-Scholes Option Pricing.

On April 1, 2017, as Chairman of the Audit Committee, Mr. Bundros was granted options to purchase 267,857 shares of common exercisable at $0.07/share, vesting monthly through December 31, 2017, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $16,00 using Black-Scholes Option Pricing.

During the year ended December 31, 2017, the Company recognized compensation costs of $66,000 based on the fair value of Mr. Bundros’ options that vested. As a member of a Board Committee, Mr. Bundros received compensation in the amount of $500 per month for the twelve-month period of January 1, 2017 through December 31, 2017.

(5)	On January 1, 2017, Dickson was granted options to purchase 1,000,000 shares of common exercisable at $0.05/share, vesting monthly through December 31, 2017, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $50,00 using Black-Scholes Option Pricing. During the year ended December 31, 2017, the Company recognized compensation costs of $50,000 based on the fair value of Mr. Dickson’s options that vested. As a member of a Board Committee, Mr. Dickson received compensation in the amount of $500 per month for the twelve-month period of January 1, 2017 through December 31, 2017.

(6)	On April 1, 2017, Dr. Bunting was granted options to purchase 535,714 shares of common exercisable at $0.07/share, vesting monthly through December 31, 2017, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $32,00 using Black-Scholes Option Pricing. During the year ended December 31, 2017, the Company recognized compensation costs of $32,000 based on the fair value of Dr. Bunting’s options that vested.

(7)	On May 9, 2017, Mr. Buchler was granted options to purchase 250,000 shares of common exercisable at $0.13/share, vesting monthly through December 31, 2017, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $28,00 using Black-Scholes Option Pricing. During the year ended December 31, 2017, the Company recognized compensation costs of $28,000 based on the fair value of Mr. Lane’s options that vested. Mr. Buchler was appointed to the Audit Committee effective June 1, 2017. As a member of a Board Committee, Mr. Buchler received compensation in the amount of $500 per month for the six-month period of June 1, 2017 through December 31, 2017.

(8)	On May 9, 2017, Mr. Munn was granted options to purchase 250,000 shares of common exercisable at $0.13/share, vesting monthly through December 31, 2017, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $28,00 using Black-Scholes Option Pricing. During the year ended December 31, 2017, the Company recognized compensation costs of $28,000 based on the fair value of Mr. Munn’s options that vested.

(9)	On July 14, 2017, Mr. Green was granted options to purchase 122,567 shares of common exercisable at $0.19/share, vesting monthly through December 31, 2017, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $20,00 using Black-Scholes Option Pricing. During the year ended December 31, 2017, the Company recognized compensation costs of $20,000 based on the fair value of Mr. Lane’s options that vested.

(10)

On January 1, 2017, Mr. Bigger was granted options to purchase 1,000,000 shares of common exercisable at $0.05/share, vesting monthly through December 31, 2017 and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $50,000 using Black-Scholes Option Pricing.

Mr. Bigger resigned from all positions with the Company effective on April 1, 2017. Through Mr. Bigger’s date of resignation, the Company recognized compensation costs of $13,000. As part of a separation agreement with Mr. Bigger, the Company agreed to immediately vested the stock options granted to him in January 2017 under the Board Compensation Polity to purchase 1,000,000 shares of common stock at $0.05 per share. The Company recognized an additional compensation cost of $53,000 due to changing the option vesting term in accordance with the separation agreement. Total compensation cost recognized by the Company during the year ended December 31, 2016, was $64,000 based on the fair value of Mr. Bigger’s options that vested.

(11)

Mr. Stubbs served as Chairman of the Audit Committee until his resignation from the Board effective April 1, 2017. On January 1, 2017, as a member of the Board and Chairman of the Audit Committee, Mr. Stubbs was granted options to purchase 1,500,000 shares of common exercisable at $0.05/share, vesting monthly through December 31, 2017 and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $75,000 using Black-Scholes Option Pricing. As a member of a Board Committee, Mr. Stubbs received compensation in the amount of $500 per month for the three-month period of January 1, 2017 through March 31, 2017.

Mr. Stubbs resigned from the Company’s Board of Directors effective on April 1, 2017. Through Mr. Stubbs’ date of resignation, the Company recognized compensation costs of $19,000. Upon his resignation, the Company agreed to immediately vest the stock options granted to him in January 2017 under the Board Compensation Polity to purchase 1,500,000 shares of common stock at $0.05 per share. The Company recognized an additional compensation cost of $77,000 due to changing the option vesting term in accordance with the separation agreement. Total compensation cost recognized by the Company during the year ended December 31, 2016, was $96,000 based on the fair value of Mr. Stubbs’ options that vested.

(12)

Mr. Blum served as Chairman of the Compensation Committee and as a member of the Audit Committee and the Governance and Nominating Committee until his resignation from the Board effective May 8, 2017. On January 1, 2017, Mr. Blum was granted options to purchase 1,000,000 shares of common exercisable at $0.05/share, vesting monthly through December 31, 2017 and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $50,000 using Black-Scholes Option Pricing. As a member of a Board Committee, Mr. Blum received compensation in the amount of $500 per month for the four-month period of January 1, 2017 through April 30, 2017.

Mr. Blum resigned from the Company’s Board of Directors effective on May 8, 2017. Through Mr. Blum’s date of resignation, the Company recognized compensation costs of $17,000. Upon his resignation, the Company agreed to immediately vest the stock options granted to him in January 2017 under the Board Compensation Polity to purchase 1,000,000 shares of common stock at $0.05 per share. The Company recognized an additional compensation cost of $74,000 due to changing the option vesting term in accordance with the separation agreement. Total compensation cost recognized by the Company during the year ended December 31, 2016, was $91,000 based on the fair value of Mr. Blum’s options that vested.

38

(13)

Mr. Shelton served as Chairman of the Governance and Nominating Committee and as a member of the Audit Committee and the Compensation Committee until his resignation from the Board effective May 8, 2017. On January 1, 2017, Mr. Shelton was granted options to purchase 1,000,000 shares of common exercisable at $0.05/share, vesting monthly through December 31, 2017 and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $50,000 using Black-Scholes Option Pricing. As a member of a Board Committee, Mr. Shelton received compensation in the amount of $500 per month for the four-month period of January 1, 2017 through April 30, 2017.

Mr. Blum resigned from the Company’s Board of Directors effective on May 8, 2017. Through Mr. Shelton’s date of resignation, the Company recognized compensation costs of $17,000. Upon his resignation, the Company agreed to immediately vest the stock options granted to him in January 2017 under the Board Compensation Polity to purchase 1,000,000 shares of common stock at $0.05 per share. The Company recognized an additional compensation cost of $74,000 due to changing the option vesting term in accordance with the separation agreement. Total compensation cost recognized by the Company during the year ended December 31, 2016, was $91,000 based on the fair value of Mr. Shelton’s options that vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2017.

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each of our directors;
•	the Company’s Chief Executive Officer and President, and Chief Financial Officer, are the only persons serving as a Named Executive as of December 31, 2017 whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company (such individuals are hereafter referred to as the “Named Executive Officers”); and all of our directors and executive officers serving as a group.

Named Executive Officers and Director	Number of Shares of Common Stock Beneficially	Percentage of Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)	Owned (2)
Lane, Jason – Chief Executive Officer, President, Director	535,714	0.23%
Bundros, Thomas – Director	3,844,569	1.64%
Dickson, Donald – Director	2,625,823	1.12%
Bunting, Eric – Director	8,194,240	3.50%
Buchler, Gary – Director	431,355	0.18%
Munn, Richard – Director	470,000	0.20%
Green, William – Director	122,567	0.05%
McMullen, Michael – Chief Financial Officer	425,000	0.18%
All directors and executive officers as a group	16,649,268	7.11%

(1)	Unless otherwise indicated, the address of each listed person is c/o QS Energy, Inc., 23902 FM 2978, Tomball, TX 77375.

(2)	Percentage of beneficial ownership is based upon 234,076,907 shares of the Company’s common stock outstanding as of December 31, 2017. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Accrued Expenses - Related Parties

As of December 31, 2017 and 2016, total accrued expenses – related parties amounted to $31,000 and $135,000, respectively. Included in the December 31, 2017 accrued amount are accrued payroll expenses to current executive officers and unpaid committee fees to current members of the Company’s Board of Directors of $19,000 and $13,000, respectively.

Director Independence

The Company believes Mr. Dickson, Mr. Bundros, Dr. Bunting, Mr. Buchler, Mr. Munn, and Mr. Green are independent, and Mr. Lane is non-independent.

Item 14. Principal Accounting Fees and Services

The Audit Committee has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2017.

Weinberg & Company, P.A. was first appointed in fiscal year 2003, and has audited our financial statements for fiscal years 2002 through 2016.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2017 and 2016.

	Amount
	Fiscal	Fiscal
Type of Fee	Year 2017	Year 2016
Audit (1)	$73,000	$76,000
Audit Related (2)		–
Taxes (3)	10,000	12,000
All Other (4)		–
Total	$83,000	$88,000

(1)	This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.
(2)	Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.
(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)     The following documents are filed as part of this Form 10-K.

Financial Statements:

Reference is made to the contents to the consolidated financial statements of QS Energy, Inc. under Item 7 of this Form 10-K.

(b)     Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant.
3.1(87)	Articles of Merger
3.1(93)	Amendment to Articles of Incorporation
3.2(77)	Amended and Restated Bylaws of the Registrant.
10.1(2)	Commercial Sublease dated October 16, 2003 between the Registrant and KZ Golf, Inc.
10.2(9)	Addendum to Commercial Sublease dated June 15, 2004 to Exhibit 10.1
10.3(10)	Amendment dated August 14, 2005 to Exhibit 10.1
10.4(10)	General Tenancy Agreement dated March 14, 2006 between the Registrant and Autumlee Pty Ltd.
10.5(3)	Agreement dated December 13, 2002 between the Registrant and RAND.
10.6(2)**	Agreement dated May 7, 2003 between the Registrant and RAND.
10.7(5)	Modification No. 1 dated as of August 21, 2003 to Exhibit 10.5
10.8(5)	Modification No. 2 dated as of October 17, 2003 to Exhibit 10.5
10.9(5)	Modification No. 3 dated as of January 20, 2004 to Exhibit 10.5
10.10(4)	Deed and Document Conveyance between the Trustee of the Property of Jeffrey Ann Muller and Lynette Anne Muller (Bankrupts).
10.11(4)	Assignment and Bill of Sale dated May 28, 2002 between the Registrant and Kevin Charles Hart.
10.12(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Eugene E. Eichler.
10.13(15)†	Separation Agreement dated November 9, 2006 between the Registrant and Eugene E. Eichler
10.14(11)†	Amended and Restated Employment Agreement dated October 5, 2005 between the Registrant and Bruce H. McKinnon.
10.15(6)	Save the World Air, Inc. 2004 Stock Option Plan
10.16(8)	Form of Incentive Stock Option Agreement under 2004 Stock Option Plan
10.17(8)	Form of Non-Qualified Stock Option Agreement under 2004 Stock Option Plan
10.18(8)	Consulting Agreement dated as of October 1, 2004 between the Registrant and John Fawcett
10.19(7)	License Agreement dated as of July 1, 2004 between the Registrant and Temple University – The Commonwealth System of Higher Education
10.20(8)	Consulting Agreement dated as of November 19, 2004 between the Registrant and London Aussie Marketing, Ltd.
10.21(13)	Amendment to Consulting Agreement dated September 14, 2006 to Exhibit 10.20
10.22(8)†	Employment Agreement dated September 1, 2004 with Erin Brockovich
10.23(15)†	Amendment to Employment Agreement dated as of July 31, 2006 to Exhibit 10.22
10.24(8)	Assignment of Patent Rights dated as of September 1, 2003 between the Registrant and Adrian Menzell
10.25(8)	Global Deed of Assignment dated June 26, 2004 between the Registrant and Adrian Menzell
10.26(11)†	Amended and Restated Employment Agreement dated as of March 1, 2006 between the Registrant and John Richard Bautista III
10.27(9)	Lease dated August 15, 2005 between the Registrant and Thomas L. Jackson
10.28(10)	Amendment dated February 1, 2006 to Exhibit 10.27
10.29(9)	Form of 9% Convertible Note issued in the 2005 Interim Financing
10.30(9)	Form of Stock Purchase Warrant issued in the 2005 Interim Financing
10.31(10)	Form of Stock Purchase Warrant issued in the 2005 Bridge Financing

10.32(11)	Form of Stock Purchase Warrant issued in 2006 Regulation S financing
10.33(11)	Form of Stock Purchase Warrant issued in 2006 PIPE financing
10.34(97)	Commercial Sublease between the Registrant and KZG Golf dated January 1, 2006
10.35(12)	Investment Agreement dated September 15, 2006 between the Registrant and Dutchess Private Equities Fund
10.36(12)	Registration Rights Agreement dated September 15, 2006 between the registrant and Dutchess Private Equities Fund, LLP
10.37(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.38(17)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.39(17)	R&D Agreement between the Registrant and Temple University dated February 2, 2007
10.40(14)	Note Purchase Agreement dated December 5, 2006 between the registrant and Morale Orchards LLC
10.41(14)	Form of Stock Purchase Warrant issued to Morale Orchards LLC
10.42(14)	Form of Convertible Note issued to Morale Orchards LLC
10.43(16)	Consulting Agreement dated January 4, 2007 between the Registrant and Spencer Clarke LLC
10.44(15)	Marketing Representative Agreement dated as of July 15, 2006 between the Company and SS Sales and Marketing Group
10.45(15)	Engagement Agreement between the Registrant and Charles K. Dargan II
10.46(15)	Form of 10% Convertible Note issued in 2007 PIPE Offering
10.47(15)	Form of Stock Purchase Warrant issued in 2007 PIPE Offering
10.48(18)	Appointment of New Directors, Nathan Shelton, Steven Bolio and Dennis Kenneally
10.49(19)	Issuance of RAND Final Report
10.50(20)	Delisting from OTCBB to OTC Pink Sheets
10.51(21)	Resignation of Director, Dennis Kenneally
10.52(22)	Resignation of Officer, Bruce H. McKinnon
10.53(23)	Form of 10% Convertible Note issued in 2007 Spring Offering
10.54(23)	Form of Stock Purchase Warrant issued in 2007 Spring Offering
10.55(24)	Termination of North Hollywood Lease
10.56(25)	Modification Agreement of 10% 2007 PIPE Convertible Notes
10.57(26)	Form of 10% Convertible Note issued in 2007 Summer Offering
10.58(26)	Form of Stock Purchase Warrant issued in 2007 Summer Offering
10.59(27)	Resignation of Director, J. Joseph Brown
10.60(28)	Resignation of Chief Financial Officer and Appointment of Interim Chief Financial Officer
10.61(29)	Separation Agreement dated June 15, 2007 between Registrant and Bruce H. McKinnon
10.62(30)	Resignation of Director, Bruce H. McKinnon
10.63(31)	Second Modification Agreement of 10% 2007 PIPE Convertible Notes
10.64(32)	Form of 10% Convertible Note issued in 2007 Fall Offering
10.65(32)	Form of Stock Purchase Warrant issued in 2007 Fall Offering
10.66(33)	Resignation of Director, Joseph Helleis
10.67(34)	Form of 10% Convertible Note issued in 2007/8 Winter Offering
10.68(34)	Form of Stock Purchase Warrant issued in 2007/8 Winter Offering
10.69(34)	Modification and Satisfaction Agreement of Convertible Notes with Morale Orchards, LLP and Matthews & Partners
10.70(35)	Termination of employment relationship with John Bautista
10.71(36)	Form of 10% Convertible Note issued in 2008 Summer Offering
Form of Stock Purchase Warrant issued in 2008 Summer Offering

10.72(37)	Form of 10% Convertible Note issued in 2008 Fall Offering
Form of Stock Purchase Warrant issued in 2008 Fall Offering
10.73(38)	Form of 10% Convertible Note issued in 2008 Winter Offering
Form of Stock Purchase Warrant issued in 2008 Winter Offering
10.74(39)	Letter Agreement with Temple University extending default ate
10.75(40)	Notice of first payment to Temple University under Letter Agreement
Announcement of date of 2010 Annual Shareholder Meeting
Appointment of Cecil Bond Kyte as new Chief Executive Officer
10.76(41)	Form of 10% Convertible Note issued in 2009 Winter Offering
Form of Stock Purchase Warrant issued in 2009 Winter Offering
10.77(42)	Employment Agreement with Cecil Bond Kyte
10.78(43)	Form of 10% Convertible Note issued in 2009 Winter #2 Offering
Form of Stock Purchase Warrant issued in 2009 Winter #2 Offering
10.79(44)	Form of 10% Convertible Note issued in 2009 Spring Offering
Form of Stock Purchase Warrant issued in 2009 Spring Offering
10.80(45)	Form of 7% Convertible Note issued in 2009 Summer Offering
Form of Stock Purchase Warrant issued in 2009 Summer Offering
10.81(46)	Passing of Steven Bolio, Company Director
10.82(47)	Form of 7% Convertible Note issued in 2009 Wellfleet Offering
Form of Stock Purchase Warrant issued in 2009 Wellfleet Offering
10.83(48)	Form of 7% Convertible Note issued in 2009 Fall Offering
Form of Stock Purchase Warrant issued in 2009 Fall Offering
10.84(49)	Letter to Shareholders
10.85(50)	Form of 10% Convertible Note issued in 2010 Winter Offering
Form of Stock Purchase Warrant issued in 2010 Winter Offering
10.86(51)	Settlement of Bruce H. McKinnon Arbitration Award
10.87(52)	Form of 10% Convertible Note Issued in 2010 Spring Offering
Form of Stock Purchase Warrant issued in to 2010 Spring Offering
10.88(53)	Form of 10% Convertible Note Issued in 2010 Summer Offering
Form of Stock Purchase Warrant issued in 2010 Summer Offering
10.89(54)	Form of 10% Convertible Note issued in 2010 Fall Offering
Form of Stock Purchase Warrant issued in 2010 Fall Offering
10.90(55)	Form of 10% Convertible Note issued in 2010 Fall Offering #2
Form of Stock Purchase Warrant issued in 2010 Fall Offering #2
10.91(56)	Resignation of Director John A. Price
10.92(57)	Form of 10% Convertible Note issued in 2011 Winter Offering
Form of Stock Purchase Warrant issued in 2011 Winter Offering
10.93(58)	Amendment to Employment Agreement with Cecil Kyte
Announcement of date of 2011 Annual Shareholder Meeting
10.94(59)	License Agreement between the Registrant and Temple University dated August 9, 2011

10.96(60)	Form of 10% Convertible Note Issued in 2011 Spring Offering
Form of Stock Purchase Warrant issued in 2011 Spring Offering
10.97(61)	Form of 10% Convertible Note Issued in 2011 Summer Offering
Form of Stock Purchase Warrant Issued in 2011 Summer Offering
10.94(62)	Form of 10% Convertible Note Issued in 2011 Fall Offering
Form of Stock Purchase Warrant Issued in 2011 Fall Offering
10.95(63)	Final Report of the Rocky Mountain Oilfield Testing Center of Viscosity Reduction Device (AOT)
10.96(64)	Form of 10% Convertible Note Issued in 2011 Fall#2 Offering
Form of Stock Purchase Warrant Issued in 2011 Fall#2 Offering
10.97(65)	Letter of Intent between Registrant and Heng He Xing Ye Technology Development Co., Ltd. dated October 19, 2011
10.98(66)	Announcement of resignation of Eugene E. Eichler, Interim Chief Financial Officer for health reasons.
10.99(67)	Form of 10% Convertible Note Issued in 2011 Fall#3 Offering
10.100(68)	Form of Stock Purchase Warrant Issued in 2011 Fall#3 Offering
10.101(69)	Form of 10% Convertible Note Issued in 2012 Winter Offering
10.102(70)	Form of Stock Purchase Warrant Issued in 2012 Winter Offering
10.103(71)	Letter of Intent between Registrant and LG Partners LLC (“LGP”)
10.104(72)	Cooperation Framework Agreement between Registrant and Heng He Xing Technology Development Co., Ltd (TDC) dated March 9, 2012
10.105(73)	Employment Agreement with Gregg Bigger, Chief Financial Officer
10.106(74)	U.S. Department of Energy Agreement dated February 6, 2012
10.107(75)	Continental Divide, LLC Agreement dated January 2, 2013
10.108(76)	Equipment Lease/Option to Purchase Agreement with TransCanada Keystone Pipeline, L.P.
10.109(79)	Amendment to Greggory M. Bigger Employment Contract.
10.110(80)	Cecil Bond Kyte Separation Agreement
10.111(81)	Equipment Lease/Option to Purchase Agreement, dated effective as of July 15, 2014, between Save The World Air, Inc. and Kinder Morgan Crude & Condensate LLC.
10.112(82)	Mutual Confidentiality Agreement, dated July 15, 2014, between Save The World Air, Inc. and Kinder Morgan Crude & Condensate LLC.
10.113(83)	Letter from TransCanada to Save The World Air, Inc., dated July 15, 2014.
10.114(84)	Newfield Exploration Company Joint Development Agreement.
10.115(85)	Haven Technology Solutions Joint Development Agreement.
10.116(86)	Registrant’s Business Plan
10.117(88)	Forms of Convertible Note, Warrant, and Securities Purchase Agreement in 2014 Fall Offering
10.118(89)	Forms of Convertible Note, Warrant, and Securities Purchase Agreement in 2015 Spring Offering
10.119(90)	Forms of Convertible Note, Warrant, and Securities Purchase Agreement in 2015 Winter Offering
10.120(91)	Amendment to Greggory M. Bigger Employment Agreement dated March 10, 2016.
10.121(92)	Temple Research Agreement dated March 19, 2012, as amended March 19, 2013.
10.122(93)	Jason Lane Employment Agreement effective April 1, 2017
10.123(94)	Michael McMullen Employment Agreement effective April 1, 2017
10.124(95)	Bigger Separation Agreement effective April 1, 2017
10.125(96)	Amendment to Jason Lane employment agreement
10.126(*)	Form of Securities Purchase Agreement
21	List of Subsidiaries
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000.
(2)	Incorporated by reference from Registrant’s Form 10KSB for the fiscal year ended December 31, 2002.
(3)	Incorporated by reference from Registrant’s Form 8-K filed on December 30, 2002.
(4)	Incorporated by reference from Registrant’s Form 8-K filed on November 12, 2002.
(5)	Incorporated by reference from Registrant’s Form 10QSB for the quarter ended March 31, 2004.
(6)	Incorporated by reference from Appendix C of Registrant’s Schedule 14A filed on April 30, 2004, in connection with its Annual Meeting of Stockholders held on May 24, 2004.
(7)	Incorporated by reference from Registrant Form 8-K filed on July 12, 2004.
(8)	Incorporated by reference from registrant’s Form 10KSB for the fiscal year ended December 31, 2004.
(9)	Incorporated by reference from Registrant’s Form 10QSB for the quarter ended September 30, 2005
(10)	Incorporated by reference from Registrant’s Form 10KSB for the fiscal year ended December 31, 2005
(11)	Incorporated by reference from Registrant’s Form SB-2 filed on June 28, 2006 (SEC File No. 333- 333-135415)
(12)	Incorporated by reference from Registrant’s Form 8-K filed on September 21, 2006
(13)	Incorporated by reference from Registrant’s Form SB-2 filed on October 6, 2006 (SEC File No. 333-137855)
(14)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2006
(15)	Incorporated by reference from Registrant’s Form 10KSB for the fiscal year ended December 31, 2006
(16)	Incorporated by reference from Registrant’s Form 8-K filed on January 10, 2007
(17)	Incorporated by reference from Registrant’s Form 8-K filed on February 8, 2007
(18)	Incorporated by reference from Registrant’s Form 8-K filed on February 16, 2007
(19)	Incorporated by reference from Registrant’s Form 8-K filed on May 3, 2007
(20)	Incorporated by reference from Registrant’s Form 8-K filed on May 22 2007
(21)	Incorporated by reference from Registrant’s Form 8-K filed on June 8, 2007
(22)	Incorporated by reference from Registrant’s Form 8-K filed on June 15, 2007
(23)	Incorporated by reference from Registrant’s Form 8-K filed on July 2, 2007
(24)	Incorporated by reference from Registrant’s Form 8-K filed on July 18, 2007
(25)	Incorporated by reference from Registrant’s Form 10QSB Amendment filed on November 20, 2007
(26)	Incorporated by reference from Registrant’s Form 8-K filed on October 9, 2007
(27)	Incorporated by reference from Registrant’s Form 8-K filed on October 23, 2007
(28)	Incorporated by reference from Registrant’s Form 8-K filed on November 9, 2007
(29)	Incorporated by reference form Registrant’s Form 10QSB filed on July 24, 2007
(30)	Incorporated by reference from Registrant’s Form 8-K filed on November 21, 2007
(31)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2007
(32)	Incorporated by reference from Registrant’s Form 8-K filed on December 20, 2007
(33)	Incorporated by reference from Registrant’s Form 8-K filed on February 25, 2008
(34)	Incorporated by reference from Registrant’s Form 8-K filed on March 11, 2008
(35)	Incorporated by reference from Registrant’s Form 8-K filed on March 27, 2008
(36)	Incorporated by reference from Registrant’s Form 8-K filed on September 3, 2008
(37)	Incorporated by reference from Registrant’s Form 8-K filed on November 6, 2008
(38)	Incorporated by reference from Registrant’s Form 8-K filed on December 11, 2008
(39)	Incorporated by reference from Registrant’s Form 8-K filed on January 13, 2009
(40)	Incorporated by reference from Registrant’s Form 8-K filed on January 28, 2009
(41)	Incorporated by reference from Registrant’s Form 8-K filed on January 29, 2009
(42)	Incorporated by reference from Registrant’s Form 10-K filed on March 31, 2009
(43)	Incorporated by reference from Registrant’s Form 8-K filed on March 17, 2009
(44)	Incorporated by reference from Registrant’s Form 8-K filed on May 8, 2009
(45)	Incorporated by reference from Registrant’s Form 8-K filed on September 30, 2009
(46)	Incorporated by reference from Registrant’s Form 8-K filed on November 24, 2009
(47)	Incorporated by reference from Registrant’s Form 8-K filed on December 7, 2009
(48)	Incorporated by reference from Registrant’s Form 8-K filed on February 3, 2010
(49)	Incorporated by reference from Registrant’s Form 8-K filed on March 22, 2010
(50)	Incorporated by reference from Registrant’s Form 8-K filed on April 8, 2010

(51)	Incorporated by reference from Registrant’s Form 8-K filed on April 13, 2010
(52)	Incorporated by reference from Registrant’s Form 8-K filed on May 7, 2010
(53)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2010
(54)	Incorporated by reference from Registrant’s Form 8-K filed on October 5, 2010
(55)	Incorporated by reference from Registrant’s Form 8-K filed on December 6, 2010
(56)	Incorporated by reference from Registrant’s Form 8-K filed on February 25, 2011
(57)	Incorporated by reference form Registrant’s Form 8-K filed on March 7, 2011
(58)	Incorporated by reference from Registrant’s Form 8-K filed on March 9, 2011
(59)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2011
(60)	Incorporated by reference from Registrant’s Form 8-K filed on June 9, 2011
(61)	Incorporated by reference from Registrant’s Form 8-K filed on August 10, 2011
(62)	Incorporated by reference from Registrant’s Form 8-K filed on October 21, 2011
(63)	Incorporated by reference from Registrant’s Form 8-K filed on October 25, 2011
(64)	Incorporated by reference from Registrant’s Form 8-K filed on December 14, 2011
(65)	Incorporated by reference from Registrant’s Form 8-K filed on December 27, 2011
(66)	Incorporated by reference from Registrant’s Form 8-K filed on January 4, 2012
(67)	Incorporated by reference from Registrant’s Form 8-K filed on January 23, 2012
(68)	Incorporated by reference from Registrant’s Form 8-K filed on January 23, 2012
(69)	Incorporated by reference from Registrant’s Form 8-K filed on February 8, 2012
(70)	Incorporated by reference from Registrant’s Form 8-K filed on February 8, 2012
(71)	Incorporated by reference from Registrant’s Form 8-K filed on March 16, 2012
(72)	Incorporated by reference from Registrant’s Form 8-K filed on March 20, 2012
(73)	Incorporated by reference from Registrant’s Form 10-K filed on March 30, 2012
(74)	Incorporated by reference from Registrant’s Form 10-K filed on March 30, 2012
(75)	Incorporated by reference from Registrant’s Form 10-K filed on March 22, 2013
(76)	Incorporated by reference from Registrant’s Form 8-K filed on August 2, 2013
(77)	Incorporated by reference from Registrant’s Form 8-K filed on July 8, 2013
(78)	Incorporated by reference from Registrant’s Form 8-K filed on December 20, 2013
(79)	Incorporated by reference from Registrant’s Form 10-K filed on March 17, 2014
(80)	Incorporated by reference from Registrant’s Form 10-K filed on March 17, 2014
(81)	Incorporated by reference from Registrant’s Form 8-K filed on July 21, 2014
(82)	Incorporated by reference from Registrant’s Form 8-K filed on July 21, 2014

(83)	Incorporated by reference from Registrant’s Form 8-K filed on July 21, 2014
(84)	Incorporated by reference from Registrant’s Form 10-Q filed on November 10, 2014
(85)	Incorporated by reference from Registrant’s Form 10-Q filed on November 10, 2014
(86)	Incorporated by reference from Registrant’s Form 8-K filed on December 1, 2015
(87)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2015
(88)	Incorporated by reference from Registrant’s Form 10-K filed on March 15, 2016
(89)	Incorporated by reference from Registrant’s Form 10-K filed on March 15, 2016
(90)	Incorporated by reference from Registrant’s Form 10-K filed on March 15, 2016
(91)	Incorporated by reference from Registrant’s Form 10-K filed on March 15, 2016
(92)	Incorporated by reference from Registrant’s Form 10-K filed on March 15, 2016
(93)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(94)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(95)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(96)	Incorporated by reference from Registrant’s Form 10-Q filed November 14, 2017
(97)	Incorporated by reference from Registrant’s Form 10QSB filed on May 17, 2006

Item 16: Form 10-K Summary

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorize.

QS Energy, Inc.

Date: April 2, 2018	By:	/s/ Jason Lane
Jason Lane
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Lane as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jason Lane	Chief Executive Officer and Chairman of the Board of Directors	April 2, 2018
Jason Lane

/s/ Thomas Bundros	Director	April 2, 2018
Thomas Bundros

/s/ Donald Dickson	Director	April 2, 2018
Donald Dickson

/s/ Eric Bunting, M.D.	Director	April 2, 2018
Eric Bunting, M.D.

/s/ Gary Buchler	Director	April 2, 2018
Gary Buchler

/s/ Richard Munn	Director	April 2, 2018
Richard Munn

/s/ William Green	Director	April 2, 2018
William Green

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

QS ENERGY, INC. AND SUBSIDIARIES

DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

QS Energy, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QS Energy, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced recurring operating losses and negative operating cash flows since inception, has a stockholders’ deficit, and has financed its working capital requirements through the recurring sale of its debt and equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

 We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Weinberg & Company, P.A.

We have served as the Company’s auditor since 2002

Weinberg & Company, P.A.

Los Angeles, California

April 2, 2018

QS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2017	2016
ASSETS
Current assets:
Cash	$204,000	$136,000
Prepaid expenses and other current assets	38,000	26,000
Total current assets	242,000	162,000
Property and equipment, net of accumulated depreciation of $51,000 and $32,000 at December 31, 2017 and 2016, respectively	46,000	17,000
Other assets	2,000	7,000
Total assets	$290,000	$186,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$852,000	$805,000
Accounts payable and accrued expenses	748,000	251,000
Accrued expenses-related parties	31,000	135,000
Deposit and other current liabilities	–	5,000
Convertible debentures, net of discounts of $47,000 and $92,000 at December 31, 2017 and 2016, respectively	533,000	348,000
Total current liabilities	2,164,000	1,544,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value: 500,000,000 shares authorized, 234,076,907 shares issued and outstanding, and 300,000,000 shares authorized, 199,045,026 shares issued and outstanding at December 31, 2017 and 2016, respectively	234,077	199,045
Additional paid-in capital	108,000,923	103,716,955
Accumulated deficit	(110,109,000)	(105,274,000)
Total stockholders’ deficit	(1,874,000)	(1,358,000)
Total liabilities and stockholders’ deficit	$290,000	$186,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended
	December 31
	2017	2016
Revenues	$50,000	$–

Operating expenses	2,938,000	2,103,000
Research and development expenses	243,000	279,000

Loss before other income (expense)	(3,131,000)	(2,382,000)

Other income	–	2,000
Interest and financing expense	(1,704,000)	(1,617,000)
Loss on disposition of equipment	–	(3,000)
Net Loss	$(4,835,000)	$(4,000,000)
Net loss per common share, basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	217,790,405	192,831,810

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2016	183,831,577	183,832	100,308,168	(101,274,000)	(782,000)
Common stock issued upon conversion of notes payable	14,913,449	14,913	1,476,087	–	1,491,000
Common stock issued for services	300,000	300	47,700	–	48,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	1,443,000	–	1,443,000
Fair value of options and warrants issued as compensation	–	–	442,000	–	442,000
Net loss	–	–	–	(4,000,000)	(4,000,000)
Balance, December 31, 2016	199,045,026	199,045	103,716,955	(105,274,000)	(1,358,000)
Common stock issued on private sale of securities	181,355	181	37,819	–	38,000
Fair value of common stock issued on exercise of warrants	4,863,754	4,864	391,136	–	396,000
Fair value of common stock issued on conversion of notes payable	29,986,772	29,987	1,498,013	–	1,528,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	1,469,000	–	1,469,000
Fair value of options and warrants issued as compensation	–	–	888,000		888,000
Net loss	–	–	–	(4,835,000)	(4,835,000)
Balance, December 31, 2017	234,076,907	$234,077	$108,000,923	$(110,109,000)	$(1,874,000)

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended
	December 31
	2017	2016
Cash flows from Operating Activities
Net loss	$(4,835,000)	$(4,229,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	888,000	442,000
Issuance of common stock for services	–	48,000
Amortization of debt discount	1,661,000	1,594,000
Accrued interest	52,000	23,000
Loss on disposition of assets	–	3,000
Depreciation and amortization	19,000	7,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,000)	24,000
Accounts payable and accrued expenses	497,000	69,000
Accounts payable – license agreements	47,000	215,000
Accounts payable and accrued expenses – related parties	(104,000)	(56,000)
Deposits and other current liabilities	(5,000)	5,000)
Net cash used in operating activities	(1,786,000)	(1,626,000)
Cash flows from investing activities
Purchase of equipment	(49,000)	(5,000)
Net cash used in investing activities	(49,000)	(5,000)
Cash flows from financing activities
Net proceeds from private sale of restricted common stock	38,000	–
Net proceeds from issuance of convertible notes and warrants	1,469,000	1,418,000
Net proceeds from exercise of warrants and options	396,000	–
Net cash provided by financing activities	1,903,000	1,418,000
Net decrease in cash	68,000	(213,000)
Cash, beginning of period	136,000	349,000
Cash, end of period	$204,000	$136,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$1,600
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$1,528,000	$1,491,000
Deposit exchanged to convertible note payable	–	25,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	$1,469,000	$1,443,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

QS Energy develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that reduces crude oil viscosity by applying a high intensity electrical field to crude oil feedstock while in transit. The AOT product has transitioned from the research and development stage to initial production for continued testing in advance of our goal of seeking acceptance and adoption by the midstream pipeline marketplace.

The Company also began commercial development of a suite of products based around the Joule Heat technology. The Company began fabrication of prototype equipment to be operated under a joint development agreement with a commercial entity in the fourth quarter of 2014. The Company’s first Joule Heat prototype was installed for testing purposes at the Newfield facility in June 2015 and the system is operational; however, changes to the prototype configuration will be required to determine commercial effectiveness of this unit. In addition, the Company filed two additional provisional patents related to the technology’s method and apparatus. In December 2015, we temporarily suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT Midstream. We currently plan to resume Joule Heat development in in the future depending on the availability of sufficient capital and other resources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the twelve-months ended December 31, 2017, the Company incurred a net loss of $4,835,000, used cash in operations of $1,786,000 and had a stockholders’ deficit of $1,874,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2017, the Company had cash on hand in the amount of $204,000. Management estimates that the current funds on hand will be sufficient to continue operations through April 2018. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation, payment of license and other fees to Temple University, salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2018 and beyond.

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

Revenue Recognition Policy

The Company leases its primary technology, and recognizes lease revenue ratably over the life of the lease upon commencement of the lease. Revenue on future product sales will be recognized upon meeting the following criteria: persuasive evidence of an arrangement exists; delivery has occurred or services rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured.

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

Impairment of Long-lived Assets

Our long-lived assets, such as property and equipment, are reviewed for impairment at least annually, or when events and circumstances indicate that depreciable or amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current value.

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results. Based upon management’s annual review, no impairments were recorded for the years ended December 31, 2017, and 2016.

Loss per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

For the years ended December 31, 2017 and 2016, the dilutive impact of outstanding stock options of 35,397,675 shares and 23,474,256 shares; outstanding warrants of 17,622,437 shares and 11,446,892 shares; and notes convertible into 4,847,333 and 2,540,211 shares of our common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to assumptions used in impairment analysis for property and equipment, valuing accruals and equity instruments issued for services, realization of deferred tax assets, among others. Actual results could differ from those estimates.

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

For the years ended December 31, 2017 and 2016 research and development costs were $243,000 and $279,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the years ended December 31, 2017 and 2016, patent costs were $45,000 and $64,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures but does not believe adoption of this pronouncement will have a material effect, if any.

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

Accrued Expenses – Related Parties consists of unpaid salaries and corresponding payroll taxes of officer’s salaries, unused vacation of officers and unpaid board and committee fees to members of the Company’s Board of Directors. As of December 31, 2017 and 2016, total accrued expenses – related parties amounted to $31,000 and $135,000, respectively. Included in these accruals are the unpaid salaries to a former President and current member of the Company’s Board of Directors of $0 and $15,000, respectively.

4.	Property and Equipment

At December 31, 2017 and 2016, property and equipment consists of the following:

	December 31,
	2017	2016

Office equipment	$30,000	$28,000
Furniture and fixtures	5,000	3,000
Testing equipment	37,000	18,000
Leasehold Improvements	25,000	–
Subtotal	97,000	49,000
Less accumulated depreciation	(51,000)	(32,000)
Total	$46,000	$17,000

During the year ended December 31, 2016, the Company disposed of certain property and equipment with aggregate costs of $38,000 and accumulated depreciation of $35,000 which resulted in a loss of $3,000. Depreciation expense for the years ended December 31, 2017 and 2016 was $19,000 and $7,000, respectively.

5.	Convertible Notes and Warrants

	December 31,
	2017	2016

Convertible note	$509,000	$417,000
Interest	71,000	23,000
Subtotal	580,000	440,000
Convertible note discount	(47,000)	(92,000)
Total	$533,000	$348,000

During the year ended December 31, 2016, the Company issued convertible promissory notes in the aggregate of $1,587,000 for cash proceeds of $1,418,000 and conversion of a deposit received from an investor in 2015 amounting to $25,000 and a discount of $144,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued 10% less than its face value, are unsecured, mature in twelve months from issuance and convertible at $0.10 per share. In addition, the Company also granted these note holders warrants to purchase 7.9 million shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.10 per share and expire one year from the date of issuance. As a result, the Company recorded a note discount of $1,587,000 to account for the relative fair value of the warrants, the notes’ beneficial conversion factor (“BCF”) and original issue discount (“OID”). The note discounts are amortized over the life of the notes or were amortized in full upon the conversion of the corresponding notes to common stock. During 2016, a total of $1,491,000 of notes payable were converted into 14.9 million shares of common stock and amortized note discount of $1,596,000 was recorded as interest expense. As of December 31, 2016, total outstanding notes payable amounted to $417,000 and unamortized note discount of $92,000. During the year ended December 31, 2016, the Company accrued interest of $21,000. As of December 31, 2016, total accrued interest amounted to $23,000 which was reported as part of convertible debentures in the accompanying consolidated balance sheet.

During the year ended December 31, 2017, the Company issued similar convertible promissory notes in the aggregate of $1,616,000 for cash proceeds of $1,469,000 and a discount of $147,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued 10% less than its face value, are unsecured, mature in twelve months from issuance and convertible at $0.05 per share. In addition, the Company also granted these note holders warrants to purchase 16,160,770 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.05 per share and expire one year from the date of issuance. As a result, the Company recorded a note discount of $1,616,000 to account for the relative fair value of the warrants, the notes’ BCF and OID. The note discounts are amortized over the life of the notes or were amortized in full upon the conversion of the corresponding notes to common stock. During 2017, a total of $1,528,000 of notes payable were converted into 29,986,732 shares of common stock and amortized note discount of $1,661,000 was recorded as interest expense. As of December 31, 2017, total outstanding notes payable amounted to $509,000 which are due through June 2018 and unamortized note discount of $47,000. During the year ended December 31, 2017, the Company accrued interest of $48,000. As of December 31, 2017, total accrued interest amounted to $71,000 which was reported as part of convertible debentures in the accompanying consolidated balance sheet. As of December 31, 2017, $380,600 of these notes are past due and the Company is currently in negotiations with the noteholders to settle the matured notes payable.

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

For the years ended December 31, 2017 and 2016, our research and development expenses were $243,000 and $279,000, respectively.

AOT Prototypes

During the years ended December 31, 2017 and 2016, the Company incurred total expenses of $53,000 and $64,000, respectively, in the manufacture and delivery of the AOT prototype equipment under lease agreements. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

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

Pursuant to the two licensing agreements, the Company paid Temple a non-refundable license maintenance fee of $300,000, and agreed to pay (i) annual maintenance fees of $187,500; (ii) royalty fee ranging from 4% up to 7% from revenues generated from the licensing agreements; and (iii) 25% of all revenues generated from sub-licensees to secure or maintain the sub-license or option thereon. The term of the licenses commenced in August 2011 and will expire upon expiration of the patents. The agreements can also be terminated by either party upon notification under terms of the licensing agreements or if the Company ceases the development of the patent or fails to commercialize the patent rights.

Total expenses recognized during each year ended December 31, 2017 and 2016 pursuant to these two agreements amounted to $187,500 each year and have been reflected in Research and Development expenses on the accompanying consolidated statements of operations. In addition, the Company also recognized penalty interest of $78,000 due to past due balance in the year ended December 31, 2016 which has been reflected in Research and Development expenses.

As of December 31, 2016, total unpaid fees due to Temple pursuant to these agreements amounted to $726,000, which are included as part of Accounts Payable – licensing agreement in the accompanying consolidated balance sheets.

In July 2017, the Company and Temple amended the Second Temple License agreement. Pursuant to the amendment, the Company paid Temple $62,000 and Temple agreed to defer payment of the remaining $135,000 in unpaid licensing fee until such time the Company generates revenues totaling $835,000 from the license. In addition, the unpaid balance of $135,000 will accrue interest of 9% per annum. As of December 31, 2017, all amounts owed under the Second Temple License agreement are either current or deferred under terms of the amendment.

As of December 31, 2017, total unpaid fees due to Temple pursuant to these agreements are $842,000, which are included as part of Accounts Payable – license agreements in the accompanying consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $36,000 are current, $376,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $430,000 are deemed past due. The past due amount of $430,000 is owed pursuant to the First Temple License. The Company is currently in negotiations with Temple to settle or cure the past due balance.

The Company generated $50,000 in revenue from the viscosity reduction license during the twelve-month period ended December 31, 2017. This amount is not sufficient to be subject to additional license fees under the license agreement. No revenues were earned from the two license agreements during the twelve-month period ended December 2016.

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

As of December 31, 2017 and 2016, total unpaid fees due to Temple pursuant to this agreement amounted to $10,000 and $79,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying consolidated balance sheets.

7.	Common Stock Transactions

Year Ending December 31, 2017

In August 2017, shareholders approved an increase in authorized shares of common stock from 300,000,000 to 500,000,000, approved the creation of a new class of preferred stock, and authorize the Company to issue up to 100,000,000 shares of preferred stock. During the year ended December 31, 2017, the Company issued an aggregate of 35,031,881 shares of its common stock as follows:

•	The Company issued 181,355 shares of its common stock upon the private sale of restricted common stock for cash proceeds of $38,000 at a purchase price of $.21 per share.

•	The Company issued 29,986,772 shares of its common stock upon the conversion of $1,528,000 in convertible notes pursuant to the convertible notes conversion prices of $0.05 to $0.48 per share.

•	The Company issued 4,414,000 shares of its common stock upon the exercise of warrants for proceeds of $359,000 at exercise prices of $0.05 to $0.10 per share.

•	The Company issued 449,754 shares of its common stock upon the exercise of options for proceeds of $37,000 at exercise prices of $0.07 to $0.13 per share.

Year Ending December 31, 2016

During the year ended December 31, 2016, the Company issued an aggregate of 15,213,449 shares of its common stock as follows:

•	The Company issued 14,913,449 shares of its common stock upon the conversion of $1,491,000 in convertible notes pursuant to the convertible notes conversion price of $0.10 per share.

•	The Company also issued 300,000 shares of common stock to consultants for services rendered with a fair value of $48,000 which is included as part of Operating Expenses in the accompanying consolidated statements of operations. The shares were valued at the trading price at the date of issuance.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options and warrants vest and expire according to terms established at the grant date.

Options

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and Non-employee options outstanding at December 31, 2017 was 5.6 years. Stock option activity for the period January 1, 2016 to December 31, 2017, was as follows:

	Options	Weighted Avg. Exercise Price
Options outstanding, January 1, 2016	21,535,148	$0.20
Options granted	2,250,527	0.46
Options exercised	–	–
Options cancelled	(311,419)	0.72
Options outstanding, December 31, 2016	23,474,256	$0.30
Options granted	12,561,852	0.12
Options exercised	(449,754)	0.05
Options cancelled	(188,679)	0.53
Options outstanding, December 31, 2017	35,397,675	$0.23

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of December 31, 2017 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.99	35,247,229	5.6	$0.22	31,147,229	$0.22
$ 1.00 - $ 1.99	150,446	5.6	$1.18	150,446	$1.18
	35,397,675		$0.23	31,297,675	$0.22

As of December 31, 2017, the market price of the Company’s stock was $0.19 per share. At December 31, 2017 the aggregate intrinsic value of the options outstanding was $1,174,000. Future unamortized compensation expense on the unvested outstanding options at December 31, 2017 is approximately $123,000.

Year Ending December 31, 2017

•	From January through July 2017, the Company issued options to purchase a total of 12,561,852 shares of common stock to employees, officers and members of the Board of Directors with a fair value of $647,000 using the Black-Scholes Option Pricing model. The options are exercisable from $0.07 up to $0.40 per share, vesting within one to three years and expiring in ten years from the date of grant. During the year ended December 31, 2017, the Company recognized compensation costs of $761,000 based on options that vested.

•	During the year ended December 31, 2017, the Company amortized $36,000 of compensation cost based on the vesting of the options granted to employees and directors in prior years.

Year Ending December 31, 2016

•	From January through May 2016, the Company issued options to purchase a total of 2,250,527 shares of common stock to employees, officers and members of the Board of Directors with a fair value of $357,000 using the Black-Scholes Option Pricing model. The options are exercisable from $0.18 up to $0.19 per share, vesting within one or two years and expiring in ten years from the date of grant. During the year ended December 31, 2016, the Company recognized compensation costs of $316,000 based on options that vested.

•	During the year ended December 31, 2016, the Company amortized $34,000 of compensation cost based on the vesting of the options granted to employees and directors in prior years.

Black-Scholes Option Pricing

The Company used the following average assumptions in its calculation using the Black-Scholes Option Pricing model:

	Years Ended
	2017	2016
Expected life (years)	5 – 6	5.5
Risk free interest rate	1.72 – 1.94%	1.23 – 1.72%
Volatility	114 – 124%	119 – 121%
Expected dividend yield	0%	0%

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) the contractual life of the underlying non-employee options is the expected life. The expected life of the employee option is estimated by considering the contractual term of the option, the vesting period of the option, the employees’ expected exercise behavior and the post-vesting employee turnover rate. (2) The expected stock price volatility was based upon the Company’s historical stock price over the expected term of the option. (3) The risk-free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options. (4) The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants.

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2016	4,411,667	$0.31
Warrants granted	8,735,225	0.11
Warrants exercised	–	–
Warrants cancelled	(1,700,000)	0.30
Warrants outstanding, December 31, 2016	11,446,892	$0.15
Warrants granted	16,160,770	0.05
Warrants exercised	(4,414,000)	0.08
Warrants cancelled	(5,571,225)	0.10
Warrants outstanding, December 31, 2017	17,622,437	$0.09

At December 31, 2017 the price of the Company’s common stock was $0.19 per share and the aggregate intrinsic value of the warrants outstanding was $0. Future unamortized compensation expense on the unvested outstanding warrants at December 31, 2017 is approximately $2,041,000.

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.99	17,622,437	0.9	$0.09	17,572,437	$0.09
	17,622,437		$0.09	17,572,437	$0.09

Year Ending December 31, 2017

•	In January through May 2017, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 16,160,770 shares of common stock with an exercise price of $0.05 per share, vesting immediately upon grant and expiring one year from the date of grant. See Note 5 for further discussion.

•	Effective May 2017, the Company amended the terms of a warrant issued in 2015, extending the expiration date of the warrant by twenty-four months with no changes to the other terms of the original grant. As a result, the Company recorded the incremental change in the fair value of this warrant before and after the date of the amendment of $90,000, computed using the Black-Scholes Option Pricing model with the following assumptions: life of 1.5 years; exercise price of $0.30 per share; stock price of $0.24 per share, average risk-free interest rate of 1.70%; average volatility of 140% and dividend yield of 0%. During the year ended December 31, 2017, the Company recognized an expense of $90,000 based on the fair value of the warrant as amended.

•	During the year ended December 31, 2017, the Company amortized $1,000 of compensation cost based on the vesting of the warrants granted consultants in prior years.

Year Ending December 31, 2016

•	In January through August 2016, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 7,935,225 shares of common stock with an exercise price of $0.10 per share, vesting immediately upon grant and expiring one year from the date of grant. See Note 5 for further discussion.

•	In February through July 2016 the Company granted warrants to purchase 800,000 shares of common stock to consultants. The options are exercisable starting at $0.12 per share to $0.18 per share, 600,000 shares vested immediately and 200,000 shares over vest two years, and expire in one to three years from the date granted. The fair value of these warrants was computed using the Black-Scholes Option Pricing model with the following assumptions: life of 1 year through 10 years; average stock price of $0.16 per share, average risk-free interest rate of 0.82%; average volatility of 110% and dividend yield of 0%. During the year ended December 31, 2016, the Company recognized an expense of $59,000 based on the fair value of warrants that vested.

•	In May 2016, the Company amended the terms of a warrant issued in 2015, extending the expiration date of the warrant by twelve months with no changes to the other terms of the original grant. As a result, the Company recorded the incremental change in the fair value of this warrant before and after the date of the amendment of $32,000, computed using the Black-Scholes Option Pricing model with the following assumptions: life of 1 year; stock price of $0.17 per share, average risk-free interest rate of 0.81%; average volatility of 97% and dividend yield of 0%. During the year ended December 31, 2016, the Company recognized an expense of $32,000 based on the fair value of the warrant as amended.

•	During the year ended December 31, 2016, the Company amortized $1,000 of compensation cost based on the vesting of the warrants granted to employees, directors and consultants in prior years.

9.	Commitments and Contingencies

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

Leases

On August 1, 2013, the Company entered into a non-cancellable lease at a Santa Barbara Facility with a 5-year term, expiring July 31, 2018 at a monthly rent of $6,000 as amended in February 2014. Effective May 1, 2016, the Company vacated the Santa Barbara Facility and subleased the space through the term of the master lease, terminating July 31, 2018 at $4,500 per month. The Company subsequently terminated both the master lease and sublease effective March 1, 2017.

In June 2016, the Company relocated its Santa Barbara office to an office space located at 5266 Hollister Avenue, Suite 219, Santa Barbara, CA 93111, under a twelve-month lease at a lease rate of $751 per month. The Company vacated the Hollister Avenue facility and terminated the lease in August 2017.

In April 2017, the Company relocated its headquarters to a Tomball Texas facility under a month-to-month lease at a monthly rent of $1,500.

Total rent expense during the years ended December 31, 2017 and 2016, was $20,000 and $45,000, respectively which are included as part of Operating Expenses in the attached consolidated statements of operations.

Contractual Commitments

The Company’s contractual commitments for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

Year ending December 31,	Office Lease (1)	License Agreements (2)	Compensation Agreements (3)	Total Obligations
2018	–	187,500	598,400	785,900
2019	–	187,500	149,600	337,100
2020	–	187,500	–	187,500
2021	–	187,500	–	187,500
2022	–	187,500	–	187,500
Total	$–	$937,500	$748,000	$1,685,500

___________________

(1)	Company moved its headquarters to Tomball Texas under a month-to-month lease.
(2)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party.
(3)	Consists of base salary and certain contractually-provided benefits, to i) a former executive officer, pursuant to an severance in the amount of $580,000 that will be paid through March 31, 2019 pursuant to a separation agreement effective April 1, 2017; ii) an executive officer, pursuant to a two-year employment agreement effective April 1, 2017 at a base annual salary of $150,000 per year; and iii) an executive officer, pursuant to a two-year agreement effective April 1, 2017 at a base annual salary of $158,400 per year.

10.	Income Taxes

The Company did not provide any Federal and State income tax for the years ended December 31, 2017 and 2016 due to the Company’s net losses, other than $1,600 for the minimum state tax provision which was reported as part of operating expense in the accompanying statements of operations. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2017	2016
Computed tax provision (benefit) at federal statutory rate (34%)	$(546,000)	$(593,000)
State income taxes, net of federal benefit (8.84%)	(142,000)	(154,000)
Valuation allowance	689,600	748,600
Income tax provision	$1,600	$1,600

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31,
	2017	2016
Net operating loss carry forwards	$14,746,000	$21,552,000
Stock based compensation	(249,000)	(181,000)
Non-cash interest and financing expenses	(480,000)	(663,000)
Other temporary differences	(176,000)	(81,000)
Valuation allowance	(13,841,000)	(20,627,000)
Total deferred taxes net of valuation allowance	$–	$–

As of December 31, 2017, the Company had net operating losses available for carry forward for state and federal tax purposes of approximately $53 million expiring through 2037. These carry forward benefits will be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

As of December 31, 2017, the Company recorded a valuation allowance of $13,841,000 for its deferred tax assets since the Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. This valuation is based on the new federal corporate tax rate of 21% effective 2018 resulting in an effective bended state and federal tax rate of 28%.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2017 and 2016, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2017, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2017 and 2016.

11.	Subsequent Events

Grant of Stock Options

The Company granted members of the Board of Directors stock options to purchase a total of 1,944,446 shares of common stock. The stock options vest over one year, exercisable at $0.18 per share and will expire in 10 years. Total fair value of the stock options amounted to $292,000 which will be expensed over its vesting period.

Issuance of Convertible Notes

From February 26, 2018, through March 31, 2018, the Company issued and sold to accredited US investors and non-U.S. investors an aggregate of $314,000 Convertible Promissory Notes (the “Notes”) and warrants to purchase an aggregate of 1,959,375 shares of common stock (the “Warrants”). The Company received proceeds from the closing of the private placement of $285,000, which funds were used, and are being used, for general corporate purposes and working capital. Of the Notes issued, one Note was issued to a current member of the Company’s Board of Directors on in the amount of $44,000 convertible to 550,000 shares of common stock and Warrants to purchase 275,000.

The Notes are due twelve (12) months from their respective issuance dates (the “Maturity Date”). The Notes do not bear interest and were issued in the face amount equal to 110% of the purchasers’ commitments. The Notes are convertible into shares of the Company’s common stock at a rate of $0.08 per share. If the Notes are not paid in full by the Maturity Date, the balance remaining on the Maturity Date shall be increased by 10% and the Company shall be required to pay interest at a rate of 10% per annum thereon until all sums thereunder are paid in full.

The Warrants are exercisable into shares of the Company’s common stock for a term of one (1) year at an exercise price of $0.08 per share. The Warrants also contain provisions that protect the holders against dilution by adjustment of the conversion price in certain events involving a reduction or increase in the Company’s shares.

The offering was made to non-U.S investors and to U.S. “accredited investors,” as the term is defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and were made without general advertising or solicitation. The securities sold in the offering were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on exemptions from registration including the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation S promulgated under the Securities Act, and corresponding provisions of state securities law, which, respectively, exempt transactions by an issuer not involving any public offering or transactions with non-U.S. Investors.

Conversion of Convertible Notes

In February and March 2018, the Company issued 935,000 shares of common stock upon conversion of previously issued convertible notes in aggregate value of $72,000.

Exercise of Warrants

In February and March 2018, the Company issued 935,000 shares of common stock upon the exercise of previously issued warrants for aggregate cash proceeds of $46,750. On March 30, 2018, a member of the Company’s Board of Directors exercised a warrant to purchase 275,000 shares of common stock which are scheduled to be issued on April 2, 2018 on proceeds of $22,000.

Exercise of Options

In February 2018, the Company issued 179,710 shares of common stock to a Director of the Company upon the exercise of previously issued options for aggregate cash proceeds of $12,580.

Common stock issued in exchange for services

In March 2018, the Company issued 50,000 shares of common stock in exchange for services in aggregate value of $12,000.

EXHIBITS

Exhibit No.	Description

10.126	Securities Purchase Agreement

21	List of Subsidiaries

24	Power of Attorney (included on Signature Page)

31.1	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

31.2	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.

32.0	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

48