Form 10-Q
period 2018-03-31
QS Energy, Inc.
filed 2018-05-15
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares of the Registrant’s Common Stock outstanding as of May 14, 2018 was 243,104,265.

QS ENERGY, INC.
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	March 31,
	2018	December 31,
	(unaudited)	2017
ASSETS
Current assets:
Cash	$225,000	$204,000
Prepaid expenses and other current assets	23,000	38,000
Total current assets	248,000	242,000
Property and equipment, net of accumulated depreciation of $59,000 and $51,000 at March 31, 2018 and December 31, 2017, respectively	38,000	46,000
Other assets	2,000	2,000
Total assets	$288,000	$290,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$915,000	$852,000
Accounts payable and accrued expenses	763,000	748,000
Accrued expenses and accounts payable-related parties	37,000	31,000
Convertible debentures, net of discounts of $183,000 and $47,000 at March 31, 2018 and December 31, 2017, respectively	577,000	533,000
Total current liabilities	2,292,000	2,164,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value: 500,000,000 shares authorized, 236,751,367 and 234,076,907 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	236,752	234,077
Additional paid-in capital	108,568,248	108,000,923
Accumulated deficit	(110,809,000)	(110,109,000)
Total stockholders’ deficit	(2,004,000)	(1,874,000)
Total liabilities and stockholders’ deficit	$288,000	$290,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended
	March 31,
	2018	2017

Revenues	$–	$50,000

Costs and Expenses
Operating expenses	494,000	1,258,000
Research and development expenses	47,000	64,000
Loss before other income (expense)	(541,000)	(1,272,000)

Other income (expense)
Interest and financing expense	(159,000)	(212,000)

Net Loss	(700,000)	(1,484,000)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding, basic and diluted	234,610,752	199,260,966

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the Three months Ended MARCH 31, 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2018	234,076,907	$234,077	$108,000,923	$(110,109,000)	$(1,874,000)
Common stock issued on exercise of warrants and options	1,345,710	1,346	69,654		71,000
Fair value of common stock issued on conversion of notes payable	1,278,750	1,279	97,721		99,000
Fair value of warrants and beneficial conversion feature of issued convertible notes			245,000		245,000
Fair value of options and warrants issued as compensation			143,000		143,000
Common stock issued for services	50,000	50	11,950		12,000
Net loss				(700,000)	(700,000)
Balance, March 31, 2018	236,751,367	$236,752	$108,568,248	$(110,809,000)	$(2,004,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Three months ended
	March 31
	2018	2017
Cash flows from Operating Activities
Net loss	$(700,000)	$(1,484,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	143,000	235,000
Issuance of common stock for services	12,000	–
Amortization of debt discount and accrued interest	143,000	192,000
Depreciation and amortization	8,000	2,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	15,000	(5,000)
Accounts payable and accrued expenses	15,000	141,000
Accounts payable – license agreements	63,000	66,000
Accounts payable and accrued expenses – related parties	6,000	662,000
Deposits and other current liabilities	–	20,000
Net cash used in operating activities	(295,000)	(171,000)
Cash flows from investing activities
Purchase of equipment	–	(19,000)
Net cash used in investing activities	–	(19,000)
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	245,000	201,000
Net proceeds from exercise of warrants and options	71,000	–
Net cash provided by financing activities	316,000	201,000
Net increase in cash	21,000	11,000
Cash, beginning of period	204,000	136,000
Cash, end of period	$225,000	$147,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$99,000	$120,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	245,000	201,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

The Company commenced, but has suspended for now, commercial development of a suite of products based around the Joule Heat technology. The Company began fabrication of prototype equipment to be operated under a joint development agreement with a commercial entity in the fourth quarter of 2014. The Company’s first Joule Heat prototype was installed for testing purposes at the Newfield facility in June 2015 and the system is operational; however, changes to the prototype configuration will be required to determine commercial effectiveness of this unit. In addition, the Company filed two additional provisional patents related to the technology’s method and apparatus. In December 2015, we temporarily suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT Midstream. We currently plan to resume Joule Heat development in in the future depending on the availability of sufficient capital and other resources.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2018, the Company incurred a net loss of $700,000, used cash in operations of $295,000 and had a stockholders’ deficit of $2,004,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2017 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At March 31, 2018, the Company had cash on hand in the amount of $225,000. Management estimates that the current funds on hand will be sufficient to continue operations through August 2018. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2018 and beyond.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At March 31, 2018 and 2017, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	March 31, 2018	March 31, 2017
Options	37,301,300	29,974,256
Warrants	17,590,812	9,064,317
Common stock issuable upon conversion of notes payable	7,047,333	4,527,233
Total	61,939,445	43,565,806

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to accruals for potential liabilities, assumptions used in valuing equity instruments issued for financing and services and realization of deferred tax assets, among others. Actual results could differ from those estimates.

Revenue Recognition Policy

In September 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (ASU No. 2014-09) regarding revenue recognition. The new standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. The ASU became effective January 1, 2018.

The Company’s commercialization of our energy efficiency technologies that would assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emission have not yet reached the market and therefore; have not generated considerable revenue. Due to the nature of the products leased by the Company and the stage of development in which the products reside the adoption of the new standard has had no quantitative effect on the financial statements.

Under the new guidance, revenue is recognized when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those leased products and ancillary services. The Company will review its lease transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once products/services are delivered to the customer’s control and performance obligations are satisfied.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the three-month periods ended March 31, 2018 and 2017, patent costs were $6,000 and $16,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company has determined that the adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements.

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

Accrued Expenses

On April 1, 2017, the Company executed a separation agreement and release effective with the Company’s Chief Executive Officer (CEO). As part of the agreement, the Company agreed to pay the CEO $580,000 in severance, payable in equal installment over 24 months. In addition, the Company also agreed to continue paying certain expenses for the CEO for 24 months with an estimated cost of $44,000. As a result, the Company accrued the entire $624,000 as of March 31, 2017 which was also reported as part of Operating expenses in the accompanying consolidated statements of operations. As of March 31, 2018 and December 31, 2017, $377,000 and $390,000, respectively, was due to our former CEO which was reported as part of Accrued expenses and accounts payable in the accompanying consolidated balance sheet.

Accrued Expenses and Accounts Payable – Related Parties

Accrued expense – related parties consists accrued salaries of officers and fees due to members of the Board of Directors. As of March 31, 2018, and December 31, 2017, accrued expenses and accounts payable to related parties amounted to $37,000 and $31,000, respectively.

4.	Property and Equipment

At March 31, 2018 and December 31, 2017, property and equipment consists of the following:

	March 31, 2018 (unaudited)	December 31, 2017

Office equipment	$30,000	$30,000
Furniture and fixtures	5,000	5,000
Testing Equipment	37,000	37,000
Leasehold Improvements	25,000	25,000
Subtotal	97,000	97,000
Less accumulated depreciation	(59,000)	(51,000)
Total	$38,000	$46,000

Depreciation expense for the three-month periods ended March 31, 2018 and 2017 was $8,000 and $2,000, respectively.

5.	Convertible Notes

	March 31, 2018 (unaudited)	December 31 2017
Balance due on convertible notes	$680,000	$509,000
Accrued interest	80,000	71,000
Subtotal	760,000	580,000
Convertible note discount	(183,000)	(47,000)
Balance on convertible notes, net of note discounts	$577,000	$533,000

As in the prior years, the Company continues to issue convertible notes in exchange for cash. The notes typically do not bear any interest, however, there is an implied interest rate of 10% since the notes are typically issued at a 10% discount. The notes are unsecured, and usually mature twelve months from issuance.

The notes are convertible at the option of the note holder into the Company’s common stock at a conversion price stipulated in the conversion agreement. In addition, the note holders received warrants to purchase shares of common stock that are fully vested and will expire in one year from the date of issuance.

As a result, the Company records a note discount to account for the relative fair value of the warrants, the notes’ beneficial conversion feature or BCF, and original issue discount of 10% (OID). The note discounts are amortized over the term of the notes or amortized in full upon its conversion to common stock. At December 31, 2017, total outstanding notes payable amounted to $509,000, accrued penalty interest of $71,000 and unamortized note discount of $47,000, or a net balance of $533,000.

During the three-month period ended March 31, 2018, the Company issued similar convertible promissory notes in the aggregate of $270,000 for cash of $245,000 or a discount of $25,000. The notes do not bear any interest, however, the implied interest rate used was 10% since the notes were issued 10% less than its face value. The notes are unsecured, mature in twelve months from issuance and convertible at $0.08 per share. In addition, the Company also granted these note holders warrants to purchase 1.7 million shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.08 per share and will expire in one year. As a result, the Company recorded a note discount of $270,000 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature (BCF), and original issue discount (OID). The note discounts are being amortized over the term of the note or amortized in full upon the conversion to common stock. During the three-month period ended March 31, 2018 notes payable of $99,000 were converted into 1,278,750 shares of common stock.

As of March 31, 2018, total outstanding notes payable amounted to $680,000, accrued interest of $80,000 and unamortized note discount of $183,000 for a net balance of $577,000. A total of four notes in the aggregate of $399,000 have reached maturity and are past due.

6.	Research and Development

The Company constructs, develops and tests the AOT technologies with internal resources and through the assistance of various third-party entities. Costs incurred and expensed include fees such as license fees, purchase of test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment, payroll and other related equipment and various logistical expenses for the purposes of evaluating and testing the Company’s AOT prototypes.

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use are also expensed. Furthermore, costs incurred in the construction of prototypes with no certainty of any alternative future use and established commercial uses are also expensed.

For the three-month periods ended March 31, 2018 and 2017, our research and development expenses were $47,000 and $64,000 respectively.

AOT Product Development and Testing

The Company constructs, develops and tests the AOT technologies with internal resources and through the assistance of various third-party entities. Costs incurred and expensed include fees such as testing fees, purchase of test equipment, pipeline pumping equipment, crude oil tank batteries, viscometers, SCADA systems, computer equipment, payroll and other related equipment and various logistical expenses for the purposes of evaluating and testing the Company’s AOT prototypes.

During the three-month periods ended March 31, 2017, the Company incurred total expenses of $17,000 in the manufacture, delivery and testing of the AOT prototype equipment. The Company incurred similar expenses in the three-month period ended March 31, 2018. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

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

Pursuant to the two licensing agreements, the Company paid Temple a non-refundable license maintenance fee of $300,000 and agreed to pay (i) annual maintenance fees of $187,500; (ii) royalty fee ranging from 4% up to 7% from revenues generated from the licensing agreements; and (iii) 25% of all revenues generated from sub-licensees to secure or maintain the sub-license or option thereon. The term of the licenses commenced in August 2011 and will expire upon expiration of the patents. The agreements can also be terminated by either party upon notification under terms of the licensing agreements or if the Company ceases the development of the patent or fails to commercialize the patent rights.

As of December 31, 2016, total unpaid fees due to Temple pursuant to these agreements amounted to $726,000. In July 2017, the Company and Temple amended the Second Temple License agreement. Pursuant to the amendment, the Company paid Temple $62,000 and Temple agreed to defer payment of the remaining $135,000 in unpaid licensing fee until such time the Company generates revenues totaling $835,000 from the license. In addition, the unpaid balance of $135,000 will accrue interest of 9% per annum. As of December 31, 2017, all amounts owed under the Second Temple License agreement are either current or deferred under terms of the amendment.

Total expenses recognized during each three-month period ended March 31, 2018 and 2017 pursuant to these two agreements amounted to $47,000 and has been reflected in Research and Development expenses on the accompanying consolidated statements of operations. In the three-month periods ended March 31, 2018 and 2017, the Company also recognized penalty interest on past-due balances of $16,000 and $20,000, respectively, which is included as part of interest and financing expense in the accompanying statements of operations.

As of March 31, 2018, and December 31, 2017, total unpaid fees due to Temple pursuant to these agreements amounted to $905,000 and $842,000, respectively, which are included as part of Accounts payable – licensing agreements in the accompanying consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $52,000 are current, $392,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $461,000 are deemed past due. The past due amount of $461,000 is owed pursuant to the First Temple License. The Company is currently in negotiations with Temple to settle or cure the past due balance.

The Company generated $50,000 in revenue from the viscosity reduction license during the three-month period ended March 31, 2017. This amount is not sufficient to be subject to additional license fees under the license agreement. No revenues were earned from the two license agreements during the three-month period ended March 2018.

Temple University Sponsored Research Agreement

From March 2012 through August 2015, the Company Temple University (“Temple”) provided research services at a fixed annual cost under a Sponsored Research Agreement (“Research Agreement”). The Research Agreement expired in August 2015. Temple University continues to perform laboratory tests on an as-needed basis, expenses are incurred on a per-test basis.

As of March 31, 2018, and December 31, 2017, total unpaid fees due to Temple pursuant to the Research Agreement were $10,000, which are included as part of Accounts payable – licensing agreements in the accompanying consolidated balance sheets. As of March 31, 2018, the entire $10,000 is deemed past due.

7.	Common Stock

During the three months ended March 31, 2018, the Company issued 2,674,460 shares of its common stock as follows:

•	The Company issued 1,278,750 shares of its common stock upon the conversion of $99,000 in convertible notes pursuant to the convertible notes conversion prices of $0.08 per share.

•	The Company issued 1,166,000 shares of its common stock upon the exercise of warrants for proceeds of $58,000 at exercise prices of $0.05 per share.

•	The Company issued 179,710 shares of its common stock upon the exercise of options for proceeds of $13,000 at exercise prices of $0.07 per share.

•	The Company issued 50,000 shares of common stock in exchange for services in aggregate value of $12,000.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options vest and expire according to terms established at the grant date.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at March 31, 2018 was 5.7 years. Stock option activity for the period January 1, 2018 up to March 31, 2018, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2018	35,397,675	$0.23
Granted	2,083,335	$0.18
Exercised	(179,710)	$0.07
Forfeited	–	–
March 31, 2018	37,301,300	$0.22

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of March 31, 2018 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.99	37,150,854	5.7	$0.22	31,488,353	$0.22
$ 1.00 - $ 1.99	150,446	5.3	$1.18	150,446	$1.18
	37,301,300	5.6	$0.22	31,638,799	$0.22

During the three-month period ending March 31, 2018, and pursuant to the Company’s Board Compensation policy approved by the Board June 19, 2015, the Company granted options to purchase 2,083,335 shares of common stock to members of the Company’s Board of Directors. The options are exercisable at $0.18 share, vest monthly over a twelve-month period, and expire ten years from the date granted. Total fair value of these options at grant date was $313,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 1.7%; volatility of 118% and dividend yield of 0%.

During the three-month periods ended March 31, 2018 and 2017, the Company recognized compensation costs based on the fair value of options that vested of $143,000 and $231,000 respectively.

At March 31, 2018, the Company’s closing stock price was $0.13 per share. The aggregate intrinsic value of the options outstanding at March 31, 2018 was $598,000. Future unamortized compensation expense on the unvested outstanding options at March 31, 2018 is approximately $311,000 to be recognized through March 2019.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2018 up to March 31, 2018.

	Warrants	Weighted Avg. Exercise Price
January 1, 2018	17,622,437	$0.09
Granted	1,684,375	0.08
Exercised	(1,166,000)	0.05
Cancelled	(550,000)	0.05
March 31, 2018	17,590,812	$0.10

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of March 31, 2018 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.99	17,590,812	0.7	$0.10	17,590,812	$0.10

In the three-month period ending March 31, 2018, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 1,684,375 shares of common stock with an exercise price of $.08 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 5).

During the three-month period ended March 31, 2018, warrants to acquire 1,345,710 shares of common stock were exercised resulting in net proceeds to the Company of $71,000.

At March 31, 2018, the aggregate intrinsic value of the warrants outstanding was $1,108,000.

9.	Commitments and Contingencies

There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

10.	Subsequent Events

Issuance of Convertible Notes

From April 1, 2018 up to April 6, 2018, the Company issued convertible notes in aggregate of $81,000 in exchange for cash of $72,000. The notes are unsecured, convertible into 1 million shares in common stock of the Company at a conversion price of $0.08 per share and mature in one year. In connection with these notes, the Company also issued warrants to purchase 0.5 million shares of common stock of the Company at an exercise price of $0.08 per share and expiring one year from the date of issuance. As a result, the Company will record a note discount of $81,000 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature and original issue discount which will be amortized as interest expense over the life of the notes.

Conversion of Convertible Notes

From April 1, 2018 up to May 14, 2018, Company issued 1,654,125 shares of common stock upon conversion of previously issued convertible notes in aggregate value of $122,000.

Exercise of Warrants

From April 1, 2018 up to May 12, 2018, the Company issued 4,698,773 shares of common stock upon the exercise of previously issued warrants for aggregate cash proceeds of $243,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” section filed with the SEC on April 2, 2018, that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2018, and we undertake no duty to update this information.

Overview

QS Energy, Inc. (“QS Energy” or “Company” or “we” or “us” or “our”) develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that reduces crude oil viscosity by applying a high intensity electrical field to crude oil feedstock while in transit. AOT technology delivers reductions in crude oil viscosity and pipeline pressure loss as demonstrated in independent third-party tests performed by the U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™, at full-scale test facilities in the U.S. and China, and under commercial operating conditions on one of North America’s largest high-volume crude oil pipelines. Prior testing on a commercial crude oil condensate pipeline demonstrated high correlation between laboratory analysis and full-scale AOT operations under commercial operating conditions with onsite measurements and data collected by the pipeline operator on its supervisory control and data acquisition (“SCADA”) system. The AOT product has transitioned from laboratory testing and ongoing research and development to initial production and continued testing in advance of our goal of seeking acceptance and adoption by the midstream pipeline marketplace. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2018.

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

The Company is actively seeking deployments of its AOT technology. In August 2015, QS Energy was invited to an offshore oil transfer platform in the Gulf of Mexico. This offshore platform was assessed by QS Energy personnel for a potential deployment of the AOT viscosity reduction technology as a solution for super-heavy crude oil flow assurance issues. Following the site visit, subject to non-disclosure agreements executed by all parties, laboratory testing was performed on crude oil samples provided by the operator, which demonstrated significant AOT viscosity reductions. Detailed hydraulic analysis based on laboratory results and pipeline operating parameters was presented to the operator demonstrating potential benefits of AOT technology within the operator’s specified infrastructure. Based on this analysis, the Company prepared a preliminary configuration for AOT units optimized for the operator’s high-volume, space-constrained operations. Company engineers and supply chain partners presented an optimized configuration and production budget. Discussions continue with this operator regarding an onsite pilot test deployment of the proposed AOT configuration, targeting project planning in 2018 and potential deployment in 2019.

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

In 2014, the Company began development of a new suite of products based around the new electrical heat system which reduces oil viscosity through a process known as joule heat (“Joule Heat”). The Company plans on designing and optimizing the Joule Heat technology for the upstream oil transportation market. The Company filed two provisional patents related to the technology’s method and apparatus in the second quarter and fourth quarter of 2013, respectively. The first of the two provisional patents was finalized and submitted to non-provisional status on April 29, 2014. The second of the two provisional patents was finalized and submitted to non-provisional status at the end of the third quarter 2014.

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

During the third quarter 2017, the Company built a dedicated laboratory space at its Tomball Texas facility, and now has the capability to perform onsite testing utilizing our laboratory-scale AOT device, among other equipment. Development of an AOT unit for use in crude oil upstream and gathering operations was restarted in September 2017 utilizing resources at the Tomball facility, and the Company plans to resume Joule Heat development in the future depending on the availability of sufficient capital and other resources. Also, during the third quarter 2017, the Company built an outdoor facility at its Tomball Texas facility for onsite storage of AOT inventory and other large equipment. The Tomball facility is owned by the Company’s CEO as described in our Form 10-K filed with the SEC on April 2, 2018.

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

Results of Operations for Three months ended March 31, 2018 and 2017

	Three months ended
	March 31
	2018	2017	Change
Revenues	$–	$50,000	$(50,000)
Costs and Expenses
Operating expenses	494,000	1,258,000	(764,000)
Research and development expenses	47,000	64,000	(17,000)
Loss before other income (expense)	(541,000)	(1,272,000)	731,000
Other income (expense)
Interest and financing expense	(159,000)	(212,000)	53,000
Net Loss	$(700,000)	$(1,484,000)	$784,000

During the period ended March 31, 2017, the Company recognized revenues of $50,000 pursuant to the completion of a lease and testing agreement of the Company’s AOT equipment. The Company recognized no revenues during the period ended March 31, 2017.

Operating expenses were $494,000 for the three-month period ended March 31, 2018, compared to $1,258,000 for the three-month period ended March 31, 2017, a decrease of $764,000. This is due to decreases in non-cash expenses of $75,000, and in cash expenses of $689,000. Specifically, the decrease in non-cash expenses are attributable to increases in common stock and warrants issued as compensation for services of $11,000, and depreciation of $8,000, offset by a decrease in stock compensation expense attributable to options granted to employees and directors of $92,000. The decrease in cash expense is attributable to decreases in severance expenses of $624,000, salaries and benefits of $11,000, consulting fees of $11,000, corporate and office expenses of 8,000, legal and accounting fees of $31,000, and patent expenses of $11,000, offset by increases in rent and utilities of $3,000, and other expenses of $4,000.

Research and development expenses were $47,000 for the three-month period ended March 31, 2018, compared to $64,000 for the three-month period ended March 31, 2017, a decrease of $17,000. This decrease is attributable a decrease in prototype product development costs of $17,000.

Other income and expense were $159,000 expense for the three-month period ended March 31, 2018, compared to $212,000 expense for the three-month period ended March 31, 2017, a net decrease in other expenses of $53,000. This decrease is attributable to a decrease in non-cash other expenses of $53,000. The decrease in non-cash other expense is due to decreases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $49,000, and other non-cash interest of $4,000.

The Company had a net loss of $700,000, or $0.00 per share, for the three-month period ended March 31, 2018, compared to a net loss of $1,484,000, or $0.01 per share, for the three-month period ended March 31, 2017.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $2,004,000 as of March 31, 2018. Our negative operating cash flow for the periods ended March 31, 2018 was funded primarily through issuance of convertible notes and execution of options and warrants to purchase common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $700,000 and a negative cash flow from operations of $295,000 for the three-month period ended March 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

During the period ended March 31, 2018, we received cash totaling $316,000 from issuance of our convertible notes payable and exercise of options and warrants to purchase common stock and used cash in operations of $295,000. At March 31, 2018, we had cash on hand in the amount of $225,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2018 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2018, the Company incurred a net loss of $700,000, used cash in operations of $295,000 and had a stockholders’ deficit of $2,004,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2018, the Company had cash on hand in the amount of $225,000. Management estimates that the current funds on hand will be sufficient to continue operations through August 2018. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2018 and beyond.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of March 31, 2018, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2017, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2017, which we filed with the SEC on April 2, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the three months ended March 31, 2018, the Company issued 1,278,750 shares of its common stock upon the conversion of $99,000 in convertible notes at $0.08 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

QS ENERGY, INC.

Date: May 15, 2018	By:	/s/ Michael McMullen
Michael McMullen
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

