Form 10-Q
period 2018-06-30
QS Energy, Inc.
filed 2018-08-14
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 13, 2018 was 251,448,515.

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheet

	June 30,
	2018	December 31,
	(unaudited)	2017
ASSETS
Current assets:
Cash	$493,000	$204,000
Prepaid expenses and other current assets	32,000	38,000
Total current assets	525,000	242,000
Property and equipment, net of accumulated depreciation of $68,000 and $51,000 at June 30, 2018 and December 31, 2017, respectively	29,000	46,000
Other assets	2,000	2,000
Total assets	$556,000	$290,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$974,000	$852,000
Accounts payable and accrued expenses	735,000	748,000
Accrued expenses and accounts payable-related parties	43,000	31,000
Convertible debentures, net of discounts of $47,000 and $47,000 at June 30, 2018 and December 31, 2017, respectively	576,000	533,000
Total current liabilities	2,328,000	2,164,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value: 500,000,000 shares authorized, 251,448,515 and 234,076,907 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	251,448	234,077
Additional paid-in capital	109,543,552	108,000,923
Accumulated deficit	(111,567,000)	(110,109,000)
Total stockholders’ deficit	(1,772,000)	(1,874,000)
Total liabilities and stockholders’ deficit	$556,000	$290,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Operations, Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$–	$–	$–	$50,000
Costs and Expenses
Operating expenses	462,000	580,000	956,000	1,838,000
Research and development expenses	48,000	56,000	95,000	120,000
Loss before other expense	(510,000)	(636,000)	(1,051,000)	(1,908,000)
Other expense
Interest and financing expense	(248,000)	(1,210,000)	(407,000)	(1,422,000)
Net Loss	(758,000)	(1,846,000)	(1,458,000)	(3,330,000)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding, basic and diluted	242,994,163	207,419,243	238,825,606	203,362,641

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the SIX months Ended JUNE 30, 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2018	234,076,907	$234,077	$108,000,923	$(110,109,000)	$(1,874,000)
Common stock issued on exercise of warrants and options	12,697,483	12,697	634,303		647,000
Common stock issued on conversion of notes payable	4,624,125	4,624	332,376		337,000
Fair value of warrants and beneficial conversion feature of issued convertible notes			319,000		319,000
Fair value of options and warrants issued as compensation			245,000		245,000
Common stock issued for services	50,000	50	11,950		12,000
Net loss				(1,458,000)	(1,458,000)
Balance, June 30, 2018	251,448,515	$251,448	$109,543,552	$(111,567,000)	$(1,772,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Six months ended
	June 30
	2018	2017
Cash flows from Operating Activities
Net loss	$(1,458,000)	$(3,330,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	245,000	535,000
Issuance of common stock for services	12,000	–
Amortization of debt discount and interest expense	381,000	1,402,000
Depreciation and amortization	17,000	4,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	6,000	(8,000)
Accounts payable and accrued expenses	(13,000)	640,000
Accounts payable – license agreements	122,000	113,000
Accounts payable and accrued expenses – related parties	12,000	(116,000)
Deposits and other current liabilities	–	(5,000)
Net cash used in operating activities	(676,000)	(765,000)
Cash flows from investing activities
Purchase of equipment	–	(21,000)
Net cash used in investing activities	–	(21,000)
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	318,000	1,469,000
Net proceeds from exercise of warrants	647,000	61,000
Net cash provided by financing activities	965,000	1,530,000
Net increase (decrease) in cash	289,000	744,000
Cash, beginning of period	204,000	136,000
Cash, end of period	$493,000	$880,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$1,600
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$337,000	$1,247,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	319,000	1,469,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

The Company commenced, but has suspended for now, commercial development of a suite of products based on the direct application of an electrical current crude oil; a process known as Joule Heat. The Company built and tested its first Joule Heat unit in 2015. Though the test unit was functional, changes to the prototype configuration will be required to determine commercial effectiveness of this technology. In December 2015, we suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT. We plan to resume Joule Heat development in the future depending on the availability of sufficient capital and other resources.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2018, the Company incurred a net loss of $1,458,000, used cash in operations of $676,000 and had a stockholders’ deficit of $1,772,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2017 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At June 30, 2018, the Company had cash on hand in the amount of $493,000. Management estimates that the current funds on hand will be sufficient to continue operations through November 2018. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2018 and beyond.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At June 30, 2018 and 2017, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	June 30, 2018	June 30, 2017
Options	37,301,300	35,313,541
Warrants	5,006,355	21,507,270
Common stock issuable upon conversion of notes payable	5,287,502	9,968,933
Total	47,595,157	66,789,744

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

For the six-month periods ended June 30, 2018 and 2017 research and development costs were $95,000 and $120,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the six-month periods ended June 30, 2018 and 2017, patent costs were $12,000 and $24,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations. During the three-month periods ended June 30, 2018 and 2017, patent costs were $6,000 and $7,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 is to be applied using a full or modified retrospective approach. The adoption of ASU 2017-11 is not currently expected to have any impact on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statement presentation or disclosures.

3.	Accrued Expenses and Accounts Payables

Accrued Expenses

On April 1, 2017, the Company executed a Separation Agreement and release effective with the Company’s former Chief Executive Officer (CEO). As part of the agreement, the Company agreed to pay the former CEO $580,000 in severance, payable in equal installment over 24 months. In addition, the Company also agreed to continue paying certain expenses for the CEO for 24 months with an estimated cost of $44,000. As a result, the Company accrued the entire $624,000 as of March 31, 2017 which was also reported as part of operating expenses in the accompanying 2017 consolidated statements of operations. As of June 30, 2018 and December 31, 2017, $377,000 and $390,000, respectively, was due to our former CEO which was reported as part of accrued expenses and accounts payable in the accompanying consolidated balance sheet. The Company began deferring payments under the Separation Agreement in January 2018 and is currently in arrears. The former CEO has made demands for all deferred payments and has proposed an amendment to the Separation Agreement that contained terms and conditions that are unacceptable to the Company, and has threatened litigation to recover the deferred payments, future payments due under the Separation Agreement, and damages. The Company has attempted to settle this matter with the former CEO. This matter has not yet been resolved.

Accrued Expenses and Accounts Payable – Related Parties

Accrued expense – related parties consists of accrued salaries due to officers and fees due to members of the Board of Directors. As of June 30, 2018, and December 31, 2017, accrued expenses and accounts payable to related parties amounted to $43,000 and $31,000, respectively.

4.	Property and Equipment

At June 30, 2018 and December 31, 2017, property and equipment consists of the following:

	June 30, 2018 (unaudited)	December 31, 2017

Office equipment	$30,000	$30,000
Furniture and fixtures	5,000	5,000
Testing Equipment	37,000	37,000
Leasehold Improvements	25,000	25,000
Subtotal	97,000	97,000
Less accumulated depreciation	(68,000)	(51,000)
Total	$29,000	$46,000

Depreciation expense for the six-month periods ended June 30, 2018 and 2017 was $17,000 and $4,000, respectively. Depreciation expense for the three-month periods ended June 30, 2018 and 2017 was $9,000 and $2,000, respectively.

5.	Convertible Notes

	June 30, 2018 (unaudited)	December 31 2017
Balance due on convertible notes	$524,000	$509,000
Accrued interest	99,000	71,000
Subtotal	623,000	580,000
Convertible note discount	(47,000)	(47,000)
Balance on convertible notes, net of note discounts	$576,000	$533,000

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

At December 31, 2017, total outstanding notes payable amounted to $509,000, accrued penalty interest of $71,000 and unamortized note discount of $47,000, or a net balance of $533,000. During the six-month period ending June 30, 2018, the Company issued similar convertible promissory notes in the aggregate of $350,000 for cash of $318,000 or a discount of $32,000. The notes do not bear any interest, however, the implied interest rate used was 10% since the notes were issued at a price 10% less than its face value. The notes are unsecured, mature in twelve months from issuance and convertible at $0.08 per share. In addition, the Company also granted these note holders warrants to purchase 2,189,688 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.08 per share and will expire in one year. Upon issuance, the Company recorded a note discount of $350,000 to account for the relative fair value of the warrants, the notes’ BCF, and OID. The note discounts are being amortized over the term of the note or amortized in full upon the conversion to common stock.

During the period ended June 30, 2018, a total of $336,000 notes payable was converted into 4,624,125 shares of common stock. In addition, note discount of $381,000 was amortized to interest expense, and interest of $28,000 was accrued.

As of June 30, 2018, total outstanding notes payable amounted to $524,000, accrued interest of $99,000 and unamortized note discount of $47,000 for a net balance of $576,000. In addition, a total of eight notes amounting to $454,000 reached maturity and are past due. The Company is currently in negotiations with the noteholders to settle the matured notes payable.

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

For the six-month periods ended June 30, 2018 and 2017, our research and development expenses were $95,000 and $120,000 respectively. For the three-month periods ended June 30, 2018 and 2017, our research and development expenses were $48,000 and $56,000, respectively.

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

During the six-month periods ended June 30, 2018 and 2017, the Company incurred total expenses of $1,000 and $26,000, respectively, in the manufacture, delivery and testing of the AOT prototype equipment. During the three-month periods ended June 30, 2018 and 2017, the Company incurred total expenses of $1,000 and $9,000, respectively. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

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

Total expenses recognized during each six-month period ended June 30, 2018 and 2017 pursuant to these two agreements amounted to $94,000 and $96,000, respectively. Total expenses recognized during each three-month period ended June 30, 2018 and 2017 pursuant to these two agreements amounted to $47,000 in each year. These expenses have been reflected in Research and Development expenses on the accompanying consolidated statements of operations.

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

As of June 30, 2018, and December 31, 2017, total unpaid fees due to Temple pursuant to these agreements amounted to $964,000 and $842,000, respectively, which are included as part of Accounts payable – licensing agreements in the accompanying consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $68,000 are current, $405,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $491,000 are deemed past due. The past due amount of $491,000 is owed pursuant to the First Temple License. The Company is currently in negotiations with Temple to settle or cure the past due balance.

The Company generated $50,000 in revenue from the viscosity reduction license during the three-month period ended March 31, 2017. This amount is not sufficient to be subject to additional license fees under the license agreement. No revenues were earned from the two license agreements during the six-month period ended June 30, 2018.

Temple University Sponsored Research Agreement

From March 2012 through August 2015, the Temple University (“Temple”) provided research services at a fixed annual cost under a Sponsored Research Agreement (“Research Agreement”). The Research Agreement expired in August 2015. Temple University continues to perform laboratory tests on an as-needed basis; expenses are incurred on a per-test basis.

As of June 30, 2018, and December 31, 2017, total unpaid fees due to Temple pursuant to the Research Agreement were $10,000, which are included as part of Accounts payable – licensing agreements in the accompanying consolidated balance sheets. As of June 30, 2018, the entire $10,000 is deemed past due.

7.	Common Stock

During the six months ended June 30, 2018, the Company issued 17,371,608 shares of its common stock as follows:

•	The Company issued 4,624,125 shares of its common stock upon the conversion of $337,000 in convertible notes pursuant to the convertible notes conversion prices of $0.05 to $0.08 per share.

•	The Company issued 12,517,773 shares of its common stock upon the exercise of warrants for proceeds of $634,000 at exercise prices of $0.05 to $0.08 per share.

•	The Company issued 179,710 shares of its common stock upon the exercise of options for proceeds of $13,000 at exercise prices of $0.07 per share.

•	The Company issued 50,000 shares of common stock in exchange for services in aggregate value of $12,000.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to directors, employees, and non-employees in capital raising transactions, for services and for financing costs. Options vest and expire according to terms established at the grant date.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at June 30, 2018 was 5.4 years. Stock option activity for the period January 1, 2018 up to June 30, 2018, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2018	35,397,675	$0.23
Granted	2,083,335	0.18
Exercised	(179,710)	–
Forfeited	–	–
June 30, 2018	37,301,300	$0.22

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of June 30, 2018 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.99	37,150,854	5.4	$0.22	33,809,187	$0.21
$ 1.00 - $ 1.99	150,446	5.1	$1.18	150,446	$1.18
	37,301,300	5.4	$0.22	33,959,633	$0.22

During the six-month period ending June 30, 2018, and pursuant to the Company’s Board Compensation policy approved by the Board June 19, 2015, the Company granted options to purchase 2,083,335 shares of common stock to members of the Company’s Board of Directors. The options are exercisable at $0.18 per share, vest monthly over a twelve-month period, and expire ten years from the date granted. Total fair value of these options at grant date was $313,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 1.7%; volatility of 118% and dividend yield of 0%.

During the six-month periods ended June 30, 2018 and 2017, the Company recognized compensation costs based on the fair value of options that vested of $245,000 and $535,000 respectively, which is included in Operating expenses in the Company’s statement of operations. During the three-month periods ended June 30, 2018 and 2017, the Company recognized compensation costs based on the fair value of options that vested of $102,000 and $300,000 respectively, which is included in Operating expenses in the Company’s statement of operations.

At June 30, 2018, the Company’s closing stock price was $0.12 per share. The aggregate intrinsic value of the options outstanding at June 30, 2018 was $520,000. Future unamortized compensation expense on the unvested outstanding options at June 30, 2018 is $209,000 to be recognized through May 2019.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2018 up to June 30, 2018.

	Warrants	Weighted Avg. Exercise Price
January 1, 2018	17,622,437	$0.09
Granted	2,189,688	0.08
Exercised	(12,517,773)	0.05
Cancelled	(2,287,997)	0.05
June 30, 2018	5,006,355	$0.21

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of June 30, 2018 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.99	5,006,355	2.1	$0.21	4,956,355	$0.21
$ 1.00 - $ 1.99	–	–	–	–	–
	5,006,355	2.1	$0.21	4,956,355	$0.21

In the six-month period ending June 30, 2018, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 2,189,688 shares of common stock with an exercise price of $0.08 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 5).

During the six-month period ended March 31, 2018, warrants to acquire 12,217,773 shares of common stock were exercised resulting in net proceeds to the Company of $634,000.

At June 30, 2018, the aggregate intrinsic value of the warrants outstanding was $77,000.

9.	Commitments and Contingencies

There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

10.	Subsequent Events

Issuance of Convertible Notes

From July 1 up to July 31, 2018, the Company issued convertible notes in aggregate of $228,000 in exchange for cash of $208,000. The notes are unsecured, convertible into 4,565,000 shares of common stock of the Company at a conversion price of $0.05 per share and mature in one year. In connection with these notes, the Company also issued warrants to purchase 2,282,500 shares of common stock of the Company at an exercise price of $0.05 per share and expiring one year from the date of issuance. As a result, the Company will record a note discount of $228,000 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature and original issue discount which will be amortized as interest expense over the life of the notes.

Annual Meeting of Shareholders

The Board, at its meeting on August 13, 2018, set the date for the Annual Meeting of Shareholders for November 9, 2018, and set September 10, 2018, as the Record Date for the meeting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” section filed with the SEC on April 2, 2018, that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of June 30, 2018, and we undertake no duty to update this information.

Overview

QS Energy, Inc. (“QS Energy” or “Company” or “we” or “us” or “our”) develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that reduces crude oil viscosity by applying a high intensity electrical field to crude oil while in transit. AOT technology delivers reductions in crude oil viscosity and pipeline pressure loss as demonstrated in independent third-party tests performed by the U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™, at full-scale test facilities in the U.S. and China, and under commercial operating conditions on one of North America’s largest high-volume crude oil pipelines. Prior testing on a commercial crude oil condensate pipeline demonstrated high correlation between laboratory analysis and full-scale AOT operations under commercial operating conditions with onsite measurements and data collected by the pipeline operator on its supervisory control and data acquisition (“SCADA”) system. The AOT product has transitioned from laboratory testing and ongoing research and development to initial production and continued testing in advance of our goal of seeking acceptance and adoption by the upstream and midstream pipeline marketplace. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2018.

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

Between 2011 and 2012, the Company transitioned from prototype testing of its AOT technology at the U.S. Department of Energy Rocky Mountain Oilfield Testing Center, Midwest, Wyoming (“RMOTC”), to the design and production of full-scale commercial prototype units. The Company worked in a collaborative engineering environment with multiple energy industry companies to refine the AOT commercial design to comply with the stringent standards and qualification processes as dictated by independent engineering audit groups and North American industry regulatory bodies. In May 2013, the Company’s first commercial prototype was completed.

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

On July 15, 2014, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Kinder Morgan Lease”) with Kinder Morgan Crude & Condensate, LLC (“Kinder Morgan”) under which Kinder Morgan agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of Kinder Morgan’s operating pipelines. Equipment provided under the Lease includes a single AOT pressure vessel with a maximum flow capacity of 5,000 gallons per minute. The equipment was delivered to Kinder Morgan in December 2014 and installed in March 2015. In April 2015, during pre-start testing, low electrical impedance was measured in the unit, indicating an electrical short. A replacement unit was installed May 2015. The second unit also presented with low impedance when flooded with crude condensate from Kinder Morgan’s pipeline. Subsequent to design modifications, a remanufactured AOT unit was installed and tested at Kinder Morgan’s pipeline facility in August 2015. Initial results were promising, with the unit operating generally as expected. However, voltage dropped as preliminary tests continued, indicating decreased impedance within the AOT pressure vessel. QS Energy personnel and outside consultants performed a series of troubleshooting assessments and determined that, despite modifications made to the AOT, conductive materials present in the crude oil condensate continued to be the root cause of the decreased impedance. Based on these results, QS Energy and Kinder Morgan personnel mutually agreed to put a hold on final acceptance of equipment under the lease and temporarily suspend in-field testing to provide time to re-test crude oil condensate in a laboratory setting, and thoroughly review and test selected AOT component design and fabrication. Subsequent analysis and testing led to changes in electrical insulation, inlet flow improvements and other component modifications. These design changes were implemented and tested by Industrial Screen and Maintenance (ISM), one of QS Energy's supply chain partners in Casper, Wyoming. Tests performed by ISM at its Wyoming facility indicated significant improvements to system impedance and efficiency of electric field generation.

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

During the third quarter 2016, the Company developed a new onsite testing program to demonstrate AOT viscosity reduction at prospective customer sites. This program utilized a fully functional laboratory-scale AOT device designed and developed by the Company and tested at the Southern Research Institute. Under this program, Company engineers set up a temporary lab at the customer’s site to test a full range of crude oils. Fees charged for providing this service were dependent on scope of services, crude oil sample to be tested, and onsite time requirements. In the fourth quarter 2016, the Company entered a contract to provide these onsite testing services to a North American oil producer and pipeline operator over a one-week period in early 2017 at a fixed price of $50,000. This test was performed in January 2017; data analysis and final report was completed in March 2017. Test results demonstrated viscosity reduction under limited laboratory conditions. The test equipment was not capable of controlling temperature as required to simulate operating conditions. The oil producer has requested access to a full-scale pilot facility and operating data when available. The Company is in the process of upgrading the laboratory-scale AOT device for planned deployment in 2018 to include temperature control and is actively pursuing a pilot site to demonstrate AOT operations.

In 2014, the Company began development of a new suite of products based around the new electrical heat system which reduces oil viscosity through a process known as joule heat (“Joule Heat”). The Company built and tested its first Joule Heat prototype in June 2015. The system was operational; however, changes to the prototype configuration will be required to determine commercial effectiveness of this unit. In December 2015, we suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT.

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

The Company is actively seeking deployments of its AOT technology intended to demonstrate and document AOT efficacy, operational benefits, and financial impact. Primary activities are focused on AOT demonstration and joint development projects in the United States, South America and Asia. These projects are designed to provide operating data and physical access to prospective customers to aid product commercialization and future sales. We are currently working with a U.S.-based pipeline operator on a potential development agreement under which we would operate an AOT midstream unit on a pipeline located in the southern United States delivering South American heavy crudes to inland-land refineries. We are working towards finalizing a development agreement subject to the pipeline company’s engineering review, targeting installation and operations in the fourth quarter 2018. We are also in discussions with an exploration and production company regarding AOT operations on a West Coast heavy crude gathering line that relies heavily on diluent to achieve required viscosity. This project is designed to demonstrate AOT for upstream and trucking applications, targeting operations in late 2018.

The Company is currently pursuing AOT testing in several countries in South America related to upstream, midstream, barge, and tanker truck applications. Oil samples from multiple clients for testing at Temple University have been delivered to a shipping facility in South America, awaiting customs and shipping clearance. There is a vast amount of heavy oil in these countries and we believe the Ministers of Hydrocarbons have standing orders to increase production and transportation capacity. We continue to work with an existing client in Asia for an AOT installation; however, progress on this project has slowed from our original targets. A Company representative is scheduled to meet with our Asian client in August 2018 to assess the project.

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

There are significant risks associated with our business, our Company and our stock. See “Risk Factors,” below.

Results of Operation for Six and Three-month periods ended June 30, 2018 and 2017

I.	Six months ended June 30, 2018 and 2017
	Six months ended
	June 30
	2018	2017	Change
Revenues	$–	$50,000	$(50,000)
Costs and expenses
Operating expenses	956,000	1,838,000	(882,000)
Research and development expenses	95,000	120,000	(25,000)
Loss before other income (expense)	(1,015,000)	(1,908,000)	857,000
Other income (expense)
Interest and financing expense	(407,000)	(1,422,000)	1,015,000
Net Loss	$(1,458,000)	$(3,330,000)	$1,872,000

During the six-month period ended June 30, 2017, the Company recognized revenues of $50,000 pursuant to the completion of lease and testing agreement of the Company’s AOT equipment. There were no such revenues in the comparable period in 2018.

Operating expenses were $956,000 for the six-month period ended June 30, 2018, compared to $1,838,000 for the six-month period ended June 30, 2017, a decrease of $882,000. This is due to decreases in non-cash expenses of $266,000 and in other expenses of $616,000. Specifically, the decrease in non-cash expenses is attributable to a decrease in the fair value of options granted to directors and employees of $290,000, offset by an increase in stock compensation expenses attributable to the fair value warrants and common stock granted to consultants of $11,000. The decrease in other expense is attributable mostly to a severance package expense of $624,000 with a former Chief Executive Officer in 2017.

Research and development expenses were $95,000 for the six-month period ended June 30, 2018, compared to $120,000 for the six-month period ended June 30, 2017, a decrease of $25,000. This decrease is attributable to decreases in prototype product development costs of $22,000, and in product testing, research, patents and other costs of $3,000.

Other income and expense were $407,000 expense for the six-month period ended June 30, 2018, compared to $1,422,000 expense for the six-month period ended June 30, 2017, a net decrease in other expenses of $1,015,000. This decrease is attributable to a decrease in non-cash other expenses of $1,015,000. The decrease in non-cash other expense is due to decreases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $1,023,000, offset by an increase in other non-cash interest of $8,000.

The Company had a net loss of $1,458,000, or $0.01 per share, for the six-month period ended June 30, 2018, compared to a net loss of $3,330,000, or $0.02 per share, for the six-month period ended June 30, 2017.

II.	Three months ended June 30, 2018 and 2017
	Three months ended
	June 30
	2018	2017	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	462,000	580,000	(118,000)
Research and development expenses	48,000	56,000	(8,000)
Loss before other income (expense)	(510,000)	(636,000)	(126,000)
Other income (expense)
Interest and financing expense	(248,000)	(1,210,000)	962,000
Net Loss	$(758,000)	$(1,846,000)	$836,000

The Company had no revenues in the three month-periods ended June 30, 2018 and 2017.

Operating expenses were $462,000 for the three-month period ended June 30, 2018, compared to $580,000 for the three-month period ended June 30, 2017, a decrease of $118,000. This is due to a decrease in non-cash expenses of $191,000, and an increase in cash expenses of $73,000. Specifically, the decrease in non-cash expenses are attributable to an increase in depreciation of $7,000, offset by a decrease in stock compensation expenses attributable to the fair value of options granted to directors and employees of $198,000. The increase in cash expense is attributable to decreases in office expenses of $9,000, and legal and accounting expenses of $33,000, offset by increases in consulting fees of $3,000, corporate expenses of $37,000, insurance expenses of $8,000, salaries and benefits of $60,000, and other expenses of $7,000.

Research and development expenses were $48,000 for the three-month period ended June 30, 2018, compared to $56,000 for the three-month period ended June 30, 2017, a decrease of $8,000. This decrease is attributable to decreases in prototype product development costs of $8,000.

Other income and expense were $248,000 expense for the three-month period ended June 30, 2018, compared to $1,210,000 expense for the three-month period ended June 30, 2017, a net decrease in other expenses of $962,000. This decrease is attributable to a crease in non-cash other expenses of $962,000. The decrease in non-cash other expense is due to decreases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $1,114,000, offset by an increase in other non-cash interest of $12,000.

The Company had a net loss of $758,000, or $0.00 per share, for the three-month period ended June 30, 2018, compared to a net loss of $1,846,000, or $0.01 per share, for the three-month period ended June 30, 2017.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $1,772,000 as of June 30, 2018. Our negative operating cash flow for the periods ended June 30, 2018 was funded primarily through issuance of convertible notes and the exercise of options and warrants.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $1,458,000 and a negative cash flow from operations of $676,000 for the six-month period ended June 30, 2018. These factors raise substantial doubt about our ability to continue as a going concern.

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

Summary

During the period ended June 30, 2018, we received cash totaling $965,000 from issuance of our convertible notes payable and exercise of warrants, and used cash in operations of $676,000. At June 30, 2018, we had cash on hand in the amount of $493,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license and research and development agreements with Temple University, as amended; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2018 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2018, the Company incurred a net loss of $1,458,000, used cash in operations of $676,000 and had a stockholders’ deficit of $1,772,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2018, the Company had cash on hand in the amount of $493,000. Management estimates that the current funds on hand will be sufficient to continue operations through November 2018. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2018 and beyond.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of June 30, 2018, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2018, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six-month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the six months ended June 30, 2018, the Company issued 4,624,125 shares of its common stock upon the conversion of $647,000 in convertible notes at $0.05 to $0.08 per share, and issued 12,697,483 shares of its common stock upon the exercise of warrants and options at an exercise price of $0.05 to $0.08 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

QS ENERGY, INC.

Date: August 14, 2018	By:	/s/ Michael McMullen
Michael McMullen
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

