Form 10-Q
period 2018-09-30
QS Energy, Inc.
filed 2018-11-14
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

(281) 738-1893

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value.

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares of the Registrant’s Common Stock outstanding as of November 12, 2018 was 256,123,515.

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheet

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets:
Cash	$279,000	$204,000
Prepaid expenses and other current assets	38,000	38,000
Total current assets	317,000	242,000
Property and equipment, net of accumulated depreciation of $72,000 and $51,000 at September 30, 2018 and December 31, 2017, respectively	25,000	46,000
Other assets	2,000	2,000
Total assets	$344,000	$290,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$1,023,000	$852,000
Accounts payable and accrued expenses	660,000	748,000
Accrued expenses	49,000	31,000
Convertible debentures, net of discounts of $99,000 and $47,000 at September 30, 2018 and December 31, 2017, respectively	626,000	533,000
Total current liabilities	2,358,000	2,164,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value: 500,000,000 shares authorized, 254,198,515 and 234,076,907 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	254,198	234,077
Additional paid-in capital	109,979,802	108,000,923
Accumulated deficit	(112,248,000)	(110,109,000)
Total stockholders’ deficit	(2,014,000)	(1,874,000)
Total liabilities and stockholders’ deficit	$344,000	$290,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated StatementS of Operations, Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$–	$–	$–	$50,000
Costs and Expenses
Operating expenses	431,000	535,000	1,387,000	2,373,000
Research and development expenses	50,000	53,000	145,000	173,000
Loss before other expenses	(481,000)	(588,000)	(1,532,000)	(2,496,000)
Other income (expenses)
Interest and financing expense	(200,000)	(227,000)	(607,000)	(1,649,000)
Loss on disposition of equipment	–	–	–	–
Net Loss	$(681,000)	(815,000)	$(2,139,000)	(4,145,000)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted average common shares outstanding, basic and diluted	251,731,417	230,132,723	243,167,707	212,384,061

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the NINE months Ended SEPTEMBER 30, 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2018	234,076,907	$234,077	$108,000,923	$(110,109,000)	$(1,874,000)
Common stock issued on exercise of warrants and options	12,697,483	12,697	634,303		647,000
Common stock issued on conversion of notes payable	7,374,125	7,374	466,626		474,000
Fair value of warrants and beneficial conversion feature of issued convertible notes			526,000		526,000
Fair value of options and warrants issued as compensation			340,000		340,000
Common stock issued for services	50,000	50	11,950		12,000
Net loss				(2,139,000)	(2,139,000)
Balance, September 30, 2018	251,198,515	$254,198	$109,979,802	$(112,248,000)	$(2,014,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Nine months ended
	September 30
	2018	2017
Cash flows from Operating Activities
Net loss	$(2,139,000)	$(4,145,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	340,000	653,000
Issuance of common stock for services	12,000	–
Amortization of debt discount and accrual of interest	567,000	1,667,000
Loss on disposition of assets	–	–
Depreciation and amortization	21,000	11,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	–	(14,000)
Accounts payable and accrued expenses	(88,000)	549,000
Accounts payable – license agreements	171,000	10,000
Accounts payable and accrued expenses – related parties	18,000	(95,000)
Deposits and other current liabilities	–	(5,000)
Net cash used in operating activities	(1,098,000)	(1,369,000)
Cash flows from investing activities
Purchase of equipment	–	(49,000)
Net cash used in investing activities	–	(49,000)
Cash flows from financing activities
Proceeds from issuance of common stock	–	38,000
Net proceeds from issuance of convertible notes and warrants	526,000	1,469,000
Net proceeds from exercise of warrants	647,000	362,000
Net cash provided by financing activities	1,173,000	1,869,000
Net increase in cash	75,000	451,000
Cash, beginning of period	204,000	136,000
Cash, end of period	$279,000	$587,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$1,600
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$474,000	$1,522,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	526,000	1,469,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 2, 2018. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine-months ended September 30, 2018, the Company incurred a net loss of $2,139,000, used cash in operations of $1,098,000 and had a stockholders’ deficit of $2,014,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2017 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At September 30, 2018, the Company had cash on hand of $279,000. Management estimates that the current funds on hand will be sufficient to continue operations through January 2019. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by, among other things, filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer, and consulting fees, during the remainder of 2018 and beyond.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At September 30, 2018 and 2017, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	September 30, 2018	September 30, 2017
Options	35,351,300	35,575,677
Warrants	7,288,855	17,420,770
Common stock issuable upon conversion of notes payable	7,204,552	4,957,333
Total	49,844,707	57,953,780

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

For the nine-month periods ended September 30, 2018 and 2017 research and development costs were $145,000 and $173,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the nine-month periods ended September 30, 2018 and 2017, patent costs were $27,000 and $38,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations. During the three-month periods ended September 30, 2018 and 2017, patent costs were $15,000 and $14,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

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

3.	Accounts Payable and Accrued Expenses – Related Parties

Accounts Payable and Accrued Expenses

On April 1, 2017, the Company executed a Separation Agreement and release effective with the Company’s former Chief Executive Officer (CEO). As part of the agreement, the Company agreed to pay the former CEO $580,000 in severance, payable in equal installment over 24 months. In addition, the Company also agreed to continue paying certain expenses for the CEO for 24 months with an estimated cost of $44,000. As a result, the Company accrued the entire $624,000 as of March 31, 2017 which was also reported as part of operating expenses in the 2017 consolidated statements of operations. As of September 30, 2018 and December 31, 2017, $357,000 and $390,000, respectively, was due to our former CEO which was reported as part of accrued expenses and accounts payable in the accompanying consolidated balance sheet. The Company began deferring payments under the Separation Agreement in January 2018. The Company resumed making payments of $10,000 per month in August 2018 but remains currently in arrears.

Accrued Expenses – Related Parties

Accrued expense – related parties consists of accrued salaries due to officers and fees due to members of the Board of Directors. As of September 30, 2018, and December 31, 2017, accrued expenses and accounts payable to related parties amounted to $49,000 and $31,000, respectively.

4.	Property and Equipment

At September 30, 2018 and December 31, 2017, property and equipment consist of the following:

	September 30, 2018	December 31, 2017
	(unaudited)

Office equipment	$30,000	$30,000
Furniture and fixtures	5,000	5,000
Testing equipment	37,000	37,000
Leasehold improvements	25,000	25,000
Subtotal	97,000	97,000
Less accumulated depreciation	(72,000)	(51,000)
Total	$25,000	$46,000

Depreciation expense for the nine-month periods ended September 30, 2018 and 2017 was $21,000 and $11,000, respectively. Depreciation expense for the three-month periods ended September 30, 2018 and 2017 was $4,000 and $6,000, respectively.

5.	Convertible Notes

	September 30, 2018	December 31, 2017
	(unaudited)

Balance due convertible notes	$614,000	$509,000
Accrued interest	111,000	71,000
Subtotal	725,000	580,000
Unamortized note discounts	(99,000)	(47,000)
Balance on convertible notes, net of note discounts	$626,000	$533,000

As in prior years, the Company continues to issue convertible notes in exchange for cash. The notes typically do not bear any interest, however, there is an implied interest rate of 10% since the notes are typically issued at a 10% discount. The notes are unsecured, and usually mature twelve months from issuance. The notes are convertible at the option of the note holder into the Company’s common stock at a conversion price stipulated in the conversion agreement. In addition, the note holders received warrants to purchase shares of common stock that are fully vested and will expire in one year from the date of issuance.

As a result, the Company records a note discount to account for the relative fair value of the warrants, the notes’ beneficial conversion feature or BCF, and original issue discount of 10% (OID). The note discounts are amortized over the term of the notes or amortized in full upon its conversion to common stock.

At December 31, 2017, total outstanding notes payable amounted to $509,000, accrued penalty interest of $71,000 and unamortized note discount of $47,000, or a net balance of $533,000. During the nine-month period ending September 30, 2018, the Company issued similar convertible promissory notes in the aggregate of $579,000 for cash of $526,000 or a discount of $53,000. The notes do not bear any interest, however, the implied interest rate used was 10% since the notes were issued at a price 10% less than its face value. The notes are unsecured, mature in twelve months from issuance and convertible at $0.05 to $0.08 per share. In addition, the Company also granted these note holders warrants to purchase 4,472,188 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.05 to $0.08 per share and will expire in one year. Upon issuance, the Company recorded a note discount of $579,000 to account for the relative fair value of the warrants, the notes’ BCF, and OID. The note discounts are being amortized over the term of the note or amortized in full upon the conversion to common stock.

During the nine-month period ended September 30, 2018, a total of $474,000 notes payable was converted to 7,363,125 shares of common stock. In addition, the note discount of $526,000 was amortized to interest expense, and interest of $41,000 was accrued.

As of September 30, 2018, total outstanding notes payable amounted to $614,000, accrued interest of $111,000 and unamortized note discount of $99,000 for a net balance of $626,000 In addition, a total of eight outstanding notes amounting to $454,000 have reached maturity and are past-due, and are now accruing interest at 10% per annum under terms of the notes.

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

For the nine-month periods ended September 30, 2018 and 2017, our research and development expenses were $145,000 and $173,000 respectively. For the three-month periods ended September 30, 2018 and 2017, our research and development expenses were $50,000 and $53,000, respectively.

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

During the nine-month periods ended September 30, 2018 and 2017, the Company incurred total expenses of $5,000 and $30,000, respectively, in the manufacture, delivery and testing of the AOT prototype equipment. During the three-month periods ended September 30, 2018 and 2017, the Company incurred total expenses of $4,000 and $6,000, respectively. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

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

Total expenses recognized during each nine-month period ended September 30, 2018 and 2017 pursuant to these two agreements amounted to $141,000 and $143,000, respectively. Total expenses recognized during each three-month period ended September 30, 2018 and 2017 pursuant to these two agreements amounted to $47,000. These expenses have been reflected in Research and Development expenses on the accompanying consolidated statements of operations.

As of December 31, 2017, total unpaid fees due to Temple pursuant to these agreements amounted to $842,000. In July 2017, the Company and Temple amended the Second Temple License agreement. Pursuant to the amendment, the Company paid Temple $62,000 and Temple agreed to defer payment of the remaining $135,000 in unpaid licensing fee until such time the Company generates revenues totaling $835,000 from the license. In addition, the unpaid balance of $135,000 will accrue interest of 9% per annum.

As of September 30, 2018, and December 31, 2017, total unpaid fees due to Temple pursuant to these agreements amounted to $1,023,000 and $842,000, respectively, which are included as part of Accounts payable – licensing agreements in the accompanying consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $83,000 are current, $417,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $523,000 are deemed past due. The past due amount of $523,000 is owed pursuant to the First Temple License. The Company is currently in negotiations with Temple to settle or cure the past due balance.

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

As of September 30, 2018, and December 31, 2017, total unpaid fees due to Temple pursuant to the Research Agreement were $0 and $10,000, respectively, which are included as part of Accounts payable – licensing agreements in the accompanying consolidated balance sheets.

7.	Common Stock

During the nine months ended September 30, 2018, the Company issued a total of 20,121,608 shares of its common stock as follows:

•	The Company issued 7,374,125 shares of its common stock upon the conversion of $474,000 in convertible notes pursuant to the convertible notes at conversion prices of $0.05 to $0.08 per share.

•	The Company issued 12,517,773 shares of its common stock upon the exercise of warrants for proceeds of $634,000 at exercise prices of $0.05 to $0.08 per share.

•	The Company issued 179,710 shares of its common stock upon the exercise of options for proceeds of $13,000 at exercise prices of $0.07 per share.

•	The Company issued 50,000 shares of common stock in exchange for services in aggregate value of $12,000.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to directors, employees, and non-employees in capital raising transactions, for services and for financing costs. Options vest and expire according to terms established at the grant date.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at September 30, 2018 was 5.4 years. Stock option activity for the period January 1, 2018 up to September 30, 2018, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2018	35,397,675	$0.23
Granted	2,083,335	0.18
Exercised	(179,710)	0.07
Forfeited	(1,950,000)	0.29
September 30, 2018	35,351,300	$0.22

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of September 30, 2018 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.99	35,200,854	5.4	$0.22	32,380,020	$0.21
$ 1.00 - $ 1.99	150,446	4.8	$1.18	150,446	$1.18
	35,351,300	5.4	$0.22	32,530,466	$0.21

During the nine-month period ending September 30, 2018, the Company granted options to purchase 2,083,335 shares of common stock to members of the Company’s Board of Directors. The options are exercisable at $0.18 per share, vest monthly over a twelve-month period, and expire ten years from the date granted. Total fair value of these options at grant date was $313,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 1.7%; volatility of 118%, and dividend yield of 0%.

During the nine-month periods ended September 30, 2018 and 2017, the Company recognized total compensation costs based on the fair value of options that vested of $340,000 and $653,000 respectively, which is included in Operating expenses in the Company’s statement of operations. During the three-month periods ended September 30, 2018 and 2017, the Company recognized compensation costs based on the fair value of options that vested of $95,000 and $117,000 respectively, which is included in Operating expenses in the Company’s statement of operations.

During the period ended September 30, 2018, the Company issued 179,710 shares of common stock upon exercise of stock options which resulted in proceeds of $13,000.

At September 30, 2018, the Company’s closing stock price was $0.08 per share. The aggregate intrinsic value of the options outstanding at September 30, 2018 was $208,036. Future unamortized compensation expense on the unvested outstanding options at September 30, 2018 is $114,127 to be recognized through June 2019.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2018 up to September 30, 2018.

	Warrants	Weighted Avg. Exercise Price
January 1, 2018	17,622,437	$0.09
Granted	4,472,188	0.06
Exercised	(12,517,773)	0.05
Cancelled	(2,287,997)	0.05
September 30, 2018	7,288,855	$0.16

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of September 30, 2018 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.99	7,288,855	1.5	$0.16	7,288,855	$0.16
$ 1.00 - $ 1.99	–	–	–	–	–
	7,288,855	1.5	$0.16	7,288,855	$0.16

In the nine-month period ending September 30, 2018, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 4,472,188 shares of common stock with an exercise price of $.05 to $0.08 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 5).

During the nine-month period ended September 30, 2018, warrants to acquire 12,517,773 shares of common stock were exercised resulting in net proceeds to the Company of $634,000.

During the nine-month periods ended September 30, 2018 and 2017, the Company recognized compensation costs of $0 and $1,000, respectively, based on the fair value of warrants previously issued for services that vested during the period, which is included in Operating expenses in the Company’s statement of operations. During the three-month periods ended September 30, 2018 and 2017, the Company recognized compensation costs of $0 and $2,000, respectively, based on the fair value of warrants that vested, which is included in Operating expenses in the Company’s statement of operations.

At September 30, 2018, the aggregate intrinsic value of the warrants outstanding was $68,000.

9.	Commitments and Contingencies

There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

10.	Subsequent Events

Conversion of Convertible Notes

Between October 1, 2018 and November 14, 2018, the Company issued 1,925,000 shares of common stock upon conversion of previously issued convertible notes in aggregate value of $104,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” section in our form 10-K filed with the SEC on April 2, 2018, that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2018, and we undertake no duty to update this information.

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

On July 15, 2014, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Kinder Morgan Lease”) with Kinder Morgan Crude & Condensate, LLC (“Kinder Morgan”) under which Kinder Morgan agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of Kinder Morgan’s operating pipelines. Equipment provided under the Lease includes a single AOT Midstream pressure vessel with a maximum flow capacity of 5,000 gallons per minute. The equipment was delivered to Kinder Morgan in December 2014 and installed in March 2015. In April 2015, during pre-start testing, low electrical impedance was measured in the unit, indicating an electrical short. A replacement unit was installed May 2015. The second unit also presented with low impedance when flooded with crude condensate from Kinder Morgan’s pipeline. Subsequent to design modifications, a remanufactured AOT unit was installed and tested at Kinder Morgan’s pipeline facility in August 2015. Initial results were promising, with the unit operating generally as expected. However, voltage dropped as preliminary tests continued, indicating decreased impedance within the AOT pressure vessel. QS Energy personnel and outside consultants performed a series of troubleshooting assessments and determined that, despite modifications made to the AOT, conductive materials present in the crude oil condensate continued to be the root cause of the decreased impedance. Based on these results, QS Energy and Kinder Morgan personnel mutually agreed to put a hold on final acceptance of equipment under the lease and temporarily suspended in-field testing to provide time to re-test crude oil condensate in a laboratory setting, and thoroughly review and test selected AOT component design and fabrication. Subsequent analysis and testing led to changes in electrical insulation, inlet flow improvements and other component modifications. These design changes were implemented and tested by Industrial Screen and Maintenance (ISM), one of QS Energy's supply chain partners in Casper, Wyoming. Tests performed by ISM at its Wyoming facility indicated significant improvements to system impedance and efficiency of electric field generation.

In February 2016, the modified AOT equipment was installed at Kinder Morgan’s facility. Pre-acceptance testing was performed in April 2016, culminating in more than 24 hours of continuous operations. In-field viscosity measurements and pipeline data collected during this test indicated the AOT equipment operated as expected, resulting in viscosity reductions equivalent to those measured under laboratory conditions. Supervisory Control And Data Acquisition (“SCADA”) pipeline operating data collected by Kinder Morgan during this test indicated a pipeline pressure drop reduction consistent with expectations. Kinder Morgan provided the Company with a number of additional crude oil samples which were tested in the laboratory for future test correlation and operational planning purposes. Based on final analysis of in-field test results, SCADA operating data and subsequent analysis of crude oil samples at Temple University, Kinder Morgan and QS Energy are considering moving the AOT test facility to a different, higher-volume pipeline location. Although discussions continue, an alternate location has not been identified. The Kinder Morgan Lease is currently in suspension and lease payments have not yet commenced.

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

In July 2017, the Company filed for trademark protection for the word “eDiluent” in advance of rolling out a new marketing and revenue strategy based on the concept of using AOT to reduce pipeline dependence upon diluent to reduce viscosity of crude oils. A primary function of AOT is to reduce viscosity by means of its solid-state electronics technology, in essence providing an electronic form of diluent, or “eDiluent”. The Company plans to market and sell a value-added service under the name eDiluent, designed to be upsold by the Company’s midstream pipeline customers in an effort to provide the Company with long-term recurring revenues.

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

The Company is actively seeking deployments of its AOT technology intended to demonstrate and document AOT efficacy, operational benefits, and financial impact. Primary activities are focused on AOT demonstration and joint development projects in the United States, South America and Asia. These projects are designed to provide operating data and physical access to prospective customers to aid product commercialization and future sales. We are currently working with a U.S.-based pipeline operator on a potential development agreement under which we would operate an AOT midstream unit on a pipeline located in the United States delivering multiple heavy crudes. In August, these efforts culminated in the execution of a non-bindingMemorandum of Understanding (“MOU”) detailing the project’s general scope, timeline and terms. Since that time, we have been working diligently with the operator to complete engineering reviews, select a project location, and finalize a detailed statement of work which we anticipate will be the foundation for final definitive agreements. Although final project terms may vary from those described in the current statement of work, we and the operator have a general understanding that, subject to the execution of a definitive agreement, the demonstration project will operate under an initial term of 36 months, targeting installation in December 2018 – January 2019. QS Energy and the pipeline operator would have dual ownership of all data collected. Importantly, AOT-related data would not be as tightly restricted as it has been in the past, and access to the demonstration site would be made available to prospective QS Energy customers. QS Energy would provide and retain ownership of all AOT equipment at no cost to the operator and pay AOT-related installation and operating costs through the term of the project. The project would be subject to early termination by either party after 6 months of operations. At the end of the initial term, the operator would have the option to extend the project or either purchase equipment or lease equipment under terms to be mutually agreed upon.

Preparation for this demonstration project started several months ago when we entered into a master services contract with the pipeline operator, initiating the operator’s vendor qualification process, a process which began with a review of our operating procedures and records and was finalized earlier this month with the expansion of our insurance coverages to meet the operator’s standard requirements. Upon execution of the MOU in August, we selected an AOT unit from inventory for inspection and quality assurance testing, after which we sent the AOT to one of our supply-chain partners for some minor system improvements. Equipment preparation, hydro testing and final quality assurance should be completed in November, on schedule for delivery to the demonstration site for installation in December-January.

Crude oil samples provided by the pipeline operator have been tested at Temple University, indicating AOT could significantly reduce viscosity of the heavy crudes typically transported through this pipeline. Analysis of the selected pipeline location and configuration indicates the proposed location has excellent characteristics for demonstration purposes. If successful at the proposed location, acquisition and installation of additional AOT’s may be required for the operator to fully realize and optimize AOT benefits along the full length of the selected pipeline.

The Company is currently pursuing AOT testing in several countries in South America related to upstream, midstream, barge, and tanker truck applications. Oil samples from multiple clients have been shipped from South America for testing at Temple University. There is a vast amount of heavy oil in these countries and we believe the Ministers of Hydrocarbons have standing orders to increase production and transportation capacity. We continue to work with an existing client in Asia for an AOT installation; however, progress on this project has slowed from our original targets. In August 2018, we were informed by our Asian client the project would be suspended and reassessed in 2019 subject to budget and project approval requirements imposed by new management. In August 2018, we were approached by a prospective customer in northwest Asia and have been invited to meet with senior management to make presentations and provide a proposal to install AOTs on a new 2,000 km pipeline. We are also in discussions with an exploration and production company regarding AOT operations on a West Coast heavy crude gathering line that relies heavily on diluent to achieve required viscosity. This project is designed to demonstrate AOT for upstream and trucking applications. Ongoing communications are continuing with energy companies in Europe and the Middle East.

Our expenses to date have been funded through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We will need to raise substantial additional capital through 2018, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until we are able to achieve a revenue base.

There are significant risks associated with our business, our Company and our stock. See “Risk Factors,” below.

Results of Operation for Nine and Three-month periods ended September 30, 2018 and 2017

Nine months ended September 30, 2018 and 2017

	Nine months ended
	September 30
	2018	2017	Change
Revenues	$–	$50,000	$(50,000)
Costs and expenses
Operating expenses	1,387,000	2,373,000	(986,000)
Research and development expenses	145,000	173,000	(28,000)
Loss before other income (expense)	(1,532,000)	(2,496,000)	964,000
Other income (expense)
Other income	–	–	–
Interest and financing expense	(607,000)	(1,649,000)	1,042,000
Loss on disposition of equipment	–	–	–
Net Loss	$(2,139,000)	$(4,145,000)	$2,006,000

During the nine-month period ended September 30, 2017, the Company recognized revenues of $50,000 pursuant to the completion of lease and testing agreement of the Company’s AOT equipment. There was no similar transaction during the period ended September 30, 2018.

Operating expenses were $1,387,000 for the nine-month period ended September 30, 2018, compared to $2,373,000 for the nine-month period ended September 30, 2017, a decrease of $989,000. This is due to decreases in non-cash expenses of $290,000, and in cash expenses of $696,000. Specifically, the decrease in non-cash expenses are attributable to increases in depreciation of $11,000 and stock compensation expenses attributable to the fair value of warrants and common stock issued to consultants of $11,000, offset by a decrease in the fair value of options granted to directors and employees of $312,000. The decrease in cash expenses is attributable to increases in insurance expenses of $10,000, and salaries and benefits of $78,000, offset by decreases in consulting expenses of $21,000, corporate expenses of $6,000, office expenses of $30,000, legal and accounting expenses of $75,000, travel expenses of $26,000, other expenses of $2,000, and a decrease to severance package expense of $624,000.

Research and development expenses were $145,000 for the nine-month period ended September 30, 2018, compared to $173,000 for the nine-month period ended September 30, 2017, a decrease of $28,000 This decrease is attributable to decreases in product testing, research, patents and other costs of $25,000, and prototype product development costs of $3,000

Other income and expense were a net expense of $607,000 for the nine-month period ended September 30, 2018, compared to a net expense of $1,041,000 for the nine-month period ended September 30, 2017, a net decrease in other expenses of $1,041,000. This decrease is attributable to a decrease in non-cash other expenses of $1,041,000. The decrease in non-cash other expense is due to decreases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $1,041,000.

The Company had a net loss of $2,139,000, or $0.01 per share, for the nine-month period ended September 30, 2018, compared to a net loss of $4,145,000, or $0.02 per share, for the nine-month period ended September 30, 2017.

Three months ended September 30, 2018 and 2017

	Three months ended
	September 30
	2018	2017	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	431,000	535,000	(104,000)
Research and development expenses	50,000	53,000	(3,000)
Loss before other income (expense)	(481,000)	(588,000)	107,000
Other income (expense)
Other income	–	–	–
Interest and financing expense	(200,000)	(227,000)	(27,000)
Net Loss	$(681,000)	$(815,000)	$134,000

The Company had no revenues in the three month-periods ended September 30, 2018 and 2017.

Operating expenses were $431,000 for the three-month period ended September 30, 2018, compared to $535,000 for the three-month period ended September 30, 2017, a decrease of $104,000. This is due to decreases in non-cash expenses of $22,000 and in cash expenses of $79,000. Specifically, the decrease in non-cash expenses are attributable to decreases in depreciation of $3,000 and stock compensation expenses attributable to the fair value of options granted to directors and employees of $22,000. The decrease in cash expenses is attributable to an increase salaries and benefits of $29,000, offset by decreases in consulting expenses of $13,000, corporate expenses of $39,000, freight expenses of $9,000, office expenses of $16,000, legal and accounting expenses of $11,000, travel expenses of $19,000, and other expenses of $1,000.

Research and development expenses were $50,000 for the three-month period ended September 30, 2018, compared to $53,000 for the nine-month period ended September 30, 2017, a decrease of $3,000. This decrease is attributable to decreases in prototype product development costs of $3,000.

Other income and expense were $200,000 expense for the three-month period ended September 30, 2018, compared to $227,000 expense for the three-month period ended September 30, 2017, a net decrease in other expenses of $27,000. This decrease is attributable to a decrease in non-cash other expenses of $27,000. The decrease in non-cash other expense is due to an increase in expense attributable to interest, beneficial conversion features and warrants associated with convertible notes issued in the amount of $77,000, offset by a decrease in other non-cash interest of $50,000.

The Company had a net loss of $681,000, or $0.00 per share, for the three-month period ended September 30, 2018, compared to a net loss of $815,000, or $0.00 per share, for the three-month period ended September 30, 2017.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant or ongoing revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $112,248,000 as of September 30, 2018. Our negative operating cash flow for the periods ended September 30, 2018 was funded through issuance of convertible notes and the exercise of options and warrants.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $2,139,000 and a negative cash flow from operations of $1,098,000 for the nine-month period ended September 30, 2018. These factors raise substantial doubt about our ability to continue as a going concern.

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

Summary

During the period ended September 30, 2018, we received cash totaling $1,173,000 from issuance of our convertible notes payable, exercise of options and warrants, and used cash in operations of $1,098,000 At September 30, 2018, we had cash on hand in the amount of $279,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University, as amended; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to maintain an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by, among other things, filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2018 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine-months ended September 30, 2018, the Company incurred a net loss of $2,139,000 used cash in operations of $1,098,000 and had a stockholders’ deficit of $112,248,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2018, the Company had cash on hand in the amount of $279,000 Management estimates that the current funds on hand will be sufficient to continue operations through January 2019. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple; costs associated with product development and commercialization of the AOT and Joule Heat technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2018 and beyond.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of September 30, 2018, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2018, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine-month period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the nine months ended September 30, 2018, the Company issued 7,374,125 shares of its common stock upon the conversion of $474,000 in convertible notes at $0.05 to $0.08 per share, and issued 12,697,483 shares of its common stock upon the exercise of warrants and options at an exercise price of $0.05 to $0.08 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

QS ENERGY, INC.

Date: November 14, 2018	By:	/s/ Michael McMullen
Michael McMullen
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

