Form 10-K
period 2018-12-31
QS Energy, Inc.
filed 2019-04-01
CIK 1103795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2018 was $28,673,000.

The number of shares of the Registrant’s Common Stock outstanding as of March 27, 2019 was 280,202,988.

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

Overview

QS Energy, Inc. (“QS Energy” or “Company” or “we” or “us” or “our”) develops and commercializes energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that reduces crude oil viscosity by applying a high intensity electrical field to crude oil while in transit. AOT technology delivers reductions in crude oil viscosity and pipeline pressure loss as demonstrated in independent third-party tests performed by the U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™, at full-scale test facilities in the U.S. and China, and under commercial operating conditions on one of North America’s largest high-volume crude oil pipelines. Prior testing on a commercial crude oil condensate pipeline demonstrated high correlation between laboratory analysis and full-scale AOT operations under commercial operating conditions with onsite measurements and data collected by the pipeline operator on its supervisory control and data acquisition (“SCADA”) system. The AOT product has transitioned from laboratory testing and ongoing research and development to initial production and continued testing in advance of our goal of seeking commercial acceptance and adoption by the upstream and midstream pipeline marketplace. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2019.

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

On July 15, 2014, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Kinder Morgan Lease”) with Kinder Morgan Crude & Condensate, LLC (“Kinder Morgan”) under which Kinder Morgan agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of Kinder Morgan’s operating crude oil condensate pipelines. Equipment provided under the Lease includes a single AOT Midstream pressure vessel with a maximum flow capacity of 5,000 gallons per minute. The equipment was delivered to Kinder Morgan in December 2014 and installed in March 2015. In April 2015, during pre-start testing, low electrical impedance was measured in the unit, indicating an electrical short. A replacement unit was installed May 2015. The second unit also presented with low impedance when flooded with crude condensate from Kinder Morgan’s pipeline. Subsequent to design modifications, a remanufactured AOT unit was installed and tested at Kinder Morgan’s pipeline facility in August 2015. Initial results were promising, with the unit operating generally as expected. However, voltage dropped as preliminary tests continued, indicating decreased impedance within the AOT pressure vessel. QS Energy personnel and outside consultants performed a series of troubleshooting assessments and determined that, despite modifications made to the AOT, conductive materials present in the crude oil condensate appeared to be the root cause of the decreased impedance. Based on these results, QS Energy and Kinder Morgan personnel mutually agreed to put a hold on final acceptance of equipment under the lease and suspended in-field testing to provide time to re-test crude oil condensate in a laboratory setting, and thoroughly review and test selected AOT component design and fabrication. Subsequent analysis and testing led to changes in electrical insulation, inlet flow improvements and other component modifications. These design changes were implemented and tested by Industrial Screen and Maintenance (ISM), one of QS Energy's supply chain partners in Casper, Wyoming. Tests performed by ISM at its Wyoming facility indicated significant improvements to system impedance and efficiency of electric field generation.

In February 2016, the modified AOT equipment was installed at Kinder Morgan’s facility. Pre-acceptance testing was performed in April 2016, culminating in more than 24 hours of continuous operations. In-field viscosity measurements and pipeline data collected during this test indicated the AOT equipment operated as expected, demonstrating viscosity reductions equivalent to those measured under laboratory conditions. Supervisory Control And Data Acquisition (“SCADA”) pipeline operating data collected by Kinder Morgan during this test indicated a pipeline pressure drop reduction consistent with expectations. Results of this test were promising, however due to the short duration of the test and limited data collection, definitive conclusions regarding the AOT performance and its impact on pipeline operations could not be reached. Based on final analysis of in-field test results, SCADA operating data and subsequent analysis of crude oil condensate samples at Temple University, it is unlikely Kinder Morgan would use the AOT at the original test location or other condensate pipeline. Kinder Morgan has expressed interest in AOT operations at one of their heavy crude pipeline locations subject to results of other AOT demonstration projects and has provided the Company with additional crude oil samples which have been tested at Temple University for future test correlation and operational planning purposes. The Kinder Morgan Lease is currently in suspension and lease payments have not yet commenced.

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

During the third quarter 2016, the Company developed an onsite testing program to demonstrate AOT viscosity reduction at prospective customer sites. This program utilized a laboratory-scale AOT device designed and developed by the Company and tested at the Southern Research Institute. Under this program, Company engineers set up a temporary lab at the customer’s site to test a full range of crude oils. Fees charged for providing this service were dependent on scope of services, crude oil sample to be tested, and onsite time requirements. In the fourth quarter 2016, the Company entered a contract to provide these onsite testing services to a North American oil producer and pipeline operator over a one-week period in early 2017 at a fixed price of $50,000. This test was performed in January 2017; data analysis and final report was completed in March 2017. Test results demonstrated viscosity reduction under limited laboratory conditions. The oil producer has since requested access to observe a full-scale demonstration facility and view operating data when they become available.

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

Throughout 2018 our primary strategic goal has been focused on installing and operating a demonstration AOT project on a commercial crude oil pipeline. Much of our time was spent meeting with industry executives and engineers in North and South America and working with local representatives in the Asian and the Middle Eastern markets. In December 2018, we reached mutual agreement with a major U.S.-based pipeline operator on a demonstration project and are now prepared to deliver and install our AOT equipment on a crude oil pipeline located in the Southern United States in 2019. We believe the selected project site should be ideal for demonstration purposes, delivering heavy crudes which, based on samples tested at Temple University, should experience significant viscosity reduction when treated with our AOT technology.

While management focused on finding a partner and finalizing terms of the demonstration project, our engineering team worked throughout 2018 to improve our AOT design and prepare one of our inventoried AOT units for deployment. All system upgrade, inspections and testing protocols were completed in December 2018, and the AOT unit is now ready for delivery to the demonstration site. The pipeline operator finalized site selection and began site design and engineering in January 2019. Based on the most recent project update provided by the pipeline operator, we anticipate shipping the AOT equipment to the demonstration site in early April 2019, with installation to be completed in late April. We anticipate demonstration operations to begin early May 2019.

Plans moving forward are centered on achieving commercial adoption of our AOT device leading to sales and revenue in 2019. Over the past year, we have met with many industry executives who expressed interest in AOT subject to seeing and evaluating commercial operations and data. Assuming successful operations, the demonstration AOT project should provide data requested such as real-time changes in viscosity, pipeline pressure drop reduction and increases in pipeline operating flowrates. All collected data will be normalized such that it can be used to evaluate the financial and operational benefits across a wide range of commercial operating scenarios without disclosing confidential details of our demonstration partner’s operations. We believe that real-world data from our proposed pilot AOT project may be used to accelerate our desire to achieve commercial adoption of our AOT technology, positioning us to re-engage with industry executives, targeting sales in late 2019.

The Company is currently pursuing AOT testing in several countries in South America related to upstream, midstream, barge, and tanker truck applications. Oil samples from multiple clients have been shipped from South America for testing at Temple University. There is a vast amount of heavy oil in these countries and we believe the Ministers of Hydrocarbons have standing orders to increase production and transportation capacity. We are also in discussions with an exploration and production company regarding AOT operations on a West Coast heavy crude gathering line that relies heavily on diluent to achieve required viscosity. This project could be designed to demonstrate AOT for upstream and trucking applications. We continued work with an existing client in Asia on a potential AOT demonstration project; however, progress on this project slowed from our original targets. In August 2018, we were informed by our Asian client the project would be suspended and reassessed in 2019 subject to budget and project approval requirements imposed by new management. In August 2018, we were approached by a prospective customer with operations in Russia and other regions in the former Soviet Union with expressed interest in receiving a proposal to install AOTs on a new 2,000 km pipeline. Ongoing communications are continuing with energy companies in Europe and the Middle East. Our ability to do business in some of these and other potential target markets, specifically including Russia, China and Venezuela are now, or may in be future become, restricted or impacted by sanctions, tariffs and other government actions imposed by the United States or foreign governments.

Our expenses to date have been funded through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We will need to raise substantial additional capital through 2019, and beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until we are able to achieve a revenue base.

There are significant risks associated with our business, our Company and our stock. See “Risk Factors,” below.

Our Business Strategy

QS Energy intends to continue to seek commercialization and marketing of its current technologies. Our current and primary product portfolio is dedicated to the crude oil production and transportation marketplace, with a specifically-targeted product offering for enhancing the flow-assurance parameters of new and existing pipeline gathering and transmission systems.

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

Our strategy includes:

1.	Continue optimization and value engineering of our AOT Midstream commercial product line.
2.	Install and operate AOT equipment on a commercial midstream pipeline.
3.	Directly market AOT technology to midstream pipeline operators based on results and analysis of data from the AOT demonstration project.
4.
5.	Present demonstration project results and analysis at various trade conferences.
6.	Continue to make inroads and meet with key strategic potential customers in the following geographic regions:

a.	United States
b.	Canada
c.	South and Central America
d.	Middle East
e.	Asia

7.	Continue to make inroads and strategic alliances with additional supply chain and logistics support to rapidly expand our production capacity beyond its current physical limitations, adding capacity, reach and stability with pre-approved supply chain members that meet the criteria of the customers’ procurement divisions.
8.	Develop new AOT technologies crude oil technologies with the potential to expand our market reach upstream and gathering pipeline, offshore pipelines, rail and trucking containers, and crude oil container ships.
9.	Continue to develop collaboratively additional scientific and technical whitepaper reports, product development enhancements, and additional products with our engineering support, consultants and relationships.
10.	Seek long-term recurring revenues by directly offering or licensing electronic viscosity reduction (electronic diluent, or “eDiluent”) as a service to reduce reliance on physical diluent.

Market Analysis Overview

QS Energy’s AOT crude oil viscosity reduction technology directly targets the heavy crude oil transportation industry, initially targeting the midstream crude oil pipeline operations which deliver high volumes of heavy crude oil to market. The U.S. Energy Information Administration (EIA) estimates the 2018 worldwide crude oil production at 82 million barrels per day. North American production (U.S. and Canada) is estimated at 16 million barrels per day. At $60 per barrel, this represents annual worldwide and North American sales of $1.8 trillion and $350 billion, respectively. The EIA estimates 71% worldwide crude oil production is transported by midstream pipelines, with 90% of North American production transported by midstream pipelines. In 2014, the Congressional Research Service estimated the average cost of midstream pipeline transportation at $5 per barrel. Assuming a $5 per barrel transportation cost and 2018 crude oil production rates, annual worldwide and North American midstream crude oil transportation costs are approximately $100 billion and $26 billion, respectively.

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

Consequently, oil production exceeds the capacity of existing pipelines in the U.S., Canada, South and Central America, and many other regions of the world, often resulting in delivery delays to refineries and increased reliance on more costly rail and tanker truck transport.

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

Despite the recently depressed price level of global oil benchmarks, experts forecast continued growth in crude oil pipeline capital expenditures. In June 2018, the Interstate National Gas Association of America published a study titled “North America Midstream Infrastructure through 2035.” Among its key findings, this report estimates $321 billion will be invested in midstream crude oil infrastructure between 2018 and 2035. This demand is largely due to capacity constraints coupled with the high cost of delivering crude oil by truck or rail.

We believe QS Energy’s AOT technology is strategically aligned with the major requirements and challenges facing the petroleum pipeline economy. The AOT is designed to increase pipeline flowrate while relaxing pipeline viscosity requirements, effectively increasing pipeline capacity and reducing or eliminating bottlenecks. This has the ancillary benefit of reducing the need to add diluent or heat to reduce viscosity while reducing reliance on more costly truck and rail transport to meet increasing capacity demands. Our AOT technology may also mitigate costly operating factors such as vapor pressure, pigging (pipeline cleaning) frequency, power consumption, and onset of turbulent flow. Of these factors, vapor pressure, which may be mitigated by AOT through reduced reliance on diluent and a reduction in heat buildup in transit, is of high importance to many pipeline operators as vapor pressure is tightly controlled by the EPA and is very expensive to mitigate by other means. We are now seeking to commercialize AOT as a cost-efficient solution for both new and existing pipeline operations.

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

Midstream Gathering Transporters

A subset of the Midstream transporters sector is the gathering line operators. This group often functions as a part of the Upstream producers’ operations, or within the Midstream transporter’s operations. Midstream gathering lines are the regional transportation infrastructure that connect Upstream oilfield gathering lines to Midstream long-distance main trunk lines. Typically, these pipelines are of a relatively short length (20-100 miles) and have diameters between 6” and 12”, and could benefit from our smaller, lower cost AOT technology.

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

Other heavy crude oil transporters

Truck, rail and marine crude oil carriers rely on heat and other costly and potentially hazardous measures to address the difficulties of onloading and offloading thick, heavy crudes. The Company is investigating AOT equipment designs specifically targeting this market’s viscosity and vapor pressure requirements and related evaporation mitigation practices mandated by the U.S. Environmental Protection Agency.

Our Products and Technology

AOT Commercial Products

Beginning in the second quarter of 2012, the Company began the design and engineering efforts required to transition from laboratory and prototype testing to AOT units designed for full-scale commercial testing. The Company established its supply chain, designs, drawings, engineering, certifications and specifications to comply with the engineering audit processes as dictated by the energy industry regulation processes and North American regulatory bodies. We have built, delivered and tested, under limited duration and conditions, AOT equipment on a high-volume commercial pipeline. We have not proven the commercial viability of this product. Please see “ITEM 1A, Risk Factors”, for a discussion associated with the commercial viability of our products.

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

Our second AOT commercial installation was a single AOT deployment initially installed in March 2015 on the Kinder Morgan Crude & Condensate pipeline, which provides takeaway capacity for the Eagle Ford Shale in South Texas, primarily delivering light crude oil. As discussed in the Overview section above, equipment was installed limited operations and tests were performed in 2015 and 2016. Based on final analysis of in-field test results, SCADA operating data and subsequent analysis of crude oil samples at Temple University, it is unlikely Kinder Morgan would use the AOT at the original test location or other condensate pipeline. Kinder Morgan may consider AOT operations at one of their heavy crude pipeline locations subject to results of other AOT demonstration projects.

The Company continues to optimize and value engineer its AOT product line, targeting both midstream and upstream markets. The Company is in the process of developing an AOT demonstration project in cooperation with a major U.S. pipeline operator which, based on the most current schedule provided by the pipeline operator, is expected to be operational in May 2019,

Joule Heat Product Development

The Company began development its Joule Heat product in 2014, based around the new electrical heat system which reduces oil viscosity through a process known as joule heat, specifically targeting the upstream crude oil transportation market. The Company’s first Joule Heat prototype was installed for testing purposes under a joint development agreement with Newfield Exploration Company in June 2015 and the system was operational; however, changes to the prototype configuration will be required to determine commercial effectiveness of this unit. In December 2015, we temporarily suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT. We plan to resume Joule Heat development in the future depending on the availability of sufficient capital and other resources.

AOT Commercial Supply Chain

The Company has developed a well-established supply chain for fabrication of the commercial AOT. The supply chain consists of multiple component suppliers and manufacturing companies engaged under Independent Contractor Agreements according to their respective fields of expertise. The supply chain entities have been chosen for their ability to work collaboratively with QS Energy and for their existing relationships with current and potential future customers of QS Energy technologies. The external components such as pressure vessels, inlet and outlet piping header systems, personnel and equipment shelters have been manufactured under contract with Power Service Inc. with offices in Wyoming, Utah, Colorado, Montana, North Dakota, and Texas. Internal components such as grid packs, electrical connections and other machined parts have been manufactured by Industrial Screen and Maintenance, with offices in Wyoming and Colorado. All equipment is manufactured in the United States of America, using only approved raw materials and vendors for quality control and import/export compliance purposes and meet the certifications and specifications as dictated by our customers and their independent oversight and auditing authorities.

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

Current Business Status

The Company is currently working with a major U.S. pipeline operator to install and operate for testing purposes an AOT demonstration project on a high-volume crude oil pipeline. Once operational, the Company plans to analyze and use AOT performance data to re-engage current and new prospective customers in our primary target North American and South American midstream crude oil markets.

In November 2017, the Company’s CEO and VP of Engineering traveled to South America, meeting with eight companies in Ecuador, Colombia, and Peru. After communicating remotely with engineers and executives of these companies over the past few months, this trip provided an opportunity to meet face-to-face, tour facilities and operations, and see first-hand how and where AOT would likely provide benefit to their operations. Each of these companies expressed both interest and need for our AOT technology and discussions are continuing at a variety of levels.

One of the Company’s most interesting South American prospects has a defined need to increase capacity on pipelines transporting a very heavy crude typical throughout South America. This operator is weighing the benefits of AOT against the option of installing more pump stations while adding more diluent to its blend to meet its needs. A heavy crude oil sample provided by this operator was tested at Temple University in March 2018, demonstrating viscosity reductions of 50% and above at variety of temperatures from room temperature up to 160 degrees Fahrenheit. Duration testing indicated this crude oil maintains AOT-induced viscosity reduction well beyond 24 hours, retaining 85% of its AOT viscosity reduction 24 hours post-treatment. Preliminary analysis of laboratory results applied to this operator’s pipeline infrastructure indicates AOT could decrease reliance on diluent and increase flow rates, resulting in increased pipeline capacity of more than 20%. Data to be collected from the Company’s AOT demonstration project could be relevant to this South American operation.

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

The Company contracted Southern Research Company (“SRI”) in 2015 to perform independent laboratory tests on its prototype Joule Heat units AOT Upstream units. SRI performed tests on a prototype Joule Heat unit in September 2015, which showed promising results in which the Joule Heat prototype was observed to increase crude oil temperatures. In December 2015, we suspended Joule Heat and AOT Upstream development activities to focus Company resources on finalizing commercial development of the AOT Midstream.

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

Employees

As of December 31, 2018, the Company had five (5) full-time employees. We also utilized the services of part-time consultants on an as-needed basis to assist us with various matters, including engineering, logistics, investor relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A. Risk Factors

We have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated insignificant revenues from operations in late 2006 and subsequently did not generate any revenues until 2014 and we have incurred recurring net losses every year since our inception in 1998. For the fiscal years ended December 31, 2018 and 2017, we had net losses of $3,059,000 and $4,835,000 respectively. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our debt and equity securities for cash. We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the Company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 1, 2019, our independent auditors stated that our consolidated financial statements for the year ended December 31, 2018 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring net losses and accumulated deficit from operations since inception. We had a stockholders’ deficit of $1,482,000 as of December 31, 2018. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations since our inception in February 1998 and have relied on external sources of capital to fund operations. We had $1,153,000 in cash at December 31, 2018 and used cash from operations of $1,476,000 for the year ended December 31, 2018.

We currently do not have credit facilities available with financial institutions or other third parties, and historically have relied upon best efforts third-party funding. Though we have been successful at raising capital on a best-efforts basis in the past, we can provide no assurance that we will be successful in any future best-efforts financing endeavors. We will need to continue to rely upon financing from external sources to fund our operations for the foreseeable future. If we are unable to raise sufficient capital from external sources to fund our operations, we may need to curtail operations.

We will need substantial additional capital to meet our operating needs, and we cannot be sure that additional financing will be available.

As of December 31, 2018 and thereafter, our expenses ran, and are expected to continue to run, at an approximate “cash burn rate” of $100,000 per month, which amount could increase during 2019. In order to fund our capital needs, we conducted private offerings of our securities in 2017 and 2018. While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that an equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.

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

Despite the fact that we leased AOT equipment in 2014 to a major oil pipeline operator and tested the equipment on their high-volume pipeline under normal operating conditions, entered into a lease agreement with a second major oil pipeline operator to operate and test AOT equipment in 2015, and have initiated a project to demonstrate our AOT technology on a commercial pipeline in 2019, the commercial viability of our devices is not known at this time. If commercial opportunities are not realized from the use of products incorporating the AOT technology, our ability to generate revenue would be adversely affected. There can be no assurances that we will be successful in marketing our products, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of our products will significantly and negatively impact our financial condition. There can be no assurances that we will be successful in marketing our products, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of our products will significantly and negatively impact our financial condition.

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

The market price for our common stock has been volatile during the last year, ranging from a closing price of $0.20 on January 3, 2018 to a closing price of $0.07 on August 20, 2018, and a closing price of $0.23 on March 14, 2019. Additionally, the price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including, developments with respect to patents or proprietary rights, announcements of technological innovations by us or our competitors, announcements of new products or new contracts by us or our competitors, actual or anticipated variations in our operating results due to the level of development expenses and other factors, changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates, conditions and trends in our industry, new accounting standards, general economic, political and market conditions and other factors.

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

Total rent expense under these leases in effect during the years ended December 31, 2018, and 2017 was $18,000 and $20,000, respectively which are included as part of Operating Expenses in the attached consolidated statements of operations. The Tomball Texas office is under a month-to-month lease payable at $1,500 per month. The Tomball facility is leased from JBL Energy Partners, an entity solely owned by Jason Lane, Company CEO. See Note 9 of our consolidated financial statements attached hereto for a discussion and status of our office lease agreements.

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

	2018		2017		2016
	High	Low	High	Low	High	Low
First Quarter	$0.20	$0.08	$0.12	$0.05	$0.21	$0.07
Second Quarter	$0.15	$0.08	$0.30	$0.07	$0.19	$0.10
Third Quarter	$0.13	$0.06	$0.29	$0.17	$0.17	$0.10
Fourth Quarter	$0.11	$0.06	$0.32	$0.15	$0.07	$0.03

According to the records of our transfer agent, we had approximately 1,000 stockholders of record of our common stock at March 14, 2019. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Issuances of Unregistered Securities in Current Fiscal Year

During the year ended December 31, 2018, the Company issued an aggregate of 22,046,608 shares of its common stock as follows:

•	In March 2018, the Company issued 50,000 shares of its common stock valued at $0.24 per share in exchange for services valued $12,000.

•	The Company issued 9,288,125 shares of its common stock upon the conversion of $578,000 in convertible notes pursuant to the convertible notes conversion prices of $0.05 to $0.08 per share.

Shares of Common Stock Issued on Conversion of Notes in Year Ended December 31, 2018

Month of Issuance	Principal and Interest Converted to Common Stock	Conversion Price	Shares of Common Stock Issued
March 2018	$118,000	$0.08 per share	1,471,250
April 2018	$146,000	$0.05 to 0.08 per share	1,918,125
May 2018	$61,000	$0.05 to 0.08 per share	1,086,250
June 2018	$11,000	$0.08 per share	137,500
July 2018	$110,000	$0.05 per share	2,200,000
August 2018	$28,000	$0.05 to 0.08 per share	385,000
September 2018	$104,000	$0.05 per share	2,090,000
	$578,000		9,288,125

•	The Company issued 12,517,773 shares of its common stock upon the exercise of warrants for proceeds of $634,000 at exercise prices of $0.05 to $0.08 per share.

Shares of Common Stock Issued on Exercise of Warrants in Year Ended December 31, 2018

Month of Issuance	Warrant Proceeds	Warrant Exercise Price	Shares of Common Stock Issued
January 2018	$3,000	$0.05 per share	55,000
February 2018	$50,000	$0.05 per share	990,000
March 2018	$6,000	$0.05 per share	121,000
April 2018	$110,000	$0.05 to 0.08 per share	2,036,773
May 2018	$240,000	$0.05 per share	4,805,000
June 2018	$225,000	$0.05 per share	4,510,000
	$634,000		12,517,773

•	The Company issued 179,710 shares of its common stock upon the exercise of options for proceeds of $13,000 at exercise prices of $0.07 per share.

Shares of Common Stock Issued on Exercise of Options in Year Ended December 31, 2018

Month of Issuance	Option Proceeds	Option Exercise Price	Shares of Common Stock Issued
February 2018	$13,000	$0.07 per share	179,710
	$13,000		179,710

•	The Company issued convertible notes in aggregate value of $1,955,000 for net proceeds of $1,778,000, convertible into 36,477,375 shares in common stock of the Company at a conversion price of $0.05 to $0.08 per share, and in connection with these notes, issued warrants to purchase 18,238,688 shares of common stock of the Company at an exercise price of $0.05 per share and expiring one year from the date of issuance, summarized by month as follows:

Convertible Notes Issued in Year Ended December 31, 2018

Month of Issuance	Cash Proceeds	Face Value of Note	Conversion Price	Convertible to Shares of Common Stock	Warrants to Purchase Common Stock	Warrant Exercise Price	Warrant Expiration Month
February 2018	$90,000	$99,000	$0.08/share	1,237,500	618,750	$0.08/share	February 2019
March 2018	$155,000	$171,000	$0.08/share	2,131,250	1,065,625	$0.08/share	March 2019
April 2018	$74,000	$81,000	$0.08/share	1,010,625	505,313	$0.08/share	April 2019
July 2018	$207,000	$228,000	$0.05/share	4,565,000	2,282,500	$0.05/share	July 2019
November 2018	$165,000	$182,000	$0.05/share	3,630,000	1,815,000	$0.05/share	November 2019
December 2018	$1,087,000	$1,194,000	$0.05/share	23,903,000	11,951,500	$0.05/share	December 2019
	$1,778,000	$1,955,000		36,477,375	18,238,688

Issuances of Unregistered Securities in Prior Fiscal Year

During the year ended December 31, 2017, the Company issued an aggregate of 35,031,881 shares of its common stock as follows:

•	In August 2017, the Company issued 181,355 shares of its common stock upon the private sale of restricted common stock for cash proceeds of $38,000 at a purchase price of $.21 per share.

•	The Company issued 29,986,772 shares of its common stock upon the conversion of $1,528,000 in convertible notes pursuant to the convertible notes conversion prices of $0.05 to $0.48 per share.

Shares of Common Stock Issued on Conversion of Notes in Year Ended December 31, 2017

Month of Issuance	Principal and Interest Converted to Common Stock	Conversion Price	Shares of Common Stock Issued
February 2017	$10,000	$0.05 per share	191,400
March 2017	$50,000	$0.05 per share	990,000
April 2017	$44,000	$0.05 to 0.10 per share	880,000
May 2017	$300,000	$0.05 to 0.10 per share	5,919,680
June 2017	$844,000	$0.05 per share	16,877,300
July 2017	$197,000	$0.05 to 0.48 per share	3,453,092
August 2017	$1,000	$0.05 per share	25,300
September 2017	$77,000	$0.05 per share	1,540,000
October 2017	$5,000	$0.05 per share	110,000
	$1,528,000		29,986,772

•	The Company issued 4,414,000 shares of its common stock upon the exercise of warrants for proceeds of $359,000 at exercise prices of $0.05 to $0.10 per share.

Shares of Common Stock Issued on Exercise of Warrants in Year Ended December 31, 2017

Month of Issuance	Warrant Proceeds	Warrant Exercise Price	Shares of Common Stock Issued
June 2017	$61,000	$0.15 per share	605,000
July 2017	$129,000	$0.05 to 0.10 per share	1,760,000
August 2017	$133,000	$0.10 per share	1,334,000
September 2017	$14,000	$0.05 per share	275,000
October 2017	$16,000	$0.05 per share	330,000
November 2017	$6,000	$0.05 per share	110,000
	$359,000		4,414,000

•	The Company issued 449,754 shares of its common stock upon the exercise of options for proceeds of $37,000 at exercise prices of $0.07 to $0.13 per share.

Shares of Common Stock Issued on Exercise of Options in Year Ended December 31, 2017

Month of Issuance	Option Proceeds	Option Exercise Price	Shares of Common Stock Issued
July 2017	$12,000	$0.05 to 0.10 per share	178,002
August 2017	$12,000	$0.10 per share	93,750
November 2017	$13,000	$0.05 per share	178,002
	$37,000		449,754

•	The Company issued convertible notes in aggregate value of $1,616,000 for net proceeds of $1,479,000, convertible into 32,321,540 shares in common stock of the Company at a conversion price of $0.05 per share, and in connection with these notes, issued warrants to purchase 16,160,770 shares of common stock of the Company at an exercise price of $0.05 per share and expiring one year from the date of issuance, summarized by month as follows:

Convertible Notes Issued in Year Ended December 31, 2017

Month of Issuance	Cash Proceeds	Face Value of Note	Conversion Price	Convertible to Shares of Common Stock	Warrants to Purchase Common Stock	Warrant Exercise Price	Warrant Expiration Month
February 2017	$121,000	$133,000	$0.05/share	2,662,000	1,331,000	$0.05/share	February 2018
March 2017	$80,000	$88,000	$0.05/share	1,760,000	880,000	$0.05/share	March 2018
April 2017	$155,000	$171,000	$0.05/share	3,413,540	1,706,720	$0.05/share	April 2018
May 2017	$1,113,000	$1,224,000	$0.05/share	24,486,000	12,243,000	$0.05/share	May 2018
	$1,469,000	$1,616,000		32,321,540	16,160,770

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-K, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2018, and we undertake no duty to update this information.

Overview

In the second quarter of 2014, we reached a major milestone in the Company’s evolution, generating revenues from our AOT technology for the first time since our inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2019.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2018 and also need to raise substantial additional capital in 2019, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation

Revenue Comparison, 2018 and 2017

During the twelve-month period ended December 31, 2017, the Company recognized revenues of $50,000 pursuant to the completion of lease and testing agreement of the Company’s AOT equipment. The Company had no revenue during the twelve-month period ended December 31,2018.

Operating Expense Comparison, 2018 and 2017

Operating expenses were $1,853,000 for the fiscal year ended December 31, 2018, compared to $2,938,000 for the fiscal year ended December 31, 2017, a decrease of 1,085,000. This decrease was attributable to decreases in non-cash expenses of $439,000 and cash expenses of $646,000. Specifically, the decrease in non-cash expenses is attributable to an increase in depreciation expense of $3,000 and decreases in stock-based compensation related to warrants and options issued to employees, directors and consultants of $442,000. The decrease in cash expenses is attributable to increases in corporate expenses of $26,000, insurance of $18,000, salaries and benefits of $87,000, public relations and investor relations of $9,000, rent and utilities of $3,000, and other expenses of $4,000, offset by decreases in severance agreement expense of $624,000, consulting fees of $25,000, freight and transportation of $3,000, office expenses of $25,000, legal and accounting of $69,000, patent application and maintenance of $16,000, and travel expenses of $31,000.

Research and development expenses were $208,000 for the fiscal year ended December 31, 2018, compared to $243,000 for the fiscal year ended December 31, 2017, a decrease of $35,000. This decrease is attributable to decreases in AOT prototype development costs of $33,000 and licensing and research fees of $2,000.

Interest expenses were $998,000 for the fiscal year ended December 31, 2018, compared to $1,704,000 for the fiscal year ended December 31, 2017, a decrease of $706,000. This decrease is attributable to a decrease in interest and financing expense of $758,000 to account the fair value of the warrants issued with our convertible notes and the notes’ beneficial conversion feature, offset by an increase in other non-cash interest expenses of $52,000.

We had a net loss of $3,059,000 or $0.01 loss per share for the fiscal year ended December 31, 2018 compared to a net loss of $4,835,000 or $0.02 loss per share for the fiscal year ended December 31, 2017.

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations since our inception in 1998. As of December 31, 2018, we had cash of $1,153,000 and a stockholders’ deficit of $1,482,000. Our operating cash flow in 2018 was funded primarily through cash reserves, the exercise of stock purchase warrants and options for cash, and the issuance of convertible notes for cash, and the private sale of restricted common stock.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $3,059,000 and used cash in operations of $1,476,000 for the year ended December 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At December 31, 2018, the Company had cash on hand in the amount of $1,153,000. Management estimates that the current funds on hand will be sufficient to continue operations through September 2019. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to maintain an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, and certain payments to a former officer, during the remainder of 2019 and beyond. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Contractual Obligations

The Company’s contractual commitments for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

Year ending December 31,	License Agreements (1)	Compensation Agreements (2)	Total Obligations
2019	187,500	404,100	591,600
2020	187,500	–	187,500
2021	187,500	–	187,500
2022	187,500	–	187,500
2023	187,500	–	187,500
Total	$937,500	$404,100	$1,341,600

___________________

(1)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party.
(2)	Consists of base salary and certain contractually-provided benefits, to i) a former executive officer, pursuant to an severance in the amount of $580,000 that will be paid through March 31, 2019 pursuant to a separation agreement effective April 1, 2017 as amended by letter agreements effective August 16, 2018 and March 31, 2019, modifying the payment schedule to a payment of $10,000 per month, continue paying his health insurance premium, and extending the term on a month-to-month basis until paid in full or otherwise terminated. As of December 31, 2018, $370,000 was payable under this agreement and was included as part of Accounts payable and accrued expenses in the accompanying consolidated balance sheet.; ii) an executive officer, pursuant to a two-year employment agreement effective April 1, 2017 at a base annual salary of $150,000 per year; and iii) an executive officer, pursuant to a two-year agreement effective April 1, 2017 at a base annual salary of $158,400 per year.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of and for the years ended December 31, 2018 and 2017 are presented in a separate section of this report following Item 15 and begin with the index on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of December 31, 2018, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2018, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

Our management assessed the effectiveness of QS Energy, Inc.'s internal controls over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 framework). Based on our assessment, we conclude that, as of December 31, 2018, the Company has maintained effective internal control over financial reporting based on those criteria.

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

(b)	Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Composition of Board of Directors

Our bylaws provide that the Board shall consist of between one and eight directors, as determined by the Board from time to time. The number of directors is currently fixed at seven (7) members. Each board member serves a term of three years and will serve until their successors are elected and qualified, or until their earlier resignation or removal.

In 2016, the Board of Directors of the Company amended the Bylaws of the Company to divide Directors into three classes: Class I, Class II, and Class III. To implement this classified board structure, the initial term of the Class I, Class II, and Class III Directors was one (1), two (2), and three (3) years respectively, with subsequent three-year terms for all classes of Directors. All seven (7) Directors were elected to their respective Classes at the Company’s Meeting of the Shareholders on July 14, 2017. The Class I Directors, Thomas Bundros and Eric Bunting, were elected to new terms at the Company’s Meeting of the Company Shareholders on November 9, 2018.

Officers are appointed by our Board of Directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our Board of Directors. There are no family relationships among any of our current directors or our executive officers.

The following constitutes the Board of Directors as of December 31, 2018:

Name	Age	Position	Director Class	Director Since	Term Expires
Jason Lane	44	Chief Executive Officer and Chairman, Director (Non-Independent)	Class III	2017	2020
Donald Dickson(1)	61	Director (Independent)	Class II	2013	2019
Thomas Bundros(1)	62	Director (Independent)	Class I	2015	2021
Eric Bunting	49	Director (Independent)	Class I	2017	2021
Gary Buchler(1)	62	Director (Independent)	Class III	2017	2020
Richard Munn	62	Director (Independent)	Class III	2017	2020
William Green	62	Director (Independent)	Class II	2017	2019

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

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2018:

Name	Age	Position
Jason Lane	44	Chief Executive Officer and President
Michael McMullen	59	Chief Financial Officer

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

Board of Directors

Director Independence

Our Board of Directors as of December 31, 2018, consisted of seven (7) members. As of that date, the Board has affirmatively determined that Mr. Bundros, Mr. Dickson, Dr. Bunting, Mr. Buchler, Mr. Munn, and Mr. Green are independent directors. Mr. Lane, our President and Chief Executive Officer is not considered independent.

Meetings of the Board

The Board held four (4) meetings in 2018. A majority of the members attended all 4 board meetings held in 2018. The Board has held one (1) meeting in 2019 as of the date of this report.

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

Audit Committee

The Audit Committee currently consists of Mr. Bundros (chairperson), Mr. Dickson and Mr. Buchler. The Board has determined that Mr. Bundros, Mr. Dickson and Mr. Buchler are considered independent under rules of the SEC. The Audit Committee held a total of four (4) meetings during 2018, each attended by a majority of Audit Committee members. The Audit Committee has met once during 2019 as of the date of this report.

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

The Audit Committee operates under a written charter, which is available on the Company’s website. The Board and the Audit Committee believe that the Audit Committee charter complies with the current standards set forth in SEC regulations. There may be further action by the SEC during the current year on several matters that affect all audit committees. The Board and the Audit Committee continue to follow closely further developments by the SEC in the area of the functions of audit committees, particularly as it relates to internal controls for non-accelerated filers, and will make additional changes to the Audit Committee charter and the policies of the Audit Committee as required or advisable as a result of these new rules and regulations. The Audit Committee met four (4) times during 2018 and each was attended by a majority of committee members. The Audit Committee has met once during 2019 as of the date of this report.

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

Our Chief Executive Officer and Chief Financial Officer conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control – Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective as of December 31, 2018.

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

On the basis of these reviews and discussions, the Audit Committee (i) appointed Weinberg & Co., P.A. as the independent registered public accounting firm for the 2018 fiscal year and (ii) recommended to the Board that the Board approve the inclusion of the Company’s audited financial statements in the 10-K for filing with the SEC.

Respectfully submitted:

Thomas Bundros (Chairman)

Item 11. Executive Compensation

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)	Stock Awards ($)	Securities Underlying Options (#)	Full Value of Options ($)	All Other Compensation ($)	Total ($)
Jason Lane (1)	2018	$150,000	$–	-–	–	$-–	$150,000
Chief Executive Officer	2017	$150,000	$–	3,000,000	$150,000	$–	$300,000

Michael McMullen (2)	2018	$158,400	$–	-–	$–	$-–	$158,400
Chief Financial Officer	2017	$158,400	$–	250,000	$15,000	$–	$173,400

Greggory Bigger (3)	2018	$–	$–	-–	$–	$-–	$–
Former President,	2017	$290,000	$–	–	$–	$–	$290,000
Chief Executive Officer and
Chief Financial Officer

_________________

(1)

Mr. Lane was appointed Chief Executive Officer (“CEO”) effective April 1, 2017. Mr. Lane’s annual base salary under his employment agreement, as amended, as CEO is $150,000, for a two-year term. Additionally, Mr. Lane will be entitled to a bonus for any leased-based contract for the Company’s AOT technology and for any sales or other non-leased contracts for the Company’s AOT technology. The Company has also issued options (“Options”) to Mr. Lane to purchase 3,000,000 shares of restricted common stock of the Company. The Options shall vest pursuant to a two year vesting schedule, pursuant to which 500,000 of the Options, priced at $0.15 per share, and 500,000 of the Options priced at $0.25 per share, vested on April 1, 2018; thereafter, 1,000,000 of the Options, priced at $0.30 per share and 1,000,000 of the Options priced at $0.40 per share shall vest on April 1, 2019. Please see the section below under the title Employment Agreements for greater detail concerning Mr. Lane’s Employment Agreement with the Company.

Mr. Lane’s Employment Agreement was amended and restated effective March 31, 2019. See Subsequent Events, footnote 11 of the accompanying financial statements.

(2)

Mr. McMullen was appointed Chief Financial Officer (“CFO”) effective April 1, 2017. Mr. McMullen’s annual base salary under his employment agreement as CFO is $158,400, for a two-year term. The Company has also issued options (“Options”) to Mr. McMullen to purchase 250,000 shares of restricted shares of common stock of the Company at a per share exercise price equal to the stock price listed on the OTCBB market at market close on April 3, 2017. 125,000 of the Options vested on April 1, 2017, and 125,000 Options vested on April 1, 2018. Please see the section below under the title Employment Agreements for greater detail concerning Mr. McMullen’s Employment Agreement with the Company.

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

Mr. McMullen’s Employment Agreement was amended and restated effective March 31, 2019. See Subsequent Events, footnote 11 of the accompanying financial statements.

35

(3)

On February 1, 2012, Mr. Bigger was appointed Chief Financial Officer and later appointed as Chief Executive Officer. Mr. Bigger resigned from all positions with the Company effective on April 1, 2017. As part of a separation agreement with Mr. Bigger, the Company agreed to pay him a total of $613,000 on an equal installment basis over 24 months. The separation agreement was amended by letter agreements effective August 16, 2018 and March 31, 2019, modifying the payment schedule to a payment of $10,000 per month, continue paying his health insurance premium, and extending the term on a month-to-month basis until paid in full or otherwise terminated. As of December 31, 2018, $370,000 was payable under this agreement and was included as part of Accounts payable and accrued expenses in the accompanying consolidated balance sheet.

No options were issued as executive compensation to Mr. Bigger in 2016 or 2017; however, options were granted to Mr. Bigger under the Company’s Board of Directors compensation policy as detailed in the Director Compensation section below.

OPTION GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 2018, the Company granted no options to purchase shares of common stock to Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

No options were exercised by any of the Named Executive Officers during the 2018 fiscal year. The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2018 fiscal year.

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options ($)(1)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jason Lane	$–	$–	1,813,492	2,000,000	$10,714	$–
Michael McMullen	–	$–	800,000	–	$5,000	$–

(1) Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 31, 2018 the last trading day of the year was $0.09 per share.

EMPLOYMENT AGREEMENTS

Employment Agreement with Jason Lane

Mr. Lane’s employment agreement, as amended, (“Lane Employment Agreement”) with the Company became effective April 1, 2017, pursuant to which he is serving as the Company’s Chief Executive Officer. The term (“Term”) of the Lane Employment Agreement is two years. Annual base salary under the Lane Employment Agreement for the full Term is $150,000. The Company will also issue options (“Options”) to Mr. Lane to purchase 3,000,000 shares of restricted common stock of the Company. The Options shall vest pursuant to a two year vesting schedule, pursuant to which 500,000 of the Options, priced at $0.15 per share, and 500,000 of the Options priced at $0.25 per share, vested on April 1, 2018; thereafter, 1,000,000 of the Options, priced at $0.30 per share and 1,000,000 of the Options priced at $0.40 per share shall vest on April 1, 2019. The Options shall expire 10 years from the date of grant of the Options. Additionally, Mr. Lane will be entitled to a bonus for any leased-based contract for the Company’s AOT technology in the amount of 8% of gross cash flow in the first year of the Term and 6% of gross cash flow in the second year of the Term generated by any such leased-based contract. For any sales or other non-leased contracts for the Company’s AOT technology, Mr. Lane shall receive a one-time payment of 10% of the net profit of any such sale or contract. In addition, Mr. Lane shall be eligible to participate in any group health insurance plan offered by the Company to employees, or, should Mr. Lane select private health insurance outside of the Company’s group plan, Mr. Lane shall receive each month an amount from the Company equal to the premium paid by Mr. Lane for such private health insurance.

Employment Agreement with Michael McMullen

Mr. McMullen’s employment agreement (“McMullen Employment Agreement”) with the Company became effective April 1, 2017, pursuant to which he is serving as the Company’s Chief Financial Officer. The term (“Term”) of the McMullen Employment Agreement is two years. Annual base salary under the McMullen Employment Agreement for the full Term is $158,400. The Company will also issue options (“Options”) to Mr. McMullen to purchase 250,000 shares of restricted shares of common stock of the Company at a per share exercise price equal to the stock price listed on the OTCBB market at market close on April 3, 2017. The 125,000 of the Options vested on April 1, 2017, and 125,000 Options vested on April 1, 2018. The Options shall expire 10 years from the date of grant of the Options.

DIRECTORS COMPENSATION

During the year ended December 31, 2018, the Company granted options to purchase 2,083,335 shares of common stock to members of the Board of Directors under a new Board of Directors compensation policy adopted by the Company on May 6, 2014 and as amended effective January 1, 2015. The options are exercisable at $0.18/share and expire ten years from the date of grant. A total of 2,083,335 options vested on December 31, 2018. Total fair value of these options at grant date was approximately $313,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5.5 years; risk free interest rate of 1.70%; volatility of 118%; and dividend yield of 0%.

The table below summarizes the compensation paid by the Company to its directors for the fiscal year ended December 31, 2018.

	Fees earned or paid in cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Jason Lane (3)	$–	–	$41,700	–	–	–	$41,700
Thomas Bundros (4)	$6,000	–	$62,500	–	–	–	$68,500
Donald Dickson (5)	$6,000	–	$41,700	–	–	–	$47,700
Eric Bunting (6)	$–	–	$41,700	–	–	–	$41,700
Gary Buchler (7)	$6,000	–	$41,700	–	–	–	$47,700
Richard Munn (8)	$–	–	$41,700	–	–	–	$41,700
William Green (9)	$–	–	$41,700	–	–	–	$41,700

(1)	Effective July 1, 2013, the Board approved a compensation policy which includes a $500 monthly fee paid to any member of the Board of Directors who serves on a Board Committee. Effective May 6, 2014, the Board approved a revised compensation policy which continued this $500 monthly fee. As of December 31, 2018, Board Committee fees in the amount of $13,000 remained unpaid and was included as part of Accrued Expenses-related parties in the accompanying consolidated balance sheet.

(2)	Effective January 1, 2014, the Board passed a resolution suspending the July 1, 2013 Board compensation policy. Effective May 6, 2014, the Board approved a compensation policy which includes two annual grants of options, including i) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share closing price on the date of grant with an exercise price equal to the stock closing price on the date of grant, a one year vesting period and an expiration date 10 years from the date of grant; and ii) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share fair market value of the option calculated using the Black-Scholes Option Pricing Model based on market conditions, including stock closing price, risk free interest rate and stock volatility, on the date of grant with an exercise price equal to the stock closing price on the date of grant, vesting immediately and an expiration date 10 years from the date of grant. Also, effective July 1, 2013, the Board approved an annual grant of options to purchase 25,000 shares of common stock at a price equal to the stock’s closing price on the date of grant, vesting immediately and expiring 10 years from the date of grant as compensation to the chairman of the Board’s Audit Committee. Effective January 1, 2015, the Board amended the policy such that i) all options granted would vest over one year; and ii) options granted mid-year due to appointment to the Board or appointment to Chairman of the Audit Committee would be adjusted such that the number of shares would be calculated on a pro rata basis depending on the number of day remaining in the calendar year, and the options would vest December 31 of the year of grant.

(3)	On January 2, 2018, Mr. Lane was granted options to purchase 277,778 shares of common exercisable at $0.18/share, vesting monthly through December 31, 2018, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $41,700 using Black-Scholes Option Pricing. During the year ended December 31, 2018, the Company recognized compensation costs of $41,700 based on the fair value of Mr. Lane’s options that vested.

(4)

On January 2, 2018, Mr. Bundros was granted options to purchase 277,778 shares of common exercisable at $0.18/share, vesting monthly through December 31, 2018, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $41,700 using Black-Scholes Option Pricing. During the year ended December 31, 2018, the Company recognized compensation costs of $41,700 based on the fair value of Mr. Bundros’s options that vested.

On January 2, 2018, as Chairman of the Audit Committee, Mr. Bundros was granted options to purchase 138,889 shares of common exercisable at $0.18/share, vesting monthly through December 31, 2018, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $20,800 using Black-Scholes Option Pricing.

During the year ended December 31, 2018, the Company recognized compensation costs of $63,000 based on the fair value of Mr. Bundros’ options that vested. As a member of a Board Committee, Mr. Bundros received compensation in the amount of $500 per month for the twelve-month period of January 1, 2018 through December 31, 2018.

(5)	On January 2, 2018, Mr. Dickson was granted options to purchase 277,778 shares of common exercisable at $0.18/share, vesting monthly through December 31, 2018, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $41,700 using Black-Scholes Option Pricing. During the year ended December 31, 2018, the Company recognized compensation costs of $41,700 based on the fair value of Mr. Dickson’s options that vested. As a member of a Board Committee, Mr. Dickson received compensation in the amount of $500 per month for the twelve-month period of January 1, 2018 through December 31, 2018.

(6)	On January 2, 2018, Dr. Bunting was granted options to purchase 277,778 shares of common exercisable at $0.18/share, vesting monthly through December 31, 2018, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $41,700 using Black-Scholes Option Pricing. During the year ended December 31, 2018, the Company recognized compensation costs of $41,700 based on the fair value of Dr. Bunting’s options that vested.

(7)	On January 2, 2018, Mr. Buchler was granted options to purchase 277,778 shares of common exercisable at $0.18/share, vesting monthly through December 31, 2018, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $41,700 using Black-Scholes Option Pricing. During the year ended December 31, 2018, the Company recognized compensation costs of $41,700 based on the fair value of Mr. Buchler’s options that vested. As a member of a Board Committee, Mr. Buchler received compensation in the amount of $500 per month for the six-month period of June 1, 2018 through December 31, 2018.

(8)	Mr. Munn On January 2, 2018, Mr. Munn was granted options to purchase 277,778 shares of common exercisable at $0.18/share, vesting monthly through December 31, 2018, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $41,700 using Black-Scholes Option Pricing. During the year ended December 31, 2018, the Company recognized compensation costs of $41,700 based on the fair value of Mr. Munn’s options that vested.

(9)	On January 2, 2018, Mr. Green was granted options to purchase 277,778 shares of common exercisable at $0.18/share, vesting monthly through December 31, 2018, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $41,700 using Black-Scholes Option Pricing. During the year ended December 31, 2018, the Company recognized compensation costs of $41,700 based on the fair value of Mr. Green’s options that vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2018.

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each of our directors;
•	the Company’s Chief Executive Officer and President, and Chief Financial Officer, are the only persons serving as a Named Executive as of December 31, 2018 whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company (such individuals are hereafter referred to as the “Named Executive Officers”); and all of our directors and executive officers serving as a group.

Named Executive Officers and Director	Number of Shares of Common Stock Beneficially	Percentage of Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)	Owned (2)
Lane, Jason – Chief Executive Officer, President, Director	1,813,492	0.71%
Bundros, Thomas – Director	4,261,236	1.65%
Dickson, Donald – Director	4,570,740	1.77%
Bunting, Eric – Director	9,617,308	3.62%
Buchler, Gary – Director	709,133	0.28%
Munn, Richard – Director	899,778	0.35%
Green, William – Director	400,345	0.16%
McMullen, Michael – Chief Financial Officer	800,000	0.31%
All directors and executive officers as a group	23,123,515	8.26%

(1)	Unless otherwise indicated, the address of each listed person is c/o QS Energy, Inc., 23902 FM 2978, Tomball, TX 77375.

(2)	Percentage of beneficial ownership is based upon 256,123,515 shares of the Company’s common stock outstanding as of December 31, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Accrued Expenses - Related Parties

As of December 31, 2018 and 2017, total accrued expenses – related parties amounted to $55,000 and $31,000, respectively. Included in the December 31, 2018 accrued amount are accrued payroll expenses to current executive officers and unpaid committee fees to current members of the Company’s Board of Directors of $24,000 and $31,000, respectively. Included in the December 31, 2017 accrued amount are accrued payroll expenses to current executive officers and unpaid committee fees to current members of the Company’s Board of Directors of $19,000 and $13,000, respectively.

Director Independence

The Company believes Mr. Dickson, Mr. Bundros, Dr. Bunting, Mr. Buchler, Mr. Munn, and Mr. Green are independent, and Mr. Lane is non-independent.

Item 14. Principal Accounting Fees and Services

The Audit Committee has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2018.

Weinberg & Company, P.A. was first appointed in fiscal year 2003, and has audited our financial statements for fiscal years 2002 through 2017.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2018 and 2017.

	Amount
	Fiscal	Fiscal
Type of Fee	Year 2018	Year 2017
Audit (1)	$84,000	$73,000
Audit Related (2)
Taxes (3)	16,000	10,000
All Other (4)
Total	$100,000	$83,000

(1)	This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.
(2)	Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.
(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)     The following documents are filed as part of this Form 10-K.

Financial Statements:

Reference is made to the contents to the consolidated financial statements of QS Energy, Inc. under Item 7 of this Form 10-K.

(b)     Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.QS

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant
3.1(6)	Articles of Merger
3.1(5)	Amendment to Articles of Incorporation (12/20/13)
3.1(15)	Second amendment to Articles of Incorporation (10/12/17)
3.2(4)	Amended and Restated Bylaws of the Registrant
3.2(8)	Amendment to the Amended and Restated Bylaws
10.1(2)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.2(3)	License Agreement between the Registrant and Temple University dated August 9, 2011
10.4(7)	Registrant’s Business Plan
10.8(9)	Jason Lane Employment Agreement effective April 1, 2017
10.9(10)	Michael McMullen Employment Agreement effective April 1, 2017
10.10(11)	Bigger Separation Agreement effective April 1, 2017
10.13(12)	Forms of Convertible Note, Warrant, and Securities Purchase Agreement in 2017 Spring Offering
10.11(13)	Amendment to the License Agreement between the Registrant and Temple University
10.12(14)	Submission of Matters to a Vote of Security Holders
10.13(16)	Amendment to Jason Lane employment agreement
10.14(17)	Form of Spring 2018 Securities Purchase Agreement
10.15(*)	Form of Winter 2018-2019 Offering Securities Purchase Agreement
10.16(*)	Amendment to Jason Lane employment agreement effective April 1, 2019
10.17(*)	Amendment to Michael McMullen employment agreement effective April 1, 2019

21	List of Subsidiaries (18)
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000
(2)	Incorporated by reference from Registrant’s Form 8-K filed on February 8, 2007
(3)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2011
(4)	Incorporated by reference from Registrant’s Form 8-K filed on July 8, 2013
(5)	Incorporated by reference from Registrant’s Form 8-K filed on December 20, 2013
(6)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2015
(7)	Incorporated by reference from Registrant’s Form 8-K filed on December 1, 2015
(8)	Incorporated by reference from Registrant’s Form 8-K filed on November 14, 2016
(9)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(10)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(11)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(12)	Incorporated by reference from Registrant’s Form 8-K filed June 6, 2017
(13)	Incorporated by reference from Registrant’s Form 8-K filed July 14, 2017
(14)	Incorporated by reference from Registrant’s Form 8-K filed July 19, 2017
(15)	Incorporated by reference from Registrant’s Form 8-K filed October 12, 2017
(16)	Incorporated by reference from Registrant’s Form 10-Q filed November 14, 2017
(17)	Incorporated by reference from Registrant’s Form 10-K filed April 2, 2018

Item 16: Form 10-K Summary

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorize.

QS Energy, Inc.

Date: April 1, 2019	By:	/s/ Jason Lane
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

NAME	TITLE	DATE

/s/ Jason Lane	Chief Executive Officer and Chairman of the Board of Directors	April 1, 2019
Jason Lane

/s/ Thomas Bundros	Director	April 1, 2019
Thomas Bundros

/s/ Donald Dickson	Director	April 1, 2019
Donald Dickson

/s/ Eric Bunting, M.D.	Director	April 1, 2019
Eric Bunting, M.D.

/s/ Gary Buchler	Director	April 1, 2019
Gary Buchler

/s/ Richard Munn	Director	April 1, 2019
Richard Munn

/s/ William Green	Director	April 1, 2019
William Green

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

QS ENERGY, INC. AND SUBSIDIARIES

DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

QS Energy, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QS Energy, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2002

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

April 1, 2019

QS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2018	2017
ASSETS
Current assets:
Cash	$1,153,000	$204,000
Prepaid expenses and other current assets	34,000	38,000
Total current assets	1,187,000	242,000
Property and equipment, net of accumulated depreciation of $73,000 and $51,000 at December 31, 2018 and 2017, respectively	24,000	46,000
Other assets	2,000	2,000
Total assets	$1,213,000	$290,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$1,073,000	$852,000
Accounts payable and accrued expenses	658,000	748,000
Accrued expenses-related parties	55,000	31,000
Convertible debentures, net of discounts of $1,100,000 and $47,000 at December 31, 2018 and 2017, respectively	909,000	533,000
Total current liabilities	2,695,000	2,164,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value: 500,000,000 shares authorized, 256,123,515 and 234,076,907 shares issued and outstanding at December 31, 2018 and 2017, respectively	256,123	234,077
Additional paid-in capital	111,429,877	108,000,923
Accumulated deficit	(113,168,000)	(110,109,000)
Total stockholders’ deficit	(1,482,000)	(1,874,000)
Total liabilities and stockholders’ deficit	$1,213,000	$290,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31
	2018	2017
Revenues	$–	$50,000

Operating expenses	1,853,000	2,938,000
Research and development expenses	208,000	243,000
Loss before other income (expense)	(2,061,000)	(3,131,000)

Interest and financing expense	(998,000)	(1,704,000)
Net Loss	$(3,059,000)	$(4,835,000)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)
Weighted average common shares outstanding, basic and diluted	246,255,784	217,790,405

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2017	199,045,026	199,045	103,716,955	(105,274,000)	(1,358,000)
Common stock issued on private sale of securities	181,355	181	37,819	–	38,000
Common stock issued upon exercise of warrants	4,863,754	4,864	391,136	–	396,000
Common stock issued upon conversion of notes payable	29,986,772	29,987	1,498,013	–	1,528,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	1,469,000	–	1,469,000
Fair value of options and warrants issued as compensation	–	–	888,000	–	888,000
Net loss	–	–	–	(4,835,000)	(4,835,000)
Balance, December 31, 2017	234,076,907	234,077	108,000,923	(110,109,000)	(1,874,000)
Common stock issued upon exercise of warrants	12,697,483	12,697	634,303	–	647,000
Common stock issued upon conversion of notes payable	9,299,125	9,299	569,701	–	579,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	-–	1,778,000	–	1,778,000
Fair value of options and warrants issued as compensation	–	–	435,000		435,000
Common stock issued for services	50,000	50	11,950	–	12,000
Net loss	–	–	–	(3,059,000)	(3,059,000)
Balance, December 31, 2018	256,123,515	$256,123	$111,429,877	$(113,168,000)	$(1,482,000)

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31
	2018	2017
Cash flows from Operating Activities
Net loss	$(3,059,000)	$(4,835,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	435,000	888,000
Issuance of common stock for services	12,000	–
Amortization of debt discount and interest expense	955,000	1,713,000
Depreciation and amortization	22,000	19,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,000	(6,000)
Accounts payable and accrued expenses	(90,000)	497,000
Accounts payable – license agreements	221,000	47,000
Accounts payable and accrued expenses – related parties	24,000	(104,000)
Deposits and other current liabilities	–	(5,000)
Net cash used in operating activities	(1,476,000)	(1,786,000)
Cash flows from investing activities
Purchase of equipment	–	(49,000)
Net cash used in investing activities	–	(49,000)
Cash flows from financing activities
Net proceeds from private sale of restricted common stock	–	38,000
Net proceeds from issuance of convertible notes and warrants	1,778,000	1,469,000
Net proceeds from exercise of warrants and options	647,000	396,000
Net cash provided by financing activities	2,425,000	1,903,000
Net increase in cash	949,000	68,000
Cash, beginning of period	204,000	136,000
Cash, end of period	$1,153,000	$204,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$1,600
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$579,000	$1,528,000
Deposit exchanged to convertible note payable	$–	$–
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	$1,778,000	$1,469,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The Company also began commercial development of a suite of products based around the Joule Heat technology. The Company began fabrication of prototype equipment to be operated under a joint development agreement with a commercial entity in the fourth quarter of 2014. The Company’s first Joule Heat prototype was installed for testing purposes at the Newfield facility in June 2015 and the system was operational; however, changes to the prototype configuration will be required to determine commercial effectiveness of this unit. In addition, the Company filed two additional provisional patents related to the technology’s method and apparatus. In December 2015, we temporarily suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT Midstream. We currently plan to resume Joule Heat development in in the future depending on the availability of sufficient capital and other resources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the twelve-months ended December 31, 2018, the Company incurred a net loss of $3,059,000, used cash in operations of $1,476,000 and had a stockholders’ deficit of $1,482,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2018, the Company had cash on hand in the amount of $1,153,000. Management estimates that the current funds on hand will be sufficient to continue operations through September 2019. We will need to raise additional funds in in 2019 and beyond, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license and research and development agreements with Temple University; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation, payment of license and other fees to Temple University, salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2019 and beyond.

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

Revenue Recognition Policy

Under its business plan, the Company anticipates the leasing its primary technology. The Company will recognize lease revenue ratably over the life of the lease upon commencement of the lease. Revenue on future product sales will be recognized in accordance with Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that supersedes nearly all existing revenue recognition guidance under current U.S. GAAP and replaces it with a principle-based approach or determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results. Based upon management’s annual review, no impairments were recorded for the years ended December 31, 2018, and 2017.

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

For the years ended December 31, 2018 and 2017, the dilutive impact of outstanding stock options of 35,301,300 shares and 35,397,675 shares; outstanding warrants of 21,055,355 shares and 17,622,437 shares; and notes convertible into 36,477,375 and 4,847,333 shares of our common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to assumptions used in impairment analysis for property and equipment, valuing accruals and equity instruments issued for services, and realization of deferred tax assets, among others. Actual results could differ from those estimates.

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

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT product, all patent costs are expensed as incurred. During the years ended December 31, 2018 and 2017, patent costs were $29,000 and $45,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

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

Accrued Expenses – Related Parties consists of unpaid salaries and corresponding payroll taxes of officer’s salaries, unused vacation of officers and unpaid board and committee fees to members of the Company’s Board of Directors. As of December 31, 2018 and 2017, total accrued expenses – related parties amounted to $55,000 and $31,000, respectively.

4.	Property and Equipment

At December 31, 2018 and 2017, property and equipment consists of the following:

	December 31,
	2018	2017

Office equipment	$30,000	$30,000
Furniture and fixtures	5,000	5,000
Testing equipment	37,000	37,000
Leasehold Improvements	25,000	25,000
Subtotal	97,000	97,000
Less accumulated depreciation	(73,000)	(51,000)
Total	$24,000	$46,000

Depreciation expense for the years ended December 31, 2018 and 2017 was $22,000 and $19,000, respectively.

5.	Convertible Notes and Warrants

	December 31,
	2018	2017

Convertible note	$1,886,000	$509,000
Interest	123,000	71,000
Subtotal	2,009,000	580,000
Convertible note discount	(1,100,000)	(47,000)
Total	$909,000	$533,000

As of December 31, 2016, $417,000 of convertible notes and $23,000 if accrued interest was due to note holders. During the year ended December 31, 2017, the Company issued convertible promissory notes in the aggregate of $1,616,000 for cash proceeds of $1,469,000 and a discount of $147,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued 10% less than its face value, are unsecured, mature in twelve months from issuance and convertible at $0.05 per share. In addition, the Company also granted these note holders warrants to purchase 16,160,770 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.05 per share and expire one year from the date of issuance. As a result, the Company recorded a note discount of $1,616,000 to account for the relative fair value of the warrants, the notes’ beneficial conversion factor (“BCF”) and original issue discount (“OID”). The note discounts are amortized over the life of the notes or were amortized in full upon the conversion of the corresponding notes to common stock. During 2017, a total of $1,528,000 of notes payable were converted into 29,986,732 shares of common stock and amortized note discount of $1,661,000 was recorded as interest expense. As of December 31, 2017, total outstanding notes payable amounted to $509,000 which are due through June 2018 and unamortized note discount of $47,000. During the year ended December 31, 2017, the Company accrued interest of $48,000. As of December 31, 2017, total accrued interest amounted to $71,000 which was reported as part of convertible debentures in the accompanying consolidated balance sheet. As of December 31, 2017, $381,000 of these notes were past due.

During the year ended December 31, 2018, the Company issued convertible promissory notes in the aggregate of $1,955,000 for cash proceeds of $1,778,000 and a discount of $178,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued 10% less than its face value, are unsecured, mature in twelve months from issuance and convertible at $0.05 to $0.08 per share. In addition, the Company also granted these note holders warrants to purchase 18,238,688 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.05 to $0.08 per share and expire one year from the date of issuance. As a result, the Company recorded a note discount of $1,778,000 to account for the relative fair value of the warrants, the notes’ BCF and OID. The note discounts are amortized over the life of the notes or were amortized in full upon the conversion of the corresponding notes to common stock. During 2018, a total of $579,000 of notes payable were converted into 9,299,125 shares of common stock and amortized note discount of $902,000 was recorded as interest expense. As of December 31, 2018, total outstanding notes payable amounted to $1,886,000 which are due through December 2019 and unamortized note discount of $1,100,000.

During the year ended December 31, 2018, the Company accrued interest of $52,000. As of December 31, 2018, total accrued interest amounted to $123,000 which was reported as part of convertible debentures in the accompanying consolidated balance sheet. As of December 31, 2018, $454,000 of the outstanding notes are past due and the Company is currently in negotiations with the noteholders to settle the matured notes payable.

6.	Research and Development

The Company constructs, develops and tests the AOT technology with internal resources and through the assistance of various third-party entities. Costs incurred and expensed include fees such as license fees, purchase of test equipment, viscometers, SCADA systems, computer equipment, direct costs related to AOT equipment manufacture and installation, payroll and other related equipment and various logistical expenses for the purposes of evaluating and testing the Company’s AOT prototypes.

Costs incurred for research and development are expensed as incurred. Purchased materials that do not have an alternative future use are also expensed. Furthermore, costs incurred in the construction of prototypes with no certainty of any alternative future use and established commercial uses are also expensed.

For the years ended December 31, 2018 and 2017, our research and development expenses were $208,000 and $243,000, respectively.

AOT Prototypes

During the years ended December 31, 2018 and 2017, the Company incurred total expenses of $20,000 and $53,000, respectively, in the manufacture and delivery of the AOT prototype equipment under lease agreements. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

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

As of December 31, 2016, the unpaid license fees to Temple were $805,000. During 2017, the Company paid Temple $130,695 and incurred an additional $178,000 of costs (including the $187,500 annual maintenance fee). Also during 2017, the Company and Temple amended the Second Temple License agreement. Pursuant to the amendment, the Company and Temple agreed to defer payment of $135,000 of the amount payable until such time the Company generates revenues totaling $835,000 from the license. In addition, the parties agreed that the unpaid balance of $135,000 will accrue interest of 9% per annum. As of December 31, 2017, the total unpaid fees due to Temple pursuant to these agreements are $852,000, which are included as part of Accounts Payable – license agreements in the accompanying consolidated balance sheets.

During 2018 the Company paid Temple $10,000 and incurred an additional $230,700 of costs (including the $187,500 license fee and $43,200 of interest). As of December 31, 2018, total unpaid fees due to Temple pursuant to these agreements are $1,073,000, which are included as part of Accounts Payable – license agreements in the accompanying consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $938,000 are deemed past due. The Company is currently in negotiations with Temple to settle or cure the past due balance.

The Company generated $50,000 in revenue from the viscosity reduction license during the twelve-month period ended December 31, 2017. This amount is not sufficient to be subject to additional license fees under the license agreement. The Company generated no revenue from the viscosity reduction system during the twelve-month period ended December 31, 2018.

7.	Common Stock Transactions

Year Ending December 31, 2018

During the year ended December 31, 2018, the Company issued an aggregate of 22,046,608 shares of its common stock as follows:

•	The Company issued 9,299,125 shares of its common stock upon the conversion of $579,000 in convertible notes pursuant to the convertible notes conversion prices of $0.05 to $0.08 per share.

•	The Company issued 12,517,773 shares of its common stock upon the exercise of warrants for proceeds of $634,000 at an exercise prices $0.05 per share.

•	The Company issued 179,710 shares of its common stock upon the exercise of options for proceeds of $13,000 at an exercise price of $0.07 per share.
•	The Company issued 50,000 shares of its common stock at a value of $0.24 per share in exchange for services valued $12,000.

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

Options

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and Non-employee options outstanding at December 31, 2018 was 5.2 years. Stock option activity for the period January 1, 2017 to December 31, 2018, was as follows:

	Options	Weighted Avg. Exercise Price
Options outstanding, January 1, 2017	23,474,256	$0.30
Options granted	12,561,852	0.12
Options exercised	(449,754)	0.05
Options cancelled	(188,679)	0.53
Options outstanding, December 31, 2017	35,397,675	$0.23
Options granted	2,083,335	0.18
Options exercised	(179,710)	0.07
Options cancelled	(2,000,000)	0.28
Options outstanding, December 31, 2018	35,301,300	0.22

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of December 31, 2018 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.24	13,766,250	8.1	$0.10	13,466,250	$0.10
$ 0.25 - $ 0.49	20,913,552	3.3	0.27	18,913,552	0.27
$ 0.50 - $ 0.99	471,052	5.3	0.85	471,052	0.85
$ 1.00 - $ 2.00	150,446	4.6	1.18	150,446	1.18
	35,301,300	5.2	$0.22	33,001,300	$0.21

As of December 31, 2018, the market price of the Company’s stock was $0.09 per share. At December 31, 2018 the aggregate intrinsic value of the options outstanding was $286,000. Future unamortized compensation expense on the unvested outstanding options at December 31, 2018 is approximately $19,000.

Year Ending December 31, 2018

•	In January 2018, the Company issued options to purchase a total of 2,083,335 shares of common stock to employees, officers and members of the Board of Directors with a fair value of $313,000 using the Black-Scholes Option Pricing model. The options are exercisable from $0.18 per share, vesting within year and expiring in ten years from the date of grant. During the year ended December 31, 2018, the Company recognized compensation costs of $313,000 based on options that vested.

•	During the year ended December 31, 2018, the Company amortized $121,000 of compensation cost based on the vesting of the options granted to employees and directors in prior years.

Year Ending December 31, 2017

•	From January through July 2017, the Company issued options to purchase a total of 12,561,852 shares of common stock to employees, officers and members of the Board of Directors with a fair value of $647,000 using the Black-Scholes Option Pricing model. The options are exercisable from $0.07 up to $0.40 per share, vesting within one to three years and expiring in ten years from the date of grant. During the year ended December 31, 2017, the Company recognized compensation costs of $761,000 based on options that vested.

•	During the year ended December 31, 2017, the Company amortized $36,000 of compensation cost based on the vesting of the options granted to employees and directors in prior years.

Black-Scholes Option Pricing

The Company used the following average assumptions in its calculation using the Black-Scholes Option Pricing model:

	Years Ended
	2018	2017
Expected life (years)	5.5	5 – 6
Risk free interest rate	1.70%	1.72 – 1.94%
Volatility	118%	114 – 124%
Expected dividend yield	0%	0%

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

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants.

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2017	11,446,892	0.15
Warrants granted	16,160,770	0.05
Warrants exercised	(4,414,000)	0.08
Warrants cancelled	(5,571,225)	0.10
Warrants outstanding, December 31, 2017	17,622,437	$0.09
Warrants granted	18,238,688	0.05
Warrants exercised	(12,517,773)	0.05
Warrants cancelled	(2,287,997)	0.05
Warrants outstanding, December 31, 2018	21,055,355	0.09

At December 31, 2018 the price of the Company’s common stock was $0.09 per share and the aggregate intrinsic value of the warrants outstanding was $661,000. As of December 21, 2018, all warrants were fully vested.

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.24	18,343,688	0.9	$0.06	18,343,688	$0.06
$ 0.25 - $ 0.49	2,641,667	2.2	0.30	2,641,667	0.30
$ 0.50 - $ 1.00	70,000	5.3	0.80	70,000	0.80
	21,055,355	1.1	$0.09	21,055,355	$0.09

Year Ending December 31, 2018

•	In February through December 2018, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 18,238,688 shares of common stock with an exercise price of $0.05 to $0.08 per share, vesting immediately upon grant and expiring one year from the date of grant. See Note 5 for further discussion.

Year Ending December 31, 2017

•	In January through May 2017, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 16,160,770 shares of common stock with an exercise price of $0.05 per share, vesting immediately upon grant and expiring one year from the date of grant. See Note 5 for further discussion.

•	Effective May 2017, the Company amended the terms of a warrant issued in 2015, extending the expiration date of the warrant by twenty-four months with no changes to the other terms of the original grant. As a result, the Company recorded the incremental change in the fair value of this warrant before and after the date of the amendment of $90,000, computed using the Black-Scholes Option Pricing model with the following assumptions: life of 1.5 years; exercise price of $0.30 per share; stock price of $0.24 per share, average risk-free interest rate of 1.70%; average volatility of 140% and dividend yield of 0%. During the year ended December 31, 2017, the Company recognized an expense of $90,000 based on the fair value of the warrant as amended.

•	During the year ended December 31, 2017, the Company amortized $1,000 of compensation cost based on the vesting of the warrants granted consultants in prior years.

9.	Commitments and Contingencies

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

Total rent expense under these leases in effect during the years ended December 31, 2018, and 2017 was $18,000 and $20,000, respectively which are included as part of Operating Expenses in the attached consolidated statements of operations. The Tomball Texas office is under a month-to-month lease payable at $1,500 per month. The Tomball facility is leased from JBL Energy Partners, an entity solely owned by Jason Lane, Company CEO.

Contractual Commitments

The Company’s contractual commitments for future periods, including office leases, minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

Year ending December 31,	License Agreements (1)	Compensation Agreements (2)	Total Obligations
2019	187,500	404,100	591,600
2020	187,500	–	187,500
2021	187,500	–	187,500
2022	187,500	–	187,500
2023	187,500	–	187,500
Total	$937,500	$404,100	$1,341,600

___________________

(1)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party.
(2)	Consists of base salary and certain contractually-provided benefits, to i) a former executive officer, pursuant to an severance in the amount of $580,000 that will be paid through March 31, 2019 pursuant to a separation agreement effective April 1, 2017 as amended by letter agreements effective August 16, 2018 and March 31, 2019, modifying the payment schedule to a payment of $10,000 per month, continue paying his health insurance premium and extending the term on a month-to-month basis until paid in full or otherwise terminated. As of December 31, 2018, $370,000 was payable under this agreement and was included as part of Accounts payable and accrued expenses in the accompanying consolidated balance sheet.; ii) an executive officer, pursuant to a two-year employment agreement effective April 1, 2017 at a base annual salary of $150,000 per year; and iii) an executive officer, pursuant to a two-year agreement effective April 1, 2017 at a base annual salary of $158,400 per year.

10.	Income Taxes

The Company did not provide any Federal and State income tax for the years ended December 31, 2018 and 2017 due to the Company’s net losses, other than $1,600 for the minimum state tax provision which was reported as part of operating expense in the accompanying statements of operations. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2018	2017
Computed tax provision (benefit) at federal statutory rate (21% and 34%, 2018 and 2017, respectively)	$(312,000)	$(546,000)
State income taxes, net of federal benefit (0% in 2018 and 8.84% in 2017, respectively)	–	(142,000)
Valuation allowance	312,000	689,600
Income tax provision	$–	$1,600

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31,
	2018	2017
Net operating loss carry forwards	$15,226,000	$14,746,000
Stock based compensation	(122,000)	(249,000)
Non-cash interest and financing expenses	(267,000)	(480,000)
Other temporary differences	(51,000)	(176,000)
Valuation allowance	(14,826,000)	(13,841,000)
Total deferred taxes net of valuation allowance	$–	$–

As of December 31, 2018, the Company had net operating losses available for carry forward for state and federal tax purposes of approximately $55 million expiring through 2038. These carry forward benefits will be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

As of December 31, 2018, the Company recorded a valuation allowance of $14,826,000 for its deferred tax assets since the Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. This valuation is based on the new federal corporate tax rate of 21% effective 2018 resulting in an effective bended state and federal tax rate of 28%.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2018 and 2017, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the State of California. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2018, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2018 and 2017.

11.	Subsequent Events

Unregistered Sales of Equity Securities

Subsequent to the reporting period of this Form 10-K for the year ended December 31, 2018, the Company closed a private placement sale of unregistered equity securities. From November 1, 2018, through March 31, 2019, the Company issued and sold to accredited US investors and non-U.S. investors an aggregate of $2,112,000 Convertible Promissory Notes (the “Notes”) and warrants to purchase an aggregate of 42,233,400 shares of common stock (the “Warrants”) (collectively, the private placement sale of the Notes and Warrants shall be referred to as the “Winter 2018-2019 Offering”). The Company received proceeds from the Winter 2018-2019 Offering of $1,920,000, which funds were used, and are being used, for general corporate purposes and working capital.

The Notes are due twelve (12) months from their respective issuance dates (the “Maturity Date”). The Notes do not bear interest and were issued in the face amount equal to 110% of the purchasers’ commitments. The Notes are convertible into shares of the Company’s common stock at a rate of $0.05 per share. If the Notes are not paid in full by the Maturity Date, the balance remaining on the Maturity Date shall be increased by 10% and the Company shall be required to pay interest at a rate of 10% per annum thereon until all sums thereunder are paid in full.

The Warrants are exercisable into shares of the Company’s common stock for a term of one (1) year at an exercise price of $0.05 per share. The Warrants also contain provisions that protect the holders against dilution by adjustment of the conversion price in certain events involving a reduction or increase in the Company’s shares.

Due to the timing of the Winter 2018-2019 Offering, beginning in 2018 and ending in 2019, the Notes and Warrants are and will be reported in the Company’s Consolidated Financial Statements in two separate portions, as follows:

First, from November 1, 2018 up to December 31, 2018, the Company issued and sold Notes in aggregate of $1,377,000 convertible to 27,533,000 shares of common stock of the Company and Warrants to purchase 13,766,500 shares of common stock of the Company, and the Company received cash proceeds of $1,252,000. For the avoidance of doubt, this is a subset of the total Notes and Warrants sold under the Winter 2018-2019 Offering. As a result, the Company recorded a note discount of $1,252,000 to account for the relative fair value of the Warrants, the Notes’ beneficial conversion feature and original issue discount which is reported in these Consolidated Financial Statements for the period end December 31, 2018 and will be amortized as interest expense over the life of the Notes.

Second, the remainder of the Notes and Warrants in the Winter 2018-2019 Offering were issued and sold subsequent to the reporting period of this Form 10-K. From January 1, 2019 up to March 31, 2019, the Company issued and sold Notes in aggregate of $735,000 convertible to 14,700,400 shares of common stock of the Company and Warrants to purchase 7,350,200 shares of common stock of the Company, and the Company received cash proceeds of $668,000. Again, for the avoidance of doubt, this is a subset of the total Notes and Warrants sold under the Winter 2018-2019 Offering. As a result, the Company will record a note discount of $668,000 to account for the relative fair value of the warrants, the Notes’ beneficial conversion feature and original issue discount which will be amortized as interest expense over the life of the Notes.

The Winter 2018-2019 Offering was made to non-U.S investors and to U.S. “accredited investors,” as the term is defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and were made without general advertising or solicitation. The securities sold in the Winter 2018-2019 Offering were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on exemptions from registration including the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation S promulgated under the Securities Act, and corresponding provisions of state securities law, which, respectively, exempt transactions by an issuer not involving any public offering or transactions with non-U.S. Investors.

Conversion of Convertible Notes

From January 1, 2019 up to March 31, 2019, Company issued 22,467,945 shares of common stock upon conversion of previously issued convertible notes in aggregate value of $1,025,000.

Exercise of Warrants

In January 2, 2019 up to March 31, 2019, the Company issued 1,333,750 shares of common stock upon the exercise of previously issued warrants for aggregate cash proceeds of $96,000.

Amendment to Employee Agreements

Effective March 31, 2019, the Company amended employment agreements of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Prior these amendments, both employment agreements had been scheduled to terminate on March 31, 2019. As amended, each contract has been extended by 90 days to give the Board sufficient time to negotiate new contracts with these Executive Officers.

Grant of Stock Options

The Company granted members of the Board of Directors stock options to purchase a total of 4,687,500 shares of common stock. The stock options vest over one year, exercisable at $0.08 per share and will expire in 10 years. Total fair value of the stock options amounted to $306,000 which will be expensed over the vesting period.

Amendment to Separation Agreement

Effective March 31, 2019, a separation agreement between the Company and a former Chief Executive Officer was amended, continuing payments of $10,000 per month, payment of health insurance premiums, and extending the term on a month-to-month basis until paid in full or otherwise terminated.

Cash Deposit Paid

In January 2019, the Company paid $500,000 as a deposit under terms of a work order for work to be performed by a pipeline operator.

EXHIBITS

Exhibit No.	Description

10.15	Form of Winter 2018-2019 Offering Securities Purchase Agreement

10.16	Amendment to Employment Agreement

10.17	Amendment to Employment Agreement

24	Power of Attorney (included on Signature Page)

31.1	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

31.2	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.

32.0	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document