Form 10-Q
period 2019-03-31
QS Energy, Inc.
filed 2019-05-15
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

The number of shares of the Registrant’s Common Stock outstanding as of May 13, 2019 was 296,039,551.

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31,
	(unaudited)	2018
ASSETS
Current assets:
Cash	$924,000	$1,153,000
Prepaid expenses and other current assets	490,000	34,000
Total current assets	1,414,000	1,187,000
Property and equipment, net of accumulated depreciation of $74,000 and $73,000 at March 31, 2019 and December 31, 2018, respectively	23,000	24,000
Other assets	2,000	2,000
Total assets	$1,439,000	$1,213,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$1,141,000	$1,073,000
Accounts payable and accrued expenses	558,000	658,000
Accrued expenses and accounts payable-related parties	25,000	55,000
Convertible debentures, net of discounts of $221,000 and $1,100,000 at March 31, 2019 and December 31, 2018, respectively	704,000	909,000
Total current liabilities	2,428,000	2,695,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value: 500,000,000 shares authorized, 294,805,488 and 256,123,515 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	294,805	256,123
Additional paid-in capital	114,166,195	111,429,877
Accumulated deficit	(115,450,000)	(113,168,000)
Total stockholders’ deficit	(989,000)	(1,482,000)
Total liabilities and stockholders’ deficit	$1,439,000	$1,213,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended
	March 31,
	2019	2018

Revenues	$–	$–

Costs and Expenses
Operating expenses	478,000	494,000
Research and development expenses	151,000	47,000
Loss from operations	(629,000)	(541,000)

Other expense
Interest and financing expense	(1,653,000)	(159,000)

Net Loss	$(2,282,000)	$(700,000)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)
Weighted average common shares outstanding, basic and diluted	265,880,777	234,610,752

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the Three months Ended MARCH 31, 2019 and march 31, 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2019	256,123,515	$256,123	$111,429,877	$(113,168,000)	$(1,482,000)
Common stock issued on exercise of warrants and options	1,962,153	1,962	170,038	–	172,000
Fair value of common stock issued on conversion of notes payable	36,719,820	36,720	1,799,280	–	1,836,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	668,000	–	668,000
Fair value of options and warrants issued as compensation	–	–	99,000	–	99,000
Net loss	–	–	–	(2,282,000)	(2,282,000)
Balance, March 31, 2019	294,805,488	$294,805	$114,166,195	$(115,450,000)	$(989,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2018	234,076,907	$234,077	$108,000,923	$(110,109,000)	$(1,874,000)
Common stock issued on exercise of warrants and options	1,345,710	1,346	69,654	–	71,000
Fair value of common stock issued on conversion of notes payable	1,278,750	1,279	97,721	–	99,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	245,000	–	245,000
Fair value of options and warrants issued as compensation	–	–	143,000	–	143,000
Common stock issued for services	50,000	50	11,950	–	12,000
Net loss	–	–		(700,000)	(700,000)
Balance, March 31, 2018	236,751,367	$236,752	$108,568,248	$(110,809,000)	$(2,004,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Three months ended
	March 31
	2019	2018
Cash flows from Operating Activities
Net loss	$(2,282,000)	$(700,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	99,000	143,000
Issuance of common stock for services	–	12,000
Amortization of debt discount and accrued interest	1,632,000	143,000
Depreciation and amortization	1,000	8,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(457,000)	15,000
Accounts payable and accrued expenses	(100,000)	15,000
Accounts payable – license agreements	68,000	63,000
Accounts payable and accrued expenses – related parties	(30,000)	6,000
Net cash used in operating activities	(1,069,000)	(295,000)
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	668,000	245,000
Net proceeds from exercise of warrants and options	172,000	71,000
Net cash provided by financing activities	840,000	316,000
Net increase (decrease) in cash	(229,000)	21,000
Cash, beginning of period	1,153,000	204,000
Cash, end of period	$924,000	$225,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$1,836,000	$99,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	668,000	245,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2019, the Company incurred a net loss of $2,282,000, used cash in operations of $1,069,000 and had a stockholders’ deficit of $989,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2018 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At March 31, 2019, the Company had cash on hand in the amount of $924,000. Management estimates that the current funds on hand will be sufficient to continue operations through September 2019. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2019 and beyond.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At March 31, 2019 and 2019, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	March 31, 2019	March 31, 2018
Options	39,711,022	37,301,300
Warrants	26,102,430	17,590,812
Common stock issuable upon conversion of notes payable	11,058,950	7,047,333
Total	76,872,402	61,939,445

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

Revenue Recognition Policy

Under its business plan, the Company anticipates the leasing of its primary technology. The Company will recognize lease revenue ratably over the life of the lease upon commencement of the lease. Revenue on future product sales will be recognized in accordance with Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that supersedes nearly all existing revenue recognition guidance under current U.S. GAAP and replaces it with a principle-based approach or determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

Research and Development Costs

Research and development costs are expensed as incurred, and consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s products. Certain research and development activities are incurred under contract. In those instances, research and development costs are charged to operations ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s consolidated balance sheet and then charged to research and development costs in the Company’s consolidated statement of operations as those contract services are performed.

In January 2019, the Company paid $500,000 as a deposit under terms of a work order for work to be performed by a pipeline operator. During the period ended March 31, 2019, the Company amortized $100,000 of such amount as a research and development cost based on the progress of work performed as required by the contract, and has reflected the $400,000 remaining amount as Prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2019.

For the three-month periods ended March 31, 2019 and 2018 research and development costs were $151,000 and $47,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the three-month periods ended March 31, 2019 and 2018, patent costs were $7,000 and $6,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

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

Accrued Expenses

As of March 31, 2019 and December 31, 2018, the Company owed $297,000 and $327,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019 which included as part of Accrued expenses and accounts payable on the accompanying balance sheet. The amount is to be repaid at an amount of $10,000 per month.

Accrued Expenses and Accounts Payable – Related Parties

Accrued expense – related parties consists of accrued current salaries of officers and fees due to members of the Board of Directors. As of March 31, 2019, and December 31, 2018, accrued expenses and accounts payable to related parties amounted to $25,000 and $55,000, respectively.

4.	Property and Equipment

At March 31, 2019 and December 31, 2018, property and equipment consists of the following:

	March 31, 2019 (unaudited)	December 31, 2018

Office equipment	$30,000	$30,000
Furniture and fixtures	5,000	5,000
Testing Equipment	37,000	37,000
Leasehold Improvements	25,000	25,000
Subtotal	97,000	97,000
Less accumulated depreciation	(74,000)	(73,000)
Total	$23,000	$24,000

Depreciation expense for the three-month periods ended March 31, 2019 and 2018 was $1,000 and $8,000, respectively.

5.	Convertible Notes

	March 31, 2019 (unaudited)	December 31 2018
Balance due on convertible notes	$788,000	$1,886,000
Accrued interest	137,000	123,000
Subtotal	925,000	2,009,000
Convertible note discount	(221,000)	(1,100,000)
Balance on convertible notes, net of note discounts	$704,000	$909,000

The Company issues convertible notes in exchange for cash. The notes typically do not bear any interest; however, there is an implied interest rate of 10% since the notes are typically issued at a 10% discount. The notes are unsecured, and usually mature twelve months from issuance.

The notes are convertible at the option of the note holder into the Company’s common stock at a conversion price stipulated in the conversion agreement. In addition, the note holders receive warrants to purchase shares of common stock that are fully vested and will expire in one year from the date of issuance. As a result, the Company records a note discount to account for the relative fair value of the warrants, the notes’ beneficial conversion feature or BCF, and original issue discount of 10% (OID). The note discounts are amortized over the term of the notes or amortized in full upon its conversion to common stock.

As of December 31, 2018, total outstanding notes payable amounted to $1,886,000 which are due through December 2019 and unamortized note discount of $1,100,000.

During the three-month period ended March 31, 2019, the Company issued similar convertible promissory notes in the aggregate of $735,000 for cash of $668,000 or a discount of $67,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued 10% less than its face value. The notes are unsecured, mature in twelve months from issuance and convertible at $0.05 per share. In addition, the Company also granted these note holders warrants to purchase 7.4 million shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.05 per share and will expire in one year. As a result, the Company recorded a note discount of $668,000 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature (BCF), and original issue discount (OID). The note discounts are being amortized over the term of the note or amortized in full upon the conversion to common stock. During the three-month period ended March 31, 2019 notes payable of $1,836,000 were converted into 36,719,820 shares of common stock.

As of March 31, 2019, total outstanding notes payable amounted to $788,000, accrued interest of $137,000 and unamortized note discount of $221,000 for a net balance of $704,000. A total of nine notes in the aggregate of $491,000 have reached maturity and are past due.

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

For the three-month periods ended March 31, 2019 and 2018, our research and development expenses were $151,000 and $47,000 respectively.

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

During the three-month periods ended March 31, 2019, the Company incurred total expenses of $105,000 in the manufacture, delivery and testing of the AOT prototype equipment. Included in this amount, were costs related to a $500,000 work order for work to be performed by a pipeline operator. During the period ended March 31, 2019, the Company amortized $100,000 of such amount as a research and development cost based on the progress of work performed as required by the contract, and has reflected the $400,000 remaining amount as Prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2019. There were no such expenses for the comparable period in 2018.

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

Total expenses recognized during each three-month period ended March 31, 2019 and 2018 pursuant to these two License Agreements amounted to $47,000 and has been reflected in Research and Development expenses on the accompanying consolidated statements of operations. In the three-month periods ended March 31, 2019 and 2018, the Company also recognized penalty interest on past-due balances of $21,000 and $16,000, respectively, which is included as part of interest and financing expense in the accompanying statements of operations.

As of March 31, 2019 and December 31, 2018, total unpaid fees due to Temple pursuant to these agreements are $1,141,000 and $1,073,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $1,006,000 are deemed past due. The Company is currently in negotiations with Temple to settle or cure the past due balance.

No revenues were earned from the two License Agreements during the three-month periods ended March 31, 2019 and March 31,2018.

7.	Common Stock

During the three months ended March 31, 2019, the Company issued 38,681,973 shares of its common stock as follows:

•	The Company issued 36,719,820 shares of its common stock upon the conversion of $1,836,000 in convertible notes pursuant to the convertible notes conversion prices of $0.05 per share.

•	The Company issued 1,684,375 shares of its common stock upon the exercise of warrants for proceeds of $122,000 at exercise prices of $0.05 to $0.08 per share.

•	The Company issued 277,778 shares of its common stock upon the exercise of options for proceeds of $50,000 at exercise prices of $0.18 per share.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options vest and expire according to terms established at the grant date.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at March 31, 2018 was 5.5 years. Stock option activity for the period January 1, 2019 up to March 31, 2019, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2019	35,301,300	$0.22
Granted	4,687,500	$0.08
Exercised	(277,778)	$0.18
Forfeited	–	–
March 31, 2019	39,711,022	$0.20

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of March 31, 2019 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.05 - $0.24	8,175,972	8.3	$0.10	14,360,347	$0.10
$0.25 - $0.49	20,913,552	3.0	$0.27	18,913,552	$0.27
$0.50 - $0.99	471,052	5.1	$0.85	471,052	$0.85
$1.00 - $2.00	150,446	4.3	$1.18	150,446	$1.18
	39,711,022	5.5	$0.20	33,895,397	$0.21

During the three-month period ending March 31, 2019, and pursuant to the Company’s Board Compensation policy approved by the Board June 19, 2015, the Company granted options to purchase 4,687,500 shares of common stock to members of the Company’s Board of Directors. The options are exercisable at $0.08 share, vest monthly over a twelve-month period, and expire ten years from the date granted. Total fair value of these options at grant date was $328,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 2.5%; volatility of 122% and dividend yield of 0%.

During the three-month periods ended March 31, 2019 and 2018, the Company recognized compensation costs based on the fair value of options that vested of $99,000 and $143,000 respectively.

At March 31, 2019, the Company’s closing stock price was $0.30 per share. The aggregate intrinsic value of the options outstanding at March 31, 2019 was $4,443,000. Future unamortized compensation expense on the unvested outstanding options at March 31, 2019 is approximately $249,000 to be recognized through December 2019.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2019 up to March 31, 2019.

	Warrants	Weighted Avg. Exercise Price
January 1, 2019	21,055,355	$0.09
Granted	7,350,200	0.05
Exercised	(1,684,375)	0.07
Cancelled	(618,750)	0.08
March 31, 2019	26,102,430	$0.08

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of March 31, 2019 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.05 - $0.24	23,390,763	0.8	$0.05	23,390,763	$0.05
$0.25 - $0.49	2,641,667	2.0	0.30	2,641,667	0.30
$0.50 - $1.00	70,000	5.1	0.80	70,000	0.80
	26,102,430	0.9	0.08	26,102,430	0.08

In the three-month period ending March 31, 2019, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 7,350,200 shares of common stock with an exercise price of $.05 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 5, above).

During the three-month period ended March 31, 2019, warrants to acquire 1,684,375 shares of common stock were exercised resulting in net proceeds to the Company of $122,000.

At March 31, 2019, the aggregate intrinsic value of the warrants outstanding was $5,803,000.

9.	Commitments and Contingencies

There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

10.	Subsequent Events

Conversion of Convertible Notes

From April 1, 2019 up to May 13, 2019, Company issued 220,000 shares of common stock upon conversion of previously issued convertible notes in aggregate value of $10,500.

Exercise of Warrants

From April 1, 2019 up to May 13, 2019, the Company issued 1,014,063 shares of common stock upon the exercise of previously issued warrants for aggregate cash proceeds of $51,425.

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

During the third quarter 2017, the Company built a dedicated laboratory space at its Tomball Texas facility, and now has the capability to perform onsite testing utilizing our laboratory-scale AOT device, among other equipment. Development of an AOT unit for use in crude oil upstream and gathering operations was restarted in September 2017 utilizing resources at the Tomball facility, and the Company plans to resume Joule Heat development in the future depending on the availability of sufficient capital and other resources. Also, during the third quarter 2017, the Company built an outdoor facility at its Tomball Texas facility for onsite storage of AOT inventory and other large equipment. The Tomball facility is owned by the Company’s CEO as described in our Form 10-K filed with the SEC on April 1, 2019.

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

While management focused on finding a partner and finalizing terms of the demonstration project, our engineering team worked throughout 2018 to improve our AOT design and prepare one of our inventoried AOT units for deployment. All system upgrade, inspections and testing protocols were completed in December 2018, and the AOT unit is now ready for delivery to the demonstration site. The pipeline operator finalized site selection and began site design and engineering in January 2019. We shipped the AOT equipment to the demonstration site in April 2019. Based on the most recent project update provided by the pipeline operator, we anticipate installation to be completed in late May 2019 and anticipate demonstration operations to begin early June 2019.

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

Results of Operations for Three months ended March 31, 2019 and 2018

	Three months ended
	March 31
	2019	2018	Change
Revenues	$–	$–	$–
Costs and Expenses
Operating expenses	478,000	494,000	(16,000)
Research and development expenses	151,000	47,000	104,000
Loss before other income (expense)	(629,000)	(541,000)	(88,000)
Other income (expense)
Interest and financing expense	(1,653,000)	(159,000)	(1,494,000)
Net Loss	$(2,282,000)	$(700,000)	$(1,582,000)

Operating expenses were $478,000 for the three-month period ended March 31, 2019, compared to $494,000 for the three-month period ended March 31, 2018, a decrease of $16,000. This is due to decreases in non-cash expenses of $64,000, and an increase in cash expenses of $48,000. Specifically, the decrease in non-cash expenses are attributable to decreases in depreciation of $1,000, common stock and warrants issued as compensation for services of $12,000, and stock compensation expense attributable to options granted to employees and directors of $44,000. The increase in cash expense is attributable increases in corporate expenses of $1,000, freight and mail of $4,000, insurance of $10,000, office expenses of $14,000, public and investor relations of $21,000, salaries and benefits of $2,000, travel expenses of $2,000, and other expenses of $4,000, offset by a decrease in legal and accounting of $10,000.

Research and development expenses were $151,000 for the three-month period ended March 31, 2019, compared to $47,000 for the three-month period ended March 31, 2018, an increase of $104,000. This increase is attributable an increase in prototype product development costs of $104,000.

Other income and expense were $1,653,000 expense for the three-month period ended March 31, 2019, compared to $159,000 expense for the three-month period ended March 31, 2018, a net increase in other expenses of $1,494,000. This increase is attributable to an increase in non-cash other expenses of $1,494,000. The increase in non-cash other expense is due to increases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $1,489,000, and other non-cash interest of $5,000.

The Company had a net loss of $2,282,000, or $0.01 per share, for the three-month period ended March 31, 2019, compared to a net loss of $700,000, or $0.00 per share, for the three-month period ended March 31, 2018.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $989,000 as of March 31, 2019. Our negative operating cash flow for the periods ended March 31, 2019 was funded primarily through issuance of convertible notes and execution of options and warrants to purchase common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $2,282,000 and a negative cash flow from operations of $1,069,000 for the three-month period ended March 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

During the period ended March 31, 2019, we received cash totaling $668,000 from issuance of our convertible notes payable and exercise of options and warrants to purchase common stock and used cash in operations of $1,069,000. At March 31, 2019, we had cash on hand in the amount of $924,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2019 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2019, the Company incurred a net loss of $2,282,000, used cash in operations of $1,069,000 and had a stockholders’ deficit of $989,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2019, the Company had cash on hand in the amount of $924,000. Management estimates that the current funds on hand will be sufficient to continue operations through September 2019. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2019 and beyond.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of March 31, 2019, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2019, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2018, which we filed with the SEC on April 1, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the three months ended March 31, 2019, the Company issued 36,719,820 shares of its common stock upon the conversion of $1,836,000 in convertible notes at $0.05 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

The proceeds received by the Company in connection with the above issuances of shares were used and continue to be used for general corporate purposes including without limitation the demonstration project described in Part I, Item 2.

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

QS ENERGY, INC.

Date: May 15, 2019	By:	/s/ Michael McMullen
Michael McMullen
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

