Form 10-Q
period 2019-09-30
QS Energy, Inc.
filed 2019-11-14
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares of the Registrant’s Common Stock outstanding as of November 13, 2019 was 302,794,965.

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31,
	(unaudited)	2018
ASSETS
Current assets:
Cash	$505,000	$1,153,000
Prepaid expenses and other current assets	245,000	34,000
Total current assets	750,000	1,187,000
Property and equipment, net of accumulated depreciation of $78,000 and $73,000 at September 30, 2019 and December 31, 2018, respectively	25,000	24,000
Other assets	2,000	2,000
Total assets	$777,000	$1,213,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$1,196,000	$1,073,000
Accounts payable and accrued expenses	500,000	658,000
Accrued expenses and accounts payable-related parties	5,000	55,000
Convertible debentures, net of discounts of $238,000 and $1,100,000 at September 30, 2019 and December 31, 2018, respectively	947,000	909,000
Total current liabilities	2,648,000	2,695,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value: 500,000,000 shares authorized, 302,684,965 and 256,123,515 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	302,685	256,123
Additional paid-in capital	115,722,315	111,429,877
Accumulated deficit	(117,896,000)	(113,168,000)
Total stockholders’ deficit	(1,871,000)	(1,482,000)
Total liabilities and stockholders’ deficit	$777,000	$1,213,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$–	$–	$–	$–
Costs and Expenses
Operating expenses	493,000	431,000	1,626,000	1,387,000
Research and development expenses	82,000	50,000	665,000	145,000
Loss before other expense	(575,000)	(481,000)	(2,291,000)	(1,532,000)
Other expense
Interest and financing expense	(413,000)	(200,000)	(2,437,000)	(607,000)
Net Loss	$(988,000)	$(681,000)	$(4,728,000)	$(2,139,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding, basic and diluted	298,834,404	251,732,417	286,120,559	243,167,707

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the nine months Ended SEPTEMBER 30, 2019 and SEPTEMBER 30, 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2019	256,123,515	$256,123	$111,429,877	$(113,168,000)	$(1,482,000)
Common stock issued on exercise of warrants and options	4,039,690	4,040	287,960		292,000
Common stock issued on conversion of notes payable	42,271,760	42,272	2,311,728		2,354,000
Fair value of warrants and beneficial conversion feature of issued convertible notes			1,350,000		1,350,000
Fair value of options and warrants issued as compensation			275,000		275,000
Common stock issued for services	250,000	250	67,750		68,000
Net loss				(4,728,000)	(4,728,000)
Balance, September 30, 2019	302,684,965	$302,685	$115,722,315	$(117,896,000)	$(1,871,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2018	234,076,907	$234,077	$108,000,923	$(110,109,000)	$(1,874,000)
Common stock issued on exercise of warrants and options	12,697,483	12,697	634,303		647,000
Common stock issued on conversion of notes payable	7,374,125	7,374	466,626		474,000
Fair value of warrants and beneficial conversion feature of issued convertible notes			526,000		526,000
Fair value of options and warrants issued as compensation			340,000		340,000
Common stock issued for services	50,000	50	11,950		12,000
Net loss				(2,139,000)	(2,139,000)
Balance, September 30, 2018	254,198,515	$254,198	$109,979,802	$(112,248,000)	$(2,014,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the THREE months Ended SEPTEMBER 30, 2019 and SEPTEMBER 30, 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2019	298,457,191	$298,456	$115,085,544	$(116,908,000)	$(1,524,000)
Common stock issued on exercise of warrants and options	362,500	363	18,637		19,000
Common stock issued on conversion of notes payable	3,865,274	3,866	305,134		309,000
Fair value of warrants and beneficial conversion feature of issued convertible notes			232,000		232,000
Fair value of options and warrants issued as compensation			81,000		81,000
Common stock issued for services	–	–	–		–
Net loss				(988,000)	(988,000)
Balance, September 30, 2019	302,684,965	$302,685	$115,722,315	$(117,896,000)	$(1,871,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2018	251,448,515	$251,448	$109,543,552	$(111,567,000)	$(1,772,000)
Common stock issued on exercise of warrants and options	–	–	–		–
Common stock issued on conversion of notes payable	2,750,000	2,750	134,250		137,000
Fair value of warrants and beneficial conversion feature of issued convertible notes			207,000		207,000
Fair value of options and warrants issued as compensation			95,000		95,000
Net loss				(681,000)	(681,000)
Balance, September 30, 2018	254,198,515	$254,198	$109,979,802	$(112,248,000)	$(2,014,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Nine months ended
	September 30
	2019	2018
Cash flows from Operating Activities
Net loss	$(4,728,000)	$(2,139,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	275,000	340,000
Issuance of common stock for services	68,000	12,000
Amortization of debt discount and interest expense	2,392,000	567,000
Depreciation and amortization	5,000	21,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(211,000)	–
Accounts payable and accrued expenses	(158,000)	(88,000)
Accounts payable – license agreements	123,000	171,000
Accounts payable and accrued expenses – related parties	(50,000)	18,000
Deposits and other current liabilities	–	–
Net cash used in operating activities	(2,284,000)	(1,098,000)
Cash flows from investing activities
Purchase of equipment	(6,000)	–
Net cash used in investing activities	(6,000)	–
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	1,350,000	526,000
Net proceeds from exercise of warrants	292,000	647,000
Net cash provided by financing activities	1,642,000	1,173,000
Net increase (decrease) in cash	(648,000)	75,000
Cash, beginning of period	1,153,000	204,000
Cash, end of period	$505,000	$279,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$1,600
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$2,354,000	$474,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	$1,350,000	$526,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine-months ended September 30, 2019, the Company incurred a net loss of $4,728,000, used cash in operations of $2,284,000 and had a stockholders’ deficit of $1,871,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2018 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At September 30, 2019, the Company had cash on hand in the amount of $505,000. Management estimates that the current funds on hand will be sufficient to continue operations through January 2020, or, subject to actual costs incurred implementing design modifications to our AOT demonstration project described in Part I, Item 2, October 2019. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2019 and beyond.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At September 30, 2019 and 2018, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	September 30, 2019	September 30, 2018
Options	39,450,603	35,351,300
Warrants	25,941,062	7,288,855
Common stock issuable upon conversion of notes payable	12,689,373	7,204,552
Total	78,081,038	49,844,707

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

In January 2019, the Company paid $500,000 as a deposit under terms of a work order for work to be performed by a pipeline operator. During the period ended September 30, 2019, the Company amortized $450,000 of such amount as a research and development cost based on the progress of work performed as required by the contract, and has reflected the $50,000 remaining amount as Prepaid expenses and other current assets in the accompanying consolidated balance sheet as of September 30, 2019.

In August 2019, the Company paid $67,000 as a deposit on equipment to be installed at the demonstration site. The Company plans to amortize the full amount of this deposit as a research and development cost upon receipt and acceptance of the equipment currently scheduled for delivery during the fourth quarter of 2019.

For the nine-month periods ended September 30, 2019 and 2018 research and development costs were $665,000 and $145,000, respectively. For the three-month periods ended September 30, 2019 and 2018 research and development costs were $82,000 and $50,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the development of our AOT, all patent costs are expensed as incurred. During the nine-month periods ended September 30, 2019 and 2018, patent costs were $2,000 and $15,000, respectively, which is included as part of operating expenses in the accompanying consolidated statements of operations.

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

Accrued Expenses

As of September 30, 2019 and December 31, 2018, the Company owed $237,000 and $327,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019 which are included as part of Accrued expenses and accounts payable on the accompanying balance sheet. The amount to be paid at an amount of $10,000 per month.

Accrued Expenses and Accounts Payable – Related Parties

Accrued expense – related parties consists of accrued current salaries of officers and fees due to members of the Board of Directors. As of September 30, 2019, and December 31, 2018, accrued expenses and accounts payable to related parties amounted to $5,000 and $55,000, respectively.

4.	Property and Equipment

At September 30, 2019 and December 31, 2018, property and equipment consists of the following:

	September 30, 2019	December 31, 2018
Office equipment	$36,000	$30,000
Furniture and fixtures	5,000	5,000
Testing Equipment	37,000	37,000
Leasehold Improvements	25,000	25,000
Subtotal	103,000	97,000
Less accumulated depreciation	(78,000)	(73,000)
Total	$25,000	$24,000

Depreciation expense for the nine-month periods ended September 30, 2019 and 2018 was $5,000 and $21,000, respectively. Depreciation expense for the three-month periods ended September 30, 2019 and 2018 was $2,000 and $4,000, respectively.

5.	Convertible Notes

	September 30, 2019 (unaudited)	December 31, 2018
Balance due on convertible notes	$1,025,000	$1,886,000
Accrued interest	160,000	123,000
Subtotal	1,185,000	2,009,000
Convertible note discount	(238,000)	(1,100,000)
Balance on convertible notes, net of note discounts	$947,000	$909,000

The Company issues convertible notes in exchange for cash. The notes typically do not bear any interest; however, there is an implied interest rate of 10% since the notes are typically issued at a 10% discount. The notes are unsecured, and usually mature twelve months from issuance.

The notes are convertible at the option of the note holder into the Company’s common stock at a conversion price stipulated in the conversion agreement. In addition, the note holders receive fully vested warrants to purchase shares of common stock of the Company and will expire in one year from the date of issuance. As a result, the Company records a note discount to account for the relative fair value of the warrants, the notes’ beneficial conversion feature or BCF, and original issue discount of 10% (OID). The note discounts are amortized over the term of the notes or amortized in full upon its conversion to common stock.

As of December 31, 2018, total outstanding notes payable amounted to $1,886,000 which are due in varying amounts through December 2019, accrued interest of $123,000 and unamortized note discount of $1,100,000.

During the nine-month period ended September 30, 2019, the Company issued similar convertible promissory notes in the aggregate of $1,485,000 for cash of $1,350,000 or a discount of $135,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued 10% less than its face value. The notes are unsecured, mature in twelve months from issuance and convertible at $0.05 to $0.15 per share. In addition, the Company also granted these note holders warrants to purchase 10.8 million shares of the Company’s common stock. The warrants are fully vested, exercisable at $0.05 to $0.15 per share and will expire in one year. As a result, the Company recorded a note discount of $1,350,000 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature (BCF), and original issue discount (OID). The note discounts are being amortized over the term of the note or amortized in full upon the conversion to common stock. During the nine-month period ended September 30, 2019 notes payable of $2,354,000 were converted into 42,271,760 shares of common stock.

As of September 30, 2019, total outstanding notes payable amounted to $1,025,000, accrued interest of $160,000 and unamortized note discount of $238,000 for a net balance of $947,000. A total of nine notes in the aggregate of $484,000 have reached maturity and are past due. The remaining notes are due in varying amounts through September 2020.

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

For the nine-month periods ended September 30, 2019 and 2018, our research and development expenses were $665,000 and $145,000 respectively. For the three-month periods ended September 30, 2019 and 2018, our research and development expenses were $82,000 and $50,000 respectively.

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

During the nine-month periods ended September 30, 2019 and 2018, the Company incurred total expenses of $525,000 and $5,000, respectively, in the manufacture, delivery and testing of the AOT prototype equipment. During the three-month periods ended September 30, 2019 and 2018, the Company incurred total expenses of $36,000 and $4,000, respectively, in the manufacture, delivery and testing of the AOT prototype equipment. Included in this amount, were costs related to a $500,000 work order for work to be performed by a pipeline operator. During the period ended September 30, 2019, the Company amortized $450,000 of such amount as a research and development cost based on the progress of work performed as required by the contract, and has reflected the $50,000 remaining amount as Prepaid expenses and other current assets in the accompanying consolidated balance sheet as of September 30, 2019. There were no such expenses for the comparable period in 2018.

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

Total expenses recognized during each nine-month periods ended September 30, 2019 and 2018 pursuant to these two License Agreements amounted to $140,000 and $141,000, respectively. Total expenses recognized during each three-month periods ended September 30, 2019 and 2018 pursuant to these two License Agreements amounted to $47,000 and $47,000, respectively. Total expenses have been reflected in Research and Development expenses on the accompanying consolidated statements of operations. In the nine-month periods ended September 30, 2019 and 2018, the Company also recognized penalty interest on past-due balances of $45,000 and $40,000, respectively, which is included as part of interest and financing expense in the accompanying statements of operations.

As of September 30, 2019 and December 31, 2018, total unpaid fees due to Temple pursuant to these agreements are $1,196,000 and $1,073,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $1,061,000 are deemed past due. The Company has negotiated and anticipates it will continue to negotiate with Temple to settle or cure the past due balance.

No revenues were earned from the two License Agreements during the nine-month periods ended September 30, 2019 and September 30, 2018.

7.	Common Stock

During the nine months ended September 30, 2019, the Company issued 46,561,450 shares of its common stock as follows:

•	The Company issued 42,271,760 shares of its common stock upon the conversion of $ $2,354,000 in convertible notes pursuant to the convertible notes conversion prices of $0.05 to $0.48 per share.

•	The Company issued 3,501,493 shares of its common stock upon the exercise of warrants for proceeds of $221,000 at exercise prices of $0.05 to $0.18 per share.

•	The Company issued 538,197 shares of its common stock upon the exercise of options for proceeds of $71,000 at exercise prices of $0.08 to $0.18 per share.

•	The Company issued 250,000 shares of its common stock in exchange for $68,000 for services valued at $0.27 per share.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options vest and expire according to terms established at the grant date.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average remaining contractual life of employee and non-employee options outstanding at September 30, 2019 was 5.0 years. Stock option activity for the period January 1, 2019 up to September 30, 2019, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2019	35,301,300	$0.22
Granted	4,687,500	0.08
Exercised	(538,197)	0.13
Forfeited	–	–
September 30, 2019	39,450,603	$0.20

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of September 30, 2019 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.05 - $0.24	17,915,553	7.8	$0.10	16,808,783	$0.10
$0.25 - $0.49	20,913,552	2.5	0.27	20,913,552	0.27
$0.50 - $0.99	471,052	4.6	0.85	471,052	0.85
$1.00 - $2.00	150,446	3.8	1.18	150,446	1.18
	39,450,603	5.0	$0.20	38,343,833	$0.21

During the nine-month period ending September 30, 2019, and pursuant to the Company’s Board Compensation policy approved by the Board September 19, 2015, the Company granted options to purchase 4,687,500 shares of common stock to members of the Company’s Board of Directors. The options are exercisable at $0.08 share, vest monthly over a twelve-month period, and expire ten years from the date granted. Total fair value of these options at grant date was $328,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 2.5%; volatility of 122% and dividend yield of 0%.

During the nine-month periods ended September 30, 2019 and 2018, the Company recognized compensation costs based on the fair value of options that vested of $265,000 and $340,000 respectively. During the three-month periods ended September 30, 2019 and 2018, the Company recognized compensation costs based on the fair value of options that vested of $82,000 and $95,000 respectively.

At September 30, 2019, the Company’s closing stock price was $0.10 per share. The aggregate intrinsic value of the options outstanding at September 30, 2019 was $453,000. Future unamortized compensation expense on the unvested outstanding options at September 30, 2019 is approximately $82,000 to be recognized through December 2019.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2019 up to September 30, 2019.

	Warrants	Weighted Avg. Exercise Price
January 1, 2019	21,055,355	$0.09
Granted	10,922,062	0.07
Exercised	(3,501,493)	0.06
Cancelled	(2,534,862)	0.13
September 30, 2019	25,941,062	$0.08

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of September 30, 2019 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.05 - $0.24	23,871,062	0.4	$0.06	23,871,062	$0.06
$0.25 - $0.49	2,000,000	2.1	0.30	2,000,000	0.30
$0.50 - $1.00	70,000	4.6	0.80	70,000	0.80
	25,941,062	0.5	$0.08	25,941,062	$0.08

In the nine-month period ending September 30, 2019, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 10,823,062 shares of common stock with an exercise price of $.05 to $0.18 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 5, above).

In the nine-month period ending September 30, 2019, the Company issued warrants to purchase 99,999 shares of common stock with an exercise price of $0.24 per share, vesting over three months and expiring two years from the date of grant as compensation under an independent consulting agreement. Total fair value of the warrants at grant date was $17,000 using the Black-Scholes model with the following assumptions: life of 2.3 years; risk free interest rate of 1.75%; volatility of 153% and dividend yield of 0%.

During the nine-month period ended September 30, 2019, warrants to acquire 3,501,493 shares of common stock were exercised resulting in net proceeds to the Company of $221,000.

At September 30, 2019, the aggregate intrinsic value of the warrants outstanding was $1,060,000.

9.	Commitments and Contingencies

There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

10.	Subsequent Events

Unregistered Sales of Equity Securities

From September 23, 2019, through October 4, 2019, the Company issued and sold to accredited US investors an aggregate of $264,550 Convertible Promissory Notes (the “Notes”) and warrants to purchase an aggregate of 1,889,644 shares of common stock (the “Warrants”). The Company received proceeds from the closing of the private placement of $240,500, which funds were used, and are being used, for general corporate purposes and working capital.

The Notes are due twelve (12) months from their respective issuance dates (the “Maturity Date”). The Notes do not bear interest and were issued in the face amount equal to 110% of the purchasers’ commitments. The Notes are convertible into shares of the Company’s common stock at a rate of $0.07 per share. If the Notes are not paid in full by the Maturity Date, the balance remaining on the Maturity Date shall be increased by 10% and the Company shall be required to pay interest at a rate of 10% per annum thereon until all sums thereunder are paid in full.

The Warrants are exercisable into shares of the Company’s common stock for a term of one (1) year at an exercise price of $0.07 per share. The Warrants also contain provisions that protect the holders against dilution by adjustment of the conversion price in certain events involving a reduction or increase in the Company’s shares.

The offering was made U.S. “accredited investors,” as the term is defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and were made without general advertising or solicitation. The securities sold in the offering were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on exemptions from registration including the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation S promulgated under the Securities Act, and corresponding provisions of state securities law, which, respectively, exempt transactions by an issuer not involving any public offering or transactions with non-U.S. Investors.

Conversion of Convertible Notes

From October 1, 2019 up to November 13, 2019, Company issued 3,535,714 shares of common stock upon conversion of previously issued convertible notes in aggregate value of $247,500.

Exercise of Warrants

From October 1, 2019 up to November 13, 2019, Company issued 110,000 shares of common stock upon the exercise of previously issued warrants for aggregate cash proceeds of $5,500.

Amendment to Employment Agreements

Effective November 15, 2019, the Company amended the employment agreement of its President and Chief Executive Officer. Under this amendment the term of the agreement was extended for three months, expiring February 15, 2020, cash compensation was reduced to $0 per month, and the Company agreed to grant an option on the Effective Date to the employee to purchase 300,000 shares of Company restricted stock at an exercise price equal to the market closing price on the date of grant, vesting monthly at 100,000 shares per month, and expiring 10 years from the date of grant. The Company will value this option based upon market conditions on the date of grant at a value derived from the Black-Scholes Option Pricing model, which will be amortized over the three-month vesting period as a non-cash compensation expense.

Effective November 15, 2020, the Company amended the employment agreement of its Chief Financial Officer. Under this amendment the term of the agreement is three months, expiring February 15, 2019. No other terms were modified under this amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, technology and our products, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” section filed with the SEC on April 1, 2019, that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2019, and we undertake no duty to update this information.

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

In February 2016, the modified AOT equipment was installed at Kinder Morgan’s facility. Pre-acceptance testing was performed in April 2016, culminating in more than 24 hours of continuous operations. In-field viscosity measurements and pipeline data collected during this test indicated the AOT equipment operated as expected, demonstrating viscosity reductions equivalent to those measured under laboratory conditions. Supervisory Control And Data Acquisition (“SCADA”) pipeline operating data collected by Kinder Morgan during this test indicated a pipeline pressure drop reduction consistent with expectations. Results of this test were promising, however due to the short duration of the test and limited data collection, definitive conclusions regarding the AOT performance and its impact on pipeline operations could not be reached. Based on final analysis of in-field test results, SCADA operating data and subsequent analysis of crude oil condensate samples at Temple University, it is unlikely Kinder Morgan would use the AOT at the original test location or other condensate pipeline. Kinder Morgan expressed interest in AOT operations at one of their heavy crude pipeline locations subject to results of other AOT demonstration projects and provided the Company with additional crude oil samples which have been tested at Temple University for future test correlation and operational planning purposes. The Kinder Morgan Lease is currently in suspension and there are no current plans to resume the lease or reinstall an AOT device at a Kinder Morgan facility.

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

During the third quarter 2016, the Company developed an onsite testing program to demonstrate AOT viscosity reduction at prospective customer sites. This program utilized a laboratory-scale AOT device designed and developed by the Company and tested at the Southern Research Institute. Under this program, Company engineers set up a temporary lab at the customer’s site to test a full range of crude oils. Fees charged for providing this service were dependent on scope of services, crude oil sample to be tested, and onsite time requirements. In the fourth quarter 2016, the Company entered a contract to provide these onsite testing services to a North American oil producer and pipeline operator over a one-week period in early 2017 at a fixed price of $50,000. This test was performed in January 2017; data analysis and final report was completed in March 2017. Test results demonstrated viscosity reduction under limited laboratory conditions. The oil producer requested access to observe a full-scale demonstration facility and view operating data when they become available.

In 2014, the Company began development of a new suite of products based around the new electrical heat system which reduces oil viscosity through a process known as joule heat (“Joule Heat”). The Company built and tested its first Joule Heat prototype in June 2015. The system was operational; however, changes to the prototype configuration will be required to determine commercial effectiveness of this unit. In December 2015, we suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT. We may resume Joule Heat development in the future depending on the availability of sufficient capital and other resources.

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

During the third quarter 2017, the Company built a dedicated laboratory space at its Tomball Texas facility, and now has the capability to perform onsite testing utilizing our laboratory-scale AOT device, among other equipment. Development of an AOT unit for use in crude oil upstream and gathering operations was restarted in September 2017 utilizing resources at the Tomball facility, and the Company may resume Joule Heat development in the future depending on the availability of sufficient capital and other resources. Also, during the third quarter 2017, the Company built an outdoor facility at its Tomball Texas facility for onsite storage of AOT inventory and other large equipment. The Tomball facility is owned by the Company’s CEO as described in our Form 10-K filed with the SEC on April 1, 2019.

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

After removing the primary power supply, our engineers reconfigured the system to run off a smaller secondary power supply. Although this unit was not capable of achieving target treatment voltage, we performed limited testing and troubleshooting measures, after which the damaged power supply was shipped to the manufacturer for expedited repair and reconditioning. Inspections performed during the repair process indicated internal components had been physically damaged. Though not definitive, it appears that damage may have occurred during transit prior to initial installation at the demonstration site. While the demonstration project was offline for power supply repairs, our engineering team worked with oil samples pulled from the operating pipeline for testing at our Tomball laboratory facility. These tests were designed to confirm our target power requirements as accurately as possible and help us fine-tune enhancements planned for a new optimized AOT internal grid pack design we had planned to test at the demonstration site as part of our continuing value engineering effort.

During initial testing with the small power supply current draw was greater than prior field deployments. While it was expected that the small power supply would not achieve treatment voltage, as voltage was increased, actual current draw experienced under test conditions exceeded the operating limit of the power supply. Subsequent laboratory and in-field testing performed at our Tomball facility showed the electrical conductivity of the oil to be quite high and in line with field observations. Although these tests indicated the unit was generally functioning properly, results further indicated the damaged power supply, once repaired, would not be capable of providing sufficient power to fully treat the crude oil due to the oil’s high electrical conductivity. In anticipation of this result, the Company initiated in advance of testing parallel tasks of: i) installation of the repaired power supply and perform limited testing to confirm laboratory and in-field test results; and ii) procurement of a new power supply capable of providing significantly more power and reconfiguration of a newly optimized AOT grid pack assembly based on the latest laboratory and in-field test results.

When the repaired power supply was installed in late August 2019, the system operated as expected, and limited testing was performed at that time. Results of this limited testing were consistent with laboratory tests performed to date. As expected, the repaired power supply was not capable of providing sufficient power to fully treat the crude oil under commercial operating conditions. Based on results of this limited testing, Company engineers completed designs and began implementation of modifications to the AOT internal grid pack assembly. Based on current vendor delivery schedules, delivery and installation of new power supply and modifications to the AOT internal grid pack assembly should be completed in the fourth quarter of 2019. If this timeline is met, we anticipate resumption of in-field testing at the demonstration site before the end of this year.

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

I. Nine months ended September 30, 2019 and 2018

Results of Operations for nine months ended September 30, 2019 and 2018

	Nine months ended
	September 30,
	2019	2018	Change
Revenues	$–	$–	$–
Costs and Expenses
Operating expenses	1,626,000	1,387,000	239,000
Research and development expenses	665,000	145,000	520,000
Loss before other income (expense)	(2,291,000)	(1,532,000)	(759,000)
Other income (expense)
Interest and financing expense	(2,437,000)	(607,000)	(1,830,000)
Net Loss	$(4,728,000)	$(2,139,000)	$(2,589,000)

Operating expenses were $1,626,000 for the nine-month period ended September 30, 2019, compared to $1,387,000 for the nine-month period ended September 30, 2018, an increase of $239,000. This is due to a decrease in non-cash expenses of $25,000 and an increase in cash expenses of $264,000. Specifically, the decrease in non-cash expenses is attributable to decreases in depreciation of $16,000, and stock compensation expense attributable to options granted to employees and directors of $74,000, offset by an increase in common stock and warrants issued as compensation for services of $65,000. The increase in cash expense is attributable increases in consulting fees of $63,000, freight costs of $4,000, insurance expense of $47,000, office expenses of $34,000, public and investor relations of $79,000, rent and utilities of $21,000, travel expenses of $45,000, and property tax of $9,000, offset by a decreases in salaries and benefits of $22,000, legal and accounting fees of $15,000, and other expenses of $1,000.

Research and development expenses were $665,000 for the nine-month period ended September 30, 2019, compared to $145,000 for the nine-month period ended September 30, 2018, an increase of $520,000. This increase is attributable an increase in prototype product development costs of $520,000.

Other income and expense were $2,437,000 expense for the nine-month period ended September 30, 2019, compared to $607,000 expense for the three-month period ended September 30, 2018, a net increase in other expenses of $1,830,000. This increase is attributable to an increase in non-cash other expenses of $1,830,000. The increase in non-cash other expense is due to an increase in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $1,825,000, offset by a decrease in other non-cash interest of $5,000.

The Company had a net loss of $4,728,000, or $0.02 per share, for the nine-month period ended September 30, 2019, compared to a net loss of $2,139,000, or $0.01 per share, for the nine-month period ended September 30, 2018.

II. Three months ended September 30, 2019 and 2018

	Three months ended
	September 30
	2019	2018	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	493,000	431,000	62,000
Research and development expenses	82,000	50,000	32,000
Loss before other income (expense)	(575,000)	(481,000)	(94,000)
Other income (expense)
Interest and financing expense	(413,000)	(200,000)	(213,000)
Net Loss	$(988,000)	$(681,000)	$(307,000)

The Company had no revenues in the three month-periods ended September 30, 2019 and 2018.

Operating expenses were $493,000 for the three-month period ended September 30, 2019, compared to $431,000 for the three-month period ended September 30, 2018, an increase of $62,000. This is due to a decrease in non-cash expenses of $16,000, and an increase in cash expenses of $78,000. Specifically, the increase in non-cash expenses is attributable to decreases in depreciation of $2,000, stock compensation expenses attributable to the fair value of options granted to directors and employees of $13,000, and expenses attributable to the fair value of common stock and warrants issued as compensation for services of $1,000. The increase in cash expense is attributable increases in consulting fees of $45,000, insurance expense of $26,000, office expenses of $2,000, investor and public relations of $14,000, rent and utilities of $11,000, and travel expenses of $9,000, offset by a decrease in salaries and benefits of $6,000, legal and accounting fees of $21,000, and other operating expenses of $2,000.

Research and development expenses were $82,000 for the three-month period ended September 30, 2019, compared to $50,000 for the three-month period ended September 30, 2018, an increase of $32,000. This decrease is attributable to decreases in prototype product development costs of $32,000.

Other income and expense were $413,000 expense for the three-month period ended September 30, 2019, compared to $200,000 expense for the three-month period ended September 30, 2018, a net increase in other expenses of $213,000. This increase is attributable to an increase in non-cash other expenses of $213,000. The increase in non-cash other expense is due to increases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $213,000.

The Company had a net loss of $988,000, or $0.00 per share, for the three-month period ended September 30, 2019, compared to a net loss of $681,000, or $0.00 per share, for the three-month period ended September 30, 2018.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $1,871,000 as of September 30, 2019. Our negative operating cash flow for the periods ended September 30, 2019 was funded primarily through issuance of convertible notes and execution of options and warrants to purchase common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $4,728,000 and a negative cash flow from operations of $2,284,000 for the nine-month period ended September 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern.

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

Summary

During the period ended September 30, 2019, we received cash totaling $1,350,000 from issuance of our convertible notes payable and exercise of options and warrants to purchase common stock and used cash in operations of $2,284,000. At September 30, 2019, we had cash on hand in the amount of $505,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2019 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine-months ended September 30, 2019, the Company incurred a net loss of $4,728,000, used cash in operations of $2,284,000 and had a stockholders’ deficit of $1,871,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2019, the Company had cash on hand in the amount of $505,000. Management estimates that the current funds on hand will be sufficient to continue operations through January 2020, or, subject to actual costs incurred implementing design modifications to our AOT demonstration project described in Part I, Item 2, October 2019. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2019 and beyond.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of September 30, 2019, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2019, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine-month period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the nine months ended September 30, 2019, the Company issued 42,271,760 shares of its common stock upon the conversion of $2,354,000 in convertible notes at $0.05 to $0.48 per share, and issued 3,501,493 shares of its common stock upon the exercise of warrants for proceeds of $221,000 at exercise prices of $0.05 to $0.18 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption, among other exemptions, from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

The proceeds received by the Company in connection with the above issuances of shares were used and continue to be used for general corporate purposes including without limitation the demonstration project described in Part I, Item 2.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

10.1	Form of Summer 2019 Securities Purchase Agreement

10.2	Third Amendment to Lane Employment Agreement

10.3	Second Amendment to McMullen Employment Agreement

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

QS ENERGY, INC.

Date: November 14, 2019	By:	/s/ Michael McMullen
Michael McMullen
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

10.1	Form of Summer 2019 Securities Purchase Agreement

10.2	Third Amendment to Lane Employment Agreement

10.3	Second Amendment to McMullen Employment Agreement

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

