Form 10-K
period 2019-12-31
QS Energy, Inc.
filed 2020-03-30
CIK 1103795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

_______________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2019 was $65,049,000.

The number of shares of the Registrant’s Common Stock outstanding as of March 23, 2020 was 311,505,883.

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

Overview

QS Energy, Inc. (“QS Energy” or “Company” or “we” or “us” or “our”) develops and seeks to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that reduces crude oil viscosity by applying a high intensity electrical field to crude oil while in transit. AOT technology delivers reductions in crude oil viscosity and pipeline pressure loss as demonstrated in independent third-party tests performed by the U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™, at full-scale test facilities in the U.S. and China, and under commercial operating conditions on one of North America’s largest high-volume crude oil pipelines. Prior testing on a commercial crude oil condensate pipeline demonstrated high correlation between laboratory analysis and full-scale AOT operations under commercial operating conditions with onsite measurements and data collected by the pipeline operator on its supervisory control and data acquisition (“SCADA”) system. The AOT product has transitioned from laboratory testing and ongoing research and development to initial demonstration and continued testing in advance of our goal of seeking commercial acceptance and adoption by the upstream and midstream pipeline marketplace. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and test operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2020.

Our Company was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The name change was affected through a short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Additionally, QS Energy Pool, Inc., a California corporation, was formed as a wholly owned subsidiary of the Company on July 6, 2015 to serve as a vehicle for the Company to explore, review and consider acquisition opportunities. To date, QS Energy Pool has not entered into any acquisition transaction. However, the Company will still consider entering into potential beneficial acquisitions. The Company is considering dissolving QS Energy Pool to reduce costs associated with operating this subsidiary. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter Bulletin Board. More information including the Company’s updates, fact sheet, logos and media articles are available at our corporate website, www.qsenergy.com.

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

In 2013, the Company entered into an Equipment Lease/Option to Purchase Agreement (“TransCanada Lease”) with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. ("TransCanada") which agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of TransCanada’s operating pipelines. As previously reported in our 10-K report filed with the SEC on March 16, 2015, in June 2014, the equipment was accepted by TransCanada and the lease commenced and the first full test of the AOT equipment on the Keystone pipeline was performed in July 2014 by Dr. Rongjia Tao of Temple University, with subsequent testing performed by an independent laboratory, ATS RheoSystems, a division of CANNON™ (“ATS”) in September 2014. Upon review of the July 2014 test results and preliminary report by Dr. Tao, QS Energy and TransCanada mutually agreed that this initial test was flawed due to, among other factors, the short-term nature of the test, the inability to isolate certain independent pipeline operating factors such as fluctuations in upstream pump station pressures, and limitations of the AOT device to produce a sufficient electric field to optimize viscosity reduction. Subsequent testing by ATS in September 2014 demonstrated viscosity reductions of 8% to 23% depending on flow rates and crude oil types in transit. In its summary report, ATS concluded that i) data indicated a decrease in viscosity of crude oil flowing through the TransCanada pipeline due to AOT treatment of the crude oil; and ii) the power supply installed on our equipment would need to be increased to maximize reduction in viscosity and take full advantage of the AOT technology. While more testing is required to establish the commercial efficacy of our AOT technology, we were encouraged by the findings of these field tests performed under commercial operating conditions. The TransCanada Lease was terminated by TransCanada, effective October 15, 2014. Upon termination of the TransCanada Lease, all equipment was uninstalled, returned, inspected and configured for re-deployment.

On July 15, 2014, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Kinder Morgan Lease”) with Kinder Morgan Crude & Condensate, LLC (“Kinder Morgan”) under which Kinder Morgan agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of Kinder Morgan’s operating crude oil condensate pipelines. Equipment provided under the Lease included a single AOT Midstream pressure vessel with a maximum flow capacity of 5,000 gallons per minute. The equipment was delivered to Kinder Morgan in December 2014 and installed in March 2015. In April 2015, during pre-start testing, low electrical impedance was measured in the unit, indicating an electrical short. A replacement unit was installed May 2015. The second unit also presented with low impedance when flooded with crude condensate from Kinder Morgan’s pipeline. Subsequent to design modifications, a remanufactured AOT unit was installed and tested at Kinder Morgan’s pipeline facility in August 2015. Initial results were promising, with the unit operating generally as expected. However, voltage dropped as preliminary tests continued, indicating decreased impedance within the AOT pressure vessel. QS Energy personnel and outside consultants performed a series of troubleshooting assessments and determined that, despite modifications made to the AOT, conductive materials present in the crude oil condensate appeared to be the root cause of the decreased impedance. Based on these results, QS Energy and Kinder Morgan personnel mutually agreed to put a hold on final acceptance of equipment under the lease and suspended in-field testing to provide time to re-test crude oil condensate in a laboratory setting, and thoroughly review and test selected AOT component design and fabrication. Subsequent analysis and testing led to changes in electrical insulation, inlet flow improvements and other component modifications. These design changes were implemented and tested by Industrial Screen and Maintenance (ISM), one of QS Energy's supply chain partners in Casper, Wyoming. Tests performed by ISM at its Wyoming facility indicated significant improvements to system impedance and efficiency of electric field generation.

In February 2016, the modified AOT equipment was installed at Kinder Morgan’s facility. Pre-acceptance testing was performed in April 2016, culminating in more than 24 hours of continuous operations. In-field viscosity measurements and pipeline data collected during this test indicated the AOT equipment operated as expected, demonstrating viscosity reductions equivalent to those measured under laboratory conditions. Supervisory Control And Data Acquisition (“SCADA”) pipeline operating data collected by Kinder Morgan during this test indicated a pipeline pressure drop reduction consistent with expectations. Results of this test were promising, however due to the short duration of the test and limited data collection, definitive conclusions regarding the AOT performance and its impact on pipeline operations could not be reached. Based on final analysis of in-field test results, SCADA operating data and subsequent analysis of crude oil condensate samples at Temple University, became unlikely Kinder Morgan would use the AOT at the original test location or other condensate pipeline. Kinder Morgan expressed interest in AOT operations at one of their heavy crude pipeline locations subject to results of other AOT demonstration projects and provided the Company with additional crude oil samples which have been tested at Temple University for future test correlation and operational planning purposes. The Kinder Morgan Lease is currently in suspension and there are no current plans to resume the lease or reinstall an AOT device at a Kinder Morgan facility.

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

In 2014, the Company began development of a new suite of products based around the new electrical heat system which reduces oil viscosity through a process known as joule heat (“Joule Heat”). The Company built and tested its first Joule Heat prototype in June 2015. The system was operational; however, changes to the prototype configuration would be required to determine commercial effectiveness of this unit. In December 2015, we suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT. We may resume Joule Heat development in the future depending on the availability of sufficient capital and other resources.

In July 2017, the Company filed for trademark protection for the word “eDiluent” in advance of rolling out a new marketing and revenue strategy based on the concept of using AOT to reduce pipeline dependence upon diluent to reduce viscosity of crude oils. A primary function of AOT is to reduce viscosity by means of its solid-state electronics technology, in essence providing an electronic form of diluent, or “eDiluent”. Subject to successful testing of our AOT technology and sufficient the availability of operating capital, the Company plans to market and sell a value-added service under the name eDiluent, designed to be upsold by the Company’s midstream pipeline customers in an effort to provide the Company with long-term recurring revenues.

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

Throughout 2018 our primary strategic goal was focused on installing and operating a demonstration AOT project on a commercial crude oil pipeline. Much of our time was spent meeting with industry executives and engineers in North and South America and working with local representatives in the Asian and the Middle Eastern markets. In December 2018, we reached mutual agreement with a major U.S.-based pipeline operator on a demonstration project under which we would install and operate our AOT equipment on a crude oil pipeline located in the Southern United States. We believe the selected project site should be ideal for demonstration purposes, delivering heavy crudes which, based on samples tested at Temple University, and, subject to the discussion below, should experience significant viscosity reduction when treated with our AOT technology.

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

After removing the primary power supply, our engineers reconfigured the system to run off a smaller secondary power supply. Although this unit was not capable of achieving target treatment voltage, we performed limited testing and troubleshooting measures, after which the damaged power supply was shipped to the manufacturer for expedited repair and reconditioning. Inspections performed during the repair process indicated internal power supply components had been physically damaged. Though not definitive, it appears that damage may have occurred during transit prior to initial installation at the demonstration site. While the demonstration project was offline for power supply repairs, our engineering team worked with oil samples pulled from the operating pipeline for testing at our Tomball laboratory facility. These tests were designed to confirm our target power requirements as accurately as possible and help us fine-tune enhancements planned for a new optimized AOT internal grid pack design we had planned to test at the demonstration site as part of our continuing value engineering effort.

During initial testing with the small power supply, current draw was greater than prior field deployments. While it was expected that the small power supply would not achieve treatment voltage, as voltage was increased, actual current draw experienced under test conditions exceeded the operating limit of the power supply. Subsequent laboratory and in-field testing performed at our Tomball facility showed the electrical conductivity of the oil to be quite high and in line with field observations. Although these tests indicated the unit was generally functioning properly, results further indicated the damaged power supply, once repaired, would not be capable of providing sufficient power to fully treat the crude oil due to the oil’s high electrical conductivity. In anticipation of this result, the Company initiated in advance of testing parallel tasks of: i) installation of the repaired power supply and perform limited testing to confirm laboratory and in-field test results; and ii) procurement of a new power supply capable of providing significantly more power and a modified AOT grid pack assembly reconfigured and generally optimized based on the latest laboratory and in-field test results.

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

The new high capacity power supply and modified grid pack were installed in December 2019. However, prior to flooding the system with crude oil, early-phase startup testing indicated an electrical short circuit. Subsequent inspection revealed damage to the internal grid pack which likely occurred during installation. The grid pack was shipped offsite for repairs with reinstallation scheduled for January 2020.

The AOT demonstration project continued to experience setbacks during the first quarter of 2020. After repairing and re-installing the modified grid pack, the system shut down again during commissioning presenting with error conditions similar to the December 2019 failure. At that time, based on external inspections and on-site testing, our engineers suspected the grid pack had again been damaged during re-installation and that such suspected damage was the most likely cause of the electrical short circuit. It was determined at that time the best course of action would be to remove the modified grid pack and re-install the original grid pack which had previously been installed multiple times without sustaining damage, and perform a detailed inspection of the modified grid pack in an effort to determine the cause of the electrical short circuit.

Executing this plan, our team removed the modified grid pack and re-installed the original grid pack assembly in the AOT in January 2020. After removal, our engineers performed a detailed inspection of the modified grid pack. Inconsistent with expectations, no damage to the modified grid pack was found during this inspection, leaving the cause of the electrical short circuit undiagnosed.

In January and February 2020, our engineers tested and attempted to operate the AOT under a variety of conditions. In these tests, the system could be run at high voltage under static “shut-in” conditions; however, the system continued to shut down due to an electrical short circuit when operated under pressure. In simple terms, this means the system could be flooded with crude oil and powered up in excess of 10,000 volts when the system was shut-in by closing the intake and outtake valves which isolates the system from the pipeline’s operating pressure. However, once the valves were opened and the system was subjected to the pipeline’s operating pressure, the system developed an electrical short circuit and shut down.

As the presence of high pressure appears to trigger the short circuit, it is the belief of our engineers that it is unlikely the fault is in the grid pack assembly as this component is fully submerged in crude oil and is generally subjected to equal pressure on all components. The electrical short is more likely developing in the electrical connection assembly built into the blind flange at the top of the pressure vessel, which is subjected to high pressure under normal operating conditions. Unfortunately, this electrical connection assembly could not be inspected without destroying the assembly itself. Instead, our engineers developed a plan to replace the installed blind flange and electrical connection assembly with components from inventory which would be rebuilt prior to installation.

As part of an ongoing reliability-engineering effort, our engineers had been working on incremental modifications to improve electrical isolation within the blind flange and electrical connection assembly. These previously developed plans allowed us to move quickly with vendors and present an expedited plan to the pipeline operator. In March 2020, our engineers designed modifications to the blind flange, electrical connections and related housing intended to minimize the effects of high pressure and likelihood of internal electrical short circuits. Concurrently, a blind flange with high voltage assembly was shipped from inventory to a shop with specialized equipment used to strip the flange of all electrical insulation materials. Once the stripping process is complete, castings will be made to complete the internal assembly. Our engineers believe this modification may solve the electrical short issue we have experienced in prior tests.

While the blind flange assembly is being remanufactured, we have taken the opportunity to implement a number of relatively minor modifications to other system configurations which had been planned for future units based on results of our engineering team’s reliability engineering work over the past two years. These modifications are designed to improve the reliability of internal electrical connections, increase the structural support of the internal grid pack, and maintain higher quality control over internal component positioning and alignment during vertical installation.

As of March 30, 2020, we are in the process of finalizing the timelines and budget for this plan based on vendor backlog for each of the tasks. Based on current estimates, this process may take approximately four to six weeks. This schedule may vary depending on vendor backlogs and other factors which may be out of our control.

The Company’s ability to continue operations at the demonstration site is dependent upon continued support of pipeline management and our ability to fund continued operations. We can provide no assurances pipeline management will continue to support ongoing work at the demonstration site, or that our plan to rebuild and test the electrical connection assembly will be successful. Because of our inability to fully diagnose the cause of our current electrical problems, we can provide no assurances that we will not face other operational issues after completing a full diagnosis and evaluation of our technology.

Assuming the corrective actions discussed above are achieved, our plans moving forward are centered on achieving commercial adoption of our AOT device. Assuming successful operations, we believe the demonstration AOT project should provide data requested by prospective customers such as real-time changes in viscosity, pipeline pressure drop reduction and increases in pipeline operating flowrates. All collected data at the AOT demonstration site will be normalized such that it can be used to evaluate the financial and operational benefits across a wide range of commercial operating scenarios without disclosing confidential details of our demonstration partner’s operations. We believe that real-world data from our demonstration AOT project may be used to accelerate our desire to achieve commercial adoption of our AOT technology, positioning us to re-engage with industry executives, targeting sales in 2020.

QS Energy is working to maintain normal operations during the current COVID-19 pandemic under social distancing and shelter-in-place guidelines as recommended or required by the CDC, federal, state and county government agencies. Over the past few years, the Company moved much of its operations to the cloud. Our employees can perform most vital functions remotely. Currently, most day-to-day operations have been minimally impacted by COVID-19.

It is unclear, however, what impact COVID-19 may have on our supply chain, or on our ability to operate on-site at the demonstration project. As of the date of this report, no suppliers related to the demonstration project have announced reduced operating capacity or advised us of delays related to COVID-19 restrictions, and we have not been made aware of any COVID-19 restrictions at the demonstration site that would impact our ability to restart our demonstration testing.

COVID-19 has had a significant negative financial impact across a wide spectrum of industries, both in terms of operations and access to operating capital. The Company’s ability to continue operations is, in part, dependent on our access to funding. A published by the National Association of Manufacturers in March 2020 reports that due to COVID-19, 35% of manufacturers surveyed anticipate supply chain disruptions, 53% anticipate changes to operations, and 78% anticipate a negative financial impact. With these facts in mind, no assurances can be made that COVID-19 will not affect our supply chain, will not negatively affect to access or operating restrictions at the demonstration site, or negatively impact our ability to fund continued operations.

Our expenses to date have been funded through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We will need to raise substantial additional capital through 2020, and beyond, to fund work at the demonstration site, our sales and marketing efforts, continuing research and development, and certain other expenses, until we are able to achieve a revenue base. We can provide no assurances that additional capital will be available to us, or if it is, that such additional capital will be offered at acceptable terms.

There are significant risks associated with our business, our Company and our stock. See “Risk Factors,” below.

Our Business Strategy

QS Energy intends to continue to seek commercialization and marketing of its current technologies. Our current and primary product portfolio is dedicated to the crude oil production and transportation marketplace, with a specifically targeted product offering for enhancing the flow-assurance parameters of new and existing pipeline gathering and transmission systems.

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

Our strategy includes:

1.	Continue optimization and value engineering of our AOT Midstream commercial product line.
2.	Install and operate AOT equipment on a commercial midstream pipeline.
3.	Directly market AOT technology to midstream pipeline operators based on results and analysis of data from the AOT demonstration project.
5.	Present demonstration project results and analysis at various trade conferences.
6.	Continue to make inroads and meet with key strategic potential customers in the following geographic regions:

a.	United States
b.	Canada
c.	South and Central America
d.	Middle East
e.	Asia

7.	Continue to make inroads and strategic alliances with additional supply chain and logistics support to rapidly expand our production capacity beyond its current physical limitations, adding capacity, reach and stability with pre-approved supply chain members that meet the criteria of the customers’ procurement divisions.
8.	Develop new AOT technologies crude oil technologies with the potential to expand our market reach upstream and gathering pipeline, offshore pipelines, rail and trucking containers, and crude oil container ships.
9.	Continue to collaborate on scientific and technical whitepaper reports, product development enhancements, and additional products with our engineering support, consultants and relationships.
10.	Seek long-term recurring revenues by directly offering or licensing electronic viscosity reduction (electronic diluent, or “eDiluent”) as a service to reduce reliance on physical diluent.

Market Analysis Overview

QS Energy’s AOT crude oil viscosity reduction technology directly targets the heavy crude oil transportation industry, initially targeting the midstream crude oil pipeline operations which deliver high volumes of heavy crude oil to market. The U.S. Energy Information Administration (EIA) forecasts U.S. crude oil production will average 13.0 million barrels per day in 2020, up 0.8 million barrels per day from 2019, but then fall to 12.7 million barrels per day in 2021. The forecast decline in 2021 is in response to lower oil prices and would mark the first annual U.S. crude oil production decline since 2016. Worldwide, EIA forecasts crude oil prices averaging $43.30 per barrel in 2020, increasing to $55.36 per barrel in 2021. In recent months, oil prices have been driven to local lows due to a number of external factors. In March 2020, combined factors of the coronavirus pandemic and increase OPEC output drove Brent Crude prices as low as $20 per barrel compared to an average $64 per barrel for Brent Crude in 2019. Despite this quick drop in crude prices, long-term forecasts remain strong. The EIA forecasts that, by 2025, the average price of a barrel of Brent crude oil will rise to $82 per barrel, growing to $93 per barrel (quoted in 2018 dollars to remove the effects of inflation). Prices are expected to continue to increase as cheap sources of oil are exhausted, making it more expensive to extract oil.

In 2019, demand for crude oil averaged 101 million barrels per day. The EIA forecasts demand will remain flat, averaging 102 million barrels per day by the end of 2021. Long-term, EIA forecasting demand to grow at an average of 0.4% annually. Commitments to stop climate change introduced more uncertainty into future oil demand. Barclays predicted that oil demand could peak by 2025, falling by as much as 30% by 2050 if countries kept their Paris Climate Accord commitments.

2018 worldwide crude oil production at 82 million barrels per day. North American production (U.S. and Canada) is estimated at 16 million barrels per day. At $50 per barrel, this represents annual worldwide and North American sales of $1.5 trillion and $292 billion, respectively. The EIA estimates 71% worldwide crude oil production is transported by midstream pipelines, with 90% of North American production transported by midstream pipelines. In 2014, the Congressional Research Service estimated the average cost of midstream pipeline transportation at $5 per barrel. Assuming a $5 per barrel transportation cost and 2018 crude oil production rates, annual worldwide and North American midstream crude oil transportation costs are approximately $83 billion and $22 billion, respectively.

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

The Company continues to optimize and value engineer its AOT product line, targeting both midstream and upstream markets. The Company has installed an AOT demonstration project in cooperation with a major U.S. pipeline operator. As described in the Overview section above, this project has experienced numerous failures during initial testing which the Company is working to correct. The most recent round of repairs and system modifications could be operational in the second quarter of 2020.

Joule Heat Product Development

The Company began development of its Joule Heat product in 2014, based around the new electrical heat system which reduces oil viscosity through a process known as joule heat, specifically targeting the upstream crude oil transportation market. The Company’s first Joule Heat prototype was installed for testing purposes under a joint development agreement with Newfield Exploration Company in June 2015 and the system was operational; however, changes to the prototype configuration will be required to determine commercial effectiveness of this unit. In December 2015, we suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT. We may resume Joule Heat development in the future depending on the availability of sufficient capital and other resources.

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

Current Business Status

The Company is currently working with a major U.S. pipeline operator to operate for testing purposes an AOT demonstration project on a high-volume crude oil pipeline. Once operational, the Company plans to analyze and use AOT performance data to re-engage current and new prospective customers in our primary target North American and South American midstream crude oil markets. See the Overview section above for details and current status of this demonstration project.

Throughout 2019, our efforts have been tightly focused on executing our AOT demonstration project strategy. A number of companies in North America, South America and the Middle East have expressed interest in our technology and a desire to review demonstration project test results and visit the demonstration site. Assuming successful operations, we believe the demonstration AOT project should provide data requested by prospective customers such as real-time changes in viscosity, pipeline pressure drop reduction and increases in pipeline operating flowrates. All collected data at the AOT demonstration site will be normalized such that it can be used to evaluate the financial and operational benefits across a wide range of commercial operating scenarios without disclosing confidential details of our demonstration partner’s operations. We believe that real-world data from our demonstration AOT project may be used to accelerate our desire to achieve commercial adoption of our AOT technology, positioning us to re-engage with industry executives, targeting sales in 2020.

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

See also our discussion above in the Overview section regarding our current AOT demonstration project and planned testing activities on a commercial pipeline in the Southern United States.

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

Employees

As of December 31, 2019, the Company had four (4) full-time employees. We also utilized the services of part-time consultants on an as-needed basis to assist us with various matters, including engineering, logistics, investor relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A. Risk Factors

We have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated insignificant revenues from operations in late 2006 and subsequently did not generate any revenues until 2014 and we have incurred recurring net losses every year since our inception in 1998. For the fiscal years ended December 31, 2019 and 2018, we had net losses of $5,621,000 and $3,059,000 respectively. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our debt and equity securities for cash. We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the Company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 30, 2020, our independent auditors stated that our consolidated financial statements for the year ended December 31, 2019 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring net losses and accumulated deficit from operations since inception. During the year ended December 31, 2019, we incurred a net loss of $5,621,000 and used cash in operations of $2,678,000 and had a stockholders’ deficit of $2,269,000 as of December 31, 2019. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated cash flow from operations since our inception in February 1998 and have relied on external sources of capital to fund operations. We had $479,000 in cash at December 31, 2019 and used cash from operations of $2,678,000 for the year ended December 31, 2019.

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

During fiscal 2019, our cash burn rate amounted to approximately $223,000 per month and could increase during the remainder of fiscal 2020. In order to fund our capital needs, we conducted private offerings of our securities in 2018 and 2019. While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that an equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.

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

If our products and services do not gain market acceptance, it is unlikely that we will become profitable.

At this time, our technology is commercially unproven, and the use of our technology by others is limited. Specific examples of use to date include:

•	Temple University, testing, research and joint development;

•	U.S. Department of Energy Rocky Mountain Oilfield Testing Center, testing and research;

•	PetroChina Pipeline R&D Center, testing and research;

•	TransCanada, short-term testing;

•	Kinder Morgan Crude and Condensate, short-term testing;

•	On-site short-term testing of a laboratory-scale AOT at a Canadian oil producer’s facility in Alberta Canada.

•	A demonstration project currently under development in cooperation with a commercial pipeline operator in the Southern United States

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

We believe we are currently able to manage our current business with our existing management team. However, as we expand the scope of our operations, we will need to obtain the full-time services of additional senior management and other personnel. Competition for highly skilled personnel is intense, and there can be no assurance that we will be able to attract or retain qualified senior personnel. Our failure to do so could have an adverse effect on our ability to implement our business plan. As we add full-time senior personnel, our overhead expenses for salaries and related items will increase compensation packages, these increases could be substantial.

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

The shares of our common stock are thinly traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company engaged in a high-risk business which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that can generate or influence daily trading volume and valuation. Should we even come to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous trading without negatively impacting share price. We cannot provide any assurance that a broader or more active public trading market for shares of our common stock will develop or be sustained. Due to these conditions, we cannot give any assurance that shareholders will be able to sell their shares at or near bid prices or at all.

The market price of our stock is volatile.

The market price for our common stock has been volatile during the last year, ranging from a closing price of $0.08 on January 2, 2019 to a closing price of $0.38 on February 27, 2019, and a closing price of $0.04 on March 20, 2020. Additionally, the price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including, developments with respect to patents or proprietary rights, announcements of technological innovations by us or our competitors, announcements of new products or new contracts by us or our competitors, actual or anticipated variations in our operating results due to the level of development expenses and other factors, changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates, conditions and trends in our industry, new accounting standards, general economic, political and market conditions and other factors.

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

Our common stock is considered penny stock under SEC regulations. It is subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. For example, broker-dealers must make a suitability determination for the purchaser, receive the purchaser’s written consent to the transaction prior to sale, and make special disclosures regarding sales commissions, current stock price quotations, recent price information and information on the limited market in penny stock. Because of these additional obligations, some broker-dealers may not affect transactions in penny stocks, which may adversely affect the liquidity of our common stock and shareholders’ ability to sell our common stock in the secondary market. This lack of liquidity may make it difficult for us to raise capital in the future.

Current COVID-19 (coronavirus) pandemic.

See Overview section above regarding risks associated with the current COVID-19 (coronavirus) pandemic.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company’s executive offices are located at 23902 FM 2978, Tomball, Texas 77375.

Total rent expense under this lease in effect during the years ended December 31, 2019, and 2018 was $49,500 and $18,000, respectively which are included as part of Operating Expenses in the attached consolidated statements of operations. The Tomball Texas office is under a month-to-month lease payable at $ 5,000 per month. The Tomball facility is leased from JBL Energy Partners, an entity solely owned by Jason Lane, Company CEO. See Note 3 of our consolidated financial statements attached hereto for a discussion and status of our office lease agreements.

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

	2019		2018
	High	Low	High	Low
First Quarter	$0.38	$0.07	$0.20	$0.08
Second Quarter	$0.31	$0.29	$0.15	$0.08
Third Quarter	$0.24	$0.23	$0.13	$0.06
Fourth Quarter	$0.20	$0.15	$0.11	$0.06

According to the records of our transfer agent, we had approximately 1,000 stockholders of record of our common stock at March 23, 2020. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Issuances of Unregistered Securities in Current Fiscal Year

During the year ended December 31, 2019, the Company issued an aggregate of 53,988,021 shares of its common stock as follows:

•	In June 2019, the Company issued 250,000 shares of its common stock valued at $0.27 per share in exchange for services valued $68,000.

•	The Company issued 42,570,331 shares of its common stock upon the conversion of $2,373,000 in convertible notes pursuant to the convertible notes conversion prices of $0.05 to $0.48 per share.

•	The Company issued 10,629,493 shares of its common stock upon the exercise of warrants for proceeds of $577,000 at exercise prices of $0.05 to $0.18 per share.

•	The Company issued 538,197 shares of its common stock upon the exercise of options for proceeds of $71,000 at exercise prices of $0.08 to $0.18 per share.

•	The Company issued convertible notes in aggregate value of $1,498,000 for net proceeds of $1,362,000, convertible into 21,826,827 shares in common stock of the Company at a conversion price of $0.05 to $0.15 per share, and in connection with these notes, issued warrants to purchase 10,913,420 shares of common stock of the Company at an exercise price of $0.05 to $0.15 per share and expiring one year from the date of issuance, summarized by month as follows:

Issuances of Unregistered Securities in Prior Fiscal Year

During the year ended December 31, 2018, the Company issued an aggregate of 22,046,608 shares of its common stock as follows:

•	In March 2018, the Company issued 50,000 shares of its common stock valued at $0.24 per share in exchange for services valued $12,000.

•	The Company issued 9,299,125 shares of its common stock upon the conversion of $578,000 in convertible notes pursuant to the convertible notes conversion prices of $0.05 to $0.08 per share.

•	The Company issued 12,517,773 shares of its common stock upon the exercise of warrants for proceeds of $634,000 at exercise prices of $0.05 to $0.08 per share.

•	The Company issued 179,710 shares of its common stock upon the exercise of options for proceeds of $13,000 at exercise prices of $0.07 per share.

•	The Company issued convertible notes in aggregate value of $1,955,000 for net proceeds of $1,778,000, convertible into 36,477,375 shares in common stock of the Company at a conversion price of $0.05 to $0.08 per share, and in connection with these notes, issued warrants to purchase 18,238,688 shares of common stock of the Company at an exercise price of $0.05 per share and expiring one year from the date of issuance, summarized by month as follows:

The offerings were made to non-U.S investors and to U.S. “accredited investors,” as the term is defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and were made without general advertising or solicitation. The securities sold in the offering were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on exemptions from registration including the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation S promulgated under the Securities Act, and corresponding provisions of state securities law, which, respectively, exempt transactions by an issuer not involving any public offering or transactions with non-U.S. Investors.

Item 6. Selected Financial Data

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in Item 7 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-K, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2019, and we undertake no duty to update this information.

Overview

The Company has not generated significant revenues since its inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2020.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2019 and also need to raise substantial additional capital in 2020, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	12/31/2020
	2019	2018	Change	% Change
Revenues	$–	$–	$–	–

Operating expenses	2,159,000	1,853,000	306,000	17%
Research and development expenses	891,000	208,000	683,000	328%
Loss from operations	(3,050,000)	(2,061,000)	(989,000)	48%

Interest and financing expense	(2,571,000)	(998,000)	(1,573,000)	158%
Net Loss	$(5,621,000)	$(3,059,000)	$(2,562,000)	84%

Revenue Comparison, 2019 and 2018

The Company recognized no revenues during the twelve-month periods ended December 31, 2018 and December 31, 2019.

Operating Expense Comparison, 2019 and 2018

Operating expenses were $2,159,000 for the fiscal year ended December 31, 2019, compared to $1,853,000 for the fiscal year ended December 31, 2018, an increase of $306,000. This increase was attributable to a decrease in non-cash expenses of $12,000 and an increase in cash expenses of $318,000. Specifically, the decrease in non-cash expenses is attributable to a decrease in depreciation expense of $16,000 offset by an increase in stock-based compensation related to warrants and options issued to employees, directors and consultants of $4,000. The increase in cash expenses is attributable to increases in consulting fees of $83,000, mail and freight of $7,000, insurance of $59,000, office expenses of $29,000, public and investor relations of $116,000, patent maintenance expenses of 39,000, rent and utilities of $32,000, travel expenses of $24,000, property tax expenses of $9,000, and other expenses of $3,000, offset by decreases in corporate expenses of $29,000, legal and accounting fees of $23,000, and salaries and benefits of $31,000.

Research and development expenses were $891,000 for the fiscal year ended December 31, 2019, compared to $208,000 for the fiscal year ended December 31, 2018, an increase of $683,000. This increase is attributable to increases in AOT prototype and demonstration project development costs of $683,000.

Interest expenses were $2,571,000 for the fiscal year ended December 31, 2019, compared to $998,000 for the fiscal year ended December 31, 2018, an increase of $1,573,000. This increase is attributable to an increase in interest and financing expense of $1,559,000 to account the fair value of the warrants issued with our convertible notes and the notes’ beneficial conversion feature, and a decrease in other non-cash interest expenses of $14,000.

We had a net loss of $5,621,000 or $0.02 loss per share for the fiscal year ended December 31, 2019 compared to a net loss of $3,059,000 or $0.01 loss per share for the fiscal year ended December 31, 2018.

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations since our inception in 1998. As of December 31, 2019, we had cash of $479,000 and a stockholders’ deficit of $2,269,000. Our operating cash flow in 2019 was funded primarily through cash reserves, the exercise of stock purchase warrants and options for cash, and the issuance of convertible notes for cash.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $5,621,000 and used cash in operations of $2,678,000 for the year ended December 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At December 31, 2019, the Company had cash on hand in the amount of $479,000. Management estimates that the current funds on hand will be sufficient to continue operations through April 2020. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to maintain an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation certain payments to a former officer, during the remainder of 2020 and beyond. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Contractual Obligations

The Company’s contractual commitments for future periods, including minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

Year ending December 31,	License Agreements (1)	Compensation Agreements (2)	Total Obligations
2020	$187,500	$207,000	$394,500
2021	187,500	–	187,500
2022	187,500	–	187,500
2023	187,500	–	187,500
2024	187,500		187,500
Total	$937,500	$207,000	$1,144,500

___________________

(1)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party.
(2)	Consists of certain contractually provided benefits to a former executive officer pursuant to a severance agreement. As of December 31, 2019, $207,000 was payable under this agreement and was included as part of Accounts payable and accrued expenses in the accompanying consolidated balance sheet.

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

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Certain significant estimates were made in connection with preparing our consolidated financial statements as described in Note 2 to Notes to Consolidated Financial Statements. Actual results could differ from those estimates.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. From prior periods until December 31, 2018, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of ASU 2018-07 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the year ended December 31, 2019 or the previously reported financial statements.

The fair value of the Company's common stock options and warrants grant is estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of and for the years ended December 31, 2019 and 2018 are presented in a separate section of this report following Item 15 and begin with the index on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of December 31, 2019, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2019, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

Our management assessed the effectiveness of QS Energy, Inc.'s internal controls over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 framework). Based on our assessment, we conclude that, as of December 31, 2019, the Company has maintained effective internal control over financial reporting based on those criteria.

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

(b)	Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following constitutes the Board of Directors as of December 31, 2019:

Name	Age	Position	Director Class	Director Since	Term Expires
Jason Lane	45	Chief Executive Officer and Chairman, Director (Non-Independent)	Class III	2017	2020
Donald Dickson(1)	62	Director (Independent)	Class II	2013	2019
Thomas Bundros(1)	63	Director (Independent)	Class I	2015	2021
Eric Bunting	50	Director (Independent)	Class I	2017	2021
Gary Buchler(1)	63	Director (Independent)	Class III	2017	2020
Richard Munn	63	Director (Independent)	Class III	2017	2020
William Green	63	Director (Independent)	Class II	2017	2019

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

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2019:

Name	Age	Position
Jason Lane	45	Chief Executive Officer and President
Michael McMullen	60	Chief Financial Officer

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

Board of Directors

Director Independence

Our Board of Directors as of December 31, 2019, consisted of seven (7) members. As of that date, the Board has affirmatively determined that Mr. Bundros, Mr. Dickson, Dr. Bunting, Mr. Buchler, Mr. Munn, and Mr. Green are independent directors. Mr. Lane, our President and Chief Executive Officer is not considered independent.

Meetings of the Board

The Board held five (5) meetings in 2019. A majority of the members attended all 5 board meetings held in 2019. The Board has held two (2) meeting in 2020 as of the date of this report.

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

Audit Committee

The Audit Committee currently consists of Mr. Bundros (chairperson), Mr. Dickson and Mr. Buchler. The Board has determined that Mr. Bundros, Mr. Dickson and Mr. Buchler are considered independent under rules of the SEC. The Audit Committee held a total of four (4) meetings during 2019, each attended by a majority of Audit Committee members. The Audit Committee has met once during 2020 as of the date of this report.

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

The Audit Committee operates under a written charter, which is available on the Company’s website. The Board and the Audit Committee believe that the Audit Committee charter complies with the current standards set forth in SEC regulations. There may be further action by the SEC during the current year on several matters that affect all audit committees. The Board and the Audit Committee continue to follow closely further developments by the SEC in the area of the functions of audit committees, particularly as it relates to internal controls for non-accelerated filers, and will make additional changes to the Audit Committee charter and the policies of the Audit Committee as required or advisable as a result of these new rules and regulations. The Audit Committee met four (4) times during 2018 and each was attended by a majority of committee members. The Audit Committee has met once during 2020 as of the date of this report.

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

Our Chief Financial Officer conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control – Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our Chief Financial Officer has concluded that our internal controls over financial reporting (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective as of December 31, 2019.

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

On the basis of these reviews and discussions, the Audit Committee (i) appointed Weinberg & Co., P.A. as the independent registered public accounting firm for the 2019 fiscal year and (ii) recommended to the Board that the Board approve the inclusion of the Company’s audited financial statements in the 10-K for filing with the SEC.

Respectfully submitted:

/s/ Thomas Bundros
Thomas Bundros (Chairman)

Item 11. Executive Compensation

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)	Stock Awards ($)	Securities Underlying Options (#)	Full Value of Options ($)	All Other Compensation ($)	Total ($)
Jason Lane (1)	2019	$131,250	$–	300,000	$33,000	$–	$164,250
Chief Executive Officer	2018	$150,000	$–	–	$–	$–	$150,000
Michael McMullen (2)	2019	$158,400	$–	–	$–	$–	$158,400
Chief Financial Officer	2018	$158,400	$–	–	$–	$–	$158,400

_________________

(1)

Mr. Lane was appointed Chief Executive Officer (“CEO”) effective April 1, 2017. Mr. Lane’s annual base salary under his employment agreement, as amended, as CEO is $150,000, for a two-year term. Effective March 31, 2019, the Company amended Mr. Lane’s employment agreement. As amended, the contract was extended by 90 days with no other change in terms. Between July 1, 2019 and November 15, 2019, Mr. Lane was employed on a month-to-month basis with no other change in terms. Effective November 15, 2019, Mr. Lane’s employment agreement was amended such that i) Mr. Lane would be paid no base salary; and ii) Mr. Lane was issued an option to purchase 300,000 shares of restricted common stock of the Company priced at the market closing price on November 15, 2019, vesting over three (3) months and expiring 10 years from the date of issuance. Total fair value of these options at grant date was approximately $33,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5.1 years; risk free interest rate of 1.65%; volatility of 138%; and dividend yield of 0%.

Mr. Lane’s Employment Agreement was amended and restated effective February 15, 2020. See Subsequent Events, footnote 11 of the accompanying financial statements.

(2)

Mr. McMullen was appointed Chief Financial Officer (“CFO”) effective April 1, 2017. Mr. McMullen’s annual base salary under his employment agreement as CFO is $158,400, for a two-year term. Effective March 31, 2019, the Company amended Mr. McMullen’s employment agreement. As amended, the contract was extended by 90 days with no other change in terms. Effective July 1, 2019 through November 15, 2019, Mr. McMullen was employed on a month-to-month basis with no other changes in terms. Effective November 15, 2019, Mr. McMullen’s employment agreement was amended extending the term of the agreement to February 15, 2020 with no other changes in terms.

Mr. McMullen’s Employment Agreement was amended and restated effective February 15, 2020. See Subsequent Events, footnote 11 of the accompanying financial statements.

OPTION GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 2019, the Company granted options to purchase 300,000 shares of common stock to Named Executive Officers as follows:

•	The Company issued options (“Options”) to Mr. Lane to purchase 300,000 shares of restricted shares of common stock of the Company at a per share exercise price equal to the stock price listed on the OTCBB market at market close on November 15, 2019. The Options vest over three (3) months and expire 10 years from the date of issuance. Total fair value of these options at grant date was approximately $33,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5.1 years; risk free interest rate of 1.65%; volatility of 138%; and dividend yield of 0%. During the year ended December 31, 2019, the Company recognized compensation costs of $11,000 based on the fair value of Mr. Lane’s options that vested.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

No options were exercised by any of the Named Executive Officers during the 2019 fiscal year. The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2019 fiscal year.

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options ($)(1)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jason Lane	$–	$–	4,638,492	–	$115,214	$–
Michael McMullen	–	$–	800,000	–	$22,000	$–

(1) Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 31, 2019 the last trading day of the year was $0.16 per share.

EMPLOYMENT AGREEMENTS

Employment Agreement with Jason Lane

Mr. Lane’s employment agreement, as amended, (“Lane Employment Agreement”) with the Company became effective April 1, 2017, pursuant to which he is serving as the Company’s Chief Executive Officer. The term (“Term”) of the Lane Employment Agreement is two years. Annual base salary under the Lane Employment Agreement for the full Term is $150,000. The Company issued options (“Options”) to Mr. Lane to purchase 3,000,000 shares of restricted common stock of the Company. The Options vested pursuant to a two year vesting schedule, pursuant to which 500,000 of the Options, priced at $0.15 per share, and 500,000 of the Options priced at $0.25 per share, vested on April 1, 2018; thereafter, 1,000,000 of the Options, priced at $0.30 per share and 1,000,000 of the Options priced at $0.40 per vested on April 1, 2019. The Options shall expire 10 years from the date of grant of the Options. Additionally, Mr. Lane will be entitled to a bonus for any leased-based contract for the Company’s AOT technology in the amount of 8% of gross cash flow in the first year of the Term and 6% of gross cash flow in the second year of the Term generated by any such leased-based contract. For any sales or other non-leased contracts for the Company’s AOT technology, Mr. Lane shall receive a one-time payment of 10% of the net profit of any such sale or contract. In addition, Mr. Lane shall be eligible to participate in any group health insurance plan offered by the Company to employees, or, should Mr. Lane select private health insurance outside of the Company’s group plan, Mr. Lane shall receive each month an amount from the Company equal to the premium paid by Mr. Lane for such private health insurance.

Effective March 31, 2019, the Company amended Lane Employment Agreement. As amended, the contract was extended by 90 days with no other change in terms. Between July 1, 2019 and November 15, 2019, Mr. Lane was employed on a month-to-month basis with no other change in terms. Effective November 15, 2019, the Lane Employment Agreement was amended such that i) Mr. Lane would be paid no base salary; and ii) Mr. Lane was issued an option to purchase 300,000 shares of restricted common stock of the Company priced at the market closing price on November 15, 2019, vesting over three (3) months and expiring 10 years from the date of issuance.

Mr. Lane’s Employment Agreement was amended and restated effective February 15, 2020. See Subsequent Events, footnote 11 of the accompanying financial statements.

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

Effective March 31, 2019, the Company amended the McMullen Employment Agreement. As amended, the contract was extended by 90 days with no other change in terms. Effective July 1, 2019 through November 15, 2019, Mr. McMullen was employed on a month-to-month basis with no other changes in terms. Effective November 15, 2019, the McMullen Employment Agreement was amended extending the term of the agreement to February 15, 2020 with no other changes in terms.

Mr. Lane’s Employment Agreement was amended and restated effective February 15, 2020. See Subsequent Events, footnote 11 of the accompanying financial statements.

DIRECTORS COMPENSATION

During the year ended December 31, 2019, the Company granted options to purchase 4,687,500 shares of common stock to members of the Board of Directors under a new Board of Directors compensation policy adopted by the Company on May 6, 2014 and as amended effective January 1, 2015. The options are exercisable at $0.08/share and expire ten years from the date of grant. A total of 4,687,500 options vested on December 31, 2019. Total fair value of these options at grant date was approximately $328,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5 years; risk free interest rate of 2.49%; volatility of 122%; and dividend yield of 0%.

The table below summarizes the compensation paid by the Company to its directors for the fiscal year ended December 31, 2019.

	Fees earned or paid in cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Jason Lane (3)	$–	–	$43,750	–	–	–	$43,750
Thomas Bundros (4)	$6,000	–	$65,625	–	–	–	$71,625
Donald Dickson (5)	$6,000	–	$43,750	–	–	–	$49,750
Eric Bunting (6)	$–	–	$43,750	–	–	–	$43,750
Gary Buchler (7)	$6,000	–	$43,750	–	–	–	$49,750
Richard Munn (8)	$–	–	$43,750	–	–	–	$43,750
William Green (9)	$–	–	$43,750	–	–	–	$43,750

(1)	Effective July 1, 2013, the Board approved a compensation policy which includes a $500 monthly fee paid to any member of the Board of Directors who serves on a Board Committee. Effective May 6, 2014, the Board approved a revised compensation policy which continued this $500 monthly fee.

(2)	Effective January 1, 2014, the Board passed a resolution suspending the July 1, 2013 Board compensation policy. Effective May 6, 2014, the Board approved a compensation policy which includes two annual grants of options, including i) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share closing price on the date of grant with an exercise price equal to the stock closing price on the date of grant, a one year vesting period and an expiration date 10 years from the date of grant; and ii) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share fair market value of the option calculated using the Black-Scholes Option Pricing Model based on market conditions, including stock closing price, risk free interest rate and stock volatility, on the date of grant with an exercise price equal to the stock closing price on the date of grant, vesting immediately and an expiration date 10 years from the date of grant. Also, effective July 1, 2013, the Board approved an annual grant of options to purchase 25,000 shares of common stock at a price equal to the stock’s closing price on the date of grant, vesting immediately and expiring 10 years from the date of grant as compensation to the chairman of the Board’s Audit Committee. Effective January 1, 2015, the Board amended the policy such that i) all options granted would vest over one year; and ii) options granted mid-year due to appointment to the Board or appointment to Chairman of the Audit Committee would be adjusted such that the number of shares would be calculated on a pro rata basis depending on the number of day remaining in the calendar year, and the options would vest December 31 of the year of grant.

(3)	On January 2, 2018, Mr. Lane was granted options to purchase 625,000 shares of common exercisable at $0.08/share, vesting monthly through December 31, 2019, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $43,750 using Black-Scholes Option Pricing. During the year ended December 31, 2019, the Company recognized compensation costs of $43,750 based on the fair value of Mr. Lane’s options that vested.

(4)

On January 2, 2018, Mr. Bundros was granted options to purchase 625,000 shares of common exercisable at $0.08/share, vesting monthly through December 31, 2019, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $43,750 using Black-Scholes Option Pricing. During the year ended December 31, 2019, the Company recognized compensation costs of $43,750 based on the fair value of Mr. Bundros’ options that vested.

On January 2, 2018, as Chairman of the Audit Committee, Mr. Bundros was granted options to purchase 312,500 shares of common exercisable at $0.08/share, vesting monthly through December 31, 2019, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $21,875 using Black-Scholes Option Pricing.

During the year ended December 31, 2019, the Company recognized compensation costs of $65,625 based on the fair value of Mr. Bundros’ options that vested. As a member of a Board Committee, Mr. Bundros received compensation in the amount of $500 per month for the twelve-month period of January 1, 2019 through December 31, 2019.

(5)	On January 2, 2018, Mr. Dickson was granted options to purchase 625,000 shares of common exercisable at $0.08/share, vesting monthly through December 31, 2019, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $43,750 using Black-Scholes Option Pricing. During the year ended December 31, 2019, the Company recognized compensation costs of $43,750 based on the fair value of Mr. Dickson’s options that vested. As a member of a Board Committee, Mr. Dickson received compensation in the amount of $500 per month for the twelve-month period of January 1, 2019 through December 31, 2019.

(6)	On January 2, 2018, Dr. Bunting was granted options to purchase 625,000 shares of common exercisable at $0.08/share, vesting monthly through December 31, 2019, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $43,750 using Black-Scholes Option Pricing. During the year ended December 31, 2019, the Company recognized compensation costs of $43,750 based on the fair value of Mr. Bunting’s options that vested.

(7)	On January 2, 2018, Mr. Buchler was granted options to purchase 625,000 shares of common exercisable at $0.08/share, vesting monthly through December 31, 2019, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $43,750 using Black-Scholes Option Pricing. During the year ended December 31, 2019, the Company recognized compensation costs of $43,750 based on the fair value of Mr. Buchler’s options that vested. As a member of a Board Committee, Mr. Buchler received compensation in the amount of $500 per month for the twelve-month period of January 1, 2019 through December 31, 2019.

(8)	Mr. Munn On January 2, 2018, Mr. Munn was granted options to purchase 625,000 shares of common exercisable at $0.08/share, vesting monthly through December 31, 2019, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $43,750 using Black-Scholes Option Pricing. During the year ended December 31, 2019, the Company recognized compensation costs of $43,750 based on the fair value of Mr. Munn’s options that vested.

(9)	On January 2, 2018, Mr. Green was granted options to purchase 625,000 shares of common exercisable at $0.08/share, vesting monthly through December 31, 2019, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $43,750 using Black-Scholes Option Pricing. During the year ended December 31, 2019, the Company recognized compensation costs of $43,750 based on the fair value of Mr. Green’s options that vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2019.

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each of our directors;
•	the Company’s Chief Executive Officer and President, and Chief Financial Officer, are the only persons serving as a Named Executive as of December 31, 2019 whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company (such individuals are hereafter referred to as the “Named Executive Officers”); and all of our directors and executive officers serving as a group.

Named Executive Officers and Director	Number of Shares of Common Stock Beneficially	Percentage of Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)	Owned (2)
Lane, Jason – Chief Executive Officer, President, Director	5,196,092	1.67%
Bundros, Thomas – Director	3,058,736	0.99%
Dickson, Donald – Director	5,195,740	1.66%
Bunting, Eric – Director	11,679,803	3.63%
Buchler, Gary – Director	1,059,028	0.34%
Munn, Richard – Director	1,744,778	0.56%
Green, William – Director	1,025,345	0.33%
McMullen, Michael – Chief Financial Officer	800,000	0.26%
All directors and executive officers as a group	29,759,522	8.76%

(1)	Unless otherwise indicated, the address of each listed person is c/o QS Energy, Inc., 23902 FM 2978, Tomball, TX 77375.

(2)	Percentage of beneficial ownership is based upon 310,111,536 shares of the Company’s common stock outstanding as of December 31, 2019. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Accrued Expenses - Related Parties

As of December 31, 2019 and 2018, total accrued expenses – related parties amounted to $7,000 and $55,000, respectively. Included in the December 31, 2019 accrued amount are unpaid out of pocket expenses due to an executive officer in the amount of $7,000. Included in the December 31, 2018 accrued amount are accrued payroll expenses to current executive officers and unpaid committee fees to current members of the Company’s Board of Directors of $24,000 and $31,000, respectively.

Director Independence

The Company believes Mr. Dickson, Mr. Bundros, Dr. Bunting, Mr. Buchler, Mr. Munn, and Mr. Green are independent, and Mr. Lane is non-independent.

Item 14. Principal Accounting Fees and Services

The Audit Committee has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2019.

Weinberg & Company, P.A. was first appointed in fiscal year 2003, and has audited our financial statements for fiscal years 2002 through 2018.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2019 and 2018.

	Amount
	Fiscal	Fiscal
Type of Fee	Year 2019	Year 2018
Audit (1)	$83,000	$84,000
Audit Related (2)	–	–
Taxes (3)	18,000	16,000
All Other (4)	–	–
Total	$101,000	$100,000

(1)	This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.
(2)	Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.
(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)     The following documents are filed as part of this Form 10-K.

Financial Statements:

Reference is made to the contents to the consolidated financial statements of QS Energy, Inc. under Item 7 of this Form 10-K.

(b)     Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.QS

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant
3.1(6)	Articles of Merger
3.1(5)	Amendment to Articles of Incorporation (12/20/13)
3.1(15)	Second amendment to Articles of Incorporation (10/12/17)
3.2(4)	Amended and Restated Bylaws of the Registrant
3.2(8)	Amendment to the Amended and Restated Bylaws
10.1(2)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.2(3)	License Agreement between the Registrant and Temple University dated August 9, 2011
10.4(7)	Registrant’s Business Plan
10.8(9)	Jason Lane Employment Agreement effective April 1, 2017
10.9(10)	Michael McMullen Employment Agreement effective April 1, 2017
10.10(11)	Bigger Separation Agreement effective April 1, 2017
10.13(12)	Forms of Convertible Note, Warrant, and Securities Purchase Agreement in 2017 Spring Offering
10.11(13)	Amendment to the License Agreement between the Registrant and Temple University
10.12(14)	Submission of Matters to a Vote of Security Holders
10.13(16)	Amendment to Jason Lane employment agreement
10.14(17)	Form of Spring 2018 Securities Purchase Agreement
10.15(18)	Form of Winter 2018-2019 Offering Securities Purchase Agreement
10.16(18)	Amendment to Jason Lane employment agreement effective April 1, 2019
10.17(18)	Amendment to Michael McMullen employment agreement effective April 1, 2019
10.18	Fourth Amendment to Jason Lane employment agreement effective February 15, 2020
10.19	Third Amendment to Michael McMullen employment agreement effective February 15, 2020
21(17)	List of Subsidiaries
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000
(2)	Incorporated by reference from Registrant’s Form 8-K filed on February 8, 2007
(3)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2011
(4)	Incorporated by reference from Registrant’s Form 8-K filed on July 8, 2013
(5)	Incorporated by reference from Registrant’s Form 8-K filed on December 20, 2013
(6)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2015
(7)	Incorporated by reference from Registrant’s Form 8-K filed on December 1, 2015
(8)	Incorporated by reference from Registrant’s Form 8-K filed on November 14, 2016
(9)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(10)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(11)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(12)	Incorporated by reference from Registrant’s Form 8-K filed June 6, 2017
(13)	Incorporated by reference from Registrant’s Form 8-K filed July 14, 2017
(14)	Incorporated by reference from Registrant’s Form 8-K filed July 19, 2017
(15)	Incorporated by reference from Registrant’s Form 8-K filed October 12, 2017
(16)	Incorporated by reference from Registrant’s Form 10-Q filed November 14, 2017
(17)	Incorporated by reference from Registrant’s Form 10-K filed April 2, 2018
(18)	Incorporated by reference from Registrant’s Form 10-K filed April 1, 2019

Item 16: Form 10-K Summary

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorize.

QS Energy, Inc.

Date: March 30, 2020	By:	/s/ Jason Lane
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

NAME	TITLE	DATE

/s/ Jason Lane	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2020
Jason Lane

/s/ Thomas Bundros	Director	March 30, 2020
Thomas Bundros

/s/ Donald Dickson	Director	March 30, 2020
Donald Dickson

/s/ Eric Bunting, M.D.	Director	March 30, 2020
Eric Bunting, M.D.

/s/ Gary Buchler	Director	March 30, 2020
Gary Buchler

/s/ Richard Munn	Director	March 30, 2020
Richard Munn

/s/ William Green	Director	March 30, 2020
William Green

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

QS ENERGY, INC. AND SUBSIDIARIES

DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

QS Energy, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QS Energy, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2002

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

March 30, 2020

QS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2019	2018
ASSETS
Current assets:
Cash	$479,000	$1,153,000
Prepaid expenses and other current assets	96,000	34,000
Total current assets	575,000	1,187,000
Property and equipment, net of accumulated depreciation of $80,000 and $73,000 at December 31, 2019 and 2018, respectively	23,000	24,000
Other assets	2,000	2,000
Total assets	$600,000	$1,213,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$1,255,000	$1,073,000
Accounts payable and accrued expenses	557,000	658,000
Accrued expenses-related parties	7,000	55,000
Convertible notes payable, net of discounts of $153,000 and $1,100,000 at December 31, 2019 and 2018, respectively	1,050,000	909,000
Total current liabilities	2,869,000	2,695,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value: 500,000,000 shares authorized, 310,111,536 and 256,123,515 shares issued and outstanding at December 31, 2019 and 2018, respectively	310,111	256,123
Additional paid-in capital	116,209,889	111,429,877
Accumulated deficit	(118,789,000)	(113,168,000)
Total stockholders’ deficit	(2,269,000)	(1,482,000)
Total liabilities and stockholders’ deficit	$600,000	$1,213,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31
	2019	2018
Revenues	$–	$–

Operating expenses	2,159,000	1,853,000
Research and development expenses	891,000	208,000
Loss from operations	(3,050,000)	(2,061,000)

Interest and financing expense	(2,571,000)	(998,000)
Net Loss	$(5,621,000)	$(3,059,000)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)
Weighted average common shares outstanding, basic and diluted	290,559,027	246,255,784

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2018	234,076,907	$234,077	$108,000,923	$(110,109,000)	$(1,874,000)
Proceeds from the exercise of options and warrants	12,697,483	12,697	634,303	–	647,000
Fair value of common stock issued on conversion of notes payable	9,299,125	9,299	569,701	–	579,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	1,778,000	–	1,778,000
Fair value of options and warrants issued as compensation	–	–	435,000	–	435,000
Common stock issued for services	50,000	50	11,950	–	12,000
Net loss	–	–	–	(3,059,000)	(3,059,000)
Balance, December 31, 2018	256,123,515	256,123	111,429,877	(113,168,000)	(1,482,000)
Proceeds from the exercise of options and warrants	11,167,690	11,168	636,832	–	648,000
Fair value of common stock issued on conversion of notes payable	42,570,331	42,570	2,330,430	–	2,373,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	1,362,000	–	1,362,000
Fair value of options and warrants issued as compensation	–	–	383,000		383,000
Common stock issued for services	250,000	250	67,750	–	68,000
Net loss	–	–	–	(5,621,000)	(5,621,000)
Balance, December 31, 2019	310,111,536	$310,111	$116,209,889	$(118,789,000)	$(2,269,000)

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31
	2019	2018
Cash flows from Operating Activities
Net loss	$(5,621,000)	$(3,059,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	383,000	435,000
Issuance of common stock for services	68,000	12,000
Amortization of debt discount and interest expense	2,514,000	955,000
Depreciation and amortization	7,000	22,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(62,000)	4,000
Accounts payable and accrued expenses	(101,000)	(90,000)
Accounts payable – license agreements	182,000	221,000
Accounts payable and accrued expenses – related parties	(48,000)	24,000
Net cash used in operating activities	(2,678,000)	(1,476,000)
Cash flows from investing activities
Purchase of equipment	(6,000)	–
Net cash used in investing activities	(6,000)	–
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	1,362,000	1,778,000
Net proceeds from exercise of warrants and options	648,000	647,000
Net cash provided by financing activities	2,010,000	2,425,000
Net increase (decrease) in cash	(674,000)	949,000
Cash, beginning of period	1,153,000	204,000
Cash, end of period	$479,000	$1,153,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$1,600
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$2,373,000	$579,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	$1,362,000	$1,778,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the twelve-months ended December 31, 2019, the Company incurred a net loss of $5,621,000, used cash in operations of $2,678,000 and had a stockholders’ deficit of $2,269,000 as of December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2019 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At December 31, 2019, the Company had cash on hand in the amount of $479,000. Management estimates that the current cash on hand will be sufficient to continue operations through April 2020, or, subject to actual costs incurred in implementing design modifications to our AOT demonstration project described. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2020 and beyond.

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

2.	Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include those related to assumptions used in impairment analysis for property and equipment valuing the issuance of convertible notes and the corresponding debt discount, valuing equity instruments issued for services, and realization of deferred tax assets, among others. Actual results could differ from those estimates.

Consolidation Policy

The accompanying consolidated financial statements of QS Energy Inc. include the accounts of QS Energy Inc. (the Parent) and its wholly owned subsidiaries, QS Energy Pool, Inc. and STWA Asia Pte. Limited. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition Policy

Under its business plan, the Company anticipates the leasing of its primary technology. The Company will recognize lease revenue ratably over the life of the lease upon commencement of the lease. Revenue on future product sales will be recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results. Based upon management’s annual review, no impairments were recorded for the years ended December 31, 2019 and 2018.

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

For the years ended December 31, 2019 and 2018, the dilutive impact of outstanding stock options of 39,750,603 shares and 35,301,300 shares; outstanding warrants of 13,065,084 shares and 21,055,355 shares; and notes convertible into approximately 12,914,110 and 36,477,375 shares of our common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

From prior periods until December 31, 2018, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of ASU 2018-07 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the year ended December 31, 2019 or the previously reported financial statements.

The fair value of the Company's stock options and warrants grant is estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

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

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT product, all patent costs are expensed as incurred. During the years ended December 31, 2019 and 2018, patent costs were $69,000 and $29,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments ("ASC 326"). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As small business filer, the standard will be effective for us for interim and annual reporting periods beginning after December 15, 2022. Management is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Management does not believe that other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC will have a material impact on the Company’s present or future consolidated financial statements.

3.	Related Party Transactions

Accrued Expenses – Related Parties

Accrued Expenses – Related Parties consists of unused vacation of officers, unreimbursed out-of-pocket expenses incurred by officers, and unpaid board and committee fees to members of the Company’s Board of Directors. As of December 31, 2019 and 2018, total accrued expenses – related parties amounted to $7,000 and $55,000, respectively.

Leases with Related Parties

The Company’s executive offices are located at 23902 FM 2978, Tomball, Texas 77375 (“Tomball Facility”). The Tomball Facility is leased from JBL Energy Partners, an entity solely owned by Jason Lane, Company CEO. The Tomball Facility is under a month-to-month lease initiated in April 2017 (“Tomball Lease”) at lease rate of $1,500 per month. Subsequent to the addition of a laboratory facility and outdoor storage facility for large equipment, the Tomball Lease was amended effective April 2019 increasing the lease rate to $5,000 per month. Total rent expense under this lease during the years ended December 31, 2019, and 2018 was $49,500 and $18,000, respectively which are included as part of Operating Expenses in the attached consolidated statements of operations.

4.	Property and Equipment

At December 31, 2019 and 2018, property and equipment consists of the following:

	December 31,
	2019	2018

Office equipment	$36,000	$30,000
Furniture and fixtures	5,000	5,000
Testing equipment	37,000	37,000
Leasehold Improvements	25,000	25,000
Subtotal	103,000	97,000
Less accumulated depreciation	(80,000)	(73,000)
Total	$23,000	$24,000

Depreciation expense for the years ended December 31, 2019 and 2018 was $7,000 and $22,000, respectively.

5.	Convertible Notes and Warrants

	December 31,
	2019	2018

Convertible notes	$1,019,000	$1,886,000
Accrued interest	184,000	123,000
Subtotal	1,203,000	2,009,000
Convertible note discount	(153,000)	(1,100,000)
Total	$1,050,000	$909,000

As of December 31, 2017, there were $509,000 convertible notes outstanding and $71,000 accrued interest and unamortized debt discount of $47,000.

During the year ended December 31, 2018, the Company issued convertible promissory notes in the aggregate of $1,955,000 for cash proceeds of $1,778,000, net of original issue discount (OID) of $177,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued 10% less than its face value, are unsecured, mature in twelve months from issuance and convertible at $0.05 to $0.08 per share. In addition, the Company also granted these note holders warrants to purchase 18,238,688 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.05 to $0.08 per share and expire one year from the date of issuance. As a result, the Company recorded a note discount of $1,778,000 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature (BCF) and OID. The note discounts were amortized over the life of the notes or were amortized in full upon the conversion of the corresponding notes to common stock. During 2018, a total of $579,000 of notes payable were converted into 9,299,125 shares of common stock, and note discount amortization of $902,000 was recorded as interest expense. As of December 31, 2018, total outstanding notes payable amounted to $1,886,000 which are due through December 2019 and unamortized note discount of $1,100,000.

During the year ended December 31, 2018, the Company accrued interest of $53,000 related to certain past due notes payable. As of December 31, 2018, total accrued interest amounted to $123,000 which was included as part of convertible notes payable in the accompanying consolidated balance sheet.

During the year ended December 31, 2019, the Company issued similar convertible promissory notes in the aggregate of $1,498,000 for cash proceeds of $1,362,000, net of OID of $136,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued 10% less than its face value, are unsecured, mature in twelve months from issuance and convertible at $0.05 to $0.15 per share. In addition, the Company also granted these note holders warrants to purchase 10,913,420 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.05 to $0.15 per share and expire one year from the date of issuance. As a result, the Company recorded a note discount of $1,362,000 to account for the relative fair value of the warrants, the notes’ BCF and OID. The note discounts are being amortized over the life of the notes or were amortized in full upon the conversion of the corresponding notes to common stock. During 2019, a total of $2,373,000 of notes and accrued interest payable were converted into 42,570,331 shares of common stock, and note discount amortization of $2,446,000 was recorded as interest expense. As of December 31, 2019, total outstanding notes payable amounted to $1,019,000 which are due through December 2020 and unamortized note discount of $153,000.

During the year ended December 31, 2019, the Company accrued interest of $69,000 related to certain past due notes payable. As of December 31, 2019 total accrued interest amounted to $184,000 which was included as part of convertible notes payable in the accompanying consolidated balance sheet. As of December 31, 2019 and the date of this report, thirteen notes payable with an aggregate balance of $730,000 are past due. In addition, subsequent to December 31, 2019, three notes payable with an aggregate balance of $50,000 became past due. The Company is currently in negotiations with these note holders to settle these past due notes payable.

As of December 31, 2019, these notes payable are convertible to approximately 12,914,110 shares of common stock at conversion rates ranging from $0.05 to $0.48 per share.

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

For the years ended December 31, 2019 and 2018, our research and development expenses were $891,000 and $208,000, respectively.

AOT Prototypes

During the years ended December 31, 2019 and 2018, the Company incurred total expenses of $703,000 and $20,000, respectively, in the manufacture and testing of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

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

During fiscal year 2017, the Company and Temple amended the Second Temple License agreement. Pursuant to the amendment, the Company and Temple agreed to defer payment of $135,000 of the amount payable until such time the Company generates revenues totaling $835,000 from the license. In addition, the parties agreed that the unpaid balance of $135,000 will accrue interest of 9% per annum. As of December 31, 2018, the total unpaid fees and interest due to Temple pursuant to these agreements are $1,073,000.

During 2019 the Company paid Temple $63,000 and incurred an additional $244,000 of costs which includes the $188,000 annual license fee and $57,000 of interest. As of December 31, 2019, total unpaid fees and interest due to Temple pursuant to these agreements are $1,255,000. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $1,120,000 are deemed past due. The Company is currently in negotiations with Temple to settle or cure the past due balance.

7.	Common Stock Transactions

Year Ending December 31, 2019

During the year ended December 31, 2019, the Company issued an aggregate of 53,988,021 shares of its common stock as follows:

•	The Company issued 42,570,331 shares of its common stock upon the conversion of $2,373,000 in convertible notes pursuant to the convertible notes conversion prices of $0.05 to $0.48 per share.

•	The Company issued 10,629,493 shares of its common stock upon the exercise of warrants for proceeds of $577,000 at an exercise prices $0.05 to $0.15 per share.

•	The Company issued 538,197 shares of its common stock upon the exercise of options for proceeds of $71,000 at an exercise price of $0.08 to $0.18 per share.
•	The Company issued 250,000 shares of its common stock at a value of $0.27 per share or $68,000 in exchange for services rendered.

Year Ending December 31, 2018

During the year ended December 31, 2018, the Company issued an aggregate of 22,046,608 shares of its common stock as follows:

•	The Company issued 9,299,125 shares of its common stock upon the conversion of $579,000 in convertible notes pursuant to the convertible notes conversion prices of $0.05 to $0.08 per share.

•	The Company issued 12,517,773 shares of its common stock upon the exercise of warrants for proceeds of $634,000 at an exercise prices $0.05 per share.

•	The Company issued 179,710 shares of its common stock upon the exercise of options for proceeds of $13,000 at an exercise price of $0.07 per share.
•	The Company issued 50,000 shares of its common stock at a value of $0.24 per share or $12,000 in exchange for services rendered.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options and warrants vest and expire according to terms established at the grant date.

Options

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. The weighted average, remaining contractual life of employee and non-employee options outstanding at December 31, 2019 was 4.7 years. Stock option activity for the period January 1, 2018 to December 31, 2019, was as follows:

	Options	Weighted Avg. Exercise Price
Options outstanding, January 1, 2018	35,397,675	$0.23
Options granted	2,083,335	0.18
Options exercised	(179,710)	0.07
Options cancelled	(2,000,000)	0.28
Options outstanding, December 31, 2018	35,301,300	$0.22
Options granted	4,987,500	0.08
Options exercised	(538,197)	0.13
Options cancelled	–	–
Options outstanding, December 31, 2019	39,750,603	$0.20

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of December 31, 2019 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.24	18,215,553	7.6	$0.10	18,115,553	$0.10
$ 0.25 - $ 0.49	20,913,552	2.3	0.27	20,913,552	0.27
$ 0.50 - $ 0.99	471,052	4.3	0.85	471,052	0.85
$ 1.00 - $ 2.00	150,446	3.6	1.18	150,446	1.18
	39,750,603	4.7	$0.20	39,650,603	$0.20

As of December 31, 2019, the market price of the Company’s stock was $0.16 per share. At December 31, 2019 the aggregate intrinsic value of the options outstanding was $1,234,000. Future unamortized compensation expense on the unvested outstanding options at December 31, 2019 is approximately $22,000.

Year Ending December 31, 2019

In January 2019, the Company issued options to purchase a total of 4,987,500 shares of common stock to employees, officers and members of the Board of Directors with a fair value of $359,000 using the Black-Scholes Option Pricing model. The options are exercisable at $0.08 to $0.12 per share, vesting over 3 to 12 months and expiring ten years from the date of grant.

During the year ended December 31, 2019, the Company recognized compensation costs of $359,000 based on options that vested.

Year Ending December 31, 2018

In January 2018, the Company issued options to purchase a total of 2,083,335 shares of common stock to employees, officers and members of the Board of Directors with a fair value of $313,000 using the Black-Scholes Option Pricing model. The options are exercisable from $0.18 per share, vesting within year and expiring in ten years from the date of grant.

During the year ended December 31, 2018, the Company recognized compensation costs of $435,000 based on options that vested.

Black-Scholes Option Pricing

The Company used the following average assumptions in its calculation using the Black-Scholes Option Pricing model:

	Years Ended
	2019	2018
Expected life (years)	5.0	5.5
Risk free interest rate	2.4%	1.70%
Volatility	123%	118%
Expected dividend yield	0%	0%

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) the contractual life of the underlying non-employee options is the expected life. The expected life of the employee option is estimated by considering the contractual term of the option, the vesting period of the option and the employees’ expected exercise behavior. (2) The expected stock price volatility was based upon the Company’s historical stock price over the expected term of the option. (3) The risk-free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options. (4) The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants.

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, January 1, 2018	17,622,437	0.09
Warrants granted	18,238,688	0.05
Warrants exercised	(12,517,773)	0.05
Warrants cancelled	(2,287,997)	0.05
Warrants outstanding, December 31, 2018	21,055,355	$0.09
Warrants granted	11,180,084	0.07
Warrants exercised	(10,629,493)	0.05
Warrants cancelled	(8,540,862)	0.07
Warrants outstanding, December 31, 2019	13,065,084	$0.11

At December 31, 2019 the price of the Company’s common stock was $0.16 per share and the aggregate intrinsic value of the warrants outstanding was $961,000. As of December 21, 2019, 13,031,751 warrants were fully vested and 33,333 warrants vest in January 2020.

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.24	10,995,084	0.4	$0.07	10,961,751	$0.07
$ 0.25 - $ 0.49	2,000,000	1.8	0.30	2,000,000	0.30
$ 0.50 - $ 1.00	70,000	4.3	0.80	70,000	0.80
	13,065,084	0.7	$0.11	13,031,751	$0.11

Year Ending December 31, 2019

•	In February through December 2019, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 10,913,420 shares of common stock with an exercise price of $0.05 to $0.15 per share, vesting immediately upon grant and expiring one year from the date of grant. See Note 5 for further discussion.

•	In May through December 2019, pursuant to terms of a consulting agreement, the Company granted warrants to purchase 266,664 shares of common stock with an exercise price of $0.11 to $0.24 per share, vesting 1 to 3 months from the date of grant and expiring two years from the date of grant. Total fair value of these options at grant date was approximately $27,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 1.56% to 1.63%; volatility of 148% to 163%; and dividend yield of 0%. During the year ended December 31, 2019, the Company recognized compensation expense of $24,000 based on the fair value of the warrants that vested.

Year Ending December 31, 2018

•	In February through December 2018, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 18,238,688 shares of common stock with an exercise price of $0.05 to $0.08 per share, vesting immediately upon grant and expiring one year from the date of grant. See Note 5 for further discussion.

9.	Commitments and Contingencies

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

Contractual Commitments

The Company’s contractual commitments for future periods, licensing agreements and minimum guaranteed compensation payments as described in the following table and associated footnotes:

Year ending December 31,	License Agreements (1)	Compensation Agreements (2)	Total Obligations
2020	$187,500	$207,000	$395,500
2021	187,500	–	187,500
2022	187,500	–	187,500
2023	187,500	–	187,500
2024	187,500		187,500
Total	$937,500	$207,000	$1,145,500

___________________

(1)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party.
(2)	Consists of certain contractually provided benefits to a former executive officer pursuant to a severance agreement. As of December 31, 2019, $207,000 was payable under this agreement and was included as part of Accounts payable and accrued expenses in the accompanying consolidated balance sheet.

10.	Income Taxes

The Company did not provide for any Federal and State income tax for the years ended December 31, 2019 and 2018 due to the Company’s net losses, other than $1,600 for the minimum state tax provision which was reported as part of operating expense in the accompanying statements of operations. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2019	2018
Computed tax provision (benefit) at federal statutory rate (21%)	$(614,000)	$(312,000)
State income taxes, net of federal benefit (0%)	–	–
Valuation allowance	(614,000)	312,000
Income tax provision	$–	$–

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31,
	2019	2018
Net operating loss carry forwards	$12,369,000	$15,266,000
Stock based compensation	(80,000)	(122,000)
Other temporary differences	42,000	(51,000)
Valuation allowance	(12,331,000)	(15,093,000)
Total deferred taxes net of valuation allowance	$–	$–

As of December 31, 2019, the Company had net operating losses available for carry forward for state and federal tax purposes of approximately $59 million expiring through 2039. These carry forward benefits will be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

As of December 31, 2019, the Company recorded a valuation allowance of $12,331,000 for its deferred tax assets since the Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. This valuation is based on the federal corporate tax rate of 21%.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2019 and 2018, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Texas. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2019, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2019 and 2018.

11.	Subsequent Events

Conversion of Convertible Notes

In January 2020, Company issued 1,224,347 shares of common stock upon conversion of previously issued convertible notes in aggregate value of $98,000.

Exercise of Warrants

In January 2020, the Company issued 110,000 shares of common stock upon the exercise of previously issued warrants for aggregate cash proceeds of $6,000.

Exercise of Options

In January 2020, the Company issued 60,000 shares of common stock to a member of the Board of Directors upon the exercise of previously issued options for aggregate cash proceeds of $3,000.

Grant of Stock Options

In January 2020, The Company granted members of the Board of Directors stock options to purchase a total of 2,499,998 shares of common stock pursuant to the Board of Directors compensation policy. The stock options vest over one year, are exercisable at $0.15 per share and will expire10 years from the date of grant. Total fair value of the stock options amounted to $3,000 which will be expensed over the vesting period.

In February through March 2020, the Company granted an executive officer stock options to purchase 200,000 shares of common stock pursuant to an employment agreement. The stock options vest over one month, are exercisable at $0.03 to $0.10 Per share and will expire 10 years from the date of grant. The total fair value of the stock options amounted to $13,000 which will be expensed over the vesting period.

Grant of Warrants

In January through March 2020, the Company granted warrants to purchase 99,999 shares of common stock to a contract employee pursuant to a consulting agreement. The warrants vest over one month, are exercisable at $0.04 to $0.14 Per share and will expire 2 years from the date of grant. The total fair value of the warrants amounted to $7,000 which will be expensed over the vesting period.

Amendment to Employee Agreements

Effective February 15, 2020, the Company amended employment agreements of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Prior these amendments, both employment agreements had been scheduled to terminate on February 15, 2019. As amended, the CFO’s employment agreement is extended on a month-to-month basis with no other terms modified. As amended, the CEO’s employment agreement is extended on a month to month basis, with no cash compensation and options granted each month for the purchase of 100,000 shares of restricted common stock at a purchase price equal to the stock’s closing price on the date of issuance, vesting in one month, and expiring 10 years from the date of grant. No other terms of the CEO’s employment agreement have been modified.

EXHIBITS

Exhibit No.	Description

10.18	Fourth Amendment to Jason Lane employment agreement effective February 15, 2020

10.19	Third Amendment to Michael McMullen employment agreement effective February 15, 2020

24	Power of Attorney (included on Signature Page)

31.1	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

31.2	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.

32.0	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

49