Form 10-Q
period 2020-03-31
QS Energy, Inc.
filed 2020-06-26
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

(281)-738-1893

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

The number of shares of the Registrant’s Common Stock outstanding as of June 23, 2020 was 320,653,000.

EXPLANATORY NOTE

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC"), on May 15, 2020, we delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, due to the impact of the coronavirus COVID-19 ("COVID-19") pandemic that made it more difficult, and therefore it has taken us more time, to finish our analysis and compile certain information necessary to make key assessments and estimates.

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31,
	(unaudited)	2019
ASSETS
Current assets:
Cash	$274,000	$479,000
Prepaid expenses and other current assets	55,000	96,000
Total current assets	329,000	575,000
Property and equipment, net of accumulated depreciation of $82,000 and $80,000 at March 31, 2020 and December 31, 2019, respectively	21,000	23,000
Other assets	2,000	2,000
Total assets	$352,000	$600,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$1,314,000	$1,255,000
Accounts payable and accrued expenses	649,000	557,000
Accrued expenses and accounts payable-related parties	5,000	7,000
Convertible debentures, net of discounts of $86,000 and $153,000 at March 31, 2020 and December 31, 2019, respectively	983,000	1,050,000
Total current liabilities	2,951,000	2,869,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value: 500,000,000 shares authorized, 314,972,209 and 310,111,536 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	314,972	310,111
Additional paid-in capital	116,641,028	116,209,889
Accumulated deficit	(119,555,000)	(118,789,000)
Total stockholders’ deficit	(2,599,000)	(2,269,000)
Total liabilities and stockholders’ deficit	$352,000	$600,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended
	March 31,
	2020	2019

Revenues	$–	$–

Costs and Expenses
Operating expenses	532,000	478,000
Research and development expenses	70,000	151,000
Loss from operations	(602,000)	(629,000)

Other expense
Interest and financing expense	(164,000)	(1,653,000)

Net Loss	$(766,000)	$(2,282,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding, basic and diluted	311,063,681	265,880,777

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the Three months Ended MARCH 31, 2020 and march 31, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2019	256,123,515	$256,123	$111,429,877	$(113,168,000)	$(1,482,000)
Common stock issued on exercise of warrants and options	1,962,153	1,962	170,038	–	172,000
Fair value of common stock issued on conversion of notes payable	36,719,820	36,720	1,799,280	–	1,836,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	668,000	–	668,000
Fair value of options and warrants issued as compensation	–	–	99,000	–	99,000
Net loss	–	–	–	(2,282,000)	(2,282,000)
Balance, March 31, 2019	294,805,488	$294,805	$114,166,195	$(115,450,000)	$(989,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2020	310,111,536	$310,111	$116,209,889	$(118,789,000)	$(2,269,000)
Common stock issued on exercise of warrants and options	1,215,000	1,215	59,785	–	61,000
Fair value of common stock issued on conversion of notes payable	3,645,673	3,646	215,354	–	219,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	35,000	–	35,000
Fair value of options and warrants issued as compensation	–	–	121,000	–	121,000
Net loss	–	–	–	(766,000)	(766,000)
Balance, March 31, 2020	314,972,209	$314,972	$116,641,028	$(119,555,000)	$(2,599,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Three months ended
	March 31,
	2020	2019
Cash flows from Operating Activities
Net loss	$(766,000)	$(2,282,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	121,000	99,000
Amortization of debt discount and accrued interest	152,000	1,632,000
Depreciation and amortization	2,000	1,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	41,000	(457,000)
Accounts payable and accrued expenses	92,000	(100,000)
Accounts payable – license agreements	59,000	68,000
Accounts payable and accrued expenses – related parties	(2,000)	(30,000)
Net cash used in operating activities	(301,000)	(1,069,000)
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	35,000	668,000
Net proceeds from exercise of warrants and options	61,000	172,000
Net cash provided by financing activities	96,000	840,000
Net increase (decrease) in cash	(205,000)	(229,000)
Cash, beginning of period	479,000	1,153,000
Cash, end of period	$274,000	$924,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$219,000	$1,836,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	35,000	668,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2020, the Company incurred a net loss of $766,000, used cash in operations of $301,000 and had a stockholders’ deficit of $2,599,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2019 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At March 31, 2020, the Company had cash on hand in the amount of $274,000. Management estimates that the current funds on hand will be sufficient to continue operations through July 2020. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2020 and beyond.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At March 31, 2020 and 2019, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	March 31, 2020	March 31, 2019
Options	42,390,601	39,711,022
Warrants	6,749,883	26,102,430
Common stock issuable upon conversion of notes payable	3,645,673	11,058,950
Total	52,786,157	76,872,402

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

In January 2019, the Company paid $500,000 as a deposit under terms of a work order for work to be performed by a pipeline operator. During the twelve months ended December 31, 2019, the Company amortized $483,000 of such amount as a research and development cost based on the progress of work performed as required by the contract, and reflected the $17,000 remaining amount as Prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2019. In March 2020, the Company paid an additional $25,000 as a deposit under terms of a work order for additional work to be performed by a pipeline operator. During the three-month periods ended March 31, 2020, the Company amortized $17,000 of such amount as a research and development cost based on the progress of work performed as required by the contract, and has reflected the $25,000 remaining amount as Prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2020.

For the three-month periods ended March 31, 2020 and 2019 research and development costs were $70,000 and $151,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT product, all patent costs are expensed as incurred. During the three-month periods ended March 31, 2020 and 2019, patent costs were $6,000 and $7,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

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

Accrued Expenses

As of March 31, 2020 and December 31, 2019, the Company owed $197,000 and $207,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019 which included as part of Accrued expenses and accounts payable on the accompanying balance sheet. The amount is to be repaid at an amount of $10,000 per month. During the three months ended March 31, 2020 the Company made $10,000 in payments reducing the outstanding balance to $197,000.

Accrued Expenses and Accounts Payable – Related Parties

Accrued expense – related parties consists of accrued current salaries of officers and fees due to members of the Board of Directors. As of March 31, 2020, and December 31, 2019, accrued expenses and accounts payable to related parties amounted to $5,000 and $7,000, respectively.

4.	Property and Equipment

At March 31, 2020 and December 31, 2019, property and equipment consists of the following:

	March 31, 2020 (unaudited)	December 31, 2019

Office equipment	$36,000	$36,000
Furniture and fixtures	5,000	5,000
Testing Equipment	37,000	37,000
Leasehold Improvements	25,000	25,000
Subtotal	103,000	103,000
Less accumulated depreciation	(82,000)	(80,000)
Total	$21,000	$23,000

Depreciation expense for the three-month periods ended March 31, 2020 and 2019 was $2,000 and $1,000, respectively.

5.	Convertible Notes

	March 31, 2020 (unaudited)	December 31, 2019
Balance due on convertible notes	$854,000	$1,019,000
Accrued interest	215,000	184,000
Subtotal	1,069,000	1,203,000
Convertible note discount	(86,000)	(153,000)
Balance on convertible notes, net of note discounts	$983,000	$1,050,000

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

As of December 31, 2019, total outstanding notes payable amounted to $1,019,000 which are due through December 2019 and unamortized note discount of $153,000.

During the three-month periods ended March 31, 2020, the Company issued similar convertible promissory notes in the aggregate of $39,000 for cash of $35,000 or a discount of $4,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued 10% less than its face value. The notes are unsecured, mature in twelve months from issuance and convertible at $0.035 per share. In addition, the Company also granted these note holders warrants to purchase 550,000 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.035 per share and will expire in one year. As a result, the Company recorded a note discount of $35,000 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature (BCF), and original issue discount (OID). The note discounts are being amortized over the term of the note or amortized in full upon the conversion to common stock. During the three-month period ended March 31, 2020 notes payable of $219,000 were converted into 3,645,673 shares of common stock.

As of March 31, 2020, total outstanding notes payable amounted to $854,000, accrued interest of $215,000 and unamortized note discount of $86,000 for a net balance of $983,000. A total of sixteen notes in the aggregate of $600,000 have reached maturity and are past due.

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

For the three-month periods ended March 31, 2020 and 2019, our research and development expenses were $70,000 and $151,000, respectively.

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

During the year ended December 31, 2019, the Company incurred costs related to a work order for work to be performed by a pipeline operator under which the Company paid a $500,000 deposit in advance of work to be performed. During the period ended December 31, 2019, the Company amortized $483,000 of such amount as a research and development cost based on the progress of work performed as required by the contract, and reflected the $17,000 remaining amount on deposit as Prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2019. During the period ended March 31, 2020, the Company amortized the remaining $17,000 of such amount as a research and development cost based on the progress of work performed as required by the contract.

During the period ended March 31, 2020, the work order was increased by $25,000 and the Company paid an additional $25,000 deposit in advance of work to be performed, and has reflected the $25,000 remaining amount on deposit as Prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2020.

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

Total expenses recognized during each three-month period ended March 31, 2020 and 2019 pursuant to these two License Agreements amounted to $47,000 and has been reflected in Research and Development expenses on the accompanying consolidated statements of operations. In the three-month periods ended March 31, 2020 and 2019, the Company also recognized penalty interest on past-due balances of $12,000 and $21,000, respectively, which is included as part of interest and financing expense in the accompanying statements of operations.

As of March 31, 2020 and December 31, 2019, total unpaid fees due to Temple pursuant to these agreements are $1,314,000 and $1,255,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $1,179,000 are deemed past due. The Company is currently in discussions with Temple to settle or cure the past due balance.

No revenues were earned from the two License Agreements during the three-month periods ended March 31, 2020 and March 31,2019.

7.	Common Stock

During the three months ended March 31, 2020, the Company issued 4,860,673 shares of its common stock as follows:

•	The Company issued 3,645,673 shares of its common stock upon the conversion of $219,000 in convertible notes pursuant to the convertible notes conversion prices of $0.05 to $0.15 per share.

•	The Company issued 1,155,000 shares of its common stock upon the exercise of warrants for proceeds of $58,000 at exercise prices of $0.05 per share.

•	The Company issued 60,000 shares of its common stock upon the exercise of options for proceeds of $3,000 at exercise prices of $0.05 per share.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options vest and expire according to terms established at the grant date.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at March 31, 2020 was 4.8 years. Stock option activity for the period January 1, 2020 up to March 31, 2020, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2020	39,750,603	$0.20
Granted	2,699,998	$0.14
Exercised	(60,000)	$0.05
Forfeited	–	$–
March 31, 2020	42,390,601	$0.20

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of March 31, 2020 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.05 - $0.24	20,855,551	7.6	$0.10	18,880,553	$0.10
$0.25 - $0.49	20,913,552	2.0	0.27	20,913,552	0.27
$0.50 - $0.99	471,052	4.1	0.85	471,052	0.85
$1.00 - $2.00	150,446	3.3	1.18	150,446	1.18
	42,390,601	4.8	0.20	40,415,603	0.20

During the three-month period ending March 31, 2020, and pursuant to the Company’s Board Compensation policy approved by the Board June 19, 2015, the Company granted options to purchase 2,699,998 shares of common stock to members of the Company’s Board of Directors and an executive officer under terms of an employment agreement. The options are exercisable at $0.03 to $0.15 per share, vest monthly over a twelve-month period, and expire ten years from the date granted. Total fair value of these options at grant date was $338,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5.5 years; risk free interest rate of 1.6% to 1.7%; volatility of 128% to 138% and dividend yield of 0%.

During the three-month periods ended March 31, 2020 and 2019, the Company recognized compensation costs based on the fair value of options that vested of $115,000 and $99,000 respectively.

During the three-month periods ended March 31, 2020, a Board Member exercised an option to purchase 60,000 shares of common stock at an exercise price of $0.05 per share for a total exercise price of $3,000.

At March 31, 2020, the Company’s closing stock price was $0.07 per share. The aggregate intrinsic value of the options outstanding at March 31, 2020 was $133,000. Future unamortized compensation expense on the unvested outstanding options at March 31, 2020 is approximately $245,000 to be recognized through December 2020.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2020 up to March 31, 2020.

	Warrants	Weighted Avg. Exercise Price
January 1, 2020	13,065,084	$0.11
Granted	649,999	0.04
Exercised	(1,155,000)	0.05
Cancelled	(5,810,200)	0.05
March 31, 2020	6,749,883	$0.17

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of March 31, 2020 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.05 - $0.24	4,679,883	0.7	$0.10	4,646,550	$0.11
$0.25 - $0.49	2,000,000	1.6	0.30	2,000,000	0.30
$0.50 - $1.00	70,000	4.1	0.80	70,000	0.80
	6,749,883	1.0	0.17	6,716,550	0.17

In the three-month period ending March 31, 2020, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 550,000 shares of common stock with an exercise price of $.05 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 5, above).

In the three-month period ending March 31, 2020, the Company issued warrants to purchase 99,999 shares of common stock in exchange for services. The warrants are exercisable at a price of $0.04 to $0.14, vesting one month from the date of grant and expiring two years from the date of grant. Total fair value of these options at grant date was $7,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 0.4% to 1.5%; volatility of 163% to 173% and dividend yield of 0%. During the three-month periods ended March 31, 2020, the Company recognized compensation costs based on the fair value of warrants that vested of $7,000.

During the three-month period ended March 31, 2020, warrants to acquire 1,155,000 shares of common stock were exercised resulting in net proceeds to the Company of $58,000.

At March 31, 2020, the aggregate intrinsic value of the warrants outstanding was $20,000.

9.	Commitments and Contingencies

There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

QS Energy is working to maintain normal operations during the current COVID-19 pandemic under social distancing and shelter-in-place guidelines as recommended or required by the CDC, federal, state and county government agencies. The Company has moved many operational functions to the cloud. Our employees can perform most vital functions remotely. Most day-to-day operations have been minimally impacted by COVID-19. It is unclear what impact COVID-19 may have on our supply chain, or on our ability to operate on-site at the demonstration project. The Company has experienced delays and cost overruns due to COVID-19 impacts on our supply chain. We have not been made aware of any COVID-19 restrictions at the demonstration site that would impact our ability to restart our demonstration testing. No assurances can be made that COVID-19 will not materially affect our supply chain, will not negatively affect access to the demonstration site, restrict operations at the demonstration site, or negatively impact our ability to fund continued operations.

10.	Subsequent Events

Unregistered Sales of Equity Securities

From March 1, 2020, through June 23, 2020, the Company issued and sold to accredited US investors an aggregate of $230,000 Convertible Promissory Notes (the “Notes”) and warrants to purchase an aggregate of 2,735,238 shares of common stock (the “Warrants”). The Company received proceeds from the private placement of $209,000, which funds were used, and are being used, for general corporate purposes and working capital.

The Notes are due twelve (12) months from their respective issuance dates (the “Maturity Date”). The Notes do not bear interest and were issued in the face amount equal to 110% of the purchasers’ commitments. The Notes are convertible into shares of the Company’s common stock at a rate of $0.035 per share. If the Notes are not paid in full by the Maturity Date, the balance remaining on the Maturity Date shall be increased by 10% and the Company shall be required to pay interest at a rate of 10% per annum thereon until all sums thereunder are paid in full.

The Warrants are exercisable into shares of the Company’s common stock for a term of one (1) year at an exercise price of $0.035 per share. The Warrants also contain provisions that protect the holders against dilution by adjustment of the conversion price in certain events involving a reduction or increase in the Company’s shares.

The offering was made to U.S. “accredited investors,” as the term is defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and was made without general advertising or solicitation. The securities sold in the offering were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on exemptions from registration including the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation S promulgated under the Securities Act, and corresponding provisions of state securities law, which, respectively, exempt transactions by an issuer not involving any public offering or transactions with non-U.S. Investors.

Of these aggregate amounts, the Company received proceeds of $174,000 on the sale of $191,000 in Notes and Warrants to purchase 2,735,238 shares of common stock were purchased subsequent to the March 31, 2020 reporting date of this Form 10-Q.

A copy of the offering is attached hereto as Exhibit 10.2.

Conversion of Convertible Notes

From April 1, 2020 up to June 26, 2020, Company issued 5,680,791 shares of common stock upon conversion of previously issued convertible notes in aggregate value of $235,000

Exercise of Warrants

From April 1, 2020 up to June 26, 2020, the Company issued 1,045,000 shares of common stock upon the exercise of previously issued warrants for aggregate cash proceeds of $52,000

Cares Act Funding

In June 2020, the Company (“Borrower”) entered into an unsecured promissory note with Cadence Bank (“Lender”) in the amount of $151,200 (“Note”). The Note is payable in 53 monthly consecutive principal and interest payments of $2,584.57 each, beginning January 2, 2021, with interest calculated on the unpaid principal balances using an interest rate of 1.000% per annum based on a year of 360 days. This estimated final payment is based on the assumption that all payments will be made exactly as scheduled; the actual final payment will be for all principal and accrued interest not yet paid, together with any other unpaid amounts under this Note.

The Lender made this loan pursuant to the Paycheck Protection Program (the "PPP") created by Section 1102 of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and governed by the CARES Act, section 7(a)(36) of the Small Business Act, any rules or guidance that has been issued by the Small Business Administration implementing the PPP, or any other applicable Loan Program Requirements, as defined in 13 CFR 120.10, as amended from time to time (collectively "PPP Loan Program Requirements"). Notwithstanding anything to the contrary herein, Borrower (a) agrees that this Promissory Note shall be interpreted and construed to be consistent with the PPP Loan Program Requirements and (b) authorizes the Lender to unilaterally amend any provision to the Promissory Note to the extent required to comply with the PPP Loan Program Requirements.

Borrower may apply to Lender for forgiveness of the amount due under terms of the Note. A copy of the Note is attached as Exhibit 10.1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2020, and we undertake no duty to update this information.

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

Our Company was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The name change was affected through a short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Additionally, QS Energy Pool, Inc., a California corporation, was formed as a wholly owned subsidiary of the Company on July 6, 2015 to serve as a vehicle for the Company to explore, review and consider acquisition opportunities. To date, QS Energy Pool has not entered into any acquisition transaction. However, the Company may still consider entering into potential beneficial acquisitions. The Company is considering dissolving QS Energy Pool to reduce costs associated with operating this subsidiary. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter Bulletin Board. More information including the Company’s updates, fact sheet, logos and media articles are available at our corporate website, www.qsenergy.com.

As previously reported in our Form 10-K filed with the SEC on March 30, 2020, QS Energy’s AOT technology has been tested in a variety of configurations at small-scale in the laboratory and at full-scale in the field under commercial operating conditions, including tests performed U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™. The Company’s first two full-scale midstream pipeline installations were on TransCanada’s Keystone pipeline in 2014 and a pipeline operated by Kinder Morgan Crude & Condensate, LLC in 2015. Tests performed at these two facilities were limited due primarily to technical issues with the AOT equipment. Although tests at these facilities provided limited sets of data, the equipment did not operate properly, and no conclusions could be reached regarding the efficacy or commercial viability of the AOT technology. Also, in 2014, the Company began development of a product based on an electrical heat system which reduces oil viscosity through a process known as joule heat (“Joule Heat”). In December 2015, we suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT. For more information regarding prior history, development and testing of the AOT technology, and specifics regarding these earlier tests and technical issues experience, please refer to our Form 10-K filed with the SEC on March 30, 2020.

In July 2017, the Company filed for trademark protection for the word “eDiluent” in advance of rolling out a marketing and revenue strategy based on the concept of using AOT to reduce pipeline dependence upon diluent to reduce viscosity of crude oils. A primary function of AOT is to reduce viscosity by means of its solid-state electronics technology, in essence providing an electronic form of diluent, or “eDiluent”. Subject to successful testing of our AOT technology and the availability of sufficient operating capital, the Company plans to market and sell a value-added service under the name eDiluent, designed to be upsold by the Company’s midstream pipeline customers in an effort to provide the Company with long-term recurring revenues.

Throughout 2018 our primary strategic goal was focused on installing and operating a demonstration AOT project on a commercial crude oil pipeline. Much of our time was spent meeting with industry executives and engineers in North and South America and working with local representatives in the Asian and the Middle Eastern markets. In December 2018, we reached mutual agreement with a major U.S.-based pipeline operator on a demonstration project under which we would install and operate our AOT equipment on a crude oil pipeline located in the Southern United States. We believe the selected project site could be ideal for demonstration purposes, delivering heavy crudes which, based on samples tested at Temple University, and, subject to the discussion below, could experience significant viscosity reduction when treated with our AOT technology.

While management focused on finding a partner and finalizing terms of the demonstration project, and in our continuing efforts to commercialize our AOT technology, our engineering team worked throughout 2018 to prepare one of our inventoried AOT units for deployment. All system upgrades, inspections and testing protocols were completed in December 2018. The pipeline operator finalized site selection and began site design and engineering in January 2019, completing site preparation and equipment installation in June 2019. The project was installed within budget, quality compliant, and without safety incidents. The system passed the pre-start safety review, data acquisition signal verifications, and mechanical inspections. Under full crude oil flow, the system was confirmed to have no leaks and no environmental issues were noted. Data collected during the full-flow startup phase confirmed internal differential pressures to be negligible and consistent with design specifications. However, when the system was energized, and the unit was run-up to high-voltage operations, the primary power supply began to operate erratically and had to be taken offline. Subsequent inspection determined the primary power supply had failed.

After removing the primary power supply, our engineers reconfigured the system to run off a smaller secondary power supply. Although this unit was not capable of achieving target treatment voltage, we performed limited testing and troubleshooting measures, after which the damaged power supply was shipped to the manufacturer for expedited repair and reconditioning. Inspections performed during the repair process indicated internal power supply components had been physically damaged. Though not definitive, it appears that damage may have occurred during transit prior to initial installation at the demonstration site. While the demonstration project was offline for power supply repairs, our engineering team worked with oil samples pulled from the operating pipeline for testing at our Tomball laboratory facility. These tests were designed to confirm our target power requirements as accurately as possible and help us fine-tune enhancements planned for a new optimized AOT internal grid pack design we had planned to test at the demonstration site as part of our continuing reliability engineering effort.

During initial testing with the small power supply, current draw was greater than prior field deployments. While it was expected that the small power supply would not achieve treatment voltage, as voltage was increased, actual current draw experienced under test conditions exceeded the operating limit of the power supply. Subsequent laboratory and in-field testing performed at our Tomball facility showed the electrical conductivity of the oil to be quite high and in line with field observations. Although these tests indicated the unit was generally functioning properly, results further indicated the damaged power supply, once repaired, would not be capable of providing sufficient power to fully treat the crude oil due to the oil’s high electrical conductivity. In anticipation of this result, the Company had initiated parallel tasks in advance of testing of: i) installation of the repaired power supply and performance of limited testing to confirm laboratory and in-field test results; and ii) procurement of a new power supply capable of providing significantly more power and a modified AOT grid pack assembly reconfigured and generally optimized based on the latest laboratory and in-field test results.

When the repaired power supply was installed in August 2019, the system operated as expected, and limited testing was performed. Results of this limited testing were consistent with laboratory tests performed to date. As expected, the repaired power supply was not capable of providing sufficient power to fully treat the crude oil under commercial operating conditions. Based on results of this limited testing, Company engineers completed designs and began implementation of modifications to the AOT internal grid pack assembly.

The new high capacity power supply and modified grid pack were installed in December 2019. However, prior to flooding the system with crude oil, early-phase startup testing indicated an electrical short circuit. Subsequent inspection revealed damage to the internal grid pack which likely occurred during installation or during the startup testing cycle. The grid pack was shipped offsite for repairs with reinstallation scheduled for January 2020.

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

Executing this plan, our team removed the modified grid pack and re-installed the original grid pack assembly in January 2020. After removal, our engineers performed a detailed inspection of the modified grid pack. Inconsistent with expectations, no damage to the modified grid pack was found during this inspection, leaving the cause of the electrical short circuit undiagnosed.

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

As the presence of high pressure appeared to trigger the short circuit, our engineers believe it is unlikely the fault was in the grid pack assembly as this component was fully submerged in crude oil and would generally subjected to equal pressure on all components. The electrical short was more likely developing in the electrical connection assembly built into the blind flange at the top of the pressure vessel, which would be subjected to high pressure under normal operating conditions. Unfortunately, this electrical connection assembly could not be inspected without destroying the assembly itself. Instead, our engineers developed a plan to rebuild the blind flange and electrical connection assembly and modify the design to better isolate and insulate all electrical pathways, connections, and components.

While the blind flange assembly was being remanufactured, we took the opportunity to implement a number of relatively minor modifications to other system configurations which had been planned for future units based on results of our engineering team’s reliability engineering work over the past two years. These modifications were designed to improve the reliability of internal electrical connections, increase the structural support of the internal grid pack, and maintain higher quality control over internal component positioning and alignment during vertical installation.

As of March 31, 2020, we were in the process of finalizing the timelines and budget for this plan based on vendor backlog for each of the tasks. Based on progress to date, reinstallation and commissioning of the modified equipment should be completed in June 2020. Subject to successful commissioning of the equipment, testing is scheduled to resume by the end of June 2020, or shortly thereafter.

For information regarding developments at the AOT demonstration test site subsequent to the March 31, 2020 reporting date of this Form 10-Q, see Item 5, below.

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

Assuming the corrective actions discussed above are achieved, our plans moving forward are centered on achieving commercial adoption of our AOT device. Assuming successful operations, we believe the demonstration AOT project should provide data requested by prospective customers such as real-time changes in pipeline pressure drop reduction and increases in pipeline operating flowrates. All collected data at the AOT demonstration site will be normalized such that it can be used to evaluate the financial and operational benefits across a wide range of commercial operating scenarios without disclosing confidential details of our demonstration partner’s operations. We believe that real-world data from our demonstration AOT project may be used to accelerate our desire to achieve commercial adoption of our AOT technology, positioning us to re-engage with industry executives, targeting possible sales in late 2020 or 2021.

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

It is unclear, however, what impact COVID-19 may have on our supply chain, or on our ability to operate on-site at the demonstration project. As of the date of this report, the Company has experienced delays and some cost overruns due to COVID-19 impacts on our supply chain. We have not been made aware of any COVID-19 restrictions at the demonstration site that would impact our ability to restart our demonstration testing.

COVID-19 has had a significant negative financial impact across a wide spectrum of industries, both in terms of operations and access to operating capital. The Company’s ability to continue operations is, in part, dependent on our access to funding. A published by the National Association of Manufacturers in March 2020 reports that due to COVID-19, 35% of manufacturers surveyed anticipate supply chain disruptions, 53% anticipate changes to operations, and 78% anticipate a negative financial impact. With these facts in mind, no assurances can be made that COVID-19 will not materially affect our supply chain, will not negatively affect access to the demonstration site, restrict operations at the demonstration site, or negatively impact our ability to fund continued operations.

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

Results of Operations for Three months ended March 31, 2020 and 2019

	Three months ended
	March 31,
	2020	2019	Change
Revenues	$–	$–	$–
Costs and Expenses
Operating expenses	532,000	478,000	54,000
Research and development expenses	70,000	151,000	(81,000)
Loss before other income (expense)	(602,000)	(629,000)	27,000
Other income (expense)
Interest and financing expense	(164,000)	(1,653,000)	1,489,000
Net Loss	$(766,000)	$(2,282,000)	$1,516,000

Operating expenses were $532,000 for the three-month period ended March 31, 2020, compared to $478,000 for the three-month period ended March 31, 2019, an increase of $54,000. This is due to increases in non-cash expenses of $23,000, and an increase in cash expenses of $31,000. Specifically, the decrease in non-cash expenses are attributable to increases in warrants issued as compensation for services of $7,000, and stock compensation expense attributable to options granted to employees and directors of $16,000. The increase in cash expense is attributable increases in consulting fees of $42,000, insurance of $10,000, legal and accounting of $25,000, public and investor relations of $9,000, rent and utilities of $11,000, and travel expenses of $11,000, offset by decreases in mail and freight of $6,000, office expenses of $10,000, salaries and benefits of $60,000, and other expenses of $1,000.

Research and development expenses were $70,000 for the three-month period ended March 31, 2020, compared to $151,000 for the three-month period ended March 31, 2019, a decrease of $81,000. This decrease is attributable a decrease in prototype product development costs of $81,000.

Other income and expense were $164,000 expense for the three-month period ended March 31, 2020, compared to $1,653,000 expense for the three-month period ended March 31, 2019, a net decrease in other expenses of $1,489,000. This increase is attributable to an increase in non-cash other expenses of $1,489,000. The increase in non-cash other expense is due to increases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $1,480,000, and other non-cash interest of $9,000.

The Company had a net loss of $766,000, or $0.00 per share, for the three-month period ended March 31, 2020, compared to a net loss of $2,282,000, or $0.01 per share, for the three-month period ended March 31, 2019.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $2,599,000 as of March 31, 2020. Our negative operating cash flow for the periods ended March 31, 2020 was funded primarily through issuance of convertible notes and execution of options and warrants to purchase common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $766,000 and a negative cash flow from operations of $301,000 for the three-month period ended March 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

During the period ended March 31, 2020, we received cash totaling $96,000 from issuance of our convertible notes payable and exercise of options and warrants to purchase common stock and used cash in operations of $301,000. At March 31, 2020, we had cash on hand in the amount of $274,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2020 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Licensing Fees to Temple University

For details of the licensing agreements with Temple University, see Financial Statements, Part I, Item 1, Note 6 (Research and Development).

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2020, the Company incurred a net loss of $766,000, used cash in operations of $301,000 and had a stockholders’ deficit of $2,599,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2020, the Company had cash on hand in the amount of $274,000. Management estimates that the current funds on hand will be sufficient to continue operations through July 2020. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2020 and beyond.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of March 31, 2020, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2020, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2019, which we filed with the SEC on March 30, 2020, except risks associated with the COVID-19 pandemic. See Item 2, Overview section above, for a discussion related to COVID-19 risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the three months ended March 31, 2020, the Company issued 3,645,673 shares of its common stock upon the conversion of $219,000 in convertible notes at $0.035 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

The proceeds received by the Company in connection with the above issuances of shares were used and continue to be used for general corporate purposes including without limitation the demonstration project described in Part I, Item 2.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

The Company provides regular updates on its website in a section thereunder labeled “Recent Updates” at https://qsenergy.com/updates. A copy of website updates for the period of January 1 through June 18 is attached hereto as Exhibit 10.3.

Item 6. Exhibits

Exhibit No.	Description

10.1	Cadence Bank Promissory Note dated June 18, 2020

10.2	Spring 2020 Note Offering

10.3	QS Energy Website Updates

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

QS ENERGY, INC.

Date: June 26, 2020	By:	/s/ Michael McMullen
Michael McMullen
Chief Financial Officer

