Form 10-Q
period 2020-09-30
QS Energy, Inc.
filed 2020-11-23
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares of the Registrant’s Common Stock outstanding as of November 19, 2020 was 321,421,243.

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31,
	(unaudited)	2019
ASSETS
Current assets:
Cash	$52,000	$479,000
Prepaid expenses and other current assets	89,000	96,000
Total current assets	141,000	575,000
Property and equipment, net of accumulated depreciation of $85,000 and $80,000 at September 30, 2020 and December 31, 2019, respectively	18,000	23,000
Other assets	–	2,000
Total assets	$159,000	$600,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$1,432,000	$1,255,000
Accounts payable and accrued expenses	733,000	557,000
Accrued expenses and accounts payable-related parties	54,000	7,000
Convertible debentures, net of discounts of $47,000 and $153,000 at September 30, 2020 and December 31, 2019, respectively	1,132,000	1,050,000
PPP Loan payable	151,000	–
Total current liabilities	3,502,000	2,869,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value: 500,000,000 shares authorized, 321,087,910 and 310,111,536 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	321,089	310,111
Additional paid-in capital	117,167,911	116,209,889
Accumulated deficit	(120,832,000)	(118,789,000)
Total stockholders’ deficit	(3,343,000)	(2,269,000)
Total liabilities and stockholders’ deficit	$159,000	$600,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$–	$–	$–	$–
Costs and Expenses
Operating expenses	297,000	493,000	1,242,000	1,626,000
Research and development expenses	81,000	82,000	308,000	665,000
Loss before other expense	(378,000)	(575,000)	(1,550,000)	(2,291,000)

Other expense
Interest and financing expense	(58,000)	(413,000)	(493,000)	(2,437,000)
Net Loss	$(436,000)	$(988,000)	$(2,043,000)	$(4,728,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic and diluted	319,326,044	298,834,404	315,128,749	298,834,404

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the Nine months Ended September 30, 2020 and September 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2019	256,123,515	$256,123	$111,429,877	$(113,168,000)	$(1,482,000)
Common stock issued on exercise of warrants and options	4,039,690	4,040	287,960		292,000
Common stock issued on conversion of notes payable	42,271,760	42,272	2,311,728		2,354,000
Fair value of warrants and beneficial conversion feature of issued convertible notes			1,350,000		1,350,000
Fair value of options and warrants issued as compensation			275,000		275,000
Common stock issued for services	250,000	250	67,750		68,000
Net loss				(4,728,000)	(4,728,000)
Balance, September 30, 2019	302,684,965	$302,685	$115,722,315	$(117,896,000)	$(1,871,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2020	310,111,536	$310,111	$116,209,889	$(118,789,000)	$(2,269,000)
Common stock issued on exercise of warrants and options	1,215,000	1,215	59,785	–	61,000
Fair value of common stock issued on conversion of notes payable	8,094,707	8,096	366,904	–	375,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	212,000	–	212,000
Fair value of options and warrants issued as compensation	–	–	296,000	–	296,000
Common stock issued for cash in private sale of securities	1,666,667	1,667	23,333	–	25,000
Net loss	–	–	–	(2,043,000)	(2,043,000)
Balance, September 30, 2020	321,087,910	$321,089	$117,167,911	$(120,832,000)	$(3,343,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the THREE months Ended September 30, 2020 and September 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2019	298,457,191	$298,456	$115,085,544	$(116,908,000)	$(1,524,000)
Common stock issued on exercise of warrants and options	362,500	363	18,637		19,000
Common stock issued on conversion of notes payable	3,865,274	3,866	305,134		309,000
Fair value of warrants and beneficial conversion feature of issued convertible notes			232,000		232,000
Fair value of options and warrants issued as compensation			81,000		81,000
Common stock issued for services	–	–	–		–
Net loss				(988,000)	(988,000)
Balance, September 30, 2019	302,684,965	$302,685	$115,722,315	$(117,896,000)	$(1,871,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2020	319,421,243	$319,422	$117,061,578	$(120,396,000)	$(3,015,000)
Common stock issued on exercise of warrants and options	–	–	–	–	–
Common stock issued on conversion of notes payable	–	–	–	–	–
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	–	–	–
Fair value of options and warrants issued as compensation	–	–	83,000	–	83,000
Common stock issued for cash in private sale of securities	1,666,667	1,667	23,333	–	25,000
Net loss	–	–	–	(436,000)	(436,000)
Balance, September 30, 2020	321,087,910	$321,089	$117,167,911	$(120,832,000)	$(3,343,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Nine months ended
	September 30
	2020	2019
Cash flows from Operating Activities
Net loss	$(2,043,000)	$(4,728,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	296,000	275,000
Issuance of common stock for services	–	68,000
Amortization of debt discount	339,000	2,348,000
Accrued interest expense	118,000	44,000
Depreciation and amortization	5,000	5,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	9,000	(211,000)
Accounts payable and accrued expenses	176,000	(158,000)
Accounts payable – license agreements	177,000	123,000
Accounts payable and accrued expenses – related parties	47,000	(50,000)
Deposits and other current liabilities	–	–
Net cash used in operating activities	(876,000)	(2,284,000)

Cash flows from investing activities
Purchase of equipment	–	(6,000)
Net cash used in investing activities	–	(6,000)

Cash flows from financing activities
Net proceeds from private sale of restricted common stock	25,000	–
Net proceeds from issuance of convertible notes and warrants	212,000	1,350,000
Net proceeds from exercise of warrants	61,000	292,000
Net proceeds from PPP Loan	151,000	–
Net cash provided by financing activities	449,000	1,642,000

Net decrease in cash	(427,000)	(648,000)
Cash, beginning of period	479,000	1,153,000
Cash, end of period	$52,000	$505,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$1,600
Non-cash investing and financing activities
Conversion of convertible debentures and accrued interest to common stock	$375,000	$2,354,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	$212,000	$1,350,000

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2020, the Company incurred a net loss of $2,043,000, used cash in operations of $876,000 and had a stockholders’ deficit of $3,343,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2019 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At September 30, 2020, the Company had cash on hand in the amount of $52,000. Management estimates that the current funds on hand will be sufficient to continue operations through November 2020. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2020 and beyond.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At September 30, 2020 and 2019, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	September 30, 2020	September 30, 2019
Options	32,180,601	39,450,603
Warrants	6,281,536	25,941,062
Common stock issuable upon conversion of notes payable	12,624,632	12,689,373
Total	51,086,769	78,081,038

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

For the nine-month periods ended September 30, 2020 and 2019 research and development costs were $308,000 and $665,000, respectively. For the three-month periods ended September 30, 2020 and 2019 research and development costs were $81,000 and $82,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the nine-month periods ended September 30, 2020 and 2019, patent costs were $13,000 and $12,000, respectively, which is included as part of operating expenses in the accompanying consolidated statements of operations.

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

Accrued Expenses

As of September 30, 2020 and December 31, 2019, the Company owed $197,000 and $207,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019 which included as part of Accrued expenses and accounts payable on the accompanying balance sheet. The amount is to be repaid at an amount of $10,000 per month. During the nine months ended September 30, 2020 the Company made $10,000 in payments reducing the outstanding balance to $197,000. The Company is currently past-due under terms of the separation agreement as amended.

Accrued Expenses and Accounts Payable – Related Parties

Accrued expense – related parties consists of accrued fees due to members of the Board of Directors and deferred salary and related payroll taxes due to an Executive Officer for unpaid salary. As of September 30, 2020 and December 31, 2019, accrued expenses and accounts payable to related parties amounted to $54,000 and $7,000, respectively.

4.	Property and Equipment

At September 30, 2020 and December 31, 2019, property and equipment consists of the following:

	September 30, 2020	December 31, 2019
Office equipment	$36,000	$36,000
Furniture and fixtures	5,000	5,000
Testing Equipment	37,000	37,000
Leasehold Improvements	25,000	25,000
Subtotal	103,000	103,000
Less accumulated depreciation	(85,000)	(80,000)
Total	$18,000	$23,000

Depreciation expense for the nine-month periods ended September 30, 2020 and 2019 was $5,000 and $5,000, respectively. Depreciation expense for the three-month periods ended September 30, 2020 and 2019 was $2,000 and $2,000, respectively.

5.	Convertible Notes

	September 30, 2020 (unaudited)	December 31, 2019
Balance due on convertible notes	$893,000	$1,019,000
Accrued interest	286,000	184,000
Subtotal	1,179,000	1,203,000
Convertible note discount	(47,000)	(153,000)
Balance on convertible notes, net of note discounts	$1,132,000	$1,050,000

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

During the nine-month period ended September 30, 2020, the Company issued similar convertible promissory notes in the aggregate of $233,000 for cash of $212,000 or a discount of $21,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued 10% less than its face value. The notes are unsecured, mature in twelve months from issuance and convertible at $0.035 per share. In addition, the Company also granted these note holders warrants to purchase 3,324,517 shares of the Company’s common stock. The warrants are fully vested, exercisable at $0.035 per share and will expire in one year. As a result, the Company recorded a note discount of $212,000 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature (BCF), and original issue discount (OID). The note discounts are being amortized over the term of the note or amortized in full upon the conversion to common stock. During the nine-month period ended September 30, 2020 notes payable and accrued interest of $375,000 were converted into 8,094,707 shares of common stock.

As of September 30, 2020, total outstanding notes payable amounted to $893,000, accrued interest of $286,000 and unamortized note discount of $47,000 for a net balance of $1,132,000. A total of twenty-one notes in the aggregate of $1,095,000 including accrued interest have reached maturity and are past due.

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

For the nine-month periods ended September 30, 2020 and 2019, our research and development expenses were $308,000 and $665,000 respectively. For the three-month periods ended September 30, 2020 and 2019, our research and development expenses were $81,000 and $82,000 respectively.

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

During the period ended September 30, 2020, the work order was increased by $85,000 and the Company paid an additional $85,000 deposit in advance of work to be performed.

During the period ended September 30, 2020, the Company amortized the remaining $102,000 of amounts paid on deposit under the work order as a research and development cost based on the progress of work performed as required by the contract.

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

Total expenses recognized pursuant to these two License Agreements amounted to $141,000 during each nine-month periods ended September 30, 2020 and 2019. Total expenses recognized pursuant to these two License Agreements amounted to $47,000 during each three-month periods ended September 30, 2020 and 2019. Total expenses have been reflected in Research and Development expenses on the accompanying consolidated statements of operations. In the nine-month periods ended September 30, 2020 and 2019, the Company also recognized penalty interest on past-due balances of $36,000 and $45,000, respectively, which is included as part of interest and financing expense in the accompanying statements of operations.

As of September 30, 2020 and December 31, 2019, total unpaid fees due to Temple pursuant to these agreements are $1,432,000 and $1,255,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $1,297,000 is deemed past due. The Company is currently in discussions with Temple to settle or cure the past due balance.

No revenues were earned from the two License Agreements during the three-month periods ended September 30, 2020 and September 30, 2019.

7.	Common Stock

During the nine months ended September 30, 2020, the Company issued 10,976,374 shares of its common stock as follows:

•	The Company issued 8,094,707 shares of its common stock upon the conversion of $375,000 in convertible notes pursuant to the convertible notes conversion prices of $0.05 to $0.15 per share.

•	The Company issued 1,155,000 shares of its common stock upon the exercise of warrants for proceeds of $58,000 at an exercise price of $0.05 per share.

•	The Company issued 60,000 shares of its common stock upon the exercise of options for proceeds of $3,000 at an exercise price of $0.05 per share.

•	The Company issued 1,666,667 shares of its common stock upon the private sale of restricted common stock for cash proceeds of $25,000 at a purchase price of $0.015 per share along with other considerations.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options vest and expire according to terms established at the grant date.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at September 30, 2020 was 5.7 years. Stock option activity for the period January 1, 2020 up to September 30, 2020, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2020	39,750,603	$0.20
Granted	3,299,998	0.13
Exercised	(60,000)	0.05
Forfeited	(10,810,000)	0.25
September 30, 2020	32,180,601	$0.18

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of September 30, 2020 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.05 - $0.24	21,205,551	7.2	$0.10	20,563,885	$0.10
$0.25 - $0.49	10,353,552	2.8	0.30	10,353,552	0.30
$0.50 - $0.99	471,052	3.6	0.85	471,052	0.85
$1.00 - $2.00	150,446	2.8	1.18	150,446	1.18
	32,180,601	5.7	$0.18	31,538,935	$0.18

During the nine-month period ending September 30, 2020, and pursuant to the Company’s Board Compensation policy approved by the Board June 19, 2015, the Company granted options to purchase 3,299,998 shares of common stock to members of the Company’s Board of Directors and an executive officer under terms of an employment agreement. The options are exercisable at $0.02 to $0.15 per share, vest monthly over a twelve-month period, and expire ten years from the date granted. Total fair value of these options at grant date was $365,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5.5 years; risk free interest rate of 0.6% to 1.7%; volatility of 128% to 188% and dividend yield of 0%.

During the nine-month periods ended September 30, 2020 and 2019, the Company recognized compensation costs based on the fair value of options that vested of $283,000 and $265,000 respectively. During the three-month periods ended September 30, 2020 and 2019, the Company recognized compensation costs based on the fair value of options that vested of $81,000 and $82,000 respectively.

At September 30, 2020, the Company’s closing stock price was $0.03 per share. The aggregate intrinsic value of the options outstanding at September 30, 2020 was $1,000. Future unamortized compensation expense on the unvested outstanding options at September 30, 2020 is approximately $72,000 to be recognized through December 2020.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2020 up to September 30, 2020.

	Warrants	Weighted Avg. Exercise Price
January 1, 2020	13,065,084	$0.11
Granted	3,624,514	0.04
Exercised	(1,155,000)	0.05
Cancelled	(9,253,062)	0.07
September 30, 2020	6,281,536	$0.14

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of September 30, 2020 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.05 - $0.24	4,211,536	0.9	$0.05	4,178,203	$0.06
$0.25 - $0.49	2,000,000	1.1	0.30	2,000,000	0.30
$0.50 - $1.00	70,000	3.6	0.80	70,000	0.80
	6,281,536	1.0	$0.14	6,248,203	$0.14

In the nine-month period ending September 30, 2020, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 3,324,517 shares of common stock with an exercise price of $.04 to $0.18 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 5, above).

In the nine-month period ending September 30, 2020, the Company issued warrants to purchase 299,997 shares of common stock in exchange for services. The warrants are exercisable at a price of $0.03 to $0.14, vesting one month from the date of grant and expiring two years from the date of grant. Total fair value of these options at grant date was $14,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 0.4% to 1.5%; volatility of 163% to 192% and dividend yield of 0%. During the nine-month period ended September 30, 2020, the Company recognized compensation costs based on the fair value of warrants that vested of $13,000.

At September 30, 2020, the aggregate intrinsic value of the warrants outstanding was $1,000.

9.	PPP Loan

In June 2020, the Company (“Borrower”) entered into an unsecured promissory note with Cadence Bank (“Lender”) in the amount of $151,000 (“Note”, or “PPP Loan”). The Note is payable in 53 monthly consecutive principal and interest payments of $2,584.57 each, beginning January 2, 2021, with interest calculated on the unpaid principal balances using an interest rate of 1.000% per annum based on a year of 360 days. This estimated final payment is based on the assumption that all payments will be made exactly as scheduled; the actual final payment will be for all principal and accrued interest not yet paid, together with any other unpaid amounts under this Note.

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

Interest accrued on this Note during the period ended September 30, 2020 was less than $400. The balance due under the Note of $151,000 is reflected in PPP Loan payable on the accompanying consolidated balance sheet.

Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of September 30, 2020.

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

Issuance of Unregistered Securities

Convertible notes

From October 1, 2020, through November 20, 2020, the Company issued and sold an aggregate of $70,000 Convertible Promissory Notes (the “Notes”) and warrants to purchase an aggregate of 1,739,375 shares of common stock (the “Warrants”). The Company received proceeds from the private placement of $63,000, which funds were used, and are being used, for general corporate purposes and working capital.

The Notes are due twelve (12) months from their respective issuance dates (the “Maturity Date”). The Notes do not bear interest and were issued in the face amount equal to 110% of the purchasers’ commitments. The Notes are convertible into shares of the Company’s common stock at a rate of $0.02 per share. If the Notes are not paid in full by the Maturity Date, the balance remaining on the Maturity Date shall be increased by 10% and the Company shall be required to pay interest at a rate of 10% per annum thereon until all sums thereunder are paid in full.

The Warrants are exercisable into shares of the Company’s common stock for a term of one (1) year at an exercise price of $0.03 per share. The Warrants also contain provisions that protect the holders against dilution by adjustment of the conversion price in certain events involving a reduction or increase in the Company’s shares.

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

Of these aggregate amounts, the Company received proceeds of $63,000 on the sale of $70,000 in Notes and Warrants to purchase 1,739,375 shares of common stock were purchased subsequent to the September 30, 2020 reporting date of this Form 10-Q.

Private sale of restricted common stock

In November 2020, the Company issued 333,333 shares of restricted common stock for proceeds of $5,000 at a price of $0.015, along with other considerations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2020, and we undertake no duty to update this information.

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

Our expenses to date have been funded through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. Due to lack of sufficient capital, no material work has been performed by the Company on our AOT technology since July 2020 when the equipment was removed from the demonstration site. Subsequent to the reporting period of this Form 10-Q, during the period of October 1, 2020 through November 20, 2020, the Company raised $68,000 through the private sale of restricted company stock and convertible notes (see Note 11 to the Company’s consolidated financial statements). We will need to raise substantial additional capital through 2020, and beyond, to restart testing and development of our AOT technology and to fund our sales and marketing efforts, continuing research and development, and certain other expenses. We can provide no assurances that additional capital will be available to us, or if it is, that such additional capital will be offered at acceptable terms.

There are significant risks associated with our business, our Company and our stock. See Part II Item 1A, “Risk Factors,” below.

I. Nine months ended September 30, 2020 and 2019

Results of Operations for nine months ended September 30, 2020 and 2019

	Nine months ended
	September 30,
	2020	2019	Change
Revenues	$–	$–	$–
Costs and Expenses
Operating expenses	1,242,000	1,626,000	(384,000)
Research and development expenses	308,000	665,000	(357,000)
Loss before other income (expense)	(1,550,000)	(2,291,000)	(741,000)
Other income (expense)
Interest and financing expense	(493,000)	(2,437,000)	(1,944,000)
Net Loss	$(2,043,000)	$(4,728,000)	$(2,685,000)

Operating expenses were $1,242,000 for the nine-month period ended September 30, 2020, compared to $1,626,000 for the nine-month period ended September 30, 2019, a decrease of $384,000. This is due to decreases in non-cash expenses of $47,000 and in cash expenses of $337,000. Specifically, the decrease in non-cash expenses is attributable to an increase stock compensation expense attributable to options granted to employees and directors of $17,000, offset by a decrease in common stock and warrants issued as compensation for services of $64,000. The decrease in cash expense is attributable increases in consulting fees of $6,000, insurance of $33,000, and legal and accounting of $19,000, offset by a decrease in corporate expenses of $9,000, mail and freight of $12,000, office expenses of $49,000, public and investor relations of $53,000, salaries and benefits of $210,000, travel expenses of $42,000, property taxes of $9,000, and other expenses of $11,000.

Research and development expenses were $308,000 for the nine-month period ended September 30, 2020, compared to $665,000 for the nine-month period ended September 30, 2019, a decrease of $357,000. This decrease is attributable a decrease in prototype product development costs of $357,000.

Other income and expense were $493,000 expense for the nine-month period ended September 30, 2020, compared to $2,437,000 expense for the nine-month period ended September 30, 2019, a net decrease in other expenses of $1,944,000. This decrease is attributable to a decrease in non-cash other expenses of $1,944,000. The decrease in non-cash other expense is due to decreases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $1,935,000, and other non-cash interest of $9,000.

The Company had a net loss of $2,043,000 or $0.01 per share, for the nine-month period ended September 30, 2020, compared to a net loss of $4,728,000, or $0.02 per share, for the nine-month period ended September 30, 2019.

II. Three months ended September 30, 2020 and 2019

	Three months ended
	September 30
	2020	2019	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	297,000	493,000	(196,000)
Research and development expenses	81,000	82,000	(1,000)
Loss before other income (expense)	(378,000)	(575,000)	197,000
Other income (expense)
Interest and financing expense	(58,000)	(413,000)	355,000
Net Loss	$(436,000)	$(988,000)	$552,000

The Company had no revenues in the three month-periods ended September 30, 2020 and 2019.

Operating expenses were $297,000 for the three-month period ended September 30, 2020, compared to $493,000 for the three-month period ended September 30, 2020, a decrease of $196,000. This is due to an increase in non-cash expenses of $2,000 offset by a decrease in cash expenses of $198,000. Specifically, the increase in non-cash expenses is attributable to a decrease in stock compensation expenses attributable to the fair value of options granted to directors and employees of $2,000, offset by an increase in common stock and warrants issued as compensation for services of $4,000. The decrease in cash expense is attributable increases in insurance of $5,000, and legal and accounting of $11,000, offset by a decrease in consulting of $44,000, corporate expenses of $4,000, mail and freight of $3,000, office expenses of $9,000, public and investor relations of $14,000, salaries and benefits of $109,000, travel of $13,000, and other expenses of $18,000.

Research and development expenses were $81,000 for the three-month period ended September 30, 2020, compared to $82,000 for the three-month period ended September 30, 2019, a decrease of $1,000. This decrease is attributable to decreases in prototype product development costs of $1,000.

Other income and expense were $58,000 expense for the three-month period ended September 30, 2020, compared to $413,000 expense for the three-month period ended September 30, 2019, a net decrease in other expenses of $355,000. This decrease is attributable to a decrease in non-cash other expenses of $355,000. The decrease in non-cash other expense is due to a decrease in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $355,000.

The Company had a net loss of $436,000, or $0.00 per share, for the three-month period ended September 30, 2020, compared to a net loss of $988,000, or $0.00 per share, for the three-month period ended September 30, 2019.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $3,343,000 as of September 30, 2020. Our negative operating cash flow for the periods ended September 30, 2020 was funded primarily through issuance of convertible notes and execution of options and warrants to purchase common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $2,043,000 and a negative cash flow from operations of $876,000 for the nine-month period ended September 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern.

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

Summary

During the period ended September 30, 2020, we received cash totaling $449,000 from issuance of our convertible notes payable, exercise of options and warrants to purchase common stock, the private sale of restricted stock, and CARES Act funding and used cash in operations of $876,000. At September 30, 2020, we had cash on hand in the amount of $52,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2020 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2020, the Company incurred a net loss of $2,043,000, used cash in operations of $876,000 and had a stockholders’ deficit of $3,343,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2020, the Company had cash on hand in the amount of $52,000. Management estimates that the current funds on hand will be sufficient to continue operations through November 2020. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2020 and beyond.

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

The Company's management, with the participation of the Company's chief financial officer, evaluated, as of September 30, 2020, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2020, management, the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine-month period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2019, which we filed with the SEC on March 30, 2020, in Form 10-Q for the period ended March 31, 2020, which we filed with the SEC on June 26, 2020, in Form 10-Q for the period ended June 30, 2020, which we filed with the SEC on August 19, 2020, and in Forms 8-K filed with the SEC on May 15, 2020 and July 13 ,2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the nine months ended September 30, 2020, the Company issued 8,094,707 shares of its common stock upon the conversion of $375,000 in convertible notes at $0.04 to $0.15 per share, and 1,666,667 shares of its common stock in a private sale of restricted stock at $0.015 per share along with other considerations. In connection with the issuances of the foregoing securities, the Company relied on the exemption, among other exemptions, from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

QS ENERGY, INC.

Date: November 23, 2020	By:	/s/ Michael McMullen
Michael McMullen
Chief Financial Officer

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

