Form 10-K
period 2020-12-31
QS Energy, Inc.
filed 2021-07-22
CIK 1103795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-29185

QS ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	52-2088326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3606 Challenger Way, Unit#1

Carson City, Nevada 89706

(Address, including zip code, of principal executive offices)

(775) 300-7647

(Registrant’s telephone number, including area code)

23902 FM 2978, Tomball, Texas 77375

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐ No ☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of December 31, 2020 was $5,808,000.

The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2021 was 325,381,243.

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

Overview

QS Energy, Inc. (“QS Energy” or “Company” or “we” or “us” or “our”) develops and seeks to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that in lab and other tests has shown to reduce crude oil viscosity by applying a high intensity electrical field to crude oil while in transit. AOT technology has shown to deliver reductions in crude oil viscosity and pipeline pressure loss as demonstrated in independent third-party tests performed by the U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™, at full-scale test facilities in the U.S. and China, and under commercial operating conditions on one of North America’s largest high-volume crude oil pipelines. Prior testing on a commercial crude oil condensate pipeline demonstrated high correlation between laboratory analysis and full-scale AOT operations under commercial operating conditions with onsite measurements and data collected by the pipeline operator on its supervisory control and data acquisition (“SCADA”) system. The AOT product is still in development and testing and has transitioned from laboratory testing to initial demonstration and continued testing in advance of our goal of seeking commercial acceptance and adoption by the upstream and midstream pipeline marketplace. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and test operations of our crude oil pipeline products in the upstream and midstream energy sector. Our efforts in the foregoing regard have been substantially hampered by our lack of capital. We should be able to continue our efforts to commercialize our AOT product during 2021 only if we are able to raise sufficient capital to do so. We can provide no assurances that we will be able to raise the capital we need to continue our efforts in 2021, or that any such capital will be available to us on acceptable terms and conditions.

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

In 2013, the Company entered into an Equipment Lease/Option to Purchase Agreement (“TransCanada Lease”) with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. ("TransCanada") which agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of TransCanada’s operating pipelines. As previously reported in our 10-K report filed with the SEC on March 16, 2015, in June 2014, the equipment was accepted by TransCanada and the lease commenced and the first full test of the AOT equipment on the Keystone pipeline was performed in July 2014 by Dr. Rongjia Tao of Temple University, with subsequent testing performed by an independent laboratory, ATS RheoSystems, a division of CANNON™ (“ATS”) in September 2014. Upon review of the July 2014 test results and preliminary report by Dr. Tao, QS Energy and TransCanada mutually agreed that this initial test was flawed due to, among other factors, the short-term nature of the test, the inability to isolate certain independent pipeline operating factors such as fluctuations in upstream pump station pressures, and limitations of the AOT device to produce a sufficient electric field to optimize viscosity reduction. Subsequent testing by ATS in September 2014 demonstrated viscosity reductions of 8% to 23% depending on flow rates and crude oil types in transit. In its summary report, ATS concluded that i) data indicated a decrease in viscosity of crude oil flowing through the TransCanada pipeline due to AOT treatment of the crude oil; and ii) the power supply installed on our equipment would need to be increased to maximize reduction in viscosity and take full advantage of the AOT technology. More testing is required to establish the commercial efficacy of our AOT technology. The TransCanada Lease was terminated by TransCanada, effective October 15, 2014. Upon termination of the TransCanada Lease, all equipment was uninstalled, returned, inspected and configured for re-deployment.

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

 During the third quarter 2017, the Company built a dedicated laboratory space at its then Tomball, Texas facility, providing onsite testing utilizing our laboratory-scale AOT device, among other equipment. Development of an AOT unit for use in crude oil upstream and gathering operations was restarted in September 2017, utilizing resources at the Tomball, Texas facility. Also, during the third quarter 2017, the Company built an outdoor facility at the Tomball, Texas site for onsite storage of AOT inventory and other large equipment.

Throughout 2018 our primary strategic goal was focused on installing and operating a demonstration AOT project on a commercial crude oil pipeline. Much of our time was spent meeting with industry executives and engineers in North and South America and working with local representatives in the Asian and the Middle Eastern markets. In December 2018, we reached mutual agreement with a major U.S.-based pipeline operator on a demonstration project under which we would install and operate our AOT equipment on a crude oil pipeline located in the Southern United States. We believed at the time that the selected project site would be ideal for demonstration purposes, delivering heavy crudes which, based on samples tested at Temple University, and, subject to the discussion below, would experience significant viscosity reduction when treated with our AOT technology.

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

In January and February 2020, our engineers tested and attempted to operate the AOT under a variety of conditions. In these tests, the system could be run at high voltage, but not high enough for treatment with the installed grid pack, under static “shut-in” conditions; however, the system continued to shut down due to an electrical short circuit when operated under pressure. In simple terms, this means the system could be flooded with crude oil and powered up in excess of 10,000 volts when the system was shut-in by closing the intake and outtake valves which isolates the system from the pipeline’s operating pressure. However, once the valves were opened and the system was subjected to the pipeline’s operating pressure, the system developed an electrical short circuit and shut down.

As the presence of high pressure appears to trigger the short circuit, it was the belief of our engineers that it is unlikely the fault is in the grid pack assembly as this component is fully submerged in crude oil and is generally subjected to equal pressure on all components. The electrical short is more likely developing in the electrical connection assembly built into the blind flange at the top of the pressure vessel, which is subjected to high pressure under normal operating conditions. Unfortunately, this electrical connection assembly could not be inspected without destroying the assembly itself. Instead, our engineers developed a plan to replace the installed blind flange and electrical connection assembly with components from inventory which would be rebuilt prior to installation.

As part of an ongoing reliability-engineering effort, our engineers at that time worked on incremental modifications to improve electrical isolation within the blind flange and electrical connection assembly. These previously developed plans allowed us to move quickly with vendors and present an expedited plan to the pipeline operator. In March 2020, our engineers designed modifications to the blind flange, electrical connections and related housing intended to minimize the effects of high pressure and likelihood of internal electrical short circuits. Concurrently, a blind flange with high voltage assembly was shipped from inventory to a shop with specialized equipment used to strip the flange of all electrical insulation materials. Once the stripping process was complete, castings were made to complete the internal assembly. Our engineers believed at the time that this modification could solve the electrical short issue we have experienced in prior tests.

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

Notwithstanding our efforts, the AOT system continues to be non-operational under normal operating conditions. As reported in previous updates on our website at https://qsenergy.com/updates and in our Form 8-K filed with the SEC on March 4, 2020, the AOT system experienced shutdowns during the commissioning process. In December 2019, after installing a modified grid pack and new high-capacity power supply, the system shut down presenting with an electrical short which was determined to be due to damage to the system’s internal grid pack likely incurred during installation. After repairing and re-installing the modified grid pack in January 2020, the system shut down again during commissioning presenting with error conditions similar to the December 2019 failure. At that time, based on external inspections and on-site testing, our engineers suspected the grid pack had again been damaged during re-installation and that such suspected damage was the most likely cause of the electrical short circuit. As reported in our January 24, 2020 website update page, it was determined at that time the best course of action would be to remove the modified grid pack and re-install the original grid pack which had previously been installed multiple times without sustaining damage, and perform a detailed inspection of the modified grid pack in an effort to determine the cause of the electrical short circuit.

Executing on this plan, our team removed the modified grid pack and re-installed the original grid pack assembly in the AOT. After removal, our engineers performed a detailed inspection of the modified grid pack. Inconsistent with our expectations, no damage to the modified grid pack was found during this inspection, leaving the cause of the most recent electrical short circuit undiagnosed.

We have tested and attempted to operate the AOT under a variety of conditions. We have been able to bring the system up to high voltage under static “shut-in” conditions; however, the system continued to shut down due to an electrical short circuit when operated under pressure. In simple terms, this means we can flood the system with crude oil, shut-in the system by closing the intake and outtake valves isolating the system from the pipeline’s operating pressure, and power up the system in excess of 10,000 volts. Once the valves are opened and the system is subjected to the pipeline’s operating pressure, the system develops an electrical short circuit and shuts down. Because of our inability to fully diagnose the cause of our current electrical problems, we can provide no assurances that we will not face other operational issues after completing a full diagnosis and evaluation of our technology.

 As previously reported, in December 2018, we entered into an agreement with a major U.S.-based pipeline operator under which the Company installed its AOT equipment on a crude oil pipeline located in the Southern United States for testing and demonstration purposes. Based on laboratory tests and operations of prototype equipment at other locations, we had a reasonable expectation that the equipment would operate successfully and that test results would demonstrate quantifiable benefits to pipeline operators. This has not occurred.

As reported in the Company’s Form 10-K and Form 10-Q filed with the SEC on March 31, 2020 and June 29, 2020, respectively, and in website updates published on the Company’s website at https://qsenergy.com/updates, the Company has experienced a number of difficulties and delays at the demonstration site. Despite identifying and implementing numerous design modifications over the past several months, the Company has been unable to successfully operate its AOT equipment.

In late June 2020, equipment modifications intended to mitigate electrical short circuit issues identified in earlier tests were completed. During startup testing, the system experienced a new failure mode in which the system could be operated at a baseline high voltage (well below operational voltage required to treat heavy crude), but after a period of time, the system would drop to very low voltage indicating a reduction in electrical resistance in the AOT. This voltage drop was both dynamic, developing over time as electrical current was applied; and transient, in that the power supply could be shut-down and re-started with this voltage drop characteristic repeating. After reviewing these results and running subsequent in-field tests at the direction of the power supply manufacturer, they recommended a configuration modification to the control module of the system’s high-voltage power supply which, in their experience, could resolve the system’s ability to maintain constant voltage under our unique operating conditions in which the AOT essentially acts as a very large capacitor. During the first week of July 2020, we modified the power supply control module at the direction of the power supply manufacturer. Though this modification did appear to solve the voltage drop issue, the AOT could not achieve operational voltage as the system control module indicated arc-faults when high voltage was applied above the baseline voltage levels. After many attempts to bring the system up to operating voltage, arc-faults continued until the AOT demonstrated symptoms of what appeared to be a dead short (electrical short-to-ground; voltage dropped to zero) and the system could no longer be re-started.

Our engineers have working concepts as to what may be causing this most recent failure but will not be able to fully diagnose these issues at the demonstration site. After discussions with our demonstration pipeline partner, it has been mutually agreed that the best course of action will be to move the equipment from the demonstration site to another location where our engineers could disassemble and inspect the equipment. Our AOT equipment has been moved to storage, inspection, and testing sites in the state of Mississippi and in Tomball, Texas. Our former demonstration partner has indicated their continued interest in our AOT technology and may consider installation and operation of a new AOT demonstration project if our operational issues can be resolved.

Though our engineers have working concepts as to what may be causing the most recent voltage drop and arc-fault issues, it is unknown whether these issues can be solved with minor modifications to the current design. To fully diagnose and resolve these issues, new testing would likely need to be performed in a laboratory setting. The time and cost of implementing such a plan would likely be significant. The Company does not currently have sufficient capital to take on this endeavor. We shut down all testing of our AOT product in July 2020, due to a lack of operating capital. See, however, note 11 (Subsequent Events) of our Consolidated Financial Statements, attached hereto, for an update of limited capital we received in 2021, allowing us to commence some additional testing of our AOT product.

Following our receipt of the limited capital identified in note 11 of our attached Consolidated Financial Statements, our engineer commenced re-testing operations in June 2021. Our engineer has reported that the AOT has been unloaded and the electrical connection has been ordered. The unit will undergo testing to try and duplicate the electrical short condition experienced at the test site. After initial testing, a troubleshooting sequence will be performed to attempt to identify the location of the short. If an electrical short can be found based on our hypothesis, we intend to resolve it. If the electrical short cannot be found the AOT will be disassembled and tested in pieces, assuming we are able to raise sufficient capital to do so. Additionally, laboratory materials testing of the electrical insulation will be initiated. Measurement of the electrical properties of both newly cast and material both exposed and submerged in fluid will be done to determine if the resin remains our material of choice. Our engineer reports that he is expecting to visit the AOT in July 2021 to inspect all the connections and conduct initial testing while the AOT is empty. He further reports that lab test fixtures are being designed and initial designs could be available for review in August 2021. Because of our inability fully to diagnose the cause of our current electrical problems, we can provide no assurances that we will not face other operational issues after completing a full diagnosis and evaluation of our technology, requiring additional capital, which, as pointed out, may not be available to us.

Additionally, if we are able to raise sufficient capital we would also consider designing, testing and commercializing a smaller scale AOT unit targeting upstream, trucking and rail applications. This strategy could reduce development time and costs, with the intention of moving back into the midstream crude oil pipeline market subsequent to successful commercial operations at a smaller scale.

The Company currently has limited capital resources and will need to raise substantial capital to continue operations. We are considering all options but can provide no assurances that additional capital will be available to us, or if it is, that such additional capital will be offered at acceptable terms, nor can we provide any assurances that if capital would be available to us on acceptable terms, any redesign and testing of our AOT equipment would prove successful.

Assuming the corrective actions discussed above are achieved, our plans moving forward are centered on achieving commercial adoption of our AOT device. Assuming successful operations, we believe the AOT project should provide data requested by prospective customers such as real-time changes in viscosity, pipeline pressure drop reduction and increases in pipeline operating flowrates. All collected data at the AOT demonstration site will be normalized such that it can be used to evaluate the financial and operational benefits across a wide range of commercial operating scenarios without disclosing confidential details of our demonstration partner’s operations. We believe that real-world data from our AOT project may be used to accelerate our desire to achieve commercial adoption of our AOT technology, positioning us to re-engage with industry executives.

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

It is unclear, however, what impact COVID-19 may have on our supply chain, or on our ability to operate and test our AOT technology. As of the date of this report, few suppliers related to our testing efforts have announced reduced operating capacity or advised us of delays related to COVID-19 restrictions; furthermore, we have not been made aware of any COVID-19 restrictions at that would impact our ability to restart our onsite testing activities.

COVID-19 has had a significant negative financial impact across a wide spectrum of industries, both in terms of operations and access to operating capital. The Company’s ability to continue operations is, in part, dependent on our access to funding. A published by the National Association of Manufacturers in March 2020 reports that due to COVID-19, 35% of manufacturers surveyed anticipate supply chain disruptions, 53% anticipate changes to operations, and 78% anticipate a negative financial impact. With these facts in mind, no assurances can be made that COVID-19 will not affect our supply chain, will not negatively affect access or operating restrictions on our AOT technology, or negatively impact our ability to fund continued operations.

Our expenses to date have been funded through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We will need to raise substantial additional capital through 2021, and beyond, to fund work on our AOT, our sales and marketing efforts, continuing research and development, and certain other expenses, including without limitation, legal and accounting expenses, until we are able to achieve a revenue base. We can provide no assurances that additional capital will be available to us, or if it is, that such additional capital will be offered at acceptable terms. Please see note 11 (Subsequent Events) of our Consolidated Financial Statements, attached hereto.

There are significant risks associated with our business, our Company and our stock. See “Risk Factors,” below.

Our Business Strategy

Assuming we are able to raise sufficient capital, we intend to continue to seek commercialization and marketing of our current technologies. Our current and primary product portfolio is dedicated to the crude oil production and transportation marketplace, with a specifically targeted product offering for enhancing the flow-assurance parameters of new and existing pipeline gathering and transmission systems.

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

The Company continues to optimize and value engineer its AOT product line, targeting both midstream and upstream markets. The Company has installed an AOT demonstration project in cooperation with a major U.S. pipeline operator. As described in the Overview section above, this project has experienced numerous failures during initial testing which the Company is working to correct. As reported above, the project was removed from the demonstration site.

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

AOT Commercial Supply Chain

The Company has developed a supply chain for fabrication of the commercial AOT. The supply chain consists of multiple component suppliers and manufacturing companies engaged under Independent Contractor Agreements according to their respective fields of expertise. The supply chain entities have been chosen for their ability to work collaboratively with QS Energy and for their existing relationships with current and potential future customers of QS Energy technologies. The external components such as pressure vessels, inlet and outlet piping header systems, personnel and equipment shelters have been manufactured under contract with Power Service Inc. with offices in Wyoming, Utah, Colorado, Montana, North Dakota, and Texas. Internal components such as grid packs, electrical connections and other machined parts have been manufactured by Industrial Screen and Maintenance, with offices in Wyoming and Colorado. All equipment is manufactured in the United States of America, using only approved raw materials and vendors for quality control and import/export compliance purposes and meet the certifications and specifications as dictated by our customers and their independent oversight and auditing authorities.

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

QS Energy is currently maintaining and licensing from Temple University a portfolio of domestic and international patents, which have either been granted or have been published and are pending subject to final approval by the respective patent agency. Each of these intellectual properties are related to QS Energy’s AOT, Joule Heat and Fuel Injector technologies. Subject to additional capital funding, we intend actively to continue to develop and market our AOT technology. Development of QS Energy’s Fuel Injector and Joule Heat technologies have been suspended. The Company continues to maintain a license agreement with Temple University with respect to the underlying Fuel Injector patents, and is considering its options to re-start commercialization, sublicense the technology, or terminate the fuel injector license agreement with Temple. For details of the licensing agreements with Temple University, see Financial Statements attached hereto, Note 6. Please see ITEM 1A, Risk Factors below for a discussion of risks associated with these intellectual properties.

Current Business Status

As reported above, our AOT technology had design and operational flaws, and continues to require substantial testing and development, requiring a substantial infusion of capital in the Company. We can provide no assurances that we will be able to raise additional capital required to continue our efforts to commercialize our AOT technology. With limited capital, reported above, the Company is currently seeking to correct the failures associated with its AOT technology. Once operational, the Company plans to analyze and use AOT performance data to re-engage current and new prospective customers in our primary target North American and South American midstream crude oil markets. See the Overview section above for details.

Throughout 2019, our efforts have been tightly focused on executing our AOT demonstration project strategy. A number of companies in North America, South America and the Middle East have expressed interest in our technology and a desire to review demonstration project test results and visit the demonstration site. Assuming successful operations, we believe our AOT project should provide data requested by prospective customers such as real-time changes in viscosity, pipeline pressure drop reduction and increases in pipeline operating flowrates. All collected data will be normalized such that it can be used to evaluate the financial and operational benefits across a wide range of commercial operating scenarios without disclosing confidential details of our operations. We believe that real-world data from our AOT project could be used to accelerate our desire to achieve commercial adoption of our AOT technology, positioning us to re-engage with industry executives.

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

See also our discussion above in the Overview section.

Competition

The oil transportation industry is highly competitive. We are aware of only three currently available competitive technologies in widespread use for reducing the viscosity of oil throughout the world. Many of our competitors have greater financial, research, marketing and staff resources than we do. For instance, oil pipeline operators use heat, diluents such as naphtha and/or natural gasoline, and/or chemical viscosity reduction additives, or chemical drag-reducing agents to improve flow in pipelines. Our research indicates that these methods are either very energy-intensive, or costly to implement on a day-to-day basis. Management believes that the Company’s AOT technology presents advantages over traditional methods, yet the industry’s willingness to experiment with new technology may pose some challenges in acceptance.

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

Employees

As of December 31, 2020, the Company had four (4) full-time employees. We also utilized the services of part-time consultants on an as-needed basis to assist us with various matters, including engineering, logistics, investor relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A. Risk Factors

We have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated insignificant revenues from operations in late 2006 and subsequently did not generate any revenues until 2014 and we have incurred recurring net losses every year since our inception in 1998. For the fiscal years ended December 31, 2020 and 2019, we had net losses of $2,415,000 and $5,621,000 respectively. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our debt and equity securities for cash. We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the Company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated July 22, 2021, our independent auditors stated that our consolidated financial statements for the year ended December 31, 2020 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring net losses and accumulated deficit from operations since inception. During the year ended December 31, 2020, we incurred a net loss of $2,415,000 and used cash in operations of $969,000 and had a stockholders’ deficit of $3,507,000 as of December 31, 2020. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated cash flow from operations since our inception in February 1998 and have relied on external sources of capital to fund operations. We had $52,000 in cash at December 31, 2020 and used cash from operations of $969,000 for the year ended December 31, 2020.

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

During fiscal 2020, our cash burn rate amounted to approximately $81,000 per month and could increase during the remainder of fiscal 2021. In order to fund our capital needs, we conducted private offerings of our securities in 2019 and 2020. While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that an equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.

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

Certain of our products are still under various stages of development. Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of other product candidates. Although our management believes that it may finance our product development through private placements and other capital sources, if we do not develop new products and bring them to market, our ability to generate revenues will be adversely affected.

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

If our products and services do not gain market acceptance, it is unlikely that we will become profitable.

At this time, our technology is commercially unproven, and the use of our technology by others is limited. Specific examples of use to date include:

•	Temple University, testing, research and joint development;

•	U.S. Department of Energy Rocky Mountain Oilfield Testing Center, testing and research;

•	PetroChina Pipeline R&D Center, testing and research;

•	TransCanada, short-term testing;

•	Kinder Morgan Crude and Condensate, short-term testing;

•	On-site short-term testing of a laboratory-scale AOT at a Canadian oil producer’s facility in Alberta Canada.

•	A demonstration project in cooperation with a commercial pipeline operator in the Southern United States

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

We may face costly intellectual property/ license agreements disputes.

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

Currently, there is only very limited trading in our stock, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares, and there is currently a lack of publicly available information about us, which could substantially affect a shareholders’ ability to sell our shares.

The shares of our common stock are thinly traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company engaged in a high-risk business which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that can generate or influence daily trading volume and valuation. Should we even come to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous trading without negatively impacting share price. We cannot provide any assurance that a broader or more active public trading market for shares of our common stock will develop or be sustained. Due to these conditions, we cannot give any assurance that shareholders will be able to sell their shares at or near bid prices or at all. Moreover, we are delinquent in our required filings with the SEC, and, as such, there is currently a lack of public information about us available to the public, which could substantially affect a shareholders’ ability to sell our shares.

The market price of our stock is volatile.

The market price for our common stock has been volatile during the last year, ranging from a closing price of $0.15 on January 2, 2020 to a closing price of $0.02 on July 15, 2020, and a closing price of $0.04 on June 16, 2021. Additionally, the price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including, developments with respect to patents or proprietary rights, announcements of technological innovations by us or our competitors, announcements of new products or new contracts by us or our competitors, actual or anticipated variations in our operating results due to the level of development expenses and other factors, changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates, conditions and trends in our industry, new accounting standards, general economic, political and market conditions and other factors.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company’s executive offices were located at 23902 FM 2978, Tomball, Texas 77375, until May 1, 2021.

Total rent expense under this lease in effect during the years ended December 31, 2020, and 2019 was $60,000 and $49,500, respectively which are included as part of Operating Expenses in the attached consolidated statements of operations. The Tomball Texas office is under a month-to-month lease payable at $5,000 per month. The Tomball facility was leased from JBL Energy Partners, an entity solely owned by Jason Lane, the Company’s former CEO. As of May 1, 2021, the Company has agreed to continue to lease a portion of the Tomball facility from the new landlord on a month to month basis at $1,000 per month, as an ancillary field office providing our engineer a facility to conduct tests on our AOT product and providing the Company with a satellite office for limited administration operations. The Company also rents a storage facility in the state of Mississippi for the storage of its AOT equipment on a month to month basis for $250 per month.

As of June 1, 2021, our executive offices were moved to 3606 Challenger Way, Unit 1, Carson City, Nevada 89706, under a lease providing for a four year term at approximately $4,100 per month. The Company intends to seek to sublease a portion of this office for approximately $2,050 per month.

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

	2020		2019
	High	Low	High	Low
First Quarter	$0.15	$0.03	$0.38	$0.07
Second Quarter	$0.10	$0.03	$0.31	$0.29
Third Quarter	$0.06	$0.02	$0.24	$0.23
Fourth Quarter	$0.04	$0.01	$0.20	$0.15

According to the records of our transfer agent, we had approximately 1,000 stockholders of record of our common stock at March 31, 2021. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Issuances of Unregistered Securities in Current Fiscal Year

During the year ended December 31, 2020, the Company issued an aggregate of 13,069,707 shares of its common stock as follows:

•	The Company issued 2,000,000 shares of its common stock upon the private sale for proceeds of $30,000 valued at $0.015 per share.

•	The Company issued 9,854,707 shares of its common stock upon the conversion of $410,000 in convertible notes pursuant to the convertible notes conversion prices of $0.02 to $0.15 per share.

•	The Company issued 1,155,000 shares of its common stock upon the exercise of warrants for proceeds of $58,000 at exercise price of $0.05 per share.
•	The Company issued 60,000 shares of its common stock upon the exercise of options for proceeds of $3,000 at exercise price of $0.05 per share.

•	The Company issued convertible notes in aggregate value of $329,000 for net proceeds of $299,000, convertible into 11,434,037 shares in common stock of the Company at a conversion price of $0.02 to $0.035 per share, and in connection with these notes, issued warrants to purchase 5,717,017 shares of common stock of the Company at an exercise price of $0.03 to $0.035 per share and expiring one year from the date of issuance, summarized by month as follows:

Shares of Common Stock Issued on Conversion of Notes in Year Ended December 31, 2020

Month of Issuance	Principal and Interest Converted to Common Stock	Conversion Price	Shares of Common Stock Issued
March 2020	$39,000	$0.035 per share	1,100,000
April 2020	$3,000	$0.035 per share	86,429
May 2020	$81,000	$0.035 per share	2,316,609
June 2020	$110,000	$0.035 per share	3,145,999
November 2020	$68,000	$0.02 per share	3,410,000
December 2020	$28,000	$0.02 per share	1,375,000
	$329,000		11,434,037

Issuances of Unregistered Securities in Prior Fiscal Year

During the year ended December 31, 2019, the Company issued an aggregate of 53,988,021 shares of its common stock as follows:

•	In June 2019, the Company issued 250,000 shares of its common stock valued at $0.27 per share in exchange for services valued $68,000.

•	The Company issued 42,570,331 shares of its common stock upon the conversion of $2,373,000 in convertible notes pursuant to the convertible notes conversion prices of $0.05 to $0.48 per share.

•	The Company issued 10,629,493 shares of its common stock upon the exercise of warrants for proceeds of $577,000 at exercise prices of $0.05 to $0.18 per share.

•	The Company issued 538,197 shares of its common stock upon the exercise of options for proceeds of $71,000 at exercise prices of $0.08 to $0.18 per share.

•	The Company issued convertible notes in aggregate value of $1,498,000 for net proceeds of $1,362,000, convertible into 21,826,827 shares in common stock of the Company at a conversion price of $0.05 to $0.15 per share, and in connection with these notes, issued warrants to purchase 10,913,420 shares of common stock of the Company at an exercise price of $0.05 to $0.15 per share and expiring one year from the date of issuance, summarized by month as follows:

The offerings were made to non-U.S. investors and to U.S. “accredited investors,” as the term is defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and were made without general advertising or solicitation. The securities sold in the offering were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on exemptions from registration including the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation S promulgated under the Securities Act, and corresponding provisions of state securities law, which, respectively, exempt transactions by an issuer not involving any public offering or transactions with non-U.S. Investors.

Item 6. Selected Financial Data

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in Item 7 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-K, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2020, and we undertake no duty to update this information.

Overview

The Company has not generated significant revenues since its inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2021.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2020 and also need to raise substantial additional capital in 2021, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

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

Results of Operation

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	12/31/2021
	2020	2019	Change	% Change
Revenues	$–	$–	$–	–

Operating expenses	1,468,000	2,159,000	(691,000)	-32%
Research and development expenses	355,000	891,000	(536,000)	-60%
Loss from operations	(1,823,000)	(3,050,000)	1,227,000	-40%

Interest and financing expense	(592,000)	(2,571,000)	1,979,000	-77%
Net Loss	$(2,415,000)	$(5,621,000)	$3,206,000	-57%

Revenue Comparison, 2020 and 2019

The Company recognized no revenues during the twelve-month periods ended December 31, 2019 and December 31, 2020.

Operating Expense Comparison, 2020 and 2019

Operating expenses were $1,468,000 for the fiscal year ended December 31, 2020, compared to $2,159,000 for the fiscal year ended December 31, 2019, a decrease of $691,000. This decrease was attributable to a decreases in non-cash expenses of $73,000 and in cash expenses of $618,000. Specifically, the decrease in non-cash expenses is attributable to a decrease in stock-based compensation related to warrants and options issued to directors and consultants of $112,000 offset by an increase in stock-based compensation related to employees of $39,000. The decrease in cash expenses is attributable to decreases in rent of $37,000, consulting fees of $12,000, corporate expenses of $12,000, mail and freight of $11,000, office expenses of $59,000, public and investor relations of $91,000, patent maintenance expenses of $54,000, travel expenses of $45,000, salaries and benefits of $314,000, market expenses of $6,000, meals and entertainment of $6,000, and other expenses of $8,000, offset by increases in insurance of $37,000 legal and accounting fees of $6,000, and other expenses of $3,000.

Research and development expenses were $355,000 for the fiscal year ended December 31, 2020, compared to $891,000 for the fiscal year ended December 31, 2019, a decrease of $536,000. This decrease is attributable to AOT prototype and demonstration project development costs.

Interest expenses were $592,000 for the fiscal year ended December 31, 2020, compared to $2,571,000 for the fiscal year ended December 31, 2019, a decrease of $1,979,000. This decrease is attributable to a decrease in interest and financing expense of $1,970,000 to account the fair value of the warrants issued with our convertible notes and the notes’ beneficial conversion feature, and a decrease in other non-cash interest expenses of $9,000.

We had a net loss of $2,415,000 or $0.01 loss per share for the fiscal year ended December 31, 2020 compared to a net loss of $5,621,000 or $0.02 loss per share for the fiscal year ended December 31, 2019.

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations since our inception in 1998. As of December 31, 2020, we had cash of $52,000 and a stockholders’ deficit of $3,507,000. Our operating cash flow in 2020 was funded primarily through cash reserves, the exercise of stock purchase warrants and options for cash, and the issuance of convertible notes for cash.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,415,000 and used cash in operations of $969,000 for the year ended December 31, 2020. In addition, as of December 31, 2020, notes payable with an aggregate balance of $1,128,000 and certain obligation to a former officer are past due. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At December 31, 2020, the Company had cash on hand in the amount of $52,000. Management estimates that the current funds on hand will be sufficient to continue operations through April 2021. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to maintain an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation certain payments to a former officer, during the remainder of 2021 and beyond. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Contractual Obligations

The Company’s contractual commitments for future periods, including minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

Year ending December 31,	License Agreements (1)	Compensation Agreements (2)	Total Obligations
2021	$187,500	$197,000	$384,500
2022	187,500	–	187,500
2023	187,500	–	187,500
2024	187,500	–	187,500
2025	187,500		187,500
Total	$937,500	$197,000	$1,134,500

___________________

(1)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party. For details of the Temple Licensing Agreements, see Note 6 of the Financial Statements, attached hereto.
(2)	Consists of certain contractually provided benefits to a former executive officer pursuant to a severance agreement and amendments thereto. As of December 31, 2020, $197,000 was the balance due under this agreement and was included as part of Accounts payable and accrued expenses in the accompanying consolidated balance sheet. The Company is in arrears in payments due under the severance agreement and amendments thereto. The former executive officer disputes the amount identified in the above chart, claiming the above amount is less than the amount to which he believes he is owed. Absent an agreement to settle the dispute, and in the event the former executive officer elects to initiate litigation regarding the dispute, including claims for interest and penalties to which the former executive officer believes he is entitled, the Company has reserved, and if necessary and appropriate will assert, all factual and legal defenses, counter-claims, rights, and remedies it may have in any such suit.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of ASU 2018-07 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the year ended December 31, 2020 or the previously reported financial statements.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of and for the years ended December 31, 2020 and 2019 are presented in a separate section of this report following Item 15 and begin with the index on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of December 31, 2020, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2020, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were ineffective at the reasonable assurance level at that date.

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

Our management assessed the effectiveness of QS Energy, Inc.'s internal controls over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 framework). Based on our assessment, we conclude that, as of December 31, 2020, the Company has maintained ineffective internal control over financial reporting based on those criteria.

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

(b)	Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following constitutes the Board of Directors as of December 31, 2020:

Name	Age	Position	Director Class	Director Since	Term Expires
Jason Lane(3)	47	Chairman, Director (Independent)	Class III	2017	2020
Donald Dickson(1)(4)	64	Interim Chief Executive Officer, Director (Non-Independent)	Class II	2013	2019
Thomas Bundros(1)(3)	65	Director (Independent)	Class I	2015	2021
Eric Bunting(4)	52	Director (Independent)	Class I	2017	2021
Richard Munn(2)	65	Director (Independent)	Class III	2017	2020
William Green(2)	65	Director (Independent)	Class II	2017	2019

(1)	Member of the Audit Committee
(2)	Effective April 9, 2021, Richard Munn and William Green voluntarily resigned from the Board and all committees thereof.
(3)	Effective April 15, 2021, Jason Lane and Thomas Bundros voluntarily resigned from the Board and all committees thereof. At the same time, Mr. Lane also resigned as Chairman of the Board.
(4)	Messrs. Dickson and Bunting, the two remaining members of the Board, effective as of April 15, 2021, appointed Cecil Bond Kyte to serve on the Board as a Class I Director to fill one of the vacancies created by the resignations of the aforementioned Board members, and also to serve as Chairman of the Board. Mr. Kyte is not an independent Director. See section below titled Executive Officers.

Biographical Information Regarding Directors

Jason Lane, Chairman (Independent Director) was appointed to the Board of Directors effective April 1, 2017. He resigned from the Board and all committees thereof and as Chairman of the Board, effective April 15, 2021.Jason Lane is a veteran of the oil and gas industry with a 20-year track record of procuring and divesting oil and gas leases, mineral and royalty interests and production in the lower 48 States through his own partnerships and joint ventures. During his career, Mr. Lane has been directly involved in the leasing of more than 650,000 prime acres for his partnerships, has managed a 125 Landman operation responsible for title and lease acquisition work for several significant companies, and has operated and participated in the drilling of wells throughout the United States.

Don Dickson, Interim Chief Executive Officer (Non-independent Director), appointed to Board of Directors on August 6, 2013, and currently is employed with Kinder Morgan, Inc. working on the Northeast Energy Direct Project, after finishing the Cortez Expansion project as project manager / engineering principal / construction support. The NED project will serve the Northeast United States delivering natural gas to the region, while the Cortez expansion project will increase the volume of CO2 being shipped from Southwest Colorado to West Texas for oil recovery. Prior to rejoining Kinder Morgan Mr. Dickson served as Chief Executive Officer for Advanced Pipeline Services (APS). APS was established for the purpose of providing a full range of services to the oil and gas industry. Core business areas are in new construction of pipeline and facilities, horizontal directional drilling and pipeline integrity/rehabilitation. Prior to APS, Mr. Dickson worked for Kinder Morgan in their natural gas operations, retiring after twenty-six years. During his time at Kinder Morgan served in different engineering capacities including as Director of Operations on two major pipeline projects, the 42” (REX) Rockies Mountain Express through the state of Illinois, and the 42” (MEP) Midcontinent Express Pipeline through the state of Louisiana. He also was Director of Operations with Tetra Resources completing various onshore and offshore oil and gas wells and a Senior Engineer with Halliburton Services. Mr. Dickson earned his B.S. in Engineering from Oklahoma State University.

Thomas Bundros (Independent Director), was appointed to the Board of Directors effective January 5, 2015. He resigned from the Board and all committees thereof, effective April 15, 2021.Mr. Bundros served as Chief Financial Officer at Colonial Pipeline Company from July 2009 to September 2012, the world's largest pipeline operator transporting 100 million gallons of refined petroleum products daily across 5,500 miles of pipeline. Mr. Bundros currently holds the post of Chief Executive Officer of Dalton Utilities (January 2016 to present), a provider of electricity, natural gas, water and telecommunications services to the city of Dalton and portions of northwest Georgia. Prior to his appointment as Chief Executive Officer, Mr. Bundros had served as Dalton Utilities’ Chief Operations Officer for Dalton Utilities since October 2012. Mr. Bundros was Chief Financial Officer of Dalton Utilities from January 1997 to June 2009. Prior to Dalton Utilities, Mr. Bundros also held various financial positions in the Atlanta and New York offices of the Southern Company System, the 16th largest utility company in the world and the fourth largest in the U.S. with over 4 million customers in Alabama, Georgia, Florida, and Mississippi. He earned his Master of Business Administration in Finance and Bachelor of Science in Economics and Business Administration at the University of North Carolina at Greensboro.

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

Richard Munn (Independent Director) was appointed to the Board on May 9, 2017. He resigned from the Board and all committees thereof, effective April 9, 2021. Mr. Munn is one of the top players in the royalty and mineral arena as demonstrated over the last 15 years with 39 years of industry experience. Of note, he managed the royalty acquisition teams at Noble Royalties and other companies, closing on the acquisition of approximately $450 million worth of Royalty and Mineral Interests involving over 50 separate transactions. Mr. Munn has a solid reputation and extensive relationships with private and public U.S.-based energy producers and mineral holders. He has also managed his own exploration and production companies. From 2005 to 2007, Mr. Munn chaired the IPAA Business Development Committee and from 2007 to 2009, he chaired the IPAA Business Development/ Membership Committee. From 2005 to 2007, Mr. Munn chaired the Society of Petroleum Engineers Business Development Committee. In addition, to his network of oil and gas industry relationships, Mr. Munn is a licensed registered professional geologist in Wyoming with a B.A. in Geology from the University of Colorado.

William Green (Independent Director) was elected to by shareholders to the Board on July 14, 2017. He resigned from the Board and all committees thereof, effective April 9, 2021. Mr. Green recently retired as VP of Downstream Marketing for Devon Energy Corp. Mr. Green has more than 30 years of experience in natural gas marketing with Devon and Mitchell Energy Corporation, both major "Shale" players. He has served as the Chairman of Natural Gas Supply Association, and recently served a three-year term on the Oklahoma University Energy Institute Advisory Board.

Director Compensation Policy

Effective January 1, 2014, the Board passed a resolution suspending the July 1, 2013 Board compensation policy. Effective May 6, 2014, the Board approved a compensation policy which includes two annual grants of options, including i) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share closing price on the date of grant with an exercise price equal to the stock closing price on the date of grant, a one year vesting period and an expiration date 10 years from the date of grant; and ii) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share fair market value of the option calculated using the Black-Scholes Option Pricing Model based on market conditions, including stock closing price, risk free interest rate and stock volatility, on the date of grant with an exercise price equal to the stock closing price on the date of grant, vesting immediately and an expiration date 10 years from the date of grant. Also, effective July 1, 2013, the Board approved an annual grant of options to purchase 25,000 shares of common stock at a price equal to the stock’s closing price on the date of grant, vesting immediately and expiring 10 years from the date of grant as compensation to the chairman of the Board’s Audit Committee. Effective January 1, 2015, the Board amended the policy such that there is only one annual grant as follows: i) all options granted would vest over one year; and ii) options granted mid-year due to appointment to the Board or appointment to Chairman of the Audit Committee would be adjusted such that the number of shares would be calculated on a pro rata basis depending on the number of day remaining in the calendar year, and the options would vest December 31 of the year of grant. Board compensation for the calendar year 2021, payable to members of the Board was suspended.

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2020:

Name	Age	Position
Don Dickson(1)	64	Chief Executive Officer and President
Michael McMullen(2)	62	Chief Financial Officer
(1)	Mr. Dickson resigned as Chief Executive Officer and President of the Company effective April 15, 2021.
(2)	Mr. McMullen resigned as Chief Financial Officer of the Company, effective April 15, 2021.
(3)	Cecil Bond Kyte was appointed Chief Executive Officer and Chief Financial Officer of the Company, effective April 15, 2021.

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

Cecil Bond Kyte, Chief Executive Officer and Chief Financial Officer. In December 2007, Mr. Kyte, age 50, was elected to serve as Chairman of the Board of the Company, then known as Save The World Air, Inc. (“STWA”). In January 2010, he was appointed to serve as CEO of STWA. In November 2013, Mr. Kyte voluntarily resigned as a director, Chairman of the Board, and CEO of STWA. Since then, Mr. Kyte has held positions with the following public companies: MassRoots, Inc., where he served as a board member from late 2017, through July 2019. Massroots, Inc. was a technology platform for the cannabis industry during the time Mr. Kyte served as a director of the company; Rightscorp, Inc., where, since 2015, Mr. Kyte has served and continues to serve as the company’s CEO, and since 2016, has served and continues to serve as the company’s CFO. Mr. Kyte is also a member of the board of Rightscorp. Rightscorp’s mission is to support copyright holders’ abilities to litigate and monetize their music and other copyrights against piracy and peer to peer infringement on the internet. Mr. Kyte has mainly been associated with “start overs” rather than “start ups,” using his abilities to restructure and develop a company’s management, financial condition, compliance, and product commercialization. In addition to his current roles as CEO, CFO, and board member of Rightscorp, Mr. Kyte is currently supporting the funding and business development for Bye Aerospace’s suite of products including the development and manufacturing of advanced civilian/military aerospace technologies. Mr. Kyte has been a pilot for 31 years. He received a B.S. Degree in accounting from Long Beach State University.

Prior to his appointment as CEO, CFO, and Chairman of the Company, effective July 31, 2020, Mr. Kyte entered into an agreement (“Agreement”) with the Company whereby he agreed to purchase 10,560,000 shares of common stock of the Company for $0.015 per share for a total purchase price of $158,000, $10,000 of which was due and payable on August 7, 2020, $40,000 on August 31, 2020, and $108,000 on September 14, 2020. Mr. Kyte did not meet this funding schedule; instead, during the period August 2020, through October 2020, he purchased 2,000,000 shares of common stock of the Company for a total purchase price of $30,000 or $0.015 per share.

Beginning January 14, 2021, through June 7, 2021, Mr. Kyte purchased an additional 8,533,333 shares of common stock of the Company for a total purchase price of $128,000 or $0.015 per share. During this time, Mr. Kyte also provided the Company additional capital in the amount of $117,000 in exchange for a convertible promissory note (“Note”), together with a related Warrant. The Note does not bear any interest; however, the implied interest rate used was 10% since the Note was issued for 10% less than its face value of $128,700. The Note is unsecured, matures in twelve months from issuance and is convertible into 6,435,000 shares of common stock of the Company at $0.02 per share. As part of the issuance of the Note, the Company granted Mr. Kyte a Warrant to purchase 3,217,500 shares of the Company’s common stock. The Warrant is fully vested, exercisable at $0.03 per share and expires one year from the date of issuance.

During the period August 2020, through June 2021 (the “Relevant Period”), Mr. Kyte provided the Company with $275,000 in working capital. During this Relevant Period, Mr. Kyte also introduced capital to the Company in the sum of $150,000 from third-party sources. This capital was received by the Company in exchange for convertible promissory notes and related warrants. With this additional third-party capital infusion, during this Relevant Period, Mr. Kyte was responsible, directly and indirectly, for providing the Company with working capital in the amount of $425,000.

The Agreement also provided that subject to the Company’s receipt of working capital directly and indirectly from Mr. Kyte in the amount of $500,000 by a date no later than September 29, 2020, Mr. Kyte would be appointed to the Company’s Board and to serve as the Company’s Chairman, CEO, and CFO, without compensation through the balance of calendar year 2020. Neither of the foregoing conditions was satisfied; thus Mr. Kyte was not appointed to the Company’s Board or management in calendar year 2020. Nonetheless, given the resignations of Messrs. Mann and Green from the Board, effective April 9, 2021, and the resignations of Messrs. Lane and Bundros from the Board, effective April 15, 2021, and the resignation of Mr. Dickson as CEO of the Company, effective April 15, 2021, and the resignation of Mike McMullen as CFO of the Company, effective April 15, 2021, the remaining two directors of the Company, namely, Mr. Dickson and Dr. Bunting, appointed Mr. Kyte, and Mr. Kyte agreed, to serve on the Company’s Board as a Class I Director and to serve as the Company’s CEO, CFO, and Chairman, effective April 15, 2021, with compensation to be determined at a later time subject to the Company’s financial condition and viability.

CORPORATE GOVERNANCE

We maintain a corporate governance page on our corporate website at www.qsenergy.com, which includes information regarding the Company’s corporate governance practices. Our codes of business conduct and ethics, Board committee charters and certain other corporate governance documents and policies are posted on our website. In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Corporate Secretary, QS Energy, Inc., 3606 Challenger Way, Carson City, Nevada 89706. The information on our website is not, and shall not be deemed to be, a part of this Form 10-K or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).

Board of Directors

Director Independence

Our Board of Directors as of December 31, 2020, consisted of six (6) members. As of that date, the Board has affirmatively determined that Mr. Lane, Mr. Bundros, Dr. Bunting, Mr. Munn, and Mr. Green are independent directors. Mr. Dickson, our interim Chief Executive Officer is not considered independent.

Meetings of the Board

The Board held eight (8) meetings in 2020. A majority of the members attended all 8 board meetings held in 2020. The Board has held two (2) meetings in 2021 as of the date of this report.

Communications with the Board

The following procedures have been established by the Board in order to facilitate communications between our stockholders and the Board:

Stockholders may send correspondence, which should indicate that the sender is a stockholder, to the Board or to any individual director, by mail to Corporate Secretary, QS Energy, Inc. 3606 Challenger Way, Carson City, Nevada 89706, or by e-mail to info@qsenergy.com.

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

Our shareholders may also communicate directly with the non-management directors, individually or as a group, by mail c/o Corporate Secretary, QS Energy, Inc. 3606 Challenger Way, Carson City, Nevada 89706, or by e-mail to info@qsenergy.com.

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

Committees of the Board

The Board has a standing Audit Committee. This committee operates under a written charter. Copies of this charter, and other corporate governance documents, are available on our website, www.qsenergy.com In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Corporate Secretary, QS Energy Inc., 3606 Challenger way, Carson city, Nevada 89706.

The composition, functions and general responsibilities of this committee is summarized below.

Audit Committee

The Audit Committee during calendar year 2020 consisted of Mr. Bundros (chairperson), Mr. Dickson and Mr. Buchler. The Board has determined that Mr. Bundros, Mr. Dickson and Mr. Buchler were considered independent under rules of the SEC. The Audit Committee held a total of four (4) meetings during 2020, each attended by a majority of Audit Committee members. The Audit Committee has not met during 2021 as of the date of this report. Messrs Bundros resigned from the Audit Committee effective April 15, 2021, and Mr. Buchler resigned from the Audit Committee, effective April 15 ,2020. Mr. Dickson is the only member of the Audit Committee as of the date of this report.

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

AUDIT COMMITTEE REPORT

The Audit Committee was composed of three (3) directors, Mr. Bundros (Chairperson), Mr. Dickson, and Mr. Buchler. The Board has determined that Mr. Bundros, Mr. Dickson and Mr. Buchler were considered independent within the rules of the SEC. The duties and responsibilities of a member of the Audit Committee are in addition to his duties as a member of the Board.

The Audit Committee operates under a written charter, which is available on the Company’s website. The Board and the Audit Committee believe that the Audit Committee charter complies with the current standards set forth in SEC regulations. There may be further action by the SEC during the current year on several matters that affect all audit committees. The Board and the Audit Committee continue to follow closely further developments by the SEC in the area of the functions of audit committees, particularly as it relates to internal controls for non-accelerated filers, and will make additional changes to the Audit Committee charter and the policies of the Audit Committee as required or advisable as a result of these new rules and regulations. The Audit Committee met three (4) times during 2020 and each was attended by a majority of committee members. The Audit Committee has not met during 2021 as of the date of this report.

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

Our Chief Financial Officer conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control – Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our Chief Financial Officer has concluded that our internal controls over financial reporting (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective as of December 31, 2020.

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

On the basis of these reviews and discussions, the Audit Committee (i) appointed Weinberg & Co., P.A. as the independent registered public accounting firm for the 2020 fiscal year and (ii) recommended to the Board that the Board approve the inclusion of the Company’s audited financial statements in the 10-K for filing with the SEC.

Respectfully submitted:

/s/ Don Dickson
(Chairman)

Item 11. Executive Compensation

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)	Stock Awards ($)	Securities Underlying Options (#)	Full Value of Options ($)	All Other Compensation ($)	Total ($)
Jason Lane (1)	2020	$–	$–	200,000	13,000	$–	$13,000
Former Chief Executive Officer	2019	$131,250	$–	300,000	$33,000	$–	$164,250
	2018	$150,000	$–	–	$–	$–	$150,000

Don Dickson (2)	2020	$–	$–	900,000	35,000	$–	$35,000
Interim Chief Executive Officer

Michael McMullen (3)	2020	$158,400	$–	–	–	$–	$158,400
Chief Financial Officer	2019	$158,400	$–	–	$–	$–	$158,400
	2018	$158,400	$–	–	$–	$–	$158,400

_________________

(1)	Mr. Lane was appointed Chief Executive Officer (“CEO”) effective April 1, 2017. Mr. Lane’s annual base salary under his employment agreement, as amended, as CEO is $150,000, for a two-year term. Effective March 31, 2019, the Company amended Mr. Lane’s employment agreement. As amended, the contract was extended by 90 days with no other change in terms. Between July 1, 2019 and November 15, 2019, Mr. Lane was employed on a month-to-month basis with no other change in terms. Effective November 15, 2019, Mr. Lane’s employment agreement was amended such that i) Mr. Lane would be paid no base salary; and ii) Mr. Lane was issued an option to purchase 300,000 shares of restricted common stock of the Company priced at the market closing price on November 15, 2019, vesting over three (3) months and expiring 10 years from the date of issuance. Total fair value of these options at grant date was approximately $33,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5.1 years; risk free interest rate of 1.65%; volatility of 138%; and dividend yield of 0%. Mr. Lane resigned as CEO effective April 15, 2020.

Mr. Lane’s Employment Agreement was amended and restated effective February 15, 2020. As amended, the Mr. Lane’s employment agreement is extended on a month-to-month basis, with no cash compensation and options granted each month for the purchase of 100,000 shares of restricted common stock at a purchase price equal to the stock’s closing price on the date of issuance, vesting in one month, and expiring 10 years from the date of grant. No other terms of his employment agreement have been modified.

(2)

Mr. Dickson will not receive any cash compensation for his role as interim CEO; rather, his compensation will be in the form of options that will be granted (“Grant”) to Mr. Dickson to purchase 100,000 shares of restricted common stock of the Company (the “Options”), each month of his employment as interim CEO during the Term. The Options will vest on the 30th day following the date of Grant, provided that Mr. Dickson remains in his role as interim CEO on the vesting date. All of the Options shall be priced as of the closing market price of the Company’s common stock as reported by the OTCBB on the date of Grant. The Options issued to Mr. Dickson in exchange for serving as the Company’s interim CEO shall expire ten (10) years from the date of Grant. Mr. Dickson resigned as interim CEO, effective April 15, 2021.

(3)	Mr. McMullen was appointed Chief Financial Officer (“CFO”) effective April 1, 2017. Mr. McMullen’s annual base salary under his employment agreement as CFO is $158,400, for a two-year term. Effective March 31, 2019, the Company amended Mr. McMullen’s employment agreement. As amended, the contract was extended by 90 days with no other change in terms. Effective July 1, 2019 through November 15, 2019, Mr. McMullen was employed on a month-to-month basis with no other changes in terms. Effective November 15, 2019, Mr. McMullen’s employment agreement was amended extending the term of the agreement to February 15, 2020 with no other changes in terms.

Mr. McMullen’s Employment Agreement was amended and restated effective February 15, 2020. As amended, Mr. McMullen’s employment agreement is extended on a month-to-month basis with no other terms modified. Mr. McMullen resigned as CFO, effective April 15, 2021.

OPTION GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 2020, the Company granted options to purchase 900,000 shares of common stock to Named Executive Officers as follows:

•

The Company issued options that will be granted (“Grant”) to Mr. Dickson in exchange for serving as the Company’s interim CEO under terms as follows:

Mr. Dickson was granted the right to purchase 100,000 shares of restricted common stock of the Company (the “Options”), each month of his employment as interim CEO during the Term. The Options will vest on the 30th day following the date of Grant, provided that Mr. Dickson remains in his role as interim CEO on the vesting date and shall expire ten (10) years from the date of Grant. All of the Options shall be priced as of the closing market price of the Company’s common stock as reported by the OTCBB on the date of Grant. Total fair value of these options at grant date was approximately $35,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 10 years; risk free interest rate of 0.63% to 0.92%; volatility of 132% to 140%; and dividend yield of 0%. During the year ended December 31, 2020, the Company recognized compensation costs of $35,000 based on the fair value of Mr. Dickson’s options that vested.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

No options were exercised by any of the Named Executive Officers during the 2020 fiscal year. The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2020 fiscal year.

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options ($)(1)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jason Lane	–	$–	5,271,825	–	$–	$–
Don Dickson	–	$–	3,492,314	100,000	$–	$–
Michael McMullen	–	$–	800,000	–	$–	$–

(1) Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 31, 2020 the last trading day of the year was $0.02 per share.

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

Mr. Lane’s Employment Agreement was amended and restated effective February 15, 2020. Prior to this amendment this Employment Agreement was scheduled to terminate on February 15, 2019. As amended, the Mr. Lane’s employment agreement is extended on a month-to-month basis, with no cash compensation and options granted each month for the purchase of 100,000 shares of restricted common stock at a purchase price equal to the stock’s closing price on the date of issuance, vesting in one month, and expiring 10 years from the date of grant. No other terms of his employment agreement have been modified. Mr. Lane resigned as the Company’s CEO effective April 15, 2020.

Employment Agreement with Don Dickson

Mr. Dickson’s acceptance of the appointment as interim CEO of the Company for a term of 90 days became effective April 15, 2020 under terms as follows:

Compensation will be in the form of options that will be granted (“Grant”) to Mr. Dickson to purchase 100,000 shares of restricted common stock of the Company (the “Options”), each month of his employment as interim CEO during the Term. The Options will vest on the 30th day following the date of Grant, provided that Mr. Dickson remains in his role as interim CEO on the vesting date. All of the Options shall be priced as of the closing market price of the Company’s common stock as reported by the OTCBB on the date of Grant. The Options issued to Mr. Dickson in exchange for serving as the Company’s interim CEO shall expire ten (10) years from the date of Grant. Mr. Dickson resigned as the Company’s CEO effective April 15, 2021.

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

Mr. McMullen’s Employment Agreement was amended and restated effective February 15, 2020. Mr. McMullen’s Employment Agreement had been scheduled to terminate February 15, 2019. As amended, his employment agreement is extended on a month-to-month basis. As of July 16, 2020, the Company deferred Mr. McMullen’s salary. As of December 31, 2020 deferred salary due to Mr. McMullen had accrued to $72,600. Deferred salaries were reported in operating expenses and related party payable. Mr. McMullen resigned as the Company’s CFO, effective April 15, 2021.

DIRECTORS COMPENSATION

During the year ended December 31, 2020, the Company granted options to purchase 2,499,998 shares of common stock to members of the Board of Directors under a new Board of Directors compensation policy adopted by the Company on May 6, 2014 and as amended effective January 1, 2015. The options are exercisable at $0.15/share and expire ten years from the date of grant. A total of 250,000 options were forfeited during the year and a total of 2,249,998 options vested on December 31, 2020. Total fair value of these options at grant date was approximately $325,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 5.5 years; risk free interest rate of 1.67%; volatility of 138%; and dividend yield of 0%. Board compensation for calendar year 2021, payable to members of the Board under the Company’s May 6, 2014, Board compensation policy, as amended January 1, 2015, has been suspended.

The table below summarizes the compensation paid by the Company to its directors for the fiscal year ended December 31, 2020.

	Fees earned or paid in cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Jason Lane (3)	$–	–	$43,333	–	–	–	$43,333
Thomas Bundros (4)	$6,000	–	$65,000	–	–	–	$71,000
Donald Dickson (5)	$6,000	–	$43,333	–	–	–	$49,333
Eric Bunting (6)	$–	–	$43,333	–	–	–	$43,333
Gary Buchler (7)	$1,500	–	$10,834	–	–	–	$12,334
Richard Munn (8)	$–	–	$43,333	–	–	–	$43,333
William Green (9)	$–	–	$43,333	–	–	–	$43,333

(1)	Effective July 1, 2013, the Board approved a compensation policy which includes a $500 monthly fee paid to any member of the Board of Directors who serves on a Board Committee. Effective May 6, 2014, the Board approved a revised compensation policy which continued this $500 monthly fee.

(2)	Effective January 1, 2014, the Board passed a resolution suspending the July 1, 2013 Board compensation policy. Effective May 6, 2014, the Board approved a compensation policy which includes two annual grants of options, including i) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share closing price on the date of grant with an exercise price equal to the stock closing price on the date of grant, a one year vesting period and an expiration date 10 years from the date of grant; and ii) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share fair market value of the option calculated using the Black-Scholes Option Pricing Model based on market conditions, including stock closing price, risk free interest rate and stock volatility, on the date of grant with an exercise price equal to the stock closing price on the date of grant, vesting immediately and an expiration date 10 years from the date of grant. Also, effective July 1, 2013, the Board approved an annual grant of options to purchase 25,000 shares of common stock at a price equal to the stock’s closing price on the date of grant, vesting immediately and expiring 10 years from the date of grant as compensation to the chairman of the Board’s Audit Committee. Effective January 1, 2015, the Board amended the policy such that i) all options granted would vest over one year; and ii) options granted mid-year due to appointment to the Board or appointment to Chairman of the Audit Committee would be adjusted such that the number of shares would be calculated on a pro rata basis depending on the number of day remaining in the calendar year, and the options would vest December 31 of the year of grant.

(3)	On January 2, 2020, Mr. Lane was granted options to purchase 333,333 shares of common exercisable at $0.15/share, vesting monthly through December 31, 2020, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $43,333 using Black-Scholes Option Pricing. During the year ended December 31, 2020, the Company recognized compensation costs of $43,333 based on the fair value of Mr. Lane’s options that vested.

(4)	On January 2, 2020, Mr. Bundros was granted options to purchase 333,333 shares of common exercisable at $0.15/share, vesting monthly through December 31, 2020, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $43, 333 using Black-Scholes Option Pricing. During the year ended December 31, 2020, the Company recognized compensation costs of $43,333 based on the fair value of Mr. Bundros’ options that vested.

On January 2, 2020, as Chairman of the Audit Committee, Mr. Bundros was granted options to purchase 166,667 shares of common exercisable at $0.15/share, vesting monthly through December 31, 2020, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $21,667 using Black-Scholes Option Pricing.

During the year ended December 31, 2020, the Company recognized compensation costs of $65,000 based on the fair value of Mr. Bundros’ options that vested. As a member of a Board Committee, Mr. Bundros received compensation in the amount of $500 per month for the twelve-month period of January 1, 2020 through December 31, 2020.

(5)	On January 2, 2020, Mr. Dickson was granted options to purchase 333,333 shares of common exercisable at $0.15/share, vesting monthly through December 31, 2020, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $43, 333 using Black-Scholes Option Pricing. During the year ended December 31, 2020, the Company recognized compensation costs of $43,333 based on the fair value of Mr. Dickson’s options that vested. As a member of a Board Committee, Mr. Dickson received compensation in the amount of $500 per month for the twelve-month period of January 1, 2020 through December 31, 2020.

(6)	On January 2, 2020, Dr. Bunting was granted options to purchase 333,333 shares of common exercisable at $0.15/share, vesting monthly through December 31, 2020, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $43,333 using Black-Scholes Option Pricing. During the year ended December 31, 2020, the Company recognized compensation costs of $43,333 based on the fair value of Mr. Bunting’s options that vested.

(7)	On January 2, 2020, Mr. Buchler was granted options to purchase 333,333 shares of common exercisable at $0.15/share, vesting monthly through December 31, 2020, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $43,333 using Black-Scholes Option Pricing. On April 15, 2020, Mr. Buchler voluntarily resigned as a member of the Board and member of the Audit Committee of the Company and forfeited 250,000 shares upon resignation. During the year ended December 31, 2020, the Company recognized compensation costs of $12,334 based on the fair value of Mr. Buchler’s options that vested. As a member of a Board Committee, Mr. Buchler received compensation in the amount of $500 per month for January 1, 2020 through March 31, 2020.

(8)	Mr. Munn On January 2, 2020, Mr. Munn was granted options to purchase 333,333 shares of common exercisable at $0.15/share, vesting monthly through December 31, 2020, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $43,333 using Black-Scholes Option Pricing. During the year ended December 31, 2020, the Company recognized compensation costs of $43,333 based on the fair value of Mr. Munn’s options that vested.

(9)	On January 2, 2020, Mr. Green was granted options to purchase 333,333 shares of common exercisable at $0.15/share, vesting monthly through December 31, 2020, and expiring ten years from the date of grant. Total fair value of these options at grant date was approximately $43,333 using Black-Scholes Option Pricing. During the year ended December 31, 2020, the Company recognized compensation costs of $43,333 based on the fair value of Mr. Green’s options that vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2020.

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each of our directors;
•	the Company’s Chief Executive Officer and President, and Chief Financial Officer, are the only persons serving as a Named Executive as of December 31, 2020 whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company (such individuals are hereafter referred to as the “Named Executive Officers”); and all of our directors and executive officers serving as a group.

Named Executive Officers and Director	Number of Shares of Common Stock Beneficially	Percentage of Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)	Owned (2)
Dickson, Donald, Interim Chief Executive Officer – Director	6,329,073	1.95%
Lane, Jason – Director	5,829,425	1.80%
Bundros, Thomas – Director	3,498,736	1.08%
Bunting, Eric – Director	12,013,136	3.60%
Munn, Richard – Director	2,078,111	0.64%
Green, William – Director	1,358,678	0.42%
McMullen, Michael – Chief Financial Officer	1,007,428	0.31%
All directors and executive officers as a group	32,114,587	9.06%

(1)	Unless otherwise indicated, the address of each listed person is c/o QS Energy, Inc., 3606 Challenger Way, Carson City, Nevada 89706.

(2)

Percentage of beneficial ownership is based upon 323,181,243 shares of the Company’s common stock outstanding as of December 31, 2020. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Cecil Bond Kyte was appointed to serve on the Company’s Board, and to serve as the Company’s CEO, CFO, and Chairman, effective April 15, 2021. As of the date of this report Mr. Kyte beneficially owns 16,968,333 shares of common stock of the Company, and a Warrant to purchase 3,217,500 shares of common stock of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Accrued Expenses - Related Parties

As of December 31, 2020 and 2019, total accrued expenses – related parties amounted to $95,000 and $7,000, respectively. Included in the December 31, 2020 accrued amount are $74,000 in unpaid salaries due to an executive officer of the Company, $5,000 in accrued payroll taxes associated with unpaid salaries, $12,000 in unpaid directors fees owed to members of the Board of Directors, and $4,000 in unpaid out-of-pocket expenses due to an executive officer. Included in the December 31, 2019 accrued amount are unpaid out of pocket expenses due to an executive officer in the amount of $7,000.

Director Independence

The Company believes Mr. Bundros, Dr. Bunting, Mr. Buchler, Mr. Munn, and Mr. Green are independent, and Mr. Lane and Mr. Dickson is not independent.

Item 14. Principal Accounting Fees and Services

The Audit Committee has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2020.

Weinberg & Company, P.A. was first appointed in fiscal year 2002, and has audited our financial statements for fiscal years 2002 through 2020.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2020 and 2019.

	Amount
	Fiscal	Fiscal
Type of Fee	Year 2020	Year 2019
Audit (1)	$34,000	$83,000
Audit Related (2)	–	–
Taxes (3)	14,000	18,000
All Other (4)	–	–
Total	$48,000	$101,000

(1)	This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.
(2)	Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.
(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)     The following documents are filed as part of this Form 10-K.

Financial Statements:

Reference is made to the contents to the consolidated financial statements of QS Energy, Inc. under Item 7 of this Form 10-K.

(b)     Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.QS

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant
3.1(6)	Articles of Merger
3.1(5)	Amendment to Articles of Incorporation (12/20/13)
3.1(15)	Second amendment to Articles of Incorporation (10/12/17)
3.2(4)	Amended and Restated Bylaws of the Registrant
3.2(8)	Amendment to the Amended and Restated Bylaws
10.1(2)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.2(3)	License Agreement between the Registrant and Temple University dated August 9, 2011
10.4(7)	Registrant’s Business Plan
10.8(9)	Jason Lane Employment Agreement effective April 1, 2017
10.9(10)	Michael McMullen Employment Agreement effective April 1, 2017
10.10(11)	Bigger Separation Agreement effective April 1, 2017
10.13(12)	Forms of Convertible Note, Warrant, and Securities Purchase Agreement in 2017 Spring Offering
10.11(13)	Amendment to the License Agreement between the Registrant and Temple University
10.12(14)	Submission of Matters to a Vote of Security Holders
10.13(16)	Amendment to Jason Lane employment agreement
10.14(17)	Form of Spring 2018 Securities Purchase Agreement
10.15(18)	Form of Winter 2018-2019 Offering Securities Purchase Agreement
10.16(18)	Amendment to Jason Lane employment agreement effective April 1, 2019
10.17(18)	Amendment to Michael McMullen employment agreement effective April 1, 2019
10.18(19)	Fourth Amendment to Jason Lane employment agreement effective February 15, 2020
10.19(19)	Third Amendment to Michael McMullen employment agreement effective February 15, 2020
21(17)	List of Subsidiaries
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000
(2)	Incorporated by reference from Registrant’s Form 8-K filed on February 8, 2007
(3)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2011
(4)	Incorporated by reference from Registrant’s Form 8-K filed on July 8, 2013
(5)	Incorporated by reference from Registrant’s Form 8-K filed on December 20, 2013
(6)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2015
(7)	Incorporated by reference from Registrant’s Form 8-K filed on December 1, 2015
(8)	Incorporated by reference from Registrant’s Form 8-K filed on November 14, 2016
(9)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(10)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(11)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(12)	Incorporated by reference from Registrant’s Form 8-K filed June 6, 2017
(13)	Incorporated by reference from Registrant’s Form 8-K filed July 14, 2017
(14)	Incorporated by reference from Registrant’s Form 8-K filed July 19, 2017
(15)	Incorporated by reference from Registrant’s Form 8-K filed October 12, 2017
(16)	Incorporated by reference from Registrant’s Form 10-Q filed November 14, 2017
(17)	Incorporated by reference from Registrant’s Form 10-K filed April 2, 2018
(18)	Incorporated by reference from Registrant’s Form 10-K filed April 1, 2019
(19)	Incorporated by reference from Registrant’s Form 10-K filed March 30, 2020

Item 16: Form 10-K Summary

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorize.

QS Energy, Inc.

Date: July 22, 2021	By:	/s/ Cecil Bond Kyte
Cecil Bond Kyte
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cecil Bond Kyte as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Cecil Bond Kyte	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors	July 22, 2021
Cecil Bond Kyte

/s/ Donald Dickson	Director	July 22, 2021
Donald Dickson

/s/ Eric Bunting, M.D.	Director	July 22, 2021
Eric Bunting, M.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

QS ENERGY, INC. AND SUBSIDIARIES

DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

QS Energy, Inc. and Subsidiaries

Carson City, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QS Energy, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced recurring operating losses and negative operating cash flows since inception, has a stockholders’ deficit, and has financed its working capital requirements through the recurring sale of its debt and equity securities. In addition, as of December 31, 2020, notes payable with an aggregate balance of $1,128,000 and certain obligations to a former officer are past due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Issuance of convertible notes

As discussed in Note 5 to the consolidated financial statements, during 2020 the Company issued investment units consisting of secured promissory notes which are convertible into shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock. The Company allocated the proceeds received from the sale of the investment units to the convertible notes and warrants based upon their relative fair value and then evaluated the effective conversion price of the convertible notes and discerned a beneficial conversion feature required recognition. The Company used a Black Scholes Option Pricing Model, which uses certain assumptions related to expected life of the warrants, expected volatility, risk-free interest rates, and future dividends, to determine the fair value of the warrants.

We identified the accounting for the issuance of the convertible notes and warrants as a critical audit matter because of the significance of the account balances, and due to the complexity involved in assessing the classification and presentation of the convertible note and its embedded conversion feature, and the warrants. The auditing for these transactions required a high degree of audit judgement including evaluating the reasonableness of the significant judgements made by Management in determining the appropriate accounting.

The primary audit procedures we performed to address this critical audit matter included the following, among others:

•	We inspected the convertible note and warrant agreements, and relevant documentation.
•	We evaluated the Company’s conclusions regarding the application of relevant accounting guidance to the accounting for the convertible notes and warrants, including the classification and presentation of each respective instrument.
•	We evaluated the reasonableness of the Company’s methodology for allocation of proceeds including the Company’s consideration of relevant accounting standards.
•	We evaluated the reasonableness and appropriateness of the Company’s valuation models including testing the accuracy and completeness of such calculations which included an assessment of the data and assumption used by Management, such as expected life, expected volatility, the risk-free interest rate, and the dividend rate, and tested the mathematical accuracy of those calculations.
•	We developed independent estimates for the fair value of the conversion feature and warrants issued based on the assumptions and data used by Management.

We have served as the Company’s auditor since 2002.

/s/ Weinberg & Company, P.A.

Los Angeles, California

July 22, 2021

QS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2020	2019
ASSETS
Current assets:
Cash	$52,000	$479,000
Prepaid expenses and other current assets	46,000	96,000
Total current assets	98,000	575,000
Property and equipment, net of accumulated depreciation of $87,000 and $80,000 at December 31, 2020 and 2019, respectively	16,000	23,000
Other assets	–	2,000
Total assets	$114,000	$600,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$1,491,000	$1,255,000
Accounts payable and accrued expenses	700,000	557,000
Accrued expenses-related parties	95,000	7,000
Convertible notes payable, net of discounts of $83,000 and $153,000 at December 31, 2020 and 2019, respectively	1,183,000	1,050,000
PPP Loan payable	152,000	–
Total current liabilities	3,621,000	2,869,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value: 500,000,000 shares authorized, 323,181,243 and 310,111,536 shares issued and outstanding at December 31, 2020 and 2019, respectively	323,182	310,111
Additional paid-in capital	117,373,818	116,209,889
Accumulated deficit	(121,204,000)	(118,789,000)
Total stockholders’ deficit	(3,507,000)	(2,269,000)
Total liabilities and stockholders’ deficit	$114,000	$600,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31
	2020	2019
Revenues	$–	$–

Operating expenses	1,468,000	2,159,000
Research and development expenses	355,000	891,000
Loss from operations	(1,823,000)	(3,050,000)

Interest and financing expense	(592,000)	(2,571,000)
Net Loss	$(2,415,000)	$(5,621,000)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)
Weighted average common shares outstanding, basic and diluted	316,461,135	290,559,027

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	256,123,515	$256,123	$111,429,877	$(113,168,000)	$(1,482,000)
Proceeds from the exercise of options and warrants	11,167,690	11,168	636,832	–	648,000
Fair value of common stock issued on conversion of notes payable	42,570,331	42,570	2,330,430	–	2,373,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	1,362,000	–	1,362,000
Fair value of options and warrants issued as compensation	–	–	383,000	–	383,000
Common stock issued for services	250,000	250	67,750	–	68,000
Net loss	–	–	–	(5,621,000)	(5,621,000)
Balance, December 31, 2019	310,111,536	310,111	116,209,889	(118,789,000)	(2,269,000)

Proceeds from the exercise of options and warrants	1,215,000	1,215	59,785	–	61,000
Fair value of common stock issued on conversion of notes payable	9,854,707	9,856	400,144	–	410,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	299,000	–	299,000
Fair value of options and warrants issued as compensation	–	–	377,000	–	377,000
Common stock issued for sale of common stock	2,000,000	2,000	28,000	–	30,000
Net loss	–	–	–	(2,415,000)	(2,415,000)
Balance, December 31, 2020	323,181,243	$323,182	$117,373,818	$(121,204,000)	$(3,507,000)

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31
	2020	2019
Cash flows from Operating Activities
Net loss	$(2,415,000)	$(5,621,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	377,000	383,000
Issuance of common stock for services	–	68,000
Amortization of debt discount	398,000	2,446,000
Accrued interest expense	145,000	68,000
Depreciation and amortization	7,000	7,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	52,000	(62,000)
Accounts payable and accrued expenses	143,000	(101,000)
Accounts payable – license agreements	236,000	182,000
Accounts payable and accrued expenses – related parties	88,000	(48,000)
Net cash used in operating activities	(969,000)	(2,678,000)
Cash flows from investing activities
Purchase of equipment	–	(6,000)
Net cash used in investing activities	–	(6,000)
Cash flows from financing activities
Net proceeds from private sale of restricted common stock	30,000	–
Net proceeds from issuance of convertible notes and warrants	299,000	1,362,000
Net proceeds from exercise of warrants and options	61,000	648,000
Proceeds from loan payable	152,000	–
Net cash provided by financing activities	542,000	2,010,000
Net decrease in cash	(427,000)	(674,000)
Cash, beginning of period	479,000	1,153,000
Cash, end of period	$52,000	$479,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$1,600
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$410,000	$2,373,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	$299,000	$1,362,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

QS Energy develops and seeks to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that in a lab and other tests has shown to reduce crude oil viscosity by applying a high intensity electrical field to crude oil while in transit. AOT technology has shown to deliver reductions in crude oil viscosity and pipeline pressure loss as demonstrated in independent third-party tests performed by the U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™, at full-scale test facilities in the U.S. and China, and under commercial operating conditions on one of North America’s largest high-volume crude oil pipelines. The AOT product is still in development and testing and has transitioned from laboratory testing to initial demonstration and continued testing in advance of our goal of seeking commercial acceptance and adoption by the upstream and midstream pipeline marketplace. The Company continues to devote the bulk of efforts to the promotion, design, testing and the commercial manufacturing and test operations of crude oil pipeline products in the upstream and midstream energy sector. QS Energy’s efforts in the foregoing regard have been substantially hampered by a lack of capital. The Company should be able to continue its efforts to commercialize its AOT product during 2021 only if sufficient capital is raised to do so. The Company can provide no assurances in its ability to raise the capital needed to continue efforts in 2021, or that any such capital will be available to it on acceptable terms and conditions.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the twelve-months ended December 31, 2020, the Company incurred a net loss of $2,415,000, used cash in operations of $969,000 and had a stockholders’ deficit of $3,507,000 as of December 31, 2020. In addition, as of December 31, 2020, twenty-two notes payable with an aggregate balance of $1,128,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2020, the Company had cash on hand in the amount of $52,000. Management estimates that the current cash on hand will be sufficient to continue operations through August 2021, or, subject to actual costs incurred in implementing design modifications to our AOT demonstration project described. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2021 and beyond.

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results. Based upon management’s annual review, no impairments were recorded for the years ended December 31, 2020 and 2019.

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

For the years ended December 31, 2020 and 2019, the dilutive impact of outstanding stock options of 32,480,601 shares and 39,750,603 shares; outstanding warrants of 8,683,677 shares and 13,065,084 shares; and notes convertible into approximately 13,184,099 and 12,914,110 shares of our common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock-based payments to officers, directors, employees, and consultants by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards.

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

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT product, all patent costs are expensed as incurred. During the years ended December 31, 2020 and 2019, patent costs were $15,000 and $69,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

Convertible Notes Payable

The Company accounts for convertible notes payable (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with ASC 470-20, Debt with Conversion and Other Options. Accordingly, the Company records, when necessary, discounts to convertible notes payable for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company determined that the embedded conversion options in its issued convertible notes payable do not meet the definition of a derivative liability.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statement presentation or disclosures.

In December 2019, the Financial Accounting Standards board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 will be effective January 1, 2021. The adoption of ASU 2019-12 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures subsequent to its adoption.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 will be effective January 1, 2024, and a cumulative-effect adjustment to the opening balance of retained earnings is required upon adoption. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The adoption of ASU 2020-06 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures subsequent to its adoption, with any effect being largely dependent on the composition and terms of outstanding financial instruments at the time of adoption.

3.	Related Party Transactions

Accrued Expenses – Related Parties

Accrued Expenses – Related Parties consists of unused vacation of officers, unreimbursed out-of-pocket expenses incurred by officers, and unpaid board and committee fees to members of the Company’s Board of Directors. As of December 31, 2020 and 2019, total accrued expenses – related parties amounted to $95,000 and $7,000, respectively.

Leases with Related Parties

The Company’s executive offices were located at 23902 FM 2978, Tomball, Texas 77375 (“Tomball Facility”). The Tomball Facility was leased from JBL Energy Partners, an entity solely owned by Jason Lane, the former CEO. The Tomball Facility was under a month-to-month lease initiated in April 2017 (“Tomball Lease”) at lease rate of $1,500 per month. Subsequent to the addition of a laboratory facility and outdoor storage facility for large equipment, the Tomball Lease was amended effective April 2019 increasing the lease rate to $5,000 per month. Total rent expense under this lease during the years ended December 31, 2020, and 2019 was $60,000 and $49,500, respectively which are included as part of Operating Expenses in the attached consolidated statements of operations. As of December 31, 2020, balance payable to JBL Energy Partners was $13,000 which is included as part of accounts payable and accrued expenses in the attached consolidated balance sheets. The Tomball Lease was terminated in connection with the resignation of Mr. Lane as a Director and Chairman of the Board of the Company.

4.	Property and Equipment

At December 31, 2020 and 2019, property and equipment consists of the following:

	December 31,
	2020	2019

Office equipment	$36,000	$36,000
Furniture and fixtures	5,000	5,000
Testing equipment	37,000	37,000
Leasehold Improvements	25,000	25,000
Subtotal	103,000	103,000
Less accumulated depreciation	(87,000)	(80,000)
Total	$16,000	$23,000

Depreciation expense for the years ended December 31, 2020 and 2019 was $7,000 and $7,000, respectively.

5.	Convertible Notes and Warrants

	December 31,
	2020	2019

Convertible notes	$953,000	$1,019,000
Accrued interest	313,000	184,000
Subtotal	1,266,000	1,203,000
Convertible note discount	(83,000)	(153,000)
Total	$1,183,000	$1,050,000

As of December 31, 2018, there were $1,886,000 convertible notes and $123,000 accrued interest outstanding and unamortized debt discount of $1,100,000.

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

During the year ended December 31, 2020, the Company issued similar convertible promissory notes in the aggregate of $329,000 for cash proceeds of $299,000, net of OID of $30,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued 10% less than its face value, are unsecured, mature in twelve months from issuance and convertible at $0.02 to $0.035 per share. In addition, the Company also granted these note holders warrants to purchase 5,717,017 shares of the Company’s common stock. The warrants are fully vested, exercisable at $0.03 to $0.035 per share and expire one year from the date of issuance. As a result, the Company recorded a note discount of $329,000 to account for the relative fair value of the warrants, the notes’ BCF and OID. The note discounts are being amortized over the life of the notes or were amortized in full upon the conversion of the corresponding notes to common stock. During 2020, a total of $410,000 of notes and accrued interest payable were converted into 9,854,707 shares of common stock, and note discount amortization of $398,000 was recorded as interest expense. As of December 31, 2020, total outstanding notes payable amounted to $953,000 which are due through December 2020 and unamortized note discount of $83,000.

During the year ended December 31, 2020, the Company accrued interest of $145,000 related to certain past due notes payable. As of December 31, 2020 total accrued interest amounted to $313,000 which was included as part of convertible notes payable in the accompanying consolidated balance sheet. As of December 31, 2020, twenty-two notes payable with an aggregate balance of $1,128,000 are past due. In addition, subsequent to December 31, 2020, five notes payable with an aggregate balance of $77,000 became past due. The Company is currently in negotiations with these note holders to settle these past due notes payable.

As of December 31, 2020, these notes payable are convertible to approximately 13,184,099 shares of common stock at conversion rates ranging from $0.05 to $0.48 per share.

In June 2020, the Company was granted a loan (the “PPP loan”) from Cadence Bank in the aggregate amount of $151,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan agreement is dated June 18, 2020, matures on June 18, 2025, bears interest at a rate of 1% per annum, with the first six months of interest deferred, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The Company applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, it cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of December 31, 2020.

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

For the years ended December 31, 2020 and 2019, our research and development expenses were $355,000 and $891,000, respectively.

AOT Prototypes

During the years ended December 31, 2020 and 2019, the Company incurred total expenses of $167,000 and $703,000, respectively, in the manufacture and testing of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

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

During fiscal year 2017, the Company and Temple amended the Second Temple License agreement. Pursuant to the amendment, the Company and Temple agreed to defer payment of $135,000 of the amount payable until such time the Company generates revenues totaling $835,000 from the license. In addition, the parties agreed that the unpaid balance of $135,000 will accrue interest of 9% per annum. As of December 31, 2019, the total unpaid fees and interest due to Temple pursuant to these agreements are $1,255,000.

During 2020 the Company incurred an additional $236,000 of costs which includes the $188,000 annual license fee and $48,000 of interest. As of December 31, 2020, total unpaid fees and interest due to Temple pursuant to these agreements are $1,491,000. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $1,356,000 are deemed past due. The Company is currently in negotiations with Temple to settle or cure the past due balance.

7.	Common Stock Transactions

Year Ending December 31, 2020

During the year ended December 31, 2020, the Company issued an aggregate of 13,069,707 shares of its common stock as follows:

•	The Company issued 2,000,000 shares of its common stock upon the private sale for proceeds of $30,000 valued at $0.015 per share.

•	The Company issued 9,854,707 shares of its common stock upon the conversion of $410,000 in convertible notes pursuant to the convertible notes conversion prices of $0.02 to $0.15 per share.

•	The Company issued 1,155,000 shares of its common stock upon the exercise of warrants for proceeds of $58,000 at exercise price of $0.05 per share.
•	The Company issued 60,000 shares of its common stock upon the exercise of options for proceeds of $3,000 at exercise price of $0.05 per share.

Year Ending December 31, 2019

During the year ended December 31, 2019, the Company issued an aggregate of 53,988,021 shares of its common stock as follows:

•	The Company issued 42,570,331 shares of its common stock upon the conversion of $2,373,000 in convertible notes pursuant to the convertible notes conversion prices of $0.05 to $0.48 per share.

•	The Company issued 10,629,493 shares of its common stock upon the exercise of warrants for proceeds of $577,000 at an exercise prices $0.05 to $0.15 per share.

•	The Company issued 538,197 shares of its common stock upon the exercise of options for proceeds of $71,000 at an exercise price of $0.08 to $0.18 per share.
•	The Company issued 250,000 shares of its common stock at a value of $0.27 per share or $68,000 in exchange for services rendered.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options and warrants vest and expire according to terms established at the grant date.

Options

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. The weighted average, remaining contractual life of employee and non-employee options outstanding at December 31, 2020 was 5.5 years. Stock option activity for the period January 1, 2019 to December 31, 2020, was as follows:

	Options	Weighted Avg. Exercise Price
Options outstanding, December 31, 2018	35,301,300	$0.22
Options granted	4,987,500	0.08
Options exercised	(538,197)	0.13
Options cancelled	–	–
Options outstanding, December 31, 2019	39,750,603	$0.20
Options granted	3,599,998	0.12
Options exercised	(60,000)	0.05
Options cancelled	(10,810,000)	0.25
Options outstanding, December 31, 2020	32,480,601	$0.18

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of December 31, 2020 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.24	21,505,551	7.0	$0.10	21,405,551	$0.10
$ 0.25 - $ 0.49	10,353,552	2.5	0.30	10,353,552	0.30
$ 0.50 - $ 0.99	471,052	3.3	0.85	471,052	0.85
$ 1.00 - $ 2.00	150,446	2.6	1.18	150,446	1.18
	32,480,601	5.5	$0.18	32,380,601	$0.18

As of December 31, 2020, the market price of the Company’s stock was $0.02 per share. At December 31, 2020 the aggregate intrinsic value of the options outstanding was $0. Future unamortized compensation expense on the unvested outstanding options at December 31, 2020 is approximately $1,000.

Year Ending December 31, 2020

In January through December 31, 2020, the Company issued options to purchase a total of 3,599,998 shares of common stock to employees, officers and members of the Board of Directors with a fair value of $373,000 using the Black-Scholes Option Pricing model. The options are exercisable at $0.02 to $0.15 per share, vesting over 3 to 12 months and expiring ten years from the date of grant.

During the year ended December 31, 2020, the Company recognized compensation costs of $361,000 based on options that vested.

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

Black-Scholes Option Pricing

The Company used the following average assumptions in its calculation using the Black-Scholes Option Pricing model:

	Years Ended
	2020	2019
Expected life (years)	5.5	5.0
Risk free interest rate	1.7%	2.4%
Volatility	138%	123%
Expected dividend yield	0%	0%

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

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants.

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, December 31, 2018	21,055,355	$0.09
Warrants granted	11,180,084	0.07
Warrants exercised	(10,629,493)	0.05
Warrants cancelled	(8,540,862)	0.07
Warrants outstanding, December 31, 2019	13,065,084	$0.11
Warrants granted	6,117,013	0.03
Warrants exercised	(1,155,000)	0.05
Warrants cancelled	(9,343,420)	0.07
Warrants outstanding, December 31, 2020	8,683,677	$0.11

At December 31, 2020 the price of the Company’s common stock was $0.02 per share and the aggregate intrinsic value of the warrants outstanding was $0. As of December 31, 2020, 8,650,344 warrants were fully vested and 33,333 warrants vest in January 2021.

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.05 - $ 0.24	6,613,677	0.8	$0.04	6,580,344	$0.04
$ 0.25 - $ 0.49	2,000,000	0.8	0.30	2,000,000	0.30
$ 0.50 - $ 1.00	70,000	3.3	0.80	70,000	0.80
	8,683,677	0.8	$0.11	8,650,344	$0.11

Year Ending December 31, 2020

•	In March through December 2020, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 5,717,017 shares of common stock with an exercise price of $0.03 to $0.035 per share, vesting immediately upon grant and expiring one year from the date of grant. See Note 5 for further discussion.

•	In April through December 2020, pursuant to terms of a consulting agreement, the Company granted warrants to purchase 399,996 shares of common stock with an exercise price of $0.02 to $0.08 per share, vesting 1 to 3 months from the date of grant and expiring two years from the date of grant. Total fair value of these options at grant date was approximately $16,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 0.11% to 0.19%; volatility of 188% to 200%; and dividend yield of 0%. During the year ended December 31, 2020, the Company recognized compensation expense of $16,000 based on the fair value of the warrants that vested.

Year Ending December 31, 2019

•	In February through December 2019, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 10,913,420 shares of common stock with an exercise price of $0.05 to $0.15 per share, vesting immediately upon grant and expiring one year from the date of grant. See Note 5 for further discussion.

•	In May through December 2019, pursuant to terms of a consulting agreement, the Company granted warrants to purchase 266,664 shares of common stock with an exercise price of $0.11 to $0.24 per share, vesting 1 to 3 months from the date of grant and expiring two years from the date of grant. Total fair value of these options at grant date was approximately $27,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 1.56% to 1.63%; volatility of 148% to 163%; and dividend yield of 0%. During the year ended December 31, 2019, the Company recognized compensation expense of $24,000 based on the fair value of the warrants that vested.

9.	Commitments and Contingencies

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

Contractual Commitments

The Company’s contractual commitments for future periods, licensing agreements and minimum guaranteed compensation payments as described in the following table and associated footnotes:

Year ending December 31,	License Agreements (1)	Compensation Agreements (2)	Total Obligations
2021	$187,500	$197,000	$384,500
2022	187,500	–	187,500
2023	187,500	–	187,500
2024	187,500	–	187,500
2025	187,500	–	187,500
Total	$937,500	$197,000	$1,134,500

___________________

(1)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party. For details of the Temple Licensing Agreements, see Note 6 of the Financial Statements, attached hereto.
(2)	Consists of certain contractually provided benefits to a former executive officer pursuant to a severance agreement and amendments thereto. As of December 31, 2020, $197,000 was the balance due under this agreement and was included as part of Accounts payable and accrued expenses in the accompanying consolidated balance sheet. The Company is in arrears in payments due under the severance agreement and amendments thereto. The former executive officer disputes the amount identified in the above chart, claiming the above amount is less than the amount to which he believes he is owed. Absent an agreement to settle the dispute, and in the event the former executive officer elects to initiate litigation regarding the dispute, including claims for interest and penalties to which the former executive officer believes he is entitled, the Company has reserved, and if necessary and appropriate will assert, all factual and legal defenses, counter-claims, rights, and remedies it may have in any such suit.

10.	Income Taxes

The Company did not provide for any Federal and State income tax for the years ended December 31, 2020 and 2019 due to the Company’s net losses, other than $1,600 for the minimum state tax provision which was reported as part of operating expense in the accompanying statements of operations. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2020	2019
Computed tax provision (benefit) at federal statutory rate (21%)	$(295,000)	$(614,000)
State income taxes, net of federal benefit (0%)	–	–
Valuation allowance	295,000	(614,000)
Income tax provision	$–	$–

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31,
	2020	2019
Net operating loss carry forwards	$12,842,000	$12,369,000
Stock based compensation	(79,000)	(80,000)
Other temporary differences	(17,000)	42,000
Valuation allowance	(12,746,000)	(12,331,000)
Total deferred taxes net of valuation allowance	$–	$–

As of December 31, 2020, the Company had net operating losses available for carry forward for state and federal tax purposes of approximately $61 million expiring through 2040. These carry forward benefits will be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

As of December 31, 2020, the Company recorded a valuation allowance of $12,746,000 for its deferred tax assets since the Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. This valuation is based on the federal corporate tax rate of 21%.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2020 and 2019, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Texas. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2020, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2020 and 2019.

11.	Subsequent Events

Effective April 9, 2021, Richard Munn and William Green each voluntarily resigned as a Director of the Company and all committees thereof.

Effective April 15, 2021, Jason Lane and Thomas Bundros each voluntarily resigned as a Director of the Company, and all committees thereof. Concurrently, effective that date, Mr. Lane also voluntarily resigned as Chairman of the Board of the Company.

Effective April 15, 2021, Michael McMullen voluntarily resigned as the Chief Financial Officer (“CFO”) of the Company. Notwithstanding, Mr. McMullen has agreed to continue to serve the Company on a consulting basis for a limited time to assist the Company in its transition to new management. Additionally, effective April 15, 2021, Don Dickson resigned as the interim Chief Executive Officer (“CEO”) of the Company.

The remaining Board members, namely, Don Dickson and Eric Bunting, appointed Cecil Bond Kyte to serve, effective April 15, 2021, as the Company’s Chief Executive Officer and Chief Financial Officer on such mutually acceptable terms and conditions to be determined at a later date, based on and subject to the Company’s financial condition and viability. Currently, Mr. Kyte will not receive any cash or stock consideration for his roles as CEO and CFO of the Company until approved by the Board. Currently, there is no agreement or arrangement regarding compensation for Mr. Kyte in his roles as CEO and CFO of the Company. Additionally, effective April 15, 2021, the remaining Board members appointed Mr. Kyte to serve on the Company’s Board of Directors as a Class I Director and to serve as the Company’s Chairman of the Board. The Board also approved a resolution suspending all Board compensation effective January 1, 2021, payable under the Company’s May 6, 2014, Board compensation policy as amended January 1, 2015.

From January 1, 2021, through July 22, 2021, the Company issued and sold to accredited US investors and non-U.S. investors an aggregate of $153,000 Convertible Promissory Notes (the “Notes”) and warrants to purchase an aggregate of 3,822,500 shares of common stock (the “Warrants”). The Company received proceeds from the closing of the private placement of $139,000, which funds were used, and are being used, for general corporate purposes and working capital.

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

Additionally, from the January 1, 2021, through July 22, 2021, the Company sold 8,533,333 shares of common stock for aggregate consideration of $128,000, or $0.015 per share to Cecil Bond Kyte. During this same period, the Company issued and sold to Mr. Kyte a Convertible Note for $117,000, in the face amount of $128,700. The Note is unsecured, matures in twelve months from issuance and is convertible into 6,435,000 shares of common stock of the Company at $0.02 per share. As part of issuance of the Note, the Company granted Mr. Kyte a Warrant to purchase 3,217,500 shares of the Company’s common stock. The warrant is fully vested, exercisable at $0.03 per share and expires one year from the date of issuance.

