Form 10-Q
period 2021-03-31
QS Energy, Inc.
filed 2021-08-23
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 9, 2021 was 345,865,564.

EXPLANATORY NOTE

We are delinquent in our SEC filing obligations regarding this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, due, in substantial part, as reported in our Form 8-K filed with the SEC on April 16, 2021, to our lack of sufficient working capital, at that time, to have our financial statements audited on a timely basis for the year ended December 31, 2020. Thereafter, following our receipt of limited working capital, the audit of our financial statements was completed, and our annual report on Form 10-K for the year ended December 31, 2020 was filed, although late, with the SEC on July 22, 2021. That filing has now allowed us to file, although again late, this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Forward-Looking Statements

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

i

QS ENERGY, INC.
FORM 10-Q

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31,
	(unaudited)	2020
ASSETS
Current assets:
Cash	$53,000	$52,000
Prepaid expenses	15,000	46,000
Total current assets	68,000	98,000
Property and equipment, net of accumulated depreciation of $88,000 and $87,000 at March 31, 2021 and December 31, 2020, respectively	15,000	16,000
Total assets	$83,000	$114,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$1,550,000	$1,491,000
Accounts payable and accrued expenses	758,000	700,000
Accrued expenses and accounts payable-related parties	132,000	95,000
Convertible debentures, net of discounts of $19,000 and $83,000 at March 31, 2021 and December 31, 2020, respectively	1,267,000	1,183,000
PPP loan payable	152,000	152,000
Total current liabilities	3,859,000	3,621,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value: 500,000,000 shares authorized, 328,381,243 and 323,181,243 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	328,382	323,182
Additional paid-in capital	117,440,618	117,373,818
Accumulated deficit	(121,545,000)	(121,204,000)
Total stockholders’ deficit	(3,776,000)	(3,507,000)
Total liabilities and stockholders’ deficit	$83,000	$114,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended
	March 31,
	2021	2020

Revenues	$–	$–

Costs and Expenses
Operating expenses	214,000	532,000
Research and development expenses	47,000	70,000
Loss from operations	(261,000)	(602,000)

Other expense
Interest and financing expense	(110,000)	(164,000)

Net Loss	$(371,000)	$(766,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	323,167,576	311,063,681

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the Three months Ended MARCH 31, 2021 and march 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2020	310,111,536	$310,111	$116,209,889	$(118,789,000)	$(2,269,000)
Common stock issued on exercise of warrants and options	1,215,000	1,215	59,785	–	61,000
Fair value of common stock issued on conversion of notes payable	3,645,673	3,646	215,354	–	219,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	35,000	–	35,000
Fair value of options and warrants issued as compensation	–	–	121,000	–	121,000
Net loss	–	–	–	(766,000)	(766,000)
Balance, March 31, 2020	314,972,209	$314,972	$116,641,028	$(119,555,000)	$(2,599,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	323,181,243	$323,182	$117,373,818	$(121,204,000)	$(3,507,000)
Adjustment for adoption of ASU 2020-06			(60,000)	30,000	(30,000)
Fair value of common stock issued on conversion of notes payable	2,200,000	2,200	41,800	–	44,000
Fair value of warrants and beneficial conversion feature of issued convertible notes	–	–	30,000	–	30,000
Fair value of options and warrants issued as compensation	–	–	13,000	–	13,000
Fair value of common stock issued in private sale of securities	3,000,000	3,000	42,000	–	45,000
Net loss	–	–	–	(371,000)	(371,000)
Balance, March 31, 2021	328,381,243	$328,382	$117,440,618	$(121,545,000)	$(3,776,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Three months ended
	March 31,
	2021	2020
Cash flows from Operating Activities
Net loss	$(371,000)	$(766,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	13,000	121,000
Amortization of debt discount and accrued interest	98,000	152,000
Depreciation and amortization	1,000	2,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	31,000	41,000
Accounts payable and accrued expenses	58,000	92,000
Accounts payable – license agreements	59,000	59,000
Accounts payable and accrued expenses – related parties	37,000	(2,000)
Net cash used in operating activities	(74,000)	(301,000)
Cash flows from financing activities
Net proceeds from private sale of restricted common stock	45,000
Net proceeds from issuance of convertible notes and warrants	30,000	35,000
Net proceeds from exercise of warrants and options	–	61,000
Net cash provided by financing activities	75,000	96,000
Net increase (decrease) in cash	1,000	(205,000)
Cash, beginning of period	52,000	479,000
Cash, end of period	$53,000	$274,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Adjustment for adoption of ASU 2020-06	$30,000	$–
Conversion of convertible debentures to common stock	$44,000	$219,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	$30,000	$35,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

1.	Description of Business

QS Energy, Inc. (“QS Energy”, “Company”) was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter Bulletin Board. More information including the Company’s fact sheet, logos, media articles, and update information are available at our corporate website, www.qsenergy.com.

QS Energy develops and is seeking to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT is engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements. AOT is a 100% solid-state system that has shown to reduce crude oil viscosity by applying a high intensity electrical field to crude oil feedstock while in transit. The AOT product is seeking to transition from the testing, research and development stage to initial production for continued testing in advance of our goal of seeking acceptance and adoption by the midstream pipeline marketplace.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on July 22, 2021. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2021, the Company incurred a net loss of $371,000, used cash in operations of $74,000 and had a stockholders’ deficit of $3,746,000 as of that date. In addition, as of March 31, 2021, twenty three notes payable with an aggregate balance of $1,198,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2020 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2021, the Company had cash on hand in the amount of $53,000. Management estimates that the current funds on hand will be sufficient to continue operations through November 2021. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2021 and beyond.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At March 31, 2021 and 2020, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	March 31, 2021	March 31, 2020
Options	32,780,601	42,390,601
Warrants	9,058,676	6,749,883
Common stock issuable upon conversion of notes payable	15,721,479	3,645,673
Total	57,560,756	52,786,157

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

For the three-month periods ended March 31, 2021 and 2020 research and development costs were $47,000 and $70,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT product, all patent costs are expensed as incurred. During the three-month periods ended March 31, 2021 and 2020, patent costs were $4,000 and $6,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion accounting models.  As a result, the Company’s convertible debt instruments will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives.  For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception.  The Company early adopted ASU No. 2020-06 effective January 1, 2021 using the modified retrospective approach.  Upon adoption, the following changes resulted: (i) the intrinsic value of the beneficial conversion feature recorded in 2020 was reversed as of the effective date of adoption, thereby resulting in an increase in the convertible debentures with an offsetting adjustment to additional paid in capital and (ii) interest expense recorded in 2020 that was related to the amortization of the discount related to the beneficial conversion feature was reversed against opening accumulated deficit.  Accordingly, the adoption of ASU 2020-06 resulted in a decrease to accumulated deficit of $30,000, a decrease in addition paid in capital of $60,000, and an increase in total stockholders’ deficit of $30,000 on January 1, 2021.

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

Accrued Expenses

As of March 31, 2021 and December 31, 2020, the Company owed $197,000 and $197,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019 which were included as part of Accrued expenses and accounts payable on the accompanying balance sheet. The amount is to be repaid at an amount of $10,000 per month. During the three months ended March 31, 2021 the Company made no payments.

Accrued Expenses and Accounts Payable – Related Parties

Accrued expense – related parties consists of accrued current salaries of officers and fees due to members of the Board of Directors. As of March 31, 2021, and December 31, 2020, accrued expenses and accounts payable to related parties amounted to $132,000 and $95,000, respectively.

4.	Property and Equipment

At March 31, 2021 and December 31, 2020, property and equipment consisted of the following:

	March 31, 2021 (unaudited)	December 31, 2020

Office equipment	$36,000	$36,000
Furniture and fixtures	5,000	5,000
Testing Equipment	37,000	37,000
Leasehold Improvements	25,000	25,000
Subtotal	103,000	103,000
Less accumulated depreciation	(88,000)	(87,000)
Total	$15,000	$16,000

Depreciation expense for the three-month periods ended March 31, 2021 and 2020 was $1,000 and $2,000, respectively.

5.	Convertible Notes and loan payable

Convertible Notes

	March 31, 2021 (unaudited)	December 31, 2020
Convertible notes	$942,000	$953,000
Accrued interest	344,000	313,000
Subtotal	1,286,000	1,266,000
Convertible note discount	(19,000)	(83,000)
Balance on convertible notes, net of note discounts	$1,267,000	$1,183,000

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

During the three-month periods ended March 31, 2021, the Company issued similar convertible promissory notes in the aggregate of $33,000 for cash of $30,000 or a discount of $3,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued 10% less than its face value. The notes are unsecured, mature in twelve months from issuance and convertible at $0.02 per share. In addition, the Company also granted these note holders warrants to purchase 825,000 shares of the Company’ common stock. The warrants are fully vested, exercisable at $0.03 per share and will expire in one year. As a result, the Company recorded a note discount of $33,000 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature (BCF), and original issue discount (OID). The note discounts are being amortized over the term of the note or amortized in full upon the conversion to common stock. During the three-month period ended March 31, 2021 notes payable of $44,000 were converted into 2,200,000 shares of common stock.

As of March 31, 2021, total outstanding notes payable amounted to $942,000, accrued interest of $344,000 and unamortized note discount of $19,000 for a net balance of $1,267,000. A total of twenty-three notes in the aggregate of $1,198,000 have reached maturity and are past due.

As of March 31, 2021, these convertible notes payable are convertible to approximately 15,721,479 shares of common stock at conversion rates ranging from $0.05 to $0.48 per share.

The Company early adopted ASU No. 2020-06 effective January 1, 2021 using the modified retrospective approach. Upon adoption, the following changes resulted: (i) the intrinsic value of the beneficial conversion features recorded in 2020 was reversed as of the effective date of adoption, thereby resulting in an increase in the convertible debentures with an offsetting adjustment to additional paid in capital and (ii) interest expense recorded in 2020 that was related to the amortization of the discount related to the beneficial conversion feature was reversed against opening accumulated deficit. Accordingly, the adoption of ASU 2020-06 resulted in a decrease to accumulated deficit of $30,000, a decrease in addition paid in capital of $60,000, and an increase in total stockholders’ deficit of $30,000 on January 1, 2021.

PPP loan payable

In June 2020, the Company was granted a loan (the “PPP loan”) from Cadence Bank in the aggregate amount of $151,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan agreement is dated June 18, 2020, matures on June 18, 2025, bears interest at a rate of 1% per annum, with the first six months of interest deferred, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The Company applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, it cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of March 31, 2021.

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

For the three-month periods ended March 31, 2021 and 2020, our research and development expenses were $47,000 and $70,000, respectively.

AOT Prototypes

During the periods ended March 31, 2021 and 2020, the Company incurred total expenses of $0 and $23,000, respectively, in the manufacture and testing of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

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

Total expenses recognized during each three-month period ended March 31, 2021 and 2020 pursuant to these two License Agreements amounted to $47,000 and has been reflected in Research and Development expenses on the accompanying consolidated statements of operations. In the three-month periods ended March 31, 2021 and 2020, the Company also recognized penalty interest on past-due balances of $12,000 and $12,000, respectively, which is included as part of interest and financing expense in the accompanying statements of operations.

As of March 31, 2021 and December 31, 2020, total unpaid fees due to Temple pursuant to these agreements are $1,550,000 and $1,491,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $1,415,000 are deemed past due. The Company is currently in discussions with Temple to settle or cure the past due balance.

No revenues were earned from the two License Agreements during the three-month periods ended March 31, 2021 and March 31, 2020.

7.	Common Stock

During the three months ended March 31, 2021, the Company issued 5,200,000 shares of its common stock as follows:

•	The Company issued 2,200,000 shares of its common stock upon the conversion of $44,000 in convertible notes pursuant to the convertible notes conversion price of $0.02 per share.

•	The Company issued 3,000,000 shares of its common stock upon the private sale for proceeds of $45,000 valued at $0.015 per share.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options vest and expire according to terms established at the grant date.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at March 31, 2021 was 5.3 years. Stock option activity for the period January 1, 2021 up to March 31, 2021, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2021	32,480,601	$0.18
Granted	300,000	0.03
Exercised	–	–
Forfeited	–	–
March 31, 2021	32,780,601	$0.18

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of March 31, 2021 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.05 - $0.24	21,805,551	6.8	$0.10	21,705,551	$0.10
$0.25 - $0.49	10,353,552	2.3	0.30	10,353,552	0.30
$0.50 - $0.99	471,052	3.1	0.85	471,052	0.85
$1.00 - $2.00	150,446	2.3	1.18	150,446	1.18
	32,780,601	5.3	0.18	32,680,601	0.18

During the three-month period ending March 31, 2021, the Company granted options to purchase 300,000 shares of common stock to a former executive officer under terms of an employment agreement. The options are exercisable at $0.02 to $0.05 per share, vest monthly over a one-month period, and expire ten years from the date granted. Total fair value of these options at grant date was $9,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 10 years; risk free interest rate of 1.11%; volatility of 141% to 147% and dividend yield of 0%.

During the three-month periods ended March 31, 2021 and 2020, the Company recognized compensation costs based on the fair value of options that vested of $10,000 and $115,000 respectively.

At March 31, 2021, the Company’s closing stock price was $0.03 per share. The aggregate intrinsic value of the options outstanding at March 31, 2021 was $3,000. Future unamortized compensation expense on the unvested outstanding options at March 31, 2021 is approximately $2,000 to be recognized through April 2021.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2021 up to March 31, 2021.

	Warrants	Weighted Avg. Exercise Price
January 1, 2021	8,683,677	$0.11
Granted	924,999	0.03
Exercised	–	–
Cancelled	(550,000)	0.04
March 31, 2021	9,058,676	$0.11

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of March 31, 2021 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	6,988,676	0.6	$0.04	6,955,343	$0.04
$0.25 - $0.49	2,000,000	0.6	0.30	2,000,000	0.30
$0.50 - $1.00	70,000	3.1	0.80	70,000	0.80
	9,058,676	0.6	0.11	9,025,343	0.11

In the three-month period ending March 31, 2021, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 825,000 shares of common stock with an exercise price of $0.03 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 5, above).

In the three-month period ending March 31, 2021, the Company issued warrants to purchase 99,999 shares of common stock in exchange for services. The warrants are exercisable at a price of $0.03 to $0.05, vesting one month from the date of grant and expiring two years from the date of grant. Total fair value of these options at grant date was $3,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 0.13%; volatility of 204% to 219% and dividend yield of 0%. During the three-month periods ended March 31, 2021, the Company recognized compensation costs based on the fair value of warrants that vested of $3,000.

At March 31, 2021, the aggregate intrinsic value of the warrants outstanding was $1,000.

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

From April 1, 2021, through August 18, 2021, the Company issued and sold to accredited US investors and non-U.S. investors an aggregate of $283,000 Convertible Promissory Notes (the “Notes”) and warrants to purchase an aggregate of 5,983,998 shares of common stock (the “Warrants”). The Company received proceeds from the closing of the private placement of $139,000, which funds were used, and are being used, for general corporate purposes and working capital.

The Notes are due twelve (12) months from their respective issuance dates (the “Maturity Date”). The Notes do not bear interest and were issued in the face amount equal to 110% of the purchasers’ commitments. The Notes are convertible into shares of the Company’s common stock at a rate of $0.02 to $0.03 per share. If the Notes are not paid in full by the Maturity Date, the balance remaining on the Maturity Date shall be increased by 10% and the Company shall be required to pay interest at a rate of 10% per annum thereon until all sums thereunder are paid in full.

The Warrants are exercisable into shares of the Company’s common stock for a term of one (1) year at an exercise price of $0.03 to $0.04 per share. The Warrants also contain provisions that protect the holders against dilution by adjustment of the conversion price in certain events involving a reduction or increase in the Company’s shares.

Additionally, from the April 1, 2021 through August 18, 2021, the Company sold 8,533,333 shares of common stock for aggregate consideration of $128,000, or $0.015 per share to Cecil Bond Kyte. During this same period, the Company issued and sold to Mr. Kyte a Convertible Note for $117,000, in the face amount of $128,700. The Note is unsecured, matures in twelve months from issuance and is convertible into 6,435,000 shares of common stock of the Company at $0.02 per share. As part of issuance of the Note, the Company granted Mr. Kyte a Warrant to purchase 3,217,500 shares of the Company’s common stock. The warrant is fully vested, exercisable at $0.03 per share and expires one year from the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2021, and we undertake no duty to update this information.

Overview

QS Energy, Inc. (“QS Energy” or “Company” or “we” or “us” or “our”) develops and seeks to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that is designed to reduce crude oil viscosity by applying a high intensity electrical field to crude oil while in transit.

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

As previously reported in our Form 10-K filed with the SEC on July 22, 2021, QS Energy’s AOT technology has been tested in a variety of configurations at small-scale in the laboratory and at full-scale in the field under commercial operating conditions, including tests performed U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™. The Company’s first two full-scale midstream pipeline installations were on TransCanada’s Keystone pipeline in 2014 and a pipeline operated by Kinder Morgan Crude & Condensate, LLC in 2015. Tests performed at these two facilities were limited due primarily to technical issues with the AOT equipment. Although tests at these facilities provided limited sets of data, the equipment did not operate properly, and no conclusions could be reached regarding the efficacy or commercial viability of the AOT technology. Also, in 2014, the Company began development of a product based on an electrical heat system which reduces oil viscosity through a process known as joule heat (“Joule Heat”). In December 2015, we suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT. For more information regarding prior history, development and testing of the AOT technology, and specifics regarding these earlier tests and technical issues experience, please refer to our Form 10-K filed with the SEC on July 22, 2021.

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

Throughout 2018 our primary strategic goal was focused on installing and operating a demonstration AOT project on a commercial crude oil pipeline. Much of our time was spent meeting with industry executives and engineers in North and South America and working with local representatives in the Asian and the Middle Eastern markets. In December 2018, we reached mutual agreement with a major U.S.-based pipeline operator on a demonstration project under which we would install and operate our AOT equipment on a crude oil pipeline located in the Southern United States. We believed at the time that the selected project site could be ideal for demonstration purposes, delivering heavy crudes which, based on samples tested at Temple University, and, subject to the discussion below, could experience significant viscosity reduction when treated with our AOT technology.

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

After removing the primary power supply, our engineers reconfigured the system to run off a smaller secondary power supply. Although this unit was not capable of achieving target treatment voltage, we performed limited testing and troubleshooting measures, after which the damaged power supply was shipped to the manufacturer for expedited repair and reconditioning. Inspections performed during the repair process indicated internal power supply components had been physically damaged. Though not definitive, it appears that damage may have occurred during transit prior to initial installation at the demonstration site. While the demonstration project was offline for power supply repairs, our engineering team worked with oil samples pulled from the operating pipeline for testing at our then Tomball laboratory facility. These tests were designed to confirm our target power requirements as accurately as possible and help us fine-tune enhancements planned for a new optimized AOT internal grid pack design we had planned to test at the demonstration site as part of our continuing reliability engineering effort.

During initial testing with the small power supply, current draw was greater than prior field deployments. While it was expected that the small power supply would not achieve treatment voltage, as voltage was increased, actual current draw experienced under test conditions exceeded the operating limit of the power supply. Subsequent laboratory and in-field testing performed at our then Tomball facility showed the electrical conductivity of the oil to be quite high and in line with field observations. Although these tests indicated the unit was generally functioning properly, results further indicated the damaged power supply, once repaired, would not be capable of providing sufficient power to fully treat the crude oil due to the oil’s high electrical conductivity. In anticipation of this result, the Company had initiated parallel tasks in advance of testing of: i) installation of the repaired power supply and performance of limited testing to confirm laboratory and in-field test results; and ii) procurement of a new power supply capable of providing significantly more power and a modified AOT grid pack assembly reconfigured and generally optimized based on the latest laboratory and in-field test results.

When the repaired power supply was installed in August 2019, the system operated as expected, and limited testing was performed. Results of this limited testing were consistent with laboratory tests performed to date. As expected, however, the repaired power supply was not capable of providing sufficient power to fully treat the crude oil under commercial operating conditions. Based on results of this limited testing, Company engineers completed designs and began implementation of modifications to the AOT internal grid pack assembly.

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

As the presence of high pressure appeared to trigger the short circuit, our engineers believed it is unlikely the fault was in the grid pack assembly as this component was fully submerged in crude oil and would generally be subjected to equal pressure on all components. The electrical short was more likely developing in the electrical connection assembly built into the blind flange at the top of the pressure vessel, which would be subjected to high pressure under normal operating conditions. Unfortunately, this electrical connection assembly could not be inspected without destroying the assembly itself. Instead, our engineers developed a plan to replace the installed the blind flange and electrical connection assembly with components from inventory which would be rebuilt prior to installation.

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

We have tested and attempted to operate the AOT under a variety of conditions. As noted above, we have been able to bring the system up to high voltage under static “shut-in” conditions; however, the system continued to shut down due to an electrical short circuit when operated under pressure. Because of our inability to fully diagnose the cause of our current electrical problems, we can provide no assurances that we will not face other operational issues after completing a full diagnosis and evaluation of our technology.

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

Our engineers have working concepts as to what may be causing this most recent failure but will not be able to fully diagnose these issues at the demonstration site. After discussions with our demonstration pipeline partner, it was mutually agreed that the best course of action would be to move the equipment from the demonstration site to another location where our engineers could disassemble and inspect the equipment. Our AOT equipment has been moved to storage, inspection, and testing sites in the state of Mississippi and in Tomball, Texas. Our former demonstration partner has indicated their continued interest in our AOT technology and may consider installation and operation of a new AOT demonstration project if our operational issues can be resolved.

Though our engineers have working concepts as to what may be causing the most recent voltage drop and arc-fault issues, it is unknown whether these issues can be solved with minor modifications to the current design. To fully diagnose and resolve these issues, new testing would likely need to be performed in a laboratory setting. The time and cost of implementing such a plan would likely be significant. The Company did not have sufficient capital to take on this endeavor. We shut down all testing of our AOT product in July 2020, due to a lack of operating capital. See, however, note 11 (Subsequent Events) of our Consolidated Financial Statements, attached to our Form 10-K filed with the SEC on July 22, 2021, for an update of limited capital we received in the first two quarters of 2021, allowing us to commence some additional testing of our AOT product.

Following our receipt of the limited capital identified in the paragraph above, and under new management, our engineer went to the new site of our AOT equipment to inspect the condition of the equipment and develop logistics of testing going forward. Our engineer commenced re-testing operations in June 2021. Our engineer has reported that the AOT has been unloaded and the electrical connection has been ordered. The unit will undergo testing to try and duplicate the electrical short condition experienced at the test site. After initial testing, a troubleshooting sequence will be performed to attempt to identify the location of the short. If an electrical short can be found based on our hypothesis, we intend to resolve it. If the electrical short cannot be found the AOT will be disassembled and tested in pieces, assuming we are able to raise sufficient capital to do so. Additionally, laboratory materials testing of the electrical insulation will be initiated. Measurement of the electrical properties of both newly cast and material both exposed and submerged in fluid will be done to determine if the resin remains our material of choice. Our engineer reports that he is expecting to visit the AOT in July 2021 to inspect all the connections and conduct initial testing while the AOT is empty. He further reports that lab test fixtures are being designed and initial designs could be available for review in August 2021. Because of our inability fully to diagnose the cause of our current electrical problems, we can provide no assurances that we will not face other operational issues after completing a full diagnosis and evaluation of our technology, requiring additional capital, which, as stated above, may not be available to us.

During the visit a plan was developed to prepare the location for the inspection and testing of the AOT and AOT components. A transformer was needed to provide power to the power supply. Due to supply chain issues the transformer delivery was delayed until July.

Re-testing of the AOT began in July and the dead short condition that had developed during the demonstration was not present. Various tests were conducted to control variables and identify possible reasons for the arcs and short circuits. We ran tests to isolate debris, plate spacing, alignment of grid pack, presence of oil and presence of the pressure vessel. The best results obtained with the new stackwere when the stack had been cleaned, assembled in a hanging position and was outside of the vessel.

For comparison the old stack was tested in a similar manner, and, by chance, arcs were observed near insulated parts. The stack was inspected where the arcs were witnessed, and damaged insulation was found. It seems likely these locations failed during the demonstration and led to the short circuits.

Testing of grid screens in isolation showed the ability to achieve much higher voltages. More testing needs to be done to find methods to control the variables in a full stack to achieve similar voltages. So far it seems plate alignment and flatness must be improved. Secondarily, constraining the stack alignment during installation should also be improved. As we isolate additional variables, we hope to be able to see if there are additional constraints that will need to be incorporated into the design of a new stack.

If we are able to raise sufficient capital to continue our ongoing research, development, and testing efforts for a full scale AOT, we would also consider designing, testing and commercializing a smaller scale AOT unit targeting upstream, trucking and rail applications. This strategy could reduce development time and costs, with the intention of moving back into the midstream crude oil pipeline market subsequent to successful commercial operations at a smaller scale.

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

Assuming the corrective actions discussed above are achieved, our plans moving forward are centered on achieving commercial adoption of our AOT device. Assuming successful testing and operations, we believe the AOT project should provide data requested by prospective customers such as real-time changes in viscosity, pipeline pressure drop reduction and increases in pipeline operating flowrates. All collected data at the AOT demonstration site will be normalized such that it can be used to evaluate the financial and operational benefits across a wide range of commercial operating scenarios without disclosing confidential details of any demonstration partner’s operations. We believe that real-world data from our AOT project may be used to accelerate our desire to achieve commercial adoption of our AOT technology, positioning us to re-engage with industry executives.

Providing sufficient working capital can be obtained, QS Energy intends to continue to work to maintain normal operations during the current COVID-19 pandemic under social distancing and shelter-in-place guidelines as recommended or required by the CDC, federal, state and county government agencies. Over the past few years, the Company moved much of its operations to the cloud. Our employees can perform most vital functions remotely. Currently, most day-to-day operations have been minimally impacted by COVID-19.

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

We are dedicated to the crude oil production and transportation marketplace, with a specifically targeted product offering for enhancing the flow-assurance parameters of new and existing pipeline gathering and transmission systems.

Our primary goal is to provide the oil industry with a cost-effective method by which to increase the number of barrels of oil able to be transported per day through the industry’s existing and newly built pipelines. The greatest impact on oil transport volume may be realized through reductions in pipeline operator reliance on diluent for viscosity reduction utilizing AOT technology; a process the Company refers to as electronic diluent, or “eDiluent”. The Company filed for trademark protection of the term eDiluent in 2017. We also seek to provide the oil industry with a way to reduce emissions from operating equipment. We believe our goals may be realizable via viscosity reduction using our AOT product line.

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

Results of Operations for Three months ended March 31, 2021 and 2020

	Three months ended
	March 31,
	2021	2020	Change
Revenues	$–	$–	$–
Costs and Expenses
Operating expenses	214,000	532,000	(318,000)
Research and development expenses	47,000	70,000	(23,000)
Loss from operations	(261,000)	(602,000)	(341,000)
Other expense
Interest and financing expense	(110,000)	(164,000)	(54,000)
Net Loss	$(371,000)	$(766,000)	$(395,000)

Operating expenses were $214,000 for the three-month period ended March 31, 2021, compared to $532,000 for the three-month period ended March 31, 2020, a decrease of $318,000. This is due to decreases in non-cash expenses of $108,000, and cash expenses of $210,000. Specifically, the decrease in non-cash expenses are attributable to decreases in warrants issued as compensation for services of $24,000, and stock compensation expense attributable to options granted to employees and directors of $84,000. The decrease in cash expense is attributable increases in insurance of $5,000, rent and utilities of $33,000, offset by decreases in salaries and benefits of $78,000, legal and accounting of $72,000, consulting fees of $35,000, public and investor relations of $28,000, travel expenses of $20,000, office expenses of $5,000, corporate expenses of $4,000, market fees of $3,000, patent expenses of $2,000, and other expenses of $1,000.

Research and development expenses were $47,000 for the three-month period ended March 31, 2021, compared to $70,000 for the three-month period ended March 31, 2020, a decrease of $23,000. This decrease is attributable a decrease in prototype product development costs of $23,000.

Other income and expense were $110,000 expense for the three-month period ended March 31, 2021, compared to $164,000 expense for the three-month period ended March 31, 2020, a net decrease in other expenses of $54,000. This decrease is attributable to a decrease in non-cash other expenses of $110,000. The decrease in non-cash other expense is due to decreases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $97,000, and other non-cash interest of $13,000.

The Company had a net loss of $371,000, or $0 per share, for the three-month period ended March 31, 2021, compared to a net loss of $766,000, or $0 per share, for the three-month period ended March 31, 2020.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $3,746,000 as of March 31, 2021. Our negative operating cash flow for the periods ended March 31, 2021 was funded primarily through issuance of convertible notes and execution of options and warrants to purchase common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $371,000 and a negative cash flow from operations of $74,000 for the three-month period ended March 31, 2021. In addition, as of March 31, 2021, twenty-three notes payable with an aggregate balance of $1,198,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about our ability to continue as a going concern.

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

Summary

During the period ended March 31, 2021, we received cash totaling $75,000 from issuance of our convertible notes payable and private sale to purchase common stock and used cash in operations of $74,000. At March 31, 2021, we had cash on hand in the amount of $53,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2021 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2021, the Company incurred a net loss of $371,000, used cash in operations of $74,000 and had a stockholders’ deficit of $3,746,000 as of that date. In addition, as of March 31, 2021, twenty-three notes payable with an aggregate balance of $1,198,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2021, the Company had cash on hand in the amount of $53,000. Management estimates that the current funds on hand will be sufficient to continue operations through November 2021. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2021 and beyond.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of March 31, 2021, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2021, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2020, which we filed with the SEC on July 22, 2021, except risks associated with the COVID-19 pandemic. See Item 2, Overview section above, for a discussion related to COVID-19 risk factors .

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the three months ended March 31, 2021, the Company issued 2,200,000 shares of its common stock upon the conversion of $44,000 in convertible notes at $0.02 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

The proceeds received by the Company in connection with the above issuances of shares were used and continue to be used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

The Company provides updates on its website in a section thereunder labeled “Recent Updates” at https://qsenergy.com/updates.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

QS ENERGY, INC.

Date: August 20, 2021	By:	/s/ Cecil Bond Kyte
Cecil Bond Kyte
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

