Form 10-Q
period 2021-06-30
QS Energy, Inc.
filed 2021-09-13
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 24, 2021 was 345,865,564.

EXPLANATORY NOTE

We are delinquent in our SEC filing obligations regarding this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, due, in substantial part, as reported in our Form 8-K filed with the SEC on April 16, 2021, to our lack of sufficient working capital, at that time, to have our financial statements audited on a timely basis for the year ended December 31, 2020. Thereafter, following our receipt of limited working capital, the audit of our financial statements was completed, and our annual report on Form 10-K for the year ended December 31, 2020 was filed, although late, with the SEC on July 22, 2021. Our quarterly report on Form 10-Q for the quarter ended March 31, 2021 was thereafter filed, although also late, with the SEC on August 23, 2021. Those filings have now allowed us to file, although again late, this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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

2

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31,
	(unaudited)	2020
ASSETS
Current assets:
Cash	$153,000	$52,000
Prepaid expenses and other current assets	51,000	46,000
Total current assets	204,000	98,000
Property and equipment, net of accumulated depreciation of $90,000 and $87,000 at June 30, 2021 and December 31, 2020, respectively	13,000	16,000
Right of use, asset	162,000	–
Total assets	$379,000	$114,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$1,608,000	$1,491,000
Accounts payable and accrued expenses	745,000	700,000
Accrued expenses and accounts payable-related parties	139,000	95,000
Lease liabilities, current portion	37,000	–
Convertible debentures, net of discounts of $81,000 and $83,000 at June 30, 2021 and December 31, 2020, respectively	1,377,000	1,183,000
PPP notes payable	152,000	152,000
Total current liabilities	4,058,000	3,621,000

Lease liabilities, net of current portion	125,000	–
Total liabilities	4,183,000	3,621,000

Commitments and contingencies	–	–

Stockholders’ deficit
Common stock, $.001 par value: 500,000,000 shares authorized, 338,110,564 and 323,181,243 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	338,111	323,182
Additional paid-in capital	117,676,889	117,373,818
Accumulated deficit	(121,819,000)	(121,204,000)
Total stockholders’ deficit	(3,804,000)	(3,507,000)
Total liabilities and stockholders’ deficit	$379,000	$114,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$–	$–	$–	$–
Costs and Expenses
Operating expenses	142,000	413,000	356,000	945,000
Research and development expenses	60,000	157,000	107,000	227,000
Loss before other expense	(202,000)	(570,000)	(463,000)	(1,172,000)
Other expense
Interest and financing expense	(72,000)	(271,000)	(182,000)	(435,000)
Net Loss	$(274,000)	$(841,000)	$(645,000)	$(1,607,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted	326,479,089	314,950,397	324,832,480	313,007,039

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the SIX months Ended June 30, 2021 and June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2020	310,111,536	$310,111	$116,209,889	$(118,789,000)	$(2,269,000)
Common stock issued on exercise of warrants and options	1,215,000	1,215	59,785	–	61,000
Common stock issued on conversion of notes payable	8,094,707	8,096	366,904	–	375,000
Warrants and beneficial conversion feature of issued convertible notes	–	–	212,000	–	212,000
Fair value of options and warrants issued as compensation	–	–	213,000	–	213,000
Net loss	–	–	–	(1,607,000)	(1,607,000)
Balance, June 30, 2020	319,421,243	$319,422	$117,061,578	$(120,396,000)	$(3,015,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	323,181,243	$323,182	$117,373,818	$(121,204,000)	$(3,507,000)
Adjustment for adoption of ASU 2020-06	–	–	(60,000)	30,000	(30,000)
Common stock issued on conversion of notes payable	6,395,988	6,396	126,604	–	133,000
Warrants issued with convertible notes	–	–	99,000	–	99,000
Fair value of options and warrants issued as compensation	–	–	18,000	–	18,000
Common stock issued in private sale of securities	8,533,333	8,533	119,467	–	128,000
Net loss	–	–	–	(645,000)	(645,000)
Balance, June 30, 2021	338,110,564	$338,111	$117,676,889	$(121,819,000)	$(3,804,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the THREE months Ended June 30, 2021 and June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2020	314,972,209	$314,972	$116,641,028	$(119,555,000)	$(2,599,000)
Common stock issued on exercise of warrants and options	–	–	–	–	–
Common stock issued on conversion of notes payable	4,449,034	4,450	151,550	–	156,000
Warrants and beneficial conversion feature of issued convertible notes	–	–	177,000	–	177,000
Fair value of options and warrants issued as compensation	–	–	92,000	–	92,000
Common stock issued for services	–	–	–	–	–
Net loss	–	–	–	(841,000)	(841,000)
Balance, June 30, 2020	319,421,243	$319,422	$117,061,578	$(120,396,000)	$(3,015,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2021	328,381,243	$328,382	$117,440,618	$(121,545,000)	$(3,776,000)
Common stock issued on exercise of warrants and options	–	–	–	–	–
Common stock issued on conversion of notes payable	4,195,988	4,196	84,804	–	89,000
Warrants issued with convertible notes	–	–	69,000	–	69,000
Fair value of options and warrants issued as compensation	–	–	5,000	–	5,000
Common stock issued in private sale of securities	5,533,333	5,533	77,467	–	83,000
Net loss	–	–	–	(274,000)	(274,000)
Balance, June 30, 2021	338,110,564	$338,111	$117,676,889	$(121,819,000)	$(3,804,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Six months ended
	June 30
	2021	2020
Cash flows from Operating Activities
Net loss	$(645,000)	$(1,607,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options and warrants issued as compensation	18,000	213,000
Amortization of debt discount	95,000	318,000
Accrued interest expense	63,000	93,000
Amortization of right of use asset	3,000	–
Depreciation	3,000	3,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,000)	(52,000)
Accounts payable and accrued expenses	45,000	128,000
Accounts payable – license agreements	117,000	118,000
Accounts payable and accrued expenses – related parties	44,000	(1,000)
Lease liabilities	(3,000)	–
Deposits and other current liabilities	–	–
Net cash used in operating activities	(265,000)	(787,000)
Cash flows from financing activities
Net proceeds from private sale of restricted common stock	128,000	–
Net proceeds from issuance of convertible notes and warrants	238,000	212,000
Net proceeds from exercise of warrants	–	61,000
Net proceeds from other notes	–	151,000
Net cash provided by financing activities	366,000	424,000
Net increase (decrease) in cash	101,000	(363,000)
Cash, beginning of period	52,000	479,000
Cash, end of period	$153,000	$116,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Adjustment for adoption of ASU 2020-06	$30,000	$–
Recording of right of use asset and lease liability	$165,000	$–
Conversion of convertible debentures and accrued interest to common stock	$133,000	$375,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	$99,000	$212,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2021, the Company incurred a net loss of $645,000, used cash in operations of $265,000 and had a stockholders’ deficit of $3,804,000 as of that date. In addition, as of June 30, 2021, twenty six notes payable with an aggregate balance of $1,256,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2020 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2021, the Company had cash on hand in the amount of $153,000. Management estimates that the current funds on hand will be sufficient to continue operations through November 2021. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company, including, without limitation, legal and accounting fees and costs associated therewith, by filing periodic reports with the SEC and fees and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2021 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders in case of equity financing.

Basic and Diluted loss per share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the loss available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an antidilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At June 30, 2021 and 2020, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	June 30, 2021	June 30, 2020
Options	32,780,601	42,440,601
Warrants	11,974,159	8,004,395
Common stock issuable upon conversion of notes payable	23,365,227	12,249,090
Total	68,119,987	62,694,086

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

For the six-month periods ended June 30, 2021 and 2020 research and development costs were $107,000 and $227,000, respectively. For the three-month periods ended June 30, 2021 and 2020 research and development costs were $60,000 and $157,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the six-month periods ended June 30, 2021 and 2020, patent costs were $5,000 and $13,000, respectively, which is included as part of operating expenses in the accompanying consolidated statements of operations.

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

Accrued Expenses

As of June 30, 2021 and December 31, 2020, the Company owed $197,000 and $197,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019 which have been included as part of Accrued expenses and accounts payable on the accompanying balance sheet. The payments are to be made at $10,000 per month. During the six months ended June 30, 2021 the Company made no payments.

Accrued Expenses and Accounts Payable – Related Parties

Accrued expense – related parties consists of accrued current salaries of officers and fees due to members of the Board of Directors. As of June 30, 2021 and December 31, 2020, accrued expenses and accounts payable to related parties amounted to $139,000 and $95,000, respectively.

4.	Property and Equipment

At June 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	June 30, 2021 (unaudited)	December 31, 2020
Office equipment	$36,000	$36,000
Furniture and fixtures	5,000	5,000
Testing Equipment	37,000	37,000
Leasehold Improvements	25,000	25,000
Subtotal	103,000	103,000
Less accumulated depreciation	(90,000)	(87,000)
Total	$13,000	$16,000

Depreciation expense for the six-month periods ended June 30, 2021 and 2020 was $3,000 and $3,000, respectively. Depreciation expense for the three-month periods ended June 30, 2021 and 2020 was $2,000 and $1,000, respectively.

5.	Convertible Notes

	June 30, 2021 (unaudited)	December 31, 2020
Balance due on convertible notes	$1,083,000	$953,000
Accrued interest	375,000	313,000
Subtotal	1,458,000	1,266,000
Convertible note discount	(81,000)	(83,000)
Balance on convertible notes, net of note discounts	$1,377,000	$1,183,000

The Company issues convertible notes in exchange for cash. The notes typically do not bear any interest; however, there is an implied interest rate of 10% since the notes are typically issued at a 10% discount. The notes are unsecured, and usually mature twelve months from issuance.

The notes are convertible at the option of the note holder into the Company’s common stock at a conversion price stipulated in the conversion agreement. In addition, the note holders receive warrants to purchase shares of common stock that are fully vested and will expire in one year from the date of issuance. As a result, the Company records a note discount to account for the relative fair value of the warrants and original issue discount of 10% (OID). The note discounts are amortized over the term of the notes or amortized in full upon its conversion to common stock.

As of December 31, 2020, these notes payable are convertible to approximately 13,184,099 shares of common stock at conversion rates ranging from $0.05 to $0.48 per share.

During the six-month period ended June 30, 2021, the Company issued convertible promissory notes in the aggregate of $262,000 for cash of $238,000 or a discount of $24,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued 10% less than its face value. The notes are unsecured, mature in twelve months from issuance and convertible at $0.02 per share. In addition, the Company also granted these note holders warrants to purchase 6,545,000 shares of the Company’s common stock. The warrants are fully vested, exercisable at $0.03 per share and will expire in one year from the date of issuance. As a result, the Company recorded a note discount of $123,000 to account for the relative fair value of the warrants and original issue discount (OID). The note discounts are being amortized over the term of the note or amortized in full upon the conversion to common stock. During the six-month period ended June 30, 2021 notes payable and accrued interest of $133,000 were converted into 6,395,988 shares of common stock.

As of June 30, 2021, total outstanding notes payable amounted to $1,083,000, accrued interest of $375,000 and unamortized note discount of $81,000 for a net balance of $1,377,000. A total of twenty-six notes in the aggregate of $1,256,000 including accrued interest have reached maturity and are past due.

As of June 30, 2021, these convertible notes payable are convertible to approximately 23,365,227 shares of common stock at conversion rates ranging from $0.02 to $0.48 per share.

The Company early adopted ASU No. 2020-06 effective January 1, 2021 using the modified retrospective approach. Upon adoption, the following changes resulted: (i) the value of the beneficial conversion features recorded in 2020 was reversed resulting in an increase in convertible notes payable with an offsetting adjustment to additional paid in capital and (ii) interest expense recorded in 2020 that was related to the amortization of the discount related to the beneficial conversion feature was reversed against opening accumulated deficit. Accordingly, the adoption of ASU 2020-06 resulted in a decrease to accumulated deficit of $30,000, a decrease in addition paid in capital of $60,000, and an increase in total stockholders’ deficit of $30,000 on January 1, 2021.

PPP loan payable

In June 2020, the Company was granted a loan (the “PPP loan”) from Cadence Bank in the aggregate amount of $151,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan agreement is dated June 18, 2020, matures on June 18, 2025, bears interest at a rate of 1% per annum, with the first six months of interest deferred, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The Company applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, it cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of June 30, 2021.

6.	Lease Liabilities

The Company leases its executive offices. The Company analyzes all leases at inception to determine if a right-of-use (“ROU”) asset and lease liability should be recognized. Leases with an initial term of 12 months or less are not included on the condensed consolidated balance sheets. The ROU asset and lease liability is measured at the present value of future lease payments as of the lease commencement date. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term.

On June 1, 2021, the Company relocated its principal executive offices to 3606 Challenger Way, Unit#1, Carson City, Nevada 89706. The lease is for a 4,750 square foot facility under a four-year lease with an independent party ending on May 31, 2025, pursuant to which the Company pursuant to which it pays an average $3,734 per month in rental charges. On June 1, 2021, the Company recognized an operating lease ROU asset and lease liability of $165,000, related to the Nevada operating lease. During the six months ended June 30, 2021, the Company reflected amortization of the ROU assets of $3,000 related to its Nevada operating lease, resulting in an ROU asset balance of $162,000 as of June 30, 2021.

During the six months ended June 30, 2021, the Company added $165,000 in lease liabilities related to its Nevada operating lease, and made lease payments of $3,000 towards its operating lease liability. As of June 30, 2021, liabilities under operating leases amounted to $162,000, of which $37,000 were reflected as current due.

The lease agreement above have a weighted average remaining lease term of 3.92 years as of June 30, 2021, and the weighted average discount rate for operating leases is 4%. Rent expense for the Nevada operating lease during the three and six months ended June 30, 2021 and 2020 was $3,000 and $3,000, and $0 and $0, respectively.

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
Remainder of 2021	$21,000
2022	44,000
2023	45,000
2024	46,000
2025	19,000
Total lease payments	175,000
Less: Imputed interest	(13,000)
Total operating lease liabilities	162,000
Lease liabilities, current portion	(37,000)
Lease liabilities, net of current portion	$125,000

7.	Research and Development

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

For the six-month periods ended June 30, 2021 and 2020, our research and development expenses were $107,000 and $227,000 respectively. For the three-month periods ended June 30, 2021 and 2020, our research and development expenses were $60,000 and $157,000 respectively.

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

Total expenses recognized during each six-month periods ended June 30, 2021 and 2020 pursuant to these two License Agreements amounted to $94,000. Total expenses recognized during each three-month periods ended June 30, 2021 and 2020 pursuant to these two License Agreements amounted to $47,000 and $47,000, respectively. Total expenses have been reflected in Research and Development expenses on the accompanying consolidated statements of operations. In the six-month periods ended June 30, 2021 and 2020, the Company also recognized penalty interest on past-due balances of $24,000 and $24,000, respectively, which is included as part of interest and financing expense in the accompanying statements of operations.

As of June 30, 2021 and December 31, 2020, total unpaid fees due to Temple pursuant to these agreements are $1,608,000 and $1,491,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $1,473,000 is deemed past due. The Company is currently in discussions with Temple to settle or cure the past due balance.

No revenues were earned from the two License Agreements during the six-month periods ended June 30, 2021 and June 30, 2020.

8.	Common Stock

During the six months ended June 30, 2021, the Company issued 14,929,321 shares of its common stock as follows:

•	The Company issued 6,395,988 shares of its common stock upon the conversion of $133,000 in convertible notes pursuant to the convertible notes conversion prices of $0.02 to $0.035 per share.

•	The Company issued 8,533,333 shares of its common stock upon the private sale for proceeds of $128,000 at an exercise price of $0.015 per share.

9.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at June 30, 2021 was 5 years. Stock option activity for the period January 1, 2021 up to June 30, 2021, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2021	32,480,601	$0.18
Granted	300,000	0.03
Exercised	–	–
Forfeited	–	–
June 30, 2021	32,780,601	$0.18

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of June 30, 2021 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	21,805,551	6.5	$0.10	21,805,551	$0.10
$0.25 - $0.49	10,353,552	2.0	0.30	10,353,552	0.30
$0.50 - $0.99	471,052	2.8	0.85	471,052	0.85
$1.00 - $2.00	150,446	2.1	1.18	150,446	1.18
	32,780,601	5.0	$0.18	32,780,601	$0.18

During the six-month period ending June 30, 2021, the Company granted options to purchase 300,000 shares of common stock to a former executive officer under terms of an employment agreement. The options are exercisable at $0.02 to $0.05 per share, vest monthly over a one-month period, and expire ten years from the date granted. Total fair value of these options at grant date was $11,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 10 years; risk free interest rate of 1.11%; volatility of 141% to 147% and dividend yield of 0%.

During the six-month periods ended June 30, 2021 and 2020, the Company recognized compensation costs based on the fair value of options that vested of $12,000 and $202,000 respectively. During the three-month periods ended June 30, 2021 and 2020, the Company recognized compensation costs based on the fair value of options that vested of $2,000 and $87,000 respectively.

At June 30, 2021, the Company’s closing stock price was $0.03 per share. The aggregate intrinsic value of the options outstanding at June 30, 2021 was $3,000. Future unamortized compensation expense on the unvested outstanding options at June 30, 2021 is approximately $0.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2021 up to June 30, 2021.

	Warrants	Weighted Avg. Exercise Price
January 1, 2021	8,683,677	$0.11
Granted	6,744,998	0.03
Exercised	–	–
Cancelled	(3,454,516)	0.04
June 30, 2021	11,974,159	$0.08

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of June 30, 2021 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	9,904,159	0.8	$0.04	9,870,826	$0.04
$0.25 - $0.49	2,000,000	0.3	0.30	2,000,000	0.30
$0.50 - $1.00	70,000	2.8	0.80	70,000	0.80
	11,974,159	0.8	$0.08	11,940,826	$0.08

In the six-month period ending June 30, 2021, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 6,545,000 shares of common stock with an exercise price of $0.03 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 5, above).

In the six-month period ending June 30, 2021, the Company issued warrants to purchase 199,998 shares of common stock in exchange for services. The warrants are exercisable at a price of $0.02 to $0.05, vesting one month from the date of grant and expiring two years from the date of grant. Total fair value of these options at grant date was $6,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 0.13% to 0.27%; volatility of 204% to 233% and dividend yield of 0%. During the six-month period ended June 30, 2021, the Company recognized compensation costs based on the fair value of warrants that vested of $6,000.

At June 30, 2021, the aggregate intrinsic value of the warrants outstanding was $2,000.

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

11.	Subsequent Events

From July 1, 2021, through September 10, 2021, the Company issued and sold to accredited US investors and non-U.S. investors an aggregate of $191,000 in principal amount Convertible Promissory Notes (the “Notes”) and warrants to purchase an aggregate of 3,342,163 shares of common stock (the “Warrants”). The Company received proceeds from the closing of the private placement of $173,000, which funds were used, and are being used, for general corporate purposes and working capital.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of June 30, 2021, and we undertake no duty to update this information.

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

Our testing continues, but we have no material results to report as of June 30, 2021, or the date of filing this quarterly report with the SEC.

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

I. Six months ended June 30, 2021 and 2020

Results of Operations for six months ended June 30, 2021 and 2020

	Six months ended
	June 30,
	2021	2020	Change
Revenues	$–	$–	$–
Costs and Expenses
Operating expenses	356,000	945,000	(589,000)
Research and development expenses	107,000	227,000	(120,000)
Loss before other expense	(463,000)	(1,172,000)	709,000
Other expense
Interest and financing expense	(182,000)	(435,000)	253,000
Net Loss	$(645,000)	$(1,607,000)	$962,000

Operating expenses were $356,000 for the six-month period ended June 30, 2021, compared to $945,000 for the six-month period ended June 30, 2020, a decrease of $589,000. This is due to decreases in non-cash expenses of $195,000 and in cash expenses of $394,000. Specifically, the decrease in non-cash expenses is attributable to a decreases in stock compensation expense attributable to options granted to employees and directors of $190,000, common stock and warrants issued as compensation for services of $5,000. The decrease in cash expense is attributable decreases in salaries and benefits of $184,000, consulting fees of $80,000, legal and accounting of $60,000, public and investor relations of $28,000, travel expenses of $20,000, insurance of $10,000, rent and utilities of $17,000, corporate expenses of $6,000, and other expenses of $6,000, offset by an increase of office expenses of $17,000.

Research and development expenses were $107,000 for the six-month period ended June 30, 2021, compared to $227,000 for the six-month period ended June 30, 2020, a decrease of $120,000. This decrease is attributable to a decrease in prototype product development costs of $120,000.

Other expense were $182,000 expense for the six-month period ended June 30, 2021, compared to $435,000 expense for the six-month period ended June 30, 2020, a net decrease in other expenses of $253,000. This decrease is attributable to a decrease in non-cash other expenses of $253,000. The decrease in non-cash other expense is due to decreases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $253,000.

The Company had a net loss of $645,000 or $0.00 per share, for the six-month period ended June 30, 2021, compared to a net loss of $1,607,000, or $0.01 per share, for the six-month period ended June 30, 2020.

II. Three months ended June 30, 2021 and 2020

	Three months ended
	June 30
	2021	2020	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	142,000	413,000	(271,000)
Research and development expenses	60,000	157,000	(97,000)
Loss before other expense	(202,000)	(570,000)	368,000
Other expense
Interest and financing expense	(72,000)	(271,000)	199,000
Net Loss	$(274,000)	$(841,000)	$567,000

The Company had no revenues in the three month-periods ended June 30, 2021 and 2020.

Operating expenses were $142,000 for the three-month period ended June 30, 2021, compared to $413,000 for the three-month period ended June 30, 2020, a decrease of $271,000. This is due to decreases in non-cash expenses of $87,000 and cash expenses of $184,000. Specifically, the decrease in non-cash expenses is attributable to decreases in stock compensation expenses attributable to the fair value of options granted to directors and employees of $85,000 and in warrants issued as compensation for services of $2,000. The decrease in cash expense is attributable decreases in salaries and benefits of $106,000, rent and utilities of $49,000, consulting fees of $45,000, insurance of $15,000, patent expenses of $6,000, corporate expenses of $3,000, market expenses of $3,000, offset by an increase in office expenses of $21,000, legal and accounting of $11,000, and computer expenses of $11,000.

Research and development expenses were $60,000 for the three-month period ended June 30, 2021, compared to $157,000 for the three-month period ended June 30, 2020, a decrease of $97,000. This decrease is attributable to decreases in prototype product development costs of $97,000.

Other expense were $72,000 expense for the three-month period ended June 30, 2021, compared to $271,000 expense for the three-month period ended June 30, 2020, a net decrease in other expenses of $199,000. This decrease is attributable to a decrease in non-cash other expenses of $199,000. The decrease in non-cash other expense is due to a decrease in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $199,000.

The Company had a net loss of $274,000, or $0.00 per share, for the three-month period ended June 30, 2021, compared to a net loss of $841,000, or $0.00 per share, for the three-month period ended June 30, 2020.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $3,804,000 as of June 30, 2021. Our negative operating cash flow for the periods ended June 30, 2021 was funded primarily through issuance of convertible notes and execution of options and warrants to purchase common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $645,000 and a negative cash flow from operations of $265,000 for the six-month period ended June 30, 2021. In addition, as of June 30, 2021, twenty six notes payable with an aggregate balance of $1,256,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about our ability to continue as a going concern.

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

Summary

During the period ended June 30, 2021, we received cash totaling $366,000 from issuance of our convertible notes payable and private sale to purchase common stock and used cash in operations of $265,000. At June 30, 2021, we had cash on hand in the amount of $153,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2021 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2021, the Company incurred a net loss of $645,000, used cash in operations of $265,000 and had a stockholders’ deficit of $3,804,000 as of that date. In addition, as of June 30, 2021, twenty six notes payable with an aggregate balance of $1,256,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2021, the Company had cash on hand in the amount of $153,000. Management estimates that the current funds on hand will be sufficient to continue operations through November 2021. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2021 and beyond.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We issue from time-to-time fixed rate discounted convertible notes. Our convertible notes and our equity securities are exposed to risk as set forth below, in Part II Item 1A, “Risk Factors.” Please also see Item 2, above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

1.	Disclosure Controls and Procedures

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of June 30, 2021, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2021, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were ineffective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six-month period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the six months ended June 30, 2021, the Company issued 6,395,988 shares of its common stock upon the conversion of $133,000 in convertible notes at $0.02 to $0.035 per share. In private sale of securities, during the six months ended June 30, 2021, the Company issued 8,533,333 shares of its common stock for proceeds of $128,000 valued at $0.015 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption, among other exemptions, from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

QS ENERGY, INC.

Date: September 13, 2021	By:	/s/ Cecil Bond Kyte
Cecil Bond Kyte
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

