Form 10-Q
period 2021-09-30
QS Energy, Inc.
filed 2021-11-15
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares of the Registrant’s Common Stock outstanding as of November 10, 2021 was 349,913,559.

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

1

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31,
	(unaudited)	2020
ASSETS
Current assets:
Cash	$78,000	$52,000
Prepaid expenses	10,000	46,000
Total current assets	88,000	98,000
Property and equipment, net	11,000	16,000
Right of use asset, net	152,000	–
Total assets	$251,000	$114,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements	$1,667,000	$1,491,000
Accounts payable and accrued expenses	765,000	700,000
Accrued expenses and accounts payable-related parties	139,000	95,000
Operating lease liability, current portion	38,000	–
Convertible debentures, net of discounts of $56,000 and $83,000, respectively; including $1,285,000 and zero in default, respectively	1,423,000	1,183,000
PPP note payable	152,000	152,000
Total current liabilities	4,184,000	3,621,000

Operating lease liability, net of current portion	115,000	–
Total liabilities	4,299,000	3,621,000

Commitments and contingencies	–	–

Stockholders’ deficit
Common stock, $.001 par value: 500,000,000 shares authorized, 347,332,229 and 323,181,243 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	347,333	323,182
Additional paid-in capital	117,946,667	117,373,818
Accumulated deficit	(122,342,000)	(121,204,000)
Total stockholders’ deficit	(4,048,000)	(3,507,000)
Total liabilities and stockholders’ deficit	$251,000	$114,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$–	$–	$–	$–
Costs and Expenses
Operating expenses	230,000	297,000	586,000	1,242,000
Research and development expenses	152,000	81,000	259,000	308,000
Loss from operations	(382,000)	(378,000)	(845,000)	(1,550,000)

Other expense
Interest and financing expense	(141,000)	(58,000)	(323,000)	(493,000)
Net loss	$(523,000)	$(436,000)	$(1,168,000)	$(2,043,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted	343,682,057	319,326,044	331,184,719	315,128,749

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the Nine months Ended September 30, 2021 and September 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2020	310,111,536	$310,111	$116,209,889	$(118,789,000)	$(2,269,000)
Common stock issued on exercise of warrants and options	1,215,000	1,215	59,785	–	61,000
Common stock issued on conversion of notes payable	8,094,707	8,096	366,904	–	375,000
Warrants and beneficial conversion feature of issued convertible notes	–	–	212,000	–	212,000
Fair value of options and warrants issued as compensation	–	–	296,000	–	296,000
Common stock issued for cash in private sale of securities	1,666,667	1,667	23,333	–	25,000
Net loss	–	–	–	(2,043,000)	(2,043,000)
Balance, September 30, 2020	321,087,910	$321,089	$117,167,911	$(120,832,000)	$(3,343,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	323,181,243	$323,182	$117,373,818	$(121,204,000)	$(3,507,000)
Adjustment for adoption of ASU 2020-06	–	–	(60,000)	30,000	(30,000)
Common stock issued on conversion of notes payable	15,617,653	15,618	316,382	–	332,000
Warrants issued with convertible notes	–	–	156,000	–	156,000
Fair value of options and warrants issued for services	–	–	41,000	–	41,000
Issuance of shares in private sale of securities	8,533,333	8,533	119,467	–	128,000
Net loss	–	–	–	(1,168,000)	(1,168,000)
Balance, September 30, 2021	347,332,229	$347,333	$117,946,667	$(122,342,000)	$(4,048,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited (CONTINUED)

For the THREE months Ended September 30, 2021 and September 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2020	319,421,243	$319,422	$117,061,578	$(120,396,000)	$(3,015,000)
Common stock issued on exercise of warrants and options	–	–	–	–	–
Common stock issued on conversion of notes payable	–	–	–	–	–
Warrants and beneficial conversion feature of issued convertible notes	–	–	–	–	–
Fair value of options and warrants issued as compensation	–	–	83,000	–	83,000
Common stock issued for cash in private sale of securities	1,666,667	1,667	23,333	–	25,000
Net loss	–	–	–	(436,000)	(436,000)
Balance, September 30, 2020	321,087,910	$321,089	$117,167,911	$(120,832,000)	$(3,343,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2021	338,110,564	$338,111	$117,676,889	$(121,819,000)	$(3,804,000)
Common stock issued on conversion of notes payable	9,221,665	9,222	189,778	–	199,000
Warrants issued with convertible notes	–	–	57,000	–	57,000
Fair value of options and warrants issued for services	–	–	23,000	–	23,000
Issuance of shares in private sale of securities	–	–	–	–	–
Net loss	–	–	–	(523,000)	(523,000)
Balance, September 30, 2021	347,332,229	$347,333	$117,946,667	$(122,342,000)	$(4,048,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Nine months ended
	September 30
	2021	2020
Cash flows from Operating Activities
Net loss	$(1,168,000)	$(2,043,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options and warrants issued for services	41,000	296,000
Amortization of debt discount	194,000	339,000
Accrued interest expense	92,000	118,000
Amortization of right of use asset	13,000	–
Depreciation	5,000	5,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	36,000	9,000
Accounts payable and accrued expenses	65,000	176,000
Accounts payable – license agreements	176,000	177,000
Accounts payable and accrued expenses – related parties	44,000	47,000
Lease liabilities	(12,000)
Net cash used in operating activities	(514,000)	(876,000)

Cash flows from financing activities
Net proceeds from private sale of restricted common stock	128,000	25,000
Net proceeds from issuance of convertible notes and warrants	412,000	212,000
Net proceeds from exercise of warrants	–	61,000
Net proceeds from other notes	–	151,000
Net cash provided by financing activities	540,000	449,000

Net increase (decrease) in cash	26,000	(427,000)
Cash, beginning of period	52,000	479,000
Cash, end of period	$78,000	$52,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Adjustment for adoption of ASU 2020-06	$30,000	$–
Recording of right of use asset and lease liability	$165,000	$–
Conversion of convertible debentures and accrued interest to common stock	$332,000	$375,000
Fair value of warrants and beneficial conversion feature associated with issued convertible notes	$156,000	$212,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

1.	Description of Business

QS Energy, Inc. (“QS Energy”, “Company”) was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter. More information including the Company’s fact sheet, logos, media articles, and update information are available at our corporate website, www.qsenergy.com.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine-months ended September 30, 2021, the Company incurred a net loss of $1,168,000, used cash in operations of $514,000 and had a stockholders’ deficit of $4,048,000 as of that date. In addition, as of September 30, 2021, twenty-six notes payable with an aggregate balance of $1,285,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2020 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2021, the Company had cash on hand in the amount of $78,000. Management estimates that the current funds on hand will be sufficient to continue operations through December 2021. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company, including without limitation, legal and accounting fees and costs associated therewith, by filing periodic reports with the SEC and fees and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2021 and beyond.

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At September 30, 2021 and 2020, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	September 30, 2021	September 30, 2020
Options	33,280,601	32,180,601
Warrants	14,549,655	6,281,536
Common stock issuable upon conversion of notes payable	21,143,316	12,624,632
Total	68,973,572	51,086,769

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

For the nine-month periods ended September 30, 2021 and 2020 research and development costs were $259,000 and $308,000, respectively. For the three-month periods ended September 30, 2021 and 2020 research and development costs were $152,000 and $81,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the nine-month periods ended September 30, 2021 and 2020, patent costs were $16,000 and $13,000, respectively, which is included as part of operating expenses in the accompanying consolidated statements of operations.

Recently Adopted Accounting Standard

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

Accrued Expenses

As of September 30, 2021 and December 31, 2020, the Company owed $197,000 and $197,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019. The balance is included in accrued expenses and accounts payable on the accompanying consolidated balance sheet. Payments to the former officer are to be made at $10,000 per month. During the nine months ended September 30, 2021 the Company made no payments.

Accrued Expenses and Accounts Payable – Related Parties

Accrued expense – related parties consists of accrued current salaries of officers and fees due to members of the Board of Directors. As of September 30, 2021 and December 31, 2020, accrued expenses and accounts payable to related parties amounted to $139,000 and $95,000, respectively.

4.	Property and Equipment

At September 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	September 30, 2021 (unaudited)	December 31, 2020
Office equipment	$36,000	$36,000
Furniture and fixtures	5,000	5,000
Testing Equipment	37,000	37,000
Leasehold Improvements	25,000	25,000
Subtotal	103,000	103,000
Less accumulated depreciation	(92,000)	(87,000)
Total	$11,000	$16,000

Depreciation expense for the nine-month periods ended September 30, 2021 and 2020 was $5,000 and $5,000, respectively. Depreciation expense for the three-month periods ended September 30, 2021 and 2020 was $2,000 and $2,000, respectively.

5.	Convertible Notes

	September 30, 2021 (unaudited)	December 31, 2020
Balance due on convertible notes	$1,075,000	$953,000
Accrued interest	404,000	313,000
Subtotal (including $1,285,000 past due at September 30, 2021)	1,479,000	1,266,000
Convertible note discount	(56,000)	(83,000)
Balance on convertible notes, net of note discounts	$1,423,000	$1,183,000

The Company issues convertible notes in exchange for cash. The notes typically do not bear any interest; however, since the notes are typically issued at a 10% discount, there is an implied interest rate of 10%. The notes are unsecured, and usually mature twelve months from issuance.

The notes are convertible at the option of the note holder into the Company’s common stock at a conversion price stipulated in the conversion agreement. In addition, the note holders receive warrants to purchase shares of common stock that are fully vested upon issuance and expire one year from the date of issuance. As a result, upon issuance, the Company records a note discount to account for the relative fair value of the warrants, and original issue discount of 10% (OID). The note discounts are amortized over the term of the related note or amortized in full upon its conversion into common stock.

As of December 31, 2020, total outstanding notes payable and accrued interest totaled $1,266,000. During the nine-month period ended September 30, 2021, the Company issued convertible promissory notes in the aggregate of $453,000, for cash of $411,000 or a discount of $42,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued 10% less than its face value. The notes are unsecured, mature in one year from issuance, and are convertible at $0.02 to $0.03 per share. In addition, the Company also granted these note holders warrants to purchase 9,887,163 shares of the Company’s common stock. The warrants are fully vested, exercisable at $0.03 to $0.04 per share and will expire one year from the date of issuance. In addition convertible notes payable and accrued interest of $332,000 were converted into 15,617,653 shares of common stock, and accrued interest of $92,000 was recorded. As of September 30, 2021, total outstanding convertible notes payable and accrued interest totaled $1,479,000. A total of twenty-six notes in the aggregate of $1,285,000 including accrued interest have reached maturity and are past due.

As of December 31, 2020, unamortized discount totaled $83,000. Effective January 1, 2021, the adoption of ASU 2020-06 resulted in a decrease to debt discount of $30,000 During the nine-months ended September 30, 2021, the Company recorded $42,000 discount related to the issuance of convertible notes, and $156,000 discount related to the value of warrants issued with convertible notes. Also during the nine-months ended September 30, 2021, the Company recorded amortization of debt discount of $194,000. As of September 30, 2021, unamortized discount totaled $56,000. Note discounts are amortized over the term of the related note or amortized in full upon the notes conversion to common stock.

As of September 30, 2021, these convertible notes payable are convertible at conversion rates ranging from $0.02 to $0.48 per share into approximately 21,143,000 shares of common stock.

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

The PPP loan agreement is dated June 18, 2020, matures on June 18, 2025, bears interest at a rate of 1% per annum, with the first six months of interest deferred, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The Company applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, it cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of September 30, 2021.

6.	Operating lease

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

On June 1, 2021, the Company relocated its principal executive offices to 3606 Challenger Way, Unit#1, Carson City, Nevada 89706. The lease is for a 4,750 square foot facility under a four-year lease with an independent party ending on May 31, 2025, pursuant to which the Company pursuant to which it pays an average $3,734 per month in rental charges. On June 1, 2021, the Company recognized an operating lease ROU asset and lease liability of $165,000, related to the Nevada operating lease. During the nine months ended September 30, 2021, the Company reflected amortization of the ROU assets of $13,000 related to its Nevada operating lease, resulting in an ROU asset balance of $152,000 as of September 30, 2021.

During the nine months ended September 30, 2021, the Company added $165,000 in lease liabilities related to its Nevada operating lease, and made lease payments of $12,000 towards its operating lease liability. As of September 30, 2021, liabilities under operating leases amounted to $153,000, of which $38,000 is reflected as operating lease liability, current portion.

The lease agreement above have a weighted average remaining lease term of 3.92 years as of September 30, 2021, and the weighted average discount rate for operating leases is 4%. Rent expense for the Nevada operating lease during the three and nine months ended September 30, 2021 and 2020 was $9,000 and $12,000, and $0 and $0, respectively.

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
Remainder of 2021	$11,000
2022	44,000
2023	45,000
2024	46,000
2025	19,000
Total lease payments	165,000
Less: Imputed interest	(12,000)
Total operating lease liabilities	153,000
Lease liabilities, current portion	(38,000)
Lease liabilities, net of current portion	$115,000

7.	Research and Development

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

For the nine-month periods ended September 30, 2021 and 2020, our research and development expenses were $259,000 and $308,000 respectively. For the three-month periods ended September 30, 2021 and 2020, our research and development expenses were $152,000 and $81,000 respectively.

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

Total expenses recognized during each nine-month periods ended September 30, 2021 and 2020 pursuant to these two License Agreements amounted to $141,000. Total expenses recognized during each three-month periods ended September 30, 2021 and 2020 pursuant to these two License Agreements amounted to $47,000 and $47,000, respectively. Total expenses have been reflected in Research and Development expenses on the accompanying consolidated statements of operations. In the nine-month periods ended September 30, 2021 and 2020, the Company also recognized penalty interest on past-due balances of $36,000 and $36,000, respectively, which is included as part of interest and financing expense in the accompanying statements of operations.

As of September 30, 2021 and December 31, 2020, total unpaid fees due to Temple pursuant to these agreements are $1,667,000 and $1,491,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $1,532,000 is deemed past due. The Company has discussed and continues to discuss with Temple settlement or cure of the past due balance.

No revenues were earned from the two License Agreements during the nine-month periods ended September 30, 2021 and September 30, 2020.

8.	Common Stock

During the nine months ended September 30, 2021, the Company issued 24,150,986 shares of its common stock as follows:

•	The Company issued 15,617,653 shares of its common stock upon the conversion of $332,000 in convertible notes pursuant to the convertible notes conversion prices of $0.02 to $0.035 per share.

•	The Company issued 8,533,333 shares of its common stock upon the private sale for proceeds of $128,000 at an exercise price of $0.015 per share.

9.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at September 30, 2021 was 4.9 years. Stock option activity for the period January 1, 2021 up to September 30, 2021, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2021	32,480,601	$0.18
Granted	800,000	0.03
Exercised	–	–
Forfeited	–	–
September 30, 2021	33,280,601	$0.18

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of September 30, 2021 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	22,305,551	6.3	$0.10	22,305,551	$0.10
$0.25 - $0.49	10,353,552	1.8	0.30	10,353,552	0.30
$0.50 - $0.99	471,052	2.6	0.85	471,052	0.85
$1.00 - $2.00	150,446	1.8	1.18	150,446	1.18
	33,280,601	4.9	$0.18	33,280,601	$0.18

During the nine-month period ending September 30, 2021, the Company granted options to purchase 300,000 shares of common stock to a former executive officer under terms of an employment agreement. The options are exercisable at $0.02 to $0.05 per share, vest monthly over a one-month period, and expire ten years from the date granted. Total fair value of these options at grant date was $11,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 10 years; risk free interest rate of 1.11%; volatility of 141% to 147% and dividend yield of 0%.

During the nine-month period ending September 30, 2021, the Company granted options to purchase 500,000 shares of common stock to an employee under terms of a raise in salary. The options are exercisable at $0.02 per share, vest immediately, and expire ten years from the date granted. Total fair value of these options at grant date was $20,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 10 years; risk free interest rate of 1.31%; volatility of 157% and dividend yield of 0%.

During the nine-month periods ended September 30, 2021 and 2020, the Company recognized compensation costs based on the fair value of options that vested of $32,000 and $283,000 respectively. During the three-month periods ended September 30, 2021 and 2020, the Company recognized compensation costs based on the fair value of options that vested of $20,000 and $81,000 respectively.

At September 30, 2021, the Company’s closing stock price was $.03 per share. The aggregate intrinsic value of the options outstanding at September 30, 2021 was $8,000. Future unamortized compensation expense on the unvested outstanding options at September 30, 2021 is approximately $0.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2021 up to September 30, 2021.

	Warrants	Weighted Avg. Exercise Price
January 1, 2021	8,683,677	$0.11
Granted	10,187,160	0.03
Exercised	–	–
Cancelled	(4,321,182)	0.09
September 30, 2021	14,549,655	$0.06

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of September 30, 2021 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	13,279,655	0.7	$0.04	13,246,322	$0.04
$0.25 - $0.49	1,200,000	0.2	0.30	1,200,000	0.30
$0.50 - $1.00	70,000	2.6	0.80	70,000	0.80
	14,549,655	0.6	$0.06	14,516,322	$0.06

In the nine-month period ending September 30, 2021, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 9,887,163 shares of common stock with an exercise price of $0.03 to $0.04 per share, vesting immediately upon grant and expiring one year from the date of grant (see Note 5, above).

In the nine-month period ending September 30, 2021, the Company issued warrants to purchase 299,997 shares of common stock in exchange for services. The warrants are exercisable at a price of $0.02 to $0.05, vesting one month from the date of grant and expiring two years from the date of grant. Total fair value of these options at grant date was $9,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 0.13% to 0.27%; volatility of 204% to 240% and dividend yield of 0%. During the nine-month period ended September 30, 2021, the Company recognized compensation costs based on the fair value of warrants that vested of $9,000.

At September 30, 2021, the aggregate intrinsic value of the warrants outstanding was $2,000.

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

From October 1, 2021, through November 10, 2021, the Company issued an aggregate of $105,000 in convertible promissory notes and warrants to purchase an aggregate of 3,483,331 shares of common stock in a private placement. The Company received proceeds of $95,000, which funds are used for general corporate purposes and working capital.

The convertible notes are due twelve months from their respective issuance dates, are non-interest bearing, and were issued at a 10% discount to the face amount of the note. The notes are convertible into shares of the Company’s common stock at a rate of $0.03 per share. If the notes are not paid in full when due, the balance shall be increased by 10% and the Company shall be required to pay interest at a rate of 10% per annum thereon until all sums thereunder are paid in full.

The warrants are exercisable into shares of the Company’s common stock for a term of one year at an exercise price of $0.04 per share. The Warrants also contain provisions that protect the holders against dilution by adjustment of the conversion price in certain events involving a reduction or increase in the Company’s shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2021, and we undertake no duty to update this information.

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

Our Company was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The name change was affected through a short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Additionally, QS Energy Pool, Inc., a California corporation, was formed as a wholly owned subsidiary of the Company on July 6, 2015 to serve as a vehicle for the Company to explore, review and consider acquisition opportunities. To date, QS Energy Pool has not entered into any acquisition transaction. However, the Company may still consider entering into potential beneficial acquisitions. The Company is considering dissolving QS Energy Pool to reduce costs associated with operating this subsidiary. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter market. More information including the Company’s updates, fact sheet, logos and media articles are available at our corporate website, www.qsenergy.com.

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

As previously reported, in December 2018, we entered into an agreement with a major U.S.-based pipeline operator under which the Company installed its AOT equipment on a crude oil pipeline located in the Southern United States for testing and demonstration purposes. Based on laboratory tests and operations of prototype equipment at other locations, we had a reasonable expectation that the equipment would operate successfully and that test results would demonstrate quantifiable benefits to pipeline operators. This has not occurred. As discussed below, our equipment is no longer installed or being tested at this demonstration site.

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

Though our engineers have working concepts as to what may be causing the most recent voltage drop and arc-fault issues, it is unknown whether these issues can be solved with minor modifications to the current design. To fully diagnose and resolve these issues, new testing would likely need to be performed in a laboratory setting. The time and cost of implementing such a plan would likely be significant. The Company did not have sufficient capital to take on this endeavor. We shut down all testing of our AOT product in July 2020, due to a lack of operating capital. See, however, note 11 (Subsequent Events) of our Consolidated Financial Statements, attached to our Form 10-K filed with the SEC on July 22, 2021, for an update of limited capital we received in the first two quarters of 2021, allowing us to commence some additional testing of our AOT product. See also note 11 (Subsequent Events) of the Consolidated Financial Statements contained in this Form 10-Q report, and Item 2 of Part II of this Form 10-Q report.

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

Our testing continues, but we have no material results to report as of September 30, 2021, or the date of filing this quarterly report with the SEC.

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

I. Nine months ended September 30, 2021 and 2020

Results of Operations for nine months ended September 30, 2021 and 2020

	Nine months ended
	September 30,
	2021	2020	Change
Revenues	$–	$–	$–
Costs and Expenses
Operating expenses	586,000	1,242,000	(656,000)
Research and development expenses	259,000	308,000	(49,000)
Loss before other income expense	(845,000)	(1,550,000)	705,000
Other expense
Interest and financing expense	(323,000)	(493,000)	170,000
Net Loss	$(1,168,000)	$(2,043,000)	$875,000

Operating expenses were $586,000 for the nine-month period ended September 30, 2021, compared to $1,242,000 for the nine-month period ended September 30, 2020, a decrease of $656,000. This is due to decreases in non-cash expenses of $255,000 and in cash expenses of $401,000. Specifically, the decrease in non-cash expenses is attributable to a decrease in stock compensation expense attributable to options granted to employees and directors of $251,000, common stock and warrants issued as compensation for services of $4,000. The decrease in cash expense is attributable decreases in salaries and benefits of $247,000, legal and accounting of $35,000, insurance of $55,000, consulting fees of $35,000, public and investor relations of $30,000, travel expenses of $13,000, rent and utilities of $12,000, corporate expenses of $7,000 and market expenses of $6,000, offset by an increase of office expenses of $23,000, computer expenses of $10,000, patent expenses of $3,000, and auto expenses of $3,000.

Research and development expenses were $259,000 for the nine-month period ended September 30, 2021, compared to $308,000 for the nine-month period ended September 30, 2020, a decrease of $49,000. This decrease is attributable a decrease in prototype product development costs of $49,000.

Other expenses were $323,000 expense for the nine-month period ended September 30, 2021, compared to $493,000 expense for the nine-month period ended September 30, 2020, a net decrease in other expenses of $170,000. This decrease is attributable to a decrease in non-cash other expenses of $170,000. The decrease in non-cash other expense is due to decreases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $170,000.

The Company had a net loss of $1,168,000 or $0.00 per share, for the nine-month period ended September 30, 2021, compared to a net loss of $2,043,000 or $0.01 per share, for the nine-month period ended September 30, 2020.

II. Three months ended September 30, 2021 and 2020

	Three months ended
	September 30
	2021	2020	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	230,000	297,000	(67,000)
Research and development expenses	152,000	81,000	71,000
Loss before other expense	(382,000)	(378,000)	(4,000)
Other expense
Interest and financing expense	(141,000)	(58,000)	(83,000)
Net Loss	$(523,000)	$(436,000)	$(87,000)

The Company had no revenues in the three month-periods ended September 30, 2021 and 2020.

Operating expenses were $230,000 for the three-month period ended September 30, 2021, compared to $297,000 for the three-month period ended September 30, 2020, a decrease of $67,000. This is due to decreases in non-cash expenses of $60,000 and cash expenses of $7,000. Specifically, the decrease in non-cash expenses is attributable to decreases in stock compensation expenses attributable to the fair value of options granted to directors and employees of $60,000. The decrease in cash expense is attributable decreases in salaries and benefits of $63,000, insurance of $45,000, other expenses of $2,000, offset by an increase in consulting fees of $44,000, legal and accounting of $26,000, patent expenses of $11,000, travel expenses of $7,000, office expenses of $6,000, rent and utilities of $5,000, and auto expenses of $4,000.

Research and development expenses were $152,000 for the three-month period ended September 30, 2021, compared to $81,000 for the three-month period ended September 30, 2020, an increase of $71,000. This increase is attributable to decreases in prototype product development costs of $71,000.

Other expenses were $141,000 expense for the three-month period ended September 30, 2021, compared to $58,000 expense for the three-month period ended September 30, 2020, a net increase in other expenses of $83,000. This increase is attributable to an increase in non-cash other expenses of $83,000. The decrease in non-cash other expense is due to an increase in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $83,000.

The Company had a net loss of $523,000, or $0.00 per share, for the three-month period ended September 30, 2021, compared to a net loss of $436,000, or $0.00 per share, for the three-month period ended September 30, 2020.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $4,048,000 as of September 30, 2021. Our negative operating cash flow for the periods ended September 30, 2021 was funded primarily through issuance of convertible notes.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $1,168,000 and a negative cash flow from operations of $514,000 for the nine-month period ended September 30, 2021. In addition, as of September 30, 2021, twenty-six notes payable with an aggregate balance of $1,285,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about our ability to continue as a going concern.

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

Summary

During the period ended September 30, 2021, we received cash totaling $540,000 from issuance of our convertible notes payable and private sale to purchase common stock and used cash in operations of $514,000. At September 30, 2021, we had cash on hand in the amount of $78,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2021 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Licensing Fees to Temple University

For details of the licensing agreements with Temple University, see Financial Statements attached hereto, Note 7 (Research and Development).

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2021, the Company incurred a net loss of $1,168,000, used cash in operations of $514,000 and had a stockholders’ deficit of $4,048,000 as of that date. In addition, as of September 30, 2021, twenty-six notes payable with an aggregate balance of $1,285,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2021, the Company had cash on hand in the amount of $78,000. Management estimates that the current funds on hand will be sufficient to continue operations through December 2021. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2021 and beyond.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of September 30, 2021, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2021, management, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were ineffective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine-month period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the nine months ended September 30, 2021, the Company issued 15,617,653 shares of its common stock upon the conversion of $332,000 in convertible notes at $0.02 to $0.035 per share. In private sale of securities, during the nine months ended September 30, 2021, the Company issued 8,533,333 shares of its common stock for proceeds of $128,000 valued at $0.015 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption, among other exemptions, from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

QS ENERGY, INC.

Date: November 15, 2021	By:	/s/ Cecil Bond Kyte
Cecil Bond Kyte
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

