Form 10-K
period 2021-12-31
QS Energy, Inc.
filed 2022-03-31
CIK 1103795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

______________________________________

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of December 31, 2021 was $12,784,000.

The number of shares of the Registrant’s Common Stock outstanding as of March 25, 2022 was 356,491,888.

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

Overview

QS Energy, Inc. (“QS Energy” or “Company” or “we” or “us” or “our”) develops and seeks to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents, a substantial portion of which have been developed in conjunction with and exclusively licensed by us from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that in lab and other tests has shown to reduce crude oil viscosity by applying a high intensity electrical field to crude oil while in transit. AOT technology has shown to deliver reductions in crude oil viscosity and pipeline pressure loss as demonstrated in independent third-party tests performed by the U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™, at full-scale test facilities in the U.S. and China, and under commercial operating conditions on one of North America’s largest high-volume crude oil pipelines. Prior testing on a commercial crude oil condensate pipeline demonstrated high correlation between laboratory analysis and full-scale AOT operations under commercial operating conditions with onsite measurements and data collected by the pipeline operator on its supervisory control and data acquisition (“SCADA”) system. The AOT product is still in development and testing and has transitioned from laboratory testing to initial demonstration and continued testing in advance of our goal of seeking commercial acceptance and adoption by the upstream and midstream pipeline marketplace. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and test operations of our crude oil pipeline products in the upstream and midstream energy sector. Our efforts in the foregoing regard have been substantially hampered by our lack of capital. We should be able to continue our efforts to commercialize our AOT product during 2022 only if we are able to raise sufficient capital to do so. We can provide no assurances that we will be able to raise the capital we need to continue our efforts in 2022, or that any such capital will be available to us on acceptable terms and conditions.

Our Company was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The name change was affected through a short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Additionally, QS Energy Pool, Inc., a California corporation, was formed as a wholly owned subsidiary of the Company on July 6, 2015 to serve as a vehicle for the Company to explore, review and consider acquisition opportunities. To date, QS Energy Pool has not entered into any acquisition transaction. However, the Company will still consider entering into potential beneficial acquisitions. The Company is considering dissolving QS Energy Pool to reduce costs associated with operating this subsidiary. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter Bulletin Board (Pink Sheets).

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

In February 2016, the modified AOT equipment was installed at Kinder Morgan’s facility. Pre-acceptance testing was performed in April 2016, culminating in more than 24 hours of continuous operations. In-field viscosity measurements and pipeline data collected during this test indicated the AOT equipment operated as expected, demonstrating viscosity reductions equivalent to those measured under laboratory conditions. Supervisory Control And Data Acquisition (“SCADA”) pipeline operating data collected by Kinder Morgan during this test indicated a pipeline pressure drop reduction consistent with expectations. Results of this test were promising; however, due to the short duration of the test and limited data collection, definitive conclusions regarding the AOT performance and its impact on pipeline operations could not be reached. Based on final analysis of in-field test results, SCADA operating data and subsequent analysis of crude oil condensate samples at Temple University, it became unlikely Kinder Morgan would use the AOT at the original test location or other condensate pipeline. Kinder Morgan expressed interest in AOT operations at one of their heavy crude pipeline locations subject to results of other AOT demonstration projects and provided the Company with additional crude oil samples which have been tested at Temple University for future test correlation and operational planning purposes. The Kinder Morgan Lease is currently in suspension and there are no current plans to resume the lease or reinstall an AOT device at a Kinder Morgan facility.

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

During initial testing with the small power supply, current draw was greater than prior field deployments. While it was expected that the small power supply would not achieve treatment voltage, as voltage was increased, actual current draw experienced under test conditions exceeded the operating limit of the power supply. Subsequent laboratory and in-field testing performed at our then Tomball facility showed the electrical conductivity of the oil to be quite high and in line with field observations. Although these tests indicated the unit was generally functioning properly, results further indicated the damaged power supply, once repaired, would not be capable of providing sufficient power to fully treat the crude oil due to the oil’s high electrical conductivity. In anticipation of this result, the Company initiated in advance of testing parallel tasks of: i) installation of the repaired power supply to perform limited testing to confirm laboratory and in-field test results; and ii) procurement of a new power supply capable of providing significantly more power and a modified AOT grid pack assembly reconfigured and generally optimized based on the latest laboratory and in-field test results.

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

We have tested and attempted to operate the AOT under a variety of conditions. We have been able to bring the system up to high voltage under static “shut-in” conditions; however, as reported above, the system continued to shut down due to an electrical short circuit when operated under pressure. In simple terms, as also reported above, this means we can flood the system with crude oil, shut-in the system by closing the intake and outtake valves isolating the system from the pipeline’s operating pressure, and power up the system in excess of 10,000 volts. Once the valves are opened and the system is subjected to the pipeline’s operating pressure, the system develops an electrical short circuit and shuts down. Because of our inability to fully diagnose the cause of our current electrical problems, we can provide no assurances that we will not face other operational issues after completing a full diagnosis and evaluation of our technology.

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

Though our engineers have working concepts as to what may be causing the most recent voltage drop and arc-fault issues, it is unknown whether these issues can be solved with minor modifications to the current design. To fully diagnose and resolve these issues, new testing would likely need to be performed in a laboratory setting. The time and cost of implementing such a plan would likely be significant. The Company does not currently have sufficient capital to take on this endeavor. We shut down all testing of our AOT product in July 2020, due to a lack of operating capital, except we received limited capital in 2021, allowing us to commence some additional testing of our AOT product.

Following our receipt of such limited capital, our engineer commenced re-testing operations in June 2021. Our engineer has reported that the AOT has been unloaded and the electrical connection has been ordered. The unit will undergo testing to try and duplicate the electrical short condition experienced at the test site. After initial testing, a troubleshooting sequence will be performed to attempt to identify the location of the short. If an electrical short can be found based on our hypothesis, we intend to resolve it. If the electrical short cannot be found the AOT will be disassembled and tested in pieces, assuming we are able to raise sufficient capital to do so. Additionally, laboratory materials testing of the electrical insulation will be initiated. Measurement of the electrical properties of both newly cast and material both exposed and submerged in fluid will be done to determine if the resin remains our material of choice. Our engineer reports that he is expecting to visit the AOT in July 2021 to inspect all the connections and conduct initial testing while the AOT is empty. He further reports that lab test fixtures are being designed and initial designs could be available for review in August 2021. Because of our inability fully to diagnose the cause of our current electrical problems, we can provide no assurances that we will not face other operational issues after completing a full diagnosis and evaluation of our technology, requiring additional capital, which, as pointed out, may not be available to us.

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

The results of the electrical testing of the insulating material showed that the material is functioning as designed. However, during the testing it was discovered that the material swells when exposed to crude oil. The current design does not accommodate a change in size of the parts. New materials were sourced and tested as potential replacements. A couple of new materials have been found that offer improved stability when submerged in crude oil for extended periods of time. To expedite the search several materials tested were purchased of the shelf while working with our vendors to source new commercial materials. The data has been shared with our vendors and they are working on providing us with samples of commercial versions of the promising materials.

We have also validated that a new design concept for the grid pack will reduce arcing and allowed us to apply full voltage during a recent test. A 3rd party engineering firm with proper experience and three-dimensional modeling software was engaged. A design review has been completed and final drawings have been received. Drawings have been sent to our vendors for review and pending no issues the ordering process for prototype parts, for fit and electrical testing, should commence at some point during fiscal year 2022.

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

Our expenses to date have been funded through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We will need to raise substantial additional capital through 2022, and beyond, to fund work on our AOT, our sales and marketing efforts, continuing research and development, and certain other expenses, including without limitation, legal and accounting expenses, until we are able to achieve a revenue base. We can provide no assurances that additional capital will be available to us, or if it is, that such additional capital will be offered at acceptable terms. Please see note 12 (Subsequent Events) of our Consolidated Financial Statements, attached hereto.

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

Throughout 2021, our efforts have been tightly focused on executing our AOT demonstration project strategy. A number of companies in North America, South America and the Middle East have expressed interest in our technology and a desire to review demonstration project test results and visit the demonstration site. Assuming successful operations, we believe our AOT project should provide data requested by prospective customers such as real-time changes in viscosity, pipeline pressure drop reduction and increases in pipeline operating flowrates. All collected data will be normalized such that it can be used to evaluate the financial and operational benefits across a wide range of commercial operating scenarios without disclosing confidential details of our operations. We believe that real-world data from our AOT project could be used to accelerate our desire to achieve commercial adoption of our AOT technology, positioning us to re-engage with industry executives.

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

See also our discussion above in Item 1. Under the section labeled Overview.

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

Employees

As of December 31, 2021, the Company had two (2) full-time employees. We also utilized the services of part-time consultants on an as-needed basis to assist us with various matters, including engineering, logistics, investor relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A. Risk Factors

We have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated insignificant revenues from operations in late 2006 and subsequently did not generate any revenues until 2014 and we have incurred recurring net losses every year since our inception in 1998. For the fiscal years ended December 31, 2021 and 2020, we had net losses of $1,420,000 and $2,415,000 respectively. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our debt and equity securities for cash. We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the Company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 31, 2022, our independent auditors stated that our consolidated financial statements for the year ended December 31, 2021 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring net losses and accumulated deficit from operations since inception. During the year ended December 31, 2021, we incurred a net loss of $1,420,000 and used cash in operations of $722,000 and had a stockholders’ deficit of $4,173,000 as of December 31, 2021. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. The going concern qualification in the auditor’s report could materially limit our ability to raise additional capital. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated cash flow from operations since our inception in February 1998 and have relied on external sources of capital to fund operations. We had $114,000 in cash at December 31, 2021 and used cash in operations of $722,000 for the year ended December 31, 2021.

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

During fiscal 2021, our cash burn rate amounted to approximately $60,000 per month and could increase during the remainder of fiscal 2022. In order to fund our capital needs, we conducted private offerings of our securities in 2020 and 2021. While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that an equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.

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

The market price for our common stock has been volatile during the last year, ranging from a closing price of $0.02 on January 4, 2021 to a closing price of $0.07 on February 8, 2021, and a closing price of $0.04 on March 25, 2022. Additionally, the price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including, developments with respect to patents or proprietary rights, announcements of technological innovations by us or our competitors, announcements of new products or new contracts by us or our competitors, actual or anticipated variations in our operating results due to the level of development expenses and other factors, changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates, conditions and trends in our industry, new accounting standards, general economic, political and market conditions and other factors.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of June 1, 2021, our executive offices were moved to 3606 Challenger Way, Unit 1, Carson City, Nevada 89706, under a lease providing for a four year term at approximately $4,100 per month. The Company intends to seek to sublease a portion of this office space.

The Company’s former executive offices were located in Tomball, Texas (“Tomball Facility”) and leased from JBL Energy Partners, an entity owned by Jason Lane, former Director and Chairman of the Board of the Company who resigned in April 2021. The Tomball Facility was under a month-to-month lease at a lease rate of $5,000 per month, as amended. Total rent expense under this lease during the years ended December 31, 2021, and 2020 was $8,000 and $60,000. The Tomball Facility lease with Lane was terminated in connection with the resignation of Mr. Lane. At May 1, 2021, the Company agreed to continue to lease a portion of the Tomball facility from the landlord on a month to month basis at $1,000 per month. The Company also rents a storage facility on a month to month basis for $250 per month.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective August 11, 2015, the Company changed its name to QS Energy, Inc., and changed its trading symbol to “QSEP”. The following table sets forth the high and low bid prices of the Company’s common stock for the quarters indicated as quoted in the Pink Sheets as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2021		2020
	High	Low	High	Low
First Quarter	$0.08	$0.02	$0.15	$0.03
Second Quarter	$0.04	$0.02	$0.10	$0.03
Third Quarter	$0.06	$0.01	$0.06	$0.02
Fourth Quarter	$0.06	$0.02	$0.04	$0.01

According to the records of our transfer agent, we had approximately 1,000 stockholders of record of our common stock at March 25, 2022. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Issuances of Unregistered Securities in Current Fiscal Year

During the year ended December 31, 2021, the Company issued an aggregate of 32,118,979 shares of its common stock as follows:

•	The Company issued 8,533,333 shares of its common stock upon the private sale for proceeds of $128,000 valued at $0.015 per share.

•	The Company issued 22,085,646 shares of its common stock upon the conversion of $261,000 in convertible notes pursuant to convertible notes conversion prices of $0.02 to $0.03 per share.

•	The Company issued 500,000 shares of its common stock as compensation valued at $20,000 at a price of $0.04 per share.

•	The Company issued 1,000,000 shares of its common stock for services valued at $40,000 at a price of $0.04 per share.

•	The Company issued convertible notes in aggregate value of $723,000 for net proceeds of $657,000, convertible into 28,794,327 shares in common stock of the Company at a conversion price of $0.02 to $0.03 per share, and in connection with these notes, issued warrants to purchase 18,907,157 shares of common stock of the Company at an exercise price of $0.03 to $0.04 per share and expiring one year from the date of issuance, summarized by month as follows:

Shares of Common Stock Issuable upon conversion of Notes Issued in 2021

Month of Issuance	Principal amount of convertible notes	Conversion Price	Shares of common Stock issuable upon Conversion of Principal
February 2021	$33,000	$0.02 per share	1,650,000
April 2021	$27,000	$0.02 per share	1,375,000
May 2021	$73,000	$0.02 per share	3,630,000
June 2021	$129,000	$0.02 per share	6,435,000
July 2021	$20,000	$0.02 per share	990,000
August 2021	$171,000	$0.03 per share	5,694,333
October 2021	$82,000	$0.03 per share	2,749,998
November 2021	$97,000	$0.03 per share	3,226,665
December 2021	$91,000	$0.03 per share	3,043,331
	$723,000		28,794,327

Issuances of Unregistered Securities in Prior Fiscal Year

During the year ended December 31, 2020, the Company issued an aggregate of 13,069,707 shares of its common stock as follows:

•	The Company issued 2,000,000 shares of its common stock upon the private sale for proceeds of $30,000 valued at $0.015 per share.

•	The Company issued 9,854,707 shares of its common stock upon the conversion of $410,000 in convertible notes pursuant to the convertible notes conversion prices of $0.02 to $0.15 per share.

•	The Company issued 1,155,000 shares of its common stock upon the exercise of warrants for proceeds of $58,000 at exercise price of $0.05 per share.

•	The Company issued 60,000 shares of its common stock upon the exercise of options for proceeds of $3,000 at exercise price of $0.05 per share.

•	The Company issued convertible notes in aggregate value of $329,000 for net proceeds of $299,000, convertible into 11,434,037 shares in common stock of the Company at a conversion price of $0.02 to $0.035 per share, and in connection with these notes, issued warrants to purchase 5,717,017 shares of common stock of the Company at an exercise price of $0.03 to $0.035 per share and expiring one year from the date of issuance, summarized by month as follows:

Shares of Common Stock Issuable upon Conversion of Notes issued in 2020

Month of Issuance	Principal amount of convertible note	Conversion Price	Shares of common Stock issuable upon Conversion of Principal
March 2020	$39,000	$0.035 per share	1,100,000
April 2020	$3,000	$0.035 per share	86,429
May 2020	$81,000	$0.035 per share	2,316,609
June 2020	$110,000	$0.035 per share	3,145,999
November 2020	$68,000	$0.02 per share	3,410,000
December 2020	$28,000	$0.02 per share	1,375,000
	$329,000		11,434,037

Item 6. Selected Financial Data

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Item 7 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-K, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2021, and we undertake no duty to update this information.

Overview

The Company has not generated significant revenues since its inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2022.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2021 and also need to raise substantial additional capital in 2021, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

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

Results of Operation

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	12/31/2021
	2021	2020	Change	% Change
Revenues	$–	$–	$–	–

Operating expenses	837,000	1,468,000	(631,000)	(43%	)
Research and development expenses	350,000	355,000	(5,000)	(1%	)
Loss from operations	(1,187,000)	(1,823,000)	(636,000)	(35%	)

Interest and financing expense	(233,000)	(592,000)	(359,000)	(61%	)
Net Loss	$(1,420,000)	$(2,415,000)	$(995,000)	(41%	)

Revenue Comparison, 2021 and 2020

The Company recognized no revenues during the twelve-month periods ended December 31, 2020 and December 31, 2021.

Operating Expense Comparison, 2021 and 2020

Operating expenses were $837,000 for the fiscal year ended December 31, 2021, compared to $1,468,000 for the fiscal year ended December 31, 2020, a decrease of $631,000. This decrease was attributable to a decreases in non-cash expenses of $272,000 and in cash expenses of $359,000. Specifically, the decrease in non-cash expenses is attributable to a decrease in stock-based compensation related to directors and employees of $310,000, offset by an increase in stock-based compensation related to consultants of $38,000. The decrease in cash expenses is attributable to decreases in salaries and benefits of $302,000, insurance of $86,000, legal and accounting fees of $39,000, public and investor relations of $28,000, corporate expenses of $8,000, market expenses of $6,000, mail and freight of $4,000, and travel expenses of $3,000, offset by increases in office expenses of $35,000, consulting fees of $32,000, rent of $25,000, computer expenses of $12,000, auto expenses of $5,000, patent maintenance expenses of $5,000, meals and entertainment of $2,000, and other expenses of $1,000.

Research and development expenses were $350,000 for the fiscal year ended December 31, 2021, compared to $355,000 for the fiscal year ended December 31, 2020, a decrease of $5,000. This decrease is attributable to AOT prototype and demonstration project development costs.

Interest expenses were $233,000 for the fiscal year ended December 31, 2021, compared to $592,000 for the fiscal year ended December 31, 2020, a decrease of $359,000. This decrease is attributable to a decrease in interest and financing expense of $96,000 to account the relative fair value of the warrants issued with our convertible notes and the notes’ beneficial conversion feature that were recorded as note discounts.

We had a net loss of $1,420,000 or $0.00 loss per share for the fiscal year ended December 31, 2021 compared to a net loss of $2,415,000 or $0.01 loss per share for the fiscal year ended December 31, 2020.

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations since our inception in 1998. As of December 31, 2021, we had cash of $114,000 and a stockholders’ deficit of $4,173,000. Our operating cash flow in 2021 was funded primarily through cash reserves, the exercise of stock purchase warrants and options for cash, and the issuance of convertible notes for cash.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,420,000 and used cash in operations of $722,000 for the year ended December 31, 2021. In addition, as of December 31, 2021, notes payable with an aggregate balance of $1,333,000 and certain obligation to a former officer are past due. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At December 31, 2021, the Company had cash on hand in the amount of $114,000. Management estimates that the current funds on hand will be sufficient to continue operations through September 2022. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to maintain an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation certain payments to a former officer, during the remainder of 2021 and beyond. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Contractual Obligations

The Company’s contractual commitments for future periods, including minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

Year ending December 31,	License Agreements (1)	Compensation Agreements	Total Obligations
2022	$187,500	$197,000	$384,500
2023	187,500	–	187,500
2024	187,500	–	187,500
2025	187,500	–	187,500
2026	187,500		187,500
Total	$937,500	$197,000	$1,134,500

___________________

(1)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party. For details of the Temple Licensing Agreements, see Note 6 of the Financial Statements, attached hereto.

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

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our consolidated financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. For a more detailed discussion of the accounting policies of the Company, see Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”.

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

Recent Accounting Pronouncements

See Note 1 of the financial statements for discussion of recent accounting pronouncements.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of and for the years ended December 31, 2021 and 2020 are presented in a separate section of this report following Item 15 and begin with the index on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses discussed below.

2. Internal Control over Financial Reporting

(a)	Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded, that our internal controls over financial reporting was not effective as of December 31, 2021 due to the material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified include (i) the Company had inadequate segregation of duties consistent with control objectives; and (ii) the Company had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements.

Notwithstanding the identified material weaknesses, management has concluded that the Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

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

(b)	Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Composition of Board of Directors

Our bylaws provide that the Board shall consist of between one and eight directors, as determined by the Board from time to time. The number of directors is currently fixed at seven (7) members. Each board member serves a term of three years and will serve until their successors are elected and qualified, or until their earlier resignation or removal. Currently, the Board consists of three (3) members.

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

The following constitutes the Board of Directors as of December 31, 2021:

Name	Age	Position	Director Class	Director Since	Term Expires
Cecil Bond Kyte	50	Chief Executive Officer, Director (Non-Independent)	Class I	2021	2022
Donald Dickson	66	Director (Independent)	Class II	2013	2023
Eric Bunting	53	Director (Independent)	Class I	2017	2022

Biographical Information Regarding Directors

Cecil Bond Kyte, Chief Executive Officer (Non-Independent Director) was elected to serve as Chairman of the Board of the Company in December 2007, then known as Save The World Air, Inc. (“STWA”). In January 2010, he was appointed to serve as CEO of STWA. In November 2013, Mr. Kyte voluntarily resigned as a director, Chairman of the Board, and CEO of STWA. Since then, Mr. Kyte has held positions with the following public companies: MassRoots, Inc., where he served as a board member from late 2017, through July 2019. Massroots, Inc. was a technology platform for the cannabis industry during the time Mr. Kyte served as a director of the company; Rightscorp, Inc., where, since 2015, Mr. Kyte has served and continues to serve as the company’s CEO, and since 2016, has served and continues to serve as the company’s CFO. Mr. Kyte is also a member of the board of Rightscorp. Rightscorp’s mission is to support copyright holders’ abilities to litigate and monetize their music and other copyrights against piracy and peer to peer infringement on the internet. Mr. Kyte has mainly been associated with “start overs” rather than “start ups,” using his abilities to restructure and develop a company’s management, financial condition, compliance, and product commercialization. In addition to his current roles as CEO, CFO, and board member of Rightscorp, Mr. Kyte is currently supporting the funding and business development for Bye Aerospace’s suite of products including the development and manufacturing of advanced civilian/military aerospace technologies. Mr. Kyte has been a pilot for 35 years. He received a B.S. Degree in accounting from Long Beach State University.

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

The Agreement also provided that subject to the Company’s receipt of working capital directly and indirectly from Mr. Kyte in the amount of no less than $500,000 by a date no later than September 29, 2020, Mr. Kyte would be appointed to the Company’s Board and to serve as the Company’s Chairman, CEO, and CFO, without compensation through the balance of calendar year 2020. Neither of the foregoing conditions was satisfied; thus Mr. Kyte was not appointed to the Company’s Board or management in calendar year 2020. Nonetheless, given the resignations of Messrs. Mann and Green from the Board, effective April 9, 2021, and the resignations of Messrs. Lane and Bundros from the Board, effective April 15, 2021, and the resignation of Mr. Dickson as CEO of the Company, effective April 15, 2021, and the resignation of Mike McMullen as CFO of the Company, effective April 15, 2021, the remaining two directors of the Company, namely, Mr. Dickson and Dr. Bunting, appointed Mr. Kyte, and Mr. Kyte agreed, to serve on the Company’s Board as a Class I Director and to serve as the Company’s CEO, CFO, and Chairman, effective April 15, 2021, with compensation to be determined at a later time subject to the Company’s financial condition and viability.

Don Dickson (Independent Director), appointed to Board of Directors on August 6, 2013, and currently is employed with Cherokee, Inc. which allows him to consult on different energy projects around the nation in the oil and gas industry. Don retired from Kinder Morgan in 2017, during his time there he worked on projects such as the Northeast Energy Direct Project and the Cortez Expansion project as project manager / engineering principal / construction support. The NED project will serve the Northeast United States delivering natural gas to the region, while the Cortez expansion project will increase the volume of CO2 being shipped from Southwest Colorado to West Texas for oil recovery. Prior to rejoining Kinder Morgan Mr. Dickson served as Chief Executive Officer for Advanced Pipeline Services (APS). APS was established for the purpose of providing a full range of services to the oil and gas industry. Core business areas are in new construction of pipeline and facilities, horizontal directional drilling and pipeline integrity/rehabilitation. Prior to APS, Mr. Dickson worked for Kinder Morgan in their natural gas operations, retiring after twenty-six years. During his time at Kinder Morgan served in different engineering capacities including as Director of Operations on two major pipeline projects, the 42” (REX) Rockies Mountain Express through the state of Illinois, and the 42” (MEP) Midcontinent Express Pipeline through the state of Louisiana. He also was Director of Operations with Tetra Resources completing various onshore and offshore oil and gas wells and a Senior Engineer with Halliburton Services. Mr. Dickson earned his B.S. in Engineering from Oklahoma State University.

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

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2021:

Name	Age	Position
Cecil Bond Kyte	50	Chief Executive Officer and Chief Financial Officer

Cecil Bond Kyte, Chief Executive Officer and Chief Financial Officer. Please see above under “Biographical Information Regarding Directors.”

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

Board of Directors

Director Independence

Our Board of Directors as of December 31, 2021, consisted of three (3) members. As of that date, the Board has affirmatively determined that Mr. Dickson and Dr. Bunting are independent directors. Mr. Kyte, our Chief Executive Officer is not considered independent.

Meetings of the Board

The Board held five (5) meetings in 2021. A majority of the members attended all 5 board meetings held in 2021. No meetings in 2022 have been held as of the date of this report.

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

Committees of the Board

Effective July 21, 2021, the Board dissolved the Company’s Audit Committee, and the functions thereof were assumed by the full Board.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)	Stock Awards ($)	Securities Underlying Options (#)	Full Value of Options ($)	All Other Compensation ($)	Total ($)
Cecil Bond Kyte (1)	2021	$–	$–	–	$–	$–	$–
Chief Executive Officer

Don Dickson (2)	2021	$–	$–	300,000	$9,000	$–	$9,000
Former Chief Executive Officer	2020	$–	$–	900,000	$35,000	$–	$35,000

Michael McMullen (3)	2021	$46,200	–	–	$–	$–	$46,200
Former Chief Financial Officer	2020	$158,400	$–	–	$–	$–	$158,400
	2019	$158,400	$–	–	$–	$–	$158,400

_________________

(1)	Mr. Kyte was appointed Chief Executive Officer (“CEO”) effective April 15, 2021.

(2)	Mr. Dickson will not receive any cash compensation for his role as interim CEO; rather, his compensation will be in the form of options that will be granted (“Grant”) to Mr. Dickson to purchase 100,000 shares of restricted common stock of the Company (the “Options”), each month of his employment as interim CEO during the Term. The Options will vest on the 30th day following the date of Grant, provided that Mr. Dickson remains in his role as interim CEO on the vesting date. All of the Options shall be priced as of the closing market price of the Company’s common stock as reported by the OTCBB (Pink Sheets) on the date of Grant. The Options issued to Mr. Dickson in exchange for serving as the Company’s interim CEO shall expire ten (10) years from the date of Grant. Mr. Dickson resigned as interim CEO, effective April 15, 2021.

(3)	Mr. McMullen was appointed Chief Financial Officer (“CFO”) effective April 1, 2017. Mr. McMullen’s annual base salary under his employment agreement as CFO is $158,400, for a two-year term. Effective March 31, 2019, the Company amended Mr. McMullen’s employment agreement. As amended, the contract was extended by 90 days with no other change in terms. Effective July 1, 2019 through November 15, 2019, Mr. McMullen was employed on a month-to-month basis with no other changes in terms. Effective November 15, 2019, Mr. McMullen’s employment agreement was amended extending the term of the agreement to February 15, 2020 with no other changes in terms.

Mr. McMullen’s Employment Agreement was amended and restated effective February 15, 2020. As amended, Mr. McMullen’s employment agreement was extended on a month-to-month basis with no other terms modified. Mr. McMullen resigned as CFO, effective April 15, 2021.

OPTION GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 2021, the Company granted options to purchase 300,000 shares of common stock to Named Executive Officers as follows:

•

The Company granted options (“Grant”) to Mr. Dickson in exchange for serving as the Company’s interim CEO under terms as follows:

Mr. Dickson was granted the right to purchase 100,000 shares of restricted common stock of the Company (the “Options”), each month of his employment as interim CEO during the Term. The Options will vest on the 30th day following the date of Grant, provided that Mr. Dickson remains in his role as interim CEO on the vesting date and shall expire ten (10) years from the date of Grant. All of the Options shall be priced as of the closing market price of the Company’s common stock as reported by the OTCBB on the date of Grant. Total fair value of these options at grant date was approximately $9,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 10 years; risk free interest rate of 1.11% to 1.62%; volatility of 141% to 147%; and dividend yield of 0%. During the year ended December 31, 2020, the Company recognized compensation costs of $9,000 based on the fair value of Mr. Dickson’s options that vested.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

No options were exercised by any of the Named Executive Officers during the 2021 fiscal year. The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2021 fiscal year.

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options ($)(1)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Don Dickson	–	$–	3,892,314	–	$–	$–
Michael McMullen	–	$–	800,000	–	$–	$–

(1) Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 31, 2021 the last trading day of the year was $0.04 per share.

EMPLOYMENT AGREEMENTS

Employment Agreement with Don Dickson

Mr. Dickson’s acceptance of the appointment as interim CEO of the Company for a term of 90 days became effective April 15, 2020 under terms as follows:

Compensation will be in the form of options that will be granted (“Grant”) to Mr. Dickson to purchase 100,000 shares of restricted common stock of the Company (the “Options”), each month of his employment as interim CEO during the Term. The Options will vest on the 30th day following the date of Grant, provided that Mr. Dickson remains in his role as interim CEO on the vesting date. All of the Options shall be priced as of the closing market price of the Company’s common stock as reported by the OTCBB (Pink Sheets) on the date of Grant. The Options issued to Mr. Dickson in exchange for serving as the Company’s interim CEO shall expire ten (10) years from the date of Grant. Mr. Dickson resigned as the Company’s CEO effective April 15, 2021.

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

Mr. McMullen’s Employment Agreement was amended and restated effective February 15, 2020. Mr. McMullen’s Employment Agreement had been scheduled to terminate February 15, 2019. As amended, his employment agreement was extended on a month-to-month basis. As of July 16, 2020, the Company deferred Mr. McMullen’s salary. As of December 31, 2020 deferred salary due to Mr. McMullen had accrued to $72,600. Deferred salaries were reported in operating expenses and related party payable. Mr. McMullen resigned as the Company’s CFO, effective April 15, 2021.

DIRECTORS COMPENSATION

Board compensation for calendar year 2021, payable to members of the Board under the Company’s May 6, 2014, Board compensation policy, as amended January 1, 2015, was suspended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2021.

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each of our directors;
•	the Company’s Chief Executive Officer and President, and Chief Financial Officer, are the only persons serving as a Named Executive as of December 31, 2021 whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company (such individuals are hereafter referred to as the “Named Executive Officers”); and all of our directors and executive officers serving as a group.

Named Executive Officers and Director	Number of Shares of Common Stock Beneficially	Percentage of Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)	Owned (2)
Kyte, Cecil Bond, Chief Executive Officer, Chief Financial Officer	16,968,333	4.56%
Dickson, Donald, Director	6,329,073	1.88%
Bunting, Eric – Director	13,852,621	3.78%
All directors and executive officers as a group	32,114,587	9.13%

(1)	Unless otherwise indicated, the address of each listed person is c/o QS Energy, Inc., 3606 Challenger Way, Unit #1, Carson City, Nevada 89706.

(2)

Percentage of beneficial ownership is based upon 355,300,222 shares of the Company’s common stock outstanding as of December 31, 2021. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

As of the date of this report Mr. Kyte beneficially owns 16,968,333 shares of common stock of the Company, and a Warrant to purchase 3,217,500 shares of common stock of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Accrued Expenses - Related Parties

As of December 31, 2021 and 2020, total accrued expenses – related parties amounted to $0 and $95,000, respectively. Included in the December 31, 2020 accrued amount are $74,000 in unpaid salaries due to an executive officer of the Company, $5,000 in accrued payroll taxes associated with unpaid salaries, $12,000 in unpaid directors fees owed to members of the Board of Directors, and $4,000 in unpaid out-of-pocket expenses due to an executive officer.

Director Independence

The Company believes Mr. Dickson and Dr. Bunting are independent, and Mr. Kyte is not independent.

Item 14. Principal Accounting Fees and Services

The Audit Committee has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2021.

Weinberg & Company, P.A. was first appointed in fiscal year 2002, and has audited our financial statements for fiscal years 2002 through 2020.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2021 and 2020.

	Amount
	Fiscal	Fiscal
Type of Fee	Year 2021	Year 2020
Audit (1)	$62,000	$34,000
Audit Related (2)	–	–
Taxes (3)	17,010	14,000
All Other (4)	–	–
Total	$79,010	$48,000

(1)	This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.
(2)	Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.
(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)     The following documents are filed as part of this Form 10-K.

Financial Statements:

Reference is made to the contents to the consolidated financial statements of QS Energy, Inc. under Item 7 of this Form 10-K.

(b)     Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant
3.1(6)	Articles of Merger
3.1(5)	Amendment to Articles of Incorporation (12/20/13)
3.1(15)	Second amendment to Articles of Incorporation (10/12/17)
3.2(4)	Amended and Restated Bylaws of the Registrant
3.2(8)	Amendment to the Amended and Restated Bylaws
10.1(2)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.2(3)	License Agreement between the Registrant and Temple University dated August 9, 2011
10.4(7)	Registrant’s Business Plan
10.8(9)	Jason Lane Employment Agreement effective April 1, 2017
10.9(10)	Michael McMullen Employment Agreement effective April 1, 2017
10.10(11)	Bigger Separation Agreement effective April 1, 2017
10.13(12)	Forms of Convertible Note, Warrant, and Securities Purchase Agreement in 2017 Spring Offering
10.11(13)	Amendment to the License Agreement between the Registrant and Temple University
10.12(14)	Submission of Matters to a Vote of Security Holders
10.13(16)	Amendment to Jason Lane employment agreement
10.14(17)	Form of Spring 2018 Securities Purchase Agreement
10.15(18)	Form of Winter 2018-2019 Offering Securities Purchase Agreement
10.16(18)	Amendment to Jason Lane employment agreement effective April 1, 2019
10.17(18)	Amendment to Michael McMullen employment agreement effective April 1, 2019
10.18(19)	Fourth Amendment to Jason Lane employment agreement effective February 15, 2020
10.19(19)	Third Amendment to Michael McMullen employment agreement effective February 15, 2020
21(17)	List of Subsidiaries
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e).

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000
(2)	Incorporated by reference from Registrant’s Form 8-K filed on February 8, 2007
(3)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2011
(4)	Incorporated by reference from Registrant’s Form 8-K filed on July 8, 2013
(5)	Incorporated by reference from Registrant’s Form 8-K filed on December 20, 2013
(6)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2015
(7)	Incorporated by reference from Registrant’s Form 8-K filed on December 1, 2015
(8)	Incorporated by reference from Registrant’s Form 8-K filed on November 14, 2016
(9)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(10)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(11)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(12)	Incorporated by reference from Registrant’s Form 8-K filed June 6, 2017
(13)	Incorporated by reference from Registrant’s Form 8-K filed July 14, 2017
(14)	Incorporated by reference from Registrant’s Form 8-K filed July 19, 2017
(15)	Incorporated by reference from Registrant’s Form 8-K filed October 12, 2017
(16)	Incorporated by reference from Registrant’s Form 10-Q filed November 14, 2017
(17)	Incorporated by reference from Registrant’s Form 10-K filed April 2, 2018
(18)	Incorporated by reference from Registrant’s Form 10-K filed April 1, 2019
(19)	Incorporated by reference from Registrant’s Form 10-K filed March 30, 2020

Item 16: Form 10-K Summary

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorize.

QS Energy, Inc.

Date: March 30, 2022	By:	/s/ Cecil Bond Kyte
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

NAME	TITLE	DATE

/s/ Cecil Bond Kyte	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors	March 30, 2022
Cecil Bond Kyte

/s/ Donald Dickson	Director	March 30, 2022
Donald Dickson

/s/ Eric Bunting, M.D.	Director	March 30, 2022
Eric Bunting, M.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

QS ENERGY, INC. AND SUBSIDIARIES

DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

QS Energy, Inc. and Subsidiaries

Carson City, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QS Energy, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative operating cash flows since inception, has a stockholders’ deficit, and has financed its working capital requirements through the recurring sale of its debt and equity securities. In addition, as of December 31, 2021, notes payable with an aggregate balance of $1,333,000 and certain obligations to a former officer are past due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible note transactions

As described in Notes 4 and 9 to the consolidated financial statements, during 2021 the Company issued investment units consisting of secured promissory notes which are convertible into shares of the Company’s common stock and warrants to acquire shares of the Company’s common stock. The Company allocated the proceeds received from the sale of the investment units to the convertible notes and warrants based upon their relative fair value. The Company used a Black Scholes Option Pricing Model, which uses certain assumptions related to expected life of the warrants, expected volatility, risk-free interest rates, and future dividends, to determine the fair value of the warrants.

We identified the accounting for the issuance of the convertible notes and warrants as a critical audit matter because of the significance of the account balances, and due to the complexity involved in assessing the classification and presentation of the convertible notes and warrants. The auditing for these transactions required a high degree of audit judgement including evaluating the reasonableness of the significant judgements made by management in determining the appropriate accounting.

The primary audit procedures we performed to address this critical audit matter included the following, among others:

•	We read the convertible note and warrant agreements, and relevant documentation.

•	We evaluated the reasonableness of the Company’s methodology for allocation of proceeds including the Company’s consideration of relevant accounting standards.

•	We developed independent estimates for the fair value of the warrants issued based on the assumptions and data used by management.

We have served as the Company’s auditor since 2002.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 31, 2022

QS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2021	2020
ASSETS
Current assets:
Cash	$114,000	$52,000
Prepaid expenses and other current assets	14,000	46,000
Total current assets	128,000	98,000
Property and equipment, net	9,000	16,000
Operating lease right of use asset	143,000	–
Total assets	$280,000	$114,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements-past due	$1,726,000	$1,491,000
Accounts payable and accrued expenses	930,000	700,000
Accrued expenses-related parties	–	95,000
Convertible notes payable, net of discounts of $86,000 and $83,000, respectively: including $1,333,000 and $1,128,000, respectively, in default	1,503,000	1,183,000
PPP Loan payable	150,000	152,000
Operating lease liabilities	38,000	–
Total current liabilities	4,347,000	3,621,000
Operating lease liabilities, net of current portion	106,000	–
Total liabilities	4,453,000	3,621,000

Commitments and contingencies	–	–

Stockholders’ deficit
Common stock, $0.001 par value: 500,000,000 shares authorized, 355,300,222 and 323,181,243 shares issued and outstanding at December 31, 2021 and 2020, respectively	355,301	323,182
Additional paid-in capital	118,065,699	117,373,818
Accumulated deficit	(122,594,000)	(121,204,000)
Total stockholders’ deficit	(4,173,000)	(3,507,000)
Total liabilities and stockholders’ deficit	$280,000	$114,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31
	2021	2020
Revenues	$–	$–

Operating expenses	837,000	1,468,000
Research and development expenses	350,000	355,000
Loss from operations	(1,187,000)	(1,823,000)

Interest and financing expense	(233,000)	(592,000)
Net Loss	$(1,420,000)	$(2,415,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding, basic and diluted	336,041,213	316,461,135

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	310,111,536	$310,111	$116,209,889	$(118,789,000)	$(2,269,000)

Proceeds from the exercise of options and warrants	1,215,000	1,215	59,785	–	61,000
Common stock issued on conversion of convertible notes payable	9,854,707	9,856	400,144	–	410,000
Value of warrants and beneficial conversion feature of issued convertible notes	–	–	299,000	–	299,000
Fair value of options and warrants issued as compensation	–	–	377,000	–	377,000
Common stock issued for sale of common stock	2,000,000	2,000	28,000	–	30,000
Net loss	–	–	–	(2,415,000)	(2,415,000)
Balance, December 31, 2020	323,181,243	323,182	117,373,818	(121,204,000)	(3,507,000)

Cumulative effect adjustment for adoption of ASU 2020-06 (see Note 4)	–	–	(60,000)	30,000	(30,000)
Issuance of common stock for cash	8,533,333	8,533	119,467	–	128,000
Common stock issued on conversion of convertible notes	22,085,646	22,086	238,914	–	261,000
Value of warrants issued with convertible notes	–	–	290,000		290,000
Fair value of common stock issued for services	1,000,000	1,000	39,000	–	40,000
Fair value of common stock issued as compensation	500,000	500	19,500	–	20,000
Fair value of options and warrants issued as compensation	–	–	45,000		45,000
Net loss	–	–	–	(1,420,000)	(1,420,000)
Balance, December 31, 2021	355,300,222	$355,301	$118,065,699	$(122,594,000)	$(4,173,000)

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31
	2021	2020
Cash flows from Operating Activities
Net loss	$(1,420,000)	$(2,415,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued for services	40,000	–
Fair value of common stock issued as compensation	20,000	–
Fair value of options and warrants issued as compensation	45,000	377,000
Amortization of debt discount	59,000	398,000
Accrued interest expense	124,000	145,000
Amortization of operating lease right of use asset	22,000	–
Depreciation	7,000	7,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	32,000	52,000
Accounts payable and accrued expenses	230,000	143,000
Accounts payable – license agreements	235,000	236,000
Accrued expenses – related parties	(95,000)	88,000
Operating lease liabilities	(21,000)	–
Net cash used in operating activities	(722,000)	(969,000)
Cash flows from financing activities
Net proceeds from sale of common stock	128,000	30,000
Net proceeds from issuance of convertible notes and warrants	658,000	299,000
Net proceeds from exercise of warrants and options	–	61,000
(Payment of) proceeds from loan payable	(2,000)	152,000
Net cash provided by financing activities	784,000	542,000
Net increase (decrease) in cash	62,000	(427,000)
Cash, beginning of period	52,000	479,000
Cash, end of period	$114,000	$52,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$1,600
Non-cash investing and financing activities
Adjustment for adoption of ASU 2020-06	$30,000	$–
Recording of operating lease right of use asset and liability	$165,000	$–
Conversion of convertible notes to common stock, net	$261,000	$410,000
Value of warrants and beneficial conversion feature associated with issued convertible notes	$290,000	$299,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

1.	Business and Summary of Significant Accounting Policies

QS Energy, Inc. (“QS Energy”, “Company”) was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter Bulletin Board (Pink Sheets). More information including the Company’s fact sheet, logos and media articles are available at our corporate website, www.qsenergy.com.

QS Energy develops and seeks to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil transport, and reducing greenhouse gas emissions. The Company’s intellectual properties include a portfolio of domestic and international patents, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy’s primary technology is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that in a lab and other tests has shown to reduce crude oil viscosity by applying a high intensity electrical field to crude oil while in transit. AOT technology has shown to deliver reductions in crude oil viscosity and pipeline pressure loss as demonstrated in independent third-party tests performed by the U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™, at full-scale test facilities in the U.S. and China, and under commercial operating conditions on one of North America’s largest high-volume crude oil pipelines. The AOT product is still in development and testing and has transitioned from laboratory testing to initial demonstration and continued testing in advance of our goal of seeking commercial acceptance and adoption by the upstream and midstream pipeline marketplace. The Company continues to devote the bulk of efforts to the promotion, design, testing and the commercial manufacturing and test operations of crude oil pipeline products in the upstream and midstream energy sector. QS Energy’s efforts in the foregoing regard have been substantially hampered by a lack of capital. The Company should be able to continue its efforts to commercialize its AOT product during 2021 only if sufficient capital is raised to do so. The Company can provide no assurances in its ability to raise the capital needed to continue efforts in 2021, or that any such capital will be available to it on acceptable terms and conditions.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the twelve-months ended December 31, 2021, the Company incurred a net loss of $1,420,000, used cash in operations of $722,000 and had a stockholders’ deficit of $4,173,000 as of December 31, 2021. In addition, as of December 31, 2021, twenty-eight notes payable with an aggregate balance of $1,333,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2021, the Company had cash on hand in the amount of $114,000. Management estimates that the current cash on hand will be sufficient to continue operations through September 2022, or, subject to actual costs incurred in implementing design modifications to our AOT demonstration project described. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2022 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders in case of equity financing.

Covid-19

During the year ended December 31, 2021, the COVID-19 pandemic did not have a material net impact on our operating results. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. As of December 31, 2021, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including having employees work remotely and utilizing electronic submission of invoices and payments. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity. The Company’s ability to continue operations is, in part, dependent on our access to funding. No assurances can be made that COVID-19 will not materially affect operations or negatively impact our ability to fund continued operations.

Principles of Consolidation

The consolidated financial statements include the accounts of QS Energy Inc. and its wholly owned subsidiaries, QS Energy Pool, Inc. and STWA Asia Pte. Limited. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include those related to assumptions used in impairment analysis for property and equipment, assumption used in valuing the issuance of convertible notes and the corresponding debt discount, assumptions used in valuing equity instruments issued for services, and valuation allowance for deferred tax assets, among others. Actual results could differ from these estimates.

Revenue Recognition

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

Cash

Cash consists of cash and demand deposits with banks. The Company holds no cash equivalents as of December 31, 2021 and 2020, respectively. The Company maintains its cash with domestic financial institutions. At times, cash balances may exceed federally insured limits of $250,000 per depositor at each financial institution. The Company believes that no significant concentration of credit risk exists with respect to this cash balances because of its assessment of the creditworthiness and financial viability of the financial institutions.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to ten years. Expenditures for major renewals and improvements that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results. Based upon management’s annual review, no impairments were recorded for the years ended December 31, 2021 and 2020.

Leases

The Company accounts for its leases in accordance with the guidance of FASB Accounting Standards Codification (“ASC”) 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments (see Note 3).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at anticipated future tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended December 31, 2021 and 2020, amounted to $350,000 and $355,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT product, all patent costs are expensed as incurred. During the years ended December 31, 2021 and 2020, patent costs were $20,000 and $15,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock-based payments to officers, directors, employees, and consultants by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards.  Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

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

Fair Value of Financial Instruments

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the asset or liability. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort.

The carrying amounts for cash, accounts payable, accrued expenses and convertible notes payable approximate their fair value due to the short-term nature of such instruments.

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

For the years ended December 31, 2021 and 2020, the dilutive impact of outstanding stock options of 31,080,601 shares and 32,480,601 shares; outstanding warrants of 19,977,149 shares and 8,683,677 shares; and notes convertible into approximately 24,100,887 and 13,184,099 shares of our common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

2.	Property and Equipment

At December 31, 2021 and 2020, property and equipment consists of the following:

	December 31,
	2021	2020

Office equipment	$34,000	$36,000
Furniture and fixtures	5,000	5,000
Testing equipment	37,000	37,000
Leasehold Improvements	25,000	25,000
Subtotal	101,000	103,000
Less accumulated depreciation	(92,000)	(87,000)
Total	$9,000	$16,000

Depreciation expense for the years ended December 31, 2021 and 2020 was $7,000 and $7,000, respectively.

3.	Operating Lease

The Company leases certain corporate office space under an operating lease agreement. We determine if an arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in lease arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

December 31,
2021

Lease costs:
Operating lease (included in general and administrative in the Company’s consolidated statement of operations)	$30,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$21,000

Weighted average remaining lease term – operating leases (in years)	3.4
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:
Long-term right-of-use assets	$143,000

Short-term operating lease liabilities	$38,000
Long-term operating lease liabilities	106,000
Total operating lease liabilities	$144,000

Maturity of the Company’s lease liabilities are as follows:

Operating
Year Ending December 31:	Lease
2022	$43,000
2023	45,000
2024	46,000
2025	19,000
2026 and thereafter	–
Total lease payments	153,000
Less: Imputed interest/present value	(9,000)
Present value of lease liabilities	$144,000

4.	Other Lease Formerly with Related Party

The Company’s former executive offices were located in Tomball, Texas (“Tomball Facility”) and leased from JBL Energy Partners, an entity owned by Jason Lane, former Director and Chairman of the Board of the Company who resigned in April 2021. The Tomball Facility was under a month-to-month lease at a lease rate of $5,000 per month, as amended. Total rent expense under this lease during the years ended December 31, 2021, and 2020 was $8,000 and $60,000. As of December 31, 2021, balance payable to JBL Energy Partners was $13,000 which is included as part of accounts payable and accrued expenses in the accompanying consolidated balance sheets. The Tomball Facility lease with Lane was terminated in connection with the resignation of Mr. Lane. At May 1, 2021, the Company agreed to continue to lease a portion of the Tomball facility from the new landlord on a month to month basis at $1,000 per month. The Company also rents a storage facility on a month to month basis for $250 per month.

Convertible Notes Payable

	December 31,
	2021	2020

Convertible notes	$1,154,000	$953,000
Accrued interest	435,000	313,000
Subtotal, including $1,333,000 and $1,128,000 in default at December 31, 2021 and 2020, respectively	1,589,000	1,266,000
Convertible note discount	(86,000)	(83,000)
Total	$1,503,000	$1,183,000

At December 31, 2019, total outstanding notes payable amounted to $1,019,000. During the year ended December 31, 2020, the Company issued convertible promissory notes in the aggregate of $329,000 for cash proceeds of $299,000, net of original issue discount (“OID”) of $30,000. The notes do not bear any interest; however, the implied interest rate used was 10% since the notes were issued 10% less than its face value, are unsecured, mature in twelve months from issuance and convertible into 11,434,037 shares of the Company’s common stock at $0.02 to $0.035 per share. In addition, the Company also granted these note holders warrants to purchase 5,717,017 shares of the Company’s common stock. The warrants are fully vested, exercisable at $0.03 to $0.035 per share and expire one year from the date of issuance. As a result, the Company recorded a note discount of $329,000 to account for the relative fair value of the warrants, the notes’ beneficial conversion feature, and OID. During 2020, a total of $395,000 of convertible notes payable and $16,000 of accrued interest payable were converted into 9,854,707 shares of common stock. At December 31, 2020, total outstanding notes payable amounted to $953,000.

During the year ended December 31, 2021, the Company issued convertible promissory notes in the aggregate of $723,000 for cash proceeds of $658,000, net of OID of $65,000. The notes implied interest rate was 10%, mature in twelve months from issuance, and are convertible into 28,794,327 shares of the Company’s common stock at $0.02 to $0.03 per share. In addition, the Company also granted these note holders warrants to purchase 18,907,157 shares of the Company’s common stock. The warrants are fully vested, exercisable at $0.03 to $0.04 per share and expire one year from the date of issuance. As a result, the Company recorded a note discount of $356,000 to account for the relative fair value of the warrants and OID. During 2021, a total of $522,000 of convertible notes payable and $2,000 of accrued interest payable were converted into 22,085,646 shares of common stock. As of December 31, 2021, total outstanding notes payable amounted to $1,154,000.

At December 31, 2019, the balance of the unamortized discount was $153,000. During the year ended December 31, 2020, debt discount of $328,000 was recorded and debt discount of amortization of $398,000 was recorded. During 2020, the note discounts are being amortized over the life of the notes or were amortized in full upon the conversion of the corresponding notes to common stock. At December 31, 2020, the unamortized debt discount was $83,000. On January 1, 2021 debt discount was decreased by $30,000 due to the adoption of ASU 2020-06 (see below). During 2021, due to the adoption of ASU 2020-06, unamortized note discounts are included in the carrying value of the corresponding convertible notes upon the conversion into common stock. During the year ended December 31, 2021, debt discount of $355,000 was recorded, debt discount of amortization of $59,000 was recorded, and $263,000 of debt discount was removed and included in the carrying amount of convertible notes that were converted. At December 31, 2021, the unamortized debt discount was $86,000.

As of December 31, 2019 total accrued interest amounted to $184,000. During the year ended December 31, 2020, the Company accrued interest of $145,000 related to certain past due notes payable. As of December 31, 2020 total accrued interest amounted to $313,000. During the year ended December 31, 2021, the Company accrued interest of $124,000 related to certain past due notes payable. As of December 31, 2021 total accrued interest amounted to $435,000 which was included as part of convertible notes payable in the accompanying consolidated balance sheet.

At December 31, 2021 and 2020, twenty-eight (28) and twenty-two (22) notes payable, respectively, with aggregate principal and accrued balances of $1,333,000 and $1,128,000, respectively, are past due. The Company is currently in negotiations with these note holders to settle these past due notes payable.

As of December 31, 2021, convertible notes payable and accrued interest are convertible into approximately 24,101,000 shares of common stock at conversion rates ranging from $0.02 to $0.48 per share.

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

5.	PPP Loan Payable

In June 2020, the Company was granted a loan (the “PPP loan”) from Cadence Bank in the aggregate amount of $151,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan agreement is dated June 18, 2020, matures on June 18, 2025, bears interest at a rate of 1% per annum, with the first six months of interest deferred, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The Company applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. Management believes the entire loan amount has been used for qualifying expenses and all of the conditions outlined in the PPP loan program were adhered to by the Company. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of December 31, 2021.

In January 2022, the Company received notice that $24,000 of the PPP loan was forgiven (see Note 12).

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

For the years ended December 31, 2021 and 2020, our research and development expenses were $350,000 and $355,000, respectively.

AOT Prototypes

During the years ended December 31, 2021 and 2020, the Company incurred total expenses of $153,000 and $167,000, respectively, in the manufacture and testing of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

Temple University Licensing Agreement-amount past due

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

As of December 31, 2019, the total unpaid fees and interest due to Temple pursuant to these agreements was $1,255,000. During 2020 the Company incurred an additional $236,000 of costs, including $188,000 annual license fee and $48,000 of interest. As of December 31, 2020, total unpaid fees and interest due to Temple was $1,491,000. During 2021 the Company incurred an additional $235,000 of costs, including $187,000 annual license fee and $48,000 of interest. As of December 31, 2021, total unpaid fees and interest due to Temple was $1,726,000. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone, as defined, or upon termination of the licensing agreements and the remaining $1,591,000 are deemed past due. The Company intends to enter into negotiations with Temple to settle or cure the past due balance.

7.	Income Taxes

The Company did not provide for any Federal and State income tax for the years ended December 31, 2021 and 2020 due to the Company’s net losses. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2021	2020
Computed tax provision (benefit) at federal statutory rate (21%)	$(150,000)	$(295,000)
Valuation allowance	150,000	295,000
Income tax provision	$–	$–

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31,
	2021	2020
Net operating loss carry forwards	$13,008,000	$12,842,000
Stock based compensation	(9,000)	(79,000)
Other temporary differences	18,000	(17,000)
Valuation allowance	(13,017,000)	(12,746,000)
Total deferred taxes net of valuation allowance	$–	$–

As of December 31, 2021, the Company had net operating losses available for carry forward for state and federal tax purposes of approximately $62 million expiring through 2040. These carry forward benefits will be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

As of December 31, 2021, the Company recorded a valuation allowance of $13,017,000 for its deferred tax assets since the Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. This valuation is based on the federal corporate tax rate of 21%.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2021 and 2020, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Texas. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2020, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2021 and 2020.

8.	Common Stock

Year Ending December 31, 2021

During the year ended December 31, 2021, the Company issued an aggregate of 32,118,979 shares of its common stock as follows:

•	The Company issued 8,533,333 shares of its common stock at $0.015 per share upon the private sale for proceeds of $128,000.

•	The Company issued 22,085,646 shares of its common stock upon the conversion of $524,000 in convertible notes pursuant to the convertible notes conversion prices of $0.02 to $0.03 per share.

•	The Company issued 500,000 shares of its common stock as compensation valued at $20,000 with price of $0.04 per share.

•	The Company issued 1,000,000 shares of its common stock for services valued at $40,000 with price of $0.04 per share.

Year Ending December 31, 2020

During the year ended December 31, 2020, the Company issued an aggregate of 13,069,707 shares of its common stock as follows:

•	The Company issued 2,000,000 shares of its common stock at $0.015 per share upon the private sale for proceeds of $30,000.

•	The Company issued 9,854,707 shares of its common stock upon the conversion of $410,000 in convertible notes pursuant to the convertible notes conversion prices of $0.02 to $0.15 per share.

•	The Company issued 1,155,000 shares of its common stock upon the exercise of warrants for proceeds of $58,000 at exercise price of $0.05 per share.

•	The Company issued 60,000 shares of its common stock upon the exercise of options for proceeds of $3,000 at exercise price of $0.05 per share.

9.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options and warrants vest and expire according to terms established at the grant date.

Options

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. The weighted average, remaining contractual life of employee and non-employee options outstanding at December 31, 2021 was 4.9 years. Stock option activity for the period January 1, 2020 to December 31, 2021, was as follows:

	Options	Weighted Avg. Exercise Price
Options outstanding, December 31, 2019	39,750,603	$0.20
Options granted	3,599,998	0.12
Options exercised	(60,000)	0.05
Options cancelled	(10,810,000)	0.25
Options outstanding, December 31, 2020	32,480,601	$0.18
Options granted	800,000	0.03
Options exercised	–	–
Options cancelled	(2,200,000)	0.30
Options outstanding, December 31, 2021	31,080,601	$0.17

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of December 31, 2021 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.02 - $ 0.24	22,305,551	6.1	$0.10	22,305,551	$0.10
$ 0.25 - $ 0.49	8,153,552	2.0	0.30	8,153,552	0.30
$ 0.50 - $ 0.99	471,052	2.3	0.85	471,052	0.85
$ 1.00 - $ 2.00	150,446	1.6	1.18	150,446	1.18
	31,080,601	4.9	$0.17	31,080,601	$0.17

As of December 31, 2021, the market price of the Company’s stock was $0.04 per share. At December 31, 2021 the aggregate intrinsic value of the options outstanding was $22,000. Future unamortized compensation expense on the unvested outstanding options at December 31, 2021 is $0.

Year Ending December 31, 2021

During the year ended December 31, 2021, the Company issued options to purchase a total of 800,000 shares of common stock to an employee and former officer with a fair value of $32,000 determined using the Black-Scholes Option Pricing model. The options are exercisable at $0.02 to $0.05 per share, vesting immediately or over one month and expire ten years from the date of grant. During the year ended December 31, 2021, the Company recognized compensation costs of $32,000 based on options that vested.

Year Ending December 31, 2020

During the year ended December 31, 2020, the Company issued options to purchase a total of 3,599,998 shares of common stock to employees, officers and members of the Board of Directors with a fair value of $373,000 determined using the Black-Scholes Option Pricing model. The options are exercisable at $0.02 to $0.15 per share, vesting over three to twelve months and expiring ten years from the date of grant. During the year ended December 31, 2020, the Company recognized compensation costs of $361,000 based on options that vested.

Black-Scholes Option Pricing

The Company used the following average assumptions in its calculation using the Black-Scholes Option Pricing model:

	Years Ended
	2021	2020
Expected life (years)	4.9	5.5
Risk free interest rate	1.3%	1.7%
Volatility	148%	138%
Expected dividend yield	0%	0%

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

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants.

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, December 31, 2019	13,065,084	$0.11
Warrants granted	6,117,013	0.03
Warrants exercised	(1,155,000)	0.05
Warrants cancelled	(9,343,420)	0.07
Warrants outstanding, December 31, 2020	8,683,677	$0.11
Warrants granted	19,307,153	0.04
Warrants exercised	–	–
Warrants cancelled	(8,013,681)	0.10
Warrants outstanding, December 31, 2021	19,977,149	$0.04

At December 31, 2021 the price of the Company’s common stock was $0.04 per share and the aggregate intrinsic value of the warrants outstanding was $76,000. As of December 31, 2021, 19,943,816 warrants were fully vested and 33,333 warrants vest in January 2022.

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.02 - $ 0.24	19,907,149	0.7	$0.04	19,873,816	$0.04
$ 0.25 - $ 0.49	–	–	–	–	–
$ 0.50 - $ 1.00	70,000	2.3	0.80	70,000	0.80
	19,977,149	0.7	$0.04	19,943,816	$0.04

Year Ending December 31, 2021

•	In February through December 2021, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 18,907,157 shares of common stock with an exercise price of $0.03 to $0.04 per share, vesting immediately upon grant and expiring one year from the date of grant. See Note 4 for further discussion.

•	In January through December 2021, pursuant to terms of a consulting agreement, the Company granted warrants to purchase 399,996 shares of common stock with an exercise price of $0.02 to $0.05 per share, vesting one month from the date of grant and expiring two years from the date of grant. Total fair value of these options at grant date was approximately $13,000 determined using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 0.11% to 0.7%; volatility of 204% to 242%; and dividend yield of 0%. During the year ended December 31, 2021, the Company recognized compensation expense of $13,000 based on the fair value of the warrants that vested.

Year Ending December 31, 2020

•	In March through December 2020, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 5,717,017 shares of common stock with an exercise price of $0.03 to $0.035 per share, vesting immediately upon grant and expiring one year from the date of grant. See Note 4 for further discussion.

•	In April through December 2020, pursuant to terms of a consulting agreement, the Company granted warrants to purchase 399,996 shares of common stock with an exercise price of $0.02 to $0.08 per share, vesting 1 to 3 months from the date of grant and expiring two years from the date of grant. Total fair value of these options at grant date was approximately $16,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 0.11% to 0.19%; volatility of 188% to 200%; and dividend yield of 0%. During the year ended December 31, 2020, the Company recognized compensation expense of $16,000 based on the fair value of the warrants that vested.

10.	Related Party Transactions

Accrued Expenses – Related Party

Accrued Expenses – Related Parties consists of unused vacation of officers, unreimbursed out-of-pocket expenses incurred by officers, and unpaid board and committee fees to members of the Company’s Board of Directors. As of December 31, 2021 and 2020, total accrued expenses – related parties amounted to $0 and $95,000, respectively.

11.	Commitments and Contingencies

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

Contractual Commitments

The Company’s contractual commitments for future periods, licensing agreements and minimum guaranteed compensation payments as described in the following table and associated footnotes:

Year ending December 31,	License Agreements (1)	Compensation Agreements (2)	Total Obligations
2022	$187,500	$197,000	$384,500
2023	187,500	–	187,500
2024	187,500	–	187,500
2025	187,500	–	187,500
2026	187,500	–	187,500
Total	$937,500	$197,000	$1,134,500

(1)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party (see Note 6).
(2)	Consists of certain contractually provided benefits to a former executive officer pursuant to a severance agreement and amendments thereto. The balance due as of December 31, 2021, of $197,000 is included as part of Accounts payable and accrued expenses in the accompanying consolidated balance sheets, of which the total amount is in arrears. The former executive officer disputes the amount identified in the above table, claiming the above amount is less than the amount to which he believes he is owed. Absent an agreement to settle the dispute, and in the event the former executive officer elects to initiate litigation regarding the dispute, including claims for interest and penalties to which the former executive officer believes he is entitled, the Company has reserved, and if necessary and appropriate will assert, all factual and legal defenses, counter-claims, rights, and remedies it may have in any such suit.

12.	Subsequent Events

In January 2022, pursuant to terms of a consulting agreement, the Company granted warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.04 per share, vesting immediately upon grant and expiring five years from the date of grant.

In February 2022, the Company issued 825,000 shares of its common stock upon the exercise of warrants for proceeds of $35,000 at an exercise price of $0.03 per share.

In January through March 2022, the Company issued 366,666 shares of its common stock upon the conversion of notes for proceeds of $10,000 at a conversion price of $0.03 per share.

In January 2022, the Company received notice that $24,049 of the PPP loan (see Note 5) was forgiven. The PPP loan liability will be reduced by the amount forgiven, and a $24,049 gain on extinguishment will be recorded in January 2022. The balance of the PPP loan after recording the forgiveness will be $127,151.

