Form 10-Q
period 2022-03-31
QS Energy, Inc.
filed 2022-05-16
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of the Registrant’s Common Stock outstanding as of April 19, 2022 was 356,491,888.

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

2

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31,
	(unaudited)	2021
ASSETS
Current assets:
Cash	$62,000	$114,000
Prepaid expenses	10,000	14,000
Total current assets	72,000	128,000
Property and equipment, net of accumulated depreciation of 93,000 and $92,000 at March 31, 2022 and December 31, 2021, respectively	8,000	9,000
Operating lease right of use asset	136,000	143,000
Total assets	$216,000	$280,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements-past due	$1,785,000	$1,726,000
Accounts payable and accrued expenses	1,025,000	930,000
Convertible debentures, net of discounts of $52,000 and $86,000, respectively; includes $1,401,000 and $1,333,000, respectively, in default	1,562,000	1,503,000
PPP loan payable	126,000	150,000
Operating lease liabilities	39,000	38,000
Total current liabilities	4,537,000	4,347,000
Operating lease liabilities, net of current portion	98,000	106,000
Total liabilities	4,635,000	4,453,000

Commitments and contingencies	–	–

Stockholders’ deficit
Common stock, $.001 par value: 500,000,000 shares authorized, 356,491,888 and 355,300,222 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	356,493	355,301
Additional paid-in capital	118,119,507	118,065,699
Accumulated deficit	(122,895,000)	(122,594,000)
Total stockholders’ deficit	(4,419,000)	(4,173,000)
Total liabilities and stockholders’ deficit	$216,000	$280,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended
	March 31,
	2022	2021

Revenues	$–	$–

Costs and expenses
Operating expenses	200,000	214,000
Research and development expenses	48,000	47,000
Loss from operations	(248,000)	(261,000)

Other income (expense)
Gain on partial forgiveness of PPP note payable	24,000	–
Interest and financing expense	(77,000)	(110,000)

Net Loss	$(301,000)	$(371,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	355,742,036	323,167,576

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the Three months Ended MARCH 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	323,181,243	$323,182	$117,373,818	$(121,204,000)	$(3,507,000)
Adjustment for adoption of ASU 2020-06			(60,000)	30,000	(30,000)
Common stock issued on conversion of notes payable	2,200,000	2,200	41,800	–	44,000
Value of warrants issued with convertible notes	–	–	30,000	–	30,000
Fair value of options and warrants issued as compensation	–	–	13,000	–	13,000
Issuance of common stock for cash	3,000,000	3,000	42,000	–	45,000
Net loss	–	–	–	(371,000)	(371,000)
Balance, March 31, 2021	328,381,243	$328,382	$117,440,618	$(121,545,000)	$(3,776,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	355,300,222	$355,301	$118,065,699	$(122,594,000)	$(4,173,000)
Common stock issued on conversion of notes payable	366,666	367	5,633	–	6,000
Common stock issued on exercise of warrants	825,000	825	24,175	–	25,000
Fair value of warrants issued as compensation	–	–	24,000	–	24,000
Net loss	–	–	–	(301,000)	(301,000)
Balance, March 31, 2022	356,491,888	$356,493	$118,119,507	$(122,895,000)	$(4,419,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Three months ended
	March 31,
	2022	2021
Cash flows from Operating Activities
Net loss	$(301,000)	$(371,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options and warrants issued as compensation	24,000	13,000
Amortization of debt discount and accrued interest	65,000	98,000
Depreciation and amortization	1,000	1,000
Gain on partial forgiveness of PPP note payable	(24,000)	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,000	31,000
Decrease in operating lease right of use asset	7,000	–
Accounts payable and accrued expenses	95,000	58,000
Accounts payable – license agreements	59,000	59,000
Accounts payable and accrued expenses – related parties	–	37,000
Operating lease liabilities	(7,000)	–
Net cash used in operating activities	(77,000)	(74,000)

Cash flows from financing activities
Net proceeds from exercise of warrants	25,000	–
Net proceeds from private sale of restricted common stock	–	45,000
Net proceeds from issuance of convertible notes and warrants	–	30,000
Net cash provided by financing activities	25,000	75,000

Net increase (decrease) in cash	(52,000)	1,000
Cash, beginning of period	114,000	52,000
Cash, end of period	$62,000	$53,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$11,000	$44,000
Adjustment for adoption of ASU 2020-06	$–	$30,000
Value of warrants issued with convertible notes	$–	$30,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2022, the Company incurred a net loss of $301,000, used cash in operations of $77,000 and had a stockholders’ deficit of $4,419,000 as of March 31, 2022. In addition, as of March 31, 2022, twenty nine notes payable with an aggregate balance of $1,401,000, license agreement payables of $1,785,000  and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2021 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2022, the Company had cash on hand in the amount of $62,000. Management estimates that the current funds on hand will be sufficient to continue operations through approximately November 2022. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2022 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders in case of equity financing.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022. The condensed consolidated balance sheet as of December 31, 2021, included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of the full fiscal year-end results.

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

At March 31, 2022 and 2021, we excluded the following dilutive shares as their effect would have been anti-dilutive.

	March 31, 2022	March 31, 2021
Options	27,080,601	32,780,601
Warrants	19,652,149	9,058,676
Common stock issuable upon conversion of notes payable	24,284,235	15,721,479
Total	71,016,985	57,560,756

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. Stock option grants, which are generally time or performance vested, are measured at the grant date fair value and depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Research and Development Costs

Research and development costs are expensed as incurred, and consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s products. Certain research and development activities are incurred under contract. In those instances, research and development costs are charged to operations ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s consolidated balance sheet and then charged to research and development costs in the Company’s consolidated statement of operations as those contract services are performed. For the three-month periods ended March 31, 2022 and 2021 research and development costs were $48,000 and $47,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT product, all patent costs are expensed as incurred. During the three-month periods ended March 31, 2022 and 2021, patent costs were $3,000 and $4,000, respectively, and were included as part of operating expenses in the accompanying condensed consolidated statements of operations.

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

As of March 31, 2022 and December 31, 2021, the Company owed $197,000 and $197,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019 which are included as part of Accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. The amount is to be repaid at an amount of $10,000 per month. During the three months ended March 31, 2022 the Company made no payments.

4.	Convertible Notes Payable

	March 31, 2022 (unaudited)	December 31, 2021
Convertible notes	$1,143,000	$1,154,000
Accrued interest	471,000	435,000
Subtotal, including $1,401,000 and $1,333,000 in default at March 31, 2022 and December 31, 2021, respectively	1,614,000	1,589,000
Convertible note discount	(52,000)	(86,000)
Balance on convertible notes, net of note discounts	$1,562,000	$1,503,000

The Company issues convertible notes in exchange for cash. The notes typically do not bear any interest; however, there is an implied interest rate of 10% since the notes are typically issued at a 10% discount. The notes are unsecured, and usually mature twelve months from issuance. The notes are convertible at the option of the note holder into shares of the Company’s common stock at a conversion price stipulated in the conversion agreement. In addition, the note holders receive warrants to purchase shares of common stock that are fully vested upon issuance and expire one year from the date of issuance. As a result, the Company records a note discount to account for the relative fair value of the warrants, and original issue discount of 10% (OID). The note discounts are amortized over the term of the notes.

As of December 31, 2021, total outstanding notes payable and accrued interest totaled $1,589,000. During the three-month periods ended March 31, 2022, the Company issued no convertible promissory notes. During the period ended March 31, 2022, convertible notes payable and accrued interest of $11,000 were converted into 366,666 shares of common stock, and accrued interest of $36,000 was recorded. As of March 31, 2022, total outstanding convertible notes payable and accrued interest totaled $1,614,000. As of March 31, 2022, a total of twenty-nine notes in the aggregate of $1,401,000 including accrued interest have reached maturity and are past due.

As of December 31, 2021, unamortized discount totaled $86,000. During the three-months ended March 31, 2022, the Company recorded amortization of debt discount of $29,000 and $5,000 of debt discount was removed and included in the carrying amount of convertible notes that were converted. As of March 31, 2022, unamortized discount totaled $52,000. Note discounts are amortized over the term of the related note or amortized in full upon the notes’ conversion to common stock.

As of March 31, 2022, the convertible notes payable and accrued interest are convertible into 24,284,235 shares of common stock at conversion rates ranging from $0.02 to $0.03 per share.

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

Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. In January 2022, the Company received notice that $24,049 of the PPP loan was forgiven, and a $24,049 gain on forgiveness of PPP loan was recorded. The balance of the PPP loan after recording the forgiveness was $126,000. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of March 31, 2022.

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

For the three-month periods ended March 31, 2022 and 2021, our research and development expenses were $48,000 and $47,000, respectively.

AOT Prototypes

During the periods ended March 31, 2022 and 2021, the Company incurred total expenses of $1,000 and $0, respectively, in the manufacture and testing of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying condensed consolidated statements of operations.

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

Total expenses recognized during each three-month period ended March 31, 2022 and 2021 pursuant to these two License Agreements amounted to $47,000 and has been reflected in Research and Development expenses on the accompanying condensed consolidated statements of operations. In the three-month periods ended March 31, 2022 and 2021, the Company also recognized penalty interest on past-due balances of $12,000 and $12,000, respectively, which is included as part of interest and financing expense in the accompanying condensed consolidated statements of operations.

As of March 31, 2022 and December 31, 2021, total unpaid fees due to Temple pursuant to these agreements are $1,785,000 and $1,726,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying condensed consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $1,650,000 are deemed past due. The Company is currently in discussions with Temple to settle or cure the past due balance.

No revenues were earned from the two License Agreements during the three-month periods ended March 31, 2022 and March 31, 2021.

7.	Common Stock

During the three months ended March 31, 2022, the Company issued 1,191,666 shares of its common stock as follows:

•	The Company issued 366,666 shares of its common stock upon the conversion of $11,000 in convertible notes pursuant to the convertible notes conversion price of $0.03 per share.

•	The Company issued 825,000 shares of its common stock upon the exercise of warrants of $25,000 valued at $0.03 per share.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services, and for financing costs.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at March 31, 2022 was 5.4 years. Stock option activity for the period January 1, 2022 up to March 31, 2022, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2022	31,080,601	$0.17
Granted	–	–
Exercised	–	–
Expired	(4,000,000)	0.25
March 31, 2022	27,080,601	$0.16

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of March 31, 2022 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	22,305,551	5.9	$0.10	22,305,551	$0.10
$0.25 - $0.49	4,153,552	3.6	0.35	4,153,552	0.35
$0.50 - $0.99	471,052	2.1	0.85	471,052	0.85
$1.00 - $2.00	150,446	1.3	1.18	150,446	1.18
	27,080,601	5.4	0.16	27,080,601	0.16

During the three-month periods ended March 31, 2022 and 2021, the Company recognized compensation costs based on the fair value of options that vested of $0 and $10,000 respectively.

At March 31, 2022, the aggregate intrinsic value of the options outstanding at March 31, 2021 was $22,000.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2022 up to March 31, 2022.

	Warrants	Weighted Avg. Exercise Price
January 1, 2022	19,977,149	$0.04
Granted	599,999	0.04
Exercised	(825,000)	0.03
Expired	(99,999)	0.09
March 31, 2022	19,652,149	$0.04

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of March 31, 2022 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	19,582,149	0.6	$0.04	19,548,816	$0.04
$0.25 - $0.49	–	–	–	–	–
$0.50 - $1.00	70,000	2.1	0.80	70,000	0.80
	19,652,149	0.6	0.04	19,618,816	0.04

In the three-month period ending March 31, 2022, the Company issued warrants to purchase 599,999 shares of common stock in exchange for services. The warrants are exercisable at a price of $0.03 to $0.05, vesting up to one month from the date of grant, and expiring two to five years from the date of grant. Total fair value of these warrants at grant date was $24,000 using the Black-Scholes Option Pricing model with the following assumptions : life of 2 to 5 years; risk free interest rate of 0.73% to 2.14%; volatility of 193% to 245% and dividend yield of 0%. During the three-month period ended March 31, 2022, the Company recognized compensation costs based on the fair value of warrants that vested of $24,000.

At March 31, 2022, the aggregate intrinsic value of warrants outstanding was $68,000.

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

In April and May 2022, the Company issued 1,582,500 shares of common stock upon the exercise of warrants for proceeds of $47,000 at an exercise price of $0.03 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2022, and we undertake no duty to update this information.

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

As reported in the Company’s Form 10-K and Form 10-Q filed with the SEC on March 31, 2021 and June 29, 2020, respectively, and in the Company’s Form 10-K filed with the SEC on March 31, 2022, website updates published on the Company’s website at https://qsenergy.com/updates, the Company has experienced a number of difficulties and delays at the demonstration site. Despite identifying and implementing numerous design modifications over the past several months, the Company has been unable to successfully operate its AOT equipment.

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

Though our engineers have working concepts as to what may be causing the most recent voltage drop and arc-fault issues, it is unknown whether these issues can be solved with minor modifications to the current design. To fully diagnose and resolve these issues, new testing would likely need to be performed in a laboratory setting. The time and cost of implementing such a plan would likely be significant. The Company did not have sufficient capital to take on this endeavor. We shut down all testing of our AOT product in July 2020, due to a lack of operating capital. See, however, note 11 (Subsequent Events) of our Consolidated Financial Statements, attached to our Form 10-K filed with the SEC on July 22, 2021, for an update of limited capital we received in the first two quarters of 2021, allowing us to commence some additional testing of our AOT product. See also note 10 (Subsequent Events) of the Consolidated Financial Statements contained in this Form 10-Q report, and Item 2 of Part II of this Form 10-Q report.

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

Re-testing of the AOT began in July 2021 and the dead short condition that had developed during the demonstration was not present. Various tests were conducted to control variables and identify possible reasons for the arcs and short circuits. We ran tests to isolate debris, plate spacing, alignment of grid pack, presence of oil and presence of the pressure vessel. The best results obtained with the new stack were when the stack had been cleaned, assembled in a hanging position and was outside of the vessel.

For comparison the old stack was tested in a similar manner, and, by chance, arcs were observed near insulated parts. The stack was inspected where the arcs were witnessed, and damaged insulation was found. It seems likely these locations failed during the demonstration and led to the short circuits.

Testing of grid screens in isolation showed the ability to achieve much higher voltages. Additional testing following our
Form 10-Q report for the period ended September 30, 2021 resulted in conceptual methods/designs to control the variables in a full stack to achieve similar voltages as the isolation tests. The new design will control plate alignment and flatness to a much greater extent than the previous design. Secondarily, the new design constrains the stack alignment during installation should prevent shifting and damage during installation.

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

We have also validated that a new design concept for the grid pack will reduce arcing and allowed us to apply full voltage during a recent test. A 3rd party engineering firm with proper experience and three-dimensional modeling software was engaged. A design review has been completed and final drawings have been received. Drawings have been sent to our vendors for review and pending no issues the ordering process for prototype parts, for fit and electrical testing, should be well under way by March 31, 2022.

The design criteria mentioned above were shared in our investor update, dated April 15, 2022and are reproduced here for ease of reference:

1.       Round the edges of all metal surfaces.

2.       Eliminate perpendicular surface of insulators.

3.       Ensure the gaps between adjacent grid plates are uniform.

4.       Ensure there can be no interference from mating parts when making any connections but most especially electrical connections.

5.       Change grid plate’s shape eliminating all corners and fully insulate the perimeter of the grid plate.

6.       Find new insulating material for supports and spacers.

7.       Change blind mechanical and electrical designs to be less sensitive to physical changes in insulation.

The work through May 2022 has mainly focused on selecting a new material of construction for the insulating parts to reduce possible absorption of oil by the insulators. Adsorbing components from crude oil could lead to a change in size and possibly to unanticipated mechanical and electrical properties. The new material shows minimal change and is over 90% improved than the previous insulating material in accelerated aging tests.

Due to slow response times from our initial design contractor, we selected a new contractor to complete the design work. We continue to seek an immersion test to finalize the new insulator design despite the change. We are hopeful the results will confirm our new design will be fit for purpose and will be able to greenlight the construction and testing of the full sized AOT.

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

Results of Operations for Three months ended March 31, 2022 and 2021

	Three months ended
	March 31,
	2022	2021	Change
Revenues	$–	$–	$–
Costs and Expenses
Operating expenses	200,000	214,000	(14,000)
Research and development expenses	48,000	47,000	1,000
Loss from operations	(248,000)	(261,000)	13,000
Other income (expense)
Forgiveness of PPP loan payable	24,000	–	24,000
Interest and financing expense	(77,000)	(110,000)	33,000
Net Loss	$(301,000)	$(371,000)	$70,000

Operating expenses were $200,000 for the three-month period ended March 31, 2022, compared to $214,000 for the three-month period ended March 31, 2021, a decrease of $14,000. This is due to an increase in non-cash expenses of $11,000, offset by a decrease in cash expenses of $25,000. Specifically, the increase in non-cash expenses are attributable to an increase in warrants issued as compensation for services of $21,000, offset by a decrease in stock compensation expense attributable to options granted to employees and directors of $10,000. The decrease in cash expense is attributable increases in consulting fees of $50,000, legal and accounting of $43,000, office expenses of $4,000, travel expenses of $3,000, and other expenses of $1,000, offset by decreases in rent and utilities of $49,000, salaries and benefits of $38,000, insurance of $35,000, corporate expenses of $3,000, patent expenses of $1,000.

Research and development expenses were $48,000 for the three-month period ended March 31, 2022, compared to $47,000 for the three-month period ended March 31, 2021, an increase of $1,000. This increase is attributable an increase in prototype product development costs of $1,000.

Other income and expense were $53,000 expense for the three-month period ended March 31, 2022, compared to $110,000 expense for the three-month period ended March 31, 2021, a net decrease in other expenses of $57,000. This decrease is attributable to a decrease in non-cash other expenses of $33,000, offset by an increase in PPP forgiveness debt income of $24,000. The decrease in non-cash other expense is due to decreases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $33,000.

The Company had a net loss of $301,000, or $0 per share, for the three-month period ended March 31, 2022, compared to a net loss of $371,000, or $0 per share, for the three-month period ended March 31, 2021.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $4,419,000 as of March 31, 2022. Our negative operating cash flow for the periods ended March 31, 2022 was funded primarily through issuance of convertible notes and execution of options and warrants to purchase common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $301,000 and a negative cash flow from operations of $77,000 for the three-month period ended March 31, 2022. In addition, as of March 31, 2022, twenty-nine notes payable with an aggregate balance of $1,401,000 and certain obligations to a former officer are past due . These factors raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2021 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

During the period ended March 31, 2022, we received cash totaling $25,000 from issuance of exercised warrants and used cash in operations of $77,000. At March 31, 2022, we had cash on hand in the amount of $62,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2022 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2022, the Company incurred a net loss of $301,000, used cash in operations of $77,000 and had a stockholders’ deficit of $4,419,000 as of March 31, 2022. In addition, as of March 31, 2022, twenty nine notes payable with an aggregate balance of $1,401,000 and certain obligations to a former officer are past due . These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2022, the Company had cash on hand in the amount of $62,000. Management estimates that the current funds on hand will be sufficient to continue operations through November 2022. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2022 and beyond.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of March 31, 2022, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2022, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2021, which we filed with the SEC on March 31, 2022, except risks associated with the COVID-19 pandemic. See Item 2, Overview section above, for a discussion related to COVID-19 risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the three months ended March 31, 2022, the Company issued 366,666 shares of its common stock upon the conversion of $11,000 in convertible notes at $0.03 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

QS ENERGY, INC.

Date: May 16, 2022	By:	/s/ Cecil Bond Kyte
Cecil Bond Kyte
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

