Form 10-Q
period 2022-06-30
QS Energy, Inc.
filed 2022-08-12
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 8, 2022 was 360,521,888.

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

2

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31,
	(unaudited)	2021
ASSETS
Current assets:
Cash	$53,000	$114,000
Prepaid expenses	18,000	14,000
Total current assets	71,000	128,000
Property and equipment, net	9,000	9,000
Right of use, asset	126,000	143,000
Total assets	$206,000	$280,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements - past due	$1,844,000	$1,726,000
Accounts payable and accrued expenses	1,039,000	930,000
Convertible debentures, net of discounts of $27,000 and $86,000, respectively; includes $1,447,000 and $1,333,000, respectively, in default	1,622,000	1,503,000
PPP loan payable	87,000	150,000
Operating lease liabilities	39,000	38,000
Total current liabilities	4,631,000	4,347,000
Operating lease liabilities, net of current portion	89,000	106,000
Total liabilities	4,720,000	4,453,000

Commitments and contingencies	–	–

Stockholders’ deficit
Common stock, $0.001 par value: 500,000,000 shares authorized, 358,926,888 and 355,300,222 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	358,928	355,301
Additional paid-in capital	118,193,072	118,065,699
Accumulated deficit	(123,066,000)	(122,594,000)
Total stockholders’ deficit	(4,514,000)	(4,173,000)
Total liabilities and stockholders’ deficit	$206,000	$280,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$–	$–	$–	$–

Costs and Expenses
Operating expenses	90,000	142,000	290,000	356,000
Research and development expenses	49,000	60,000	97,000	107,000
Loss from operations	(139,000)	(202,000)	(387,000)	(463,000)

Other income (expense)
Gain on partial forgiveness of PPP note payable	39,000	–	63,000	–
Interest and financing expense	(71,000)	(72,000)	(148,000)	(182,000)

Net Loss	$(171,000)	$(274,000)	$(472,000)	$(645,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	357,665,866	326,479,089	356,709,266	324,832,480

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the three and SIX months Ended June 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2022	356,491,888	$356,493	$118,119,507	$(122,895,000)	$(4,419,000)
Common stock issued on conversion of notes payable	–	–	–	–	–
Value of warrants issued with convertible notes	–	–	–	–	–
Common stock issued on exercise of warrants	2,435,000	2,435	70,565	–	73,000
Fair value of options and warrants issued as compensation	–	–	3,000	–	3,000
Net loss	–	–	–	(171,000)	(171,000)
Balance, June 30, 2022	358,926,888	$358,928	$118,193,072	$(123,066,000)	$(4,514,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	355,300,222	$355,301	$118,065,699	$(122,594,000)	$(4,173,000)
Common stock issued on conversion of notes payable	366,666	367	5,633	–	6,000
Common stock issued on exercise of warrants	3,260,000	3,260	94,740	–	98,000
Fair value of options and warrants issued as compensation	–	–	27,000	–	27,000
Net loss	–	–	–	(472,000)	(472,000)
Balance, June 30, 2022	358,926,888	$358,928	$118,193,072	$(123,066,000)	$(4,514,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the THREE and six months Ended June 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2021	328,381,243	$328,382	$117,440,618	$(121,545,000)	$(3,776,000)
Common stock issued on conversion of notes payable	4,195,988	4,196	84,804	–	89,000
Value of warrants issued with convertible notes	–	–	69,000	–	69,000
Fair value of options and warrants issued as compensation	–	–	5,000	–	5,000
Issuance of common stock for cash	5,533,333	5,533	77,467	–	83,000
Net loss	–	–	–	(274,000)	(274,000)
Balance, June 30, 2021	338,110,564	$338,111	$117,676,889	$(121,819,000)	$(3,804,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	323,181,243	$323,182	$117,373,818	$(121,204,000)	$(3,507,000)
Adjustment for adoption of ASU 2020-06	–	–	(60,000)	30,000	(30,000)
Common stock issued on conversion of notes payable	6,395,988	6,396	126,604	–	133,000
Value of warrants issued with convertible notes	–	–	99,000	–	99,000
Fair value of options and warrants issued as compensation	–	–	18,000	–	18,000
Issuance of common stock for cash	8,533,333	8,533	119,467	–	128,000
Net loss	–	–	–	(645,000)	(645,000)
Balance, June 30, 2021	338,110,564	$338,111	$117,676,889	$(121,819,000)	$(3,804,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Six months ended
	June 30
	2022	2021
Cash flows from Operating Activities
Net loss	$(472,000)	$(645,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options and warrants issued as compensation	27,000	18,000
Amortization of debt discount and accrued interest	125,000	158,000
Depreciation	1,000	3,000
Gain on partial forgiveness of PPP note payable	(63,000)	–
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,000)	(5,000)
Decrease in operating lease right of use asset	17,000	3,000
Accounts payable and accrued expenses	109,000	45,000
Accounts payable – license agreements	118,000	117,000
Accounts payable and accrued expenses – related parties	–	44,000
Operating lease liabilities	(16,000)	(3,000)
Net cash used in operating activities	(158,000)	(265,000)

Cash flows from investing activities
Purchase of property and equipment	(1,000)	–
Net cash used in investing activities	(1,000)	–

Cash flows from financing activities
Net proceeds from private sale of restricted common stock	–	128,000
Net proceeds from issuance of convertible notes and warrants	–	238,000
Net proceeds from exercise of warrants	98,000	–
Net cash provided by financing activities	98,000	366,000

Net increase (decrease) in cash	(61,000)	101,000
Cash, beginning of period	114,000	52,000
Cash, end of period	$53,000	$153,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Adjustment for adoption of ASU 2020-06	$–	$30,000
Conversion of convertible debentures to common stock	$6,000	$–
Recording of right of use asset and lease liability	$–	$165,000
Conversion of convertible debentures and accrued interest to common stock	$–	$133,000
Value of warrants issued with convertible notes	$–	$99,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2022, the Company incurred a net loss of $472,000, used cash in operations of $158,000 and had a stockholders’ deficit of $4,514,000 as of that date. In addition, as of June 30, 2022, thirty notes payable with an aggregate balance of $1,447,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2021 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2022, the Company had cash on hand in the amount of $53,000. Management estimates that the current funds on hand will be sufficient to continue operations through November 2022. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company, including, without limitation, legal and accounting fees and costs associated therewith, by filing periodic reports with the SEC and fees and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2022 and beyond.

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

At June 30, 2022 and 2021, we excluded the following dilutive shares as their effect would have been anti-dilutive.

	June 30, 2022	June 30, 2021
Options	26,315,601	32,780,601
Warrants	17,149,649	11,974,159
Common stock issuable upon conversion of notes payable	24,721,721	23,365,227
Total	68,186,971	68,119,987

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

For the six-month periods ended June 30, 2022 and 2021 research and development costs were $97,000 and $107,000, respectively. For the three-month periods ended June 30, 2022 and 2021 research and development costs were $49,000 and $60,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the six-month periods ended June 30, 2022 and 2021, patent costs were $8,000 and $5,000, respectively, which is included as part of operating expenses in the accompanying consolidated statements of operations.

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

As of June 30, 2022 and December 31, 2021, the Company owed $197,000 and $197,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019 which have been included as part of accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet. The payments are to be made at $10,000 per month. During the six months ended June 30, 2022 the Company made no payments.

4.	Operating Lease

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

The components of lease expense and supplemental cash flow information related to leases are as follows:

June 30,
2022

Lease costs:
Operating lease (included in general and administrative in the Company’s consolidated statement of operations)	$20,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$16,000

Weighted average remaining lease term – operating leases (in years)	2.9
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:
Long-term right-of-use assets	$126,000

Short-term operating lease liabilities	39,000
Long-term operating lease liabilities	89,000
Total operating lease liabilities	$128,000

5.	Convertible Notes Payable

	June 30, 2022 (unaudited)	December 31, 2021
Convertible notes	$1,143,000	$1,154,000
Accrued interest	506,000	435,000
Subtotal, including $1,447,000 and $1,333,000 in default at June 30, 2022 and December 31, 2021, respectively	1,649,000	1,589,000
Convertible note discount	(27,000)	(86,000)
Balance on convertible notes, net of note discounts	$1,622,000	$1,503,000

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

As of December 31, 2021, total outstanding notes payable and accrued interest totaled $1,589,000. During the six-month period ended June 30, 2022, the Company issued no convertible promissory notes. During the period ended June 30, 2022, convertible notes payable and accrued interest of $11,000 were converted into 366,666 shares of common stock, and accrued interest of $71,000 was recorded. As of June 30, 2022, total outstanding convertible notes payable and accrued interest totaled $1,649,000. As of June 30, 2022, a total of thirty notes in the aggregate of $1,447,000 including accrued interest have reached maturity and are past due.

As of December 31, 2021, unamortized discount totaled $86,000. During the six-months ended June 30, 2022, the Company recorded amortization of debt discount of $54,000. As of June 30, 2022, unamortized discount totaled $27,000. Note discounts are amortized over the term of the related note or amortized in full upon the notes’ conversion to common stock.

As of June 30, 2022, the convertible notes payable and accrued interest are convertible into 24,721,721 shares of common stock at conversion rates ranging from $0.02 to $0.48 per share.

6.	PPP loan payable

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

Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. In January 2022, the Company received notice that $24,000 of the PPP loan was forgiven, and a $24,000 gain on forgiveness of PPP loan was recorded. In June 2022, the Company received notice that an additional $39,000 of the PPP loan was forgiven, and a $39,000 gain on forgiveness of PPP loan was recorded. The balance of the PPP loan after recording the aggregate forgiveness was $87,000. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of June 30, 2022.

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

For the six-month periods ended June 30, 2022 and 2021 research and development costs were $97,000 and $107,000, respectively. For the three-month periods ended June 30, 2022 and 2021 research and development costs were $49,000 and $60,000, respectively.

AOT Prototypes

During the periods ended June 30, 2022 and 2021, the Company incurred total expenses of $2,000 and $13,000, respectively, in the manufacture and testing of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying condensed consolidated statements of operations.

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

Total expenses recognized during each six-month period ended June 30, 2022 and 2021 pursuant to these two License Agreements amounted to $94,000 and has been reflected in Research and Development expenses on the accompanying condensed consolidated statements of operations. In the six-month periods ended June 30, 2022 and 2021, the Company also recognized penalty interest on past-due balances of $24,000 and $24,000, respectively, which is included as part of interest and financing expense in the accompanying condensed consolidated statements of operations.

As of June 30, 2022 and December 31, 2021, total unpaid fees due to Temple pursuant to these agreements are $1,844,000 and $1,726,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying condensed consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $1,709,000 are deemed past due. The Company is currently in discussions with Temple to settle or cure the past due balance.

No revenues were earned from the two License Agreements during the six-month periods ended June 30, 2022 and 2021.

8.	Common Stock

During the six months ended June 30, 2022, the Company issued 3,626,666 shares of its common stock as follows:

•	The Company issued 366,666 shares of its common stock upon the conversion of $11,000 in convertible notes, net of unamortized discount of $5,000, pursuant to the convertible notes conversion price of $0.03 per share.

•	The Company issued 3,260,000 shares of its common stock upon the exercise of warrants of $98,000 valued at $0.03 per share.

9.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services, and for financing costs.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at June 30, 2022 was 5.3 years. Stock option activity for the period January 1, 2022 up to June 30, 2022, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2022	31,080,601	$0.17
Granted	–	–
Exercised	–	–
Expired	(4,765,000)	0.26
June 30, 2022	26,315,601	$0.15

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of June 30, 2022 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	22,305,551	5.6	$0.10	22,305,551	$0.10
$0.25 - $0.49	3,388,552	4.1	$0.36	3,388,552	$0.36
$0.50 - $0.99	471,052	1.8	$0.85	471,052	$0.85
$1.00 - $2.00	150,446	1.1	$1.18	150,446	$1.18
	26,315,601	5.3	$0.15	26,315,601	$0.15

At June 30, 2022, the aggregate intrinsic value of the options outstanding was $8,000.

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

During the six-month periods ended June 30, 2021, the Company recognized compensation costs based on the fair value of options that vested of $12,000. During the three-month periods ended June 30, 2021, the Company recognized compensation costs based on the fair value of options that vested of $2,000.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2022 up to June 30, 2022.

	Warrants	Weighted Avg. Exercise Price
January 1, 2022	19,977,149	$0.04
Granted	699,998	0.04
Exercised	(3,260,000)	0.03
Expired	(267,498)	0.06
June 30, 2022	17,149,649	$0.04

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of June 30, 2022 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	17,079,649	0.8	$0.04	17,046,316	$0.04
$0.50 - $1.00	70,000	1.8	$0.80	70,000	$0.80
	17,149,649	0.8	$0.04	17,116,316	$0.04

In the six-month period ending June 30, 2022, the Company issued warrants to purchase 699,998 shares of common stock in exchange for services. The warrants are exercisable at a price range of $0.03 to $0.05, vesting up to one month from the date of grant, and expiring two to five years from the date of grant. Total fair value of these warrants at grant date was $27,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 to 5 years; risk free interest rate of 0.73% to 3.21%; volatility of 193% to 245% and dividend yield of 0%. During the six-month period ended June 30, 2022, the Company recognized compensation costs based on the fair value of warrants that vested of $27,000.

At June 30, 2022, the aggregate intrinsic value of warrants outstanding was $2,000.

In the six-month period ending June 30, 2021, the Company issued warrants to purchase 199,998 shares of common stock in exchange for services. The warrants are exercisable at a price of $0.02 to $0.05, vesting one month from the date of grant and expiring two years from the date of grant. Total fair value of these options at grant date was $6,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 0.13% to 0.27%; volatility of 204% to 233% and dividend yield of 0%. During the six-month period ended June 30, 2021, the Company recognized compensation costs based on the fair value of warrants that vested of $6,000. During the three-month period ended June 30, 2021, the Company recognized compensation costs based on the fair value of warrants that vest of $3,000.

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

In July and August 2022, the Company issued 3,206,497 shares of common stock upon the exercise of warrants for proceeds of $123,000 at an exercise price of $0.03 to $0.04 per share.

In August 2022, the Company issued 250,000 shares of common stock upon the exercise of options for proceeds of $20,000 at an exercise price of $0.08 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of June 30, 2022, and we undertake no duty to update this information.

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

We have also validated that a new design concept for the grid pack will reduce arcing and allowed us to apply full voltage during a recent test. A 3rd party engineering firm with proper experience and three-dimensional modeling software was engaged. A design review has been completed and final drawings have been received. Drawings have been sent to our vendors for review and pending no issues the ordering process for prototype parts, for fit and electrical testing, should be well under way by June 30, 2022.

The design criteria mentioned above were shared in our investor update, dated April 15, 2022 and are reproduced here for ease of reference:

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

In August 2022 we completed the testing of the stack assembly. The stack assembly did not suffer the arcing problems we saw when testing a stack assembly made from parts of the full size AOT. It appears that we have accomplished the goal of eliminating the sources of arcing that prevented us from achieving treatment voltages with this new design.

The power supply did not shut down due to arcing nor any other issues and we were able to test the stack assembly up to 40 kV in oil; the maximum output of the power supply. While we do not expect to see free water in pipeline quality crude oil, we wanted to see the effect of free water on the stack assembly. We added sufficient water to disrupt normal operation, but we were able to slowly increase voltage to treatment voltage over a time. This gives us confidence that if water were to enter the system, we would be able to return a full size AOT to normal operating conditions.

Part of the component testing we completed was to determine if the parts were fit for purpose for constructing a complete stack. While we had no major issues, we did identify a few modifications that will make complete stack assembly easier, and we solidified our choice of manufacturing methods for the spacer rings. We will be cleaning and inspecting all parts of the stack assembly to see if there are any other changes that might need to be made before ordering the parts for the hydrostatic test. We are expecting final quotes for the parts for the hydrostatic test over the next few days and we are still seeking to conduct a hydrostatic test shortly.

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

Three months ended June 30, 2022 and 2021

	Three months ended
	June 30,
	2022	2021	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	90,000	142,000	(52,000)
Research and development expenses	49,000	60,000	(11,000)
Loss from operations	(139,000)	(202,000)	63,000
Other income (expense)
Gain on partial forgiveness of PPP loan payable	39,000	–	39,000
Interest and financing expense	(71,000)	(72,000)	1,000
Net Loss	$(171,000)	$(274,000)	$103,000

The Company had no revenues in the three month-periods ended June 30, 2022 and 2021.

Operating expenses were $90,000 for the three-month period ended June 30, 2022, compared to $142,000 for the three-month period ended June 30, 2021, a decrease of $52,000. This is due to decreases in non-cash expenses of $2,000 and cash expenses of $50,000. Specifically, the decrease in non-cash expenses is attributable to decreases in stock compensation expenses attributable to the fair value of options granted to directors and employees of $2,000. The decrease in cash expense is attributable to decreases in office expenses of $39,000, legal and accounting of $39,000, insurance of $22,000, computer expenses of $15,000, and salaries and benefits of $8,000, offset by an increase in consulting fees of $45,000, rent and utilities of $22,000, and patent expenses of $5,000, and other expenses of $1,000.

Research and development expenses were $49,000 for the three-month period ended June 30, 2022, compared to $60,000 for the three-month period ended June 30, 2021, a decrease of $11,000. This decrease is attributable to decreases in prototype product development costs of $11,000.

Other expense were $71,000 expense for the three-month period ended June 30, 2022, compared to $72,000 expense for the three-month period ended June 30, 2021, a net decrease in other expenses of $1,000. This decrease is attributable to a decrease in non-cash other expenses of $1,000. The decrease in non-cash other expense is due to a decrease in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $1,000.

The Company had a net loss of $171,000, or $0 per share, for the three-month period ended June 30, 2022, compared to a net loss of $274,000, or $0.00 per share, for the three-month period ended June 30, 2021.

Six months ended June 30, 2022 and 2021

Results of Operations for six months ended June 30, 2022 and 2021

	Six months ended
	June 30,
	2022	2021	Change
Revenues	$–	$–	$–
Costs and Expenses
Operating expenses	290,000	356,000	(66,000)
Research and development expenses	97,000	107,000	(10,000)
Loss from operations	(387,000)	(463,000)	76,000
Other income (expense)
Gain on partial forgiveness of PPP loan payable	63,000	–	63,000
Interest and financing expense	(148,000)	(182,000)	34,000
Net Loss	$(472,000)	$(645,000)	$173,000

Operating expenses were $290,000 for the six-month period ended June 30, 2022, compared to $356,000 for the six-month period ended June 30, 2021, a decrease of $66,000. This is due to an increase in non-cash expenses of $9,000 offset by a decrease in cash expenses of $75,000. Specifically, the increase in non-cash expenses is attributable to an increase in stock compensation expense attributable to common stock and warrants issued as compensation for services of $9,000. The decrease in cash expense is attributable decreases in insurance of $57,000, salaries and benefits of $46,000, office expenses of $35,000, rent and utilities of $26,000, computer expenses of $15,000, corporate expenses of $2,000, and other expenses of $1,000, offset by an increase of consulting fees of $95,000, legal and accounting of $4,000, patent expenses of $4,000, travel expenses of $2,000, and other expenses of $2,000.

Research and development expenses were $97,000 for the six-month period ended June 30, 2022, compared to $107,000 for the six-month period ended June 30, 2021, a decrease of $10,000. This decrease is attributable to a decrease in prototype product development costs of $10,000.

Other expense were $148,000 expense for the six-month period ended June 30, 2022, compared to $182,000 expense for the six-month period ended June 30, 2021, a net decrease in other expenses of $34,000. This decrease is attributable to a decrease in non-cash other expenses of $34,000. The decrease in non-cash other expense is due to decreases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $34,000.

The Company had a net loss of $472,000 or $0 per share, for the six-month period ended June 30, 2022, compared to a net loss of $645,000, or $0.00 per share, for the six-month period ended June 30, 2021.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2022, the Company incurred a net loss of $472,000, used cash in operations of $158,000 and had a stockholders’ deficit of $4,514,000 as of that date. In addition, as of June 30, 2022, thirty notes payable with an aggregate balance of $1,447,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2022, the Company had cash on hand in the amount of $53,000. Management estimates that the current funds on hand will be sufficient to continue operations through November 2022. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2022 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders in case of equity financing.

Summary

At June 30, 2022, we had cash on hand in the amount of $53,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2022 and beyond.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of June 30, 2022, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2022, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six-month period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the six months ended June 30, 2022, the Company issued 366,666 shares of its common stock upon the conversion of $11,000 in convertible notes at $0.03 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption, among other exemptions, from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

QS ENERGY, INC.

Date: August 12, 2022	By:	/s/ Cecil Bond Kyte
Cecil Bond Kyte
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

