Form 10-Q
period 2022-09-30
QS Energy, Inc.
filed 2022-11-10
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares of the Registrant’s Common Stock outstanding as of November 8, 2022 was 370,584,682.

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

2

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets:
Cash	$252,000	$114,000
Prepaid expenses	18,000	14,000
Total current assets	270,000	128,000
Property and equipment, net	7,000	9,000
Right of use, asset	116,000	143,000
Total assets	$393,000	$280,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements - past due	$1,903,000	$1,726,000
Accounts payable and accrued expenses	918,000	930,000
Convertible debentures, net of discounts of $280,000 and $86,000, respectively; includes $1,590,000 and $1,333,000, respectively, in default	1,798,000	1,503,000
PPP loan payable	78,000	150,000
Operating lease liabilities	41,000	38,000
Total current liabilities	4,738,000	4,347,000
Operating lease liabilities, net of current portion	77,000	106,000
Total liabilities	4,815,000	4,453,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value: 500,000,000 shares authorized, 366,074,683 and 355,300,222 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	366,076	355,301
Additional paid-in capital	118,714,924	118,065,699
Accumulated deficit	(123,503,000)	(122,594,000)
Total stockholders’ deficit	(4,422,000)	(4,173,000)
Total liabilities and stockholders’ deficit	$393,000	$280,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$–	$–	$–	$–

Costs and Expenses
Operating expenses	214,000	230,000	504,000	586,000
Research and development expenses	130,000	152,000	227,000	259,000
Loss from operations	(344,000)	(382,000)	(731,000)	(845,000)

Other income (expense)
Gain on partial forgiveness of PPP note payable	–	–	63,000	–
Interest and financing expense	(93,000)	(141,000)	(241,000)	(323,000)

Net Loss	$(437,000)	$(523,000)	$(909,000)	$(1,168,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	361,911,870	343,682,057	358,462,524	331,184,719

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the three and NINE months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, July 1, 2022	358,926,888	$358,928	$118,193,072	$(123,066,000)	$(4,514,000)
Common stock issued on conversion of notes payable	1,563,967	1,564	12,436	–	14,000
Warrants issued with convertible notes	–	–	283,000	–	283,000
Common stock issued on exercise of warrants	5,333,828	5,334	202,666	–	208,000
Fair value of options and warrants issued as compensation	–	–	4,000	–	4,000
Common stock issued on exercise of options	250,000	250	19,750	–	20,000
Net loss	–	–	–	(437,000)	(437,000)
Balance, September 30, 2022	366,074,683	$366,076	$118,714,924	$(123,503,000)	$(4,422,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	355,300,222	$355,301	$118,065,699	$(122,594,000)	$(4,173,000)
Common stock issued on conversion of notes payable	1,930,633	1,931	18,069	–	20,000
Warrants issued with convertible notes	–	–	283,000	–	283,000
Common stock issued on exercise of warrants	8,593,828	8,594	297,406	–	306,000
Fair value of options and warrants issued as compensation	–	–	31,000	–	31,000
Common stock issued on exercise of options	250,000	250	19,750	–	20,000
Net loss	–	–	–	(909,000)	(909,000)
Balance, September 30, 2022	366,074,683	$366,076	$118,714,924	$(123,503,000)	$(4,422,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the THREE and NINE months Ended September 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, July 1, 2021	338,110,564	$338,111	$117,676,889	$(121,819,000)	$(3,804,000)
Common stock issued on conversion of notes payable	9,221,665	9,222	189,778	–	199,000
Warrants issued with convertible notes	–	–	57,000	–	57,000
Fair value of options and warrants issued as compensation	–	–	23,000	–	23,000
Issuance of common stock for cash	–	–	–	–	–
Net loss	–	–	–	(523,000)	(523,000)
Balance, September 30, 2021	347,332,229	$347,333	$117,946,667	$(122,342,000)	$(4,048,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	323,181,243	$323,182	$117,373,818	$(121,204,000)	$(3,507,000)
Adjustment for adoption of ASU 2020-06	–	–	(60,000)	30,000	(30,000)
Common stock issued on conversion of notes payable	15,617,653	15,618	316,382	–	332,000
Warrants issued with convertible notes	–	–	156,000	–	156,000
Fair value of options and warrants issued as compensation	–	–	41,000	–	41,000
Issuance of common stock for cash	8,533,333	8,533	119,467	–	128,000
Net loss	–	–	–	(1,168,000)	(1,168,000)
Balance, September 30, 2021	347,332,229	$347,333	$117,946,667	$(122,342,000)	$(4,048,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Nine months ended
	September 30,
	2022	2021
Cash flows from Operating Activities
Net loss	$(909,000)	$(1,168,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options and warrants issued as compensation	31,000	41,000
Amortization of debt discount	90,000	194,000
Accrued interest expense	115,000	92,000
Depreciation	3,000	5,000
Gain on partial forgiveness of PPP note payable	(63,000)	–
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,000)	36,000
Lease right of use asset	27,000	13,000
Accounts payable – license agreements	177,000	176,000
Accounts payable and accrued expenses	(12,000)	65,000
Accounts payable and accrued expenses – related parties	–	44,000
Lease liabilities	(26,000)	(12,000)
Net cash used in operating activities	(571,000)	(514,000)

Cash flows from investing activities
Purchase of property and equipment	(1,000)	–
Net cash used in investing activities	(1,000)	–

Cash flows from financing activities
Net proceeds from private sale of restricted common stock	–	128,000
Net proceeds from issuance of convertible notes and warrants	393,000	412,000
Net proceeds from issuance of warrants and options	326,000	–
Principal payment on PPP loan payable	(9,000)	–
Net cash provided by financing activities	710,000	540,000

Net increase in cash	138,000	26,000
Cash, beginning of period	114,000	52,000
Cash, end of period	$252,000	$78,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Adjustment for adoption of ASU 2020-06	$–	$30,000
Recording of right of use asset and lease liability	$–	$165,000
Conversion of convertible debentures and accrued interest to common stock	$20,000	$332,000
Value of warrants issued with convertible notes	$283,000	$156,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine-months ended September 30, 2022, the Company incurred a net loss of $909,000, used cash in operations of $571,000 and had a stockholders’ deficit of $4,422,000 as of that date. In addition, as of September 30, 2022, thirty-two notes payable with an aggregate balance of $1,590,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2021 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2022, the Company had cash on hand in the amount of $252,000. Management estimates that the current funds on hand will be sufficient to continue operations through December 2022. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company, including, without limitation, legal and accounting fees and costs associated therewith, by filing periodic reports with the SEC and fees and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2022 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders in case of equity financing.

Inflation

Macroeconomic factors such as inflation, rising interest rates, governmental responses there to and possible recession caused thereby also add significant uncertainty to our operations and possible effects to the amount and type of financing available to the Company in the future.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of the full fiscal year-end results.

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

At September 30, 2022 and 2021, we excluded the following dilutive shares as their effect would have been anti-dilutive.

	September 30, 2022	September 30, 2021
Options	26,057,601	33,280,601
Warrants	26,200,816	14,549,655
Common stock issuable upon conversion of notes payable	38,371,627	21,143,316
Total	90,630,044	68,973,572

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

For the nine-month periods ended September 30, 2022 and 2021 research and development costs were $227,000 and $259,000, respectively. For the three-month periods ended September 30, 2022 and 2021 research and development costs were $130,000 and $152,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and other products, all patent costs are expensed as incurred. During the nine-month periods ended September 30, 2022 and 2021, patent costs were $13,000 and $16,000, respectively, which is included as part of operating expenses in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06 (“ASU 2020-06”) Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion accounting models. As a result, the Company’s convertible debt instruments will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception.  The Company early adopted ASU No. 2020-06 effective January 1, 2021 using the modified retrospective approach.  Upon adoption, the following changes resulted: (i) the intrinsic value of the beneficial conversion feature recorded in 2020 was reversed as of the effective date of adoption, thereby resulting in an increase in the convertible debentures with an offsetting adjustment to additional paid in capital and (ii) interest expense recorded in 2020 that was related to the amortization of the discount related to the beneficial conversion feature was reversed against opening accumulated deficit. Accordingly, the adoption of ASU 2020-06 resulted in a decrease to accumulated deficit of $30,000, a decrease in addition paid in capital of $60,000, and an increase in total stockholders’ deficit of $30,000 on January 1, 2021.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

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

As of September 30, 2022 and December 31, 2021, the Company owed $197,000 and $197,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019, (the “Letter Agreements”) which have been included as part of accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet. The payments, pursuant to the Letter Agreements, are to be made at $10,000 per month. During the nine months ended September 30, 2022 the Company made no payments.

4.	Operating Lease

The Company leases certain corporate office space under an operating lease agreement. We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in lease arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The lease expires May 31, 2025 and requires base rent ranging from $3,563 to $3,893 per month.

The components of lease expense and supplemental cash flow information related to leases are as follows:

September 30,
2022

Lease costs:
Operating lease (included in general and administrative in the Company’s consolidated statement of operations)	$–

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$26,000

Weighted average remaining lease term – operating leases (in years)	2.6
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:
Long-term right-of-use assets	$116,000

Short-term operating lease liabilities	41,000
Long-term operating lease liabilities	77,000
Total operating lease liabilities	$118,000

Future minimum lease payments under operating leases as of September 30, 2022 are as follows:

Year ending December 31,	Amount
2022 (remainder of year)	$11,000
2023	45,000
2024	46,000
2025	19,000
Total minimum lease payments	121,000
Less: interest	(3,000)
Present value of lease liabilities	$118,000

5.	Convertible Notes Payable

	September 30, 2022 (unaudited)	December 31, 2021
Convertible notes	$1,529,000	$1,154,000
Accrued interest	549,000	435,000
Subtotal, including $1,590,000 and $1,333,000 in default at September 30, 2022 and December 31, 2021, respectively	2,078,000	1,589,000
Convertible note discount	(280,000)	(86,000)
Balance on convertible notes, net of note discounts	$1,798,000	$1,503,000

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

As of December 31, 2021, total outstanding notes payable and accrued interest totaled $1,589,000. During the nine-month period ended September 30, 2022, the Company issued convertible promissory notes in the aggregate of $432,000 for cash proceeds of $393,000, net of OID of $39,000. Also during the nine-month period ended September 30, 2022, convertible notes and accrued interest of $58,000 were converted into 1,930,633 shares of common stock, and accrued interest of $115,000 was recorded. As of September 30, 2022, total outstanding convertible notes payable and accrued interest totaled $2,078,000. As of September 30, 2022, a total of thirty-two convertible notes in the aggregate of $1,590,000 including accrued interest have reached maturity and are past due.

The $432,000 of convertible notes issued in 2022 have implied interest rate was 10%, mature in twelve months from issuance, and are convertible into 14,409,995 shares of the Company’s common stock at $0.03 per share. In addition, the Company also granted these note holders warrants to purchase 14,409,995 shares of the Company’s common stock. The warrants are fully vested, exercisable at $0.04 per share and expire one year from the date of issuance.

As of December 31, 2021, unamortized note discount totaled $86,000. During the nine-month period ended September 30, 2022, the Company recorded $283,000 of note discount for the relative fair value of warrants issued with convertible notes, and $39,000 discount for OID. Also during the nine-month period ended September 30, 2022, the Company recorded amortization of note discount of $90,000, and $38,000 of note discount related to converted notes was removed and included in the carrying amount of the convertible notes upon conversion. As of September 30, 2022, unamortized discount totaled $280,000.

As of September 30, 2022, the convertible notes payable and accrued interest are convertible into 38,371,627 shares of common stock at conversion rates ranging from $0.02 to $0.48 per share.

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

Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. In January 2022, the Company received notice that $24,000 of the PPP loan was forgiven, and a $24,000 gain on forgiveness of PPP loan was recorded. In June 2022, the Company received notice that an additional $39,000 of the PPP loan was forgiven, and a $39,000 gain on forgiveness of PPP loan was recorded. The balance of the PPP loan after recording the aggregate forgiveness was $87,000. The Company also paid $9,000 of principal on the PPP loan. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of September 30, 2022.

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

For the nine-month periods ended September 30, 2022 and 2021 research and development costs were $227,000 and $259,000, respectively. For the three-month periods ended September 30, 2022 and 2021 research and development costs were $130,000 and $152,000, respectively.

AOT Prototypes

During the periods ended September 30, 2022 and 2021, the Company incurred total expenses of $86,000 and $110,000, respectively, in the manufacture and testing of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying condensed consolidated statements of operations.

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

Total expenses recognized during each nine-month period ended September 30, 2022 and 2021 pursuant to these two License Agreements amounted to $141,000 and has been reflected in Research and Development expenses on the accompanying condensed consolidated statements of operations. In the nine-month periods ended September 30, 2022 and 2021, the Company also recognized penalty interest on past-due balances of $36,000 and $36,000, respectively, which is included as part of interest and financing expense in the accompanying condensed consolidated statements of operations.

As of September 30, 2022 and December 31, 2021, total unpaid fees due to Temple pursuant to these agreements are $1,903,000 and $1,726,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying condensed consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $1,768,000 are deemed past due. The Company is currently in discussions with Temple to settle or cure the past due balance.

No revenues were earned from the two License Agreements during the nine-month periods ended September 30, 2022 and 2021.

8.	Common Stock

During the nine months ended September 30, 2022, the Company issued 10,774,461 shares of its common stock as follows:

•	The Company issued 1,930,633 shares of its common stock upon the conversion of $58,000 in convertible notes, net of unamortized discount of $38,000, pursuant to the convertible notes conversion price of $0.03 per share.

•	The Company issued 8,593,828 shares of its common stock upon the exercise of warrants of $306,000, at $0.03 to $0.04 per share.

•	The Company issued 250,000 shares of its common stock upon the exercise of options of $20,000, at $0.08 per share.

9.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services, and for financing costs.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at September 30, 2022 was 5 years. Stock option activity for the period January 1, 2022 up to September 30, 2022, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2022	31,080,601	$0.17
Granted	–	–
Exercised	(250,000)	0.08
Expired	(4,773,000)	0.26
September 30, 2022	26,057,601	$0.15

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of September 30, 2022 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	22,055,551	5.3	$0.10	22,055,551	$0.10
$0.25 - $0.49	3,388,552	3.9	$0.36	3,388,552	$0.36
$0.50 - $0.99	463,052	1.6	$0.85	463,052	$0.85
$1.00 - $2.00	150,446	0.8	$1.18	150,446	$1.18
	26,057,601	5.1	$0.15	26,057,601	$0.15

At September 30, 2022, the aggregate intrinsic value of the options outstanding was $429,000.

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

During the three and nine month periods ended September 30, 2022, the Company did not record any compensation costs related to the fair value of vested options. During the nine-month period ended September 30, 2021, the Company recognized compensation costs based on the fair value of options that vested of $32,000. During the three-month periods ended September 30, 2021, the Company recognized compensation costs based on the fair value of options that vested of $20,000.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2022 up to September 30, 2022.

	Warrants	Weighted Avg. Exercise Price
January 1, 2022	19,977,149	$0.04
Granted	15,209,992	0.03
Exercised	(8,593,828)	0.04
Expired	(392,497)	0.05
September 30, 2022	26,200,816	$0.04

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of September 30, 2022 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	26,130,816	0.9	$0.03	26,097,483	$0.03
$0.50 - $1.00	70,000	1.6	$0.80	70,000	$0.80
	26,200,816	0.9	$0.04	26,167,483	$0.04

At September 30, 2022, the aggregate intrinsic value of warrants outstanding was $1,332,000.

During the nine-month period ending September 30, 2022, the Company issued warrants to purchase 799,997 shares of common stock in exchange for services. The warrants are exercisable at a price range of $0.02 to $0.09, vesting up to one month from the date of grant, and expiring two to five years from the date of grant. Total fair value of these warrants at grant date was $31,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 to 5 years; risk free interest rate of 0.73% to 3.25%; volatility of 193% to 245% and dividend yield of 0%.

During the nine-month period ending September 30, 2021, the Company issued warrants to purchase 299,997 shares of common stock in exchange for services. The warrants are exercisable at a price of $0.02 to $0.05, vesting one month from the date of grant and expiring two years from the date of grant. Total fair value of these options at grant date was $9,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 0.13% to 0.27%; volatility of 204% to 240% and dividend yield of 0%.

During the nine-month period ended September 30, 2022, the Company recognized compensation costs based on the fair value of warrants that vested of $31,000. During the nine-month period ended September 30, 2021, the Company recognized compensation costs based on the fair value of warrants that vested of $9,000.

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

In October 2022, the Company issued 3,776,666 shares of common stock upon the conversion of $113,000 in convertible notes payable at $0.03 per share. Also during October 2022, pursuant to terms of a consulting agreement, the Company granted a warrant to purchase 750,000 shares of common stock with an exercise price of $0.04 per share, vesting immediately, and expiring two years from the date granted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2022, and we undertake no duty to update this information.

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

During the visit in July 2021 a plan was developed to prepare the location for the inspection and testing of the AOT and AOT components. A transformer was needed to provide power to the power supply. Due to supply chain issues the transformer delivery was delayed until July 2021.

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

We have also validated that a new design concept for the grid pack will reduce arcing and allowed us to apply full voltage during a recent test. A 3rd party engineering firm with proper experience and three-dimensional modeling software was engaged. A design review has been completed and final drawings have been received. Drawings were sent to our vendors for review and any changes for manufacturability raised have been addressed and changes incorporated into the final design.

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

Part of the component testing we completed was to determine if the parts were fit for purpose for constructing a complete stack. While we had no major issues, we did identify a few modifications that will make complete stack assembly easier, and we solidified our choice of manufacturing methods for the spacer rings. We will be cleaning and inspecting all parts of the stack assembly to see if there are any other changes that might need to be made before ordering the parts for the hydrostatic test. All parts have been ordered for the upcoming hydrostatic test.

The lessons learned during the stack assembly test have been applied and the results incorporated into the designs for the spacer rings and the screens. This change to the isolator ring design resulted in some iterative designs to optimize the casting tooling or molds. The time spent on this redesign created a delay in our goal for testing in September. Our vendors backlogs significantly increased during this time, also creating delay in our September goal for testing.

While we have missed our projected testing timeline, we are able to report that the manufacturing process is underway. The first step in the process was to have tooling made to cast the resin parts. Tooling has been received and we have inspected the first articles from the casting process. If no further delays occur, we expect the rings to be completed shortly. The screens are also being produced and are expected to be complete shortly.

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

Three months ended September 30, 2022 and 2021

	Three months ended
	September 30,
	2022	2021	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	214,000	230,000	(16,000)
Research and development expenses	130,000	152,000	(22,000)
Loss from operations	344,000	382,000	(38,000)
Other income (expense)
Interest and financing expense	(93,000)	(141,000)	(48,000)
Net Loss	$(437,000)	$(523,000)	$(86,000)

The Company had no revenues in the three month-periods ended September 30, 2022 and 2021.

Operating expenses were $214,000 for the three-month period ended September 30, 2022, compared to $230,000 for the three-month period ended September 30, 2021, a decrease of $16,000. This is due to a decrease in non-cash expenses of $20,000 offset by an increase in cash expenses of $4,000. Specifically, the decrease in non-cash expenses is attributable to decreases in stock compensation expenses attributable to the fair value of options granted to directors and employees of $20,000. The increase in cash expense is attributable to increases in consulting fees of $27,000, insurance of $6,000, computer expenses of $6,000, banking expenses of $3,000, travel expenses of $2,000, salaries and benefits of $2,000, and other expenses of $2,000, offset by decreases in legal and accounting of $30,000, patent expenses of $7,000, office expenses of $5,000, and corporate expenses of $2,000.

Research and development expenses were $130,000 for the three-month period ended September 30, 2022, compared to $152,000 for the three-month period ended September 30, 2021, a decrease of $22,000. This decrease is attributable to decreases in prototype product development costs of $22,000.

Other expenses were $93,000 expense for the three-month period ended September 30, 2022, compared to $141,000 expense for the three-month period ended September 30, 2021, a net decrease in other expenses of $48,000. This decrease is attributable to a decrease in non-cash other expenses of $48,000. The decrease in non-cash other expense is due to a decrease in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $48,000.

The Company had a net loss of $437,000, or $0 per share, for the three-month period ended September 30, 2022, compared to a net loss of $523,000, or $0.00 per share, for the three-month period ended September 30, 2021.

Nine months ended September 30, 2022 and 2021

Results of Operations for nine months ended September 30, 2022 and 2021

	Nine months ended
	September 30,
	2022	2021	Change
Revenues	$–	$–	$–
Costs and Expenses
Operating expenses	504,000	586,000	(82,000)
Research and development expenses	227,000	259,000	(32,000)
Loss from operations	731,000	845,000	(114,000)
Other income (expense)
Forgiveness of PPP loan payable	63,000	–	63,000
Interest and financing expense	(241,000)	(323,000)	(82,000)
Net Loss	$(909,000)	$(1,168,000)	$(259,000)

Operating expenses were $504,000 for the nine-month period ended September 30, 2022, compared to $586,000 for the nine-month period ended September 30, 2021, a decrease of $82,000. This is due to decreases in non-cash expenses of $10,000 and in cash expenses of $72,000. Specifically, the decrease in non-cash expenses is attributable to a decrease in stock compensation expenses attributable to the fair value of options granted to directors and employees of $32,000 offset by an increase in stock compensation expense attributable to common stock and warrants issued as compensation for services of $22,000. The decrease in cash expense is attributable decreases in insurance of $51,000, salaries and benefits of $44,000, office expenses of $40,000, rent and utilities of $26,000, legal and accounting of $26,000, computer expenses of $10,000, patent expenses of $4,000, corporate expenses of $4,000, offset by increases in consulting fees of $122,000, travel expenses of $4,000, banking expenses of $4,000, and other expenses of $3,000.

Research and development expenses were $227,000 for the nine-month period ended September 30, 2022, compared to $259,000 for the nine-month period ended September 30, 2021, a decrease of $32,000. This decrease is attributable to a decrease in prototype product development costs of $32,000.

Other expenses were $241,000 expense for the nine-month period ended September 30, 2022, compared to $323,000 expense for the nine-month period ended September 30, 2021, a net decrease in other expenses of $82,000. This decrease is attributable to a decrease in non-cash other expenses of $82,000. The decrease in non-cash other expense is due to decreases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $82,000.

The Company had a net loss of $909,000 or $0 per share, for the nine-month period ended September 30, 2022, compared to a net loss of $1,168,000, or $0.00 per share, for the nine-month period ended September 30, 2021.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine-months ended September 30, 2022, the Company incurred a net loss of $909,000, used cash in operations of $571,000 and had a stockholders’ deficit of $4,422,000 as of that date. In addition, as of September 30, 2022, thirty-two notes payable with an aggregate balance of $1,590,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. In addition, the Company’s independent registered public accounting firm, in its ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2022, the Company had cash on hand in the amount of $252,000. Management estimates that the current funds on hand will be sufficient to continue operations through December 2022. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2022 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders in case of equity financing.

At September 30, 2022, we had cash on hand in the amount of $252,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2022 and beyond.

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

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of September 30, 2022, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2022, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level at that date.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine-month period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the nine-months ended September 30, 2022, the Company issued 1,930,633 shares of its common stock upon the conversion of $58,000 in convertible notes at $0.03 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption, among other exemptions, from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

QS ENERGY, INC.

Date: November 10, 2022	By:	/s/ Cecil Bond Kyte
Cecil Bond Kyte
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

