Form 10-K
period 2022-12-31
QS Energy, Inc.
filed 2023-03-30
CIK 1103795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

3606 Challenger Way, Unit 1

Carson City, Nevada 89706

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of December 31, 2022 was $16,914,000.

The number of shares of the Registrant’s Common Stock outstanding as of March 24, 2023 was 382,557,426.

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

Overview

QS Energy, Inc. (“QS Energy” or “Company” or “we” or “us” or “our”) develops and seeks to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents, a substantial portion of which have been developed in conjunction with and exclusively licensed by us from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that in lab and other tests has shown to reduce crude oil viscosity by applying a high intensity electrical field to crude oil while in transit. AOT technology has shown to deliver reductions in crude oil viscosity and pipeline pressure loss as demonstrated in independent third-party tests performed by the U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™, at full-scale test facilities in the U.S. and China, and under commercial operating conditions on one of North America’s largest high-volume crude oil pipelines. Prior testing on a commercial crude oil condensate pipeline demonstrated high correlation between laboratory analysis and full-scale AOT operations under commercial operating conditions with onsite measurements and data collected by the pipeline operator on its supervisory control and data acquisition (“SCADA”) system. The AOT product is still in development and testing and has transitioned from laboratory testing to initial demonstration and continued testing in advance of our goal of seeking commercial acceptance and adoption by the upstream and midstream pipeline marketplace. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and test operations of our crude oil pipeline products in the upstream and midstream energy sector. Our efforts in the foregoing regard have been substantially hampered by our lack of capital. We should be able to continue our efforts to commercialize our AOT product during 2023 only if we are able to raise sufficient capital to do so. We can provide no assurances that we will be able to raise the capital we need to continue our efforts in 2023, or that any such capital will be available to us on acceptable terms and conditions.

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

On July 15, 2014, the Company entered into an Equipment Lease/Option to Purchase Agreement (“Kinder Morgan Lease”) with Kinder Morgan Crude & Condensate, LLC (“Kinder Morgan”) under which Kinder Morgan agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of Kinder Morgan’s operating crude oil condensate pipelines. Equipment provided under the Lease included a single AOT Midstream pressure vessel with a maximum flow capacity of 5,000 gallons per minute. The equipment was delivered to Kinder Morgan in December 2014 and installed in March 2015. In April 2015, during pre-start testing, low electrical impedance was measured in the unit, indicating an electrical short. A replacement unit was installed in May 2015. The second unit also presented with low impedance when flooded with crude condensate from Kinder Morgan’s pipeline. Subsequent to design modifications, a remanufactured AOT unit was installed and tested at Kinder Morgan’s pipeline facility in August 2015. Initial results were promising, with the unit operating generally as expected. However, voltage dropped as preliminary tests continued, indicating decreased impedance within the AOT pressure vessel. QS Energy personnel and outside consultants performed a series of troubleshooting assessments and determined that, despite modifications made to the AOT, conductive materials present in the crude oil condensate appeared to be the root cause of the decreased impedance. Based on these results, QS Energy and Kinder Morgan personnel mutually agreed to put a hold on final acceptance of equipment under the lease and suspended in-field testing to provide time to re-test crude oil condensate in a laboratory setting, and thoroughly review and test selected AOT component design and fabrication. Subsequent analysis and testing led to changes in electrical insulation, inlet flow improvements and other component modifications. These design changes were implemented and tested by Industrial Screen and Maintenance (ISM), one of QS Energy's supply chain partners in Casper, Wyoming. Tests performed by ISM at its Wyoming facility indicated significant improvements to system impedance and efficiency of electric field generation.

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

During the third quarter of 2016, the Company developed an onsite testing program to demonstrate AOT viscosity reduction at prospective customer sites. This program utilized a laboratory-scale AOT device designed and developed by the Company and tested at the Southern Research Institute. Under this program, Company engineers set up a temporary lab at the customer’s site to test a full range of crude oils. Fees charged for providing this service were dependent on scope of services, crude oil sample to be tested, and onsite time requirements. In the fourth quarter 2016, the Company entered a contract to provide these onsite testing services to a North American oil producer and pipeline operator over a one-week period in early 2017 at a fixed price of $50,000. This test was performed in January 2017; data analysis and final report was completed in March 2017. Test results demonstrated viscosity reduction under limited laboratory conditions. The oil producer requested access to observe a full-scale demonstration facility and view operating data when they become available.

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

As reported in the Company’s Form 10-K and Form 10-Q filed with the SEC on March 31, 2020 and June 29, 2020, respectively, and in website updates published on the Company’s website at https://qsenergy.com/updates, the Company experienced a number of difficulties and delays at the demonstration site. Despite identifying and implementing numerous design modifications over several months, the Company was unable to successfully operate its AOT equipment.

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

The work through May 2022 mainly focused on selecting a new material of construction for the insulating parts to reduce possible absorption of oil by the insulators. Absorbing components from crude oil could lead to a change in size and possibly to unanticipated mechanical and electrical properties.

In August 2022 we completed the testing of the stack assembly. The stack assembly did not suffer the arcing problems we saw when testing a stack assembly made from parts of the full size AOT. It appeared that we accomplished the goal of eliminating the sources of arcing that prevented us from achieving treatment voltages with this new design.

The lessons learned during the stack assembly test have been applied and the results incorporated into the designs for the spacer rings and the screens. This change to the isolator ring design resulted in some iterative designs to optimize the casting tooling or molds. The time spent on this redesign created a delay in our goal for testing in September 2022.

Since reporting our findings on October 7, 2021, we have been able to positively confirm and correct 80% of what we have determined thus far to be the necessary improvements for a reliable and field worthy AOT. Based on the results of the recent component testing, we were able to rework the original grid pack, achieve high voltage in air and oil to verify that the individual components worked when assembled. As previously explained, the reason for component testing is to reveal a potential problem that could be otherwise concealed with a fully assembled AOT.

Once all the parts were delivered for a full AOT, we assembled the stack and installed the stack into the vessel. The vessel was filled with oil and tested. We were able to apply full voltage of 40.1kV to the AOT. We believe the AOT is ready to test with customer oil and be deployed back into the field. Having achieved a positive hydrostatic test, we were able to have our final engineering call with our new potential development partner. We are currently in pursuit of an LOI to include financial metrics for a commercially viable contract.

At this point, we have reopened discussions with our original development partner as well as reaching out to others. While we have tested with a representative oil sample, we have not yet reached an agreement with a development partner allowing us to test a development partner's actual pipeline oil as a prelude to another field test. Our efforts continue to reach agreement with a suitable development partner as our next step to develop and commercialize our AOT technology.

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

Our expenses to date have been funded through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We will need to raise substantial additional capital through 2023, and beyond, to fund work on our AOT, our sales and marketing efforts, continuing research and development, and certain other expenses, including without limitation, legal and accounting expenses, until we are able to achieve a revenue base. We can provide no assurances that additional capital will be available to us, or if it is, that such additional capital will be offered at acceptable terms. Please see note 12 (Subsequent Events) of our Consolidated Financial Statements, attached hereto.

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

Employees

As of December 31, 2022, the Company had two (2) full-time employees. We also utilized the services of part-time consultants on an as-needed basis to assist us with various matters, including engineering, logistics, investor relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A. Risk Factors

We have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated insignificant revenues from operations in late 2006 and subsequently did not generate any revenues until 2014 and we have incurred recurring net losses every year since our inception in 1998. For the fiscal years ended December 31, 2022 and 2021, we had net losses of $1,548,000 and $1,420,000 respectively. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our debt and equity securities for cash. We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the Company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

During the year ended December 31, 2022, we incurred a net loss of $1,548,000 and used cash in operations of $923,000 and had a stockholders’ deficit of $4,690,000 as of December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2022, with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and subsequent reports by our independent registered public accounting firm on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated cash flow from operations since our inception in February 1998 and have relied on external sources of capital to fund operations. We had $133,000 in cash at December 31, 2022 and used cash in operations of $923,000 for the year ended December 31, 2022.

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

During fiscal 2022, our cash burn rate amounted to approximately $77,000 per month and could increase during the remainder of fiscal 2023. In order to fund our capital needs, we conducted private offerings of our securities in 2021 and 2022. While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that an equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.

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

The market price for our common stock has been volatile during the last year, ranging from a closing price of $0.02 on January 4, 2021 to a closing price of $0.07 on February 8, 2021, and a closing price of $0.04 on March 25, 2022. See Part II, item 5, below. Additionally, the price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including, developments with respect to patents or proprietary rights, announcements of technological innovations by us or our competitors, announcements of new products or new contracts by us or our competitors, actual or anticipated variations in our operating results due to the level of development expenses and other factors, changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates, conditions and trends in our industry, new accounting standards, general economic, political and market conditions and other factors.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of June 1, 2021, our executive offices were moved to 3606 Challenger Way, Unit 1, Carson City, Nevada 89706, under a lease providing for a four year term at approximately $4,100 per month. Effective October 31, 2022, the Company terminated the lease and has no further obligation.

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

	2022		2021
	High	Low	High	Low
First Quarter	$0.05	$0.03	$0.08	$0.02
Second Quarter	$0.04	$0.02	$0.04	$0.02
Third Quarter	$0.13	$0.02	$0.06	$0.01
Fourth Quarter	$0.09	$0.04	$0.06	$0.02

According to the records of our transfer agent, we had approximately 1,000 stockholders of record of our common stock at March 24, 2023. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Issuances of Unregistered Securities in Current Fiscal Year

During the year ended December 31, 2022, the Company issued an aggregate of 20,773,874 shares of its common stock as follows:

•	The Company issued 6,040,049 shares of its common stock upon the conversion of $178,000 in convertible notes, net of unamortized discount of $119,000, pursuant to convertible notes conversion prices of $0.02 to $0.03 per share.

•	The Company issued 14,483,825 shares of its common stock upon the exercise of warrants of $542,000, at $0.03 to $0.04 per share.

•	The Company issued 250,000 shares of its common stock upon the exercise of options of $20,000, at $0.08 per share.

•	The Company issued convertible notes in aggregate value of $432,000 for net proceeds of $393,000, convertible into 14,409,995 shares in common stock of the Company at a conversion price of 0.03 per share, and in connection with these notes, issued warrants to purchase 14,409,995 shares of common stock of the Company at an exercise price of $0.04 per share and expiring one year from the date of issuance, summarized by month as follows:

Shares of Common Stock Issuable upon conversion of Notes Issued in 2022

Month of Issuance	Principal amount of convertible notes	Conversion Price	Shares of common Stock issuable upon Conversion of Principal
September 2022	$432,000	$0.03 per share	14,409,995
	$432,000		14,409,995

Issuances of Unregistered Securities in Prior Fiscal Year

During the year ended December 31, 2021, the Company issued an aggregate of 32,118,979 shares of its common stock as follows:

•	The Company issued 8,533,333 shares of its common stock upon the private sale for proceeds of $128,000 valued at $0.015 per share.

•	The Company issued 22,085,646 shares of its common stock upon the conversion of $524,000 in convertible notes pursuant to convertible notes conversion prices of $0.02 to $0.03 per share.

•	The Company issued 500,000 shares of its common stock as compensation valued at $20,000 at a price of $0.04 per share.

•	The Company issued 1,000,000 shares of its common stock for services valued at $40,000 at a price of $0.04 per share.

•	The Company issued convertible notes in aggregate value of $723,000 for net proceeds of $658,000, convertible into 28,794,327 shares in common stock of the Company at a conversion price of $0.02 to $0.03 per share, and in connection with these notes, issued warrants to purchase 18,907,157 shares of common stock of the Company at an exercise price of $0.03 to $0.04 per share and expiring one year from the date of issuance, summarized by month as follows:

Shares of Common Stock Issuable upon conversion of Notes Issued in 2021

Month of Issuance	Principal amount of convertible notes	Conversion Price	Shares of common Stock issuable upon Conversion of Principal
February 2021	$33,000	$0.02 per share	1,650,000
April 2021	$27,000	$0.02 per share	1,375,000
May 2021	$73,000	$0.02 per share	3,630,000
June 2021	$129,000	$0.02 per share	6,435,000
July 2021	$20,000	$0.02 per share	990,000
August 2021	$171,000	$0.03 per share	5,694,333
October 2021	$82,000	$0.03 per share	2,749,998
November 2021	$97,000	$0.03 per share	3,226,665
December 2021	$91,000	$0.03 per share	3,043,331
	$723,000		28,794,327

Item 6. Selected Financial Data

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Item 7 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Item 1 and elsewhere in this Form 10-K, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2022, and we undertake no duty to update this information.

Overview

The Company has not generated significant revenues since its inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2022.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2021 and also need to raise substantial additional capital in 2023, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

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

Results of Operation

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	2022	2021	Change	% Change
Revenues	$–	$–	$–	–

Operating expenses	765,000	837,000	(72,000)	(9%	)
Research and development expenses	486,000	350,000	136,000	39%
Loss from operations	(1,251,000)	(1,187,000)	(64,000)	5%

Forgiveness of PPP loan payable	63,000	–	63,000	100%
Interest and financing expense	(360,000)	(233,000)	(127,000)	55%
Net Loss	$(1,548,000)	$(1,420,000)	$(128,000)	9%

Revenue Comparison, 2022 and 2021

The Company recognized no revenues during the twelve-month periods ended December 31, 2022 and December 31, 2021.

Operating Expense Comparison, 2022 and 2021

Operating expenses were $765,000 for the fiscal year ended December 31, 2022, compared to $837,000 for the fiscal year ended December 31, 2021, a decrease of $72,000. This decrease was attributable to an increase in non-cash expenses of $22,000, offset by a decrease in cash expenses of $94,000. Specifically, the increase in non-cash expenses is attributable to a decrease in stock-based compensation related to directors and employees of $52,000, offset by an increase in stock-based compensation related to consultants of $74,000. The decrease in cash expenses is attributable to decreases in insurance of $51,000, office expenses of $48,000, salaries and benefits of $42,000, rent expenses of $32,000, legal and accounting fees of $23,000, computer expenses of $10,000, patent maintenance expenses of $7,000, corporate expenses of $5,000, and other expenses of $5,000, offset by increases in consulting fees of $115,000, auto expenses of $4,000, bank fees of $4,000, travel expenses of $3,000, mail and freight of $2,000, and meals and entertainment of $1,000.

Research and development expenses were $486,000 for the fiscal year ended December 31, 2022, compared to $350,000 for the fiscal year ended December 31, 2021, an increase of $136,000. This increase is attributable to AOT prototype and demonstration project development costs.

Interest expenses were $360,000 for the fiscal year ended December 31, 2022, compared to $233,000 for the fiscal year ended December 31, 2021, an increase of $127,000. This increase is attributable to an increase in interest and financing expense of $127,000 to account the relative fair value of the warrants issued with our convertible notes and the notes’ beneficial conversion feature that were recorded as note discounts.

We had a net loss of $1,548,000 or $0.00 loss per share for the fiscal year ended December 31, 2022 compared to a net loss of $1,420,000 or $0.00 loss per share for the fiscal year ended December 31, 2021.

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations since our inception in 1998. As of December 31, 2022, we had cash of $133,000 and a stockholders’ deficit of $4,690,000. Our operating cash flow in 2022 was funded primarily through cash reserves, the exercise of stock purchase warrants and options for cash, and the issuance of convertible notes for cash.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,548,000 and used cash in operations of $923,000 for the year ended December 31, 2022. In addition, as of December 31, 2022, notes payable with an aggregate balance of $1,730,000 and certain obligation to a former officer are past due. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At December 31, 2022, the Company had cash on hand in the amount of $133,000. Management estimates that the current funds on hand will be sufficient to continue operations through March 2023. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to maintain an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation certain payments to a former officer, during the remainder of 2021 and beyond. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Contractual Obligations

The Company’s contractual commitments for future periods, including minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

Year ending December 31,	License Agreements (1)	Compensation Agreements	Total Obligations
2023	$187,500	$197,000	$384,500
2024	187,500	–	187,500
2025	187,500	–	187,500
2026	187,500	–	187,500
2027	187,500	$–	187,500
Total	$937,500	$197,000	$1,134,500

___________________

(1)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party. For details of the Temple Licensing Agreements, see Note 7 of the Financial Statements, attached hereto.

Licensing Fees to Temple University

For details of the licensing agreements with Temple University, see Financial Statements attached hereto, Note 7.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of and for the years ended December 31, 2022 and 2021 are presented in a separate section of this report following Item 15 and begin with the index on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses discussed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded, that our internal controls over financial reporting was not effective as of December 31, 2022 due to material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b)	Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following constitutes the Board of Directors as of December 31, 2022:

Name	Age	Position	Director Class	Director Since	Term Expires
Cecil Bond Kyte	51	Chief Executive Officer, Director (Non-Independent)	Class I	2021	2022
Donald Dickson	67	Director (Independent)	Class II	2013	2023
Eric Bunting	54	Director (Independent)	Class I	2017	2022

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

Director Compensation Policy

Effective January 1, 2014, the Board passed a resolution suspending the July 1, 2013 Board compensation policy. Effective May 6, 2014, the Board approved a compensation policy which includes two annual grants of options, including i) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share closing price on the date of grant with an exercise price equal to the stock closing price on the date of grant, a one year vesting period and an expiration date 10 years from the date of grant; and ii) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share fair market value of the option calculated using the Black-Scholes Option Pricing Model based on market conditions, including stock closing price, risk free interest rate and stock volatility, on the date of grant with an exercise price equal to the stock closing price on the date of grant, vesting immediately and an expiration date 10 years from the date of grant. Also, effective July 1, 2013, the Board approved an annual grant of options to purchase 25,000 shares of common stock at a price equal to the stock’s closing price on the date of grant, vesting immediately and expiring 10 years from the date of grant as compensation to the chairman of the Board’s Audit Committee. Effective January 1, 2015, the Board amended the policy such that there is only one annual grant as follows: i) all options granted would vest over one year; and ii) options granted mid-year due to appointment to the Board or appointment to Chairman of the Audit Committee would be adjusted such that the number of shares would be calculated on a pro rata basis depending on the number of day remaining in the calendar year, and the options would vest December 31 of the year of grant. Board compensation for the calendar year 2022, payable to members of the Board was suspended.

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2022:

Name	Age	Position
Cecil Bond Kyte	51	Chief Executive Officer and Chief Financial Officer

Cecil Bond Kyte, Chief Executive Officer and Chief Financial Officer. Please see above under “Biographical Information Regarding Directors.”

CORPORATE GOVERNANCE

We maintain a corporate governance page on our corporate website at www.qsenergy.com, which includes information regarding the Company’s corporate governance practices. Our codes of business conduct and ethics, Board committee charters and certain other corporate governance documents and policies are posted on our website. In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Corporate Secretary, QS Energy, Inc., P.O. Box 946, Carson City, Nevada 89702. The information on our website is not, and shall not be deemed to be, a part of this Form 10-K or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).

Board of Directors

Director Independence

Our Board of Directors as of December 31, 2022, consisted of three (3) members. As of that date, the Board has affirmatively determined that Mr. Dickson and Dr. Bunting are independent directors. Mr. Kyte, our Chief Executive Officer is not considered independent.

Meetings of the Board

The Board held four (4) meetings in 2022. A majority of the members attended all 4 board meetings held in 2022. No meetings in 2023 have been held as of the date of this report.

Communications with the Board

The following procedures have been established by the Board in order to facilitate communications between our stockholders and the Board:

Stockholders may send correspondence, which should indicate that the sender is a stockholder, to the Board or to any individual director, by mail to Corporate Secretary, QS Energy, Inc. P.O. Box 946, Carson City, Nevada 89702 or by e-mail to info@qsenergy.com.

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

Our shareholders may also communicate directly with the non-management directors, individually or as a group, by mail c/o Corporate Secretary, QS Energy, Inc. P.O. Box 946, Carson City, Nevada 89702, or by e-mail to info@qsenergy.com.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)	Stock Awards ($)	Securities Underlying Options (#)	Full Value of Options ($)	All Other Compensation ($)	Total ($)
Cecil Bond Kyte (1)	2022	$–	$–	–	$–	$–	$–
Chief Executive Officer	2021	–	–	–	–	–	–

Don Dickson (2)	2022	$–	$–	–	$–	$–	$–
Former Chief Executive Officer	2021	$–	$–	300,000	$9,000	$–	$9,000
	2020	–		900,000	35,000	–	35,000

Michael McMullen (3)	2022	$–	–	–	$–	$–	$–
Former Chief Financial Officer	2021	$46,200	$–	–	$–	$–	$46,200
	2020	$158,400	$–	–	$–	$–	$158,400

_________________

(1)	Mr. Kyte was appointed Chief Executive Officer (“CEO”) effective April 15, 2021.

(2)	Mr. Dickson will not receive any cash compensation for his role as interim CEO; rather, his compensation will be in the form of options that will be granted (“Grant”) to Mr. Dickson to purchase 100,000 shares of restricted common stock of the Company (the “Options”), each month of his employment as interim CEO during the Term. The Options will vest on the 30th day following the date of Grant, provided that Mr. Dickson remains in his role as interim CEO on the vesting date. All of the Options shall be priced as of the closing market price of the Company’s common stock as reported by the OTCBB (Pink Sheets) on the date of Grant. The Options issued to Mr. Dickson in exchange for serving as the Company’s interim CEO shall expire ten (10) years from the date of Grant. Mr. Dickson resigned as interim CEO, effective April 15, 2021.

(3)	Mr. McMullen was appointed Chief Financial Officer (“CFO”) effective April 1, 2017. Mr. McMullen’s annual base salary under his employment agreement as CFO is $158,400, for a two-year term. Effective March 31, 2019, the Company amended Mr. McMullen’s employment agreement. As amended, the contract was extended by 90 days with no other change in terms. Effective July 1, 2019 through November 15, 2019, Mr. McMullen was employed on a month-to-month basis with no other changes in terms. Effective November 15, 2019, Mr. McMullen’s employment agreement was amended extending the term of the agreement to February 15, 2020 with no other changes in terms.

Mr. McMullen’s Employment Agreement was amended and restated effective February 15, 2020. As amended, Mr. McMullen’s employment agreement was extended on a month-to-month basis with no other terms modified. Mr. McMullen resigned as CFO, effective April 15, 2021.

OPTION GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 2022, the Company granted no options to Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

No options were exercised by any of the Named Executive Officers during the 2022 fiscal year. The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2022 fiscal year.

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options ($)(1)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Don Dickson	–	$–	3,892,314	–	$–	$–
Michael McMullen	–	$–	800,000	–	$–	$–

_________________

(1)	Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 30, 2022 the last trading day of the year was $0.05 per share.

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

DIRECTORS COMPENSATION

Board compensation for calendar year 2022, payable to members of the Board under the Company’s May 6, 2014, Board compensation policy, as amended January 1, 2015, was suspended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2022.

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each of our directors;
•	the Company’s Chief Executive Officer and President, and Chief Financial Officer, are the only persons serving as a Named Executive as of December 31, 2022 for services rendered in all capacities to the Company (such individuals are hereafter referred to as the “Named Executive Officers”); and all of our directors and executive officers serving as a group.

Named Executive Officers and Director	Number of Shares of Common Stock Beneficially	Percentage of Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)	Owned (2)
Kyte, Cecil Bond, Chief Executive Officer, Chief Financial Officer	16,968,333	4.32%
Dickson, Donald, Director	6,729,073	1.78%
Bunting, Eric – Director	14,102,621	3.62%
All directors and executive officers as a group	37,800,027	9.13%

_________________

(1)	Unless otherwise indicated, the address of each listed person is c/o QS Energy, Inc., 23902 FM 2978, Tomball, Texas 77375.

(2)

Percentage of beneficial ownership is based upon 376,074,096 shares of the Company’s common stock outstanding as of December 31, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

As of the date of this report Mr. Kyte beneficially owns 16,968,333 shares of common stock of the Company, and a Warrant to purchase 3,217,500 shares of common stock of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Accrued Expenses - Related Parties

As of December 31, 2022 and 2021, total accrued expenses – related parties amounted to $6,000 and $0, respectively. Included in the December 31, 2022 accrued amount are $6,000 in unpaid directors fees owed to members of the Board of Directors.

Director Independence

The Company believes Mr. Dickson and Dr. Bunting are independent, and Mr. Kyte is not independent.

Item 14. Principal Accounting Fees and Services

The Board has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2022.

Weinberg & Company, P.A. was first appointed in fiscal year 2002, and has audited our financial statements for fiscal years 2002 through 2022.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2022 and 2021.

	Amount
	Fiscal	Fiscal
Type of Fee	Year 2022	Year 2021
Audit (1)	$66,000	$62,000
Audit Related (2)	–	–
Taxes (3)	19,000	17,010
All Other (4)	–	–
Total	$85,000	$79,010

(1)	This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.
(2)	Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.
(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

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

QS Energy, Inc.

Date: March 30, 2023	By:	/s/ Cecil Bond Kyte
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

NAME	TITLE	DATE

/s/ Cecil Bond Kyte	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors	March 30, 2023
Cecil Bond Kyte

/s/ Donald Dickson	Director	March 30, 2023
Donald Dickson

/s/ Eric Bunting, M.D.	Director	March 30, 2023
Eric Bunting, M.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

QS ENERGY, INC. AND SUBSIDIARIES

DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of QS Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QS Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative operating cash flows since inception, has a stockholders’ deficit, and has financed its working capital requirements through the recurring sale of its debt and equity securities. In addition, as of December 31, 2021, notes payable with an aggregate balance of $1,730,000 and certain obligations to a former officer are past due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible note transactions

As described in Note 4 to the financial statements, during 2022 the Company issued investment units consisting of promissory notes which are convertible into shares of the Company’s common stock, and warrants to acquire shares of the Company’s common stock. The Company allocated the proceeds received from the sale of the investment units to the convertible notes and warrants based upon their relative fair value. The Company used a Black Scholes option pricing model, which uses certain assumptions related to expected life of the warrants, expected volatility, risk-free interest rates, and future dividends, to determine the fair value of the warrants.

We identified the accounting for the issuance of the convertible notes and warrants as a critical audit matter because of the significance of the account balances, and due to the complexity involved in assessing the classification and presentation of the convertible notes and warrants. The auditing for these transactions required a high degree of auditor judgement including evaluating the reasonableness of the significant judgements made by management in determining the appropriate accounting.

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

/s/Weinberg & Company, P.A.

Los Angeles, California

March 30, 2023

QS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2022	2021
ASSETS
Current assets:
Cash	$133,000	$114,000
Prepaid expenses and other current assets	19,000	14,000
Total current assets	152,000	128,000
Property and equipment, net	6,000	9,000
Operating lease right of use asset	–	143,000
Total assets	$158,000	$280,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements-past due	$1,962,000	$1,726,000
Accounts payable and accrued expenses	946,000	930,000
Convertible notes payable, net of discounts of $140,000 and $86,000, respectively: including $1,730,000 and $1,333,000, respectively, in default	1,865,000	1,503,000
PPP Loan payable	75,000	150,000
Operating lease liabilities	–	38,000
Total current liabilities	4,848,000	4,347,000
Operating lease liabilities, net of current portion	–	106,000
Total liabilities	4,848,000	4,453,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value: 500,000,000 shares authorized, 376,074,096 and 355,300,222 shares issued and outstanding at December 31, 2022 and 2021, respectively	376,075	355,301
Additional paid-in capital	119,075,925	118,065,699
Accumulated deficit	(124,142,000)	(122,594,000)
Total stockholders’ deficit	(4,690,000)	(4,173,000)
Total liabilities and stockholders’ deficit	$158,000	$280,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31
	2022	2021
Revenues	$–	$–

Operating expenses	765,000	837,000
Research and development expenses	486,000	350,000
Loss from operations	(1,251,000)	(1,187,000)

PPP loan debt forgiveness	63,000	–
Interest and financing expense	(360,000)	(233,000)
Net Loss	$(1,548,000)	$(1,420,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	361,790,243	336,041,213

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	323,181,243	$323,182	$117,373,818	$(121,204,000)	$(3,507,000)

Cumulative effect adjustment for adoption of ASU 2020-06 (see Note 4)	–	–	(60,000)	30,000	(30,000)
Issuance of common stock for cash	8,533,333	8,533	119,467	–	128,000
Common stock issued on conversion of notes payable	22,085,646	22,086	238,914	–	261,000
Warrants issued with convertible notes	–	–	290,000		290,000
Fair value of common stock issued for services	1,000,000	1,000	39,000	–	40,000
Fair value of common stock issued as compensation	500,000	500	19,500	–	20,000
Fair value of options and warrants issued as compensation	–	–	45,000	–	45,000
Net loss	–	–	–	(1,420,000)	(1,420,000)
Balance, December 31, 2021	355,300,222	355,301	118,065,699	(122,594,000)	(4,173,000)

Common stock issued on conversion of notes payable	6,040,049	6,040	52,960	–	59,000
Warrants issued with convertible notes	–	–	283,000	–	283,000
Common stock issued on exercise of warrants	14,483,825	14,484	527,516	–	542,000
Fair value of options and warrants issued as compensation	–	–	127,000	–	127,000
Common stock issued on exercise of options	250,000	250	19,750	–	20,000
Net loss	–	–	–	(1,548,000)	(1,548,000)
Balance, December 31, 2022	376,074,096	$376,075	$119,075,925	$(124,142,000)	$(4,690,000)

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31
	2022	2021
Cash flows from Operating Activities
Net loss	$(1,548,000)	$(1,420,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued for services	–	40,000
Fair value of common stock issued as compensation	–	20,000
Fair value of options and warrants issued as compensation	127,000	45,000
Amortization of debt discount	149,000	59,000
Accrued interest expense	162,000	124,000
Decrease in operating lease right of use asset	143,000	22,000
Depreciation	4,000	7,000
Gain on partial forgiveness of PPP note payable	(63,000)	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,000)	32,000
Accounts payable and accrued expenses	16,000	230,000
Accounts payable – license agreements	236,000	235,000
Accrued expenses – related parties	–	(95,000)
Operating lease liabilities	(144,000)	(21,000)
Net cash used in operating activities	(923,000)	(722,000)
Cash flows from investing activities
Purchase of property and equipment	(1,000)	–
Net cash used in investing activities	(1,000)	–
Cash flows from financing activities
Net proceeds from sale of common stock	–	128,000
Net proceeds from issuance of convertible notes and warrants	393,000	658,000
Net proceeds from exercise of warrants and options	562,000	–
Principal payment on PPP loan payable	(12,000)	(2,000)
Net cash provided by financing activities	943,000	784,000
Net increase in cash	19,000	62,000
Cash, beginning of period	114,000	52,000
Cash, end of period	$133,000	$114,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$1,600
Non-cash investing and financing activities
Adjustment for adoption of ASU 2020-06	$–	$30,000
Recording of operating lease right of use asset and liability	$–	$165,000
Conversion of convertible notes to common stock, net	$59,000	$261,000
Value of warrants and beneficial conversion feature associated with issued convertible notes	$283,000	$290,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the twelve-months ended December 31, 2022, the Company incurred a net loss of $1,548,000, used cash in operations of $923,000 and had a stockholders’ deficit of $4,690,000 as of December 31, 2022. In addition, as of December 31, 2022, thirty-four notes payable with an aggregate balance of $1,730,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2022, the Company had cash on hand in the amount of $133,000. Management estimates that the current cash on hand will be sufficient to continue operations through March 2023, or, subject to actual costs incurred in implementing design modifications to our AOT demonstration project described. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2023 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders in case of equity financing.

Covid-19

During the year ended December 31, 2022, the COVID-19 pandemic did not have a material net impact on our operating results. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. As of December 31, 2022, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including having employees work remotely and utilizing electronic submission of invoices and payments. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity. The Company’s ability to continue operations is, in part, dependent on our access to funding. No assurances can be made that COVID-19 will not materially affect operations or negatively impact our ability to fund continued operations.

Inflation

Macroeconomic factors such as inflation, rising interest rates, governmental responses there to and possible recession caused thereby also add significant uncertainty to our operations and possible effects to the amount and type of financing available to the Company in the future.

Basis of Presentation

The accompanying consolidated financial statements and related notes include activities of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Revenue Recognition

Under its business plan, the Company anticipates the leasing of its primary technology. The Company will recognize lease revenue ratably over the life of the lease upon commencement of the lease. Revenue on future product sales will be recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

Cash

Cash consists of demand deposits with banks. The Company holds no cash equivalents as of December 31, 2022 and 2021, respectively. The Company maintains its cash with domestic financial institutions. At times, cash balances may exceed federally insured limits of $250,000 per depositor at each financial institution. The Company believes that no significant concentration of credit risk exists with respect to this cash balances because of its assessment of the creditworthiness and financial viability of the financial institutions.

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results. Based upon management’s annual review, no impairments were recorded for the years ended December 31, 2022 and 2021.

Leases

The Company accounts for its leases in accordance with the guidance of ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments (see Note 3).

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

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended December 31, 2022 and 2021, amounted to $486,000 and $350,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT product, all patent costs are expensed as incurred. During the years ended December 31, 2022 and 2021, patent costs were $13,000 and $20,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

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

Fair Value of Financial Instruments

Accounting standards require certain assets and liabilities to be reported at fair value in the financial statements and provide a framework for establishing that fair value. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the asset or liability. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value:

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

For the years ended December 31, 2022 and 2021, the dilutive impact of outstanding stock options of 26,057,601 shares and 31,080,601 shares; outstanding warrants of 20,314,153 shares and 19,977,149 shares; and notes convertible into approximately 35,138,466 and 24,100,887 shares of our common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statement presentation or disclosures.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 will be effective January 1, 2024, and a cumulative-effect adjustment to the opening balance of retained earnings is required upon adoption. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The adoption of ASU 2020-06 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures subsequent to its adoption, with any effect being largely dependent on the composition and terms of outstanding financial instruments at the time of adoption.

2.	Property and Equipment

At December 31, 2022 and 2021, property and equipment consists of the following:

	December 31,
	2022	2021

Office equipment	$35,000	$34,000
Furniture and fixtures	5,000	5,000
Testing equipment	37,000	37,000
Leasehold Improvements	25,000	25,000
Subtotal	102,000	101,000
Less accumulated depreciation	(96,000)	(92,000)
Total	$6,000	$9,000

Depreciation expense for the years ended December 31, 2022 and 2021 was $4,000 and $7,000, respectively.

3.	Leases

In June 2021, the Company commenced a lease for its corporate office space under an operating lease agreement, and recorded an operating lease right-of-use asset and the related operating lease liability of $165,000. At December 31, 2021, the balance of right-of-use asset was $143,000 and the balance of the lease liability was $144,000. During 2022, the Company amortized $33,000 of the right-of-use asset and paid $32,000 of the lease liability. On October 31, 2022, the Company entered into a lease amendment with the lessor of the space to terminate the lease and be released from lease obligation. The Company accounted for the cancellation of the lease by writing off the right-of-use asset of $110,000 and cancelling the operating lease liability of $112,000, which resulted in the gain on lease cancellation of $2,000 which is recorded in operating expense on the accompany consolidated statements of operations for the year ended December 31, 2022.

Lease with former related party

The Company’s former executive offices were formally located in Tomball, Texas and was leased for $5,000 per month under a month-to-month lease from JBL Energy Partners (“JBL”). JBL was an entity owned by Jason Lane, former Director and Chairman of the Board of the Company who resigned in April 2021, and the lease was terminated in April 2021 in connection with the resignation of Mr. Lane. Total rent expense under this lease during the years ended December 31, 2022 and 2021, was $0 and $8,000. As of December 31, 2022, the balance payable to JBL Energy Partners was $19,000 and is included as part of accounts payable and accrued expenses in the accompanying consolidated balance sheets. Commencing May 1, 2021, the Company agreed to continue to lease a portion of the Tomball facility from the new landlord on a month-to-month basis at $1,000 per month. The Company also rents a storage facility on a month-to-month basis for $250 per month.

4.	Convertible Notes Payable

	December 31,
	2022	2021

Convertible notes	$1,393,000	$1,137,000
Accrued interest	612,000	452,000
Total outstanding debt, including $1,730,000 and $1,333,000 in default at December 31, 2022 and 2021, respectively	2,005,000	1,589,000
Less: Unamortized debt discount	(140,000)	(86,000)
Total outstanding debt, net of unamortized debt discount	$1,865,000	$1,503,000

Convertible notes

At December 31, 2020, convertible notes payable totaled $936,000. During the year ended December 31, 2021, the Company issued convertible promissory notes in the aggregate of $723,000 for cash proceeds of $658,000, net of OID of $65,000. The notes are unsecured, have an implied interest rate was 10%, mature in twelve months from issuance, and are convertible into 28,794,327 shares of the Company’s common stock at $0.02 to $0.03 per share. In addition, the Company granted the note holders warrants to purchase 18,907,157 shares of the Company’s common stock with a relative fair value of $290,000. The warrants are fully vested, and expire one year from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 1.0 year, stock price of $0.03 to $0.04, exercise price of $0.03, volatility of 250% to 333%, risk-free rate of 0.25% 0 0.35%, and no forfeiture rate. The Company records a debt discount to account for the relative fair value of the warrants, and the OID, which is amortized over the term of the notes. Also during 2021, convertible notes payable of $522,000 and accrued interest of $2,000, net of unamortized discount of $263,000, were converted into 22,085,646 shares of common stock. At December 31, 2021, total outstanding convertible notes payable totaled $1,137,000.

During the year ended December 31, 2022, the Company issued convertible promissory notes in the aggregate of $432,000 for cash proceeds of $393,000, net of OID of $39,000. The notes are unsecured, have implied interest rate was 10%, mature in twelve months from issuance, and are convertible into 14,409,995 shares of the Company’s common stock at $0.03 per share. In addition, the Company granted the note holders warrants to purchase 14,409,995 shares of the Company’s common stock with a relative value of $283,000. The warrants are fully vested, and expire one year from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 1.0 year, stock price of $0.09, exercise price of $0.04, volatility of 212%, risk-free rate of 4.05%, and no forfeiture rate. Also during 2022, convertible notes of $176,000 and accrued interest of $2,000, net of unamortized discount of $119,000, were converted into 6,040,049 shares of common stock. At December 31, 2022, total outstanding convertible notes payable totaled $1,393,000. As of December 31, 2022, convertible notes payable and accrued interest are convertible into approximately 35,138,466 shares of common stock at conversion rates ranging from $0.02 to $0.48 per share. As of December 31, 2022, a total of thirty-four convertible notes and accrued interest in the aggregate of $1,730,000 have reached maturity and are past due. The Company is currently in negotiations with these note holders to settle these past due notes payable.

Accrued interest

At December 31, 2020, accrued interest on convertible notes payable totaled $313,000. During the year ended December 31, 2021, accrued interest of $124,000 was recorded, and accrued interest of $2,000 was converted into shares of common stock. At December 31, 2021, accrued interest on convertible notes payable totaled $435,000.

During the year ended December 31, 2022, accrued interest of $162,000 was recorded, and accrued interest of $2,000 was converted into shares of common stock. At December 31, 2022, accrued interest on convertible notes payable totaled $612,000. In addition, during 2022, $16,500 of accrued interest was reclassified from convertible note principal to accrued interest as of December 31, 2021.

Debt discount

At December 31, 2020, the unamortized debt discount was $83,000. On January 1, 2021 debt discount was decreased by $30,000 due to the adoption of ASU 2020-06 (see below). During the year ended December 31, 2021, debt discount of $355,000 was recorded for the relative fair value of warrants of $290,000 and OID of $65,000, debt discount amortization of $59,000 was recorded, and $263,000 of debt discount was removed and included in the carrying amount of related convertible notes payable that were converted into shares of common stock. At December 31, 2021, the unamortized debt discount was $86,000.

During the year ended December 31, 2022, debt discount of $322,000 was recorded for the relative fair value of warrants of $283,000 and OID of $39,000, debt discount amortization of $149,000 was recorded, and $119,000 of debt discount was removed and included in the carrying amount of related convertible notes payable that were converted into shares of common stock. At December 31, 2022, the unamortized debt discount was $140,000.

Effective January 1, 2021, the Company early adopted ASU No. 2020-06 using the modified retrospective approach (see Note 1). Upon adoption, the following changes resulted: (i) the intrinsic value of the beneficial conversion features recorded in 2020 was reversed as of the effective date of adoption, thereby resulting in an increase in the convertible debentures with an offsetting adjustment to additional paid in capital and (ii) interest expense recorded in 2020 that was related to the amortization of the discount related to the beneficial conversion feature was reversed against opening accumulated deficit. Accordingly, the adoption of ASU 2020-06 resulted in a decrease to accumulated deficit of $30,000, a decrease in addition paid in capital of $60,000, and an increase in total stockholders’ deficit of $30,000 on January 1, 2021.

5.	PPP Loan Payable

In June 2020, the Company was granted a loan (the “PPP loan”) from Cadence Bank in the aggregate amount of $151,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan agreement is dated June 18, 2020, matures on June 18, 2025, bears interest at a rate of 1% per annum, with the first six months of interest deferred, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The Company applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. Management believes the entire loan amount has been used for qualifying expenses and all of the conditions outlined in the PPP loan program were adhered to by the Company. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. In January 2022, the Company received notice that $24,000 of the PPP loan was forgiven, and in June 2022, the Company received notice that an additional $39,000 of the PPP loan was forgiven. Accordingly, for the year ended December 31, 2022, a $63,000 gain on forgiveness of PPP loan was recorded. The Company also paid $12,000 of principal on the PPP loan, and at December 31, 2022, the balance of the PPP loan after recording the aggregate forgiveness and payment was $75,000. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of December 31, 2022.

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

For the years ended December 31, 2022 and 2021, our research and development expenses were $486,000 and $350,000, respectively.

AOT Prototypes

During the years ended December 31, 2022 and 2021, the Company incurred total expenses of $298,000 and $153,000, respectively, in the manufacture and testing of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

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

Total expenses recognized during each twelve-month period ended December 31, 2022 and 2021 pursuant to these two License Agreements amounted to $188,000 and has been reflected in Research and Development expenses on the accompanying condensed consolidated statements of operations. In the twelve-month periods ended December 31, 2022 and 2021, the Company also recognized penalty interest on past-due balances of $48,000 and $47,000, respectively, which is included as part of interest and financing expense in the accompanying condensed consolidated statements of operations.

As of December 31, 2022 and 2021, total unpaid fees due to Temple pursuant to these agreements are $1,962,000 and $1,726,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying condensed consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $1,827,000 are deemed past due. The Company is currently in discussions with Temple to settle or cure the past due balance.

No revenues were earned from the two License Agreements during the year ended December 31, 2022 and 2021.

7.	Income Taxes

The Company did not provide for any Federal and State income tax for the years ended December 31, 2022 and 2021 due to the Company’s net losses. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2022	2021
Computed tax provision (benefit) at federal statutory rate (21%)	$(167,000)	$(150,000)
Valuation allowance	167,000	150,000
Income tax provision	$–	$–

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31,
	2022	2021
Net operating loss carry forwards	$13,124,000	$13,008,000
Stock based compensation	(27,000)	(9,000)
Other temporary differences	35,000	18,000
Valuation allowance	(13,132,000)	(13,017,000)
Total deferred taxes net of valuation allowance	$–	$–

As of December 31, 2022, the Company had net operating losses available for carry forward for state and federal tax purposes of approximately $62 million expiring through 2040. These carry forward benefits will be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

As of December 31, 2022, the Company recorded a valuation allowance of $13,132,000 for its deferred tax assets since the Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. This valuation is based on the federal corporate tax rate of 21%.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2022 and 2021, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Texas. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2022 and 2021.

8.	Common Stock

Year Ending December 31, 2022

During the year ended December 31, 2022, the Company issued an aggregate of 20,773,874 shares of its common stock as follows:

•	The Company issued 6,040,049 shares of its common stock upon the conversion of $178,000 in convertible notes at $0.02 to $0.03 per share, net of unamortized discount of $119,000.

•	The Company issued 14,483,825 shares of its common stock upon the exercise of warrants of $542,000, at $$0.03 to $0.04 per share.

•	The Company issued 250,000 shares of its common stock upon the exercise of options of $20,000, at $0.08 per share.

Year Ending December 31, 2021

During the year ended December 31, 2021, the Company issued an aggregate of 32,118,979 shares of its common stock as follows:

	•	The Company issued 8,533,333 shares of its common stock at $0.015 per share for proceeds of $128,000 in a private placement.
.
	•	The Company issued 22,085,646 shares of its common stock upon the conversion of $524,000 in convertible notes at $0.02 to $0.03 per share, net of unamortized discount of $263,000.

	•	The Company issued 500,000 shares of its common stock as compensation with a fair value of $20,000, or $0.04 per share.

	•	The Company issued 1,000,000 shares of its common stock for services with a fair value of $40,000, or $0.04 per share.

9.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options and warrants vest and expire according to terms established at the grant date.

Options

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. The weighted average, remaining contractual life of employee and non-employee options outstanding at December 31, 2022 was 4.8 years. Stock option activity for the period January 1, 2021 to December 31, 2022, was as follows:

	Options	Weighted Avg. Exercise Price
Options outstanding, December 31, 2020	32,480,601	$0.18
Options granted	800,000	0.03
Options exercised	–	–
Options cancelled	(2,200,000)	0.30
Options outstanding, December 31, 2021	31,080,601	$0.17
Options granted	–	–
Options exercised	(250,000)	0.08
Options cancelled	(4,773,000)	0.26
Options outstanding, December 31, 2022	26,057,601	$0.15

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of December 31, 2022 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	22,055,551	5.1	$0.10	22,055,551	$0.10
$0.25 - $0.49	3,388,552	3.6	0.36	3,388,552	0.36
$0.50 - $0.99	463,052	1.4	0.85	463,052	0.85
$1.00 - $2.00	150,446	0.6	1.18	150,446	1.18
	26,057,601	4.8	$0.15	26,057,601	$0.15

As of December 31, 2022, the market price of the Company’s stock was $0.05 per share. At December 31, 2022 the aggregate intrinsic value of the options outstanding was $36,000. Future unamortized compensation expense on the unvested outstanding options at December 31, 2022 is $0.

Year Ending December 31, 2022

During the year ended December 31, 2022, the Company did not issue options to employees, officers or members of the Board of Directors.

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

Black-Scholes Option Pricing

The Company used the following average assumptions in its calculation using the Black-Scholes Option Pricing model:

	Years Ended
	2022	2021
Expected life (years)	–	4.9
Risk free interest rate	–	1.3%
Volatility	–	148%
Expected dividend yield	–	0%

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

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants.

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, December 31, 2020	8,683,677	$0.11
Warrants granted	19,307,153	0.04
Warrants exercised	–	–
Warrants cancelled	(8,013,681)	0.10
Warrants outstanding, December 31, 2021	19,977,149	$0.04
Warrants granted	16,426,657	0.04
Warrants exercised	(14,483,825)	0.04
Warrants cancelled	(1,605,828)	0.04
Warrants outstanding, December 31, 2022	20,314,153	$0.04

At December 31, 2022 the price of the Company’s common stock was $0.05 per share and the aggregate intrinsic value of the warrants outstanding was $235,000. As of December 31, 2022, 20,280,820 warrants were fully vested and 33,333 warrants vest in January 2023.

	Outstanding Warrants			Exercisable Warrants
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	20,244,153	1.0	$0.04	20,210,820	$0.04
$0.25 - $0.49	–	–	–	–	–
$0.50 - $1.00	70,000	1.3	0.80	70,000	0.80
$1.00 - $2.00	–	–	–	–	–
	20,314,153	1.0	$0.04	20,280,820	$0.04

Year Ending December 31, 2022

•	In September 2022, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 14,409,995 shares of common stock with an exercise price of $0.04 per share, vesting immediately upon grant and expiring one year from the date of grant. See Note 5 for further discussion.

•	In January through December 2022, pursuant to terms of consulting agreements, the Company granted warrants to purchase 2,016,662 shares of common stock with an exercise price of $0.02 to $0.09 per share, vesting up to one month from the date of grant and expiring two to five years from the date of grant. Total fair value of these options at grant date was approximately $127,000 determined using the Black-Scholes Option Pricing model with the following assumptions: life of 2 to 5 years; risk free interest rate of 0.13% to 4.49%; volatility of 193% to 245%; and dividend yield of 0%. During the year ended December 31, 2021, the Company recognized compensation expense of $127,000 based on the fair value of the warrants that vested.

Year Ending December 31, 2021

•	In February through December 2021, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 18,907,157 shares of common stock with an exercise price of $0.03 to $0.04 per share, vesting immediately upon grant and expiring one year from the date of grant. See Note 5 for further discussion.

•	In January through December 2021, pursuant to terms of a consulting agreement, the Company granted warrants to purchase 399,996 shares of common stock with an exercise price of $0.02 to $0.05 per share, vesting one month from the date of grant and expiring two years from the date of grant. Total fair value of these options at grant date was approximately $13,000 determined using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 0.11% to 0.7%; volatility of 204% to 242%; and dividend yield of 0%. During the year ended December 31, 2021, the Company recognized compensation expense of $13,000 based on the fair value of the warrants that vested.

10.	Related Party Transactions

Accrued Expenses – Related Party

As of December 31, 2022 and 2021, total accrued expenses – related parties amounted to $6,000 and $0 and are included in accrued expense on the accompany consolidated balance sheet. The accrued expenses – related parties consisted of unused vacation of officers, unreimbursed out-of-pocket expenses incurred by officers, and unpaid board and committee fees to members of the Company’s Board of Directors.

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

Contractual Commitments

The Company’s contractual commitments for future periods, licensing agreements and minimum guaranteed compensation payments as described in the following table and associated footnotes:

Year ending December 31,	License Agreements (1)	Compensation Agreements (2)	Total Obligations
2023	187,500	197,000	384,500
2024	187,500	–	187,500
2025	187,500	–	187,500
2026	187,500	–	187,500
2027	187,500	–	187,500
Total	$937,500	$197,000	$1,134,500

(1)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party (see Note 7).
(2)	Consists of certain contractually provided benefits to a former executive officer pursuant to a severance agreement and amendments thereto. The balance due as of December 31, 2022, of $197,000 is included as part of Accounts payable and accrued expenses in the accompanying consolidated balance sheets, of which the total amount is in arrears. The former executive officer disputes the amount identified in the above table, claiming the above amount is less than the amount to which he believes he is owed. Absent an agreement to settle the dispute, and in the event the former executive officer elects to initiate litigation regarding the dispute, including claims for interest and penalties to which the former executive officer believes he is entitled, the Company has reserved, and if necessary and appropriate will assert, all factual and legal defenses, counter-claims, rights, and remedies it may have in any such suit.

12.	Subsequent Events

In January through March 2023, pursuant to terms of a consulting agreement, the Company granted warrants to purchase 99,999 shares of common stock with an exercise price of $0.07 to $0.13 per share, vesting one month from grant and expiring two years from the date of grant.

In January and February 2023, the Company issued 983,330 shares of its common stock upon the exercise of warrants for proceeds of $37,000 at an exercise price of $0.03 to $0.04 per share.

In January through March 2023, the Company issued 5,500,000 shares of its common stock upon the conversion of notes payable at a conversion price of $0.03 per share.

In March 2023, the Company issued convertible promissory notes in the aggregate of $99,000 for cash proceeds of $90,000, net of OID $9,000. The notes are unsecured, have an implied interest rate of 10%, mature in twelve months from issuance, and are convertible into 1,980,000 shares of the Company’s common stock at $0.05 per share. In addition, the Company granted the note holders warrants to purchase 1,980,000 shares of the Company’s common stock at $0.07 per share. The warrants are fully vested and expire one year from the date of issuance.

