Form 10-Q
period 2023-03-31
QS Energy, Inc.
filed 2023-05-12
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares of the Registrant’s Common Stock outstanding as of May 8, 2023 was 385,447,792.

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

2

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31,
	(unaudited)	2022
ASSETS
Current assets:
Cash	$107,000	$133,000
Prepaid expenses	12,000	19,000
Total current assets	119,000	152,000
Property and equipment, net of accumulated depreciation of $97,000 and $96,000 at March 31, 2023 and December 31, 2022, respectively	5,000	6,000
Total assets	$124,000	$158,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements-past due	$2,021,000	$1,962,000
Accounts payable and accrued expenses	976,000	946,000
Convertible debentures, net of discounts of $36,000 and $140,000, respectively; includes $1,772,000 and $1,730,000, respectively, in default	1,846,000	1,865,000
PPP loan payable	66,000	75,000
Total current liabilities	4,909,000	4,848,000
Total liabilities	4,909,000	4,848,000

Commitments and contingencies		–

Stockholders’ deficit
Common stock, $.001 par value: 500,000,000 shares authorized, 384,537,426 and 376,074,096 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	384,538	376,075
Additional paid-in capital	119,306,462	119,075,925
Accumulated deficit	(124,476,000)	(124,142,000)
Total stockholders’ deficit	(4,785,000)	(4,690,000)
Total liabilities and stockholders’ deficit	$124,000	$158,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended
	March 31,
	2023	2022

Revenues	$–	$–

Costs and expenses
Operating expenses	186,000	200,000
Research and development expenses	54,000	48,000
Loss from operations	(240,000)	(248,000)

Other income (expense)
Gain on partial forgiveness of PPP note payable	–	24,000
Interest and financing expense	(94,000)	(77,000)

Net Loss	$(334,000)	$(301,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	378,415,835	355,742,036

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the Three months Ended MARCH 31, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	376,074,096	$376,075	$119,075,925	$(124,142,000)	$(4,690,000)
Common stock issued on conversion of notes payable	7,480,000	7,480	136,520	–	144,000
Warrants issued with convertible notes	–	–	47,000	–	47,000
Common stock issued on exercise of warrants	983,330	983	38,017	–	39,000
Fair value of warrants issued as compensation	–	–	9,000	–	9,000
Net loss	–	–	–	(334,000)	(334,000)
Balance, March 31, 2023	384,537,426	$384,538	$119,306,462	$(124,476,000)	$(4,785,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	355,300,222	$355,301	$118,065,699	$(122,594,000)	$(4,173,000)
Common stock issued on conversion of notes payable	366,666	367	5,633	–	6,000
Common stock issued on exercise of warrants	825,000	825	24,175	–	25,000
Fair value of warrants issued as compensation	–	–	24,000	–	24,000
Net loss	–	–	–	(301,000)	(301,000)
Balance, March 31, 2022	356,491,888	$356,493	$118,119,507	$(122,895,000)	$(4,419,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Three months ended
	March 31,
	2023	2022
Cash flows from Operating Activities
Net loss	$(334,000)	$(301,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options and warrants issued as compensation	9,000	24,000
Amortization of debt discount	40,000	36,000
Accrued interest expense	42,000	29,000
Depreciation and amortization	1,000	1,000
Gain on partial forgiveness of PPP note payable	–	(24,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,000	4,000
Decrease in operating lease right of use asset	–	7,000
Accounts payable and accrued expenses	30,000	95,000
Accounts payable – license agreements	59,000	59,000
Operating lease liabilities	–	(7,000)
Net cash used in operating activities	(146,000)	(77,000)

Cash flows from financing activities
Net proceeds from exercise of warrants	39,000	25,000
Net proceeds from issuance of convertible notes and warrants	90,000	–
Principal payment on PPP loan payable	(9,000)	–
Net cash provided by financing activities	120,000	25,000

Net decrease in cash	(26,000)	(52,000)
Cash, beginning of period	133,000	114,000
Cash, end of period	$107,000	$62,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$–
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$144,000	$11,000
Value of warrants issued with convertible notes	$47,000	$–

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

1.	Description of Business

QS Energy, Inc. (“QS Energy”, “Company”) was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter bulletin board-pink sheets.. More information including the Company’s fact sheet, logos, media articles, and update information are available at our corporate website, www.qsenergy.com.

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

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2023, the Company incurred a net loss of $334,000, used cash in operations of $146,000 and had a stockholders’ deficit of $4,785,000 as of March 31, 2023. In addition, as of March 31, 2023, thirty-four notes payable with an aggregate balance of $1,772,000, license agreement payables of $2,021,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2022 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2023, the Company had cash on hand in the amount of $107,000. Management estimates that the current funds on hand will be sufficient to continue operations through approximately June 2023. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure of controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation, certain payments to a former officer and consulting fees, during the remainder of 2023 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders in case of equity financing.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 30, 2023. The condensed consolidated balance sheet as of December 31, 2022, included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

At March 31, 2023 and 2022, we excluded the following dilutive shares as their effect would have been anti-dilutive.

	March 31, 2023	March 31, 2022
Options	26,057,601	27,080,601
Warrants	21,377,489	19,652,149
Common stock issuable upon conversion of notes payable	30,262,716	24,284,235
Total	77,697,806	71,016,985

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

Research and Development Costs

Research and development costs are expensed as incurred, and consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s products. Certain research and development activities are incurred under contract. In those instances, research and development costs are charged to operations ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s consolidated balance sheet and then charged to research and development costs in the Company’s consolidated statement of operations as those contract services are performed. For the three-month periods ended March 31, 2023 and 2022 research and development costs were $54,000 and $48,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT product, all patent costs are expensed as incurred. During the three-month periods ended March 31, 2023 and 2022, patent costs were $100 and $3,000, respectively, and were included as part of operating expenses in the accompanying condensed consolidated statements of operations.

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

3.	Accounts Payable and Accrued Expenses

As of March 31, 2023 and December 31, 2022, the Company owed $197,000 and $197,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019 which are included as part of Accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. The amount is to be repaid at an amount of $10,000 per month. During the three months ended March 31, 2023 the Company made no payments.

4.	Convertible Notes Payable

	March 31, 2023 (unaudited)	December 31, 2022
Convertible notes	$1,228,000	$1,393,000
Accrued interest	654,000	612,000
Total outstanding debt, including $1,772,000 and $1,730,000 in default at March 31, 2023 and December 31, 2022, respectively	1,882,000	2,005,000
Unamortized debit discount	(36,000)	(140,000)
Balance on convertible notes, net of note discounts	$1,846,000	$1,865,000

Convertible notes

At December 31, 2022, total outstanding convertible notes payable totaled $1,393,000. During the three-month period ended March 31, 2023, the Company issued convertible promissory notes in the aggregate of $99,000 for cash proceeds of $90,000, net of OID of $9,000. The notes are unsecured, have an implied interest rate of 10%, mature in twelve months from issuance, and are convertible into 1,980,000 shares of the Company’s common stock at $0.05 per share. In addition, the Company granted the note holders warrants to purchase 1,980,000 shares of the Company’s common stock with a relative value of $47,000. The warrants are fully vested, and expire one year from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 1.0 year, stock price of $0.07, exercise price of $0.07, volatility of 206%, risk-free rate of 4.64%, and no forfeiture rate. Also during the period ended March 31, 2023, convertible notes of $264,000, net of unamortized discount of $120,000, were converted into 7,480,000 shares of common stock. At March 31, 2023, total outstanding convertible notes payable totaled $1,228,000. As of March 31, 2023, convertible notes payable and accrued interest are convertible into approximately 30,262,716 shares of common stock at conversion rates ranging from $0.02 to $0.48 per share. As of March 31, 2023, a total of thirty-four convertible notes and accrued interest in the aggregate of $1,772,000 have reached maturity and are past due.

Accrued interest

At December 31, 2022, accrued interest on convertible notes payable totaled $612,000. During the three-month period ended March 31, 2023, accrued interest of $42,000 was recorded. At March 31, 2023, accrued interest on convertible notes payable totaled $654,000.

Debt discount

At December 31, 2022, the unamortized debt discount was $140,000. During the three-month period ended March 31, 2021, debt discount of $56,000 was recorded for the relative fair value of warrants of $47,000 and OID of $9,000, debt discount amortization of $40,000 was recorded, and $120,000 of debt discount was removed and included in the carrying amount of related convertible notes payable that were converted into shares of common stock. At March 31, 2023, the unamortized debt discount was $36,000.

5.	PPP loan payable

In June 2020, the Company was granted a loan (the “PPP loan”) for $151,000 from Cadence Bank, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan is dated June 18, 2020, matures on June 18, 2025, bears interest at a rate of 1% per annum, with the first six months of interest deferred, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). Funds from the PPP loan may only be used for qualifying expenses, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. Management believes the entire loan amount has been used for qualifying expenses and all of the conditions outlined in the PPP loan program were adhered to by the Company. The PPP loan provides for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of March 31, 2023. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. During 2022, the Company received notice that a total of $63,000 of the PPP loan was forgiven. In addition during 2022, the Company made principal payments on the PPP loan of $12,000, and at December 31, 2022, the balance of the PPP loan was $75,000. During the three-month period ended March 31, 2023, the Company made principal payments on the PPP loan of $9,000, and at March 31, 2023, the balance of the PPP loan was $66,000.

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

For the three-month periods ended March 31, 2023 and 2022, our research and development expenses were $54,000 and $48,000, respectively.

AOT Prototypes

During the periods ended March 31, 2023 and 2022, the Company incurred total expenses of $5,000 and $1,000, respectively, in the manufacture and testing of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying condensed consolidated statements of operations.

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

Total expenses recognized during each three-month period ended March 31, 2023 and 2022 pursuant to these two License Agreements amounted to $47,000 and has been reflected in Research and Development expenses on the accompanying condensed consolidated statements of operations. In the three-month periods ended March 31, 2023 and 2022, the Company also recognized penalty interest on past-due balances of $12,000 and $12,000, respectively, which is included as part of interest and financing expense in the accompanying condensed consolidated statements of operations.

As of March 31, 2023 and December 31, 2022, total unpaid fees due to Temple pursuant to these agreements are $2,021,000 and $1,962,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying condensed consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $1,886,000 are deemed past due.

No revenues were earned from the two License Agreements during the three-month periods ended March 31, 2023 and March 31, 2022.

7.	Common Stock

During the three months ended March 31, 2023, the Company issued 8,463,330 shares of its common stock as follows:

•	The Company issued 7,480,000 shares of its common stock upon the conversion of $264,000 in convertible notes at $0.03 to $0.05 per share, net of unamortized discount of $120,000.

•	The Company issued 983,330 shares of its common stock upon the exercise of warrants of $39,000 valued at $0.03 to $0.04 per share.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services, and for financing costs.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at March 31, 2023 was 4.6 years. Stock option activity for the period January 1, 2023 up to March 31, 2023, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2023	26,057,601	$0.15
Granted	–	–
Exercised	–	–
Expired	–	–
March 31, 2023	26,057,601	$0.15

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of March 31, 2023 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	22,055,551	4.8	$0.10	22,055,551	$0.10
$0.25 - $0.49	3,388,552	3.4	0.36	3,388,552	0.36
$0.50 - $0.99	463,052	1.1	0.85	463,052	0.85
$1.00 - $2.00	150,446	0.3	1.18	150,446	1.18
	26,057,601	4.6	0.15	26,057,601	0.15

During the three-month periods ended March 31, 2023 and 2022, the Company recognized compensation costs based on the fair value of options that vested of $0 and $0 respectively.

As of March 31, 2023, the market price of the Company’s stock was $0.07 per share. At March 31, 2023, the aggregate intrinsic value of the options outstanding at March 31, 2023 was $197,000.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2023 up to March 31, 2023.

	Warrants	Weighted Avg. Exercise Price
January 1, 2023	20,314,153	$0.04
Granted	2,079,999	0.07
Exercised	(983,330)	0.04
Expired	(33,333)	0.05
March 31, 2023	21,377,489	$0.05

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of March 31, 2023 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	21,307,489	0.8	$0.04	21,274,156	$0.04
$0.25 - $0.49	–	–	–	–	–
$0.50 - $1.00	70,000	1.1	0.80	70,000	0.80
	21,377,489	0.8	0.05	21,344,156	0.05

In the three-month period ending March 31, 2023, the Company issued warrants to purchase 99,999 shares of common stock in exchange for services. The warrants are exercisable at a price of $0.07 to $0.13, vest one month from the date of grant, and expire two years from the date of grant. Total fair value of these warrants at grant date was $9,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 4.14% to 4.67%; volatility of 221% to 238% and dividend yield of 0%. During the three-month period ended March 31, 2023, the Company recognized compensation costs based on the fair value of warrants that vested of $9,000.

At March 31, 2023, the market price of the Company’s common stock was $0.07 per share. At March 31, 2023, the aggregate intrinsic value of warrants outstanding was $602,000.

9.	Commitments and Contingencies

There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

QS Energy is working to maintain normal operations during the current COVID-19 pandemic under social distancing and shelter-in-place guidelines as recommended or required by the CDC, federal, state and county government agencies. The Company has moved many operational functions to the cloud. Our employees can perform most vital functions remotely. Most day-to-day operations have been minimally impacted by COVID-19. It is unclear what impact COVID-19 may have on our supply chain, or on our ability to operate on-site at the demonstration project. The Company has experienced delays and cost overruns due to COVID-19 impacts on our supply chain. We have not been made aware of any COVID-19 restrictions at the demonstration site that would impact our ability to restart our demonstration testing. No assurances can be made that COVID-19 will not materially affect our supply chain, will not negatively affect access to the demonstration site, restrict operations at the demonstration site, or negatively impact our ability to fund continued operations. We anticipate that COVID-19 restrictions and guidelines will expire or be substantially modified in the next quarter ending June 30, 2023.

10.	Subsequent Events

In April and May 2023, the Company issued convertible promissory notes in the aggregate of $62,000 for cash proceeds of $56,000, net of OID $6,000. The notes are unsecured, have an implied interest rate of 10%, mature in twelve months from issuance, and are convertible into 1,234,464 shares of the Company’s common stock at $0.05 per share. In addition, the Company granted the note holders warrants to purchase 1,234,464 shares of the Company’s common stock at $0.07 per share. The warrants are fully vested and expire one year from the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2023, and we undertake no duty to update this information.

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

Our Company was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The name change was affected through a short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Additionally, QS Energy Pool, Inc., a California corporation, was formed as a wholly owned subsidiary of the Company on July 6, 2015 to serve as a vehicle for the Company to explore, review and consider acquisition opportunities. To date, QS Energy Pool has not entered into any acquisition transaction. However, the Company may still consider entering into potential beneficial acquisitions. The Company is considering dissolving QS Energy Pool to reduce costs associated with operating this subsidiary. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter Bulletin Board market-Pink Sheets. More information including the Company’s updates, fact sheet, logos and media articles are available at our corporate website, www.qsenergy.com.

As previously reported in our Form 10-K filed with the SEC on July 22, 2021, QS Energy’s AOT technology has been tested in a variety of configurations at small-scale in the laboratory and at full-scale in the field under commercial operating conditions, including tests performed U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™. The Company’s first two full-scale midstream pipeline installations were on TransCanada’s Keystone pipeline in 2014 and a pipeline operated by Kinder Morgan Crude & Condensate, LLC in 2015. Tests performed at these two facilities were limited due primarily to technical issues with the AOT equipment. Although tests at these facilities provided limited sets of data, the equipment did not operate properly, and no conclusions could be reached regarding the efficacy or commercial viability of the AOT technology. Also, in 2014, the Company began development of a product based on an electrical heat system which reduces oil viscosity through a process known as joule heat (“Joule Heat”). In December 2015, we suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT. For more information regarding prior history, development and testing of the AOT technology, and specifics regarding these earlier tests and technical issues experience, please refer to our Form 10-K filed with the SEC on July 22, 2021, and our other SEC filings.

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

We have also validated that a new design concept for the grid pack will reduce arcing and allowed us to apply full voltage during a recent test. A 3rd party engineering firm with proper experience and three-dimensional modeling software was engaged. A design review has been completed and final drawings have been received. Drawings had been sent to our vendors for review and pending no issues the ordering process for prototype parts, for fit and electrical testing, should commence at some point during fiscal year 2022.

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

Once all the parts were delivered for a full AOT, we assembled the stack and installed the stack into the vessel. The vessel was filled with oil and tested. We were able to apply full voltage of 40.1kV to the AOT. We believe the AOT is ready to test with customer oil and be deployed back into the field. Having achieved a positive hydrostatic test, we were able to have our final engineering call with our new potential development partner. We are currently seeking a contractual arrangement with a development partner to install and test the newly designed AOT. We have reopened discussions with our original development partner as well as reaching out to others. While we have tested with a representative oil sample, we have not yet reached an agreement with a development partner allowing us to test a development partner's actual pipeline oil as a prelude to another field test. Our efforts continue to reach agreement with a suitable development partner as our next step to develop and commercialize our AOT technology In this regard, we have completed two engineering reviews, but as of the date of the filing of this 10-Q have not reached an agreement with a development partner.

Providing sufficient working capital can be obtained, QS Energy intends to continue to work to maintain normal operations during the current COVID-19 pandemic under social distancing and shelter-in-place guidelines as recommended or required by the CDC, federal, state and county government agencies. Over the past few years, the Company moved much of its operations to the cloud. Our employees can perform most vital functions remotely. Currently, most day-to-day operations have been minimally impacted by COVID-19. We expect that COVID-19 restrictions and guidelines will substantially change during the second quarter ending June 30, 2023.

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

Results of Operations for Three months ended March 31, 2023 and 2022

	Three months ended
	March 31,
	2023	2022	Change
Revenues		$–
Costs and Expenses
Operating expenses	186,000	200,000	(13,000)
Research and development expenses	54,000	48,000	6,000
Loss from operations	(240,000)	(248,000)	(7,000)
Other income (expense)
Gain on partial forgiveness of PPP loan payable	–	24,000	24,000
Interest and financing expense	(94,000)	(77,000)	18,000
Net Loss	$(334,000)	$(301,000)	$35,000

Operating expenses were $186,000 for the three-month period ended March 31, 2023, compared to $200,000 for the three-month period ended March 31, 2022, a decrease of $14,000. This is due to decreases in non-cash expenses of $15,000, offset by an increase in cash expenses of $1,000. Specifically, the decrease in non-cash expenses are attributable to a decrease in stock compensation expense attributable to options granted to employees and directors of $15,000. The decrease in cash expense is attributable to increases in insurance of $3,000, rent and utilities of $3,000, corporate expenses of $3,000, meals and entertainment of $1,000, and other expenses of $1,000, offset by decreases in salaries and benefits of $4,000, legal and accounting of $3,000, and patent expenses of $3,000.

Research and development expenses were $54,000 for the three-month period ended March 31, 2023, compared to $48,000 for the three-month period ended March 31, 2022, an increase of $6,000. This increase is attributable an increase in prototype product development costs of $6,000.

Other income and expense were $94,000 expense for the three-month period ended March 31, 2023, compared to $53,000 expense for the three-month period ended March 31, 2022, a net increase in other expenses of $41,000. This increase is attributable to an increase in non-cash other expenses of $17,000 and a decrease in PPP forgiveness debt income of $24,000. The increase in non-cash other expense is due to decreases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $1,867,000.

The Company had a net loss of $334,000, or $0 per share, for the three-month period ended March 31, 2023, compared to a net loss of $301,000, or $0 per share, for the three-month period ended March 31, 2022.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $4,785,000 as of March 31, 2023. Our negative operating cash flow for the periods ended March 31, 2023 was funded primarily through issuance of convertible notes and execution of options and warrants to purchase common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $334,000 and a negative cash flow from operations of $146,000 for the three-month period ended March 31, 2023. In addition, as of March 31, 2023, thirty-four notes payable with an aggregate balance of $1,772,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

During the period ended March 31, 2023, we received cash totaling $129,000 from issuance of convertible notes and exercised warrants and used cash in operations of $146,000. At March 31, 2023, we had cash on hand in the amount of $107,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation, certain severance payments to a former officer and consulting fees, during the remainder of 2023 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2023, the Company incurred a net loss of $334,000, used cash in operations of $147,000 and had a stockholders’ deficit of $4,785,000 as of March 31, 2023. In addition, as of March 31, 2023, thirty-four notes payable with an aggregate balance of $1,772,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2023, the Company had cash on hand in the amount of $107,000. Management estimates that the current funds on hand will be sufficient to continue operations through June 2023. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2023 and beyond.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive and Financial Officer, evaluated, as of March 31, 2023, the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f), which were designed to be effective at the reasonable assurance level. Based on this evaluation, the Company’s Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023. As of March 31, 2023, management’s assessment identified the material weaknesses in the Company’s internal control over financial reporting:

We continue to have a material weakness in our internal control over financial reporting as disclosed in the 2022 Form 10-K, in that the Company has (i) inadequate segregation of duties consistent with control objectives; and (ii) the Company has an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements.

(a)       Changes in Internal Control over Financial Reporting

There has been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2022, which we filed with the SEC on March 30, 2023, except risks associated with the COVID-19 pandemic. See Item 2, Overview section above, for a discussion related to COVID-19 risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the three months ended March 31, 2023, the Company issued 7,480,000 shares of its common stock upon the conversion of $264,000 in convertible notes at $0.03 to $0.05 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

QS ENERGY, INC.

Date: May 12, 2023	By:	/s/ Cecil Bond Kyte
Cecil Bond Kyte
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

