Form 10-Q
period 2023-06-30
QS Energy, Inc.
filed 2023-08-14
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 9, 2023 was 386,404,006.

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

2

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31,
	(unaudited)	2022
ASSETS
Current assets:
Cash	$72,000	$133,000
Prepaid expenses	3,000	19,000
Total current assets	75,000	152,000
Property and equipment, net of accumulated depreciation of $98,000 and $96,000 at June 30, 2023 and December 31, 2022, respectively	4,000	6,000
Total assets	$79,000	$158,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements - past due	$2,080,000	$1,962,000
Accounts payable and accrued expenses	961,000	946,000
Convertible debentures, net of discounts of $45,000 and $140,000, respectively; includes $1,814,000 and $1,730,000, respectively, in default	1,951,000	1,865,000
PPP loan payable	66,000	75,000
Total current liabilities	5,058,000	4,848,000
Total liabilities	5,058,000	4,848,000

Commitments and contingencies	–	–

Stockholders’ deficit
Common stock, $0.001 par value: 500,000,000 shares authorized, 385,819,422 and 376,074,096 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	385,821	376,075
Additional paid-in capital	119,395,179	119,075,925
Accumulated deficit	(124,760,000)	(124,142,000)
Total stockholders’ deficit	(4,979,000)	(4,690,000)
Total liabilities and stockholders’ deficit	$79,000	$158,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$–	$–	$–	$–

Costs and Expenses
Operating expenses	158,000	90,000	344,000	290,000
Research and development expenses	47,000	49,000	101,000	97,000
Loss from operations	(205,000)	(139,000)	(445,000)	(387,000)

Other income (expense)
Gain on partial forgiveness of PPP note payable	–	39,000	–	63,000
Interest and financing expense	(79,000)	(71,000)	(173,000)	(148,000)

Net Loss	$(284,000)	$(171,000)	$(618,000)	$(472,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	385,223,010	357,665,866	381,838,227	356,709,266

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the three and SIX months Ended June 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2023	384,537,426	$384,538	$119,306,462	$(124,476,000)	$(4,785,000)
Common stock issued on conversion of notes payable	1,148,664	1,149	24,851	–	26,000
Relative fair value of warrants issued with convertible notes	–	–	56,000	–	56,000
Common stock issued on exercise of warrants	133,332	134	2,866	–	3,000
Fair value of options and warrants issued as compensation	–	–	5,000	–	5,000
Net loss	–	–	–	(284,000)	(284,000)
Balance, June 30, 2023	385,819,422	$385,821	$119,395,179	$(124,760,000)	$(4,979,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	376,074,096	$376,075	$119,075,925	$(124,142,000)	$(4,690,000)
Common stock issued on conversion of notes payable	8,628,664	8,629	161,371	–	170,000
Relative fair value of warrants issued with convertible notes	–	–	103,000	–	103,000
Common stock issued on exercise of warrants	1,116,662	1,117	40,883	–	42,000
Fair value of options and warrants issued as compensation	–	–	14,000	–	14,000
Net loss	–	–	–	(618,000)	(618,000)
Balance, June 30, 2023	385,819,422	$385,821	$119,395,179	$(124,760,000)	$(4,979,000)

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

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Six months ended
	June 30
	2023	2022
Cash flows from Operating Activities
Net loss	$(618,000)	$(472,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options and warrants issued as compensation	14,000	27,000
Amortization of debt discount	65,000	54,000
Accrued interest expense	84,000	71,000
Depreciation	2,000	1,000
Gain on partial forgiveness of PPP note payable	–	(63,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	16,000	(4,000)
Decrease in operating lease right of use asset	–	17,000
Accounts payable and accrued expenses	15,000	109,000
Accounts payable – license agreements	118,000	118,000
Operating lease liabilities	–	(16,000)
Net cash used in operating activities	(304,000)	(158,000)

Cash flows from investing activities
Purchase of property and equipment	–	(1,000)
Net cash used in investing activities	–	(1,000)

Cash flows from financing activities
Net proceeds from exercise of warrants	42,000	98,000
Net proceeds from issuance of convertible notes and warrants	210,000	–
Principal payment on PPP loan payable	(9,000)	–
Net cash provided by financing activities	243,000	98,000

Net increase (decrease) in cash	(61,000)	(61,000)
Cash, beginning of period	133,000	114,000
Cash, end of period	$72,000	$53,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$–
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$170,000	$6,000
Relative fair value of warrants issued with convertible notes	$103,000	$–

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2023, the Company incurred a net loss of $618,000, used cash in operations of $304,000 and had a stockholders’ deficit of $4,979,000 as of that date. In addition, as of June 30, 2023, thirty-four notes payable with an aggregate balance of $1,814,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2022 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2023, the Company had cash on hand in the amount of $72,000. Management estimates that the current funds on hand will be sufficient to continue operations through September 2023. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company, including, without limitation, legal and accounting fees and costs associated therewith, by filing periodic reports with the SEC and fees and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2023 and beyond.

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

At June 30, 2023 and 2022, we excluded the following dilutive shares as their effect would have been anti-dilutive.

	June 30, 2023	June 30, 2022
Options	26,057,601	26,315,601
Warrants	23,985,520	17,149,649
Common stock issuable upon conversion of notes payable	32,379,667	24,721,721
Total	82,422,788	68,186,971

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

For the six-month periods ended June 30, 2023 and 2022 research and development costs were $101,000 and $97,000, respectively. For the three-month periods ended June 30, 2023 and 2022 research and development costs were $47,000 and $49,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the six-month periods ended June 30, 2023 and 2022, patent costs were $3,000 and $8,000, respectively, which is included as part of operating expenses in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

Recent accounting pronouncements and guidance issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statement presentation or disclosures.

3.	Accounts Payable and Accrued Expenses

As of June 30, 2023 and December 31, 2022, the Company owed $197,000 and $197,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019, which have been included as part of accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet. The payments are to be made at $10,000 per month. During the six months ended June 30, 2023 the Company made no payments.

4.	Convertible Notes Payable

	June 30, 2023 (unaudited)	December 31, 2022
Convertible notes	$1,304,000	$1,393,000
Accrued interest	696,000	612,000
Subtotal, including $1,814,000 and $1,730,000 in default at June 30, 2023 and December 31, 2022, respectively	2,000,000	2,005,000
Convertible note discount	(49,000)	(140,000)
Balance on convertible notes, net of note discounts	$1,951,000	$1,865,000

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

Convertible notes

As of December 31, 2022, total outstanding notes payable and accrued interest totaled $1,393,000. During the six-month period ended June 30, 2023, the Company issued convertible promissory notes in the aggregate of $231,000 for cash proceeds of $210,000, net of OID of $21,000. The notes are unsecured, have an implied interest rate of 10%, mature in twelve months from issuance, and are convertible into 4,621,364 shares of the Company’s common stock at $0.05 per share. In addition, the Company granted the note holders warrants to purchase 4,621,364 shares of the Company’s common stock with a relative value of $103,000. The warrants are fully vested, and expire one year from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 1.0 year, stock price of $0.05 to $0.07, exercise price of $0.07, volatility of 199% to 206%, risk-free rate of 4.64% to 5.40%, and no forfeiture rate. Also during the period ended June 30, 2023, convertible notes of $321,000, net of unamortized discount of $150,000, were converted into 8,628,664 shares of common stock. At June 30, 2023, total outstanding convertible notes payable totaled $1,304,000. As of June 30, 2023, convertible notes payable and accrued interest are convertible into approximately 32,379,667 shares of common stock at conversion rates ranging from $0.02 to $0.48 per share. As of June 30, 2023, a total of thirty-four convertible notes and accrued interest in the aggregate of $1,814,000 have reached maturity and are past due.

Accrued interest

At December 31, 2022, accrued interest on convertible notes payable totaled $612,000. During the six-month period ended June 30, 2023, accrued interest of $84,000 was recorded. At June 30, 2023, accrued interest on convertible notes payable totaled $696,000.

Debt discount

At December 31, 2022, the unamortized debt discount was $140,000. During the six-month period ended June 30, 2023, debt discount of $124,000 was recorded for the relative fair value of warrants of $103,000 and OID of $21,000, debt discount amortization of $65,000 was recorded, and $150,000 of debt discount was removed and included in the carrying amount of related convertible notes payable that were converted into shares of common stock. At June 30, 2023, the unamortized debt discount was $49,000.

5.	PPP loan payable

In June 2020, the Company was granted a loan (the “PPP loan”) for $151,000 from Cadence Bank, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan is dated June 18, 2020, matures on June 18, 2025, bears interest at a rate of 1% per annum, with the first six months of interest deferred, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The Company was in compliance with the terms of the PPP loan as of June 30, 2023. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. During 2022, the Company received notice that a total of $63,000 of the PPP loan was forgiven. At December 31, 2022, the balance of the PPP loan was $75,000. During the six-month period ended June 30, 2023, the Company made principal payments on the PPP loan of $9,000, and at June 30, 2023, the balance of the PPP loan was $66,000.

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

For the six-month periods ended June 30, 2023 and 2022 research and development costs were $101,000 and $97,000, respectively. For the three-month periods ended June 30, 2023 and 2022 research and development costs were $47,000 and $49,000, respectively.

AOT Prototypes

During the periods ended June 30, 2023 and 2022, the Company incurred total expenses of $6,000 and $2,000, respectively, in the manufacture and testing of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying condensed consolidated statements of operations.

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

Total expenses recognized during each six-month period ended June 30, 2023 and 2022 pursuant to these two License Agreements amounted to $94,000 and has been reflected in Research and Development expenses on the accompanying condensed consolidated statements of operations. In the six-month periods ended June 30, 2023 and 2022, the Company also recognized penalty interest on past-due balances of $24,000 and $24,000, respectively, which is included as part of interest and financing expense in the accompanying condensed consolidated statements of operations.

As of June 30, 2023 and December 31, 2022, total unpaid fees due to Temple pursuant to these agreements are $2,080,000 and $1,962,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying condensed consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $1,945,000 are deemed past due. The Company is in ongoing discussions with Temple to settle or cure the past due balance.

No revenues were earned from the two License Agreements during the six-month periods ended June 30, 2023 and 2022.

7.	Common Stock

During the six months ended June 30, 2023, the Company issued 9,745,326 shares of its common stock as follows:

•	The Company issued 8,628,664 shares of its common stock upon the conversion of $170,000 in convertible notes at $0.03 to $0.05 per share, net of unamortized discount of $150,000.

•	The Company issued 1,116,662 shares of its common stock upon the exercise of warrants of $42,000 valued at $0.02 to $0.04 per share.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services, and for financing costs.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at June 30, 2023 was 4.3 years. Stock option activity for the period January 1, 2023 up to June 30, 2023, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2023	26,057,601	$0.15
Granted	–	–
Exercised	–	–
Expired	–	–
June 30, 2023	26,057,601	$0.15

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of June 30, 2023 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	22,055,551	4.6	$0.10	22,055,551	$0.10
$0.25 - $0.49	3,388,552	3.1	$0.36	3,388,552	$0.36
$0.50 - $0.99	463,052	0.9	$0.85	463,052	$0.85
$1.00 - $2.00	150,446	0.1	$1.18	150,446	$1.18
	26,057,601	4.3	$0.15	26,057,601	$0.15

During the six-month periods ended June 30, 2023 and 2022, the Company recognized compensation costs based on the fair value of options that vested of $0 and $0 respectively.

As of June 30, 2023, the market price of the Company’s stock was $0.05 per share. At June 30, 2023, the aggregate intrinsic value of the options outstanding at June 30, 2023 was $36,000.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2023 up to June 30, 2023.

	Warrants	Weighted Avg. Exercise Price
January 1, 2023	20,314,153	$0.04
Granted	4,821,362	0.07
Exercised	(1,116,662)	0.04
Expired	(33,333)	0.05
June 30, 2023	23,985,520	$0.05

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of June 30, 2023 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	23,915,520	0.6	$0.05	23,882,187	$0.05
$0.50 - $1.00	70,000	0.8	$0.80	70,000	$0.80
	23,985,520	0.6	$0.05	23,952,187	$0.05

In the six-month period ending June 30, 2023, the Company issued warrants to purchase 199,998 shares of common stock in exchange for services. The warrants are exercisable at a price range of $0.05 to $0.08, vesting up to one month from the date of grant, and expiring two to five years from the date of grant. Total fair value of these warrants at grant date was $5,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 to 5 years; risk free interest rate of 4.17% to 4.68%; volatility of 198% to 207% and dividend yield of 0%. During the six-month period ended June 30, 2023, the Company recognized compensation costs based on the fair value of warrants that vested of $5,000.

At June 30, 2023, the aggregate intrinsic value of warrants outstanding was $221,000.

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

At June 30, 2022, the aggregate intrinsic value of the warrants outstanding was $2,000.

9.	Commitments and Contingencies

There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

The Company is closely monitoring the impact of the pandemic on all aspects of its business. While the pandemic did not materially affect the Company's financial results and business operations for the three and six months ended June 30, 2023, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

10.	Subsequent Events

In July and August 2023, the Company issued convertible promissory notes in the aggregate of $151,000 for cash proceeds of $137,000, net of OID $14,000. The notes are unsecured, have an implied interest rate of 10%, mature in twelve months from issuance, and are convertible into 3,015,584 shares of the Company’s common stock at $0.05 per share. In addition, the Company granted the note holders warrants to purchase 3,015,584 shares of the Company’s common stock at $0.07 per share. The warrants are fully vested and expire one year from the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of June 30, 2023, and we undertake no duty to update this information.

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

As reported in the Company’s Form 10-K and Form 10-Q filed with the SEC on March 31, 2021 and June 29, 2020, respectively, and in the Company’s Form 10-K filed with the SEC on March 31, 2022, and in website updates published on the Company’s website at https://qsenergy.com/updates, the Company has experienced a number of difficulties and delays at the demonstration site. Despite identifying and implementing numerous design modifications over the past several months, the Company has been unable to successfully operate its AOT equipment.

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

We have also validated that a new design concept for the grid pack will reduce arcing and allowed us to apply full voltage during a recent test. A 3rd party engineering firm with proper experience and three-dimensional modeling software was engaged. A design review has been completed and final drawings have been received. Drawings were sent to our vendors for review for fit and electrical testing, which commenced during fiscal year 2022.

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

Providing sufficient working capital can be obtained, QS Energy intends to continue to work to maintain normal operations during current COVID-19 guidelines as recommended or required by the CDC, federal, state and county government agencies. Over the past few years, the Company moved much of its operations to the cloud. Our employees can perform most vital functions remotely. Currently, most day-to-day operations have been minimally impacted by COVID-19. We expect that COVID-19 restrictions and guidelines will continue to substantially change during the second quarter ending June 30, 2023.

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

Our expenses to date have been funded through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We will need to raise substantial additional capital through 2023, and beyond, to fund work on our AOT, our sales and marketing efforts, continuing research and development, and certain other expenses, including without limitation, legal and accounting expenses, until we are able to achieve a revenue base. We can provide no assurances that additional capital will be available to us, or if it is, that such additional capital will be offered at acceptable terms or that available capital will result in our achieving a revenue base.

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

Three months ended June 30, 2023 and 2022

Results of Operations for three months ended June 30, 2023 and 2022

	Three months ended
	June 30,
	2023	2022	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	158,000	90,000	68,000
Research and development expenses	47,000	49,000	(2,000)
Loss from operations	(205,000)	(139,000)	(66,000)
Other income (expense)
Gain on partial forgiveness of PPP loan payable	–	39,000	(39,000)
Interest and financing expense	(79,000)	(71,000)	(8,000)
Net Loss	$(284,000)	$(171,000)	$113,000

The Company had no revenues in the three month-periods ended June 30, 2023 and 2022.

Operating expenses were $158,000 for the three-month period ended June 30, 2023, compared to $90,000 for the three-month period ended June 30, 2022, an increase of $68,000. This is due to an increase non-cash expenses of $2,000 and an increase in cash expenses of $66,000. Specifically, the increase in non-cash expenses is attributable to an increase in stock compensation expense attributable to common stock and warrants issued as compensation for services of $2,000. The increase in cash expense is attributable to office expenses of $18,000, legal and accounting of $17,000, consulting fees of $15,000, rent and utilities of $13,000, computer expenses of $6,000, salaries and benefits of $3,000, insurance of $1,000, and corporate expenses of $1,000, offset by a decrease in patent expenses of $3,000, bank fees of $2,000, travel expenses of $2,000, and public and investor relations of $1,000.

Research and development expenses were $47,000 for the three-month period ended June 30, 2023, compared to $49,000 for the three-month period ended June 30, 2022, a decrease of $2,000. This decrease is attributable to decreases in prototype product development costs of $2,000.

Other expense were $79,000 expense for the three-month period ended June 30, 2023, compared to $71,000 expense for the three-month period ended June 30, 2022, a net increase in other expenses of $8,000. This increase is attributable to an increase in non-cash other expenses of $8,000. The decrease in non-cash other expense is due to a decrease in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $8,000.

The Company had a net loss of $284,000, or $0.00 per share, for the three-month period ended June 30, 2023, compared to a net loss of $171,000, or $0.00 per share, for the three-month period ended June 30, 2022.

Six months ended June 30, 2023 and 2022

Results of Operations for six months ended June 30, 2023 and 2022

	Six months ended
	June 30,
	2023	2022	Change
Revenues	$–	$–	$–
Costs and Expenses
Operating expenses	344,000	290,000	54,000
Research and development expenses	101,000	97,000	4,000
Loss from operations	(445,000)	(387,000)	58,000
Other income (expense)
Gain on partial forgiveness of PPP loan payable	–	63,000	(63,000)
Interest and financing expense	(173,000)	(148,000)	(25,000)
Net Loss	$(618,000)	$(472,000)	$146,000

Operating expenses were $344,000 for the six-month period ended June 30, 2023, compared to $290,000 for the six-month period ended June 30, 2022, an increase of $54,000. This is due to a decrease in non-cash expenses of $13,000 offset by an increase in cash expenses of $67,000. Specifically, the decrease in non-cash expenses is attributable to a decrease in stock compensation expense attributable to common stock and warrants issued as compensation for services of $13,000. The increase in cash expense is attributable increases in office expenses of $18,000, rent and utilities of $17,000, consulting fees of $15,000, legal and accounting of $14,000, computer expenses of $6,000, insurance of $4,000, corporate expenses of $2,000, and other expenses of $2,000, offset by a decrease in patent expenses of $6,000, bank fees of $2,000, salaries and benefits of $1,000, travel expenses of $1,000, public and investor relations of $1,000.

Research and development expenses were $101,000 for the six-month period ended June 30, 2023, compared to $97,000 for the six-month period ended June 30, 2022, an increase of $4,000. This increase is attributable to an increase in prototype product development costs of $4,000.

Other expense were $173,000 for the six-month period ended June 30, 2023, compared to $148,000 expense for the six-month period ended June 30, 2022, a net increase in other expenses of $25,000. This increase is attributable to an increase in non-cash other expenses of $25,000. The decrease in non-cash other expense is due to decreases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $25,000.

The Company had a net loss of $618,000 or $0.00 per share, for the six-month period ended June 30, 2023, compared to a net loss of $472,000, or $0.00 per share, for the six-month period ended June 30, 2022.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $4,979,000 as of June 30, 2023. Our negative operating cash flow for the periods ended June 30, 2023 was funded primarily through issuance of convertible notes and execution of options and warrants to purchase common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $618,000 and a negative cash flow from operations of $304,000 for the six-month period ended June 30, 2023. In addition, as of June 30, 2023, thirty-four notes payable with an aggregate balance of $1,814,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At June 30, 2023, we had cash on hand in the amount of $72,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2023 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2023, the Company incurred a net loss of $618,000, used cash in operations of $304,000 and had a stockholders’ deficit of $4,979,000 as of that date. In addition, as of June 30, 2023, thirty-four notes payable with an aggregate balance of $1,814,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2023, the Company had cash on hand in the amount of $72,000. Management estimates that the current funds on hand will be sufficient to continue operations through November 2022. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2023 and beyond.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive and Financial Officer, evaluated, as of March 31, 2023, the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f), which were designed to be effective at the reasonable assurance level. Based on this evaluation, the Company’s Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023. As of June 30, 2023, management’s assessment identified the material weaknesses in the Company’s internal control over financial reporting:

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

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six-month period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2022, which we filed with the SEC on March 30, 2023, except risks associated with the COVID-19 . See Item 2, Overview section above, for a discussion related to COVID-19 risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the six months ended June 30, 2023, the Company issued 8,628,664 shares of its common stock upon the conversion of $321,000 in convertible notes at $0.03 to $0.05 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption, among other exemptions, from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

QS ENERGY, INC.

Date: August 14, 2023	By:	/s/ Cecil Bond Kyte
Cecil Bond Kyte
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

