Form 10-K
period 2023-12-31
QS Energy, Inc.
filed 2024-04-09
CIK 1103795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of December 31, 2023 was $21,268,000.

The number of shares of the Registrant’s Common Stock outstanding as of April 1, 2024 was 397,931,803.

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

Overview

QS Energy, Inc. (“QS Energy” or “Company” or “we” or “us” or “our”) develops and seeks to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents, a substantial portion of which have been developed in conjunction with and exclusively licensed by us from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology (and for now only technology) is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that in lab and other tests has shown to reduce crude oil viscosity by applying a high intensity electrical field to crude oil while in transit. AOT technology has shown to deliver reductions in crude oil viscosity and pipeline pressure loss as demonstrated in independent third-party tests performed by the U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™, at full-scale test facilities in the U.S. and China, and under commercial operating conditions on one of North America’s largest high-volume crude oil pipelines. Prior testing on a commercial crude oil condensate pipeline demonstrated high correlation between laboratory analysis and full-scale AOT operations under commercial operating conditions with onsite measurements and data collected by the pipeline operator on its supervisory control and data acquisition (“SCADA”) system. The AOT product is still in development and testing and has transitioned from laboratory testing to initial demonstration and continued testing in advance of our goal of seeking commercial acceptance and adoption by the upstream and midstream pipeline marketplace. Such commercial acceptance and adoption have not been achieved. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and test operations of our crude oil pipeline products in the upstream and midstream energy sector. Our efforts in the foregoing regard have been substantially hampered by our lack of capital. We should be able to continue our efforts to commercialize our AOT product during 2024 only if we are able to raise sufficient capital to do so. We can provide no assurances that we will be able to raise the capital we need to continue our efforts in 2024, or that any such capital will be available to us on acceptable terms and conditions.

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

A history of important events associated with our efforts to develop and commercialize our AOT technology is as follows: Between 2011 and 2012, the Company transitioned from prototype testing of its AOT technology at the U.S. Department of Energy Rocky Mountain Oilfield Testing Center, Midwest, Wyoming (“RMOTC”), to the design and production of full-scale commercial prototype units. The Company worked in a collaborative engineering environment with multiple energy industry companies to refine the AOT Midstream commercial design to comply with the stringent standards and qualification processes as dictated by independent engineering audit groups and North American industry regulatory bodies. In May 2013, the Company’s first commercial prototype unit known as AOT Midstream, was completed.

In 2013, the Company entered into an Equipment Lease/Option to Purchase Agreement (“TransCanada Lease”) with TransCanada Keystone Pipeline, L.P. by its agent TC Oil Pipeline Operations, Inc. ("TransCanada") which agreed to lease and test the effectiveness of the Company’s AOT technology and equipment on one of TransCanada’s operating pipelines. As previously reported in our 10-K report filed with the SEC on March 16, 2015, in June 2014, the equipment was accepted by TransCanada and the lease commenced and the first full test of the AOT equipment on the Keystone pipeline was performed in July 2014 by Dr. Rongjia Tao of Temple University, with subsequent testing performed by an independent laboratory, ATS RheoSystems, a division of CANNON™ (“ATS”) in September 2014. Upon review of the July 2014 test results and preliminary report by Dr. Tao, QS Energy and TransCanada mutually agreed that this initial test was flawed due to, among other factors, the short-term nature of the test, the inability to isolate certain independent pipeline operating factors such as fluctuations in upstream pump station pressures, and limitations of the AOT device to produce a sufficient electric field to optimize viscosity reduction. Subsequent testing by ATS in September 2014 demonstrated viscosity reductions of 8% to 23% depending on flow rates and crude oil types in transit. In its summary report, ATS concluded that i) data indicated a decrease in viscosity of crude oil flowing through the TransCanada pipeline due to AOT treatment of the crude oil; and ii) the power supply installed on our equipment would need to be increased to maximize reduction in viscosity and take full advantage of the AOT technology. We determined more testing would be required to establish the commercial efficacy of our AOT technology. The TransCanada Lease was terminated by TransCanada, effective October 15, 2014. Upon termination of the TransCanada Lease, all equipment was uninstalled, returned, inspected and configured for re-deployment.

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

After discussions with our demonstration pipeline partner, it was mutually agreed that the best course of action was to move the equipment from the demonstration site to another location where our engineers could disassemble and inspect the equipment. Our AOT equipment was moved to storage, inspection, and testing site in the state of Mississippi. Our former demonstration partner indicated their continued interest in our AOT technology and may consider installation and operation of a new AOT demonstration project if our operational issues can be resolved.

We shut down all testing of our AOT product in July 2020, due to a lack of operating capital; we received limited capital in 2021, allowing us to commence some additional testing of our AOT product.

In 2021, following our receipt of limited capital, our engineer commenced re-testing and completed a troubleshooting sequence. Lab test fixtures were designed and built, and testing results supported the redesign of the AOT internals. The results of the electrical testing of the insulating material showed that the material of constructions was functioning as designed. However, during the testing it was discovered that the material swells when exposed to crude oil. The current design does not accommodate a change in size of the parts.

We validated a new design concept for the grid pack will reduce arcing and allowed us to apply full voltage during a recent test. A 3rd party engineering firm with proper experience and three-dimensional modeling software was engaged. A design review was completed, final drawings were sent to our vendors, and prototype parts, for fit and electrical testing, were ordered.

In August 2022 we completed the testing of the new components. The assembly did not suffer the arcing problems we saw when testing an assembly made from parts of the full size AOT. It appeared that we accomplished the goal of eliminating the sources of arcing that prevented us from achieving treatment voltages with this new design.

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

Once all the parts were delivered for a full AOT, we assembled the stack and installed the stack into the vessel. The vessel was filled with oil and tested. We were able to apply full voltage of 40.1kV to the AOT. We believe the AOT is now ready to test with customer oil and be deployed back into the field. Having achieved a positive hydrostatic test, we were able to have our final engineering call with a potential development partner. We are currently in pursuit of an LOI to include financial metrics for a commercially viable contract.

We reopened discussions with our original development partner as well as reaching out to others. While we have tested with a representative oil sample, we have not yet reached an agreement with a development partner allowing us to test a development partner's pipeline oil as a prelude to another field test. Our efforts continue to reach agreement with a suitable development partner as our next step to develop and commercialize our AOT technology.

Our team has diligently pursued the formalization of a new initiative, aligning it with the strategic priorities of potential development partners. As we endeavor to seamlessly incorporate state-of-the-art technologies into a novel operational framework, we acknowledge that comprehensive planning and meticulous execution invariably require more time than initially anticipated.

A noteworthy milestone has been achieved, demonstrating significant viscosity reduction for the specified oil target. Our collaboration with Temple University continues as we meticulously define the operational parameters of the AOT system, essential for effective field deployment. Concurrently, we are actively exploring other promising opportunities in parallel.

Our expenses to date have been funded through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We will need to raise substantial additional capital through 2024, and beyond, to fund work on our AOT, our sales and marketing efforts, continuing research and development, and certain other expenses, including without limitation, legal and accounting expenses, until we achieve, if at all, a revenue base. We can provide no assurances that additional capital will be available to us, or if it is, that such additional capital will be offered at acceptable terms. Please see note 12 (Subsequent Events) of our Consolidated Financial Statements, attached hereto.

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

Our Products and Technology

AOT Commercial Products

As discussed in Item 1., above, (Business) under the section Overview, beginning in the second quarter of 2012, the Company began the design and engineering efforts required to transition from laboratory and prototype testing to AOT units designed for full-scale commercial testing. The Company established its supply chain, designs, drawings, engineering, certifications and specifications to comply with the engineering audit processes as dictated by the energy industry regulation processes and North American regulatory bodies. We have built, delivered and tested, under limited duration and conditions, AOT equipment on a high-volume commercial pipeline. We have not proven the commercial viability of this product. Please see “ITEM 1A, Risk Factors”, for a discussion associated with the commercial viability of our products.

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

Throughout 2023, our efforts have been tightly focused on executing our AOT demonstration project strategy. A number of companies in North America, South America and the Middle East have expressed interest in our technology and a desire to review demonstration project test results and visit the demonstration site. Assuming successful operations, we believe our AOT project should provide data requested by prospective customers such as real-time changes in viscosity, pipeline pressure drop reduction and increases in pipeline operating flowrates. All collected data will be normalized such that it can be used to evaluate the financial and operational benefits across a wide range of commercial operating scenarios without disclosing confidential details of our operations. We believe that real-world data from our AOT project could be used to accelerate our desire to achieve commercial adoption of our AOT technology, positioning us to re-engage with industry executives.

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

See also our discussion above in Item 1., under the section labeled Overview.

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

Employees

As of December 31, 2023, the Company had one full-time employee. We also utilized the services of part-time consultants on an as-needed basis to assist us with various matters, including engineering, logistics, investor relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A. Risk Factors

We have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated insignificant revenues from operations in late 2006 and subsequently did not generate any revenues until 2014 and we have incurred recurring net losses every year since our inception in 1998. For the fiscal years ended December 31, 2023 and 2022, we had net losses of $1,224,000 and $1,548,000 respectively. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our debt and equity securities for cash. We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the Company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

During the year ended December 31, 2023, we incurred a net loss of $1,224,000 and used cash in operations of $629,000 and had a stockholders’ deficit of $5,244,000 as of December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2023, with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and subsequent reports by our independent registered public accounting firm on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated cash flow from operations since our inception in February 1998 and have relied on external sources of capital to fund operations. We had $70,000 in cash at December 31, 2023 and used cash in operations of $629,000 for the year ended December 31, 2023.

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

During fiscal 2023, our cash burn rate amounted to approximately $53,000 per month and could increase during the remainder of fiscal 2024. In order to fund our capital needs, we conducted private offerings of our securities in 2022 and 2023. While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that an equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.

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

If our products and services do not gain market acceptance, it is unlikely that we will become profitable and it is unlikely that we will be able to stay in business.

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

If our products do not achieve a significant level of market acceptance, demand for our products will not develop as expected and it is unlikely that we will become profitable, and unlikely that we will be able to stay in business.

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

The shares of our common stock are thinly traded on the OTC Bulletin Board (pink sheets), meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company engaged in a high-risk business which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that can generate or influence daily trading volume and valuation. Should we even come to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous trading without negatively impacting share price. We cannot provide any assurance that a broader or more active public trading market for shares of our common stock will develop or be sustained. Due to these conditions, we cannot give any assurance that shareholders will be able to sell their shares at or near bid prices or at all.

The market price of our stock is volatile.

The market price for our common stock has been volatile during the last year, ranging from a closing price of $0.03 on December 31, 2023 to a closing price of $0.15 on January 24, 2023, and a closing price of $0.06 on March 28, 2024. See Part II, item 5, below. Additionally, the price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including, developments with respect to patents or proprietary rights, announcements of technological innovations by us or our competitors, announcements of new products or new contracts by us or our competitors, actual or anticipated variations in our operating results due to the level of development expenses and other factors, changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates, conditions and trends in our industry, new accounting standards, general economic, political and market conditions and other factors.

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

None.

Item 1C. Cybersecurity

None.

Item 2. Properties

As of June 1, 2021, our executive offices were moved to 3606 Challenger Way, Unit 1, Carson City, Nevada 89706, under a lease providing for a four year term at approximately $4,100 per month. Effective October 31, 2022, the Company terminated the lease and has no further obligation.

The Company’s former executive offices were located in Tomball, Texas (“Tomball Facility”) and leased from JBL Energy Partners, an entity owned by Jason Lane, former Director and Chairman of the Board of the Company who resigned in April 2021. The Tomball Facility was under a month-to-month lease at a lease rate of $5,000 per month, as amended. Total rent expense under this lease during the year ended December 31, 2021 was $8,000. The Tomball Facility lease with Lane was terminated in connection with the resignation of Mr. Lane. At May 1, 2021, the Company agreed to continue to lease a portion of the Tomball facility from the landlord on a month to month basis at $1,000 per month. The Company also rents a storage facility in Tomball on a month-to-month basis for $250 per month, and a small office and storage facility in Carson City, Nevada on a month to month basis for a monthly rental of $1,000.

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

	2023		2022
	High	Low	High	Low
First Quarter	$0.17	$0.06	$0.05	$0.03
Second Quarter	$0.09	$0.04	$0.04	$0.02
Third Quarter	$0.09	$0.05	$0.13	$0.02
Fourth Quarter	$0.07	$0.03	$0.09	$0.04

According to the records of our transfer agent, we had approximately 1,000 stockholders of record of our common stock at April 1, 2024. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

All of the shares issued by the Company discussed below were issued in non-public offerings without SEC registration in reliance on exemptions from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”) and other applicable exemptions under the Securities Act.

Issuances of Unregistered Securities in Current Fiscal Year

During the year ended December 31, 2023, the Company issued an aggregate of 16,512,375 shares of its common stock as follows:

•	The Company issued 15,129,048 shares of its common stock upon the conversion of $646,000 in convertible notes, net of unamortized discount of $296,000, pursuant to convertible notes conversion prices of $0.03 to $0.05 per share.

•	The Company issued 1,383,327 shares of its common stock upon the exercise of warrants of $52,000, at $0.02 to $0.04 per share.

•	The Company issued convertible notes in aggregate value of $585,000 for net proceeds of $532,000, convertible into 11,715,748 shares in common stock of the Company at a conversion price of $0.05 per share, and in connection with these notes, issued warrants to purchase 11,715,748 shares of common stock of the Company at an exercise price of $0.07 per share and expiring one year from the date of issuance, summarized by month as follows:

Shares of Common Stock Issuable upon conversion of Notes Issued in 2023

Month of Issuance	Principal amount of convertible notes	Conversion Price	Shares of common Stock issuable upon Conversion of Principal
March 2023	$99,000	$0.05 per share	1,980,000
April 2023	42,000	$0.05 per share	843,700
May 2023	90,000	$0.05 per share	1,797,664
July 2023	79,000	$0.05 per share	1,570,184
September 2023	275,000	$0.05 per share	5,524,200
	$585,000		11,715,748

Issuances of Unregistered Securities in Prior Fiscal Year

During the year ended December 31, 2022, the Company issued an aggregate of 20,773,874 shares of its common stock as follows:

•	The Company issued 6,040,049 shares of its common stock upon the conversion of $178,000 in convertible notes, net of unamortized discount of $119,000, pursuant to convertible notes conversion prices of $0.02 to $0.03 per share.

•	The Company issued 14,483,825 shares of its common stock upon the exercise of warrants of $542,000, at $0.03 to $0.04 per share.

•	The Company issued 250,000 shares of its common stock upon the exercise of options of $20,000, at $0.08 per share.

•	The Company issued convertible notes in aggregate value of $432,000 for net proceeds of $393,000, convertible into 14,409,995 shares in common stock of the Company at a conversion price of 0.03 per share, and in connection with these notes, issued warrants to purchase 14,409,995 shares of common stock of the Company at an exercise price of $0.04 per share and expiring one year from the date of issuance, summarized by month as follows:

Shares of Common Stock Issuable upon conversion of Notes Issued in 2022

Month of Issuance	Principal amount of convertible notes	Conversion Price	Shares of common Stock issuable upon Conversion of Principal
September 2022	$432,000	$0.03 per share	14,409,995
	$432,000		14,409,995

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

Overview

The Company has not generated significant revenues since its inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2024.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2023 and also need to raise substantial additional capital in 2024, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	2023	2022	Change	% Change
Revenues	$–	$–	$–	–

Operating expenses	688,000	765,000	(77,000)	(10%	)
Research and development expenses	203,000	486,000	(283,000)	(58%	)
Loss from operations	(891,000)	(1,251,000)	(360,000)	(29%	)

Forgiveness of PPP loan payable	–	63,000	63,000	100%
Interest and financing expense	(333,000)	(360,000)	(27,000)	(7%	)
Net Loss	$(1,224,000)	$(1,548,000)	$(324,000)	(21%	)

Revenue Comparison, 2023 and 2022

The Company recognized no revenues during the twelve-month periods ended December 31, 2023 and December 31, 2022.

Operating Expense Comparison, 2023 and 2022

Operating expenses were $688,000 for the fiscal year ended December 31, 2023, compared to $765,000 for the fiscal year ended December 31, 2022, a decrease of $77,000. This decrease was attributable to a decrease in non-cash expenses of $90,000, offset by an increase in cash expenses of $13,000. Specifically, the decrease in non-cash expenses is attributable a decrease in stock-based compensation related to consultants of $90,000. The increase in cash expenses is attributable to increases in patent maintenance expenses of $17,000, office expenses of $13,000, insurance of $5,000, rent expenses of $5,000, legal and accounting fees of $5,000, consulting fees of $3,000, offset by decreases in travel expenses of $17,000, bank fees of $8,000, auto expenses of $7,000, salaries and benefits of $2,000, and mail and freight of $1,000.

Research and development expenses were $203,000 for the fiscal year ended December 31, 2023, compared to $486,000 for the fiscal year ended December 31, 2022, a decrease of $283,000. This decrease is attributable to AOT prototype and demonstration project development costs.

Interest expenses were $333,000 for the fiscal year ended December 31, 2023, compared to $360,000 for the fiscal year ended December 31, 2022, a decrease of $27,000. This decrease is attributable to a decrease in interest and financing expense of $27,000 to account the relative fair value of the warrants issued with our convertible notes and the notes’ beneficial conversion feature that were recorded as note discounts.

We had a net loss of $1,224,000 or $0.00 loss per share for the fiscal year ended December 31, 2023 compared to a net loss of $1,548,000 or $0.00 loss per share for the fiscal year ended December 31, 2022.

Liquidity and Capital Resources

General

We have incurred negative cash flow from operations since our inception in 1998. As of December 31, 2023, we had cash of $70,000 and a stockholders’ deficit of $5,244,000. Our operating cash flow in 2023 was funded primarily through cash reserves, the exercise of stock purchase warrants and options for cash, and the issuance of convertible notes for cash.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,224,000 and used cash in operations of $629,000 for the year ended December 31, 2023. In addition, as of December 31, 2023, thirty-eight notes payable with an aggregate balance of $2,022,000 and certain obligation to a former officer are past due. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At December 31, 2023, the Company had cash on hand in the amount of $70,000. Management estimates that the current funds on hand will be sufficient to continue operations through January 2024. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to maintain an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation certain payments to a former officer, during the remainder of 2024 and beyond. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Contractual Obligations

The Company’s contractual commitments for future periods, including minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

Year ending December 31,	License Agreements (1)	Compensation Agreements	Total Obligations
2024	$187,500	$197,000	$384,500
2025	187,500	–	187,500
2026	187,500	–	187,500
2027	187,500	–	187,500
2028	187,500	–	187,500
Total	$937,500	$197,000	$1,134,500

___________________

(1)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party. For details of the Temple Licensing Agreements, see Note 6 of the Financial Statements, attached hereto.

(2)	Consists of certain contractually provided benefits to a former executive officer pursuant to a severance agreement and amendments thereto. The balance due as of December 31, 2023, of $197,000 is included as part of Accounts payable and accrued expenses in the accompanying consolidated balance sheets, of which the total amount is in arrears. The former executive officer disputes the amount identified in the above table, claiming the above amount is less than the amount to which he believes he is owed. Absent an agreement to settle the dispute, and in the event the former executive officer elects to initiate litigation regarding the dispute, including claims for interest and penalties to which the former executive officer believes he is entitled, the Company has reserved, and if necessary and appropriate will assert, all factual and legal defenses, counter-claims, rights, and remedies it may have in any such suit.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of and for the years ended December 31, 2023 and 2022 are presented in a separate section of this report following Item 15 and begin with the index on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses discussed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded, that our internal controls over financial reporting was not effective as of December 31, 2023 due to material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b)	Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

The following constitutes the Board of Directors as of December 31, 2023:

Name	Age	Position	Director Class	Director Since	Term Expires
Cecil Bond Kyte	52	Chief Executive Officer, Director (Non-Independent)	Class I	2021	2024
Donald Dickson	68	Director (Independent)	Class II	2013	2024
Eric Bunting	55	Director (Independent)	Class I	2017	2024

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

Director Compensation Policy

Effective January 1, 2014, the Board passed a resolution suspending the July 1, 2013 Board compensation policy. Effective May 6, 2014, the Board approved a compensation policy which includes two annual grants of options, including i) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share closing price on the date of grant with an exercise price equal to the stock closing price on the date of grant, a one year vesting period and an expiration date 10 years from the date of grant; and ii) an option to purchase a number of shares of common stock equal to $25,000 divided by the per share fair market value of the option calculated using the Black-Scholes Option Pricing Model based on market conditions, including stock closing price, risk free interest rate and stock volatility, on the date of grant with an exercise price equal to the stock closing price on the date of grant, vesting immediately and an expiration date 10 years from the date of grant. Also, effective July 1, 2013, the Board approved an annual grant of options to purchase 25,000 shares of common stock at a price equal to the stock’s closing price on the date of grant, vesting immediately and expiring 10 years from the date of grant as compensation to the chairman of the Board’s Audit Committee. Effective January 1, 2015, the Board amended the policy such that there is only one annual grant as follows: i) all options granted would vest over one year; and ii) options granted mid-year due to appointment to the Board or appointment to Chairman of the Audit Committee would be adjusted such that the number of shares would be calculated on a pro rata basis depending on the number of day remaining in the calendar year, and the options would vest December 31 of the year of grant. Board compensation for the calendar year 2023, payable to members of the Board was suspended.

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2023:

Name	Age	Position
Cecil Bond Kyte	52	Chief Executive Officer and Chief Financial Officer

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

Board of Directors

Director Independence

Our Board of Directors as of December 31, 2023, consisted of three (3) members. As of that date, the Board has affirmatively determined that Mr. Dickson and Dr. Bunting are independent directors. Mr. Kyte, our Chief Executive Officer is not considered independent.

Meetings of the Board

The Board held four (4) meetings in 2023. A majority of the members attended all 4 board meetings held in 2023. One meeting was held in 2024.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)	Stock Awards ($)	Securities Underlying Options (#)	Full Value of Options ($)	All Other Compensation ($)	Total ($)
Cecil Bond Kyte (1)	2023	–	–	–	–	–	–
Chief Executive Officer	2022	–	–	–	–	–	–
	2021	–	–	–	–	–	–

Don Dickson (2)	2023	–	–	–	–	–	–
Former Chief Executive Officer	2022	–	–	–	–	–	–
	2021	–	–	300,000	9,000	–	9,000

Michael McMullen (3)	2023	–	–	–	–	–	–
Former Chief Financial Officer	2022	–	–	–	–	–	–
	2021	46,200	–	–	–	–	46,200

_________________

(1)	Mr. Kyte was appointed Chief Executive Officer (“CEO”) effective April 15, 2021.

(2)	Mr. Dickson will not receive any cash compensation for his role as interim CEO; rather, his compensation will be in the form of options that will be granted (“Grant”) to Mr. Dickson to purchase 100,000 shares of restricted common stock of the Company (the “Options”), each month of his employment as interim CEO during the Term. The Options will vest on the 30th day following the date of Grant, provided that Mr. Dickson remains in his role as interim CEO on the vesting date. All of the Options shall be priced as of the closing market price of the Company’s common stock as reported by the OTCBB (Pink Sheets) on the date of Grant. The Options issued to Mr. Dickson in exchange for serving as the Company’s interim CEO shall expire ten (10) years from the date of Grant. Mr. Dickson resigned as interim CEO, effective April 15, 2021.

(3)	Mr. McMullen was appointed Chief Financial Officer (“CFO”) effective April 1, 2017. Mr. McMullen’s annual base salary under his employment agreement as CFO is $158,400, for a two-year term. Effective March 31, 2019, the Company amended Mr. McMullen’s employment agreement. As amended, the contract was extended by 90 days with no other change in terms. Effective July 1, 2019 through November 15, 2019, Mr. McMullen was employed on a month-to-month basis with no other changes in terms. Effective November 15, 2019, Mr. McMullen’s employment agreement was amended extending the term of the agreement to February 15, 2020 with no other changes in terms.

Mr. McMullen’s Employment Agreement was amended and restated effective February 15, 2020. As amended, Mr. McMullen’s employment agreement was extended on a month-to-month basis with no other terms modified. Mr. McMullen resigned as CFO, effective April 15, 2021.

OPTION GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 2023, the Company granted no options to Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

No options were exercised by any of the Named Executive Officers during the 2023 fiscal year. The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2023 fiscal year.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options ($)(1)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Don Dickson	–	–	3,877,694	–	–	–
Michael McMullen	–	–	800,000	–	–	–

_________________

(1)	Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 29, 2023 the last trading day of the year was $0.06 per share.

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

DIRECTORS COMPENSATION

Board compensation for calendar year 2023, payable to members of the Board under the Company’s May 6, 2014, Board compensation policy, as amended January 1, 2015, was suspended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2023.

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each of our directors;
•	the Company’s Chief Executive Officer and President, and Chief Financial Officer, are the only persons serving as a Named Executive as of December 31, 2023 for services rendered in all capacities to the Company (such individuals are hereafter referred to as the “Named Executive Officers”); and all of our directors and executive officers serving as a group.

Named Executive Officers and Director	Number of Shares of Common Stock Beneficially	Percentage of Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)	Owned (2)
Kyte, Cecil Bond, Chief Executive Officer, Chief Financial Officer	20,185,833	4.89%
Dickson, Donald, Director	6,714,453	1.70%
Bunting, Eric – Director	14,432,621	3.55%
All directors and executive officers as a group	38,115,407	8.85%

_________________

(1)	Unless otherwise indicated, the address of each listed person is c/o QS Energy, Inc., 23902 FM 2978, Tomball, Texas 77375.

(2)

Percentage of beneficial ownership is based upon 392,586,471 shares of the Company’s common stock outstanding as of December 31, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

As of the date of this report Mr. Kyte beneficially owns 16,968,333 shares of common stock of the Company, and a Warrant to purchase 3,217,500 shares of common stock of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Accrued Expenses - Related Parties

As of December 31, 2023 and 2022, total accrued expenses – related parties amounted to $6,000 and $6,000, respectively. Included in the December 31, 2023 accrued amount are $6,000 in unpaid directors fees owed to members of the Board of Directors.

Director Independence

The Company believes Mr. Dickson and Dr. Bunting are independent, and Mr. Kyte is not independent.

Item 14. Principal Accounting Fees and Services

The Board has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2023.

Weinberg & Company, P.A. was first appointed in fiscal year 2002, and has audited our financial statements for fiscal years 2002 through 2023.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2023 and 2022.

	Amount
	Fiscal	Fiscal
Type of Fee	Year 2023	Year 2022
Audit (1)	$81,000	$66,000
Audit Related (2)	–	–
Taxes (3)	13,000	19,000
All Other (4)	–	–
Total	$94,000	$85,000

_________________

(1)	This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.
(2)	Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.
(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)     The following documents are filed as part of this Form 10-K.

Financial Statements:

Reference is made to the contents to the consolidated financial statements of QS Energy, Inc. under Item 7 of this Form 10-K.

(b)     Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant
3.1(6)	Articles of Merger
3.1(5)	Amendment to Articles of Incorporation (12/20/13)
3.1(15)	Second amendment to Articles of Incorporation (10/12/17)
3.2(4)	Amended and Restated Bylaws of the Registrant
3.2(8)	Amendment to the Amended and Restated Bylaws
10.1(2)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.2(3)	License Agreement between the Registrant and Temple University dated August 9, 2011
10.4(7)	Registrant’s Business Plan
10.8(9)	Jason Lane Employment Agreement effective April 1, 2017
10.9(10)	Michael McMullen Employment Agreement effective April 1, 2017
10.10(11)	Bigger Separation Agreement effective April 1, 2017
10.13(12)	Forms of Convertible Note, Warrant, and Securities Purchase Agreement in 2017 Spring Offering
10.11(13)	Amendment to the License Agreement between the Registrant and Temple University
10.12(14)	Submission of Matters to a Vote of Security Holders
10.13(16)	Amendment to Jason Lane employment agreement
10.14(17)	Form of Spring 2018 Securities Purchase Agreement
10.15(18)	Form of Winter 2018-2019 Offering Securities Purchase Agreement
10.16(18)	Amendment to Jason Lane employment agreement effective April 1, 2019
10.17(18)	Amendment to Michael McMullen employment agreement effective April 1, 2019
10.18(19)	Fourth Amendment to Jason Lane employment agreement effective February 15, 2020
10.19(19)	Third Amendment to Michael McMullen employment agreement effective February 15, 2020
21(17)	List of Subsidiaries
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e)
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e)

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000
(2)	Incorporated by reference from Registrant’s Form 8-K filed on February 8, 2007
(3)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2011
(4)	Incorporated by reference from Registrant’s Form 8-K filed on July 8, 2013
(5)	Incorporated by reference from Registrant’s Form 8-K filed on December 20, 2013
(6)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2015
(7)	Incorporated by reference from Registrant’s Form 8-K filed on December 1, 2015
(8)	Incorporated by reference from Registrant’s Form 8-K filed on November 14, 2016
(9)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(10)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(11)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(12)	Incorporated by reference from Registrant’s Form 8-K filed June 6, 2017
(13)	Incorporated by reference from Registrant’s Form 8-K filed July 14, 2017
(14)	Incorporated by reference from Registrant’s Form 8-K filed July 19, 2017
(15)	Incorporated by reference from Registrant’s Form 8-K filed October 12, 2017
(16)	Incorporated by reference from Registrant’s Form 10-Q filed November 14, 2017
(17)	Incorporated by reference from Registrant’s Form 10-K filed April 2, 2018
(18)	Incorporated by reference from Registrant’s Form 10-K filed April 1, 2019
(19)	Incorporated by reference from Registrant’s Form 10-K filed March 30, 2020

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorize.

QS Energy, Inc.

Date: April 9, 2024	By:	/s/ Cecil Bond Kyte
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

NAME	TITLE	DATE

/s/ Cecil Bond Kyte	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors	April 9, 2024
Cecil Bond Kyte

/s/ Donald Dickson	Director	April 9, 2024
Donald Dickson

/s/ Eric Bunting, M.D.	Director	April 9, 2024
Eric Bunting, M.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

QS ENERGY, INC. AND SUBSIDIARIES

DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of QS Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QS Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative operating cash flows since inception, has a stockholders’ deficit, and has financed its working capital requirements through the recurring sale of its debt and equity securities. In addition, as of December 31, 2023, notes payable with an aggregate balance of $2,022,000 and certain obligations to a former officer are past due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Convertible note transactions

As described in Note 4 to the financial statements, during 2023 the Company issued convertible notes in the aggregate of $585,000, and warrants to acquire shares of the Company’s common stock. The Company allocated the proceeds received from the issuance of the convertible notes and warrants based upon their relative fair values.

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

/s/Weinberg & Company, P.A.

Los Angeles, California

April 9, 2024

QS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2023	2022
ASSETS
Current assets:
Cash	$70,000	$133,000
Prepaid expenses and other current assets	12,000	19,000
Total current assets	82,000	152,000
Property and equipment, net	2,000	6,000
Total assets	$84,000	$158,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements-past due	$2,198,000	$1,962,000
Accounts payable and accrued expenses	972,000	946,000
Convertible notes payable, net of discounts of $25,000 and $140,000, respectively: including $2,022,000 and $1,730,000, respectively, in default	2,101,000	1,865,000
PPP Loan payable	57,000	75,000
Total current liabilities	5,328,000	4,848,000
Total liabilities	5,328,000	4,848,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value: 500,000,000 shares authorized, 392,586,471 and 376,074,096 shares issued and outstanding at December 31, 2023 and 2022, respectively	392,587	376,075
Additional paid-in capital	119,729,413	119,075,925
Accumulated deficit	(125,366,000)	(124,142,000)
Total stockholders’ deficit	(5,244,000)	(4,690,000)
Total liabilities and stockholders’ deficit	$84,000	$158,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31
	2023	2022
Revenues	$–	$–

Operating expenses	688,000	765,000
Research and development expenses	203,000	486,000
Loss from operations	(891,000)	(1,251,000)

PPP loan debt forgiveness	–	63,000
Interest and financing expense	(333,000)	(360,000)
Net Loss	$(1,224,000)	$(1,548,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	385,561,786	361,790,243

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	355,300,222	$355,301	$118,065,699	$(122,594,000)	$(4,173,000)

Common stock issued on conversion of notes payable	6,040,049	6,040	52,960	–	59,000
Warrants issued with convertible notes	–	–	283,000	–	283,000
Common stock issued on exercise of warrants	14,483,825	14,484	527,516	–	542,000
Fair value of options and warrants issued as compensation	–	–	127,000	–	127,000
Common stock issued on exercise of options	250,000	250	19,750	–	20,000
Net loss	–	–	–	(1,548,000)	(1,548,000)
Balance, December 31, 2022	376,074,096	$376,075	$119,075,925	$(124,142,000)	$(4,690,000)

Common stock issued on conversion of notes payable	15,129,048	15,129	334,871	–	350,000
Warrants issued with convertible notes	–	–	231,000	–	231,000
Common stock issued on exercise of warrants	1,383,327	1,383	50,617	–	52,000
Fair value of warrants issued as compensation	–	–	37,000	–	37,000
Net loss	–	–	–	(1,224,000)	(1,224,000)
Balance, December 31, 2023	392,586,471	$392,587	$119,729,413	$(125,366,000)	$(5,244,000)

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31
	2023	2022
Cash flows from Operating Activities
Net loss	$(1,224,000)	$(1,548,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of warrants issued as compensation	37,000	127,000
Amortization of debt discount	103,000	149,000
Accrued interest expense	182,000	162,000
Depreciation	4,000	4,000
Gain on partial forgiveness of PPP note payable	–	(63,000)
Changes in operating assets and liabilities:
Operating lease right of use asset	–	143,000
Prepaid expenses and other current assets	7,000	(5,000)
Accounts payable and accrued expenses	26,000	16,000
Accounts payable – license agreements	236,000	236,000
Operating lease liabilities	–	(144,000)
Net cash used in operating activities	(629,000)	(923,000)
Cash flows from investing activities
Purchase of property and equipment	–	(1,000)
Net cash used in investing activities	–	(1,000)
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	532,000	393,000
Net proceeds from exercise of warrants and options	52,000	562,000
Principal payment on PPP loan payable	(18,000)	(12,000)
Net cash provided by financing activities	566,000	943,000
Net increase (decrease) in cash	(63,000)	19,000
Cash, beginning of period	133,000	114,000
Cash, end of period	$70,000	$133,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$1,600
Non-cash investing and financing activities
Conversion of convertible notes to common stock, net	$350,000	$59,000
Relative fair value of warrants associated with issued convertible notes	$231,000	$283,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the twelve-months ended December 31, 2023, the Company incurred a net loss of $1,224,000, used cash in operations of $629,000 and had a stockholders’ deficit of $5,244,000 as of December 31, 2023. In addition, as of December 31, 2023, thirty-eight notes payable with an aggregate balance of $2,022,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2023, the Company had cash on hand in the amount of $70,000. Management estimates that the current cash on hand will be sufficient to continue operations through April 2024. The AOT product is still in development and testing and has transitioned from laboratory testing to initial demonstration and continued testing in advance of our goal of seeking commercial acceptance and adoption by the upstream and midstream pipeline marketplace. QS Energy’s efforts in the foregoing regard have been substantially hampered by a lack of capital. The Company should be able to continue its efforts to commercialize its AOT product during 2024 only if sufficient capital is raised to do so. The Company can provide no assurances in its ability to raise the capital needed to continue efforts in 2024, or that any such capital will be available to it on acceptable terms and conditions.

Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, and certain payments to a former officer and consulting fees, during the remainder of 2024 and beyond.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include those related to assumptions used in valuing the issuance of convertible notes and the corresponding debt discount, assumptions used in valuing equity instruments issued for services, the realizability of deferred tax assets and the related valuation allowance, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. Actual results could differ from these estimates.

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

Cash

Cash consists of demand deposits with banks. The Company holds no cash equivalents as of December 31, 2023 and 2022, respectively. The Company maintains its cash with domestic financial institutions. At times, cash balances may exceed federally insured limits of $250,000 per depositor at each financial institution. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institutions.

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results. Based upon management’s annual review, no impairments were recorded for the years ended December 31, 2023 and 2022.

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

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended December 31, 2023 and 2022, amounted to $203,000 and $486,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT product, all patent costs are expensed as incurred. During the years ended December 31, 2023 and 2022, patent costs were $30,000 and $13,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

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

Level 3—Unobservable inputs based on the Company’s assumptions.

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

For the years ended December 31, 2023 and 2022, the dilutive impact of outstanding stock options of 25,757,155 shares and 26,057,601 shares; outstanding warrants of 17,953,239 shares and 20,314,153 shares; and notes convertible into approximately 34,716,235 and 35,138,466 shares of our common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

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

2.	Property and Equipment

At December 31, 2023 and 2022, property and equipment consists of the following:

	December 31,
	2023	2022

Office equipment	$35,000	$35,000
Furniture and fixtures	5,000	5,000
Testing equipment	37,000	37,000
Leasehold Improvements	25,000	25,000
Subtotal	102,000	102,000
Less accumulated depreciation	(100,000)	(96,000)
Total	$2,000	$6,000

Depreciation expense for the years ended December 31, 2023 and 2022 was $4,000 and $4,000, respectively.

3.	Leases

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

Lease with former related party

The Company’s former executive offices were formally located in Tomball, Texas and was leased for $5,000 per month under a month-to-month lease from JBL Energy Partners (“JBL”). JBL was an entity owned by Jason Lane, former Director and Chairman of the Board of the Company who resigned in April 2021, and the lease was terminated in April 2021 in connection with the resignation of Mr. Lane. As of December 31, 2023, the balance payable to JBL Energy Partners was $19,000 and is included as part of accounts payable and accrued expenses in the accompanying consolidated balance sheets. Commencing May 1, 2021, the Company agreed to continue to lease a portion of the Tomball facility from the new landlord on a month-to-month basis at $1,000 per month. The Company also rents a storage facility on a month-to-month basis for $250 per month.

4.	Convertible Notes Payable

	December 31,
	2023	2022

Convertible notes	$1,332,000	$1,393,000
Accrued interest	794,000	612,000
Total outstanding debt, including $2,022,000 and $1,730,000 in default at December 31, 2023 and 2022, respectively	2,126,000	2,005,000
Less: Unamortized debt discount	(25,000)	(140,000)
Total outstanding debt, net of unamortized debt discount	$2,101,000	$1,865,000

Convertible notes

At December 31, 2021, convertible notes payable totaled $1,137,000. During the year ended December 31, 2022, the Company issued convertible promissory notes in the aggregate of $432,000 for cash proceeds of $393,000, net of OID of $39,000. The notes are unsecured, with a 10% original issue discount, mature in twelve months from issuance, and are convertible into 14,409,995 shares of the Company’s common stock at $0.03 per share. In addition, the Company granted the note holders warrants to purchase 14,409,995 shares of the Company’s common stock with a relative value of $283,000. The warrants are fully vested, and expire one year from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 1.0 year, stock price of $0.09, exercise price of $0.04, volatility of 212%, risk-free rate of 4.05%, and no forfeiture rate. Also during 2022, convertible notes of $176,000 and accrued interest of $2,000, net of unamortized discount of $119,000, were converted into 6,040,049 shares of common stock. At December 31, 2022, total outstanding convertible notes payable totaled $1,393,000.

During the year ended December 31, 2023, the Company issued convertible promissory notes in the aggregate of $585,000 for cash proceeds of $532,000, net of OID of $53,000. The notes are unsecured, with a 10% original issue discount, mature in twelve months from issuance, and are convertible into 11,715,748 shares of the Company’s common stock at $0.05 per share. In addition, the Company granted the note holders warrants to purchase 11,715,748 shares of the Company’s common stock with a relative fair value of $231,000. The warrants are fully vested and expire one year from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 1.0 year, stock price of $0.06 to $0.07, exercise price of $0.07, volatility of 169% to 206%, risk-free rate of 4.64% to 5.46%, and no forfeiture rate. Also during 2023, convertible notes of $646,000, net of unamortized discount of $296,000, were converted into 15,129,048 shares of common stock. At December 31, 2023, total outstanding convertible notes payable totaled $1,332,000. As of December 31, 2023, convertible notes payable and accrued interest are convertible into 34,716,235 shares of common stock at conversion rates ranging from $0.02 to $0.48 per share. As of December 31, 2023, a total of 38 convertible notes and accrued interest in the aggregate of $2,022,000 have reached maturity and are past due. The Company is currently in negotiations with these noteholders to settle these past due notes payable.

Accrued interest

At December 31, 2021, accrued interest on convertible notes payable totaled $435,000. During the year ended December 31, 2022, accrued interest of $162,000 was recorded, and accrued interest of $2,000 was converted into shares of common stock. At December 31, 2022, accrued interest on convertible notes payable totaled $612,000.

During the year ended December 31, 2023, accrued interest of $182,000 was recorded. At December 31, 2023, accrued interest on convertible notes payable totaled $794,000.

Debt discount

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

During the year ended December 31, 2023, debt discount of $284,000 was recorded for the relative fair value of warrants of $231,000 and OID of $53,000, debt discount amortization of $103,000 was recorded, and $296,000 of debt discount was removed and included in the carrying amount of related convertible notes payable that were converted into shares of common stock. At December 31, 2023, the unamortized debt discount was $25,000.

5.	PPP Loan Payable

In June 2020, the Company was granted a loan (the “PPP loan”) from Cadence Bank in the aggregate amount of $151,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan agreement matures on June 18, 2025, bears interest at a rate of 1% per annum, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The Company applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. Management believes the entire loan amount has been used for qualifying expenses and all of the conditions outlined in the PPP loan program were adhered to by the Company. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses.

At December 31, 2021, the balance of the PPP loan was $151,000. During the year ended December 31, 2022, the Company received notice that $63,000 of the loan was forgiven, and recognized a gain on forgiveness of PPP loan of $63,000. During 2022, the Company paid $12,000 of principal, and at December 31, 2022, the balance of the PPP loan was $75,000. During the year ended December 31, 2023, the Company paid $18,000 of principal on the PPP loan, and at December 31, 2023, the balance of the PPP loan was $57,000. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of December 31, 2023.

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

For the years ended December 31, 2023 and 2022, our research and development expenses were $203,000 and $486,000, respectively.

AOT Prototypes

During the years ended December 31, 2023 and 2022, the Company incurred total expenses of $14,000 and $298,000, respectively, in the manufacture and testing of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

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

Total expenses recognized during each twelve-month period ended December 31, 2023 and 2022 pursuant to these two License Agreements amounted to $188,000 and has been reflected in Research and Development expenses on the accompanying consolidated statements of operations. In the twelve-month periods ended December 31, 2023 and 2022, the Company also recognized penalty interest on past-due balances of $48,000 and $48,000, respectively, which is included as part of interest and financing expense in the accompanying consolidated statements of operations.

As of December 31, 2023 and 2022, total unpaid fees due to Temple pursuant to these agreements are $2,198,000 and $1,962,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $2,063,000 are deemed past due. The Company is currently in discussions with Temple to settle or cure the past due balance.

No revenues were earned from the two License Agreements during the year ended December 31, 2023 and 2022.

7.	Income Taxes

The Company did not provide for any Federal and State income tax for the years ended December 31, 2023 and 2022 due to the Company’s net losses. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2023	2022
Computed tax provision (benefit) at federal statutory rate (21%)	$(70,000)	$(167,000)
Valuation allowance	70,000	167,000
Income tax provision	$–	$–

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31,
	2023	2022
Net operating loss carry forwards	$12,698,000	$13,124,000
Stock based compensation	(8,000)	(27,000)
Other temporary differences	(57,000)	35,000
Valuation allowance	(12,633,000)	(13,132,000)
Total deferred taxes net of valuation allowance	$–	$–

As of December 31, 2023, the Company had net operating losses available for carry forward for state and federal tax purposes of approximately $60 million expiring through 2044. These carry forward benefits will be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

As of December 31, 2023, the Company recorded a valuation allowance of $12,633,000 for its deferred tax assets since the Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. This valuation is based on the federal corporate tax rate of 21%.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2023 and 2022, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Texas. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2023, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2023 and 2022.

8.	Common Stock

Year Ending December 31, 2023

During the year ended December 31, 2023, the Company issued an aggregate of 16,512,375 shares of its common stock as follows:

•	The Company issued 15,129,048 shares of its common stock upon the conversion of $646,000 in convertible notes at $0.03 to $0.05 per share, net of unamortized discount of $296,000.

•	The Company issued 1,383,327 shares of its common stock upon the exercise of warrants of $52,000, at $0.02 to $0.04 per share.

Year Ending December 31, 2022

During the year ended December 31, 2022, the Company issued an aggregate of 20,773,874 shares of its common stock as follows:

•	The Company issued 6,040,049 shares of its common stock upon the conversion of $178,000 in convertible notes at $0.02 to $0.03 per share, net of unamortized discount of $119,000.

•	The Company issued 14,483,825 shares of its common stock upon the exercise of warrants of $542,000, at $$0.03 to $0.04 per share.

•	The Company issued 250,000 shares of its common stock upon the exercise of options of $20,000, at $0.08 per share.

9.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options and warrants vest and expire according to terms established at the grant date.

Options

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. The weighted average, remaining contractual life of employee and non-employee options outstanding at December 31, 2023 was 3.9 years. Stock option activity for the period January 1, 2022 to December 31, 2023, was as follows:

	Options	Weighted Avg. Exercise Price
Options outstanding, December 31, 2021	31,080,601	$0.17
Options granted	–	–
Options exercised	(250,000)	0.08
Options cancelled	(4,773,000)	0.26
Options outstanding, December 31, 2022	26,057,601	$0.15
Options granted	–	–
Options exercised	–	–
Options cancelled	(300,446)	0.72
Options outstanding, December 31, 2023	25,757,155	$0.14

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of December 31, 2023, were as follows:

As of December 31, 2023, the market price of the Company’s stock was $0.06 per share. At December 31, 2023 the aggregate intrinsic value of the options outstanding was $115,000. Future unamortized compensation expense on the unvested outstanding options at December 31, 2023 is $0.

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	22,055,551	4.1	$0.10	22,055,551	$0.10
$0.25 - $0.49	3,238,552	2.7	0.36	3,238,552	0.36
$0.50 - $0.99	463,052	0.4	0.85	463,052	0.85
	25,757,155	3.9	$0.14	25,757,155	$0.14

Year Ending December 31, 2023

During the year ended December 31, 2023 did not issue options to employees, officers or members of the Board of Directors.

Year Ending December 31, 2022

During the year ended December 31, 2022, the Company did not issue options to employees, officers or members of the Board of Directors.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants.

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, December 31, 2021	19,977,149	$0.04
Warrants granted	16,426,657	0.04
Warrants exercised	(14,483,825)	0.04
Warrants expired	(1,605,828)	0.04
Warrants outstanding, December 31, 2022	20,314,153	$0.04
Warrants granted	12,482,410	0.07
Warrants exercised	(1,383,327)	0.04
Warrants expired	(13,459,997)	0.04
Warrants outstanding, December 31, 2023	17,953,239	$0.06

 At December 31, 2023 the price of the Company’s common stock was $0.06 per share and the aggregate intrinsic value of the warrants outstanding was $145,000. As of December 31, 2023, 17,919,906 warrants were fully vested and 33,333 warrants vest in January 2024.

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	17,883,239	0.6	$0.06	17,849,906	$0.06
$0.25 - $0.49	–	–	–	–	–
$0.50 - $1.00	70,000	0.3	0.80	70,000	0.80
	17,953,239	0.6	$0.06	17,919,906	$0.06

Year Ending December 31, 2023

•	In March through September 2023, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 11,715,748 shares of common stock with an exercise price of $0.07 per share, vesting immediately upon grant and expiring one year from the date of grant.

•	In January through December 2023, pursuant to terms of consulting agreements, the Company granted warrants to purchase 766,662 shares of common stock with an exercise price of $0.03 to $0.13 per share, vesting up to one month from the date of grant and expiring one to two years from the date of grant. Total fair value of these options at grant date was approximately $35,000 determined using the Black-Scholes Option Pricing model with the following assumptions: life of 1 to 2 years; risk free interest rate of 0.73% to 5.07%; volatility of 182% to 245%; and dividend yield of 0%. During the year ended December 31, 2023, the Company recognized compensation expense of $37,000 based on the fair value of the warrants that vested.

Year Ending December 31, 2022

•	In September 2022, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 14,409,995 shares of common stock with an exercise price of $0.04 per share, vesting immediately upon grant and expiring one year from the date of grant.

•	In January through December 2022, pursuant to terms of consulting agreements, the Company granted warrants to purchase 2,016,662 shares of common stock with an exercise price of $0.02 to $0.09 per share, vesting up to one month from the date of grant and expiring two to five years from the date of grant. Total fair value of these options at grant date was approximately $127,000 determined using the Black-Scholes Option Pricing model with the following assumptions: life of 2 to 5 years; risk free interest rate of 0.13% to 4.49%; volatility of 193% to 245%; and dividend yield of 0%. During the year ended December 31, 2022, the Company recognized compensation expense of $127,000 based on the fair value of the warrants that vested.

10.	Related Party Transactions

Accrued Expenses – Related Party

As of December 31, 2023 and 2022, total accrued expenses – related parties amounted to $6,000 and $6,000 and are included in accrued expense on the accompany consolidated balance sheet. The accrued expenses – related parties consisted of unused vacation of officers, unreimbursed out-of-pocket expenses incurred by officers, and unpaid board and committee fees to members of the Company’s Board of Directors.

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

Contractual Commitments

The Company’s contractual commitments for future periods, licensing agreements and minimum guaranteed compensation payments as described in the following table and associated footnotes:

Year ending December 31,	License Agreements (1)	Compensation Agreements (2)	Total Obligations
2024	$187,500	$197,000	$384,500
2025	187,500	–	187,500
2026	187,500	–	187,500
2027	187,500	–	187,500
2028	187,500	–	187,500
Total	$937,500	$197,000	$1,134,500

(1)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party (see Note 6).

(2)	Consists of certain contractually provided benefits to a former executive officer pursuant to a severance agreement and amendments thereto. The balance due as of December 31, 2023, of $197,000 is included as part of Accounts payable and accrued expenses in the accompanying consolidated balance sheets, of which the total amount is in arrears. The former executive officer disputes the amount identified in the above table, claiming the above amount is less than the amount to which he believes he is owed. Absent an agreement to settle the dispute, and in the event the former executive officer elects to initiate litigation regarding the dispute, including claims for interest and penalties to which the former executive officer believes he is entitled, the Company has reserved, and if necessary and appropriate will assert, all factual and legal defenses, counter-claims, rights, and remedies it may have in any such suit.

12.	Subsequent Events

In January through March 2024, pursuant to terms of a consulting agreement, the Company granted warrants to purchase 99,999 shares of common stock with an exercise price of $0.05 to $0.07 per share, vesting one month from grant and expiring two years from the date of grant.

In January through March 2024, the Company issued convertible promissory notes in the aggregate of $199,000 for cash proceeds of $181,000, net of OID $18,000. The notes are unsecured, have an implied interest rate of 10%, mature in twelve months from issuance, and are convertible into 3,980,900 shares of the Company’s common stock at $0.05 per share. In addition, the Company granted the note holders warrants to purchase 3,980,900 shares of the Company’s common stock at $0.07 per share. The warrants are fully vested and expire one year from the date of issuance.

In February 2024, the Company issued 133,333 shares of its common stock upon the exercise of warrants for proceeds of $4,000 at an exercise price of $0.03 to $0.04 per share.

In February through March 2024, the Company issued 3,212,000 shares of its common stock upon the conversion of notes payable at a conversion price of $0.05 per share.

In March 2024, pursuant to terms of a consulting agreement, the Company issued 2,000,000 shares of its common stock.

