Form 10-Q
period 2024-06-30
QS Energy, Inc.
filed 2024-08-09
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 5, 2024 was 405,898,799.

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

2

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31,
	(unaudited)	2023
ASSETS
Current assets:
Cash	$132,000	$70,000
Prepaid expenses	12,000	12,000
Total current assets	144,000	82,000
Property and equipment, net of accumulated depreciation of $101,000 and $99,000 at June 30, 2024 and December 31, 2023, respectively	1,000	2,000
Total assets	$145,000	$84,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements - past due	$2,315,000	$2,198,000
Accounts payable and accrued expenses	1,032,000	972,000
Convertible notes payable, net of discounts of $74,000 and $25,000, respectively; includes $2,200,000 and $2,022,000, respectively, past due	2,302,000	2,101,000
PPP loan payable	38,000	57,000
Total current liabilities	5,687,000	5,328,000
Total liabilities	5,687,000	5,328,000

Commitments and contingencies	–	–

Stockholders’ deficit
Common stock, $0.001 par value: 500,000,000 shares authorized, 402,081,800 and 392,586,471 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	402,082	392,587
Additional paid-in capital	120,203,918	119,729,413
Accumulated deficit	(126,148,000)	(125,366,000)
Total stockholders’ deficit	(5,542,000)	(5,244,000)
Total liabilities and stockholders’ deficit	$145,000	$84,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$–	$–	$–	$–

Costs and Expenses
Operating expenses	201,000	158,000	527,000	344,000
Research and development expenses	48,000	47,000	95,000	101,000
Loss from operations	(249,000)	(205,000)	(622,000)	(445,000)

Other income (expense)
Gain on partial forgiveness of PPP note payable	–	–	–	–
Interest and financing expense	(84,000)	(79,000)	(160,000)	(173,000)

Net Loss	$(333,000)	$(284,000)	$(782,000)	$(618,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	398,506,532	385,223,010	395,939,821	381,838,227

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the three and SIX months Ended June 30, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2024	397,931,803	$397,932	$120,035,068	$(125,815,000)	$(5,382,000)
Common stock issued on conversion of notes payable	3,850,000	3,850	46,150	–	50,000
Warrants issued with convertible notes	–	–	105,000	–	105,000
Common stock issued upon exercise of warrants	299,997	300	13,700	–	14,000
Fair value of warrants issued as for services	–	–	4,000	–	4,000
Net loss	–	–	–	(333,000)	(333,000)
Balance, June 30, 2024	402,081,800	$402,082	$120,203,918	$(126,148,000)	$(5,542,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024	392,586,471	$392,587	$119,729,413	$(125,366,000)	$(5,244,000)
Common stock issued on conversion of notes payable	7,062,000	7,062	119,938	–	127,000
Warrants issued with convertible notes	–	–	190,000	–	190,000
Common stock issued upon exercise of warrants	433,329	433	17,567	–	18,000
Fair value of warrants issued as compensation	–	–	9,000	–	9,000
Common stock issued for services	2,000,000	2,000	138,000	–	140,000
Net loss	–	–	–	(782,000)	(782,000)
Balance, June 30, 2024	402,081,800	$402,082	$120,203,918	$(126,148,000)	$(5,542,000)

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

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Six months ended
	June 30,
	2024	2023
Cash flows from Operating Activities
Net loss	$(782,000)	$(618,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of warrants issued as compensation	9,000	14,000
Fair value of common stock issued for services	140,000	–
Amortization of debt discount	30,000	65,000
Accrued interest expense	106,000	84,000
Depreciation and amortization	1,000	2,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	–	16,000
Accounts payable and accrued expenses	60,000	15,000
Accounts payable – license agreements	117,000	118,000
Operating lease liabilities	–	–
Net cash used in operating activities	(319,000)	(304,000)

Cash flows from investing activities
Purchase of property and equipment	–	–
Net cash used in investing activities	–	–

Cash flows from financing activities
Net proceeds from exercise of warrants	18,000	42,000
Net proceeds from issuance of convertible notes and warrants	382,000	210,000
Principal payment on PPP loan payable	(19,000)	(9,000)
Net cash provided by financing activities	381,000	243,000

Net increase (decrease) in cash	62,000	(61,000)
Cash, beginning of period	70,000	133,000
Cash, end of period	$132,000	$72,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$–	$1,600
Non-cash investing and financing activities
Conversion of convertible debentures to common stock	$127,000	$170,000
Relative fair value of warrants issued with convertible notes	$190,000	$103,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

1.	Description of Business

QS Energy, Inc. (“QS Energy”, “Company”) was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999 and to QS Energy, Inc. on August 11, 2015. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter Bulletin Board (Pink Sheets). More information including the Company’s fact sheet, logos, media articles, and update information are available at our corporate website, www.qsenergy.com.

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

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2024, the Company incurred a net loss of $782,000, used cash in operations of $319,000 and had a stockholders’ deficit of $5,542,000 as of that date. In addition, as of June 30, 2024, 42 convertible notes payable with an aggregate principal balance and accrued interest of $2,200,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2023 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2024, the Company had cash on hand in the amount of $132,000. Management estimates that the current funds on hand will be sufficient to continue operations through September 2024. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company, including, without limitation, legal and accounting fees and costs associated therewith, by filing periodic reports with the SEC and fees and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2024 and beyond.

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

At June 30, 2024 and 2023, we excluded the following dilutive shares as their effect would have been anti-dilutive.

	June 30, 2024	June 30, 2023
Options	25,294,103	26,057,601
Warrants	21,015,411	23,985,520
Common stock issuable upon conversion of notes payable	40,727,124	32,379,667
Total	87,036,638	82,422,788

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

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the six-month periods ended June 30, 2024 and 2023, patent costs were $31,000 and $3,000, respectively, which is included as part of operating expenses in the accompanying consolidated statements of operations.

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

As of June 30, 2024 and December 31, 2023, the Company owed $197,000 and $197,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019, which have been included as part of accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet. The payments are to be made at $10,000 per month. During the six months ended June 30, 2024, the Company made no payments.

4.	Convertible Notes Payable

	June 30, 2024 (unaudited)	December 31, 2023
Convertible notes (includes $1,300,000 and $1,228,000 past due)	$1,476,000	$1,332,000
Accrued interest (includes $900,000 and $794,000 past due)	900,000	794,000
Subtotal, including $2,200,000 and $2,022,000 past due, respectively	2,376,000	2,265,000
Convertible note discount	(74,000)	(25,000)
Balance on convertible notes, net of note discounts	$2,302,000	$2,101,000

Convertible notes payable

As of December 31, 2023, total outstanding notes payable totaled $1,332,000. During the six-month period ended June 30, 2024, the Company issued convertible promissory notes in the aggregate of $420,000 for cash proceeds of $382,000, net of original issue discount (“OID”) of $38,000. The notes are unsecured, with an 10% OID, mature in twelve months from issuance, and are convertible into 11,337,700 shares of the Company’s common stock at $0.03 to $0.05 per share.

In addition, the Company granted the note holders warrants to purchase 11,337,700 shares of the Company’s common stock with a relative value of $190,000. The warrants are fully vested, and expire one year from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 1.0 year, stock price of $0.03 to $0.08, exercise price of $0.04 to $0.07, volatility of 156% to 174%, risk-free rate of 5.03% to 5.09%, and no forfeiture rate.

Also, during the period ended June 30, 2024, convertible notes of $276,000, net of unamortized discount of $149,000, were converted into 7,062,000 shares of common stock. At June 30, 2024, total outstanding convertible notes payable totaled $1,476,000. As of June 30, 2024, convertible notes payable and accrued interest are convertible into approximately 40,727,124 shares of common stock at conversion rates ranging from $0.02 to $0.48 per share. As of June 30, 2024, a total of 42 convertible notes and accrued interest in the aggregate of $2,200,000 have reached maturity and are past due.

Accrued interest

At December 31, 2023, accrued interest on convertible notes payable totaled $794,000. During the six-month period ended June 30, 2024, accrued interest of $106,000 was recorded. At June 30, 2024, accrued interest on convertible notes payable totaled $900,000.

Debt discount

At December 31, 2023, the unamortized debt discount was $25,000. During the six-month period ended June 30, 2024, debt discount of $228,000 was recorded for the relative fair value of warrants of $190,000 and OID of $38,000, debt discount amortization of $30,000 was recorded, and $148,000 of debt discount was removed and included in the carrying amount of related convertible notes payable that were converted into shares of common stock. At June 30, 2024, the unamortized debt discount was $74,000.

5.	PPP loan payable

In June 2020, the Company was granted a loan (the “PPP loan”) for $151,000 from Cadence Bank, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan is dated June 18, 2020, matures on June 18, 2025, bears interest at a rate of 1% per annum, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). Funds from the PPP loan may only be used for qualifying expenses, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. Management believes the entire loan amount has been used for qualifying expenses and all of the conditions outlined in the PPP loan program were adhered to by the Company. The PPP loan provides for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of June 30, 2024. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. During 2022, the Company received notice that a total of $63,000 of the PPP loan was forgiven. In addition during 2022, the Company made principal payments on the PPP loan of $12,000, and at December 31, 2023, the balance of the PPP loan was $57,000. During the six-month period ended June 30, 2024, the Company made principal payments on the PPP loan of $19,000, and at June 30, 2024, the balance of the PPP loan was $38,000.

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

For the six-month periods ended June 30, 2024 and 2023 research and development costs were $95,000 and $101,000, respectively. For the three-month periods ended June 30, 2024 and 2023 research and development costs were $48,000 and $47,000, respectively.

AOT Prototypes

During the periods ended June 30, 2024 and 2023, the Company incurred total expenses of $1,000 and $6,000, respectively, in the manufacture and testing of the AOT prototype equipment. These expenses are included in Research and Development expenses on the accompanying condensed consolidated statements of operations.

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

Total expenses recognized during each six-month period ended June 30, 2024 and 2023 pursuant to these two License Agreements amounted to $94,000 and has been reflected in Research and Development expenses on the accompanying condensed consolidated statements of operations. In the six-month periods ended June 30, 2024 and 2023, the Company also recognized penalty interest on past-due balances of $24,000 and $24,000, respectively, which is included as part of interest and financing expense in the accompanying condensed consolidated statements of operations.

As of June 30, 2024 and December 31, 2023, total unpaid fees due to Temple pursuant to these agreements are $2,315,000 and $2,198,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying condensed consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $2,180,000 are deemed past due. The Company is in ongoing discussions with Temple to settle or cure the past due balance.

No revenues were earned from the two License Agreements during the six-month periods ended June 30, 2024 and 2023.

7.	Common Stock

During the six months ended June 30, 2024, the Company issued 9,495,329 shares of its common stock as follows:

•	The Company issued 7,062,000 shares of its common stock upon the conversion of $276,000 in convertible notes at $0.03 to $0.05 per share, net of unamortized discount of $149,000.

•	The Company issued 433,329 shares of its common stock upon the exercise of warrants at exercise prices ranging from $0.02 to $0.06 per share for total proceeds of $13,000.

•	The Company issued 2,000,000 shares of its common stock for services with a fair value of $140,000 valued at $0.07 per share.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services, and for financing costs.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at June 30, 2024 was 3.4 years. Stock option activity for the period January 1, 2024 up to June 30, 2024, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2024	25,757,155	$0.14
Granted	–	–
Exercised	–	–
Expired	(463,052)	0.85
June 30, 2024	25,294,103	$0.13

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of June 30, 2024 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	22,055,551	3.6	$0.10	22,055,551	$0.10
$0.25 - $0.49	3,238,552	2.2	$0.36	3,238,552	$0.36
	25,294,103	3.4	$0.13	25,294,103	$0.13

During the six-month periods ended June 30, 2024 and 2023, the Company recognized compensation costs based on the fair value of options that vested of $0 and $0 respectively.

As of June 30, 2024, the market price of the Company’s stock was $0.06 per share. At June 30, 2024, the aggregate intrinsic value of the options outstanding at June 30, 2024 was $115,400.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2024 up to June 30, 2024.

	Warrants	Weighted Avg. Exercise Price
January 1, 2024	17,953,239	$0.06
Granted	11,537,698	0.04
Exercised	(433,329)	0.06
Expired	(8,042,197)	0.06
June 30, 2024	21,015,411	$0.06

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of June 30, 2024 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	21,015,411	0.6	$0.06	20,982,078	$0.06
$0.50 - $1.00	–	–	$–	–	$–
	21,015,411	0.6	$0.06	20,982,078	$0.06

In the six-month period ending June 30, 2024, the Company issued warrants to purchase 199,998 shares of common stock in exchange for services. The warrants are exercisable at a price range of $0.03 to $0.07, vesting one month from the date of grant, and expiring two years from the date of grant. Total fair value of these warrants at grant date was $9,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 4.39% to 4.97%; volatility of 181% to 188% and dividend yield of 0%. During the six-month period ended June 30, 2024, the Company recognized compensation costs based on the fair value of warrants that vested of $9,000.

At June 30, 2024, the Company’s common stock was $0.06 per share. At June 30, 2024, the aggregate intrinsic value of warrants outstanding was $188,000.

In the six-month period ending June 30, 2023, the Company issued warrants to purchase 699,998 shares of common stock in exchange for services. The warrants are exercisable at a price range of $0.03 to $0.05, vesting up to one month from the date of grant, and expiring two to five years from the date of grant. Total fair value of these warrants at grant date was $27,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 to 5 years; risk free interest rate of 0.73% to 3.21%; volatility of 193% to 245% and dividend yield of 0%. During the six-month period ended June 30, 2023, the Company recognized compensation costs based on the fair value of warrants that vested of $27,000.

At June 30, 2023, the aggregate intrinsic value of the warrants outstanding was $221,000.

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

In July and August 2024, the Company issued convertible promissory notes in the aggregate of $164,000 for cash proceeds of $149,000, net of OID $15,000. The notes are unsecured, with an 10% OID, mature in twelve months from issuance, and are convertible into 5,464,642 sh ares of the Company’s common stock at $0.03 per share. In addition, the Company granted the note holders warrants to purchase 5,464,642 shares of the Company’s common stock at $0.04 per share. The warrants are fully vested and expire one year from the date of issuance.

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

Once all the parts were delivered for a full AOT, we assembled the stack and installed the stack into the vessel. The vessel was filled with oil and tested. We were able to apply full voltage of 40.1kV to the AOT. We believe the AOT is now ready to test with customer oil and be deployed back into the field. Having achieved a positive hydrostatic test, we were able to have our final engineering call with a potential development partner. We are currently in pursuit of a letter of intent and agreement to include financial metrics for a commercially viable contract (see paragraph below).

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

A noteworthy milestone has been achieved, demonstrating significant viscosity reduction for the specified oil target. Our collaboration with Temple University continues as we define the operational parameters of the AOT system, essential for effective field deployment. Concurrently, we are actively exploring commercial opportunities for our AOT product.

In our ongoing effort to commercialize our AOT technology, as announced in our press release of June 12, 2024, we entered into a letter of intent on June 11, 2024, with VIP Petroleum, LLC (“VIP”) to collaborate on and outline preliminary terms of a memorandum of understanding (“MOU”) regarding the commercial deployment of our AOT technology on one or more pipeline networks owned and operated by VIP’s customer/clients. The MOU is still in process, and we hope to have it completed and signed as soon as possible. Following the completion and execution of the MOU, we hope to finalize a definitive agreement with VIP, and thereafter we hope to engage with a customer(s) of VIP to demonstrate the efficacy of our AOT product within the operating goals and requirements of the customer. If those customers’ goals and requirements are satisfied, we hope next to deploy our AOT product on the customer’s pipeline networks. While we believe the MOU and definitive agreement with VIP will be completed, and while we believe we will have an opportunity thereafter to seek deployment of our AOT product on a VIP customer’s pipeline network, we can offer no assurances that agreements will be signed with VIP or that VIP’s customers will approve or seek installation of our AOT product.

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

Three months ended June 30, 2024 and 2023

Results of Operations for three months ended June 30, 2024 and 2023

	Three months ended
	June 30,
	2024	2023	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	201,000	158,000	43,000
Research and development expenses	48,000	47,000	1,000
Loss from operations	(249,000)	(205,000)	(44,000)
Other income (expense)
Interest and financing expense	(84,000)	(79,000)	(5,000)
Net Loss	$(333,000)	$(284,000)	$(49,000)

The Company had no revenues in the three month-periods ended June 30, 2024 and 2023.

Operating expenses were $201,000 for the three-month period ended June 30, 2024, compared to $158,000 for the three-month period ended June 30, 2023, an increase of $43,000. This is due to a decrease in non-cash expenses of $2,000 offset by an increase in cash expenses of $45,000. Specifically, the decrease in non-cash expenses is attributable to a decrease in stock compensation expense attributable to warrants issued as compensation for services of $2,000. The increase in cash expense is attributable to legal and accounting of $22,000, consulting fees of $17,000, rent and utilities of $3,000, patent expenses of $3,000, public and investor relations of $2,000, corporate expenses of $2,000, insurance of $1,000, and travel expenses of $1,000, offset by a decrease in worker’s comp of $3,000, office expenses of $2,000, and depreciation expense of $1,000.

Research and development expenses were $48,000 for the three-month period ended June 30, 2024, compared to $47,000 for the three-month period ended June 30, 2023, an increase of $1,000. This increase is attributable to increases in prototype product development costs of $1,000.

Other expense were $84,000 expense for the three-month period ended June 30, 2024, compared to $79,000 expense for the three-month period ended June 30, 2023, a net increase in other expenses of $5,000. This increase is attributable to an increase in non-cash other expenses of $5,000. The increase in non-cash other expense is due to an increase in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $5,000.

The Company had a net loss of $333,000, or $0.00 per share, for the three-month period ended June 30, 2024, compared to a net loss of $284,000, or $0.00 per share, for the three-month period ended June 30, 2023.

Six months ended June 30, 2024 and 2023

Results of Operations for six months ended June 30, 2024 and 2023

	Six months ended
	June 30,
	2024	2023	Change
Revenues	$–	$–	$–
Costs and Expenses
Operating expenses	527,000	344,000	183,000
Research and development expenses	95,000	101,000	(6,000)
Loss from operations	(622,000)	(445,000)	(177,000)
Other income (expense)
Interest and financing expense	(160,000)	(173,000)	13,000
Net Loss	$(782,000)	$(618,000)	$(164,000)

Operating expenses were $527,000 for the six-month period ended June 30, 2024, compared to $344,000 for the six-month period ended June 30, 2023, an increase of $183,000. This is due to an increase in non-cash expenses of $134,000 and an increase in cash expenses of $49,000. Specifically, the increase in non-cash expenses is attributable to an increase in stock compensation expense attributable to common stock and warrants issued as compensation for services of $134,000. The increase in cash expense is attributable increases in patent expenses of $28,000, consulting fees of $22,000, rent and utilities of $5,000, legal and accounting of $3,000, public and investor relations of $2,000, insurance of $1,000, and corporate expenses of $1,000, offset by a decrease in office expenses of $6,000, travel expenses of $3,000, business meals of $2,000, bank fees of $2,000.

Research and development expenses were $95,000 for the six-month period ended June 30, 2024, compared to $101,000 for the six-month period ended June 30, 2023, a decrease of $6,000. This decrease is attributable to decreases in prototype product development costs of $5,000 and tools of $1,000.

Other expense were $160,000 for the six-month period ended June 30, 2024, compared to $173,000 expense for the six-month period ended June 30, 2023, a net decrease in other expenses of $13,000. This decrease is attributable to a decrease in non-cash other expenses of $13,000. The decrease in non-cash other expense is due to decreases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $13,000.

The Company had a net loss of $782,000 or $0.00 per share, for the six-month period ended June 30, 2024, compared to a net loss of $618,000, or $0.00 per share, for the six-month period ended June 30, 2023.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $5,542,000 as of June 30, 2024. Our negative operating cash flow for the periods ended June 30, 2024 was funded primarily through issuance of convertible notes and execution of options and warrants to purchase common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $782,000 and a negative cash flow from operations of $319,000 for the six-month period ended June 30, 2024. In addition, as of June 30, 2024, 42 notes payable with an aggregate balance of $2,200,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2023 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At June 30, 2024, we had cash on hand in the amount of $132,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2024 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2024, the Company incurred a net loss of $782,000, used cash in operations of $319,000 and had a stockholders’ deficit of $5,542,000 as of that date. In addition, as of June 30, 2024, 42 notes payable with an aggregate balance of $2,200,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2024, the Company had cash on hand in the amount of $132,000. Management estimates that the current funds on hand will be sufficient to continue operations through August 2024. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2024 and beyond.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive and Financial Officer, evaluated, as of March 31, 2024, the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f), which were designed to be effective at the reasonable assurance level. Based on this evaluation, the Company’s Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024. As of June 30, 2024, management’s assessment identified the material weaknesses in the Company’s internal control over financial reporting:

We continue to have a material weakness in our internal control over financial reporting as disclosed in our 2023 Form 10-K, in that the Company has (i) inadequate segregation of duties consistent with control objectives; and (ii) the Company has an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six-month period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the six months ended June 30, 2024, the Company issued 7,062,000 shares of its common stock upon the conversion of $276,000 in convertible notes at $0.03 to $0.05 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption, among other exemptions, from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

QS ENERGY, INC.

Date: August 9, 2024	By:	/s/ Cecil Bond Kyte
Cecil Bond Kyte
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

