Form 10-Q
period 2024-09-30
QS Energy, Inc.
filed 2024-11-14
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of the Registrant’s Common Stock outstanding as of November 8, 2024 was 420,902,275.

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

2

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash	$237,000	$70,000
Prepaid expenses	12,000	12,000
Total current assets	249,000	82,000
Property and equipment, net of accumulated depreciation of $101,000 and $99,000 at September 30, 2024 and December 31, 2023, respectively	1,000	2,000
Total assets	$250,000	$84,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements - past due	$2,374,000	$2,198,000
Accounts payable and accrued expenses	952,000	972,000
Convertible notes payable, net of discounts of $170,000 and $25,000, respectively; includes $2,287,000 and $2,022,000, respectively, in default	2,438,000	2,101,000
PPP loan payable	38,000	57,000
Total current liabilities	5,802,000	5,328,000
Total liabilities	5,802,000	5,328,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value: 500,000,000 shares authorized, 410,598,209 and 392,586,471 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	410,598	392,587
Additional paid-in capital	120,550,402	119,729,413
Accumulated deficit	(126,513,000)	(125,366,000)
Total stockholders’ deficit	(5,552,000)	(5,244,000)
Total liabilities and stockholders’ deficit	$250,000	$84,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$–	$–	$–	$–

Costs and Expenses
Operating expenses (including $45,000 in compensation to related party in the three and nine months ended September 30, 2024)	231,000	164,000	758,000	508,000
Research and development expenses	48,000	47,000	143,000	148,000
Loss from operations	(279,000)	(211,000)	(901,000)	(656,000)

Other income (expense)
Interest expense	(86,000)	(90,000)	(246,000)	(263,000)

Net Loss	(365,000)	$(301,000)	$(1,147,000)	$(919,000)

Net loss per common share, basic and diluted	(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	406,763,985	386,625,687	399,574,212	383,451,584

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the three and NINE months Ended September 30, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, July 1, 2024	402,081,800	$402,082	$120,203,918	$(126,148,000)	$(5,542,000)
Common stock issued upon conversion of convertible notes	8,516,409	8,516	89,484	–	98,000
Warrants issued with convertible notes	–	–	234,000	–	234,000
Common stock issued for settlement of accounts payable	–	–	–	–	–
Fair value of warrants issued as compensation	–	–	23,000	–	23,000
Net loss	–	–	–	(365,000)	(365,000)
Balance, September 30, 2024	410,598,209	$410,598	$120,550,402	$(126,513,000)	$(5,552,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024	392,586,471	$392,587	$119,729,413	$(125,366,000)	$(5,244,000)
Common stock issued upon conversion of convertible notes	15,578,409	15,578	209,422	–	225,000
Warrants issued with convertible notes	–	–	424,000	–	424,000
Common stock issued for settlement of accounts payable	433,329	433	17,567	–	18,000
Fair value of warrants issued as compensation	–	–	32,000	–	32,000
Fair value of common stock issued for services	2,000,000	2,000	138,000	–	140,000
Net loss	–	–	–	(1,147,000)	(1,147,000)
Balance, September 30, 2024	410,598,209	$410,598	$120,550,402	$(126,513,000)	$(5,552,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the THREE and NINE months Ended September 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, July 1, 2023	385,819,422	$385,821	$119,395,179	$(124,760,000)	$(4,979,000)
Common stock issued on conversion of convertible notes	2,956,184	2,956	80,044	–	83,000
Warrants issued with convertible notes	–	–	128,000	–	128,000
Common stock issued upon exercise of warrants	199,999	200	7,800	–	8,000
Fair value of options and warrants issued as compensation	–	–	20,000	–	20,000
Net loss	–	–	–	(301,000)	(301,000)
Balance, September 30, 2023	388,975,605	$388,977	$119,631,023	$(125,061,000)	$(5,041,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	376,074,096	$376,075	$119,075,925	$(124,142,000)	$(4,690,000)
Common stock issued on conversion of convertible notes	11,584,848	11,585	241,415	–	253,000
Warrants issued with convertible notes	–	–	231,000	–	231,000
Common stock issued upon exercise of warrants	1,316,661	1,317	48,683	–	50,000
Fair value of options and warrants issued as compensation	–	–	34,000	–	34,000
Net loss	–	–	–	(919,000)	(919,000)
Balance, September 30, 2023	388,975,605	$388,977	$119,631,023	$(125,061,000)	$(5,041,000)

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Nine months ended
	September 30,
	2024	2023
Cash flows from Operating Activities
Net loss	$(1,147,000)	$(919,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options and warrants issued as compensation	32,000	34,000
Fair value of common stock issued as compensation	18,000	–
Fair value of common stock for services	140,000	–
Amortization of debt discount	50,000	90,000
Accrued interest expense	160,000	137,000
Depreciation	1,000	3,000
Gain on partial forgiveness of PPP note payable	–	–
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,000	(6,000)
Lease right of use asset		–
Accounts payable – license agreements	176,000	177,000
Accounts payable and accrued expenses	(20,000)	(7,000)
Lease liabilities	–	–
Net cash used in operating activities	(589,000)	(491,000)

Cash flows from investing activities
Purchase of property and equipment	–	–
Net cash used in investing activities	–	–

Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	775,000	533,000
Net proceeds from issuance of warrants and options	–	50,000
Principal payment on PPP loan payable	(19,000)	(11,000)
Net cash provided by financing activities	756,000	572,000

Net increase in cash	167,000	81,000
Cash, beginning of period	70,000	133,000
Cash, end of period	$237,000	$214,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$1,600
Non-cash investing and financing activities
Conversion of convertible notes and accrued interest to common stock	$255,000	$253,000
Value of warrants issued with convertible notes	$424,000	$231,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine-months ended September 30, 2024, the Company incurred a net loss of $1,147,000, used cash in operations of $589,000 and had a stockholders’ deficit of $5,552,000 as of that date. In addition, as of September 30, 2024, 43 notes payable with an aggregate balance of $2,287,000 and certain obligations to a former officer are past due. Based on the foregoing, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are being issued. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2023 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2024, the Company had cash on hand in the amount of $237,000. Management estimates that the current funds on hand will be sufficient to continue operations through December 2024. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company, including, without limitation, legal and accounting fees and costs associated therewith, by filing periodic reports with the SEC and fees and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2024 and beyond.

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

Segment Information

The Company operates and reports in one segment, which consists of the development of energy efficiency technologies. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the Company’s Chief Operating Decision Maker, which is the Company’s Chief Executive Officer.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to accruals for potential liabilities, assumptions used in valuing equity instruments issued for financing and services and valuation allowance for deferred tax assets, among others. Actual results could differ from those estimates.

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

At September 30, 2024 and 2023, we excluded the following dilutive shares as their effect would have been anti-dilutive.

	September 30, 2024	September 30, 2023
Options	25,294,103	25,757,155
Warrants	25,446,878	17,919,906
Common stock issuable upon conversion of notes payable	21,920,856	37,535,351
Total	72,661,837	81,212,412

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

For the nine-month periods ended September 30, 2024 and 2023 research and development costs were $143,000 and $148,000, respectively. For the three-month periods ended September 30, 2024 and 2023 research and development costs were $48,000 and $47,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and other products, all patent costs are expensed as incurred. During the nine-month periods ended September 30, 2024 and 2023, patent costs were $31,000 and $3,000, respectively, which is included as part of operating expenses in the accompanying consolidated statements of operations.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. The Company has determined that the warrants issued in the 2024 convertible note financings (see Note 4) meet the requirements for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants that are liability classified are recognized as a non-cash gain or loss in the statement of operations.

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

Level 1. Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2. Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently traded non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

The carrying value of financial instruments, which consists of accounts payable and accrued expenses is considered to be representative of their respective fair values due to the short-term nature of those instruments.

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

As of September 30, 2024 and December 31, 2023, the Company owed $197,000 and $197,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019, (the “Letter Agreements”) which have been included as part of accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet. The payments are to be made at $10,000 per month. During the nine months ended September 30, 2024 the Company made no payments.

4.	Convertible Notes Payable

	September 30, 2024 (unaudited)	December 31, 2023
Convertible notes	$1,654,000	$1,332,000
Accrued interest	954,000	794,000
Subtotal, including $2,287,000 and $2,022,000 in default at September 30, 2024 and December 31, 2023, respectively	2,608,000	2,265,000
Convertible note discount	(170,000)	(25,000)
Balance on convertible notes, net of note discounts	$2,438,000	$2,101,000

Convertible notes

As of December 31, 2023, total outstanding notes payable totaled $1,332,000. During the nine-month period ended September 30, 2024, the Company issued convertible promissory notes in the aggregate of $853,000 for cash proceeds of $775,000, net of original issue discount (“OID”) of $78,000. The notes are unsecured, with an 10% OID, mature in twelve months from issuance, and are convertible into 25,763,218 shares of the Company’s common stock at $0.03 to $0.05 per share.

In addition, the Company granted the note holders warrants to purchase 25,763,218 shares of the Company’s common stock with a relative value of $424,000. The warrants are fully vested, and expire one year from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 1.0 year, stock price of $0.03 to $0.08, exercise price of $0.04 to $0.07, volatility of 156% to 174%, risk-free rate of 3.98% to 5.09%, and no forfeiture rate.

Also, during the period ended September 30, 2024, convertible notes of $532,000, net of unamortized discount of $307,000, were converted into 15,578,409 shares of common stock. At September 30, 2024, total outstanding convertible notes payable totaled $1,654,000. As of September 30, 2024, convertible notes payable and accrued interest are convertible into approximately 21,920,856 shares of common stock at conversion rates ranging from $0.02 to $0.48 per share. As of September 30, 2024, a total of 43 convertible notes and accrued interest in the aggregate of $2,287,000 have reached maturity and are past due.

Accrued interest

At December 31, 2023, accrued interest on convertible notes payable totaled $794,000. During the nine-month period ended September 30, 2024, accrued interest of $160,000 was recorded. At September 30, 2024, accrued interest on convertible notes payable totaled $954,000.

Debt discount

At December 31, 2023, the unamortized debt discount was $25,000. During the nine-month period ended September 30, 2024, debt discount of $501,000 was recorded for the relative fair value of warrants of $424,000 and OID of $77,000, debt discount amortization of $49,000 was recorded, and $307,000 of debt discount was removed and included in the carrying amount of related convertible notes payable that were converted into shares of common stock. At September 30, 2024, the unamortized debt discount was $170,000.

5.	PPP loan payable

In June 2020, the Company was granted a loan (the “PPP loan”) for $151,000 from Cadence Bank, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan is dated June 18, 2020, matures on June 18, 2025, bears interest at a rate of 1% per annum, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). Funds from the PPP loan may only be used for qualifying expenses, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. Management believes the entire loan amount has been used for qualifying expenses and all of the conditions outlined in the PPP loan program were adhered to by the Company. The PPP loan provides for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of September 30, 2024. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. During 2022, the Company received notice that a total of $63,000 of the PPP loan was forgiven. In addition, during 2022, the Company made principal payments on the PPP loan of $12,000, and at December 31, 2023, the balance of the PPP loan was $57,000. During the nine-month period ended September 30, 2024, the Company made principal payments on the PPP loan of $19,000, and at September 30, 2024, the balance of the PPP loan was $38,000.

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

For the nine-month periods ended September 30, 2024 and 2023 research and development costs were $143,000 and $148,000, respectively. For the three-month periods ended September 30, 2024 and 2023 research and development costs were $48,000 and $47,000, respectively.

AOT Prototypes

During the periods ended September 30, 2024 and 2023, the Company incurred total expenses of $2,000 and $6,000, respectively, in the manufacture and testing of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying condensed consolidated statements of operations.

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

Total expenses recognized during each nine-month period ended September 30, 2024 and 2023 pursuant to these two License Agreements amounted to $141,000 and has been reflected in Research and Development expenses on the accompanying condensed consolidated statements of operations. In the nine-month periods ended September 30, 2024 and 2023, the Company also recognized penalty interest on past-due balances of $36,000 and $36,000, respectively, which is included as part of interest and financing expense in the accompanying condensed consolidated statements of operations.

As of September 30, 2024 and December 31, 2023, total unpaid fees due to Temple pursuant to these agreements are $2,374,000 and $2,198,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying condensed consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $2,239,000 are deemed past due. The Company is currently in discussions with Temple to settle or cure the past due balance.

No revenues were earned from the two License Agreements during the nine-month periods ended September 30, 2024 and 2023.

7.	Common Stock

During the nine months ended September 30, 2024, the Company issued 18,011,738 shares of its common stock as follows:

•	The Company issued 15,578,409 shares of its common stock upon the conversion of $531,000 in convertible notes at $0.03 to $0.05 per share, net of unamortized discount of $307,000.

•	The Company issued 433,329 shares of its common stock valued at $0.02 to $0.06 per share for the settlement of accounts payable of $18,000.

•	The Company issued 2,000,000 shares of its common stock for services with a fair value of $140,000 valued at $0.07 per share.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services, and for financing costs.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at September 30, 2024 was 3.2 years. Stock option activity for the period January 1, 2024 up to September 30, 2024, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2024	25,757,155	$0.14
Granted	–	–
Exercised	–	–
Expired	(463,052)	0.85
September 30, 2024	25,294,103	$0.13

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of September 30, 2024 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	22,055,551	3.3	$0.10	22,055,551	$0.10
$0.25 - $0.49	3,238,552	2.0	$0.36	3,238,552	$0.36
$0.50 - $0.99	–	–	$–	–	$–
	25,294,103	3.2	$0.13	25,294,103	$0.13

During the nine-month periods ended September 30, 2024 and 2023, the Company recognized compensation costs based on the fair value of options that vested of $0 and $0 respectively.

As of September 30, 2024, the market price of the Company’s stock was $0.07 per share. At September 30, 2024, the aggregate intrinsic value of the options outstanding at September 30, 2024 was $197,000.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2024 up to September 30, 2024.

	Warrants	Weighted Avg. Exercise Price
January 1, 2024	17,953,239	$0.06
Granted	26,429,881	0.04
Exercised	(433,329)	0.04
Expired	(15,536,580)	0.07
September 30, 2024	28,413,211	$0.05

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of September 30, 2024 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	28,413,211	0.8	$0.05	28,379,878	$0.05
$0.50 - $1.00	–	–	$–	–	$–
	28,413,211	0.8	$0.05	23,379,878	$0.05

In the nine-month period ending September 30, 2024, the Company issued warrants to purchase 666,663 shares of common stock in exchange for services. The warrants are exercisable at a price range of $0.03 to $0.07, vesting up to one month from the date of grant, and expiring one to two years from the date of grant. Total fair value of these warrants at grant date was $32,000 using the Black-Scholes Option Pricing model with the following assumptions: life of one to two years; risk free interest rate of 3.55% to 4.97%; volatility of 169% to 188% and dividend yield of 0%. During the nine-month period ended September 30, 2024, the Company recognized compensation costs based on the fair value of warrants that vested of $32,000.

At September 30, 2024, the Company’s common stock was $0.07 per share. At September 30, 2024, the aggregate intrinsic value of warrants outstanding was $717,000.

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

9.	Related party transactions

During the three months ended September 30, 2024, the Company paid $45,000 of compensation to its Chief Executive Officer, who also serves as the Company’s Chief Financial Officer. No such compensation was paid in 2023.

10.	Commitments and Contingencies

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

11.	Subsequent Events

In October and November 2024, the Company issued convertible notes payable in the aggregate of $376,000 for cash proceeds of $342,000, net of OID $34,000. The notes are unsecured, with an 10% OID, mature in twelve months from issuance, and are convertible into 12,526,523 shares of the Company’s common stock at $0.03 per share. In addition, the Company granted the note holders warrants to purchase 12,526,523 shares of the Company’s common stock at $0.04 per share. The warrants are fully vested and expire one year from the date of issuance.

In addition, in October 2024, the Company paid $105,000 of compensation to its Chief Executive Officer (CEO) who also serves as the Company’s Chief Financial Officer (CFO). The Company will also pay additional compensation to its CEO and CFO of $50,000 no later than the end of December 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2024, and we undertake no duty to update this information.

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

Notwithstanding our efforts, the AOT system at that time continued to be non-operational under normal operating conditions. As reported in previous updates on our website at https://www.qsenergy.com/index.php/qs-updates/ and in our Form 8-K filed with the SEC on March 4, 2020, the AOT system experienced shutdowns during the commissioning process. In December 2019, after installing a modified grid pack and new high-capacity power supply, the system shut down presenting with an electrical short which was determined to be due to damage to the system’s internal grid pack likely incurred during installation. After repairing and re-installing the modified grid pack in January 2020, the system shut down again during commissioning presenting with error conditions similar to the December 2019 failure. At that time, based on external inspections and on-site testing, our engineers suspected the grid pack had again been damaged during re-installation and that such suspected damage was the most likely cause of the electrical short circuit. As reported in our January 24, 2020 website update page, it was determined at that time the best course of action would be to remove the modified grid pack and re-install the original grid pack which had previously been installed multiple times without sustaining damage, and perform a detailed inspection of the modified grid pack in an effort to determine the cause of the electrical short circuit.

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

As reported in the Company’s Form 10-K and Form 10-Q filed with the SEC on March 31, 2020 and June 29, 2020, respectively, and in website updates published on the Company’s website at https://www.qsenergy.com/index.php/qs-updates/, the Company experienced a number of difficulties and delays at the demonstration site. Despite identifying and implementing numerous design modifications over several months, the Company was unable to successfully operate its AOT equipment.

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

In our ongoing effort to commercialize our AOT technology, as announced in our press release of June 12, 2024, we entered into a letter of intent on June 11, 2024, with VIPS Petroleum, LLC (“VIPS”) to collaborate on and outline preliminary terms of a memorandum of understanding (“MOU”) regarding the commercial deployment of our AOT technology on one or more pipeline networks owned and operated by VIPS’ customer/clients. The MOU was completed and signed with VIPS on September 25, 2024, as reported in our press release of September 26, 2024. We have now entered into a Collaboration Agreement with VIPS as of August 1, 2024 to collaborate with them in facilitating the deployment of our AOT technology and products to VIPS’ customers. We hope to finalize a definitive agreement with a VIPS customer or customers to demonstrate the efficacy of our AOT product within the operating goals and requirements of the customer. If those customers’ goals and requirements are satisfied, we hope next to deploy our AOT product on the customer’s pipeline networks. While we believe we have an opportunity to seek deployment of our AOT product on a VIPS customer’s pipeline network, we can offer no assurances that agreements will be signed with VIPS' customers or that such customers, if any, will approve or seek installation of our AOT product.

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

Three months ended September 30, 2024 and 2023

	Three months ended
	September 30,
	2024	2023	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	231,000	164,000	67,000
Research and development expenses	48,000	47,000	1,000
Loss from operations	(279,000)	(211,000)	(68,000)
Other income (expense)
Interest and financing expense	(86,000)	(90,000)	4,000
Net Loss	$(365,000)	$(301,000)	$(64,000)

The Company had no revenues in the three month-periods ended September 30, 2024 and 2023.

Operating expenses were $231,000 for the three-month period ended September 30, 2024, compared to $164,000 for the three-month period ended September 30, 2023, an increase of $22,000. This is due to increases in non-cash expenses of $4,000 and in cash expenses of $18,000. Specifically, the increase in non-cash expenses is attributable to increases in stock compensation expenses attributable to the fair value of warrants issued as compensation for services of $4,000. The increase in cash expenses is attributable to increases in salaries of $45,000, consulting fees of $13,000, travel expenses of $4,000, public and investor relations of 2,000, office expenses of $1,000, and other expenses of $2,000, offset by decreases in rent and utilities of $3,000, and other expenses of $1,000.

Research and development expenses were $48,000 for the three-month period ended September 30, 2024, compared to $47,000 for the three-month period ended September 30, 2023, an increase of $1,000. This increase is attributable to decreases in prototype product development costs of $1,000.

Other expenses were $86,000 expense for the three-month period ended September 30, 2024, compared to $90,000 expense for the three-month period ended September 30, 2023, a net decrease in other expenses of $4,000. This decrease is attributable to a decrease in non-cash other expenses of $4,000. The decrease in non-cash other expense is due to a decrease in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $4,000.

The Company had a net loss of $320,000, or $0.00 per share, for the three-month period ended September 30, 2024, compared to a net loss of $301,000, or $0.00 per share, for the three-month period ended September 30, 2023.

Nine months ended September 30, 2024 and 2023

Results of Operations for nine months ended September 30, 2024 and 2023

	Nine months ended
	September 30,
	2024	2023	Change
Revenues	$–	$–	$–
Costs and Expenses
Operating expenses	758,000	508,000	250,000
Research and development expenses	143,000	148,000	(5,000)
Loss from operations	(901,000)	(656,000)	(245,000)
Other income (expense)
Gain on partial forgiveness of PPP loan payable	–	–	–
Interest and financing expense	(246,000)	(263,000)	17,000
Net Loss	$(1,147,000)	$(919,000)	$(228,000)

Operating expenses were $758,000 for the nine-month period ended September 30, 2024, compared to $508,000 for the nine-month period ended September 30, 2023, an increase of $250,000. This is due to increases in non-cash expenses of $138,000 and in cash expenses of $67,000. Specifically, the increase in non-cash expenses is attributable to an increase in stock compensation expenses attributable to the fair value of common stock issued for services of $138,000. The increase in cash expense is attributable increases in salaries of $45,000, consulting fees of $35,000, patent expenses of $28,000, public and investor relations of $4,000, legal and accounting of $4,000, rent and utilities of $2,000, insurance of $1,000, corporate expenses of $1,000, and other expenses of $1,000, offset by decreases office expenses of $5,000, depreciation expenses of $2,000, and banking expenses of $2,000.

Research and development expenses were $143,000 for the nine-month period ended September 30, 2024, compared to $148,000 for the nine-month period ended September 30, 2023, a decrease of $5,000. This decrease is attributable to a decrease in prototype product development costs of $5,000.

Other expenses were $246,000 expense for the nine-month period ended September 30, 2024, compared to $263,000 expense for the nine-month period ended September 30, 2024, a net decrease in other expenses of $17,000. This decrease is attributable to a decrease in non-cash other expenses of $17,000. The decrease in non-cash other expense is due to decreases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $17,000.

The Company had a net loss of $1,147,000 or $0.00 per share, for the nine-month period ended September 30, 2024, compared to a net loss of $919,000, or $0.00 per share, for the nine-month period ended September 30, 2023.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $5,552,000 as of September 30, 2024. Our negative operating cash flow for the periods ended September 30, 2024 was funded primarily through issuance of convertible notes and execution of options and warrants to purchase common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $1,147,000 and a negative cash flow from operations of $589,000 for the nine-month period ended September 30, 2024. In addition, as of September 30, 2024, 43 notes payable with an aggregate balance of $2,287,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2023 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At September 30, 2024, we had cash on hand in the amount of $237,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2024 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine-months ended September 30, 2024, the Company incurred a net loss of $1,147,000, used cash in operations of $589,000 and had a stockholders’ deficit of $5,552,000 as of that date. In addition, as of September 30, 2024, 43 notes payable with an aggregate balance of $2,287,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2024, the Company had cash on hand in the amount of $237,000. Management estimates that the current funds on hand will be sufficient to continue operations through December 2024. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2024 and beyond.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive and Financial Officer, evaluated, as of March 31, 2024, the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f), which were designed to be effective at the reasonable assurance level. Based on this evaluation, the Company’s Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024. As of September 30, 2024, management’s assessment identified the material weaknesses in the Company’s internal control over financial reporting:

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

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine-month period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the nine-months ended September 30, 2024, the Company issued 15,578,409 shares of its common stock upon the conversion of $531,000 in convertible notes at $0.03 to $0.05 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption, among other exemptions, from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

The proceeds received by the Company in connection with the above issuances of shares were used and continue to be used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

The Company provides regular updates on its website in a section thereunder labeled “Recent Updates” at https://www.qsenergy.com/index.php/qs-updates/.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in SEC Item 408(a) of Regulation S-K.

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

QS ENERGY, INC.

Date: November 14, 2024	By:	/s/ Cecil Bond Kyte
Cecil Bond Kyte
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

