Form 10-K
period 2024-12-31
QS Energy, Inc.
filed 2025-03-28
CIK 1103795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of December 31, 2024 was $21,268,000.

The number of shares of the Registrant’s Common Stock outstanding as of March 21, 2025 was 455,938,192.

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

Overview

QS Energy, Inc. (“QS Energy” or “Company” or “we” or “us” or “our”) develops and seeks to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents, a substantial portion of which have been developed in conjunction with and exclusively licensed by us from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology (and for now only technology) is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that in lab and other tests has shown to reduce crude oil viscosity by applying a high intensity electrical field to crude oil while in transit. AOT technology has shown to deliver reductions in crude oil viscosity and pipeline pressure loss as demonstrated in independent third-party tests performed by the U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™, at full-scale test facilities in the U.S. and China, and under commercial operating conditions on one of North America’s largest high-volume crude oil pipelines. Prior testing on a commercial crude oil condensate pipeline demonstrated high correlation between laboratory analysis and full-scale AOT operations under commercial operating conditions with onsite measurements and data collected by the pipeline operator on its supervisory control and data acquisition (“SCADA”) system. The AOT product is still in development and testing and has transitioned from laboratory testing to initial demonstration and continued testing in advance of our goal of seeking commercial acceptance and adoption by the upstream and midstream pipeline marketplace. Such commercial acceptance and adoption have not been achieved. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and test operations of our crude oil AOT pipeline product in the upstream and midstream energy sector. Our efforts in the foregoing regard have been substantially hampered by our lack of capital. We should be able to continue our efforts to commercialize our AOT product during 2025 only if we are able to raise sufficient capital to do so. We can provide no assurances that we will be able to raise the capital we need to continue our efforts in 2025, or that any such capital will be available to us on acceptable terms and conditions.

Our Company was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The name change was affected through a short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Additionally, QS Energy Pool, Inc., a California corporation, was formed as a wholly owned subsidiary of the Company on July 6, 2015 to serve as a vehicle for the Company to explore, review and consider acquisition opportunities. To date, QS Energy Pool has not entered into any acquisition transaction. However, the Company will still consider, if appropriate to do so, entering into potential beneficial acquisitions. The Company is considering dissolving QS Energy Pool to reduce costs associated with operating this subsidiary. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter Bulletin Board (Pink Sheets).

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

During the third quarter of 2016, the Company developed an onsite testing program to demonstrate AOT viscosity reduction at prospective customer sites. This program utilized a laboratory-scale AOT device designed and developed by the Company and tested at the Southern Research Institute. Under this program, Company engineers set up a temporary lab at the customer’s site to test a full range of crude oils. Fees charged for providing this service were dependent on scope of services, crude oil sample to be tested, and onsite time requirements. In the fourth quarter 2016, the Company entered a contract to provide these onsite testing services to a North American oil producer and pipeline operator over a one-week period in early 2017 at a fixed price of $50,000. This test was performed in January 2017; data analysis and a final report were completed in March 2017. Test results demonstrated viscosity reduction under limited laboratory conditions. The oil producer requested access to observe a full-scale demonstration facility and view operating data when they become available.

Separately, in 2014, the Company began development of a new suite of products based around the new electrical heat system which reduces oil viscosity through a process known as joule heat (“Joule Heat”). The Company built and tested its first Joule Heat prototype in June 2015. The system was operational; however, changes to the prototype configuration would be required to determine commercial effectiveness of this unit. In December 2015, we suspended Joule Heat development activities to focus Company resources on finalizing commercial development of the AOT. We may resume Joule Heat development in the future depending on the availability of sufficient capital and other resources.

Also, in July 2017, the Company filed for trademark protection for the word “eDiluent” in advance of rolling out a new marketing and revenue strategy based on the concept of using AOT to reduce pipeline dependence upon diluent to reduce viscosity of crude oils. A primary function of AOT is to reduce viscosity by means of its solid-state electronics technology, in essence providing an electronic form of diluent, or “eDiluent”. Subject to successful testing of our AOT technology and sufficient availability of operating capital, the Company plans to market and sell a value-added service under the name eDiluent, designed to be upsold by the Company’s midstream pipeline customers in an effort to provide the Company with long-term recurring revenues.

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

Partnership Expansion and Strategic Developments. The partnership between VIPS and QS Energy has significantly strengthened over the reporting period. This collaboration has advanced to the signing of a Memorandum of Understanding (MOU) with the Australia Asia India Business Organization (AAIBO), as disclosed in our December 10, 2024, update, “QS Energy Achieves Phase 4 Milestone with Southeast Asia’s Leading Energy Producer.” Engagements with AAIBO and stakeholders in Malaysia have led to progress toward formalizing a contract.

Strategic Customer and Partner Engagement. Targeted identification of customer groups and collaboration with partners to introduce our technology remain foundational to our business strategy. Concurrently, we have prioritized establishing mutually beneficial commercial terms to ensure project viability for all stakeholders. Customers are expected to benefit from increased oil flow, energy savings, and reduced carbon emissions, tailored to the specifications of their pipeline networks. It is anticipated that QS Energy and VIPS will receive full payment for contract values within 90 days following contract execution.

Operational Readiness. QS Energy has collaborated with its manufacturing partners to ensure readiness for anticipated production demands. This proactive approach positions us to efficiently scale operations and support anticipated growth.

Our expenses to date have been funded through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We will need to raise substantial additional capital through 2025, and beyond, to fund work on our AOT, our sales and marketing efforts, continuing research and development, and certain other expenses, including without limitation, legal and accounting expenses, until we are able to achieve a revenue base. We can provide no assurances that additional capital will be available to us, or if it is, that such additional capital will be offered at acceptable terms.

There are significant risks associated with our business, our Company and our stock. See “Risk Factors,” below.

Our Business Strategy

Assuming we are able to raise sufficient capital, we intend to continue to seek commercialization and marketing of our current technologies. Our current and primary product portfolio is dedicated to the crude oil production and transportation marketplace, with a specifically targeted product (AOT) offering for enhancing the flow-assurance parameters of new and existing pipeline gathering and transmission systems.

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

Our strategy includes:

1.	Continue optimization and value engineering of our AOT Midstream commercial product line.
2.	Install and operate AOT equipment on a commercial midstream pipeline.
3.	Directly market AOT technology to midstream pipeline operators based on results and analysis of data from the AOT demonstration project.
4.	Present demonstration project results and analysis at various trade conferences.
5.	Continue to make inroads and meet with key strategic potential customers in the following geographic regions:

a.	United States
b.	Canada
c.	South and Central America
d.	Middle East
e.	Asia

6.	Continue to make inroads and strategic alliances with additional supply chain and logistics support to rapidly expand our production capacity beyond its current physical limitations, adding capacity, reach and stability with pre-approved supply chain members that meet the criteria of the customers’ procurement divisions.
7.	Develop new AOT technologies crude oil technologies with the potential to expand our market reach upstream and gathering pipeline, offshore pipelines, rail and trucking containers, and crude oil container ships.
8.	Continue to collaborate on scientific and technical whitepaper reports, product development enhancements, and additional products with our engineering support, consultants and relationships.
9.	Seek long-term recurring revenues by directly offering or licensing electronic viscosity reduction (electronic diluent, or “eDiluent”) as a service to reduce reliance on physical diluent.

Market Analysis Overview

QS Energy’s AOT crude oil viscosity reduction technology directly targets the heavy crude oil transportation industry, initially targeting the midstream crude oil pipeline operations which deliver high volumes of heavy crude oil to market. The U.S. Energy Information Administration (EIA) forecasts U.S. crude oil production will average 13.2 million barrels per day in 2024 and predicts it to grow to an average of 13.5 million barrels per day in 2025. Worldwide, EIA forecasts Brent crude oil prices averaging $74 per barrel in 2025, decreasing to $66 per barrel in 2026. These forecasts were completed prior to additional sanctions targeting Russia’s oil sector on January 10, which have the potential to reduce Russia’s oil exports to the global market.

In 2024, global demand for crude oil averaged approximately 102.9 million barrels per day (b/d). The U.S. Energy Information Administration (EIA) projects that this demand will increase by 1.3 million b/d in 2025 and by an additional 1.2 million b/d in 2026, primarily driven by consumption in non-OECD Asia. Looking further ahead, the EIA forecasts that global oil demand in 2030 could range from a 3% to 10% increase compared to 2022 levels, depending on various economic and policy factors.

Regarding global crude oil production, the EIA's February 2025 Short-Term Energy Outlook anticipates that production will average 104.2 million b/d in 2025 and 105.8 million b/d in 2026. This growth is expected to result from a combination of gradual increases in OPEC+ production and further expansion from non-OPEC countries, including the United States, Canada, Brazil, and Guyana. Focusing on the United States, crude oil production is projected to reach 13.61 million b/d in 2025 and 13.76 million b/d in 2026. The Federal Gulf of Mexico is expected to contribute approximately 1.80 million b/d to these totals, while Alaska's output is projected at 0.42 million b/d in 2025 and 0.44 million b/d in 2026.

In terms of transportation, the EIA estimates that a significant portion of crude oil production continues to be transported via midstream pipelines. While specific recent percentages are not provided, historically, a substantial share of both global and North American crude oil has relied on pipeline infrastructure for transportation. Assuming a transportation cost of $5 per barrel, as estimated in previous analyses, and applying it to the projected production rates, the annual midstream crude oil transportation costs can be approximated. However, it's important to note that these figures are subject to change based on market conditions, infrastructure developments, and other economic factors.

Please note that these projections are based on current data and are subject to change due to various factors, including economic conditions, technological advancements, and policy decisions related to climate change and energy transition efforts.

The energy sector continues to operate in a dynamic period marked by both rapid change and expansion. Advancements in oilfield drilling and completion technologies, particularly enhanced oil recovery (EOR) techniques, have significantly increased the recoverability of “tight” oil and gas from shale formations across North America and worldwide. This historic surge in upstream crude oil production has led to persistent transportation bottlenecks when moving upstream production to downstream storage, offloading facilities, and refineries. These bottlenecks continue to stimulate substantial investments in both new and existing pipeline infrastructure while also increasing reliance on less efficient alternative transportation methods such as rail and freight trucks.

Since the initial application of EOR or tertiary recovery techniques in the 1970s, oil and gas producers have increasingly relied on gas and chemical injection, as well as thermal recovery. These advanced extraction methods, combined with a significantly higher number of new wells in active oilfields, have increased reservoir output by 30% to 60% over traditional primary and secondary recovery practices. The rapid adoption of these cutting-edge extraction technologies in the U.S. energy industry reversed a 34-year decline in domestic oil and gas production in 2006. High output from massive shale formations, including North Dakota’s Bakken, Texas’ Eagle Ford and Permian Basin, Colorado’s Green River, and Utah’s Uintah Basin, continues to drive production growth through 2025 and beyond.

Other nations with substantial exploitable shale formations include Russia, China, Argentina, Colombia, Ecuador, Libya, Australia, Venezuela, Mexico, and many others. These countries present a growing market for crude oil pipeline optimization technologies as production comes online. The U.S. Energy Information Administration (EIA) currently estimates that approximately 345 billion barrels of identified and recoverable shale oil exist worldwide, positioning many regions for sustained production growth.

Despite advancements, oil production continues to outpace the capacity of existing pipeline infrastructure in the U.S., Canada, South and Central America, and various other global regions, leading to delivery delays to refineries and increased dependence on higher-cost rail and tanker truck transport. This imbalance between production and infrastructure capacity highlights the critical need for innovations in pipeline optimization.

Additionally, fluctuating global oil prices since the early 2020s have encouraged producers and transporters to reduce costs and seek technologies that increase operational efficiency. The Applied Oil Technology (AOT) system is specifically designed to enhance pipeline throughput capacity, reduce the use of diluents, lower pipeline operating costs, and optimize overhead, ultimately improving margins and delivering measurable competitive advantages. As the industry moves through 2025, 2030, and beyond, AOT’s ability to increase efficiency and reduce transportation costs remains vital to maintaining profitability in an increasingly competitive market.

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

Our Products and Technology

AOT Commercial Products

See Item 1., above, (Business) under the section Overview. The following discussion is qualified in its entirety by the aforementioned discussion in Item 1, above, (Business).Beginning in the second quarter of 2012, the Company began the design and engineering efforts required to transition from laboratory and prototype testing to AOT units designed for full-scale commercial testing. The Company established its supply chain, designs, drawings, engineering, certifications and specifications to comply with the engineering audit processes as dictated by the energy industry regulation processes and North American regulatory bodies. We have built, delivered and tested, under limited duration and conditions, AOT equipment on a high-volume commercial pipeline. We have not proven the commercial viability of this product. Please see “ITEM 1A, Risk Factors”, for a discussion associated with the commercial viability of our products.

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

See also our discussion above in Item 1., under the section labeled Overview (Business”).

Competition

QS Energy's Applied Oil Technology (AOT) operates within the competitive landscape of crude oil pipeline optimization, where several companies offer solutions aimed at enhancing pipeline efficiency and reducing operational costs. Key competitors include:

•	Drag Reducing Agents (DRAs): Companies such as Baker Hughes and LiquidPower Specialty Products Inc. (LSPI) provide DRAs that reduce turbulence in pipelines, thereby improving flow rates. DRAs are widely adopted in the industry and serve as a conventional method for enhancing pipeline throughput.

•	Pipeline Heating Systems: Firms like Chromalox offer pipeline heating solutions designed to reduce the viscosity of crude oil by maintaining elevated temperatures, facilitating smoother flow through pipelines. These systems are particularly effective in colder regions where low temperatures can significantly increase oil viscosity.

•	Ultrasonic and Mechanical Devices: Companies such as Applus+ RTD have developed ultrasonic technologies aimed at improving pipeline flow by reducing friction and preventing buildup within the pipeline. These mechanical interventions provide alternative methods for enhancing flow efficiency without chemical additives.

While these competitors offer established solutions, QS Energy's AOT distinguishes itself through its innovative approach:

•	Electrostatic Technology: AOT employs a high-voltage, low-amperage electric field to reduce crude oil viscosity, enhancing pipeline throughput without the need for chemical additives or significant thermal input.

•	Environmental and Economic Benefits: By reducing viscosity electrically, AOT aims to lower energy consumption and operational costs associated with pipeline transportation, potentially offering a more environmentally friendly and cost-effective solution compared to traditional methods.

As QS Energy progresses towards the commercialization of AOT, understanding the competitive landscape is crucial for strategic positioning. The company's focus on leveraging electrostatic technology to address viscosity reduction presents a unique value proposition in the pipeline optimization market.

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

Employees

As of December 31, 2024, in addition to the Company’s CEO/CFO, the Company had one full-time employee. We also utilized the services of part-time consultants and independent contractors on an as-needed basis to assist us with various matters, including engineering, logistics, investor relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A. Risk Factors

We have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated insignificant revenues from operations in late 2006 and subsequently did not generate any revenues until 2014, and thereafter we have generated no revenues, and we have incurred recurring net losses every year since our inception in 1998. For the fiscal years ended December 31, 2024 and 2023, we had net losses of $1,934,000 and $1,224,000 respectively. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses and initial sales and marketing activities. We have funded all of our activities through sales of our debt and equity securities for cash. We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the Company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

During the year ended December 31, 2024, we incurred a net loss of $1,934,000 and used cash in operations of $1,168,000 and had a stockholders’ deficit of $5,646,000 as of December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2024, with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and subsequent reports by our independent registered public accounting firm on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated cash flow from operations since our inception in February 1998 and have relied on external sources of capital to fund operations. We had $150,000 in cash at December 31, 2024 and used cash in operations of $1,168,000 for the year ended December 31, 2024.

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

During fiscal 2024, our cash burn rate amounted to approximately $97,000 per month and could increase during the remainder of fiscal 2025. In order to fund our capital needs, we conducted private offerings of our securities in 2023 and 2024. While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that an equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.

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

The market price for our common stock has been volatile during the last year, ranging from a closing price of $0.03 on May 17, 2024 to a closing price of $0.17 on December 10, 2024, and a closing price of $0.16 on March 21, 2025. See Part II, item 5, below. Additionally, the price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including, developments with respect to patents or proprietary rights, announcements of technological innovations by us or our competitors, announcements of new products or new contracts by us or our competitors, actual or anticipated variations in our operating results due to the level of development expenses and other factors, changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates, conditions and trends in our industry, new accounting standards, general economic, political and market conditions and other factors.

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

Effective February 14, 2025, we are authorized to issue up to 750,000,000 shares of common stock and up to 100,000,000 of preferred stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce the proportionate ownership and voting power of shareholders.

We may not be successful in identifying, making, financing and integrating acquisitions.

Currently, a minor component of our business strategy is to make selective acquisitions that will strengthen our core services or presence in selected markets. The success of this strategy will depend, among other things, on our ability to identify suitable acquisition candidates, to obtain acceptable financing, to timely and successfully integrate acquired businesses or assets and to retain the key personnel and the customer base of acquired businesses. Any future acquisitions could present a number of risks, including but not limited to:

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

Cyber Security and Information Technology Risks.

We rely on our information technology (“IT”) in connection with our efforts to commercialize our AOT technology. However, at this time, we have no process, including Board oversight, to assess, identify, and manage material risks from cybersecurity threats. If there would be a significant problem with our IT infrastructure, such as an IT system failure or system disruption, it could halt or delay our ability to develop and commercialize our AOT technology. Remote work by our personnel and remote access to our systems have also increased, which could increase our cybersecurity risk profile. We believe our cybersecurity risks will further increase when, and if, we commercialize our AOT technology. Hacking, phishing attacks, ransomware, insider threats, physical breaches or other actions may cause our confidential and proprietary information to be stolen or misused. We currently are unable to anticipate any of these actions, and if such actions occur, we would not be able to react to or cure them in a timely manner, which would have a material adverse effect on our business and technology. Cyber attacks and security breaches may also persist undetected over extended periods of time and may not be mitigated in a timely manner to minimize the impact of such a cyber attack or security breach. Any significant cybersecurity incident could expose us to risks of litigation and liability, disrupt our business, or otherwise have a material adverse effect on our business and efforts to commercialize our AOT technology.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are subject to cyber and other security threats, including potential threats to gain access to our confidential, private, and proprietary information. However, we have not established at this time any policies, standards, processes, or practices, including Board oversight, to assess, identify, and manage material risks from cybersecurity threats. (See “Risk Factors,” in Item 1A, above.) As of the date of this report, we are not aware of any cybersecurity threats that would materially affect, or would reasonably likely materially affect our business or our efforts to commercialize our AOT technology. We can provide no assurances that there will not be cyberattacks in the future or that any such attacks would not materially affect our business or efforts to commercialize our AOT technology.

Item 2. Properties

The Company’s executive offices are located in Tomball, Texas (“Tomball Facility”) and leased on a month to month basis at $1,000 per month. Total rent expense under this lease for the years ended December 31, 2024 and 2023 was $12,000 and $12,000, respectively. The Company also rents a storage facility in Laurel, Mississippi on a month-to-month basis for $250 per month. The Company reimburses Cecil Bond Kyte, Company CEO and CFO, in rent expenses for a home office and partial storage space in Carson City, Nevada at a rate of $1,000 per month under a month-to-month rental agreement (“Carson Rental Agreement”). Total rent expense under the Carson Rental Agreement during the years ended December 31, 2024, and 2023 were $12,000 and $12,000, respectively which are included as part of Operating Expenses in the attached consolidated statement of operations.

We believe our facilities are adequate to meet our current and near-term needs.

Item 3. Legal Proceedings

We are not subject to any litigation or legal proceedings.

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

	2024		2023
	High	Low	High	Low
First Quarter	$0.08	$0.05	$0.17	$0.06
Second Quarter	$0.06	$0.03	$0.09	$0.04
Third Quarter	$0.08	$0.04	$0.09	$0.05
Fourth Quarter	$0.18	$0.06	$0.07	$0.03

According to the records of our transfer agent, we had approximately 1,000 stockholders of record of our common stock at March 20, 2025. The Company believes that the number of beneficial owners is substantially higher than this amount.

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

Issuances of Unregistered Securities in Current Fiscal Year

During the year ended December 31, 2024, the Company issued an aggregate of 35,838,409 shares of its common stock as follows:

•	The Company issued 32,341,748 shares of its common stock upon the conversion of $1,034,000 in convertible notes, net of unamortized discount of $699,000, pursuant to convertible notes conversion prices of $0.03 to $0.05 per share.

•	The Company issued 1,063,332 shares of its common stock upon the exercise of warrants at $0.04 to $0.07 per share, for total proceeds of $52,000.

•	The Company issued 433,329 shares of its common stock upon the cashless exercise of warrants at $0.02 to $0.06 per share for $18,000, which were applied to the settlement of accounts payable.

•	The Company issued 2,000,000 shares of its common stock upon services with a fair value of $140,000, at $0.07 per share.

•	The Company issued convertible notes in aggregate value of $1,353,000 for net proceeds of $1,230,000, convertible into 42,457,348 shares in common stock of the Company at a conversion price of $0.03 to $0.05 per share, and in connection with these notes, issued warrants to purchase 42,457,348 shares of common stock of the Company at an exercise price of $0.04 to $0.07 per share and expiring one year from the date of issuance, summarized by month as follows:

Shares of Common Stock Issuable upon conversion of Notes Issued in 2024

Month of Issuance	Principal amount of convertible notes	Conversion Price	Shares of common Stock issuable upon Conversion of Principal
March 2024	$161,000	$0.05 per share	3,212,000
May 2024	23,000	$0.03 per share	770,000
June 2024	92,000	$0.03 per share	3,080,000
July 2024	115,000	$0.03 per share	3,816,999
August 2024	73,000	$0.03 per share	2,425,573
September 2024	68,000	$0.03 per share	2,273,837
October 2024	197,000	$0.03 per share	6,580,292
November 2024	289,000	$0.03 per share	9,633,047
December 2024	17,000	$0.03 per share	550,000
	$1,035,000		32,341,748

Issuances of Unregistered Securities in Prior Fiscal Year

During the year ended December 31, 2023, the Company issued an aggregate of 16,512,375 shares of its common stock as follows:

•	The Company issued 15,129,048 shares of its common stock upon the conversion of $646,000 in convertible notes, net of unamortized discount of $296,000, pursuant to convertible notes conversion prices of $0.03 to $0.05 per share.

•	The Company issued 1,383,327 shares of its common stock upon the exercise of warrants of $52,000, at $0.02 to $0.04 per share.

•	The Company issued convertible notes in aggregate value of $585,000 for net proceeds of $532,000, convertible into 11,715,748 shares in common stock of the Company at a conversion price of $0.05 per share, and in connection with these notes, issued warrants to purchase 11,715,748 shares of common stock of the Company at an exercise price of $0.07 per share and expiring one year from the date of issuance, summarized by month as follows:

Shares of Common Stock Issuable upon conversion of Notes Issued in 2023

Month of Issuance	Principal amount of convertible notes	Conversion Price	Shares of common Stock issuable upon Conversion of Principal
March 2023	$99,000	$0.05 per share	1,980,000
April 2023	42,000	$0.05 per share	843,700
May 2023	90,000	$0.05 per share	1,797,664
July 2023	79,000	$0.05 per share	1,570,184
September 2023	275,000	$0.05 per share	5,524,200
	$585,000		11,715,748

Item 6. Selected Financial Data

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Item 7 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Form 10-K, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2024, and we undertake no duty to update this information.

Overview

The Company has not generated significant revenues since its inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2025.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2024 and also need to raise substantial additional capital in 2025, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	2024	2023	Change	% Change
Revenues	$–	$–	$–	–

Operating expenses	1,385,000	688,000	697,000	101%
Research and development expenses	191,000	203,000	(12,000)	(6%	)
Loss from operations	(1,576,000)	(891,000)	(685,000)	(77%	)

Forgiveness of PPP loan payable	–	–	–	–
Interest and financing expense	(358,000)	(333,000)	25,000	8%
Net Loss	$(1,934,000)	$(1,224,000)	$(710,000)	(58%	)

Revenue Comparison, 2024 and 2023

The Company recognized no revenues during the twelve-month periods ended December 31, 2023 and December 31, 2022.

Operating Expense Comparison, 2024 and 2023

Operating expenses were $1,385,000 for the fiscal year ended December 31, 2024, compared to $688,000 for the fiscal year ended December 31, 2023, an increase of $697,000. This increase was attributable to increases in non-cash expenses of $255,000 and cash expenses of $442,000. Specifically, the increase in non-cash expenses is attributable to an increase in stock-based compensation related to consultants of $255,000. The increase in cash expenses is attributable to increases in salaries and benefits of $202,000, consulting fees of $192,000, legal and accounting fees of $21,000, corporate expenses of $17,000, public and investor relations of $10,000, patent maintenance expenses of $4,000, travel expenses of $2,000, rent expenses of $2,000, and other expenses of $2,000, offset by decreases in office expenses of $7,000 and depreciation expenses of $3,000.

Research and development expenses were $191,000 for the fiscal year ended December 31, 2024, compared to $203,000 for the fiscal year ended December 31, 2023, a decrease of $12,000. This decrease is attributable to AOT prototype and demonstration project development costs.

Interest expenses were $358,000 for the fiscal year ended December 31, 2024, compared to $333,000 for the fiscal year ended December 31, 2023, an increase of $25,000. This increase is attributable to an increase in interest and financing expense of $25,000 to account for the accrual of interest on past due convertible notes and the amortization of debt discount related to the relative fair value of the warrants issued with our convertible notes and the notes’ original issue discount.

We had a net loss of $1,934,000 or $0.00 loss per share for the fiscal year ended December 31, 2024 compared to a net loss of $1,224,000 or $0.00 loss per share for the fiscal year ended December 31, 2023.

Liquidity and Capital Resources

Going concern

We have incurred negative cash flow from operations since our inception in 1998. As of December 31, 2024, we had cash of $150,000 and a stockholders’ deficit of $5,698,000. Our operating cash flow in 2024 was funded primarily through cash reserves, the exercise of stock purchase warrants for cash, and the issuance of convertible notes for cash.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,934,000 and used cash in operations of $1,167,000 for the year ended December 31, 2024. In addition, as of December 31, 2024, 43 notes payable with an aggregate balance of $2,339,000 and certain obligation to a former officer are past due. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2024, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

At December 31, 2024, the Company had cash on hand in the amount of $150,000. Management estimates that the current funds on hand will be sufficient to continue operations through March 2025. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to maintain an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation certain payments to a former officer, during the remainder of 2024 and beyond. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Contractual Obligations

The Company’s contractual commitments for future periods, including minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

Year ending December 31,	License Agreements (1)	Compensation Agreements	Total Obligations
2025	187,500	–	187,500
2026	187,500	–	187,500
2027	187,500	–	187,500
2028	187,500	–	187,500
2029	187,500	–	187,500
Total	$937,500	$197,000	$1,134,500

___________________

(1)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party. For details of the Temple Licensing Agreements, see Note 6 of the Financial Statements, attached hereto.

(2)	Consists of certain contractually provided benefits to a former executive officer pursuant to a severance agreement and amendments thereto. The balance due as of December 31, 2024, of $197,000 is included as part of Accounts payable and accrued expenses in the accompanying consolidated balance sheets, of which the total amount is in arrears. The former executive officer disputes the amount identified in the above table, claiming the above amount is less than the amount to which he believes he is owed. Absent an agreement to settle the dispute, and in the event the former executive officer elects to initiate litigation regarding the dispute, including claims for interest and penalties to which the former executive officer believes he is entitled, the Company has reserved, and if necessary and appropriate will assert, all factual and legal defenses, counter-claims, rights, and remedies it may have in any such suit.

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

Accounting for Warrants

The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are liability classified, pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) or derivatives or contain features that qualify as embedded derivatives pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). The classification of instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Liability classified warrants are measured at fair value at inception and at each reporting date, with changes in fair value recognized in the statements of operations in the period of change.

Recent Accounting Pronouncements

See Note 1 of the financial statements for discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide information under this Item 7A.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of and for the years ended December 31, 2024, and 2023 are presented in a separate section of this report following Item 15 and begin with the index on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to the material weaknesses discussed below.

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

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, uses or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded, that our internal controls over financial reporting was not effective as of December 31, 2024 due to material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b)	Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2024, and for the year ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K. Our Insider Trading Policy is part of our Code of Business Code and Ethics, and, separately, a copy of our Insider Trading Policy is filed herewith as Exhibit 19.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Composition of Board of Directors

Our bylaws provide that the Board shall consist of between one and eight directors, as determined by the Board from time to time. The number of directors is currently fixed at five (5) members. Each board member serves a term of three years and will serve until their successors are elected and qualified, or until their earlier resignation or removal. Following the resignation of Don Dickson, (see chart below) the Board currently consists of two (2) members.

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

The following constitutes the Board of Directors as of December 31, 2024:

Name	Age	Position	Director Class	Director Since	Term Expires
Cecil Bond Kyte	54	Chief Executive Officer, Director (Non-Independent)	Class III	2021	2024 (2)
Donald Dickson(1)	70	Director (Independent)	Class II	2013	2024
Eric Bunting	55	Director (Independent)	Class II	2017	2024 (3)

(1)	Effective June 3, 2024, Don Dickson voluntarily resigned as a Director of the Company, and all committees thereof for personal reasons. Mr. Dickson’s resignation was not the result of any disagreement with the Company, including any matters relating to the Company’s operations, policies, or procedures.
(2)	Mr. Kyte was re-elected to the Board at the Company’s Annual Shareholders’ Meeting on February 14, 2025, to a three-year term expiring 2028.
(3)	Dr. Bunting was re-elected to the Board at the Company’s Annual Shareholders’ Meeting on February 14, 2025, to a two-year term expiring 2027.

Biographical Information Regarding Directors

Cecil Bond Kyte, Chief Executive Officer (Non-Independent Director), was elected to serve as Chairman of the Board of the Company in December 2007, then known as Save The World Air, Inc. (“STWA”). In January 2010, he was appointed to serve as CEO of STWA. In November 2013, Mr. Kyte voluntarily resigned as a director, Chairman of the Board, and CEO of STWA. Since then, Mr. Kyte has held positions with the following public companies: MassRoots, Inc., where he served as a board member from late 2017, through July 2019. Massroots,Inc. was a technology platform for the cannabis industry during the time Mr. Kyte served as a director of the company; Rightscorp, Inc., where, since 2015, Mr. Kyte has served and continues to serve as the company’s CEO, and since 2016, has served and continues to serve as the company’s CFO. Mr. Kyte is also a member of the board of Rightscorp. Rightscorp’s mission is to support copyright holders’ abilities to litigate and monetize their music and other copyrights against piracy and peer-to-peer infringement on the internet. Mr. Kyte has mainly been associated with “start overs” rather than “startups,” using his abilities to restructure and develop a company’s management, financial condition, compliance, and product commercialization.

In addition to his current roles as CEO, CFO, and board member of Rightscorp, and the Company, Mr. Kyte has supported the funding and business development for Bye Aerospace’s suite of products including the development and manufacturing of advanced civilian/military aerospace technologies. Mr. Kyte has also been a pilot for 38 years and currently serves as an airline captain and instructor for American Airlines-Envoy Air, Inc., a regional airline. Mr. Kyte devotes about 15 to 20 hours of his time per month as an airline captain and instructor. He received a B.S. Degree in accounting from Long Beach State University.

Effective January 1, 2025, the Company entered into an Employment Agreement with Cecil Bond Kyte. (See “Employment Agreement,” below.)

Don Dickson (Independent Director), appointed to Board of Directors on August 6, 2013, and currently is employed with Cherokee, Inc. which allows him to consult on different energy projects around the nation in the oil and gas industry. Don retired from Kinder Morgan in 2017, during his time there he worked on projects such as the Northeast Energy Direct Project and the Cortez Expansion project as project manager / engineering principal / construction support. The NED project will serve the Northeast United States delivering natural gas to the region, while the Cortez expansion project will increase the volume of CO2 being shipped from Southwest Colorado to West Texas for oil recovery. Prior to rejoining Kinder Morgan Mr. Dickson served as Chief Executive Officer for Advanced Pipeline Services (APS). APS was established for the purpose of providing a full range of services to the oil and gas industry. Core business areas are in new construction of pipeline and facilities, horizontal directional drilling and pipeline integrity/rehabilitation. Prior to APS, Mr. Dickson worked for Kinder Morgan in their natural gas operations, retiring after twenty-six years. During his time at Kinder Morgan served in different engineering capacities including as Director of Operations on two major pipeline projects, the 42” (REX) Rockies Mountain Express through the state of Illinois, and the 42” (MEP) Midcontinent Express Pipeline through the state of Louisiana. He also was Director of Operations with Tetra Resources completing various onshore and offshore oil and gas wells and a Senior Engineer with Halliburton Services. Mr. Dickson earned his B.S. in Engineering from Oklahoma State University. Mr. Dickson resigned from the Board on June 3, 2024, for personal reasons.

Eric Bunting M.D. (Independent Director), was appointed to the Board of Directors of the Company effective April 1, 2017. Dr. Eric Bunting is a board-certified Ear, Nose, and Throat specialist and a partner in an independent specialty group. His group has partnered with Wichita Surgical Specialists (WSS), the nation’s largest multispecialty surgical practices in the country. For the past decade, Dr. Bunting has served on the board of directors of Mid KS ENT, multiple surgery centers, and Blue Cross Blue Shield of Kansas consulting board, contributing to its continued growth and leadership in the field. He earned his undergraduate degree from Kansas State University in Biology, and his medical degree from Kansas University School of Medicine, followed by specializing in head and neck surgery at Kansas University Medical Center.

In addition to his medical career, Dr. Bunting is a seasoned entrepreneur with a wide array of business interests. He is an investor in early-stage companies and has developed a successful portfolio in the franchising sector, owning and partnering in approximately 85 fast-casual restaurant franchises across 15 states. His extensive experience also includes board positions within the healthcare industry, notably with multiple ambulatory surgical centers and a radiation treatment center, where he played a key role during mergers and acquisitions.

As a dedicated investor in the Company, Dr. Bunting has acquired a significant stake in the Company over the past eight years. Throughout this period, he has remained a committed advocate for shareholders, supporting the Company’s path towards commercialization, market expansion, and eventual profitability.

Director Compensation Policy

The Company’s Director Compensation Policy (“Director Compensation Policy”) was suspended on April 15, 2021, and reinstated on February 14, 2025. The reinstated Director Compensation Policy provides the following terms and conditions:

(i)	Board Options: On January 1, 2016, and thereafter, January 1st of each succeeding year, each member of the Board shall receive a grant of unqualified Options to purchase Shares of the Company's common stock. The number of underlying Shares of the Option shall be equal to the quotient of $50,000 divided by the market value of the Company's shares, on the day of the grant, as reported on the OTCBB or, if applicable, NASDAQ. One-twelfth (1/12) of the number of options granted shall vest on the last day of each calendar month for 12 months, beginning January 31st in the year of grant ("First Vesting Date"), and for each successive month through December 31st in the year of grant ("Final Vesting Date"). Options shall expire ten (10) years after the day of grant. All unvested Options shall be cancelled in the event a member of the Board ceases to be a member of the Board for any reason prior to Final Vesting Date of the Option.

(ii)	Audit Committee Chairman Options: On January 1, 2016, and thereafter, on January 1st of each succeeding year, the Chairman of the Audit Committee, or the equivalent thereof, shall receive a grant of unqualified Options to purchase Shares of the Company's common stock. The number of underlying Shares of the Option shall be equal to the quotient of $25,000 divided by the market value of the Company's shares, on the day of the grant, as reported on the OTCBB or, if applicable, NASDAQ. One-twelfth (1/12) of the number of options granted shall vest on the last day of each calendar month for 12 months, beginning January 31st in the year of grant ("First Vesting Date"), and for each successive month through December 31st in the year of grant ("Final Vesting Date"). Options shall expire ten (10) years after the day of grant. All unvested Options shall be cancelled in the event the Board member ceases to be Chairman of the Audit Committee for any reason prior to Final Vesting Date of the Option.

(iii)	Options Issued upon Appointment to the Board of Directors: Upon appointment to the Board of Directors the appointed Director shall receive a grant of unqualified Options to purchase Shares of the Company's common stock. The number of underlying Shares of the Option shall be equal to the quotient of $50,000 divided by the market value of the Company's shares, on the day of the grant, as reported on the OTCBB or, if applicable, NASDAQ. One-twelfth (1/12) of the number of options granted shall vest on the day preceding the one-month anniversary of the date of grant ("First Vesting Date"), and for each successive month through the day preceding the one-year anniversary of the date of grant ("Final Vesting Date"). Options shall expire ten (10) years after the day of grant. All unvested Options shall be cancelled in the event a member of the Board ceases to be a member of the Board for any reason prior to Final Vesting Date of the Option.

(iv)	Options Issued to the Board member who oversees financial audit functions. Upon appointment the Board member who oversees financial audit functions shall receive a grant of unqualified Options to purchase Shares of the Company's common stock. The number of underlying Shares of the Option shall be equal to the quotient of $25,000 divided by the market value of the Company's shares, on the day of the grant, as reported on the OTCBB or, if applicable, NASDAQ. One-twelfth (1/12) of the number of options granted shall vest on the day preceding the one-month anniversary of the date of grant ("First Vesting Date"), and for each successive month through the day preceding the one-year anniversary of the date of grant ("Final Vesting Date"). Options shall expire ten (10) years after the day of grant. All unvested Options shall be cancelled in the event the Director ceases to be Chairman of the Audit Committee for any reason prior to Final Vesting Date of the Option.

(v)	Committee Member Compensation: Each member of a committee of the Board shall receive monthly compensation of $500.00, plus reimbursement of reasonable travel and lodging expenses.

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2024:

Name	Age	Position
Cecil Bond Kyte	54	Chief Executive Officer and Chief Financial Officer

Cecil Bond Kyte, Chief Executive Officer and Chief Financial Officer. Please see “Biographical Information Regarding Directors,” above.

CORPORATE GOVERNANCE

We maintain a corporate governance page on our corporate website at www.qsenergy.com, which includes information regarding the Company’s corporate governance practices. Our codes of business conduct and ethics, Board committee charters and certain other corporate governance documents and policies, including matters related to insider trading, are posted on our website at www.qsenergy.com. In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to our Corporate Secretary, QS Energy, Inc., P.O. Box 946, Carson City, Nevada 89702. The information on our website is not, and shall not be deemed to be a part of this Form 10-K or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).

Board of Directors

Director Independence

Our Board of Directors as of December 31, 2024, consisted of two members. As of that date, the Board has affirmatively determined that Dr. Bunting is an independent director. Mr. Kyte, our Chief Executive Officer and Chief Financial Officer, is not considered independent.

Meetings of the Board

The Board held four (4) meetings in 2024. A majority of the members attended all four (4) board meetings held in 2024. Two meetings were held in 2025.

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

Our Corporate Secretary will be responsible for the first review and logging of this correspondence and will forward the communication to the director or directors to whom it is addressed unless it is a type of correspondence which the Board has identified as correspondence which may be retained in our files and not sent to directors. The Board has authorized the Secretary to retain and not send to directors communications that: (a) are advertising or promotional in nature (offering goods or services), (b) solely relate to complaints by customers with respect to ordinary course of business customer service and satisfaction issues or (c) clearly are unrelated to our business, industry, management or Board or committee matters. These types of communications will be logged and filed but not circulated to directors. Except as set forth in the preceding sentence, the Secretary will not screen communications sent to directors.

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

Our Board has established procedures, as outlined in the Company’s policy for “Procedures for Accounting and Auditing Matters”, for the receipt, retention and treatment of complaints regarding questionable accounting, internal controls, and financial improprieties or auditing matters. Any of the Company’s employees may confidentially communicate concerns about any of these matters by calling our toll-free number, +1 (844) 645-7737. Upon receipt of a complaint or concern, a determination will be made whether it pertains to accounting, internal controls or auditing matters and if it does, it will be handled in accordance with the procedures established by the Audit Committee.

Committees of the Board

Effective July 21, 2021, the Board dissolved the Company’s Audit Committee, and the functions thereof were assumed by the full Board.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

Pay vs. Performance

The following table sets forth compensation information for our chief executive officer, referred to below as our PEO(Title), and our other named executive officers, or NEOs, for purposes of comparing their compensation to the value of our shareholders’ investments and our net income, calculated in accordance with SEC regulations, for fiscal years 2024, 2023 and 2022.

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(2)	Average Summary Compensation Table Total for Non-PEO NEOs(3)	Average Compensation Actually Paid to Non-PEO NEOs(2)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return(4)	Net Income(5)
2024	$210,000	$210,000	$–	$–	$750	$(1,934,000)
2023	$–	$–	$–	$–	$300	$(1,224,000)
2022	$–	$–	$–	$–	$250	$(1,548,000)

(1)	The dollar amounts reported are the amounts of total compensation reported for the Company’s CEO, Cecil Bond Kyte, in the Summary Compensation Table (“SCT”) for fiscal years 2024, 2023 and 2022.

(2)	The following table reflects the adjustments necessary, each of which is prescribed by SEC rule, to calculate the Compensation Actually Paid (“CAP”) from those total amounts reflected in the SCT. The SCT amounts and the CAP amounts do not reflect the actual amount of compensation earned by or paid to the Company’s executives during the applicable years, but rather are amounts determined in accordance with Item 402 of Regulation S-K under the Exchange Act. To determine CAP, the adjustments below were made to the Company’s executive officer’s total compensation.

39

	2024		2023		2022
	PEO’s	Other NEO’s	PEO	Other NEO’s	PEO	Other NEO’s

SCT Amounts	$210,000	$–	$–	$–	$–	$–
Adjustments Related to Defined Benefit and Actuarial Plans:
None (6)	–	–	–	–	–	–
Adjustments Related to Stock-Based Compensation:
Values reported in Stock Awards and Option Awards columns of the SCT	–	–	–	–	–	–
Year-end fair value of awards granted during the year that are outstanding and unvested at the end of the year	–	–	–	–	–	–
Decrease in fair value of awards granted in prior years that are outstanding and unvested at year-end	–	–	–	–	–	–
Fair value of awards granted and vested during the year	–	–	–	–	–	–
Decrease in fair value of awards granted in prior years that vested during the year	–	–	–	–	–	–
Decrease in fair value of awards granted in prior years that failed to meet vesting conditions during the year	–	–	–	–	–	–
Dividends and other earnings paid on awards before the vesting date	–	–	–	–	–	–
CAP Amounts	$210,000	$–	$–	$–	$–	$–

(3)	The amounts presented reflect the total compensation set forth in the SCT for the Company’s Non-PEO NEOs.

(4)

The amounts presented reflect the value of a fixed investment of $100 on January 1st of the reporting period (i.e., January 1, 2022) based upon the closing market price of the Company’s common stock of $0.15, $0.06, $0.05, and $0.04 at December 31, 2024, December 31, 2023, December 31, 2022, and December 31, 2021, respectively, as traded on The Nasdaq Capital Market.

(5)	The amounts presented reflect the net loss as reported in the Company’s audited financial statements for the periods presented.

(6)	The Company had no Defined Benefit or Actuarial Plans during the periods presented.

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)	Stock Awards ($)	Securities Underlying Options (#)	Full Value of Options ($)	All Other Compensation ($)	Total ($)
Cecil Bond Kyte (1)	2024	–	–	–	–	210,000	210,000
Chief Executive Officer	2023	–	–	–	–	–	–
	2022	–	–	–	–	–	–

_________________

(1)	Mr. Kyte was appointed Chief Executive Officer (“CEO”) effective April 15, 2021.

OPTION GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 2023, the Company granted no options to Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

No options were exercised by our Named Executive Officer, Cecil Bond Kyte, during the 2024 fiscal year. The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2024 fiscal year.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options ($)(1)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Cecil Bond Kyte	–	–	–	–	–	–

_________________

(1)	Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 30, 2024 the last trading day of the year was $0.15 per share.

EMPLOYMENT AGREEMENT

On February 19, 2025, QS Energy, Inc. (the “Company”) entered into an Employment Agreement (“Agreement”) with Cecil Bond Kyte, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The term (“Term”) of the Agreement is one (1) year and will automatically renew for successive one (1) year periods unless either Mr. Kyte or the Company provides notice, no later than December 1 of the then-current year of the Term, that the Agreement shall not be renewed.

The effective date of the Agreement is January 1, 2025 (“Effective Date”), and provides for Mr. Kyte to continue to serve as the Company’s CEO and CFO for a base salary of $35,000 per month. The Agreement also provides Mr. Kyte with a retention bonus of $1,557,500, payable in three (3) equal installments of $519,617. The Agreement provides that payment of each of the installments is subject to the Company’s financial condition, including the Company maintaining sufficient funds to pay, as due, its operating expenses and establishing a reasonable reserve therefor. Subject to the foregoing condition, the first installment of $519,167 was due on execution of the Agreement; the second installment of $519,617 will be due on the execution, delivery, and effective date of a customer contract for the purchase or lease and installation of the Company’s AOT product; and the third installment of $519,617 will be due on the execution, closing, and effective date of debt or equity financing in favor of the Company in an amount of no less than $5,000,000.

The Agreement also provides a further inducement to Mr. Kyte to continue his employment as CEO and CFO of the Company in the form of stock options. Upon execution of the Agreement, the Company issued to Mr. Kyte an option (“Option”) to purchase 20,817,500 shares of restricted common stock of the Company, at an exercise price of $0.03 per share. The Option immediately vested on the issuance thereof and expires 10 years from the Effective Date.

Upon execution of the Agreement, the Company also issued to Mr. Kyte an additional option (“Additional Option”) to purchase 3,500,000 shares of restricted common stock of the Company, at an exercise price equal to the price quoted in the OTC pink sheets for the Company’s publicly traded shares as of the Effective Date. The Additional Option immediately vested on the issuance thereof, and expires 10 years from the Effective Date.

In addition to the Option and Additional Option described above, the Agreement provides that Mr. Kyte will receive an option to purchase an additional 3,500,000 shares of restricted common stock of the Company on each annual renewal of the Agreement (“Renewal Option”), at a price equal to the price quoted in the OTC pink sheets for the Company’s publicly traded shares on the date of renewal of the Agreement. The Renewal Option will vest at the rate of one-twelfth (1/12th) per month on the last calendar day of each month, provided the Agreement is not terminated and Mr. Kyte continues to serve as the Company’s CEO and CFO on the date of vesting. The Renewal Option will expire 10 years from its issuance date.

The Agreement also contains other terms and conditions usual and customary in employment agreements.

The above description of material terms and conditions of the Agreement is qualified in its entirety by reference to the Agreement, a copy of which is attached to our Form 8-K, filed with the Securities and Exchange Commission on February 21, 2025.

DIRECTORS COMPENSATION

There was no Board compensation paid to our Directors for calendar year 2024. See our Director Compensation Policy, above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2024.

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each of our directors;
•	our Chief Executive Officer, who also serves as our Chief Financial Officer as of December 31, 2024, for his services rendered in all capacities to the Company (such individual is hereafter referred to as the “Named Executive Officer”), and all of our current directors and executive officers serving as a group; and,
•	our former director who resigned from that position on June 3, 2024.

Named Executive Officers and Director	Number of Shares of Common Stock Beneficially	Percentage of Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)	Owned (2)
Kyte, Cecil Bond, Chief Executive Officer, Chief Financial Officer (3)	16,968,333	3.96%
Bunting, Eric – Director (4)	15,320,535	3.58%
All current directors and executive officer as a group	32,288,868	7.54%

Dickson, Donald, Former Director (resigned June 2024) (5)	6,122,757	1.43%
All directors and former director and executive officer as a group	38,411,625	8.97%

_________________

(1)	Unless otherwise indicated, the address of each listed person is c/o QS Energy, Inc., 23902 FM 2978, Tomball, Texas 77375.

(2)	Percentage of beneficial ownership is based upon 428,424,880 shares of our common stock outstanding as of December 31, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to notes, options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such notes, options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Mr. Kyte owns 16,968,333 shares of common stock.

(4)	Dr. Bunting owns 14,652,621 shares of common stock. In addition, Dr. Bunting holds options under which he has the right to purchase 447,914 shares of common stock at prices ranging from $0.08 to $0.15 per share and a warrant under which he has the right to purchase 220,000 shares of common stock at a price of $0.07 per share.

(5)	Mr. Dickson owns 1,444,620 shares of common stock. In addition, Mr. Bunting holds options under which he has the right to purchase 3,813,852 shares of common stock at prices ranging from $0.02 to $0.48 per share. Furthermore, Mr. Dickson has the right to convert the balance due under convertible notes to 864,285 shares of common stock at conversion prices ranging from $0.035 to $0.05 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Accrued Expenses - Related Parties

As of December 31, 2024 and 2023, total accrued expenses – related parties amounted to $6,000 and $6,000, respectively. Included in the December 31, 2024 accrued amount are $6,000 in unpaid directors fees owed to members of the Board of Directors.

Reimbursements for Rent – Related Party

The Company reimburses Cecil Bond Kyte, Company CEO and CFO, in rent expenses for a home office and partial storage space in Carson City, Nevada at a rate of $1,000 per month under a month-to-month rental agreement (“Carson Rental Agreement”). Total rent expense under the Carson Rental Agreement during the years ended December 31, 2024, and 2023 were $12,000 and $12,000, respectively which are included as part of Operating Expenses in the attached consolidated statement of operations.

Director Independence

The Company believes Dr. Bunting is independent, and Mr. Kyte is not independent.

Item 14. Principal Accounting Fees and Services

The Board has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2024.

Weinberg & Company, P.A. was first appointed in fiscal year 2002, and has audited our financial statements for fiscal years 2002 through 2024.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2024 and 2023.

	Amount
	Fiscal	Fiscal
Type of Fee	Year 2024	Year 2023
Audit (1)	$83,000	$81,000
Audit Related (2)	–	–
Taxes (3)	9,000	13,000
All Other (4)	–	–
Total	$92,000	$94,000

_________________

(1)	This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.
(2)	Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.
(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)     The following documents are filed as part of this Form 10-K.

Financial Statements:

Reference is made to the contents to the consolidated financial statements of QS Energy, Inc. under Item 7 of this Form 10-K.

(b)     Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant
3.1(6)	Articles of Merger
3.1(5)	Amendment to Articles of Incorporation (12/20/13)
3.1(15)	Second amendment to Articles of Incorporation (10/12/17)
3.1(20)	Amendment to the Articles of Incorporation (02/14/25)
3.2(4)	Amended and Restated Bylaws of the Registrant
3.2(8)	Amendment to the Amended and Restated Bylaws
10.1(2)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.2(3)	License Agreement between the Registrant and Temple University dated August 9, 2011
10.4(7)	Registrant’s Business Plan
10.8(9)	Jason Lane Employment Agreement effective April 1, 2017
10.9(10)	Michael McMullen Employment Agreement effective April 1, 2017
10.10(11)	Bigger Separation Agreement effective April 1, 2017
10.13(12)	Forms of Convertible Note, Warrant, and Securities Purchase Agreement in 2017 Spring Offering
10.11(13)	Amendment to the License Agreement between the Registrant and Temple University
10.12(14)	Submission of Matters to a Vote of Security Holders
10.13(16)	Amendment to Jason Lane employment agreement
10.14(17)	Form of Spring 2018 Securities Purchase Agreement
10.15(18)	Form of Winter 2018-2019 Offering Securities Purchase Agreement
10.16(18)	Amendment to Jason Lane employment agreement effective April 1, 2019
10.17(18)	Amendment to Michael McMullen employment agreement effective April 1, 2019
10.18(19)	Fourth Amendment to Jason Lane employment agreement effective February 15, 2020
10.19(19)	Third Amendment to Michael McMullen employment agreement effective February 15, 2020
10.20(21)	Cecil Bond Kyte Employment Agreement effective January 1, 2025
19*	Insider Trading Policy
21(17)	List of Subsidiaries
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e)
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e)

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000
(2)	Incorporated by reference from Registrant’s Form 8-K filed on February 8, 2007
(3)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2011
(4)	Incorporated by reference from Registrant’s Form 8-K filed on July 8, 2013
(5)	Incorporated by reference from Registrant’s Form 8-K filed on December 20, 2013
(6)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2015
(7)	Incorporated by reference from Registrant’s Form 8-K filed on December 1, 2015
(8)	Incorporated by reference from Registrant’s Form 8-K filed on November 14, 2016
(9)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(10)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(11)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(12)	Incorporated by reference from Registrant’s Form 8-K filed June 6, 2017
(13)	Incorporated by reference from Registrant’s Form 8-K filed July 14, 2017
(14)	Incorporated by reference from Registrant’s Form 8-K filed July 19, 2017
(15)	Incorporated by reference from Registrant’s Form 8-K filed October 12, 2017
(16)	Incorporated by reference from Registrant’s Form 10-Q filed November 14, 2017
(17)	Incorporated by reference from Registrant’s Form 10-K filed April 2, 2018
(18)	Incorporated by reference from Registrant’s Form 10-K filed April 1, 2019
(19)	Incorporated by reference from Registrant’s Form 10-K filed March 30, 2020
(20)	Incorporated by reference from Registrant’s Form 8-K filed February 19, 2025
(21)	Incorporated by reference from Registrant’s Form 8-K filed February 21, 2025

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorize.

QS Energy, Inc.

Date: March 28, 2025	By:	/s/ Cecil Bond Kyte
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

NAME	TITLE	DATE

/s/ Cecil Bond Kyte	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors	March 28, 2025
Cecil Bond Kyte

/s/ Eric Bunting, M.D.	Director	March 28, 2025
Eric Bunting, M.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

QS ENERGY, INC. AND SUBSIDIARIES

DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of QS Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QS Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative operating cash flows since inception, has a stockholders’ deficit, and has financed its working capital requirements through the recurring sale of its debt and equity securities. In addition, as of December 31, 2024, notes payable with an aggregate balance of $2,339,000 and certain obligations to a former officer are past due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Convertible note transactions

As described in Note 4 to the financial statements, during 2024 the Company issued convertible notes in the aggregate of $1,353,000, and warrants to acquire shares of the Company’s common stock. The Company allocated the proceeds received from the issuance of the convertible notes and warrants based upon their relative fair values.

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

/s/Weinberg & Company, P.A.

Los Angeles, California

March 28, 2025

QS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2024	2023
ASSETS
Current assets:
Cash	$150,000	$70,000
Prepaid expenses	11,000	12,000
Total current assets	161,000	82,000
Property and equipment, net	3,000	2,000
Total assets	$164,000	$84,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements-past due	$2,433,000	$2,198,000
Accounts payable and accrued expenses	881,000	972,000
Convertible notes payable, net of discounts of $133,000 and $25,000, respectively: including $2,339,000 and $2,022,000, respectively, in default	2,524,000	2,101,000
PPP Loan payable	24,000	57,000
Total current liabilities	5,862,000	5,328,000
Total liabilities	5,862,000	5,328,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value: 500,000,000 shares authorized, 428,424,880 and 392,586,471 shares issued and outstanding at December 31, 2024 and 2023, respectively	428,425	392,587
Additional paid-in capital	121,173,575	119,729,413
Accumulated deficit	(127,300,000)	(125,366,000)
Total stockholders’ deficit	(5,698,000)	(5,244,000)
Total liabilities and stockholders’ deficit	$164,000	$84,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31
	2024	2023
Revenues	$–	$–

Operating expenses	1,385,000	688,000
Research and development expenses	191,000	203,000
Loss from operations	(1,576,000)	(891,000)

Interest and financing expense	(358,000)	(333,000)
Net Loss	$(1,934,000)	$(1,224,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	404,977,565	385,561,786

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2023	376,074,096	$376,075	$119,075,925	$(124,142,000)	$(4,690,000)

Common stock issued on conversion of notes payable	15,129,048	15,129	334,871	–	350,000
Warrants issued with convertible notes	–	–	231,000	–	231,000
Common stock issued on exercise of warrants	1,383,327	1,383	50,617	–	52,000
Fair value of warrants issued as compensation	–	–	37,000	–	37,000
Net loss	–	–	–	(1,224,000)	(1,224,000)
Balance, December 31, 2023	392,586,471	$392,587	$119,729,413	$(125,366,000)	$(5,244,000)

Common stock issued on conversion of notes payable	32,341,748	32,342	303,658	–	336,000
Warrants issued with convertible notes	–	–	782,000	–	782,000
Common stock issued on exercise of warrants	1,063,332	1,063	50,937	–	52,000
Common stock issued on cashless exercise of warrants	433,329	433	17,567	–	18,000
Fair value of warrants issued as compensation	–	–	152,000	–	152,000
Fair value of common stock issued for services	2,000,000	2,000	138,000	–	140,000
Net loss	–	–	–	(1,934,000)	(1,934,000)
Balance, December 31, 2024	428,424,880	$428,425	$121,173,575	$(127,300,000)	$(5,698,000)

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31
	2024	2023
Cash flows from Operating Activities
Net loss	$(1,934,000)	$(1,224,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of warrants issued as compensation	152,000	37,000
Fair value of common stock issued for services	140,000	–
Amortization of debt discount	98,000	103,000
Accrued interest expense	213,000	182,000
Depreciation	1,000	4,000
Gain on partial forgiveness of PPP note payable	–	–
Changes in operating assets and liabilities:
Operating lease right of use asset	–	–
Prepaid expenses	1,000	7,000
Accounts payable and accrued expenses	(73,000)	26,000
Accounts payable – license agreements	235,000	236,000
Operating lease liabilities	–	–
Net cash used in operating activities	(1,167,000)	(629,000)
Cash flows from investing activities
Purchase of property and equipment	(2,000)	–
Net cash used in investing activities	(2,000)	–
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	1,230,000	532,000
Net proceeds from exercise of warrants and options	52,000	52,000
Principal payment on PPP loan payable	(33,000)	(18,000)
Net cash provided by financing activities	1,249,000	566,000
Net increase (decrease) in cash	80,000	(63,000)
Cash, beginning of period	70,000	133,000
Cash, end of period	$150,000	$70,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$1,600
Non-cash investing and financing activities
Conversion of convertible notes to common stock, net	$1,034,000	$350,000
Cashless exercise of warrants applied to settlement of accounts payable	$18,000	$–
Relative fair value of warrants associated with issued convertible notes	$782,000	$231,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the twelve-months ended December 31, 2024, the Company incurred a net loss of $1,934,000, used cash in operations of $1,167,000 and as of December 31, 2024, had a stockholders’ deficit of $5,698,000. In addition, as of December 31, 2024, 43 notes payable with an aggregate balance of $2,339,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2024, the Company had cash on hand in the amount of $150,000. Management estimates that the current cash on hand will be sufficient to continue operations through March 2025. The AOT product is still in development and testing and has transitioned from laboratory testing to initial demonstration and continued testing in advance of our goal of seeking commercial acceptance and adoption by the upstream and midstream pipeline marketplace. QS Energy’s efforts in the foregoing regard have been substantially hampered by a lack of capital. The Company should be able to continue its efforts to commercialize its AOT product during 2025 only if sufficient capital is raised to do so. The Company can provide no assurances in its ability to raise the capital needed to continue efforts in 2025, or that any such capital will be available to it on acceptable terms and conditions.

Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, and certain payments to a former officer and consulting fees, during the remainder of 2025 and beyond.

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

Cash

Cash consists of demand deposits with banks. The Company holds no cash equivalents as of December 31, 2024 and 2023, respectively. The Company maintains its cash with domestic financial institutions. At times, cash balances may exceed federally insured limits of $250,000 per depositor at each financial institution. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institutions.

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

Impairment of Long-lived Assets

Our long-lived assets, such as property and equipment, are reviewed for impairment at least annually, or when events and circumstances indicate that depreciable or amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current value. Based upon management’s annual review, no impairments were recorded for the years ended December 31, 2024 and 2023.

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

Income Taxes

The Company uses an asset and liability method for accounting for income taxes. The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at anticipated future tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended December 31, 2024 and 2023, amounted to $191,000 and $203,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT product, all patent costs are expensed as incurred. During the years ended December 31, 2024 and 2023, patent costs were $34,000 and $30,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

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

Accounting for Warrants

The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are liability classified, pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) or derivatives or contain features that qualify as embedded derivatives pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). The classification of instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Liability classified warrants are measured at fair value at inception and at each reporting date, with changes in fair value recognized in the statements of operations in the period of change.

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

Loss per Common Share

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

For the years ended December 31, 2024 and 2023, the dilutive impact of outstanding stock options of 25,294,103 shares and 25,757,155 shares; outstanding warrants of 44,044,009 shares and 17,953,239 shares; and notes convertible into approximately 48,304,534 and 34,716,235 shares of our common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

Segment Information

The Company’s Chief Executive Officer (”CEO”) is our chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because our CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the consolidated financial results of QS Energy, Inc. (see Note 12).

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, requiring other new disclosures, and requiring enhanced interim disclosures. ASU 2023-07 requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. As of December 31, 2024, the Company has adopted ASU 2023-07. Adoption of the standard has not impacted our financial statements but has resulted in additional disclosures (See Note 12).

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

The Company’s management has evaluated all other the recently issued, but not yet effective, accounting standards and guidance that have been issued or proposed by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

2.	Property and Equipment

At December 31, 2024 and 2023, property and equipment consists of the following:

	December 31,
	2024	2023

Office equipment	$37,000	$35,000
Furniture and fixtures	5,000	5,000
Testing equipment	37,000	37,000
Leasehold Improvements	25,000	25,000
Subtotal	104,000	102,000
Less accumulated depreciation	(101,000)	(100,000)
Total	$3,000	$2,000

Depreciation expense for the years ended December 31, 2024 and 2023 was $1,000 and $4,000, respectively.

3.	Leases

The Company accounts for its leases in accordance with ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. At December 31, 2024 and 2023, the Company had no long term leases.

During the years ended December 31, 2024 and 2023, the Company rented certain spaces on a month-to-month basis, and rent expense was $15,800 and 16,800, respectively.

4.	Convertible Notes Payable

	December 31,
	2024	2023

Convertible notes	$1,651,000	$1,332,000
Accrued interest	1,006,000	794,000
Total outstanding debt, including $2,339,000 and $2,022,000 in default at December 31, 2024 and 2023, respectively	2,657,000	2,126,000
Less: Unamortized debt discount	(133,000)	(25,000)
Total outstanding debt, net of unamortized debt discount	$2,524,000	$2,101,000

Convertible notes

At December 31, 2022, convertible notes payable totaled $1,393,000. During the year ended December 31, 2023, the Company issued convertible promissory notes in the aggregate of $585,000 for cash proceeds of $532,000, net of original issue discount (OID) of $53,000. The notes are unsecured, with a 10% original issue discount, mature in twelve months from issuance, and are convertible into 11,715,748 shares of the Company’s common stock at $0.05 per share. In addition, the Company granted the note holders warrants to purchase 11,715,748 shares of the Company’s common stock with a relative value of $231,000. The warrants are fully vested, and expire one year from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 1.0 year, stock price of $0.06 to $0.07, exercise price of $0.07, volatility of 169% to 206%, risk-free rate of 4.64% to 5.46%, and no forfeiture rate. Also during 2023, convertible notes of $646,000, net of unamortized discount of $296,000, were converted into 15,129,048 shares of common stock. At December 31, 2023, total outstanding convertible notes payable totaled $1,332,000.

During the year ended December 31, 2024, the Company issued convertible promissory notes in the aggregate of $1,353,000 for cash proceeds of $1,230,000, net of OID of $123,000. The notes are unsecured, with a 10% original issue discount, mature in twelve months from issuance, and are convertible into 42,457,348 shares of the Company’s common stock at $0.03 to $0.05 per share. In addition, the Company granted the note holders warrants to purchase 42,457,348 shares of the Company’s common stock with a relative fair value of $782,000. The warrants are fully vested and expire one year from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 1.0 year, stock price of $0.05 to $0.12, exercise price of $0.04 to $0.07, volatility of 156% to 174%, risk-free rate of 3.98% to 5.09%, and no forfeiture rate. Also during 2024, convertible notes of $1,034,000, net of unamortized discount of $699,000, were converted into 32,341,748 shares of common stock. At December 31, 2024, total outstanding convertible notes payable totaled $1,651,000. As of December 31, 2024, convertible notes payable and accrued interest are convertible into 48,304,534 shares of common stock at conversion rates ranging from $0.02 to $0.48 per share. As of December 31, 2024, a total of 43 convertible notes and accrued interest in the aggregate of $2,339,000 have reached maturity and are past due. The Company is currently in negotiations with these noteholders to settle these past due notes payable.

Accrued interest

At December 31, 2022, accrued interest on convertible notes payable totaled $611,000. During the year ended December 31, 2023, accrued interest of $182,000 was recorded. At December 31, 2023, accrued interest on convertible notes payable totaled $793,000.

During the year ended December 31, 2024, accrued interest of $213,000 was recorded. At December 31, 2024, accrued interest on convertible notes payable totaled $1,006,000.

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

During the year ended December 31, 2024, debt discount of $905,000 was recorded for the relative fair value of warrants of $782,000 and OID of $123,000, debt discount amortization of $98,000 was recorded, and $699,000 of debt discount was removed and included in the carrying amount of related convertible notes payable that were converted into shares of common stock. At December 31, 2024, the unamortized debt discount was $133,000.

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

At December 31, 2021, the balance of the PPP loan was $75,000. During the year ended December 31, 2023, the Company paid $18,000 of principal on the PPP loan, and at December 31, 2023, the balance of the PPP loan was $57,000. During the year ended December 31, 2024, the Company paid $33,000 of principal on the PPP loan, and at December 31, 2024, the balance of the PPP loan was $24,000. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of December 31, 2024.

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

For the years ended December 31, 2024 and 2023, our research and development expenses were $191,000 and $203,000, respectively.

AOT Prototypes

During the years ended December 31, 2024 and 2023, the Company incurred total expenses of $3,000 and $14,000, respectively, in the manufacture and testing of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

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

Total expenses recognized during each twelve-month period ended December 31, 2024 and 2023 pursuant to these two License Agreements amounted to $188,000 and has been reflected in Research and Development expenses on the accompanying consolidated statements of operations. In the twelve-month periods ended December 31, 2024 and 2023, the Company also recognized penalty interest on past-due balances of $48,000 and $48,000, respectively, which is included as part of interest and financing expense in the accompanying consolidated statements of operations.

As of December 31, 2024 and 2023, total unpaid fees due to Temple pursuant to these agreements are $2,433,000 and $2,198,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $2,298,000 are deemed past due. The Company is currently in discussions with Temple to settle or cure the past due balance.

No revenues were earned from the two License Agreements during the year ended December 31, 2024 and 2023.

7.	Income Taxes

The Company did not provide for any Federal and State income tax for the years ended December 31, 2024 and 2023 due to the Company’s net losses. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2024	2023
Computed tax provision (benefit) at federal statutory rate (21%)	$(62,000)	$(70,000)
Valuation allowance	62,000	70,000
Income tax provision	$–	$–

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31,
	2024	2023
Net operating loss carry forwards	$12,657,000	$12,698,000
Stock based compensation	(32,000)	(8,000)
Other temporary differences	(33,000)	(57,000)
Valuation allowance	(12,592,000)	(12,633,000)
Total deferred taxes net of valuation allowance	$–	$–

As of December 31, 2024, the Company had net operating losses available for carry forward for state and federal tax purposes of approximately $60 million expiring through 2044. These carry forward benefits will be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

As of December 31, 2024, the Company recorded a valuation allowance of $12,592,000 for its deferred tax assets since the Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. This valuation is based on the federal corporate tax rate of 21%.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2024 and 2023, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Texas. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2024, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2024 and 2023.

8.	Common Stock

Year Ending December 31, 2024

During the year ended December 31, 2024, the Company issued an aggregate of 35,838,409 shares of its common stock as follows:

•	The Company issued 32,341,748 shares of its common stock upon the conversion of $1,034,000 in convertible notes, net of unamortized discount of $698,000, pursuant to convertible notes conversion prices of $0.03 to $0.05 per share.

•	The Company issued 1,063,332 shares of its common stock upon the exercise of warrants at $0.04 to $0.07 per share, for total proceeds of $52,000.

•	The Company issued 433,329 shares of its common stock upon the cashless exercise of warrants at $0.02 to $0.06 per share for $18,000, which were applied to the settlement of accounts payable.

•	The Company issued 2,000,000 shares of its common stock upon services with a fair value of $140,000, at $0.07 per share.

Year Ending December 31, 2023

During the year ended December 31, 2023, the Company issued an aggregate of 16,512,375 shares of its common stock as follows:

•	The Company issued 15,129,048 shares of its common stock upon the conversion of $646,000 in convertible notes at $0.03 to $0.05 per share, net of unamortized discount of $296,000.

•	The Company issued 1,383,327 shares of its common stock upon the exercise of warrants of $52,000, at $0.04 to $0.07 per share.

9.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options and warrants vest and expire according to terms established at the grant date.

Options

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. The weighted average, remaining contractual life of employee and non-employee options outstanding at December 31, 2024 was 2.9 years. Stock option activity for the period January 1, 2023 to December 31, 2024, was as follows:

	Options	Weighted Avg. Exercise Price
Options outstanding, December 31, 2022	26,057,601	$0.15
Options granted	–	–
Options exercised	–	–
Options cancelled	(300,446)	0.72
Options outstanding, December 31, 2023	25,757,155	$0.14
Options granted	–	–
Options exercised	–	–
Options cancelled	(463,052)	0.85
Option outstanding, December 31, 2024	25,294,103	$0.13

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of December 31, 2024, were as follows:

As of December 31, 2024, the market price of the Company’s stock was $0.15 per share. At December 31, 2024 the aggregate intrinsic value of the options outstanding was $1,287,000. Future unamortized compensation expense on the unvested outstanding options at December 31, 2024 is $0.

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	22,055,551	3.1	$0.10	22,055,551	$0.10
$0.25 - $0.49	3,238,552	1.7	0.36	3,238,552	0.36
	25,294,103	2.9	$0.13	25,294,103	$0.13

Year Ending December 31, 2024 and 2023

During the year ended December 31, 2024 and 2023, the Company did not issue any options.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants.

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, December 31, 2022	20,314,153	$0.04
Warrants granted	12,482,410	0.07
Warrants exercised	(1,383,327)	0.04
Warrants expired	(13,459,997)	0.04
Warrants outstanding, December 31, 2023	17,953,239	$0.06
Warrants granted	44,340,676	0.04
Warrants exercised	(1,496,661)	0.05
Warrants cancelled	(16,753,245)	0.06
Warrants outstanding, December 31, 2024	44,044,009	$0.04

At December 31, 2024 the price of the Company’s common stock was $0.15 per share and the aggregate intrinsic value of the warrants outstanding was $4,704,000. As of December 31, 2024, 44,010,676 warrants were fully vested and 33,333 warrants vest in January 2025.

	Outstanding Warrants			Exercisable Warrants
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.03 - $0.24	44,044,009	0.7	$0.04	44,010,676	$0.04
	44,044,009	0.7	$0.04	44,010,676	$0.04

Year Ending December 31, 2024

•	During 2024, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 42,457,348 shares of common stock with an exercise price of $0.04 to $0.07 per share, vesting immediately upon grant and expiring one year from the date of grant.

•	During 2024, pursuant to terms of consulting agreements, the Company granted warrants to purchase 1,883,328 shares of common stock with an exercise price of $0.03 to $0.15 per share, vesting up to one month from the date of grant and expiring one to two years from the date of grant. Total fair value of these options at grant date was approximately $152,000 determined using the Black-Scholes Option Pricing model with the following assumptions: life of 1 to 2 years; risk free interest rate of 3.55% to 4.97%; volatility of 167% to 188% and dividend yield of 0%. During the year ended December 31, 2024, the Company recognized compensation expense of $150,000 based on the fair value of the warrants that vested.

Year Ending December 31, 2023

•	During 2023, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 11,715,748 shares of common stock with an exercise price of $0.07 per share, vesting immediately upon grant and expiring one year from the date of grant.

•	During 2023, pursuant to terms of consulting agreements, the Company granted warrants to purchase 766,662 shares of common stock with an exercise price of $0.03 to $0.13 per share, vesting up to one month from the date of grant and expiring one to two years from the date of grant. Total fair value of these options at grant date was approximately $37,000 determined using the Black-Scholes Option Pricing model with the following assumptions: life of 1 to 2 years; risk free interest rate of 0.73% to 5.07%; volatility of 182% to 245%; and dividend yield of 0%. During the year ended December 31, 2023, the Company recognized compensation expense of $37,000 based on the fair value of the warrants that vested.

10.	Related Party Transactions

Accrued Expenses – Related Party

As of December 31, 2024 and 2023, total accrued expenses – related parties amounted to $6,000 and $6,000 and are included in accrued expense on the accompany consolidated balance sheet. The accrued expenses – related parties consist of unpaid board and committee fees to members of the Company’s Board of Directors.

Reimbursements for Rent – Related Party

The Company reimburses Cecil Bond Kyte, Company CEO and CFO, in rent expenses for a home office and partial storage space in Carson City, Nevada at a rate of $1,000 per month under a month-to-month rental agreement (“Carson Rental Agreement”). Total rent expense under the Carson Rental Agreement during the years ended December 31, 2024, and 2023 were $12,000 and $12,000, respectively which are included as part of Operating Expenses in the attached consolidated statement of operations.

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

Contractual Commitments

The Company’s contractual commitments for future periods, licensing agreements and minimum guaranteed compensation payments as described in the following table and associated footnotes:

Year ending December 31,	License Agreements (1)	Compensation Agreements (2)	Total Obligations
2025	$187,500	$–	$187,500
2026	187,500	–	187,500
2027	187,500	–	187,500
2028	187,500	–	187,500
2029	187,500	–	187,500
Total	$937,500	$197,000	$1,134,500

(1)	Consists of license maintenance fees to Temple University in the amount of $187,500 paid annually through the life of the underlying patents or until otherwise terminated by either party (see Note 6).

(2)	Consists of certain contractually provided benefits to a former executive officer pursuant to a severance agreement and amendments thereto. The balance due as of December 31, 2024, of $197,000 is included as part of Accounts payable and accrued expenses in the accompanying consolidated balance sheets, of which the total amount is in arrears. The former executive officer disputes the amount identified in the above table, claiming the above amount is less than the amount to which he believes he is owed. Absent an agreement to settle the dispute, and in the event the former executive officer elects to initiate litigation regarding the dispute, including claims for interest and penalties to which the former executive officer believes he is entitled, the Company has reserved, and if necessary and appropriate will assert, all factual and legal defenses, counter-claims, rights, and remedies it may have in any such suit.

12. Segment information

The Company operates and manages its business as one reportable and operating segment dedicated to biopharmaceutical research and development company specializing in oncology. The measure of segment assets is reported on the balance sheet as total consolidated assets. In addition, the Company manages the business activities on a consolidated basis.

The Company’s CODM reviews financial information presented on a consolidated basis and decides how to allocate resources based on consolidated net income (loss).

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Year ended December 31,
	2024	2023
Revenue	$–	$–

Less:
Research and development	(191,000)	(203,000)
Payroll and related	(296,000)	(94,000)
Share-based compensation	(292,000)	(37,000)
Consulting related to intellectual property	(439,000)	(248,000)
Insurance	(77,000)	(76,000)
Operating expenses	(281,000)	(233,000)
Interest expense	(358,000)	(333,000)
Net loss	$(1,934,000)	$(1,224,000)

13.	Subsequent Events

In January through March 2025, pursuant to terms of a consulting agreement, the Company granted warrants to purchase 99,999 shares of common stock with an exercise price of $0.14 to $0.15 per share, vesting one month from grant and expiring two years from the date of grant.

In January through March 2025, the Company issued convertible promissory notes in the aggregate of $1,119,000 for cash proceeds of 1,017,000, net of OID $102,000. The notes are unsecured, have an implied interest rate of 10%, mature in twelve months from issuance, and are convertible into 13,988,839 shares of the Company’s common stock at $0.08 per share. In addition, the Company granted the note holders warrants to purchase 13,988,839 shares of the Company’s common stock at $0.10 per share. The warrants are fully vested and expire one year from the date of issuance.

In January 2025, the Company issued 3,051,400 shares of its common stock upon the exercise of warrants for proceeds of $214,000 at an exercise price of $0.07 per share.

In February 2025, the Company issued 166,665 shares of its common stock upon settlement of accounts payable of $12,000, at $0.06 to $0.09 per share.

In February and March 2025, the Company issued 10,283,332 shares of its common stock as compensation to consultants of $1,462,000, at $0.04 to $0.16 per share.

In March 2025, the Company issued stock option grants to purchase up to 11,050,000 shares of its common stock at $0.03 per share to consultants and an employee. The options fully vest up to two years on the issuance thereof and expire 10 years from the effective date of issuance.

On February 14, 2025, upon reinstatement of the Company’s Director Compensation Policy, the Company, pursuant to its Director Compensation Policy, issued to Mr. Kyte options to purchase 7,218,750 shares, and to Mr. Bunting options to purchase 5,541,666 shares, of restricted common stock of the Company at exercise prices of $0.02 to $0.15 per share (“Director Options”). The Director Options fully vest up to twelve months on the issuance thereof and expire 10 years from the effective date of issuance.

On February 19, 2025, the Company entered into an Employment Agreement with Cecil Bond Kyte, pursuant to which, among other things, Mr. Kyte was issued additional options to purchase shares of common stock of the Company. See a discussion of Mr. Kyte’s Employment Agreement in Item 11 (Executive Compensation) of the Form 10-K, to which these Consolidated Financial Statements of the Company are attached.

In January through March 2025, the Company issued 12,471,915 shares of its common stock upon the conversion of notes payable and accrued interest thereon at conversion prices ranging between $0.07 to $0.15 per share.

