Form 10-Q
period 2025-03-31
QS Energy, Inc.
filed 2025-05-14
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-29185

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

The number of shares of the Registrant’s Common Stock outstanding as of May 9, 2025 was 491,580,074.

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

2

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$526,000	$150,000
Prepaid expenses	40,000	11,000
Total current assets	566,000	161,000
Property and equipment, net	3,000	3,000
Total assets	$569,000	$164,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements-past due	$2,492,000	$2,433,000
Accounts payable and accrued expenses	903,000	881,000
Convertible notes payable, net of discounts of $320,000 and $133,000 respectively; includes $1,207,000 and $2,339,000, respectively, in default	1,507,000	2,524,000
PPP loan payable	14,000	24,000
Total current liabilities	4,916,000	5,862,000
Total liabilities	4,916,000	5,862,000

Commitments and contingencies		–

Stockholders’ deficit
Common stock, $.001 par value: 750,000,000 shares authorized, 483,744,622 and 428,424,880 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	483,744	428,425
Additional paid-in capital	132,143,256	121,173,575
Accumulated deficit	(136,974,000)	(127,300,000)
Total stockholders’ deficit	(4,347,000)	(5,698,000)
Total liabilities and stockholders’ deficit	$569,000	$164,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended
	March 31,
	2025	2024

Revenues	$–	$–

Costs and expenses
Operating expenses	9,512,000	326,000
Research and development expenses	47,000	47,000
Loss from operations	(9,559,000)	(373,000)

Other income (expense)
Interest and financing expense	(115,000)	(76,000)

Net Loss	$(9,674,000)	$(449,000)

Net loss per common share, basic and diluted	$(0.02)	$(0.00)
Weighted average common shares outstanding, basic and diluted	438,187,647	393,373,111

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the Three months Ended MARCH 31, 2024 and 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024	392,586,471	$392,587	$119,729,413	$(125,366,000)	$(5,244,000)
Common stock issued on conversion of notes payable	3,212,000	3,212	73,788	–	77,000
Relative fair value of warrants issued with convertible notes	–	–	85,000	–	85,000
Common stock issued on exercise of warrants	133,332	133	3,867	–	4,000
Fair value of warrants issued as compensation	–	–	5,000	–	5,000
Fair value of common stock issued for services	2,000,000	2,000	138,000	–	140,000
Net loss	–	–	–	(449,000)	(449,000)
Balance, March 31, 2024	397,931,803	$397,932	$120,035,068	$(125,815,000)	$(5,382,000)

See notes to condensed consolidated financial statements.

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	428,424,880	$428,425	$121,173,575	$(127,300,000)	$(5,698,000)
Common stock issued upon conversion of notes payable	40,278,345	40,278	1,607,722	–	1,648,000
Relative fair value of warrants issued with convertible notes	–	–	798,000	–	798,000
Common stock issued on exercise of stock options and warrants	3,091,400	3,091	212,909	–	216,000
Common stock issued upon cashless exercise of warrants to settle vendor payables	1,649,997	1,650	69,350	–	71,000
Fair value of vested stock options and warrants	–	–	6,649,000	–	6,649,000
Fair value of common stock issued for services	8,800,000	8,800	1,394,200	–	1,403,000
Fair value of common stock issued as compensation	1,500,000	1,500	238,500	–	240,000
Net loss	–	–	–	(9,674,000)	(9,674,000)
Balance, March 31, 2025	483,744,622	$483,744	$132,143,256	$(136,974,000)	$(4,347,000)

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Three months ended
	March 31,
	2025	2024
Cash flows from Operating Activities
Net loss	$(9,674,000)	$(449,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options and warrants	6,649,000	5,000
Fair value of common stock issued for services	1,403,000	140,000
Fair value of common stock issued as compensation	240,000	–
Amortization of debt discount	46,000	15,000
Accrued interest expense	57,000	49,000
Depreciation and amortization	–	1,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,000)	1,000
Accounts payable and accrued expenses	93,000	10,000
Accounts payable – license agreements	59,000	58,000
Net cash used in operating activities	(1,156,000)	(170,000)

Cash flows from financing activities
Net proceeds from exercise of warrants	216,000	4,000
Net proceeds from issuance of convertible notes and warrants	1,326,000	181,000
Principal payment on PPP loan payable	(10,000)	(7,000)
Net cash provided by financing activities	1,532,000	178,000

Net increase in cash	376,000	8,000
Cash, beginning of period	150,000	70,000
Cash, end of period	$526,000	$78,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$–
Non-cash investing and financing activities
Conversion of convertible notes and accrued interest into common stock	$2,345,000	$77,000
Cashless exercise of warrants applied to settlement of accounts payable	$71,000	–
Relative fair value of warrants issued with convertible notes	$782,000	$85,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2025, the Company incurred a net loss of $9,674,000, used cash in operations of $1,156,000 and had a stockholders’ deficit of $4,347,000 as of March 31, 2025. In addition, as of March 31, 2025, 30 notes payable with an aggregate balance of $1,207,000, license agreement payables of $2,492,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2024 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2025, the Company had cash on hand in the amount of $526,000. Management estimates that the current funds on hand will be sufficient to continue operations through approximately June 2025. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure of controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation, certain payments to a former officer and consulting fees, during the remainder of 2025 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders in case of equity financing.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025. The condensed consolidated balance sheet as of December 31, 2024, included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

At March 31, 2025 and 2024, we excluded the following dilutive shares as their effect would have been anti-dilutive.

	March 31, 2025	March 31, 2024
Options	77,365,689	25,757,155
Warrants	57,636,519	19,887,473
Common stock issuable upon conversion of notes payable	27,213,883	36,272,510
Total	162,216,091	81,917,138

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

Research and Development Costs

Research and development costs are expensed as incurred, and consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s products. Certain research and development activities are incurred under contract. In those instances, research and development costs are charged to operations ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s consolidated balance sheet and then charged to research and development costs in the Company’s consolidated statement of operations as those contract services are performed. For the three-month periods ended March 31, 2025 and 2024 research and development costs were $47,000 and $47,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT product, all patent costs are expensed as incurred. During the three-month periods ended March 31, 2025 and 2024, patent costs were $1,000 and $26,000, respectively, and were included as part of operating expenses in the accompanying condensed consolidated statements of operations.

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

3.	Accounts Payable and Accrued Expenses

As of March 31, 2025 and December 31, 2024, the Company owed $197,000 and $197,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019, (the “Letter Agreements”) which have been included as part of accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet. The payments are to be made at $10,000 per month. During the three months ended March 31, 2025 the Company made no payments.

4.	Convertible Notes Payable

	March 31, 2025 (unaudited)	December 31, 2024
Convertible notes	$1,263,000	$1,651,000
Accrued interest	564,000	1,006,000
Total outstanding debt, including $1,207,000 and $2,339,000 in default at March 31, 2025 and December 31, 2024, respectively	1,827,000	2,657,000
Unamortized debt discount	(320,000)	(133,000)
Balance on convertible notes, net of note discounts	$1,507,000	$2,524,000

Convertible notes

At December 31, 2024, total outstanding convertible notes payable totaled $1,651,000. During the three-month period ended March 31, 2025, the Company issued convertible promissory notes in the aggregate of $1,458,000 for cash proceeds of $1,326,000, net of original issue discount (“OID”) of $132,000. The notes are unsecured, mature in twelve months from issuance, and are convertible into shares of the Company’s common stock at $0.08 per share.

In addition, the Company granted the note holders warrants to purchase 18,227,241 shares of the Company’s common stock with a relative fair value of $798,000. The warrants are fully vested, and expire one year from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 1.0 year, stock price of $0.16, exercise price of $0.10, volatility of 160%, risk-free rate of 4.03%, and no forfeiture rate.

Also, during the period ended March 31, 2025, convertible notes of $1,846,000, net of unamortized discount of $698,000, were converted into 31,714,421 shares of common stock (see related accrued interest below). At March 31, 2025, total outstanding convertible notes payable totaled $1,263,000. As of March 31, 2025, convertible notes payable and accrued interest are convertible into approximately 27,213,883 shares of common stock at conversion rates ranging from $0.03 to $0.48 per share. As of March 31, 2025, a total of 30 convertible notes and accrued interest in the aggregate of $1,207,000 have reached maturity and are past due.

Accrued interest

At December 31, 2024, accrued interest on convertible notes payable totaled $1,006,000. During the period ended March 31, 2025, accrued interest of $499,000 was converted into 8,563,924 shares of common stock. During the three-month period ended March 31, 2025, accrued interest of $57,000 was recorded. At March 31, 2025, accrued interest on convertible notes payable totaled $564,000.

Debt discount

At December 31, 2024, the unamortized debt discount was $133,000. During the three-month period ended March 31, 2025, debt discount of $931,000 was recorded for the relative fair value of warrants of $798,000 and OID of $133,000, debt discount amortization of $46,000 was recorded, and $698,000 of debt discount was removed and included in the carrying amount of related convertible notes payable that were converted into shares of common stock. At March 31, 2025, the unamortized debt discount was $320,000.

5.	PPP loan payable

In June 2020, the Company was granted a loan (the “PPP loan”) from Cadence Bank in the aggregate amount of $151,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

At December 31, 2024, the balance of the PPP loan was $24,000. During the three-month period ended March 31, 2025, the Company paid $10,000 of principal on the PPP loan, and at March 31, 2025, the balance of the PPP loan was $14,000. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of March 31, 2025.

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

For the three-month periods ended March 31, 2025 and 2024, our research and development expenses were $47,000 and $47,000, respectively, including $1,000 and $1,000, respectively, in the manufacture and testing of the AOT prototype equipment.

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

Total expenses recognized during each three-month period ended March 31, 2025 and 2024 pursuant to these two License Agreements amounted to $46,000 and $46,000, respectively, and has been reflected in Research and Development expenses on the accompanying condensed consolidated statements of operations. In the three-month periods ended March 31, 2025 and 2024, the Company also recognized penalty interest on past-due balances of $12,000 and $12,000, respectively, which is included as part of interest and financing expense in the accompanying condensed consolidated statements of operations.

As of March 31, 2025 and December 31, 2024, total unpaid fees due to Temple pursuant to these agreements are $2,492,000 and $2,433,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying condensed consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $2,357,000 are deemed past due.

No revenues were earned from the two License Agreements during the three-month periods ended March 31, 2025 and March 31, 2024.

7.	Common Stock

During the three months ended March 31, 2025, the Company issued 55,319,742 shares of its common stock as follows:

•	The Company issued 40,278,345 shares of its common stock upon the conversion of $1,846,000 in convertible notes and $499,000 of accrued interest, net of unamortized discount of $698,000, pursuant to convertible notes conversion prices of $0.03 to $0.15.

•	The Company issued 3,091,400 shares of its common stock upon the exercise of stock options and warrants of $216,000 with conversion prices of $0.05 to $0.07 per share.

•	The Company issued 8,800,000 shares of its common stock for services of $1,403,000 valued at $0.04 to $0.16 per share based on the closing price of the Company’s common stock on the dates granted.

•	The Company issued 1,500,000 shares of its common stock to its corporate secretary as compensation of $240,000 valued at $0.16 per share.

•	The Company issued 1,649,997 shares of its common stock upon the cashless exercise of warrants at $0.06 to $0.09 per share for $71,000, which were applied to the settlement of vendor accounts payable.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services, and for financing costs.

Stock Options

Stock options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at March 31, 2025 was 7.6 years. Stock option activity for the period January 1, 2025 up to March 31, 2025, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2025	25,294,103	$0.13
Granted (including 43,300,138 options granted to related parties)	52,850,138	0.04
Exercised	(40,000)	0.05
Expired	(738,552)	0.48
March 31, 2025	77,365,689	$0.07

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of March 31, 2025 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	74,865,689	7.8	$0.06	74,032,356	$0.06
$0.25 - $0.49	2,500,000	2.0	$0.33	2,500,000	$0.33
	77,365,689	7.6	$0.07	76,532,356	$0.07

In the three-month period ending March 31, 2025, the Company issued options to purchase 17,482,638 shares of common stock to members of the Board of Directors, including 7,218,750 options issued to the Company’s CEO/CFO (see Note 9), upon reinstatement of the Director Compensation Policy. 7,656,250 options are exercisable at $0.02 per share, 4,375,000 options are exercisable at $0.04 per share, 2,430,555 options are exercisable at $0.06 per share, 2,187,500 options are exercisable at $0.08 per share, and 833,333 options are exercisable at $0.15 per share. 16,649,305 of the options were fully vested at the date of grant and 833,333 of the options vest over one year. Total fair value of these options at grant date was $2,571,000 using the Black-Scholes Option Pricing model with the following assumptions: expected life of 5 to 6 years; risk free interest rate of 3.95% to 4.47%; volatility of 179% and dividend yield of 0%. During the three-month period ended March 31, 2025, the Company recognized compensation costs based on the fair value of options that vested of $2,481,000.

In the three-month period ending March 31, 2025, the Company issued options to purchase 24,317,500 shares of common stock upon execution of an employment agreement with Cecil Bond Kyte, the Company’s CEO and CFO (see Note 9). The options are exercisable at a price of $0.03, fully vested at the date of grant, and expire 10 years from the date of grant. Total fair value of these options at grant date was $3,574,000 using the Black-Scholes Option Pricing model with the following assumptions: expected life of 5 years; risk free interest rate of 4.57%; volatility of 179% and dividend yield of 0%. During the three-month period ended March 31, 2025, the Company recognized compensation costs based on the fair value of options that vested of $3,574,000.

In the three-month period ending March 31, 2025, the Company issued options to purchase 1,500,000 shares of common stock to its corporate secretary as compensation. The options are exercisable at a price of $0.03, one third vested at the date of grant, and the balance will vest two years from the date of grant, and expire 10 years from the date of grant. Total fair value of these options at grant date was $238,000 using the Black-Scholes Option Pricing model with the following assumptions: expected life of 6 years; risk free interest rate of 4.32%; volatility of 179% and dividend yield of 0%. During the three-month period ended March 31, 2025, the Company recognized compensation costs based on the fair value of options that vested of $79,000.

In the three-month period ending March 31, 2025, the Company issued options to purchase 9,550,000 shares of common stock in exchange for services. The options are exercisable at a price of $0.03, one third vested at the date of grant, and the balance will vest two years from the date of grant, and expire 10 years from the date of grant. Total fair value of these options at grant date was $1,513,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 10 years; risk free interest rate of 4.32%; volatility of 179% and dividend yield of 0%. During the three-month period ended March 31, 2025, the Company recognized compensation costs based on the fair value of options that vested of $504,000.

As of March 31, 2025, the market price of the Company’s stock was $0.25 per share. At March 31, 2025, the aggregate intrinsic value of the options outstanding at March 31, 2025 was $14,298,000.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2025 up to March 31, 2025.

	Warrants	Weighted Avg. Exercise Price
January 1, 2025	44,044,009	$0.04
Granted	18,327,240	0.10
Exercised	(4,701,397)	0.06
Expired	(33,333)	0.13
March 31, 2025	57,636,519	$0.06

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of March 31, 2025 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	57,636,519	1.0	$0.06	57,603,186	$0.06
	57,636,519	1.0	$0.06	57,603,186	$0.06

In the three-month period ending March 31, 2025, the Company issued warrants to purchase 99,999 shares of common stock in exchange for services. The warrants are exercisable at a price of $0.14 to $0.16, vest one month from the date of grant, and expire two years from the date of grant. Total fair value of these warrants at grant date was $11,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 3.94% to 4.29%; volatility of 154% to 158% and dividend yield of 0%. During the three-month period ended March 31, 2025, the Company recognized compensation costs based on the fair value of warrants that vested of $10,000.

At March 31, 2025, the market price of the Company’s common stock was $0.25 per share. At March 31, 2025, the aggregate intrinsic value of warrants outstanding was $10,958,000.

9.       Related party transactions

Employment Agreement with CEO/CFO

Effective April 15, 2021, Cecil Bond Kyte was appointed to serve as the Company’s Chief Executive Officer and Chief Financial Officer upon mutually acceptable terms and conditions to be determined at a later date subject to the Company’s financial condition. From April 15, 2021 through July 7, 2024, Mr. Kyte served as the Company’s CEO and CFO without compensation. For the period July 7, 2024, through December 31, 2024, the Company paid Mr. Kyte $210,000 for his services as CEO and CFO of the Company.

Effective January 1, 2025, the Company entered into an employment agreement (“Agreement”) with Mr. Kyte to serve as the Company’s CEO and CFO, with an annual base salary of $420,000. In addition, the Agreement provides for the payment of a retention bonus (“Bonus”) in the amount of $1,557,500 to Mr. Kyte, $517,167 of which was paid to Mr. Kyte on execution of the Agreement; $519,167 of the Bonus will be paid to Mr. Kyte on the execution and delivery of a customer contract for the lease or purchase of the Company’s AOT product; and, $519,166 of the Bonus will be paid to Mr. Kyte upon the execution, closing, and effective date of debt or equity financing in favor of the Company in the amount of no less than $5,000,000. As part of the employment agreement, Mr. Kyte was also issued a stock option exercisable into 20,817,500 shares of the Company’s restricted common stock at an exercise price of $0.03 per share, and a stock option exercisable into 3,500,000 shares of the Company’s restricted common stock at an exercise price of $0.03 per share (See Note 8). The stock options vested immediately and expire in ten years. Mr. Kyte was also issued stock options exercisable into 7,218,750 shares of the Company’s restricted stock in his capacity as a member of the Board of Directors and as a Chairman of the Board who oversees financial and audit functions, which vest up to one year, and have an exercise price of $0.02 to $0.15 per share. During the three months ended March 31, 2025, the Company paid $624,000 to Mr. Kyte under this employment agreement, and recorded the fair value of vested stock options of $4,581,000 which costs are included in operating expense in the Company’s condensed consolidated statements of operations for such period. During the three months ended March 31, 2024, there were no employment agreement related transactions with Mr. Kyte. A copy of Mr. Kyte’s Employment Agreement with the Company was included as an attachment to Form 8-K filed with the SEC on February 21, 2025.

Reimbursements for Rent

The Company reimburses Mr. Kyte in rent expenses for a home office and partial storage space in Carson City, Nevada at a rate of $1,000 per month under a month-to-month rental agreement. Total rent expense during the three-month period ended March 31, 2025, and 2024 were $3,000 and $3,000, respectively which are included as part of operating expenses in the attached consolidated statement of operations.

Other

During the three months ended March 31, 2025, the Company issued to its corporate secretary 1,500,000 shares of restricted common stock with a fair value of $240,000 (see Note 7), and stock options exercisable into 1,500,000 shares of common stock (See Note 8). The Company also issued stock options exercisable into 10,263,888 shares of common stock to other members of the Company’s Board of Directors (see Note 8). During the three months ended March 31, 2024, there were no similar transactions.

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

The Company operates and manages its business as one reportable and operating segment dedicated to the oil and gas industry. The measure of segment assets is reported on the balance sheet as total consolidated assets. In addition, the Company manages the business activities on a consolidated basis.

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

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Period ended March 31,
	2025	2024
Revenue	$–	$–

Less:
Research and development	(47,000)	(47,000)
Payroll and related	(676,000)	(26,000)
Share-based compensation	(8,292,000)	(145,000)
Consulting related to intellectual property	(266,000)	(65,000)
Insurance	(19,000)	(19,000)
Operating expenses	(259,000)	(71,000)
Interest expense	(115,000)	(76,000)
Net loss	$(9,674,000)	$(449,000)

12.	Subsequent Events

In April and May 2025, the Company issued convertible promissory notes in the aggregate of $385,000 for cash proceeds of $350,000, net of OID $35,000. The notes are unsecured, mature in twelve months from issuance, and are convertible into 4,808,596 shares of the Company’s common stock at $0.08 per share. In addition, the Company granted the note holders warrants to purchase 4,808,596 shares of the Company’s common stock at $0.10 per share. The warrants are fully vested and expire one year from the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2025, and, except as required under applicable rules and regulations, we undertake no duty to update this information.

Available Information

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

Our Company was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The name change was affected through a short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Additionally, QS Energy Pool, Inc., a California corporation, was formed as a wholly owned subsidiary of the Company on July 6, 2015 to serve as a vehicle for the Company to explore, review and consider acquisition opportunities. To date, QS Energy Pool has not entered into any acquisition transaction. However, the Company will still consider, if appropriate to do so, and subject to the availability of adequate and acceptable capital and financing, entering into potential beneficial acquisitions. The Company is considering dissolving QS Energy Pool to reduce costs associated with operating this subsidiary. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter Bulletin Board (Pink Sheets).

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

When the repaired power supply was installed in late August 2019, the system operated as expected, and limited testing was performed at that time. Results of this limited testing were consistent with laboratory tests performed to date. But, as expected, the repaired power supply was not capable of providing sufficient power to fully treat the crude oil under commercial operating conditions. Based on results of this limited testing, Company engineers completed designs and began implementation of modifications to the AOT internal grid pack assembly.

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

Since reporting our findings on October 7, 2021, we have been able to positively confirm and correct approximately 80% of what we have determined thus far to be the necessary improvements for a reliable and field worthy AOT. Based on the results of the recent component testing, we were able to rework the original grid pack, achieve high voltage in air and oil to verify that the individual components worked when assembled.

Once all the parts were delivered for a full AOT, we assembled the stack and installed the stack into the vessel. The vessel was filled with oil and tested. We were able to apply full voltage of 40.1kV to the AOT. We believed at the time that the AOT would be ready to test with customer oil and be deployed back into the field. No testing or deployment has yet to occur.

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

In our ongoing effort to commercialize our AOT technology, as announced in our press release of June 12, 2024, we entered into a letter of intent on June 11, 2024, with VIPS Petroleum, LLC (“VIPS”) to collaborate on and outline preliminary terms of a memorandum of understanding (“MOU”) regarding the commercial deployment of our AOT technology on one or more pipeline networks owned and operated by VIPS’ customer/clients. The MOU was completed and signed with VIPS on September 25, 2024, as reported in our press release of September 26, 2024. We have now entered into a Collaboration Agreement with VIPS as of August 1, 2024 to collaborate with them in facilitating the deployment of our AOT technology and products to VIPS’ customers. We hope to finalize a definitive agreement with a VIPS customer or customers to demonstrate the efficacy of our AOT product within the operating goals and requirements of the customer. If those customers’ goals and requirements are satisfied, we hope next to deploy our AOT product on the customer’s pipeline networks. While we believe we have an opportunity to seek deployment of our AOT product on a VIPS customer’s pipeline network, we can offer no assurances that agreements will be signed with VIPS' customers or that such customers, if any, will approve or seek installation of our AOT product. As of the date of this 10-Q report, we have not entered into any contract, including any customer contract, which would provide for the deployment and use of our AOT products and technology.

The partnership between VIPS and QS Energy has significantly strengthened over the reporting period. This collaboration has advanced to the signing of a Memorandum of Understanding (MOU) with the Australia Asia India Business Organization (AAIBO), as disclosed in our December 10, 2024, update, “QS Energy Achieves Phase 4 Milestone with Southeast Asia’s Leading Energy Producer.” Engagements with AAIBO and stakeholders in Malaysia have led to progress toward formalizing a contract. Still, no contract has been entered into between them and the Company.

Targeted identification of customer groups and collaboration with partners to introduce our technology remain foundational to our business strategy. Concurrently, we have prioritized establishing mutually beneficial commercial terms to ensure project viability for all stakeholders. Customers are expected to benefit from increased oil flow, energy savings, and reduced carbon emissions, tailored to the specifications of their pipeline networks. It is anticipated that QS Energy and VIPS will receive full payment for contract values within 90 days following contract execution. Still, no contracts have been entered into with any such stakeholders or customers.

QS Energy has collaborated with its manufacturing partners to ensure readiness for anticipated production demands. This proactive approach positions us to efficiently scale operations and support anticipated growth, if we are able to secure contacts for the deployment and use of our AOT products and technology.

We believe the supply chain is ready for production of our AOT product, if we are able to secure a contract for its deployment. We also believe investments are being made by potential third-party users of our AOT product in technology and data analysis, which we hope will lead to contracts for the deployment and use of our AOT product and technology.

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

Results of Operations for Three months ended March 31, 2025 and 2024

	Three months ended
	March 31,
	2025	2024	Change
Revenues	–	–	–
Costs and Expenses
Operating expenses	9,512,000	326,000	9,186,000
Research and development expenses	47,000	47,000	–
Loss from operations	(9,559,000)	(373,000)	(9,186,000)
Other income (expense)
Interest and financing expense	(115,000)	(76,000)	(39,000)
Net Loss	$(9,674,000)	$(449,000)	$(9,225,000)

Operating expenses were $9,512,000 for the three-month period ended March 31, 2025, compared to $326,000 for the three-month period ended March 31, 2024, an increase of $9,186,000. This is due to an increase in non-cash expenses of $8,148,000, and an increase in cash expenses of $1,038,000. Specifically, the increase in non-cash expenses are attributable to an increase in stock compensation expense attributable to vested options and warrants issued as compensation of $4,164,000, options issued for reinstatement of the Company’s Director Compensation Policy of $2,481,000, and common stock issued for services of $1,503,000. The increase in cash expense is attributable to increases in salaries and benefits of $650,000, consulting expenses of $261,000, corporate expenses of $75,000, legal and accounting of $69,000, office expenses of $3,000, public and investor relations of $2,000, bank fees of $1,000, auto expenses of $1,000, travel expenses of $1,000 and other expenses of $1,000, offset by decreases in patent expenses of $25,000, and other expenses of $1,000.

Research and development expenses were $47,000 for the three-month period ended March 31, 2025, compared to $47,000 for the three-month period ended March 31, 2024.

Other income and expense were $115,000 expense for the three-month period ended March 31, 2025, compared to $76,000 expense for the three-month period ended March 31, 2024, a net increase in other expenses of $39,000. This increase is attributable to an increase in non-cash other expenses of $39,000. The increase in non-cash other expense is due to increases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $39,000.

The Company had a net loss of $9,674,000, or $0.02 per share, for the three-month period ended March 31, 2025, compared to a net loss of $449,000, or $0 per share, for the three-month period ended March 31, 2024.

Liquidity and Capital Resources

Going concern

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $4,347,000 as of March 31, 2025. Our negative operating cash flow for the periods ended March 31, 2025 was funded primarily through issuance of convertible notes and execution of options and warrants to purchase common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $9,674,000 and a negative cash flow from operations of $1,156,000 for the three-month period ended March 31, 2025. In addition, as of March 31, 2025, 30 notes payable with an aggregate balance of $1,207,000, license agreement payables of 2,492,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

During the period ended March 31, 2025, we received cash from financing activities of $1,532,000 from the issuance of convertible notes and exercise of warrants and options, and used cash in operating activities of $1,156,000. At March 31, 2025, we had cash on hand in the amount of $526,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation, certain severance payments to a former officer and consulting fees, during the remainder of 2025 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Licensing Fees to Temple University

For details of the licensing agreements with Temple University, see Financial Information, Part I, Note 6 (Research and Development) above.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2025, the Company incurred a net loss of $9,674,000, used cash in operations of $1,156,000 and had a stockholders’ deficit of $4,347,000 as of March 31, 2025. In addition, as of March 31, 2025, 30 notes payable with an aggregate balance of $1,207,000, license agreement payables of $2,492,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Polices

See Note 2 in the accompanying financial statements for a discussion of recent accounting policies.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are a smaller reporting company and are not required to provide information under this Item 3.

Item 4. Controls and Procedures

1.	Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive and Financial Officer, evaluated, as of March 31, 2025, the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f), which were designed to be effective at the reasonable assurance level. Based on this evaluation, the Company’s Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025. As of March 31, 2025, management’s assessment identified the material weaknesses in the Company’s internal control over financial reporting:

We continue to have a material weakness in our internal control over financial reporting as disclosed in our 2024 Form 10-K, in that the Company has (i) inadequate segregation of duties consistent with control objectives; and (ii) the Company has an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Form 10-K for the period ended December 31, 2024, which we filed with the SEC on March 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the three months ended March 31, 2025, the Company issued 40,278,345 shares of its common stock upon the conversion of $1,846,000 in convertible notes and accrued interest of $499,000 at $0.03 to $0.15 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”), and other exemptions including the exemption under Regulation S promulgated under the Securities Act, for transactions not involving a public offering.

The proceeds received by the Company in connection with the above issuances of shares were used and continue to be used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

The Company provides updates on its website in a section thereunder labeled “Recent Updates” at https://qsenergy.com/updates.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

QS ENERGY, INC.

Date: May 14, 2025	By:	/s/ Cecil Bond Kyte
Cecil Bond Kyte
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

