Form 10-Q
period 2025-06-30
QS Energy, Inc.
filed 2025-08-14
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-29185

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

The number of shares of the Registrant’s Common Stock outstanding as of August 6, 2025 was 525,511,400.

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

2

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31,
	(unaudited)	2024
ASSETS
Current assets:
Cash	$778,000	$150,000
Prepaid expenses	32,000	11,000
Total current assets	810,000	161,000
Property and equipment, net	3,000	3,000
Total assets	$813,000	$164,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements - past due	$2,551,000	$2,433,000
Accounts payable and accrued expenses	964,000	881,000
Convertible notes payable, net of discounts of $79,000 and $133,000, respectively; includes $1,167,000 and $2,339,000, respectively, past due	1,380,000	2,524,000
PPP loan payable	–	24,000
Total current liabilities	4,895,000	5,862,000
Total liabilities	4,895,000	5,862,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value: 750,000,000 shares authorized, 519,215,177 and 428,424,880 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	519,216	428,425
Additional paid-in capital	134,511,784	121,173,575
Accumulated deficit	(139,113,000)	(127,300,000)
Total stockholders’ deficit	(4,082,000)	(5,698,000)
Total liabilities and stockholders’ deficit	$813,000	$164,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$–	$–	$–	$–

Costs and Expenses
Operating expenses	1,892,000	201,000	11,404,000	527,000
Research and development expenses	104,000	48,000	151,000	95,000
Loss from operations	(1,996,000)	(249,000)	(11,555,000)	(622,000)

Other income (expense)
Gain on partial forgiveness of PPP note payable	–	–	–	–
Interest and financing expense	(143,000)	(84,000)	(258,000)	(160,000)

Net Loss	$(2,139,000)	$(333,000)	$(11,813,000)	$(782,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Weighted average common shares outstanding, basic and diluted	495,547,582	398,506,532	467,026,067	395,939,821

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the three and SIX months Ended June 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2025	483,744,622	$483,744	$132,143,256	$(136,974,000)	$(4,347,000)
Common stock issued on conversion of notes payable	22,526,487	22,527	560,473	–	583,000
Relative fair value of warrants issued with convertible notes	–	–	632,000	–	632,000
Common stock issued upon exercise of stock options and warrants	12,327,405	12,328	498,672	–	511,000
Common stock issued upon cashless exercise of warrants to settle vendor payables	366,663	367	27,633	–	28,000
Fair value of vested stock options and warrants	–	–	91,000	–	91,000
Stock-based compensation expense – warrant modification	–	–	511,000	–	511,000
Fair value of common stock issued for services	250,000	250	47,750	–	48,000
Fair value of common stock issued as compensation	–	–	–	–	–
Net loss	–	–	–	(2,139,000)	(2,139,000)
Balance, June 30, 2025	519,215,177	$519,216	$134,511,784	$(139,113,000)	$(4,082,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	428,424,880	$428,425	$121,173,575	$(127,300,000)	$(5,698,000)
Common stock issued on conversion of notes payable	62,804,832	62,805	2,168,195	–	2,231,000
Relative fair value of warrants issued with convertible notes	–	–	1,430,000	–	1,430,000
Common stock issued upon exercise of stock options and warrants	15,418,805	15,419	711,581	–	727,000
Common stock issued upon cashless exercise of warrants to settle vendor payables	2,016,660	2,017	96,983	–	99,000
Fair value of vested stock options and warrants	–	–	6,740,000	–	6,740,000
Stock-based compensation expense – warrant modification			511,000		511,000
Fair value of common stock issued for services	9,050,000	9,050	1,441,950	–	1,451,000
Fair value of common stock issued as compensation	1,500,000	1,500	238,500	–	240,000
Net loss	–	–	–	(11,813,000)	(11,813,000)
Balance, June 30, 2025	519,215,177	$519,216	$134,511,784	$(139,113,000)	$(4,082,000)

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

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Six months ended
	June 30,
	2025	2024
Cash flows from Operating Activities
Net loss	$(11,813,000)	$(782,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options and warrants	6,740,000	9,000
Stock-based compensation expense – warrant modification	511,000	–
Fair value of common stock issued for services	1,451,000	140,000
Fair value of common stock issued as compensation	240,000	–
Amortization of debt discount	141,000	30,000
Accrued interest expense	91,000	106,000
Depreciation and amortization	–	1,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(21,000)	–
Accounts payable and accrued expenses	182,000	60,000
Accounts payable – license agreements	118,000	117,000
Net cash used in operating activities	(2,360,000)	(319,000)

Cash flows from financing activities
Net proceeds from exercise of warrants	727,000	18,000
Net proceeds from issuance of convertible notes and warrants	2,285,000	382,000
Principal payment on PPP loan payable	(24,000)	(19,000)
Net cash provided by financing activities	2,988,000	381,000

Net increase in cash	628,000	62,000
Cash, beginning of period	150,000	70,000
Cash, end of period	$778,000	$132,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$–
Non-cash investing and financing activities
Conversion of convertible notes and accrued interest into common stock	$3,803,000	$127,000
Cashless exercise of warrants applied to settlement of accounts payable	99,000	–
Relative fair value of warrants issued with convertible notes	$1,430,000	$190,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

QS Energy develops and is seeking to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil extraction and transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents and patents pending, a substantial portion of which have been developed in conjunction with and exclusively licensed from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. AOT is engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements. AOT is a 100% solid-state system that has shown to reduce crude oil viscosity by applying a high intensity electrical field to crude oil feedstock while in transit. The AOT product is seeking to transition from the testing, research and development stage to initial production for continued testing in advance of our goal of seeking acceptance and adoption by the midstream pipeline marketplace. As of the date of this report, the Company has not achieved revenue through the sale and/or lease of its AOT product, nor has it achieved its goal of acceptance and adoption of its AOT product by the midstream pipeline marketplace. We can provide no assurance that our AOT product will ever be accepted and adopted by the midstream pipeline marketplace. See Risk Factors, below.

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2025, the Company incurred a net loss of $11,813,000, used cash in operations of $2,360,000 and had a stockholders’ deficit of $4,082,000 as of that date. In addition, as of June 30, 2025, 33 convertible notes payable with an aggregate principal balance and accrued interest of $1,167,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2024 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2025, the Company had cash on hand in the amount of $778,000. Management estimates that the current funds on hand will be sufficient to continue operations through October 2025. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company, including, without limitation, legal and accounting fees and costs associated therewith, by filing periodic reports with the SEC and fees and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2025 and beyond.

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

At June 30, 2025 and 2024, we excluded the following dilutive shares as their effect would have been anti-dilutive.

	June 30, 2025	June 30, 2024
Options	69,015,001	25,294,103
Warrants	66,839,512	21,015,411
Common stock issuable upon conversion of notes payable	18,397,839	40,727,124
Total	154,252,352	87,036,638

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

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and Joule Heat products, all patent costs are expensed as incurred. During the six-month periods ended June 30, 2025 and 2024, patent costs were $4,000 and $31,000, respectively, which is included as part of operating expenses in the accompanying consolidated statements of operations.

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

As of June 30, 2025 and December 31, 2024, the Company owed $197,000 and $197,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019, which have been included as part of accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet. The payments are to be made at $10,000 per month. During the six months ended June 30, 2025, the Company made no payments.

4.	Convertible Notes Payable

	June 30, 2025 (unaudited)	December 31, 2024
Convertible notes	$899,000	$1,651,000
Accrued interest	560,000	1,006,000
Total outstanding debt, including $1,167,000 and $2,339,000 in default at June 30, 2025 and December 31, 2024, respectively	1,459,000	2,657,000
Convertible note discount	(79,000)	(133,000)
Balance on convertible notes, net of note discounts	$1,380,000	$2,524,000

Convertible notes payable

At December 31, 2024, total outstanding notes payable totaled $1,651,000. During the six-month period ended June 30, 2025, the Company issued convertible promissory notes in the aggregate of $2,515,000 for cash proceeds of $2,285,000, net of original issue discount (“OID”) of $229,000. The notes are unsecured, mature in twelve months from issuance, and are convertible into shares of the Company’s common stock at $0.08 per share.

In addition, the Company granted the note holders warrants to purchase 31,423,615 shares of the Company’s common stock with a relative value of $1,430,000. The warrants are fully vested, and expire one year from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 1.0 year, stock price of $0.16 to $0.20, exercise price of $0.10, volatility of 136% to 160%, risk-free rate of 3.96% to 4.03%, and no forfeiture rate.

Also, during the period ended June 30, 2025, convertible notes of $3,267,000, net of unamortized discount of $1,572,000, were converted into 53,218,542 shares of common stock (see also accrued interest below). At June 30, 2025, total outstanding convertible notes payable totaled $899,000. As of June 30, 2025, convertible notes payable and accrued interest are convertible into approximately 18,397,839 shares of common stock at conversion rates ranging from $0.03 to $0.48 per share. As of June 30, 2025, a total of 33 convertible notes and accrued interest in the aggregate of $1,167,000 have reached maturity and are past due.

Accrued interest

At December 31, 2024, accrued interest on convertible notes payable totaled $1,006,000. During the period ended June 30, 2025, accrued interest of $537,000 was converted into 9,586,290 shares of common stock. During the six-month period ended June 30, 2025, accrued interest of $91,000 was recorded. At June 30, 2025, accrued interest on convertible notes payable totaled $560,000.

Debt discount

At December 31, 2024, the unamortized debt discount was $133,000. During the six-month period ended June 30, 2025, debt discount of $1,659,000 was recorded for the relative fair value of warrants of $1,430,000 and OID of $229,000, debt discount amortization of $141,000 was recorded, and $1,572,000 of debt discount was removed and included in the carrying amount of related convertible notes payable that were converted into shares of common stock. At June 30, 2025, the unamortized debt discount was $79,000.

5.	PPP loan payable

In June 2020, the Company was granted a loan (the “PPP loan”) from Cadence Bank in the aggregate amount of $151,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

At December 31, 2024, the balance of the PPP loan was $24,000. During the six-month period ended June 30, 2025, the Company paid $24,000 of principal on the PPP loan, and at June 30, 2025, the PPP loan was paid in full.

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

For the six-month periods ended June 30, 2025 and 2024 research and development costs were $151,000 and $95,000, respectively. For the three-month periods ended June 30, 2025 and 2024 research and development costs were $104,000 and $48,000, respectively.

AOT Prototypes

During the periods ended June 30, 2025 and 2024, the Company incurred total expenses of $57,000 and $1,000, respectively, in the manufacture and testing of the AOT prototype equipment. These expenses are included in Research and Development expenses on the accompanying condensed consolidated statements of operations.

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

Total expenses recognized during each six-month period ended June 30, 2025 and 2024 pursuant to these two License Agreements amounted to $94,000 and has been reflected in Research and Development expenses on the accompanying condensed consolidated statements of operations. In the six-month periods ended June 30, 2025 and 2024, the Company also recognized penalty interest on past-due balances of $24,000 and $24,000, respectively, which is included as part of interest and financing expense in the accompanying condensed consolidated statements of operations.

As of June 30, 2025 and December 31, 2024, total unpaid fees due to Temple pursuant to these agreements are $2,551,000 and $2,433,000, respectively, which are included as part of Accounts Payable – license agreements in the accompanying condensed consolidated balance sheets. With regards to the unpaid fees to Temple, a total of $135,000 are deferred until such time the Company achieves a revenue milestone of $835,000 or upon termination of the licensing agreements and the remaining $2,416,000 are deemed past due. The Company is in ongoing discussions with Temple to settle or cure the past due balance.

No revenues were earned from the two License Agreements during the six-month periods ended June 30, 2024 and 2023.

7.	Common Stock

During the six months ended June 30, 2025, the Company issued 90,790,297 shares of its common stock as follows:

•	The Company issued 62,804,832 shares of its common stock upon the conversion of $3,267,000 in convertible notes and $536,000 of accrued interest, net of unamortized discount of $1,572,000, pursuant to convertible notes conversion prices of $0.02 to $0.15.

•	The Company issued 15,418,805 shares of its common stock upon the exercise of stock options and warrants of $727,000 with conversion prices of $0.02 to $0.15 per share.

•	The Company issued 9,050,000 shares of its common stock for services of $1,451,000 valued at $0.04 to $0.19 per share based on the closing price of the Company’s common stock on the dates granted.

•	The Company issued 1,500,000 shares of its common stock to its corporate secretary as compensation of $240,000 valued at $0.16 per share.

•	The Company issued 2,016,660 shares of its common stock upon the cashless exercise of warrants at $0.03 to $0.15 per share for $99,000, which were applied to the settlement of vendor accounts payable.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services, and for financing costs.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at June 30, 2025 was 7.1 years. Stock option activity for the period January 1, 2025 up to June 30, 2025, was as follows:

	Options	Weighted Average Exercise Price
January 1, 2025	25,294,103	$0.13
Granted	53,100,138	0.04
Exercised	(8,640,688)	0.04
Expired	(738,552)	0.48
June 30, 2025	69,015,001	$0.07

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of June 30, 2025 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	66,515,001	7.3	$0.06	65,792,777	$0.06
$0.25 - $0.49	2,500,000	1.8	$0.33	2,500,000	$0.33
	69,015,001	7.1	$0.07	68,292,777	$0.07

In the six-month period ending June 30, 2025, the Company issued options to purchase 17,482,638 shares of common stock to members of the Board of Directors, including 7,218,750 options issued to the Company’s CEO/CFO (see Note 9, below), upon reinstatement of the Director Compensation Policy. 7,656,250 options are exercisable at $0.02 per share, 4,375,000 options are exercisable at $0.04 per share, 2,430,555 options are exercisable at $0.06 per share, 2,187,500 options are exercisable at $0.08 per share, and 833,333 options are exercisable at $0.15 per share. 16,649,305 of the options were fully vested at the date of grant and 833,333 of the options vest over one year. Total fair value of these options at grant date was $2,571,000 using the Black-Scholes Option Pricing model with the following assumptions: expected life of 5 to 6 years; risk free interest rate of 3.95% to 4.47%; volatility of 179% and dividend yield of 0%. During the six-month period ended June 30, 2025, the Company recognized compensation costs based on the fair value of options that vested of $2,511,000.

In the six-month period ending June 30, 2025, the Company issued options to purchase 24,317,500 shares of common stock upon execution of an employment agreement with Cecil Bond Kyte, the Company’s CEO and CFO (see Note 9, below). The options are exercisable at a price of $0.03, fully vested at the date of grant, and expire 10 years from the date of grant. Total fair value of these options at grant date was $3,574,000 using the Black-Scholes Option Pricing model with the following assumptions: expected life of 5 years; risk free interest rate of 4.57%; volatility of 179% and dividend yield of 0%. During the six-month period ended June 30, 2025, the Company recognized compensation costs based on the fair value of options that vested of $3,574,000.

In the six-month period ending June 30, 2025, the Company issued options to purchase 1,500,000 shares of common stock to its corporate secretary as compensation. The options are exercisable at a price of $0.03, one third vested at the date of grant, and the balance will vest two years from the date of grant, and expire 10 years from the date of grant. Total fair value of these options at grant date was $238,000 using the Black-Scholes Option Pricing model with the following assumptions: expected life of 6 years; risk free interest rate of 4.32%; volatility of 179% and dividend yield of 0%. During the six-month period ended June 30, 2025, the Company recognized compensation costs based on the fair value of options that vested of $79,000.

In the six-month period ending June 30, 2025, the Company issued options to purchase 9,800,000 shares of common stock in exchange for services. The options are exercisable at a price of $0.03, vest up to two years from the date of grant, and expire 5 to 10 years from the date of grant. Total fair value of these options at grant date was $1,558,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2.5 to 6 years; risk free interest rate of 3.92% to 4.32%; volatility of 161% to 179% and dividend yield of 0%. During the six-month period ended June 30, 2025, the Company recognized compensation costs based on the fair value of options that vested of $549,000.

As of June 30, 2025, based on the market price of the Company’s stock of $0.21 per share, the aggregate intrinsic value of the options outstanding at June 30, 2025 was $9,898,000.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2025 up to June 30, 2025.

	Warrants	Weighted Average Exercise Price
January 1, 2025	44,044,009	$0.04
Granted	31,623,613	0.10
Exercised	(8,794,777)	0.06
Expired	(33,333)	0.13
June 30, 2025	66,839,512	$0.07

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of June 30, 2025 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.04 - $0.24	66,806,179	0.9	$0.07	66,806,179	$0.07
$0.25 - $0.49	33,333	2.0	$0.30	–	$–
	66,839,512	0.9	$0.07	66,806,179	$0.07

In the six-month period ending June 30, 2025, the Company issued warrants to purchase 199,998 shares of common stock in exchange for services. The warrants are exercisable at a price range of $0.14 to $0.30, vesting one month from the date of grant, and expiring two years from the date of grant. Total fair value of these warrants at grant date was $30,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 3.75% to 4.29%; volatility of 154% to 158% and dividend yield of 0%. During the six-month period ended June 30, 2025, the Company recognized compensation costs based on the fair value of warrants that vested of $27,000.

In the six-month period ending June 30, 2025, the Company extended the expiration date of warrants to purchase 13,796,200 shares of common stock. The warrants had been issued to certain consultants and certain investors, and the modifications were executed to compensate the warrant holders for services provided. The Company measured the fair value of the modified warrants as of the modification date and compared it to the fair value of the warrants immediately before modification. The incremental fair value resulting from the modification was determined to be $511,000 using a Black-Scholes Option Pricing model with the following assumptions: life of 1 to 2 years; risk free interest rate of 3.94% to 4.31%; volatility of 133% to 154% and dividend yield of 0%. The warrants were fully vested on the modification date, and the full incremental fair value of $511,000 was recognized as stock-based compensation - warrant modification.

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

At June 30, 2025, the Company’s common stock was $0.21 per share. At June 30, 2025, the aggregate intrinsic value of warrants outstanding was $9,429,000.

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

On February 19, 2025, effective January 1, 2025, the Company entered into an employment agreement (“Agreement”) with Mr. Kyte to serve as the Company’s CEO and CFO, with an annual base salary of $420,000. In addition, the Agreement provides for the payment of a retention bonus (“Bonus”) in the amount of $1,557,500 to Mr. Kyte, $519,167 of which was paid in January 2025 to Mr. Kyte on execution of the Agreement; $519,167 of the Bonus was paid in part in May 2025 in anticipation of the execution of a customer contract with VIPS Petroleum, and the balance of the Bonus was paid in June and July 2025 to Mr. Kyte on the actual execution and delivery of a customer contract with VIPS Petroleum; and, $519,166 of the Bonus will be paid to Mr. Kyte upon the execution, closing, and effective date of debt or equity financing in favor of the Company in the amount of no less than $5,000,000.

As part of the employment agreement, Mr. Kyte was also issued a stock option exercisable into 20,817,500 shares of the Company’s restricted common stock at an exercise price of $0.03 per share, and a stock option exercisable into 3,500,000 shares of the Company’s restricted common stock at an exercise price of $0.03 per share (See Note 8, above). The stock options vested immediately and expire in ten years. Mr. Kyte was also issued stock options exercisable into 7,218,750 shares of the Company’s restricted stock in his capacity as a member of the Board of Directors and as a Chairman of the Board who oversees financial and audit functions, which vest up to one year, and have an exercise price of $0.02 to $0.15 per share.

During the six months ended June 30, 2025, the Company paid $1,248,000 to Mr. Kyte, made up of $210,000 in salary and $1,038,000 in bonus payments. In addition, the Company recorded the fair value of vested stock options issued to Mr. Kyte of $4,581,000. During the six months ended June 30, 2024, there were no employment agreement related transactions with Mr. Kyte. A copy of Mr. Kyte’s Employment Agreement with the Company was included as an attachment to Form 8-K filed with the SEC on February 21, 2025.

The second installment of Mr. Kyte’s Bonus as noted above was paid as follows: $51,917 on May 19, 2025, $250,000 on June 23, 2025; $150,000 on June 24, 2025; and, $67,250 on July 2, 2025.

Reimbursements for Rent

The Company reimburses Mr. Kyte in rent expenses for a home office and partial storage space in Carson City, Nevada at a rate of $1,000 per month under a month-to-month rental agreement. Total rent expense during the six-month period ended June 30, 2025, and 2024 were $3,000 and $6,000, respectively which are included as part of operating expenses in the attached consolidated statement of operations.

Other

During the six months ended June 30, 2025, the Company issued to its corporate secretary 1,500,000 shares of restricted common stock with a fair value of $240,000 (see Note 7, above), and stock options exercisable into 1,500,000 shares of common stock (See Note 8, above). The Company also issued stock options exercisable into 10,263,888 shares of common stock to other members of the Company’s Board of Directors (see Note 8, above). During the six months ended June 30, 2024, there were no similar transactions. In addition, the Company paid a cash bonus of $100,000 to its corporate secretary in May 2025.

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

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Period ended June 30,
	2025	2024
Revenue	$–	$–

Less:
Research and development	(151,000)	(95,000)
Payroll and related	(1,492,000)	(49,000)
Share-based compensation	(8,942,000)	(149,000)
Consulting related to intellectual property	(591,000)	(143,000)
Insurance	(43,000)	(38,000)
Operating expenses	(336,000)	(142,000)
Interest expense	(258,000)	(166,000)
Net loss	$(11,813,000)	$(782,000)

12.	Subsequent Events

During July and August 2025, the Company issued 4,731,310 shares of its common stock upon the exercise of stock warrants of $189,000 with conversion prices of $0.04 per share. The Company issued 33,333 shares of its common stock upon the cashless exercise of warrants at $0.14 per share for $5,000, which were applied to the settlement of vendor accounts payable.  The Company issued 1,531,580 shares of its common stock upon the conversion of $38,000 in convertible notes and $31,000 of accrued interest, pursuant to convertible notes conversion prices of $0.035 to $0.05.

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

As reported in our form 8-K, filed with the SEC on June 25, 2025, we entered into a Distributor Agreement with VIPS, providing for VIPS to serve as our exclusive distributor to promote, sell, and lease our AOT product in the territories of Malaysia, Ghana, and India, among other territories. To date, we have not received any purchase orders under the Distributor Agreement, nor has our AOT product been placed with, nor currently being used by, any of VIPS’ customers or anyone else.

QS Energy, in coordination with VIPS Petroleum, its customer counterparties, and associated financial institutions, is engaged in the execution of the initial commercial deployment plan for the 3.0 generation AOT Units. The parties maintain active alignment on the master schedule, which incorporates a five-point Standby Letter of Credit (SBLC) trigger framework tied to Factory Acceptance Testing (FAT), completion of manufacturing by specified dates, scheduled delivery to destination countries, and defined installation windows coordinated with crude oil operators. Activities to date have resulted in measurable progress across all workstreams associated with the 3.0 deployment plan.

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

As part of our ongoing commitment to advancing QS Energy’s strategic objectives, we have initiated preparations to deploy an AOT™ Midstream Viscosity Reduction Unit in Corpus Christi, Texas in collaboration with ReadyFlo Systems. Final engineering and design work is underway for a 300-meter flow loop, which will enable us to conduct operational trials of the AOT™ under live-flow conditions utilizing customer crude oil streams.

The development of this flow loop marks a significant milestone in enhancing our customer support infrastructure and demonstrates our continued investment in operational excellence. We plan to repurpose the vessel from the demonstration site and integrate it with an upgraded stack, ensuring alignment with current customer project requirements. Importantly, this flow loop will serve not only as a resource for customer-driven projects but also as a platform for ongoing product improvement and innovation initiatives. This proactive approach supports our objective to deliver robust, value-added solutions to our clients and stakeholders.

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

Three months ended June 30, 2025 and 2024

Results of Operations for three months ended June 30, 2025 and 2024

	Three months ended
	June 30,
	2025	2024	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	1,892,000	201,000	1,691,000
Research and development expenses	104,000	48,000	56,000
Loss from operations	(1,996,000)	(249,000)	(1,747,000)
Other income (expense)
Interest and financing expense	(143,000)	(84,000)	(59,000)
Net Loss	$(2,139,000)	$(333,000)	$(1,806,000)

The Company had no revenues in the three month-periods ended June 30, 2025 and 2024.

Operating expenses were $1,892,000 for the three-month period ended June 30, 2025, compared to $201,000 for the three-month period ended June 30, 2024, an increase of $1,691,000. This is due to increases in non-cash expenses of $645,000 and cash expenses of $1,046,000. Specifically, the increase in non-cash expenses are attributable to an increase in stock compensation expense attributable to vested options and warrants issued as compensation of $567,000, options issued for reinstatement of the Company’s Director Compensation Policy of $30,000, and common stock issued for services of $48,000. The increase in cash expense is attributable to increases in salaries and benefits of $793,000, consulting expenses of $188,000, corporate expenses of $19,000, legal and accounting of $16,000, office expenses of $14,000, travel expenses of $9,000, insurance expenses of $5,000, auto expenses of $2,000, and bank fees of $1,000, offset by decreases in patent expenses of $1,000.

Research and development expenses were $104,000 for the three-month period ended June 30, 2025, compared to $48,000 for the three-month period ended June 30, 2024, an increase of $56,000. This increase is attributable to increases in prototype product development costs of $56,000.

Other expense were $143,000 expense for the three-month period ended June 30, 2025, compared to $84,000 expense for the three-month period ended June 30, 2024, a net increase in other expenses of $59,000. This increase is attributable to an increase in non-cash other expenses of $59,000. The increase in non-cash other expense is due to an increase in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $59,000.

The Company had a net loss of $3,290,000, or $0.01 per share, for the three-month period ended June 30, 2025, compared to a net loss of $333,000, or $0.00 per share, for the three-month period ended June 30, 2024.

Six months ended June 30, 2025 and 2024

Results of Operations for six months ended June 30, 2025 and 2024

	Six months ended
	June 30,
	2025	2024	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	11,404,000	527,000	10,877,000
Research and development expenses	151,000	95,000	56,000
Loss from operations	(11,555,000)	(622,000)	(10,933,000)
Other income (expense)
Interest and financing expense	(258,000)	(160,000)	(98,000)
Net Loss	$(11,813,000)	$(782,000)	$(11,031,000)

Operating expenses were $11,404,000 for the six-month period ended June 30, 2025, compared to $527,000 for the six-month period ended June 30, 2024, an increase of $10,877,000. This is due to an increase in non-cash expenses of $8,793,000 and an increase in cash expenses of $2,084,000. Specifically, the increase in non-cash expenses is attributable to an increase in stock compensation expense attributable to common stock and warrants issued as compensation for services of $4,731,000, options issued for reinstatement of the Company’s Director Compensation Policy of $2,511,000, and common stock issued for services of $1,551,000. The increase in cash expense is attributable to increases in salaries and benefits of $1,443,000, consulting expenses of $449,000, corporate expenses of $94,000, legal and accounting of $85,000, office expenses of $17,000, travel expenses of $10,000, insurance expenses of $5,000, auto expenses of $4,000, public and investor relations of $2,000, bank fees of $1,000, and other expenses of $1,000, offset by decreases in patent expenses of $26,000 and other expenses of $1,000.

Research and development expenses were $151,000 for the six-month period ended June 30, 2025, compared to $95,000 for the six-month period ended June 30, 2024, an increase of $56,000. This increase is attributable to increases in prototype product development costs of $56,000.

Other expense were $258,000 for the six-month period ended June 30, 2025, compared to $160,000 expense for the six-month period ended June 30, 2025, a net increase in other expenses of $98,000. This increase is attributable to an increase in non-cash other expenses of $98,000. The increase in non-cash other expense is due to increases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $98,000.

The Company had a net loss of $11,813,000 or $0.03 per share, for the six-month period ended June 30, 2025, compared to a net loss of $782,000, or $0.00 per share, for the six-month period ended June 30, 2024.

Liquidity and Capital Resources

Going concern

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $4,082,000 as of June 30, 2025. Our negative operating cash flow for the periods ended June 30, 2025 was funded primarily through issuance of convertible notes and execution of options and warrants to purchase common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $11,813,000 and a negative cash flow from operations of $2,360,000 for the six-month period ended June 30, 2025. In addition, as of June 30, 2025, 33 notes payable with an aggregate balance of $1,167,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At June 30, 2025, we had cash on hand in the amount of $778,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2025 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2025, the Company incurred a net loss of $11,813,000, used cash in operations of $2,360,000 and had a stockholders’ deficit of $4,082,000 as of that date. In addition, as of June 30, 2025, 33 notes payable with an aggregate balance of $1,167,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2025, the Company had cash on hand in the amount of $778,000. Management estimates that the current funds on hand will be sufficient to continue operations through October 2025. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2025 and beyond.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive and Financial Officer, evaluated, as of March 31, 2024, the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f), which were designed to be effective at the reasonable assurance level. Based on this evaluation, the Company’s Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025. As of June 30, 2025, management’s assessment identified the material weaknesses in the Company’s internal control over financial reporting:

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

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six-month period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the six months ended June 30, 2025, the Company issued 62,804,832 shares of its common stock upon the conversion of $3,267,000 in convertible notes and accrued interest of $536,000 at $0.02 to $0.15 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”), and other exemptions including the exemption under Regulation S promulgated under the Securities Act, for transactions not involving a public offering.

The proceeds received by the Company in connection with the above issuances of shares were used and continue to be used for general corporate purposes including the payment of salaries and bonuses to our CEO and CFO.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

The Company provides regular updates on its website in a section thereunder labeled “Recent Updates” at https://qsenergy.com/updates.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

QS ENERGY, INC.

Date: August 14, 2025	By:	/s/ Cecil Bond Kyte
Cecil Bond Kyte
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

