Form 10-Q
period 2025-09-30
QS Energy, Inc.
filed 2025-11-14
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares of the Registrant’s Common Stock outstanding as of November 7, 2025 was 537,448,950.

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

2

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	September 30, 2025 (unaudited)	December 31, 2024
ASSETS
Current assets:
Cash	$49,000	$150,000
Prepaid expenses	54,000	11,000
Total current assets	103,000	161,000
Property and equipment, net	1,000	3,000
Total assets	$104,000	$164,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements - past due	$3,167,000	$2,433,000
Accounts payable and accrued expenses	1,089,000	881,000
Convertible notes payable, net of discounts of $45,000 and $133,000, respectively; includes $1,070,000 and $2,339,000, respectively, in default	1,294,000	2,524,000
PPP loan payable	–	24,000
Total current liabilities	5,550,000	5,862,000
Total liabilities	5,550,000	5,862,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value: 750,000,000 shares authorized, 529,194,266 and 428,424,880 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	529,195	428,425
Additional paid-in capital	135,101,805	121,173,575
Accumulated deficit	(141,077,000)	(127,300,000)
Total stockholders’ deficit	(5,446,000)	(5,698,000)
Total liabilities and stockholders’ deficit	$104,000	$164,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$–	$–	$–	$–

Costs and Expenses
Operating expenses	646,000	231,000	12,050,000	758,000
Research and development expenses	1,244,000	48,000	1,395,000	143,000
Loss from operations	(1,890,000)	(279,000)	(13,445,000)	(901,000)

Other income (expense)
Interest expense	(74,000)	(86,000)	(332,000)	(246,000)

Net Loss	$(1,964,000)	$(365,000)	$(13,777,000)	$(1,147,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Weighted average common shares outstanding, basic and diluted	525,140,131	406,763,985	486,610,294	399,574,212

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the three and NINE months Ended September 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, July 1, 2025	519,215,177	$519,216	$134,511,784	$(139,113,000)	$(4,082,000)
Common stock issued upon conversion of convertible notes	2,718,637	2,719	144,281	–	147,000
Common stock issued upon exercise of stock options and warrants	7,227,119	7,227	281,773	–	289,000
Common stock issued upon cashless exercise of warrants to settle vendor payables	33,333	33	4,967	–	5,000
Fair value of vested stock options and warrants	–	–	50,000	–	50,000
Net loss	–	–	–	(1,964,000)	(1,964,000)
Balance, September 30, 2025	529,194,266	$529,195	$135,101,805	$(141,077,000)	$(5,446,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	428,424,880	$428,425	$121,173,575	$(127,300,000)	$(5,698,000)
Common stock issued on conversion of notes payable	65,523,469	65,524	2,312,476	–	2,378,000
Relative fair value of warrants issued with convertible notes	–	–	1,430,000	–	1,430,000
Common stock issued upon exercise of stock options and warrants	22,645,924	22,646	993,354	–	1,016,000
Common stock issued upon cashless exercise of warrants to settle vendor payables	2,049,993	2,050	101,950	–	104,000
Fair value of vested stock options and warrants	–	–	6,899,000	–	6,790,000
Stock-based compensation expense – warrant modification	–	–	511,000	–	511,000
Fair value of common stock issued for services	9,050,000	9,050	1,441,950	–	1,451,000
Fair value of common stock issued as compensation	1,500,000	1,500	238,500	–	240,000
Net loss	–	–	–	(13,777,000)	(13,777,000)
Balance, September 30, 2025	529,194,266	$529,195	$135,101,805	$(141,077,000)	$(5,446,000)

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

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Nine months ended
	September 30,
	2025	2024
Cash flows from Operating Activities
Net loss	$(13,777,000)	$(1,147,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options and warrants issued as compensation	6,899,000	32,000
Stock-based compensation expense – warrant modification	511,000	–
Fair value of common stock issued as compensation	240,000	18,000
Fair value of common stock for services	1,451,000	140,000
Amortization of debt discount	175,000	50,000
Accrued interest expense	118,000	160,000
Depreciation and amortization	2,000	1,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(43,000)	1,000
Accounts payable – license agreements	734,000	176,000
Accounts payable and accrued expenses	312,000	(20,000)
Net cash used in operating activities	(3,378,000)	(589,000)

Cash flows from financing activities
Net proceeds from exercise of warrants and options	1,016,000	–
Net proceeds from issuance of convertible notes and warrants	2,285,000	775,000
Principal payment on PPP loan payable	(24,000)	(19,000)
Net cash provided by financing activities	3,277,000	756,000

Net increase (decrease) in cash	(101,000)	167,000
Cash, beginning of period	150,000	70,000
Cash, end of period	$49,000	$237,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$1,600
Non-cash investing and financing activities
Conversion of convertible notes and accrued interest to common stock	$3,803,000	$255,000
Cashless exercise of warrants applied to settlement of accounts payable	$104,000	$–
Relative fair value of warrants issued with convertible notes	$1,430,000	$424,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine-months ended September 30, 2025, the Company incurred a net loss of $13,777,000, used cash in operations of $3,378,000 and had a stockholders’ deficit of $5,446,000 as of that date. In addition, as of September 30, 2025, 42 notes payable with an aggregate balance of $1,070,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company ability to continue as a going concern. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are being issued. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2024 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2025, the Company had cash on hand in the amount of $49,000. Management estimates that the current funds on hand will be sufficient to continue operations through October 2025. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple and costs associated with amendments to our licensing agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company, including, without limitation, legal and accounting fees and costs associated therewith, by filing periodic reports with the SEC and fees and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2025 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders in case of equity financing. Management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.

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

At September 30, 2025 and 2024, we excluded the following dilutive shares as their effect would have been anti-dilutive.

	September 30, 2025	September 30, 2024
Options	69,015,001	25,294,103
Warrants	59,679,059	25,446,878
Common stock issuable upon conversion of notes payable	16,029,193	21,920,856
Total	144,723,253	72,661,837

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

For the nine-month periods ended September 30, 2025 and 2024 research and development costs were $1,395,000 and $143,000, respectively. For the three-month periods ended September 30, 2025 and 2024 research and development costs were $1,244,000 and $48,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT and other products, all patent costs are expensed as incurred. During the nine-month periods ended September 30, 2025 and 2024, patent costs were $4,000 and $31,000, respectively, which is included as part of operating expenses in the accompanying consolidated statements of operations.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. At September 30, 2025 and December 31, 2024, the Company has determined that the warrants issued and outstanding meet the requirements for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability-classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants that are liability-classified are recognized as a non-cash gain or loss in the statement of operations at each balance sheet date. At September 30, 2025 and December 31, 2024, the Company did not have any liability-classified warrants.

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

As of September 30, 2025 and December 31, 2024, the Company owed $197,000 and $197,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019, (the “Letter Agreements”) which have been included as part of accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet. The payments are to be made at $10,000 per month. During the nine months ended September 30, 2025 the Company made no payments.

4.	Convertible Notes Payable

	September 30, 2025 (unaudited)	December 31, 2024
Convertible notes	$822,000	$1,651,000
Accrued interest	517,000	1,006,000
Subtotal, including $1,070,000 and $2,339,000 in default at September 30, 2025 and December 31, 2024, respectively	1,339,000	2,657,000
Convertible note discount	(45,000)	(133,000)
Balance on convertible notes, net of note discounts	$1,294,000	$2,524,000

Convertible notes payable

At December 31, 2024, total outstanding notes payable totaled $1,651,000. During the nine-month period ended September 30, 2025, the Company issued convertible promissory notes in the aggregate of $2,515,000 for cash proceeds of $2,285,000, net of original issue discount (“OID”) of $229,000. The notes are unsecured, mature in twelve months from issuance, and are convertible into shares of the Company’s common stock at $0.08 per share.

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

Also, during the period ended September 30, 2025, convertible notes of $3,344,000, net of unamortized discount of $1,572,000, were converted into 65,523,469 shares of common stock (see also accrued interest below). At September 30, 2025, total outstanding convertible notes payable totaled $822,000. As of September 30, 2025, convertible notes payable and accrued interest are convertible into approximately 16,029,193 shares of common stock at conversion rates ranging from $0.03 to $0.48 per share. As of September 30, 2025, a total of 42 convertible notes and accrued interest in the aggregate of $1,070,000 have reached maturity and are past due.

Accrued interest

At December 31, 2024, accrued interest on convertible notes payable totaled $1,006,000. During the period ended September 30, 2025, accrued interest of $607,000 was converted into 10,860,391 shares of common stock. During the nine-month period ended September 30, 2025, accrued interest of $118,000 was recorded. At September 30, 2025, accrued interest on convertible notes payable totaled $517,000.

Debt discount

At December 31, 2024, the unamortized debt discount was $133,000. During the nine-month period ended September 30, 2025, debt discount of $1,659,000 was recorded for the relative fair value of warrants of $1,430,000 and OID of $229,000, debt discount amortization of $175,000 was recorded, and $1,572,000 of debt discount was removed and included in the carrying amount of related convertible notes payable that were converted into shares of common stock. At September 30, 2025, the unamortized debt discount was $45,000.

5.	PPP loan payable

In June 2020, the Company was granted a loan (the “PPP loan”) from Cadence Bank in the aggregate amount of $151,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

At December 31, 2024, the balance of the PPP loan was $24,000. During the nine-month period ended September 30, 2025, the Company paid $24,000 of principal on the PPP loan, and at September 30, 2025, the PPP loan was paid in full.

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

For the nine-month periods ended September 30, 2025 and 2024 research and development costs were $1,395,000 and $143,000, respectively. For the three-month periods ended September 30, 2025 and 2024 research and development costs were $1,244,000 and $48,000, respectively.

AOT Prototypes

During the periods ended September 30, 2025 and 2024, the Company incurred total expenses of $697,000 and $2,000, respectively, in the manufacture and testing of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying condensed consolidated statements of operations.

Temple University Licensing Agreements

On August 1, 2011, QS Energy, Inc. (the “Company”) (formerly “Save The World Air, Inc.”) entered into two Exclusive License Agreements with Temple University (“Temple”). One license agreement covered technology associated with an electric and/or magnetic field assisted fuel injector system (referred to as the “AOT-2 Agreement”) and one license agreement covered technology to reduce crude oil viscosity (referred to as the “AOT-1 Agreement,” and together, the “License Agreements”). The License Agreements provide the Company with exclusive, worldwide rights to Temple’s patents, patent applications, and technical information related to the respective technologies. Pursuant to the original terms of the License Agreements, the Company paid Temple a non-refundable license maintenance fee of $300,000 and agreed to pay (i) annual maintenance fees of $187,500, (ii) royalty fees ranging from 4% to 7% on net sales and extended term net sales, and (iii) 25% of all revenues generated from sublicenses.

Effective as of September 26, 2025, the parties executed Amendment No. 1 to the AOT-2 Agreement and Amendment No. 2 to the AOT-1 Agreement, under which they agreed that total outstanding fees due to Temple through July 31, 2025, were $2,236,000 and $931,000, respectively, for an aggregate amount of $3,167,000 (collectively, the “Outstanding Amounts”). The Outstanding Amounts are required to be paid within 15 days of the effective date of the respective amendments, or October 11, 2025. As of the date of this filing, the Outstanding Amounts have not been paid to Temple. As of September 30, 2025 and December 31, 2024, total unpaid fees due to Temple under the License Agreements amounted to $3,167,000 and $2,433,000, respectively, which are included in accounts payable – license agreements in the accompanying condensed consolidated balance sheets.

Under the amended agreements, royalty rates are structured as follows: 7% on the first $20 million of applicable net sales, 6% on sales between $20 million and $40 million, 5% on sales between $40 million and $100 million, and 4% on sales in excess of $100 million. These rates apply both during the initial term of the agreements and throughout the “Extended Term,” defined as a period of at least ten (10) years beginning upon the expiration of the last to expire patent (including continuations, extensions, and foreign counterparts), or upon early termination, whichever occurs earlier. During the Extended Term, royalties remain payable on all extended term net sales, regardless of patent expiration or the existence of valid claims.

The amended agreements also clarified that the Company shall retain exclusive rights to any improvements developed solely by the Company during or after the Extended Term, and Temple shall have no ownership interest in such improvements. Notwithstanding this, the Company remains obligated to pay royalties on such sales during the Extended Term.

For the nine-month periods ended September 30, 2025 and 2024, total expenses recognized under the License Agreements amounted to $698,000 and $141,000, respectively, and are included in research and development expenses on the accompanying condensed consolidated statements of operations. In addition, the Company recognized penalty interest on past due balances of $36,000 and $36,000 for the nine-month periods ended September 30, 2025 and 2024, respectively, which is included in interest and financing expense. No revenues were recognized from these License Agreements during the nine-month periods ended September 30, 2025 and 2024.

7.	Common Stock

During the nine months ended September 30, 2025, the Company issued 100,769,386 shares of its common stock as follows:

•	The Company issued 65,523,469 shares of its common stock upon the conversion of $3,344,000 in convertible notes and $607,000 of accrued interest, net of unamortized discount of $1,572,000, pursuant to convertible notes conversion prices of $0.02 to $0.15 per share.

•	The Company issued 22,645,924 shares of its common stock upon the exercise of stock options and warrants of $912,000 with conversion prices of $0.02 to $0.15 per share.

•	The Company issued 9,050,000 shares of its common stock for services of $1,451,000 valued at $0.04 to $0.19 per share based on the closing price of the Company’s common stock on the dates granted.

•	The Company issued 1,500,000 shares of its common stock to its corporate secretary as compensation of $240,000 valued at $0.16 per share.

•	The Company issued 2,049,993 shares of its common stock upon the cashless exercise of warrants at $0.03 to $0.15 per share for $104,000, which were applied to the settlement of vendor accounts payable.

8.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services, and for financing costs.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at September 30, 2025 was 6.9 years. Stock option activity for the period January 1, 2025 up to September 30, 2025, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2025	25,294,103	$0.13
Granted	53,100,138	0.04
Exercised	(8,640,688)	0.04
Expired	(738,552)	0.48
September 30, 2025	69,015,001	$0.07

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of September 30, 2025 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	66,515,001	7.1	$0.06	65,792,777	$0.06
$0.25 - $0.49	2,500,000	1.5	$0.33	2,500,000	$0.33
	69,015,001	6.9	$0.07	68,292,777	$0.07

In the nine-month period ending September 30, 2025, the Company issued options to purchase 17,482,638 shares of common stock to members of the Board of Directors, including 7,218,750 options issued to the Company’s CEO/CFO (see Note 9, below), upon reinstatement of the Director Compensation Policy. 7,656,250 options are exercisable at $0.02 per share, 4,375,000 options are exercisable at $0.04 per share, 2,430,555 options are exercisable at $0.06 per share, 2,187,500 options are exercisable at $0.08 per share, and 833,333 options are exercisable at $0.15 per share. 16,649,305 of the options were fully vested at the date of grant and 833,333 of the options vest over one year. Total fair value of these options at grant date was $2,571,000 using the Black-Scholes Option Pricing model with the following assumptions: expected life of 5 to 6 years; risk free interest rate of 3.95% to 4.47%; volatility of 179% and dividend yield of 0%. During the nine-month period ended September 30, 2025, the Company recognized compensation costs based on the fair value of options that vested of $2,541,000.

In the nine-month period ending September 30, 2025, the Company issued options to purchase 24,317,500 shares of common stock upon execution of an employment agreement with Cecil Bond Kyte, the Company’s CEO and CFO (see Note 9, below). The options are exercisable at a price of $0.03, fully vested at the date of grant, and expire 10 years from the date of grant. Total fair value of these options at grant date was $3,574,000 using the Black-Scholes Option Pricing model with the following assumptions: expected life of 5 years; risk free interest rate of 4.57%; volatility of 179% and dividend yield of 0%. During the nine-month period ended September 30, 2025, the Company recognized compensation costs based on the fair value of options that vested of $3,574,000.

In the nine-month period ending September 30, 2025, the Company issued options to purchase 1,500,000 shares of common stock to its corporate secretary as compensation. The options are exercisable at a price of $0.03, one third vested at the date of grant, and the balance will vest two years from the date of grant, and expire 10 years from the date of grant. Total fair value of these options at grant date was $238,000 using the Black-Scholes Option Pricing model with the following assumptions: expected life of 6 years; risk free interest rate of 4.32%; volatility of 179% and dividend yield of 0%. During the nine-month period ended September 30, 2025, the Company recognized compensation costs based on the fair value of options that vested of $79,000.

In the nine-month period ending September 30, 2025, the Company issued options to purchase 9,800,000 shares of common stock in exchange for services. The options are exercisable at a price of $0.03, vest up to two years from the date of grant, and expire 5 to 10 years from the date of grant. Total fair value of these options at grant date was $1,558,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2.5 to 6 years; risk free interest rate of 3.92% to 4.32%; volatility of 161% to 179% and dividend yield of 0%. During the nine-month period ended September 30, 2025, the Company recognized compensation costs based on the fair value of options that vested of $549,000.

As of September 30, 2025, based on the market price of the Company’s stock of $0.26 per share, the aggregate intrinsic value of the options outstanding at September 30, 2025 was $13,229,000.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2025 up to September 30, 2025.

	Warrants	Weighted Avg. Exercise Price
January 1, 2025	44,044,009	$0.04
Granted	31,723,612	0.10
Exercised	(16,055,229)	0.05
Expired	(33,333)	0.13
September 30, 2025	59,679,059	$0.07

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of September 30, 2025, were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.04 - $0.24	59,579,060	0.7	$0.07	59,579,060	$0.07
$0.25 - $0.48	99,999	1.8	$0.28	66,666	$0.29
	59,679,059	0.7	$0.07	59,645,726	$0.07

In the nine-month period ending September 30, 2025, the Company issued warrants to purchase 299,997 shares of common stock in exchange for services. The warrants are exercisable at a price range of $0.14 to $0.30, vesting one month from the date of grant, and expiring two years from the date of grant. Total fair value of these warrants at grant date was $49,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 3.57% to 4.29%; volatility of 147% to 158% and dividend yield of 0%. During the nine-month period ended September 30, 2025, the Company recognized compensation costs based on the fair value of warrants that vested of $46,000.

In the nine-month period ending September 30, 2025, the Company extended the expiration date of warrants to purchase 13,796,200 shares of common stock. The warrants had been issued to certain consultants and certain investors, and the modifications were executed to compensate the warrant holders for services provided. The Company measured the fair value of the modified warrants as of the modification date and compared it to the fair value of the warrants immediately before modification. The incremental fair value resulting from the modification was determined to be $511,000 using a Black-Scholes Option Pricing model with the following assumptions: life of 1 to 2 years; risk free interest rate of 3.94% to 4.31%; volatility of 133% to 154% and dividend yield of 0%. The warrants were fully vested on the modification date, and the full incremental fair value of $511,000 was recognized as stock-based compensation - warrant modification.

At September 30, 2025, the Company’s common stock was $0.26 per share. At September 30, 2025, the aggregate intrinsic value of warrants outstanding was $11,175,000.

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

On February 19, 2025, effective January 1, 2025, the Company entered into an employment agreement (“Agreement”) with Mr. Kyte to serve as the Company’s CEO and CFO, with an annual base salary of $420,000. In addition, the Agreement provides for the payment of a retention bonus (“Bonus”) in the amount of $1,557,500 to Mr. Kyte, $519,167 of which was paid in January 2025 to Mr. Kyte on execution of the Agreement; $519,167 of the Bonus was paid in part in May 2025 in anticipation of the execution of a customer contract with VIPS Petroleum, and the balance of that payment was paid in June and July 2025 to Mr. Kyte; and, $519,166 of the Bonus will be paid to Mr. Kyte upon the execution, closing, and effective date of debt or equity financing in favor of the Company in the amount of no less than $5,000,000.

As part of the employment agreement, Mr. Kyte was also issued a stock option exercisable into 20,817,500 shares of the Company’s restricted common stock at an exercise price of $0.03 per share, and a stock option exercisable into 3,500,000 shares of the Company’s restricted common stock at an exercise price of $0.03 per share. (See Note 8, above.) The stock options vested immediately and expire in ten years. Mr. Kyte was also issued stock options exercisable into 7,218,750 shares of the Company’s restricted stock in his capacity as a member of the Board of Directors and as a Chairman of the Board who oversees financial and audit functions, which vest up to one year, and have an exercise price of $0.02 to $0.15 per share.

During the nine months ended September 30, 2025, the Company paid $1,248,000 to Mr. Kyte, made up of $315,000 in salary and $1,038,000 in bonus payments. In addition, the Company recorded the fair value of vested stock options issued to Mr. Kyte of $4,581,000. During the nine months ended September 30, 2024, there were no employment agreement related transactions with Mr. Kyte. A copy of Mr. Kyte’s Employment Agreement with the Company was included as an attachment to Form 8-K filed with the SEC on February 21, 2025.

The second installment of Mr. Kyte’s Bonus as noted above was paid as follows: $51,917 on May 19, 2025, $250,000 on June 23, 2025; $150,000 on June 24, 2025; and, $67,250 on July 2, 2025.

Reimbursements for Rent

The Company reimburses Mr. Kyte in rent expenses for a home office and partial storage space in Carson City, Nevada at a rate of $1,000 per month under a month-to-month rental agreement. Total rent expense during the nine-month period ended September 30, 2025, and 2024 were $3,000 and $9,000, respectively which are included as part of operating expenses in the attached consolidated statement of operations.

Other

During the nine months ended September 30, 2025, the Company issued to its corporate secretary 1,500,000 shares of restricted common stock with a fair value of $240,000 (see Note 7, above), and stock options exercisable into 1,500,000 shares of common stock. (See Note 8, above.) The Company also issued stock options exercisable into 10,263,888 shares of common stock to other members of the Company’s Board of Directors (See Note 8, above.) During the nine months ended September 30, 2024, there were no similar transactions. In addition, the Company paid a cash bonus of $100,000 to its corporate secretary in May 2025.

10.	Commitments and Contingencies

We may be involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Except for income tax contingencies, we record accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. There is no current or pending litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

On June 19, 2025, the Company entered into a Distributor Agreement with VIPS Petroleum (“VIPS”) appointing VIPS as the exclusive distributor of the Company’s AOT product in Malaysia, Ghana, India and certain additional territories. On September 3, 2025, the Company executed an amendment to the Distributor Agreement which provides in Amendment No. 3 thereof for the potential issuance of a warrant to purchase up to 25,000,000 restricted shares of the Company’s common stock at $0.07 per share upon qualifying sales of AOT Units to VIPS. As of September 30, 2025, the required sales had not occurred, no warrant had been issued, and no accounting recognition is reflected in the financial statements. The Company will evaluate the warrant classification if issuance occurs.

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

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Period ended September 30,
	2025	2024
Revenue	$–	$–

Less:
Research and development	(1,395,000)	(143,000)
Payroll and related	(1,642,000)	(117,000)
Share-based compensation	(9,100,000)	(172,000)
Consulting related to intellectual property	(781,000)	(220,000)
Insurance	(84,000)	(58,000)
Operating expenses	(443,000)	(191,000)
Interest expense	(332,000)	(246,000)
Net loss	$(13,777,000)	$(1,147,000)

12.	Subsequent Events

During October and November 2025, the Company issued 8,254,684 shares of its common stock upon the exercise of stock warrants of $330,000 with conversion prices of $0.04 per share.

See Temple University Licensing Agreements in note 6, above. Payments in accordance with amendments to the Temple University Licensing Agreements were due on October 11, 2025, but were not made on that date nor as the date of this filing.

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

In our ongoing effort to commercialize our AOT technology, as announced in our press release of June 12, 2024, we entered into a letter of intent on June 11, 2024, with VIPS Petroleum, LLC (“VIPS”) to collaborate on and outline preliminary terms of a memorandum of understanding (“MOU”) regarding the commercial deployment of our AOT technology on one or more pipeline networks owned and operated by VIPS’ customer/clients. The MOU was completed and signed with VIPS on September 25, 2024, as reported in our press release of September 26, 2024. We have now entered into a Collaboration Agreement with VIPS as of August 1, 2024 to collaborate with them in facilitating the deployment of our AOT technology and products to VIPS’ customers. We hope to finalize a definitive agreement with a VIPS customer or customers to demonstrate the efficacy of our AOT product within the operating goals and requirements of the customer. If those customers’ goals and requirements are satisfied, we hope next to deploy our AOT product on the customer’s pipeline networks. As of the date of this filing, we have not entered into any agreement with any of VIPS’ customers for the deployment of our AOT technology and products. While we believe we have an opportunity to seek deployment of our AOT product on a VIPS customer’s pipeline network, we can offer no assurances that agreements will be signed with VIPS' customers or that such customers, if any, will approve or seek installation of our AOT product.

We believe the partnership between VIPS and QS Energy has significantly strengthened. This collaboration has advanced to the signing of a Memorandum of Understanding (MOU) with the Australia Asia India Business Organization (AAIBO), as disclosed in our December 10, 2024, update, “QS Energy Achieves Phase 4 Milestone with Southeast Asia’s Leading Energy Producer.” Engagements with AAIBO and stakeholders in Malaysia have led to progress toward formalizing a contract. Still, no contract has been entered into between them and the Company.

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

Section 3.2 (Additional Revenue), Section 3.3 (Order Process & Payment Terms), and Section 3.5 (Additional Consideration) of the Distributor Agreement was amended, effective September 3, 2025 (“Amended Distributor Agreement”).

Amendment No. 1 referenced in Section 3.3 of the Amended Distributor Agreement now provides for, among other things and conditions, an initial pre-phase purchase order of two (2) AOT units for a total purchase price of ten million dollars ($10,000,000), payment of which has not been made. Thereafter, Amendment No.1 of Section 3.3 provides for five (5) purchase order phases, the first of which (Phase 1) provides for an order of ten (10) AOT units for a total purchase price of $50,000,000 ($5,000,000 per unit), payable with a down payment of $25,000,000 followed by two payments of $12,500,000 each. These orders and payments are subject to satisfaction of several conditions including, without limitation, compliance and verification with SBLC and FAT conditions (defined and discussed in the paragraph below). Amendment No. 1 of Section 3.3 also provides for phase 2 through phase 5 order, payment, and funding conditions, as well as approval conditions and compliance. Sample purchase orders for pre-phase and phases 1 through 5 are, attached to the Amended Distribution Agreement, together with other sample invoices and sample orders. The samples do not represent actual orders or payments but establish only the form pursuant to which future orders and payments may be made. We can provide no assurances that conditions will be satisfied triggering any purchase or payment under the Amended Distributor Agreement or its attachments.

QS Energy, in coordination with VIPS, VIPS’ customer counterparties, and associated financial institutions, is engaged in negotiations seeking execution of an initial commercial deployment plan for the 3.0 generation AOT Units. The parties maintain active alignment on the master schedule, which incorporates a five-point Standby Letter of Credit (SBLC) trigger framework tied to Factory Acceptance Testing (FAT), completion of manufacturing by specified dates, scheduled delivery to destination countries, and defined installation windows coordinated with crude oil operators. Activities to date have resulted in measurable progress across all workstreams associated with the 3.0 deployment plan, but no revenue has been realized nor AOT purchases have been made under such deployment plan.

Amendment No. 3 referenced in Section 3.5 of the Amended Distributor Agreement now provides that upon the Company’s receipt of payment of ten million dollars ($10,000,000) for the purchase of two (2) AOT Units, the Company shall issue VIPS/Stephen Bosco a Stock Purchase Warrant (“Warrant”) providing VIPS the right to purchase 25,000,000 million restricted shares of common stock of the Company, at a price of $0.07 cents per share (“Exercise Price”). The Warrant will vest on issuance and expire three (3) years from the date of issuance. VIPS’ payment of the Exercise Price of $1,750,000 for all 25,000,000 shares shall be rebate-based, meaning, as previously reported in the Company’s Form 8-K filing on June 25, 2025, for every AOT Unit sold by the Company to VIPS for a purchase price per unit of $5,000,000, the Company will process a post-sale rebate of 15% of the purchase price, or $750,000, to VIPS. Post-sale rebates due VIPS, up to a maximum of $1,750,000, will be applied to, and be deemed payment of, the Exercise Price.

Amendment No.2 referenced in Section 3.2 of the Amended Distributor Agreement now provides a formula for the sharing of additional revenue between the Company and VIPS based on incremental barrels and carbon credits achieved through the use of the Company’s AOT Units.

A copy of the Amended Distributor Agreement, together with amendments and samples attached thereto are attached to this Form 10-Q filing as Exhibit 10.1. The above summary of the Amended Distributor Agreement provides selected information only and is qualified in its entirety by the Amended Distributor Agreement. The Amended Distributor Agreement and attachments thereto should be carefully read in their entirety.

To date, we have not received any purchase orders, nor generated any revenue, under the Amended Distributor Agreement, nor has our AOT product been placed with, nor is it currently being used by, any of VIPS’ customers or anyone else, and we can provide no assurances that our AOT product will be accepted or purchased by VIPS, or any of its customers, or anyone else.

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

As part of our ongoing commitment to advancing QS Energy’s strategic objectives, we have initiated preparations to deploy an AOT™ Midstream Viscosity Reduction Unit in Corpus Christi, Texas in collaboration with ReadyFlo Systems. Final engineering and design work was performed for a 300-meter flow loop, which will enable us to conduct operational trials of the AOT™ under live-flow conditions utilizing customer crude oil streams.

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

The design and implementation of the flow loop have been successfully completed. The system is operational and has delivered positive initial results, validating its utility for future testing and qualification efforts.

We have initiated consultations with the Environmental Protection Agency (EPA) and other relevant stakeholders to evaluate the requirements for operating the loop with crude oil. These discussions have been constructive, and as anticipated, only minor system modifications are necessary to accommodate crude oil safely and compliantly.

It is important to note that the decision to construct the flow loop was a strategic initiative—not a requirement. Our team identified the loop as a proactive investment to improve testing fidelity, accelerate development timelines, and strengthen stakeholder confidence. To mark this milestone, we invited key stakeholders to participate in a christening event on September 8, 2025, reinforcing our commitment to transparency, collaboration, and continuous improvement.

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

Three months ended September 30, 2025 and 2024

	Three months ended
	September 30,
	2025	2024	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	646,000	231,000	415,000
Research and development expenses	1,244,000	48,000	1,196,000
Loss from operations	(1,890,000)	(279,000)	(1,611,000)
Other income (expense)
Interest and financing expense	(74,000)	(86,000)	(12,000)
Net Loss	$(1,964,000)	$(365,000)	$(1,599,000)

The Company had no revenues in the three month-periods ended September 30, 2025 and 2024.

Operating expenses were $646,000 for the three-month period ended September 30, 2025, compared to $231,000 for the three-month period ended September 30, 2024, an increase of $415,000. This is due to increases in non-cash expenses of $135,000 and in cash expenses of $280,000. Specifically, the increase in non-cash expenses is attributable to increases in stock compensation expenses attributable to the fair value of vested options issued for compensation of $83,000 and reinstatement of the Company’s Director Compensation Policy of $56,000, offset by a decrease in the fair value of warrants issued as compensation for services of $4,000. The increase in cash expenses is attributable to increases in consulting fees of $113,000, salaries of $83,000, legal and accounting of $35,000, insurance of $22,000, travel expenses of $10,000, corporate expenses of $7,000, meals and entertainment of 5,000, auto expense of $3,000, bank fees of $3,000, office expenses of $2,000, and other expenses of $2,000, offset by decreases in public and investor relations of $3,000, and rent and utilities of $2,000.

Research and development expenses were $1,773,000 for the three-month period ended September 30, 2025, compared to $48,000 for the three-month period ended September 30, 2024, an increase of $1,196,000. This increase is attributable to increases in prototype product development costs of $1,494,000.

Other expenses were $74,000 expense for the three-month period ended September 30, 2025, compared to $86,000 expense for the three-month period ended September 30, 2024, a net decrease in other expenses of $12,000. This decrease is attributable to a decrease in non-cash other expenses of $12,000. The decrease in non-cash other expense is due to a decrease in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $12,000.

The Company had a net loss of $1,964,000, or $0.00 per share, for the three-month period ended September 30, 2025, compared to a net loss of $320,000, or $0.00 per share, for the three-month period ended September 30, 2024.

Nine months ended September 30, 2025 and 2024

Results of Operations for nine months ended September 30, 2025 and 2024

	Nine months ended
	September 30,
	2025	2024	Change
Revenues	$–	$–	$–
Costs and Expenses
Operating expenses	12,050,000	758,000	11,292,000
Research and development expenses	1,395,000	143,000	1,252,000
Loss from operations	(13,445,000)	(901,000)	(12,544,000)
Other income (expense)
Interest and financing expense	(332,000)	(246,000)	(86,000)
Net Loss	$(13,777,000)	$(1,147,000)	$(12,630,000)

Operating expenses were $12,050,000 for the nine-month period ended September 30, 2025, compared to $758,000 for the nine-month period ended September 30, 2024, an increase of $11,292,000. This is due to increases in non-cash expenses of $8,928,000 and in cash expenses of $2,364,000. Specifically, the increase in non-cash expenses is attributable to an increase in stock compensation expense attributable to common stock and warrants issued as compensation for services of $4,810,000, options issued for reinstatement of the Company’s Director Compensation Policy of $2,567,000, and common stock issued for services of $1,551,000. The increase in cash expense is attributable increases in salaries of $1,525,000, consulting fees of $561,000, legal and accounting of $120,000, corporate expenses of $98,000, insurance of $27,000, travel expenses of $20,000, office expenses of $20,000, auto expenses of $6,000, bank fees of $5,000, market fees of $5,000, meals and entertainment of $4,000, computer expenses of $2,000, and other expenses of $2,000, offset by decreases in patent expenses of $27,000, and rent and utilities of $4,000.

Research and development expenses were $1,395,000 for the nine-month period ended September 30, 2025, compared to $143,000 for the nine-month period ended September 30, 2024, an increase of $1,252,000. This increase is attributable to an increase in prototype product development costs of $1,395,000.

Other expenses were $332,000 expense for the nine-month period ended September 30, 2025, compared to $246,000 expense for the nine-month period ended September 30, 2025, a net increase in other expenses of $86,000. This increase is attributable to an increase in non-cash other expenses of $86,000. The increase in non-cash other expense is due to increases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $83,000.

The Company had a net loss of $13,777,000 or $0.03 per share, for the nine-month period ended September 30, 2025, compared to a net loss of $1,147,000, or $0.00 per share, for the nine-month period ended September 30, 2024.

Liquidity and Capital Resources

General

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $5,439,000 as of September 30, 2025. Our negative operating cash flow for the periods ended September 30, 2025 was funded primarily through issuance of convertible notes and execution of options and warrants to purchase common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $13,777,000 and a negative cash flow from operations of $3,378,000 for the nine-month period ended September 30, 2025. In addition, as of September 30, 2025, 42 notes payable with an aggregate balance of $1,070,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

At September 30, 2025, we had cash on hand in the amount of $49,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements, and the amendments thereto, with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain severance payments to a former officer and consulting fees, during the remainder of 2025 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Licensing Fees to Temple University

For details of the licensing agreements, and amendments thereto, with Temple University, see Financial Statements included herewith, Note 6 (Research and Development-Temple University Licensing Agreements).

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine-months ended September 30, 2025, the Company incurred a net loss of $13,777,000, used cash in operations of $3,378,000 and had a stockholders’ deficit of $5,439,000 as of that date. In addition, as of September 30, 2025, 42 notes payable with an aggregate balance of $1,070,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2025, the Company had cash on hand in the amount of $49,000. Management estimates that the current funds on hand will be sufficient to continue operations through December 2025. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, certain payments to a former officer and consulting fees, during the remainder of 2025 and beyond.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive and Financial Officer, evaluated, as of March 31, 2025, the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f), which were designed to be effective at the reasonable assurance level. Based on this evaluation, the Company’s Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025. As of September 30, 2025, management’s assessment identified the material weaknesses in the Company’s internal control over financial reporting:

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

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine-month period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

In private offerings exempt from registration, during the nine months ended September 30, 2025, the Company issued 65,523,469 shares of its common stock upon the conversion of $3,344,000 in convertible notes and $607,000 of accrued interest, net of unamortized discount of $1,572,000, pursuant to convertible notes conversion prices of $0.02 to $0.15 per share. In connection with the issuances of the foregoing securities, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”), and other exemptions including the exemption under Regulation S promulgated under the Securities Act, for transactions not involving a public offering.

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

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in SEC Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

10.1	Amended Distributor Agreement dated September 3, 2025

31.1	Certification of Chief Executive Officer of Quarterly Report Pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

31.2	Certification of Chief Financial Officer of Quarterly Report pursuant to Rule 13(a)-15(e) or Rule 15(d)-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Quarterly Report Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

QS ENERGY, INC.

Date: November 14, 2025	By:	/s/ Cecil Bond Kyte
Cecil Bond Kyte
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

