Form 10-K
period 2025-12-31
QS Energy, Inc.
filed 2026-03-31
CIK 1103795

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2025, was $100,504,000.

The number of shares of the Registrant’s Common Stock outstanding as of March 27, 2026 was 550,617,942.

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

Item 1. Business

The discussion of our business is as of the date of filing of this report, unless otherwise indicated. Our business discussion below is qualified by our “Risk Factors,” disclosures in Item 1A, below.

Overview

QS Energy, Inc. (“QS Energy” or “Company” or “we” or “us” or “our”) develops and seeks to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents, a substantial portion of which have been developed in conjunction with and exclusively licensed by us from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology (and for now only technology) is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that in lab and other tests has shown to reduce crude oil viscosity by applying a high intensity electrical field to crude oil while in transit. AOT technology has shown to deliver reductions in crude oil viscosity and pipeline pressure loss as demonstrated in independent third-party tests performed by the U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™, at full-scale test facilities in the U.S. and China, and under commercial operating conditions on one of North America’s largest high-volume crude oil pipelines. Prior testing on a commercial crude oil condensate pipeline demonstrated high correlation between laboratory analysis and full-scale AOT operations under commercial operating conditions with onsite measurements and data collected by the pipeline operator on its supervisory control and data acquisition (“SCADA”) system. The AOT product is still in development and testing and has transitioned from laboratory testing to initial demonstration and continued testing in advance of our goal of seeking commercial acceptance and adoption by the upstream and midstream pipeline marketplace. Such commercial acceptance and adoption have not been achieved. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and test operations of our crude oil AOT pipeline product in the upstream and midstream energy sector. Our efforts in the foregoing regard have been substantially hampered by our lack of capital. We should be able to continue our efforts to commercialize our AOT product during 2026 only if we are able to raise sufficient capital to do so. We can provide no assurances that we will be able to raise the capital we need to continue our efforts in 2026, or that any such capital will be available to us on acceptable terms and conditions. Nor can we provide assurances our technology will be accepted and deployed by the pipeline industry. See ”Risk Factors,” below in Item 1A.

Our Company was incorporated on February 18, 1998, as a Nevada Corporation under the name Mandalay Capital Corporation. The Company changed its name to Save the World Air, Inc. on February 11, 1999. Effective August 11, 2015, the Company changed its name to QS Energy, Inc. The name change was affected through a short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Additionally, QS Energy Pool, Inc., a California corporation, was formed as a wholly owned subsidiary of the Company on July 6, 2015 to serve as a vehicle for the Company to explore, review, and consider acquisition opportunities. To date, QS Energy Pool has not entered into any acquisition transaction. However, the Company will still consider, if appropriate to do so, and subject to the availability of adequate and acceptable capital and financing, entering into potential beneficial acquisitions. The Company is considering dissolving QS Energy Pool to reduce costs associated with operating this subsidiary. The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter Bulletin Board (Pink Sheets).

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

In February 2016, the modified AOT equipment was installed at Kinder Morgan’s facility. Pre-acceptance testing was performed in April 2016, culminating in more than 24 hours of continuous operations. In-field viscosity measurements and pipeline data collected during this test indicated the AOT equipment operated as expected, demonstrating viscosity reductions equivalent to those measured under laboratory conditions. Supervisory Control and Data Acquisition (“SCADA”) pipeline operating data collected by Kinder Morgan during this test indicated a pipeline pressure drop reduction consistent with expectations. Results of this test were promising; however, due to the short duration of the test and limited data collection, definitive conclusions regarding the AOT performance and its impact on pipeline operations could not be reached. Based on final analysis of in-field test results, SCADA operating data and subsequent analysis of crude oil condensate samples at Temple University, it became unlikely Kinder Morgan would use the AOT at the original test location or other condensate pipeline. Kinder Morgan expressed interest in AOT operations at one of their heavy crude pipeline locations subject to results of other AOT demonstration projects and provided the Company with additional crude oil samples which have been tested at Temple University for future test correlation and operational planning purposes. The Kinder Morgan Lease is in suspension and there are no current plans to resume the lease or reinstall an AOT device at a Kinder Morgan facility.

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

During the third quarter of 2016, the Company developed an onsite testing program to demonstrate AOT viscosity reduction at prospective customer sites. This program utilized a laboratory-scale AOT device designed and developed by the Company and tested at the Southern Research Institute. Under this program, Company engineers set up a temporary lab at the customer’s site to test a full range of crude oils. Fees charged for providing this service were dependent on scope of services, crude oil sample to be tested, and onsite time requirements. In the fourth quarter 2016, the Company entered a contract to provide these onsite testing services to a North American oil producer and pipeline operator over a one-week period in early 2017 at a fixed price of $50,000. This test was performed in January 2017; data analysis and a final report were completed in March 2017. Test results demonstrated viscosity reduction under limited laboratory conditions. The oil producer requested access to observe a full-scale demonstration facility and view operating data when they become available. This has not occurred.

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

Also, in July 2017, the Company filed for trademark protection for the word “eDiluent” in advance of rolling out a new marketing and revenue strategy based on the concept of using AOT to reduce pipeline dependence upon diluent to reduce viscosity of crude oils. A primary function of AOT is to reduce viscosity by means of its solid-state electronics technology, in essence providing an electronic form of diluent, or “eDiluent”. Subject to successful testing of our AOT technology and sufficient availability of operating capital, the Company may seek to market and sell a value-added service under the name eDiluent, designed to be upsold by the Company’s midstream pipeline customers in an effort to provide the Company with long-term recurring revenues.

During the third quarter 2017, the Company built a dedicated laboratory space at its then Tomball, Texas facility, providing onsite testing utilizing our laboratory-scale AOT device, among other equipment. Development of an AOT unit for use in crude oil upstream and gathering operations was restarted in September 2017, utilizing resources at the Tomball, Texas facility. Also, during the third quarter 2017, the Company built an outdoor facility at the Tomball, Texas site for onsite storage of AOT inventory and other large equipment. These sites are no longer in use.

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

We validated a new design concept for the grid pack will reduce arcing and allowed us to apply full voltage during a recent test. A 3rd party engineering firm with proper experience and three-dimensional modeling software was engaged. A design review was completed, final drawings were sent to our vendors, and prototype parts for fit and electrical testing were ordered.

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

Once all the parts were delivered for a full AOT, we assembled the stack and installed the stack into the vessel. The vessel was filled with oil and tested. We were able to apply full voltage of 40.1kV to the AOT. We believed at the time that the AOT would be ready to test with customer oil and be deployed back into the field. Still, no such testing or deployment has yet to occur.

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

Our team has diligently pursued the formalization of a new initiative, aligning it with the strategic priorities of potential development partners. As we endeavor to seamlessly incorporate state-of-the-art technologies into a novel operational framework, we acknowledge that comprehensive testing, planning and meticulous execution invariably require more time than initially anticipated.

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

As reported in our form 8-K, filed with the SEC on June 25, 2025, we entered into a Distributor Agreement with VIPS, providing for VIPS to serve as our exclusive distributor to promote, sell, and lease our AOT product in the territories of Malaysia, Ghana, and India, among other territories. To date, we have not received any purchase orders under the Distributor Agreement, nor has our AOT product been placed with, nor currently being used by, any of VIPS’ customers or anyone else. We have also amended the Distributor Agreement, as follows:

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

A copy of the Amended Distributor Agreement, together with amendments and samples attached thereto are included in this Form 10-K filing as Exhibit 10.22. The above summary of the Amended Distributor Agreement provides selected information only and is qualified in its entirety by the Amended Distributor Agreement. The Amended Distributor Agreement and attachments thereto should be carefully read in their entirety.

Additionally, QS Energy, in coordination with VIPS, VIPS’ customer counterparties, and associated financial institutions, is engaged in negotiations seeking execution of an initial commercial deployment plan for the 3.0 generation AOT Units. The parties maintain active alignment on the master schedule, which incorporates a five-point Standby Letter of Credit (SBLC) trigger framework tied to Factory Acceptance Testing (FAT), completion of manufacturing by specified dates, scheduled delivery to destination countries, and defined installation windows coordinated with crude oil operators. Activities to date have resulted in some progress across all workstreams associated with the 3.0 deployment plan, but no revenue has been realized nor AOT purchases have been made under such deployment plan.

The multi-phase potential deployment of up to 400 AOT units previously disclosed under the VIPS Distributor Agreement was structured as an aggregate, multi territory framework across VIPS’s priority regions, including India, Malaysia and Ghana, rather than as a country specific order. This multi-territory framework has not yet produced any sales or revenue for the Company. We are now focusing on a potential sale of 150 units as an initial purchase order under the so-called Laksel LOI (discussed below). This represents a defined India focused initial program within our broader framework, targeting the region’s largest crude pipeline market, while the Amended VIPS Distributor Agreement continues to provide the contractual basis for pursuing additional opportunities in other territories, including potential applications in Malaysia where certain offshore to onshore crude transportation systems and related subsea infrastructure may, subject to further engineering evaluation, present longer term deployment use cases for the Company’s AOT technology.

The Company's commercialization efforts in India, initiated through its collaboration and distribution arrangements with VIPS have progressed with the formalization of a relationship with Laksel Corporation Pte Ltd, which will serve as the designated EPC partner for the region — a role Laksel has held since the inception of the VIPS India initiative by virtue of its regional expertise, longstanding relationships with the Indian public sector oil and gas enterprises, and extensive prior project execution experience across Asia Pacific and the Middle East. Our relationship with Laksel is reflected in the non-binding Laksel LOI described in Note 13 – Subsequent Events-- of the financial statements attached hereto. The Laksel LOI outlines a potential large-scale AOT deployment program on crude oil pipeline infrastructure in India but remains subject to financing, other conditions, and definitive documentation. We can provide no assurances that such conditions will be met and such definitive documentation will be achieved.

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

Our expenses to date have been funded through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We will need to raise substantial additional capital through 2026, and beyond, to fund work on our AOT, our sales and marketing efforts, continuing research and development, and certain other expenses, including without limitation, legal and accounting expenses, until we are able to achieve a revenue base. We can provide no assurances that additional capital will be available to us, or if it is, that such additional capital will be offered at acceptable terms.

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

Market Analysis Overview

QS Energy’s AOT crude oil viscosity reduction technology directly targets the heavy crude oil transportation industry, initially targeting the midstream crude oil pipeline operations which deliver high volumes of heavy crude oil to market. The U.S. Energy Information Administration (EIA) forecasts U.S. crude oil production will average 13.2 million barrels per day in 2024 and predicts it to grow to an average of 13.5 million barrels per day in 2025. Worldwide, EIA forecasts Brent crude oil prices averaging $74 per barrel in 2025, decreasing to $66 per barrel in 2026. These forecasts and the forecasts discussed below were completed prior to additional sanctions targeting Russia’s oil sector, which have the potential to reduce Russia’s oil exports to the global market, and also completed prior to initiation of the current war in the Middle East, current oil and gas production and transport disruptions as a result of that war, and the ongoing implementation of tariffs imposed on importers by the United States and other countries.

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

Additionally, fluctuating global oil prices since the early 2020s have encouraged producers and transporters to reduce costs and seek technologies that increase operational efficiency. The Applied Oil Technology (AOT) system is specifically designed to enhance pipeline throughput capacity, reduce the use of diluents, lower pipeline operating costs, and optimize overhead, ultimately improving margins and delivering measurable competitive advantages. As the industry moves through 2026, 2030, and beyond, we believe AOT’s ability to increase efficiency and reduce transportation costs will remain vital to maintaining profitability in an increasingly competitive market.

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

Our Products and Technology

AOT Commercial Products

See Item 1., above, (Business) under the section Overview. The following discussion is qualified in its entirety by the aforementioned discussion in Item 1, above, (Business). Beginning in the second quarter of 2012, the Company began the design and engineering efforts required to transition from laboratory and prototype testing to AOT units designed for full-scale commercial testing. The Company established its supply chain, designs, drawings, engineering, certifications and specifications to comply with the engineering audit processes as dictated by the energy industry regulation processes and North American regulatory bodies. We have built, delivered and tested, under limited duration and conditions, AOT equipment on a high-volume commercial pipeline. We believe we have established the commercial viability of this product. Please see “ITEM 1A, Risk Factors”, for a discussion associated with the commercial viability of our products.

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

AOT Intellectual Property

The Company began its own independent audit process for the updating of its intellectual property portfolio in 2012. The goal of this process was to streamline unnecessary legacy items left over from prior management, consolidate efforts to countries and regions of interest and retire items that were no longer valid or had been replaced with new intellectual property developments. In 2013, the Company retained the law firm of Jones Walker LLP, with operations based in New Orleans, Louisiana and began consolidation and streamlining efforts to manage intellectual properties.

QS Energy is currently maintaining and licensing from Temple University a portfolio of domestic and international patents, which have either been granted or have been published and are pending subject to final approval by the respective patent agency. We have amended the licensing agreements with Temple University, but are not current on payments due thereunder. See Note 6 of financial statements attached hereto for details of the licensing agreements with Temple University. Each of these intellectual properties are related to QS Energy’s AOT, Joule Heat and Fuel Injector technologies. Subject to additional capital funding, we intend actively to continue to develop and market our AOT technology. Development of QS Energy’s Fuel Injector and Joule Heat technologies have been suspended. The Company continues to maintain a license agreement with Temple University with respect to the underlying Fuel Injector patents, and is considering its options to re-start commercialization, sublicense the technology, or terminate the fuel injector license agreement with Temple. For details of the licensing agreements with Temple University, see Financial Statements attached hereto, Note 6. Please also see ITEM 1A, Risk Factors below for a discussion of risks associated with these intellectual properties.

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

Throughout 2025 and continuing through the date of this report, our efforts have been tightly focused on executing our AOT demonstration project strategy. A number of companies in North America, South America and the Middle East have expressed interest in our technology and a desire to review demonstration project test results and visit the demonstration site. Assuming successful operations, we believe our AOT project should provide data requested by prospective customers such as real-time changes in viscosity, pipeline pressure drop reduction and increases in pipeline operating flowrates. All collected data will be normalized such that it can be used to evaluate the financial and operational benefits across a wide range of commercial operating scenarios without disclosing confidential details of our operations. We believe that real-world data from our AOT project could be used to accelerate our desire to achieve commercial adoption of our AOT technology, positioning us to re-engage with industry executives.

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

Employees

As of December 31, 2025, in addition to the Company’s CEO/CFO, the Company had one full-time employee. We also utilized the services of part-time consultants and independent contractors on an as-needed basis to assist us with various matters, including engineering, logistics, investor relations, public relations, accounting and sales and marketing. We intend to hire additional personnel to provide services when they are needed on a full-time basis. We recognize that our efficiency largely depends, in part, on our ability to hire and retain additional qualified personnel as and when needed and we have adopted procedures to assure our ability to do so.

Item 1A. Risk Factors

We have a history of losses, and we cannot assure you that we will ever become or remain profitable. As a result, you may lose your entire investment.

We generated insignificant revenues from operations in late 2006 and subsequently did not generate any revenues until 2014, and thereafter we have generated no revenues, and we have incurred recurring net losses every year since our inception in 1998. For the fiscal years ended December 31, 2025 and 2024, we had net losses of $15,305,000 and $1,934,000 respectively. To date, we have dedicated most of our financial resources to research and development, general and administrative expenses (including the payment of salaries and bonuses) and initial sales and marketing activities. We have funded all of our activities through sales of our debt and equity securities for cash. We anticipate net losses and negative cash flow to continue until such time as our products are brought to market in sufficient amounts to offset operating losses. Our ability to achieve profitability is dependent upon our continuing research and development, product development, and sales and marketing efforts, to deliver viable products and the Company’s ability to successfully bring them to market. Although our management is optimistic that we will succeed in marketing products incorporating our technologies, there can be no assurance that we will ever generate significant revenues or that any revenues that may be generated will be sufficient for us to become profitable or thereafter maintain profitability. If we cannot generate sufficient revenues or become or remain profitable, we may have to cease our operations and liquidate our business.

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

During the year ended December 31, 2025, we incurred a net loss of $15,305,000 and used cash in operations of $4,008,000 and had a stockholders’ deficit of $5,780,000 as of December 31, 2025. As a result, management has concluded, and our independent registered public accounting firm has agreed with our conclusion that there is a substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. As a result, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2025, includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to obtain significant additional capital to fund our operations and to generate revenue from sales, of which there is no assurance. If we fail to raise sufficient capital, we may have to liquidate our business and you may lose your investment.

Since we have not yet begun to generate positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated cash flow from operations since our inception in February 1998 and have relied on external sources of capital to fund operations. We had $6,000 in cash at December 31, 2025 and used cash in operations of $4,008,000 (a substantial portion of which has been used to pay salaries and bonuses to employees and consultants) for the year ended December 31, 2025.

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

During fiscal 2025, our cash burn rate amounted to approximately $334,000 per month (a substantial portion of which has been used to pay salaries and bonuses to employees and consultants) and could increase during the remainder of fiscal 2026. In order to fund our capital needs, we conducted private offerings of our securities in 2024 and 2025. While discussion regarding additional interim and permanent financings are being actively conducted, management cannot predict with certainty that an equity line of credit will be available to provide adequate funds, or any funds at all, or whether any additional interim or permanent financings will be available at all or, if it is available, if it will be available on favorable terms. If we cannot obtain needed capital, our research and development, and sales and marketing plans, business and financial condition and our ability to reduce losses and generate profits will be materially and adversely affected.

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

A large portion of our expenses, including salaries, bonuses, expenses for our facilities, equipment and personnel, is relatively fixed and not subject to further significant reduction. In addition, we expect our operating expenses will increase in the future as we continue our commercialization efforts and increase our production and marketing activities, among other activities. Although we expect to generate revenues from sales of our products, revenues may decline or not grow as anticipated and our operating results could be substantially harmed for a particular fiscal period. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price most likely would decline.

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

The Company recognizes domestic and foreign governmental actions, including but not limited to trade restrictions and tariffs, the current war in the Middle East leading to the disruption of oil and gas production and the worldwide transport of oil and gas, may adversely affect our ability to export our technologies, or may adversely affect the economics of cross-border transactions.

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

The shares of our common stock are thinly traded on the OTC Bulletin Board (pink sheets), meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company with no revenue, engaged in a high-risk business which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that can generate or influence daily trading volume and valuation. Should we even come to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous trading without negatively impacting share price. We cannot provide any assurance that a broader or more active public trading market for shares of our common stock will develop or be sustained. Due to these conditions, we cannot give any assurance that shareholders will be able to sell their shares at or near bid prices or at all.

The market price of our stock is volatile.

The market price for our common stock has been volatile during the last year, ranging from a closing price of $0.12 on June 10, 2025 to a closing price of $0.33 on March 28,2025, and a closing price of $0.10 on March 27, 2026. See Part II, item 5, below. Additionally, the price of our stock has been both higher and lower than those amounts on an intra-day basis in the last year. Because our stock is thinly traded, its price can change dramatically over short periods, even in a single day. The market price of our common stock could fluctuate widely in response to many factors, including, developments with respect to patents or proprietary rights, announcements of technological innovations by us or our competitors, announcements of new products or new contracts by us or our competitors, actual or anticipated variations in our operating results due to the level of development expenses and other factors, changes in financial estimates by securities analysts and whether any future earnings of ours meet or exceed such estimates, conditions and trends in our industry, new accounting standards, general economic, political and market conditions and other factors.

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

We may not be successful in identifying, making, financing, and integrating acquisitions.

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

Item 2. Properties

The Company’s executive offices are located in Tomball, Texas (“Tomball Facility”) and leased on a month to month basis at $1,000 per month. Total rent expense under this lease for the years ended December 31, 2025 and 2024 was $12,000 and $12,000, respectively. The Company also rents a storage facility in Laurel, Mississippi on a month-to-month basis for $250 per month. The Company reimburses Cecil Bond Kyte, Company CEO and CFO, in rent expenses for a home office and partial storage space in Carson City, Nevada at a rate of $1,000 per month under a month-to-month rental agreement (“Carson Rental Agreement”). Total rent expense under the Carson Rental Agreement during the years ended December 31, 2025, and 2024 were $3,000 and $12,000, respectively which are included as part of Operating Expenses in the attached consolidated statement of operations.

We believe our facilities are adequate to meet our current and near-term needs.

Item 3. Legal Proceedings

We are not subject to any litigation or legal proceedings.

Item 4. Mine Safety Disclosures

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

	2025		2024
	High	Low	High	Low
First Quarter	$0.40	$0.13	$0.08	$0.05
Second Quarter	$0.35	$0.06	$0.06	$0.06
Third Quarter	$0.32	$0.18	$0.08	$0.08
Fourth Quarter	$0.30	$0.12	$0.18	$0.18

According to the records of our transfer agent, we had approximately 1,000 stockholders of record of our common stock at February 16, 2026. The Company believes that the number of beneficial owners of our common stock is substantially higher than this amount.

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

Issuances of Unregistered Securities in Current Fiscal Year

During the year ended December 31, 2025, the Company issued an aggregate of 114,925,716 shares of its common stock as follows:

•	The Company issued 65,523,469 shares of its common stock upon the conversion of $3,344,000 in convertible notes and $607,000 of accrued interest, net of unamortized discount of $1,572,000, pursuant to convertible notes conversion prices of $0.02 to $0.15 per share.

•	The Company issued 36,802,254 shares of its common stock upon the exercise of options and warrants at $0.02 to $0.15 per share, for total proceeds of $908,000.

•	The Company issued 2,049,993 shares of its common stock upon the cashless exercise of warrants at $0.03 to $0.15 per share for $104,000, which were applied to the settlement of accounts payable.

•	The Company issued 9,050,000 shares of its common stock for services of $1,451,000 valued at $0.04 to $0.19 per share based on the closing price of the Company’s common stock on the dates granted.

•	The Company issued convertible notes in aggregate value of $2,515,000 for net proceeds of $2,285,000, convertible into 31,423,615 shares in common stock of the Company at a conversion price of $0.08 per share, and in connection with these notes, issued warrants to purchase 31,423,615 shares of common stock of the Company at an exercise price of $0.10 per share and expiring one year from the date of issuance, summarized by month as follows:

Shares of Common Stock Issuable upon conversion of Notes Issued in 2025

Month of Issuance	Principal amount of convertible notes	Conversion Price	Shares of common Stock issuable upon Conversion of Principal
January 2025	$162,000	$0.08 per share	2,025,690
February 2025	693,000	$0.08 per share	8,658,732
March 2025	604,000	$0.08 per share	7,542,809
April 2025	333,000	$0.08 per share	4,163,718
May 2025	292,000	$0.08 per share	3,643,432
June 2025	431,000	$0.08 per share	5,389,212
	2,515,000		31,423,593

Issuances of Unregistered Securities in Prior Fiscal Year

During the year ended December 31, 2024, the Company issued an aggregate of 35,838,409 shares of its common stock as follows:

•	The Company issued 32,341,748 shares of its common stock upon the conversion of $1,034,000 in convertible notes, net of unamortized discount of $699,000, pursuant to convertible notes conversion prices of $0.03 to $0.05 per share.

•	The Company issued 1,063,332 shares of its common stock upon the exercise of warrants at $0.04 to $0.07 per share, for total proceeds of $52,000.

•	The Company issued 433,329 shares of its common stock upon the cashless exercise of warrants at $0.02 to $0.06 per share for $18,000, which were applied to the settlement of accounts payable.

•	The Company issued 2,000,000 shares of its common stock upon services with a fair value of $140,000, at $0.07 per share.

•	The Company issued convertible notes in aggregate value of $1,353,000 for net proceeds of $1,230,000, convertible into 42,457,348 shares in common stock of the Company at a conversion price of $0.03 to $0.05 per share, and in connection with these notes, issued warrants to purchase 42,457,348 shares of common stock of the Company at an exercise price of $0.04 to $0.07 per share and expiring one year from the date of issuance, summarized by month as follows:

Shares of Common Stock Issuable upon conversion of Notes Issued in 2024

Month of Issuance	Principal amount of convertible notes	Conversion Price	Shares of common Stock issuable upon Conversion of Principal
March 2024	$161,000	$0.05 per share	3,212,000
May 2024	23,000	$0.03 per share	770,000
June 2024	92,000	$0.03 per share	3,080,000
July 2024	115,000	$0.03 per share	3,816,999
August 2024	73,000	$0.03 per share	2,425,573
September 2024	68,000	$0.03 per share	2,273,837
October 2024	197,000	$0.03 per share	6,580,292
November 2024	289,000	$0.03 per share	9,633,047
December 2024	17,000	$0.03 per share	550,000
	$1,035,000		32,341,748

Item 6. Selected Financial Data

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Item 7 of this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed above in Part I, Item 1 and elsewhere in this Form 10-K, particularly in “Risk Factors,” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2025, and we undertake no duty to update this information.

Overview

The Company has not generated significant revenues since its inception in February 1998. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and operations of our crude oil pipeline products in the upstream and midstream energy sector. We anticipate that these efforts will continue during 2025.

Our expenses to date have been funded primarily through the sale of shares of common stock and convertible debt, as well as proceeds from the exercise of stock purchase warrants and options. We raised capital in 2025 and also need to raise substantial additional capital in 2026, and possibly beyond, to fund our sales and marketing efforts, continuing research and development, and certain other expenses, until our revenue base grows sufficiently.

Results of Operation

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	2025	2024	Change	% Change
Revenues	$–	$–	$–	–

Operating expenses	13,312,000	1,385,000	11,927,000	861%
Research and development expenses	1,611,000	191,000	1,420,000	743%
Loss from operations	(14,923,000)	(1,576,000)	(13,347,000)	(846%)

Other	7,000	–	7,000
Interest and financing expense	(389,000)	(358,000)	31,000	9%
Net Loss	$15,305,000	$(1,934,000)	$(13,371,000)	691%

Revenue Comparison, 2025 and 2024

The Company recognized no revenues during the twelve-month periods ended December 31, 2025 and December 31, 2024.

Operating Expense Comparison, 2025 and 2024

Operating expenses were $13,312,000 for the fiscal year ended December 31, 2025, compared to $1,385,000 for the fiscal year ended December 31, 2024, an increase of $11,927,000. This increase was attributable to increases in non-cash compensation expenses of $9,317,000 and other expenses of $2,610,000. Specifically, the increase in non-cash expenses is attributable to an increase in stock compensation expense attributable to common stock and warrants issued for services of $2,747,000, options issued for reinstatement of the Company’s Director Compensation Policy of $2,594,000, and common stock issued as compensation of $3,976,000. The increase in other expenses is attributable to increases in salaries and benefits of $1,648,000, consulting fees of $633,000, legal and accounting fees of $132,000, corporate expenses of $86,000, insurance expenses of $82,000, travel expenses of $22,000, office expenses of $21,000, market fees of $8,000, auto expenses of $7,000, depreciation expenses of $2,000, meals and entertainment expenses of $2,000, and other expenses of $2,000, offset by decreases in patent maintenance expenses of $29,000, public and investor relations of $3,000, and rent expenses of $3,000.

Research and development expenses were $1,611,000 for the fiscal year ended December 31, 2025, compared to $191,000 for the fiscal year ended December 31, 2024, an increase of $1,420,000. This increase is attributable to AOT prototype and demonstration project development costs.

Interest expenses were $389,000 for the fiscal year ended December 31, 2025, compared to $358,000 for the fiscal year ended December 31, 2024, an increase of $31,000. This increase is attributable to an increase in interest and financing expense of $31,000 to account for the accrual of interest on past due convertible notes and the amortization of debt discount related to our convertible notes.

We had a net loss of $15,305,000 or $0.03 loss per share for the fiscal year ended December 31, 2025 compared to a net loss of $1,934,000 or $0.00 loss per share for the fiscal year ended December 31, 2024.

Liquidity and Capital Resources

Going concern

We have incurred negative cash flow from operations since our inception in 1998. As of December 31, 2025, we had cash of $6,000 and a stockholders’ deficit of $5,780,000. Our operating cash flow in 2025 was funded primarily through cash reserves, the exercise of stock purchase warrants for cash, and the issuance of convertible notes for cash.

During the year ended December 31, 2025, the Company had a net loss of $15,305,000 and used cash in operations of $4,008,000. In addition, as of December 31, 2025, 51 notes payable with an aggregate balance of $1,116,000 and certain obligation to a former officer are past due. As a result, management has concluded, and our independent registered public accounting firm has agreed with our conclusion that there is a substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2025, includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan.

At December 31, 2025, the Company had cash on hand in the amount of $6,000. In January and February 2026, the Company issued 4,718,188 shares of its common stock upon the exercise of warrants for proceeds of $472,000 at an exercise price of $0.10 per share. Management estimates that the current funds on hand will be sufficient to continue operations through March 31, 2026. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technology; costs to manufacture and ship the products; costs to maintain an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation certain payments to a former officer, during the remainder of 2024 and beyond. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Contractual Obligations

The Company’s contractual commitments for future periods, including minimum guaranteed compensation payments and other agreements as described in the following table and associated footnotes:

Year ending December 31,	License Agreements (1)	Compensation Agreements (2)	Total Obligations
2026	3,167,000	–	3,167,000
2027	–	–	–
2028	–	–	–
2029	–	–	–
2030	–	–	–
Total	$3,167,000	$197,000	$3,167,000

___________________

(1)

Temple University Licensing Agreement-amount past due

On August 1, 2011, the Company entered into two Exclusive License Agreements with Temple University (“Temple”), referred to as the “AOT-1 Agreement” and the “AOT-2 Agreement” (collectively, the “License Agreements”). Effective as of September 26, 2025, the Company and Temple executed Amendment No. 2 to the AOT-1 Agreement and Amendment No. 1 to the AOT-2 Agreement, under which the Company and Temple agreed that total outstanding fees due to Temple through July 31, 2025, were $2,236,000 and $931,000, respectively, for an aggregate amount of $3,167,000 (collectively, the “Outstanding Amounts”). The Outstanding Amounts were required to be paid by October 11, 2025. As of the date of this filing, the Outstanding Amounts have not been paid to Temple.

(2)	Consists of certain contractually provided benefits to a former executive officer pursuant to a severance agreement and amendments thereto. The balance due as of December 31, 2025, of $197,000 is included as part of Accounts payable and accrued expenses in the accompanying consolidated balance sheets, of which the total amount is in arrears. The former executive officer disputes the amount identified in the above table, claiming the above amount is less than the amount to which he believes he is owed. Absent an agreement to settle the dispute, and in the event the former executive officer elects to initiate litigation regarding the dispute, including claims for interest and penalties to which the former executive officer believes he is entitled, the Company has reserved, and if necessary and appropriate will assert, all factual and legal defenses, counter-claims, rights, and remedies it may have in any such suit.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of and for the years ended December 31, 2025, and 2024 are presented in a separate section of this report following Item 15 and begin with the index on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weaknesses discussed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded, that our internal controls over financial reporting was not effective as of December 31, 2025 due to material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b)	Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, and for the year ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K. Our Insider Trading Policy is part of our Code of Business Code and Ethics, and, separately, a copy of our Insider Trading Policy is filed herewith as Exhibit 19.

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

The following constitutes the Board of Directors as of December 31, 2025:

Name	Age	Position	Director Class	Director Since	Term Expires
Cecil Bond Kyte	55	Chief Executive Officer, Director (Non-Independent)	Class III	2021	2028 (1)
Eric Bunting	56	Director (Independent)	Class II	2017	2027 (2)

(1)	Mr. Kyte was re-elected to the Board at the Company’s Annual Shareholders’ Meeting on February 14, 2025, to a three-year term expiring 2028.
(2)	Dr. Bunting was re-elected to the Board at the Company’s Annual Shareholders’ Meeting on February 14, 2025, to a two-year term expiring 2027.

Biographical Information Regarding Directors

Cecil Bond Kyte, Chief Executive Officer of the Company (Non-Independent Director of the Company). Mr. Kyte was initially elected to serve as Chairman of the Board of the Company in December 2007, then known as Save The World Air, Inc. (“STWA”). In January 2010, he was appointed to serve as CEO of STWA. In November 2013, Mr. Kyte voluntarily resigned as a director, Chairman of the Board, and CEO of STWA. Since then, Mr. Kyte has held positions with the following public companies: MassRoots, Inc., where he served as a board member from late 2017, through July 2019. Massroots,Inc. was a technology platform for the cannabis industry during the time Mr. Kyte served as a director of the company; Rightscorp, Inc., where, since 2015, Mr. Kyte has served and continues to serve as the company’s CEO, and since 2016, has served and continues to serve as the company’s CFO. Mr. Kyte is also a member of the board of Rightscorp. Rightscorp’s mission is to support copyright holders’ abilities to litigate and monetize their music and other copyrights against piracy and peer-to-peer infringement on the internet. Mr. Kyte has mainly been associated with “start overs” rather than “startups,” using his abilities to restructure and develop a company’s management, financial condition, compliance, and product commercialization.

In addition to his current roles as CEO, CFO, and board member of Rightscorp, and the Company, Mr. Kyte has supported the funding and business development for Bye Aerospace’s suite of products including the development and manufacturing of advanced civilian/military aerospace technologies. Mr. Kyte has also been a pilot for 39 years and currently serves as an airline captain and instructor for American Airlines-Envoy Air, Inc., a regional airline. Mr. Kyte devotes about 15 to 20 hours of his time per month as an airline captain and instructor. He received a B.S. Degree in accounting from Long Beach State University.

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

Executive Officers

The following table sets forth certain information regarding our executive officers as of December 31, 2025:

Name	Age	Position
Cecil Bond Kyte	55	Chief Executive Officer and Chief Financial Officer

Cecil Bond Kyte, Chief Executive Officer and Chief Financial Officer. Please see “Biographical Information Regarding Directors,” above.

CORPORATE GOVERNANCE

We maintain a corporate governance page on our corporate website at www.qsenergy.com, which includes information regarding the Company’s corporate governance practices. Our codes of business conduct and ethics, Board committee charters and certain other corporate governance documents and policies, including matters related to insider trading, are posted on our website at www.qsenergy.com. In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to our Corporate Secretary, QS Energy, Inc., P.O. Box 17427, Reno, Nevada 89511. The information on our website is not, and shall not be deemed to be a part of this Form 10-K or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).

Board of Directors

Director Independence

Our Board of Directors as of December 31, 2025, consisted of two members. As of that date, the Board has affirmatively determined that Dr. Bunting is an independent director. Mr. Kyte, our Chief Executive Officer and Chief Financial Officer, is not considered independent.

Meetings of the Board

The Board held five (5) meetings in 2025. A majority of the members attended all five (5) board meetings held in 2025. One meeting was held in 2026.

Communications with the Board

The following procedures have been established by the Board in order to facilitate communications between our stockholders and the Board:

Stockholders may send correspondence, which should indicate that the sender is a stockholder, to the Board or to any individual director, by mail to Corporate Secretary, QS Energy, Inc. P.O. Box 17427, Reno, Nevada 89511 or by e-mail to info@qsenergy.com.

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

Our shareholders may also communicate directly with the non-management directors, individually or as a group, by mail c/o Corporate Secretary, QS Energy, Inc. P.O. Box 17427, Reno, Nevada 89511, or by e-mail to info@qsenergy.com.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

Pay vs. Performance

The following table sets forth compensation information for our chief executive officer, referred to below as our PEO(Title), and our other named executive officers, or NEOs, for purposes of comparing their compensation to the value of our shareholders’ investments and our net income, calculated in accordance with SEC regulations, for fiscal years 2025, 2024 and 2023.

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(2)	Average Summary Compensation Table Total for Non-PEO NEOs(3)	Average Compensation Actually Paid to Non-PEO NEOs(2)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return(4)	Net Income(5)
2025	$1,537,000	$1,537,000	$–	$–	$750	(15,305,000)
2024	$210,000	$210,000	$–	$–	$750	$(1,934,000)
2023	$–	$–	$–	$–	$300	$(1,224,000)

(1)	The dollar amounts reported are the amounts of total compensation reported for the Company’s CEO, Cecil Bond Kyte, in the Summary Compensation Table (“SCT”) for fiscal years 2025, 2024, and 2023.

(2)	The following table reflects the adjustments necessary, each of which is prescribed by SEC rule, to calculate the Compensation Actually Paid (“CAP”) from those total amounts reflected in the SCT. The SCT amounts and the CAP amounts do not reflect the actual amount of compensation earned by or paid to the Company’s executives during the applicable years, but rather are amounts determined in accordance with Item 402 of Regulation S-K under the Exchange Act. To determine CAP, the adjustments below were made to the Company’s executive officer’s total compensation.

43

	2025		2024		2023
	PEO	NEO’s	PEO	Other NEO’s	PEO	Other NEO’s

SCT Amounts	$1,537,000	–	$210,000	$–	$–	$–
Adjustments Related to Defined Benefit and Actuarial Plans:
None (6)		–	–	–	–	–
Adjustments Related to Stock-Based Compensation:	–
Values reported in Stock Awards and Option Awards columns of the SCT	–	–	–	–	–	–
Year-end fair value of awards granted during the year that are outstanding and unvested at the end of the year	–	–	–	–	–	–
Decrease in fair value of awards granted in prior years that are outstanding and unvested at year-end	–	–	–	–	–	–
Fair value of awards granted and vested during the year	–	–	–	–	–	–
Decrease in fair value of awards granted in prior years that vested during the year	–	–	–	–	–	–
Decrease in fair value of awards granted in prior years that failed to meet vesting conditions during the year	–	–	–	–	–	–
Dividends and other earnings paid on awards before the vesting date	–	–	–	–	–	–
CAP Amounts	1,537,000	–	$210,000	$–	$–	$–

(3)	The amounts presented reflect the total compensation set forth in the SCT for the Company’s Non-PEO NEOs.

(4)

The amounts presented reflect the value of a fixed investment of $100 on January 1st of the reporting period (i.e., market price of $0.02 on January 1, 2021) based upon the closing market price of the Company’s common stock of $0.15, $0.15, $0.06, and $0.05 at December 31, 2025, December 31, 2024, December 31, 2023, and December 31, 2022, respectively, as traded on The OTC Market (Pink Sheets).

(5)	The amounts presented reflect the net loss as reported in the Company’s audited financial statements for the periods presented.

(6)	The Company had no Defined Benefit or Actuarial Plans during the periods presented.

The following table sets forth certain information regarding the compensation earned during the last three fiscal years by the Named Executive Officers:

Summary Compensation Table

	Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation Salary ($)	Stock Awards ($)	Securities Underlying Options (#)	Full Value of Options ($)	All Other Compensation ($)	Total ($)
Cecil Bond Kyte (1)	2025	443,000	–	31,536,250	1,502,650	1,094,000	1,537,000
Chief Executive Officer	2024	–	–	–	–	210,000	210,000
	2023	–	–	–	–	–	–

_________________

(1)	Mr. Kyte was appointed Chief Executive Officer (“CEO”) effective April 15, 2021. Effective January 1, 2025, the Company entered into an Employment Agreement with Mr. Kyte providing for, among other things, an annual salary of $420,000. In addition, his Annual Compensation Salary included a bonus in November and December 2025 of $23,000. All Other Compensation includes $1,038,000 paid in bonuses, health allowance of $1,500 per month, rent allowance of $1,000 per month, and auto allowance of $500 per month, as outlined in the Employment Agreement with Mr. Kyte. (See “Employment Agreement” below). In addition, his All Other Compensation included a bonus in April 2025 of $20,000.

OPTION GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 2025, the Company granted 31,536,250 options to Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

No options were exercised by our Named Executive Officer, Cecil Bond Kyte, during the 2025 fiscal year. The following table sets forth the number of shares of our common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2025 fiscal year.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options ($)(1)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Cecil Bond Kyte	–	–	31,536,250	–	3,227,788	–

_________________

(1)	Market value of our common stock at fiscal year-end minus the exercise price. The closing price of our common stock on December 31, 2025 the last trading day of the year was $0.15 per share.

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

The Board has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) and do not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

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

The effective date of the Agreement is January 1, 2025 (“Effective Date”), and provides for Mr. Kyte to continue to serve as the Company’s CEO and CFO for a base salary of $35,000 per month. The Agreement also provides Mr. Kyte with a retention bonus of $1,557,500, payable in three (3) equal installments of $519,617. The Agreement provides that payment of each of the installments is subject to the Company’s financial condition, including the Company maintaining sufficient funds to pay, as due, its operating expenses and establishing a reasonable reserve therefor. Subject to the foregoing condition, the first installment of $519,167 was due on execution of the Agreement and paid to Mr. Kyte as follows: $1,750 in January 2025 in anticipation of the execution of the Agreement, $480,000 in February 2025, $30,000 in March 2025 and $7,417 in May 2025; the second installment of $519,617 was due on the execution, delivery, and effective date of a customer contract for the purchase or lease and installation of the Company’s AOT product and paid to Mr. Kyte as follows: $51,917 in May 2025 in anticipation of the execution of a customer contract with VIPS Petroleum, $400,000 in June 2025 and $67,250 in July 2025; and the third installment of $519,617 will be due on the execution, closing, and effective date of debt or equity financing in favor of the Company in an amount of no less than $5,000,000.

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

DIRECTORS COMPENSATION

There was $6,000 in Board compensation paid to our Directors for calendar year 2025. See our Director Compensation Policy, above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2025.

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each of our directors; and
•	our Chief Executive Officer, who also serves as our Chief Financial Officer as of December 31, 2025, for his services rendered in all capacities to the Company (such individual is hereafter referred to as the “Named Executive Officer”), and all of our current directors and executive officers serving as a group.

Named Executive Officers and Director	Number of Shares of Common Stock Beneficially	Percentage of Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)	Owned (2)
Kyte, Cecil Bond, Chief Executive Officer, Chief Financial Officer (3)	48,504,583	8.66%
Bunting, Eric – Director (4)	20,862,201	3.70%
All current directors and executive officer as a group	69,366,784	11.32%

_________________

(1)	Unless otherwise indicated, the address of each listed person is c/o QS Energy, Inc., 23902 FM 2978, Tomball, Texas 77375.

(2)	Percentage of beneficial ownership is based upon 543,350,596 shares of our common stock outstanding as of December 31, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to notes, options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such notes, options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Mr. Kyte owns 16,968,333 shares of common stock. In addition, Mr. Kyte holds options under which he has the right to purchase 31,536,250 shares of common stock at prices ranging from $0.02 to $0.15 per share.

(4)	Dr. Bunting owns 20,639,977 shares of common stock. In addition, Dr. Bunting holds options under which he has the right to purchase 222,224 shares of common stock at $0.15 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Accrued Expenses - Related Parties

As of December 31, 2025 and 2024, total accrued expenses – related parties amounted to $0 and $6,000, respectively.

Reimbursements for Rent – Related Party

The Company reimburses Cecil Bond Kyte, Company CEO and CFO, in rent expenses for a home office and partial storage space in Carson City, Nevada at a rate of $1,000 per month under a month-to-month rental agreement (“Carson Rental Agreement”). Total rent expense under the Carson Rental Agreement during the years ended December 31, 2025, and 2024 were $3,000 and $12,000, respectively which are included as part of Operating Expenses in the attached consolidated statement of operations.

Director Independence

The Company believes Dr. Bunting is independent, and Mr. Kyte is not independent.

Item 14. Principal Accounting Fees and Services

The Board has selected Weinberg & Company, P.A. to audit our financial statements for the fiscal year ended December 31, 2025.

Weinberg & Company, P.A. was first appointed in fiscal year 2002, and has audited our financial statements for fiscal years 2002 through 2025.

Audit and Other Fees

The following table summarizes the fees charged by Weinberg & Company, P.A. for certain services rendered to the Company during 2025 and 2024.

	Amount
	Fiscal	Fiscal
Type of Fee	Year 2025	Year 2024
Audit (1)	$178,000	$83,000
Audit Related (2)	–	–
Taxes (3)	11,000	9,000
All Other (4)	–	–
Total	$189,000	$91,000

_________________

(1)	This category consists of fees for the audit of our annual financial statements included in the Company’s annual report on Form 10-K and review of the financial statements included in the Company’s quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.
(2)	Represents services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services include consultations regarding Sarbanes-Oxley Act requirements, various SEC filings and the implementation of new accounting requirements.
(3)	Represents aggregate fees charged for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged for products and services other than those services previously reported.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)     The following documents are filed as part of this Form 10-K.

Financial Statements:

Reference is made to the contents to the consolidated financial statements of QS Energy, Inc. under Item 7 of this Form 10-K.

(b)     Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1(1)	Articles of Incorporation, as amended, of the Registrant
3.1(6)	Articles of Merger
3.1(5)	Amendment to Articles of Incorporation (12/20/13)
3.1(15)	Second amendment to Articles of Incorporation (10/12/17)
3.1(20)	Amendment to the Articles of Incorporation (02/14/25)
3.2(4)	Amended and Restated Bylaws of the Registrant
3.2(8)	Amendment to the Amended and Restated Bylaws
10.1(2)	License Agreement between the Registrant and Temple University dated February 2, 2007
10.2(3)	License Agreement between the Registrant and Temple University dated August 9, 2011
10.4(7)	Registrant’s Business Plan
10.8(9)	Jason Lane Employment Agreement effective April 1, 2017
10.9(10)	Michael McMullen Employment Agreement effective April 1, 2017
10.10(11)	Bigger Separation Agreement effective April 1, 2017
10.13(12)	Forms of Convertible Note, Warrant, and Securities Purchase Agreement in 2017 Spring Offering
10.11(13)	Amendment to the License Agreement between the Registrant and Temple University
10.12(14)	Submission of Matters to a Vote of Security Holders
10.13(16)	Amendment to Jason Lane employment agreement
10.14(17)	Form of Spring 2018 Securities Purchase Agreement
10.15(18)	Form of Winter 2018-2019 Offering Securities Purchase Agreement
10.16(18)	Amendment to Jason Lane employment agreement effective April 1, 2019
10.17(18)	Amendment to Michael McMullen employment agreement effective April 1, 2019
10.18(19)	Fourth Amendment to Jason Lane employment agreement effective February 15, 2020
10.19(19)	Third Amendment to Michael McMullen employment agreement effective February 15, 2020
10.20(21)	Cecil Bond Kyte Employment Agreement effective January 1, 2025
10.21(23)	Distributor Agreement dated June 19, 2025
10.22(24)	Amended Distributor Agreement dated September 3, 2025
10.23*	Amendment No. 1 to Exclusive License Agreement with Temple University dated September 26, 2025
10.24*	Amendment No. 2 to Exclusive License Agreement with Temple University dated September 26, 2025
19(22)	Insider Trading Policy
21(17)	List of Subsidiaries
24*	Power of Attorney (included on Signature Page)
31.1*	Certification of Chief Executive Officer of Annual Report Pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e)
31.2*	Certification of Chief Financial Officer of Annual Report Pursuant to 18 U.S.C. Section 1350
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Annual Report pursuant to Rule 13(a)—15(e) or Rule 15(d)—15(e)

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed herewith.
**	Confidential treatment previously requested.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from Registrant’s Registration Statement on Form 10-SB (Registration Number 000-29185), as amended, filed on March 2, 2000
(2)	Incorporated by reference from Registrant’s Form 8-K filed on February 8, 2007
(3)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2011
(4)	Incorporated by reference from Registrant’s Form 8-K filed on July 8, 2013
(5)	Incorporated by reference from Registrant’s Form 8-K filed on December 20, 2013
(6)	Incorporated by reference from Registrant’s Form 8-K filed on August 11, 2015
(7)	Incorporated by reference from Registrant’s Form 8-K filed on December 1, 2015
(8)	Incorporated by reference from Registrant’s Form 8-K filed on November 14, 2016
(9)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(10)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(11)	Incorporated by reference from Registrant’s Form 10-K filed March 31, 2017
(12)	Incorporated by reference from Registrant’s Form 8-K filed June 6, 2017
(13)	Incorporated by reference from Registrant’s Form 8-K filed July 14, 2017
(14)	Incorporated by reference from Registrant’s Form 8-K filed July 19, 2017
(15)	Incorporated by reference from Registrant’s Form 8-K filed October 12, 2017
(16)	Incorporated by reference from Registrant’s Form 10-Q filed November 14, 2017
(17)	Incorporated by reference from Registrant’s Form 10-K filed April 2, 2018
(18)	Incorporated by reference from Registrant’s Form 10-K filed April 1, 2019
(19)	Incorporated by reference from Registrant’s Form 10-K filed March 30, 2020
(20)	Incorporated by reference from Registrant’s Form 8-K filed February 19, 2025
(21)	Incorporated by reference from Registrant’s Form 8-K filed February 21, 2025
(22)	Incorporated by reference from Registrant’s Form 10-K filed February 21, 2025
(23)	Incorporated by reference from Registrant’s Form 8-K filed June 25, 2025
(24)	Incorporated by reference from Registrant’s Form 10-Q filed November 14, 2025

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorize.

QS Energy, Inc.

Date: March 31, 2026	By:	/s/ Cecil Bond Kyte
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

NAME	TITLE	DATE

/s/ Cecil Bond Kyte	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors	March 31, 2026
Cecil Bond Kyte

/s/ Eric Bunting, M.D.	Director	March 31, 2026
Eric Bunting, M.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

QS ENERGY, INC. AND SUBSIDIARIES

DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of QS Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QS Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative operating cash flows since inception, has a stockholders’ deficit, and has financed its working capital requirements through the recurring sale of its debt and equity securities. In addition, as of December 31, 2025, notes payable with an aggregate balance of $1,116,000 and certain obligations to a former officer are past due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Convertible note transactions

As described in Note 4 to the financial statements, during 2025 the Company issued convertible notes in the aggregate of $2,515,000, and warrants to acquire shares of the Company’s common stock. The Company allocated the proceeds received from the issuance of the convertible notes and warrants based upon their relative fair values.

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

The primary audit procedures we performed to address this critical audit matter included the following, among others:

•	We read the convertible note and warrant agreements, and relevant documentation.
•	We evaluated the reasonableness of the Company’s methodology for allocation of proceeds including the Company’s consideration of relevant accounting standards.
•	We developed independent estimates for the relative fair value of the warrants issued.

We have served as the Company’s auditor since 2002.

/s/Weinberg & Company, P.A.

Los Angeles, California

March 31, 2026

QS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2025	2024
ASSETS
Current assets:
Cash	$6,000	$150,000
Prepaid expenses	49,000	11,000
Total current assets	55,000	161,000
Property and equipment, net	–	3,000
Total assets	$55,000	$164,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-license agreements-past due	$3,167,000	$2,433,000
Accounts payable and accrued expenses	1,416,000	881,000
Convertible notes payable, net of discounts of $16,000 and $133,000, respectively: including $1,116,000 and $2,339,000, respectively, in default	1,351,000	2,524,000
PPP Loan payable	–	24,000
Total current liabilities	5,934,000	5,862,000
Total liabilities	5,934,000	5,862,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value: 750,000,000 shares authorized, 543,350,596 and 428,424,880 shares issued and outstanding at December 31, 2025 and 2024, respectively	543,351	428,428
Additional paid-in capital	136,182,649	121,173,575
Accumulated deficit	(142,605,000)	(127,300,000)
Total stockholders’ deficit	(5,879,000)	(5,698,000)
Total liabilities and stockholders’ deficit	$55,000	$164,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31
	2025	2024
Revenues	$–	$–

Operating expenses	13,312,000	1,385,000
Research and development expenses	1,611,000	191,000
Loss from operations	(14,923,000)	(1,576,000)

Interest and financing expense	(389,000)	(358,000)
Other	7,000	–
Net Loss	$(15,305,000)	$(1,934,000)

Net loss per common share, basic and diluted	$(0.03)	$(0.00)
Weighted average common shares outstanding, basic and diluted	499,682,276	404,977,565

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	392,586,471	$392,587	$119,729,413	$(125,366,000)	$(5,244,000)

Common stock issued on conversion of notes payable	32,341,748	32,342	303,658	–	336,000
Warrants issued with convertible notes	–	–	782,000	–	782,000
Common stock issued on exercise of warrants	1,063,332	1,063	50,937	–	52,000
Common stock issued for settlement of vendor payable	433,329	433	17,567	–	18,000
Fair value of warrants issued as compensation	–	–	152,000	–	152,000
Fair value of common stock issued for services	2,000,000	2,000	138,000	–	140,000
Net loss	–	–	–	(1,934,000)	(1,934,000)
Balance, December 31, 2024	428,424,880	$428,425	$121,173,575	$(127,300,000)	$(5,698,000)

Balance, January 1, 2025	428,424,880	$428,425	$121,173,575	$(127,300,000)	$(5,698,000)

Common stock issued on conversion of notes payable	65,523,469	65,524	2,312,476		2,378,000
Warrants issued with convertible notes	–	–	1,430,000	–	1,430,000
Common stock issued on exercise of options and warrants	36,802,254	36,802	1,566,198	–	1,603,000
Common stock issued for settlement of vendor payable	2,049,993	2,050	101,950	–	104,000
Fair value of vested options and warrants	–	–	7,407,000	–	7,407,000
Stock-based compensation expense – warrant modification	–	–	511,000	–	511,000
Fair value of common stock issued for services	9,050,000	9,050	1,441,950	–	1,451,000
Fair value of common stock issued as compensation	1,500,000	1,500	238,500	–	240,000
Net loss	–	–	–	(15,305,000)	(15,305,000)
Balance, December 31, 2025	543,350,596	$543,351	$136,182,649	$(142,605,000)	$(5,879,000)

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31
	2025	2024
Cash flows from Operating Activities
Net loss	$(15,305,000)	$(1,934,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested options and warrants	7,407,000	152,000
Stock-based compensation expense – warrant modification	511,000	–
Fair value of common stock issued for services	1,451,000	140,000
Issuance of common stock as compensation	240,000	–
Amortization of debt discount	204,000	98,000
Accrued interest expense	146,000	213,000
Depreciation	3,000	1,000
Changes in operating assets and liabilities:
Prepaid expenses	(38,000)	1,000
Accounts payable and accrued expenses	639,000	(73,000)
Accounts payable – license agreements	734,000	235,000
Operating lease liabilities	–	–
Net cash used in operating activities	(4,008,000)	(1,167,000)
Cash flows from investing activities
Purchase of property and equipment	–	(2,000)
Net cash used in investing activities	–	(2,000)
Cash flows from financing activities
Net proceeds from issuance of convertible notes and warrants	2,285,000	1,230,000
Net proceeds from exercise of warrants and options	1,603,000	52,000
Principal payment on PPP loan payable	(24,000)	(33,000)
Net cash provided by financing activities	3,864,000	1,249,000
Net increase (decrease) in cash	(144,000)	80,000
Cash, beginning of period	150,000	70,000
Cash, end of period	$6,000	$150,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$1,600
Non-cash investing and financing activities
Conversion of convertible notes to common stock, net	$3,803,000	$1,034,000
Common stock issued for settlement of accounts payable	$104,000	$18,000
Relative fair value of warrants associated with issued convertible notes	$1,430,000	$782,000

The accompanying notes are an integral part of these consolidated financial statements.

QS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the twelve-months ended December 31, 2025, the Company incurred a net loss of $15,305,000, used cash in operations of $4,008,000 and as of December 31, 2025, had a stockholders’ deficit of $5,879,000. In addition, as of December 31, 2025, 51 notes payable with an aggregate balance of $1,116,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2025, the Company had cash on hand in the amount of $6,000. In January through February 2026, the Company issued 4,718,188 shares of its common stock upon the exercise of warrants for proceeds of $472,000.

The AOT product is still in development and testing and has transitioned from laboratory testing to initial demonstration and continued testing in advance of our goal of seeking commercial acceptance and adoption by the upstream and midstream pipeline marketplace. QS Energy’s efforts in the foregoing regard have been substantially hampered by a lack of capital. The Company should be able to continue its efforts to commercialize its AOT product during 2026 only if sufficient capital is raised to do so. The Company can provide no assurances in its ability to raise the capital needed to continue efforts in 2026, or that any such capital will be available to it on acceptable terms and conditions.

Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation salaries to our executive officers pursuant to employment agreements, and certain payments to a former officer and consulting fees, during the remainder of 2026 and beyond.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include those related to assumptions used in valuing equity instruments issued for financing and services, the realizability of deferred tax assets and the related valuation allowance, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. Actual results could differ from these estimates.

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

Cash

Cash consists of demand deposits with banks. The Company holds no cash equivalents as of December 31, 2025 and 2024, respectively. The Company maintains its cash with domestic financial institutions. At times, cash balances may exceed federally insured limits of $250,000 per depositor at each financial institution. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institutions.

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

Impairment of Long-lived Assets

Our long-lived assets, such as property and equipment, are reviewed for impairment at least annually, or when events and circumstances indicate that depreciable or amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current value. Based upon management’s annual review, no impairments were recorded for the years ended December 31, 2025 and 2024.

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

Research and Development Costs

Research and development expenses relate primarily to the development, design, testing of preproduction prototypes and models, compensation, and consulting fees, and are expensed as incurred. Total research and development costs recorded during the years ended December 31, 2025 and 2024, amounted to $1,611,000 and $191,000, respectively.

Patent Costs

Patent costs consist of patent-related legal and filing fees. Due to the uncertainty associated with the successful development of our AOT product, all patent costs are expensed as incurred. During the years ended December 31, 2025 and 2024, patent costs were $5,000 and $34,000, respectively, and were included as part of operating expenses in the accompanying consolidated statements of operations.

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

For the years ended December 31, 2025 and 2024, the dilutive impact of outstanding stock options of 69,015,001 shares and 25,294,103 shares; outstanding warrants of 45,622,728 shares and 44,044,009 shares; and notes convertible into approximately 16,408,334 and 48,304,534 shares of our common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

2.	Property and Equipment

At December 31, 2025 and 2024, property and equipment consists of the following:

	December 31,
	2025	2024

Office equipment	$37,000	$37,000
Furniture and fixtures	5,000	5,000
Testing equipment	37,000	37,000
Leasehold Improvements	25,000	25,000
Subtotal	104,000	104,000
Less accumulated depreciation	(104,000)	(101,000)
Total	$–	$3,000

Depreciation expense for the years ended December 31, 2025 and 2024 was $3,000 and $1,000, respectively.

3.	Leases

The Company accounts for its leases in accordance with ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. At December 31, 2025 and 2024, the Company had no long term leases.

During the years ended December 31, 2025 and 2024, the Company rented certain spaces on a month-to-month basis, and rent expense was $17,000 and $15,800, respectively.

4.	Convertible Notes Payable

	December 31,
	2025	2024

Convertible notes	$822,000	$1,651,000
Accrued interest	545,000	1,006,000
Total outstanding debt, including $1,116,000 and $2,339,000 in default at December 31, 2025 and 2024, respectively	1,367,000	2,657,000
Less: Unamortized debt discount	(16,000)	(133,000)
Total outstanding debt, net of unamortized debt discount	$1,351,000	$2,524,000

Convertible notes

At December 31, 2023, convertible notes payable totaled $1,332,000. During the year ended December 31, 2024, the Company issued convertible promissory notes in the aggregate of $1,353,000 for cash proceeds of $1,230,000, net of OID of $123,000. The notes are unsecured, with a 10% original issue discount, mature in twelve months from issuance, and are convertible into 42,457,348 shares of the Company’s common stock at $0.03 to $0.05 per share. In addition, the Company granted the note holders warrants to purchase 42,457,348 shares of the Company’s common stock with a relative fair value of $782,000. The warrants are fully vested and expire one year from the date of issuance. The Company determined the fair value of the warrants by using a Black-Scholes option pricing model, with the following assumptions: expected term of 1.0 year, stock price of $0.05 to $0.12, exercise price of $0.04 to $0.07, volatility of 156% to 174%, risk-free rate of 3.98% to 5.09%, and no forfeiture rate. Also during 2024, convertible notes of $1,034,000, net of unamortized discount of $699,000, were converted into 32,341,748 shares of common stock. At December 31, 2024, total outstanding convertible notes payable totaled $1,651,000.

During the year ended December 31, 2025, the Company issued convertible promissory notes in the aggregate of $2,515,000 for cash proceeds of $2,285,000, net of original issue discount (“OID”) of $229,000. The notes are unsecured, mature in twelve months from issuance, and are convertible into shares of the Company’s common stock at $0.08 per share.

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

Also, during the year ended December 31 2025, convertible notes of $3,344,000, net of unamortized discount of $1,572,000, were converted into 65,523,469 shares of common stock (see also accrued interest below). At December 31, 2025, total outstanding convertible notes payable totaled $822,000. As of December 31, 2025, convertible notes payable and accrued interest are convertible into approximately 16,408,334 shares of common stock at conversion rates ranging from $0.03 to $0.48 per share. As of December 31, 2025, a total of 51 convertible notes and accrued interest in the aggregate of $1,116,000 have reached maturity and are past due.

Accrued interest

At December 31, 2023, accrued interest on convertible notes payable totaled $793,000. During the year ended December 31, 2024, accrued interest of $213,000 was recorded. At December 31, 2024, accrued interest on convertible notes payable totaled $1,006,000.

During the year ended December 31, 2025, accrued interest of $146,000 was recorded. Also, during the year ended December 31 2025, accrued interest on convertible notes of $607,000 was converted into shares of common stock. At December 31, 2025, accrued interest on convertible notes payable totaled $545,000.

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

During the year ended December 31, 2025, debt discount of $1,659,000 was recorded for the relative fair value of warrants of $1,430,000 and OID of $229,000, debt discount amortization of $204,000 was recorded, and $1,572,000 of debt discount was removed and included in the carrying amount of related convertible notes payable that were converted into shares of common stock. At December 31, 2025, the unamortized debt discount was $16,000.

5.	PPP Loan Payable

In June 2020, the Company was granted a loan (the “PPP loan”) from Cadence Bank in the aggregate amount of $151,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

At December 31, 2023, the balance of the PPP loan was $57,000. During the year ended December 31, 2024, the Company paid $33,000 of principal, and at December 31, 2024, the balance of the PPP loan was $24,000. During the year ended December 31, 2025, the Company paid $24,000 of the principal on the PPP loan, and at December 31, 2025, the PPP loan was paid in full.

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

For the years ended December 31, 2025 and 2024, our research and development expenses were $1,611,000 and $191,000, respectively.

Temple University Licensing Agreement-amount past due

On August 1, 2011, the Company entered into two Exclusive License Agreements with Temple University (“Temple”). One license agreement covered technology to reduce crude oil viscosity (referred to as the “AOT-1 Agreement”) and the second license agreement covered technology associated with an electric and/or magnetic field assisted fuel injector system (referred to as the “AOT-2 Agreement”, and together the AOT-1 Agreement, the “License Agreements”). The License Agreements provide the Company with exclusive, worldwide rights to Temple’s patents, patent applications, and technical information related to the respective technologies. Pursuant to the original terms of the License Agreements, the Company paid Temple a non-refundable license maintenance fee of $300,000 and agreed to pay (i) annual maintenance fees of $187,500, (ii) royalty fees ranging from 4% to 7% on net sales and extended term net sales, and (iii) 25% of all revenues generated from sublicenses.

Effective as of September 26, 2025, the Company and Temple executed Amendment No. 2 to the AOT-1 Agreement and Amendment No. 1 to the AOT-2 Agreement, under which the Company and Temple agreed that total outstanding fees due to Temple through July 31, 2025, were $2,236,000 and $931,000, respectively, for an aggregate amount of $3,167,000 (collectively, the “Outstanding Amounts”). The Outstanding Amounts were required to be paid by October 11, 2025. As of the date of this filing, the Outstanding Amounts have not been paid to Temple. As of December 31, 2025 and December 31, 2024, total unpaid fees due to Temple under the License Agreements amounted to $3,167,000 and $2,433,000, respectively, which are included in accounts payable – license agreements in the accompanying consolidated balance sheets.

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

For the years ended December 31, 2025 and 2024, total expenses recognized under the License Agreements amounted to $698,000 and $188,000, respectively, and are included in research and development expenses. In addition, the Company recognized penalty interest on past due balances of $36,000 and $48,000 for the years ended December 31, 2025 and 2024, respectively, which is included in interest and financing expense. No revenues were recognized from these License Agreements during the year ended December 31, 2025 and 2024.

AOT Prototypes

During the years ended December 31, 2025 and 2024, the Company incurred total expenses of $913,000 and $3,000, respectively, in the manufacture and testing of the AOT prototype equipment. These expenses have been reflected as part of Research and Development expenses on the accompanying consolidated statements of operations.

7.	Income Taxes

The Company did not provide for any Federal and State income tax for the years ended December 31, 2025 and 2024 due to the Company’s net losses. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	December 31,
	2025			2024
Computed tax provision (benefit) at federal statutory rate	$(3,193,000)	21%		$(406,000)	21%
Valuation allowance	3,194,600	(21%	)	406,000	(21%	)
Income tax provision	$1,600	–		$–	–

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	December 31,
	2025	2024
Net operating loss carry forwards	13,838,000	$12,872,000
Stock based compensation	(1,555,000)	(32,000)
Other temporary differences	(270,000)	(33,000)
Valuation allowance	(12,013,000)	(12,807,000)
Total deferred taxes net of valuation allowance	–	$–

As of December 31, 2025, the Company had net operating losses available for carry forward for state and federal tax purposes of approximately $66 million expiring through 2045. These carry forward benefits will be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

As of December 31, 2025, the Company recorded a valuation allowance of $12,013,000 for its deferred tax assets since the Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. This valuation is based on the federal corporate tax rate of 21%.

The Company follow FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2025 and 2024, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Texas. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2022. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2025, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2025 and 2024.

8.	Common Stock

Year Ending December 31, 2025

During the year ended December 31, 2025, the Company issued an aggregate of 114,925,716 shares of its common stock as follows:

•	The Company issued 65,523,469 shares of its common stock upon the conversion of $3,344,000 in convertible notes and $606,000 of accrued interest, net of unamortized discount of $1,572,000, pursuant to convertible notes conversion prices of $0.02 to $0.15 per share.

•	The Company issued 36,802,254 shares of its common stock upon the exercise of options and warrants at $0.02 to $0.15 per share, for total proceeds of $1,603,000.

•	The Company issued 2,049,993 shares of its common stock upon the cashless exercise of warrants at $0.03 to $0.15 per share for $104,000, which were applied to the settlement of vendor payables.

•	The Company issued 9,050,000 shares of its common stock for services of $1,451,000 valued at $0.04 to $0.19 per share based on the closing price of the Company’s common stock on the dates granted.

Year Ending December 31, 2024

During the year ended December 31, 2024, the Company issued an aggregate of 35,838,409 shares of its common stock as follows:

•	The Company issued 32,341,748 shares of its common stock upon the conversion of $1,034,000 in convertible notes, net of unamortized discount of $698,000, pursuant to convertible notes conversion prices of $0.03 to $0.05 per share.

•	The Company issued 1,063,332 shares of its common stock upon the exercise of warrants at $0.04 to $0.07 per share, for total proceeds of $52,000.

•	The Company issued 433,329 shares of its common stock upon the cashless exercise of warrants at $0.02 to $0.06 per share for $18,000, which were applied to the settlement of accounts payable.

•	The Company issued 2,000,000 shares of its common stock upon services with a fair value of $140,000, at $0.07 per share.

9.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. Options and warrants vest and expire according to terms established at the grant date.

Options

Employee options vest according to the terms of the specific grant and expire from 5 to 10 years from date of grant. The weighted average, remaining contractual life of employee and non-employee options outstanding at December 31, 2025 was 6.6 years. Stock option activity for the period January 1, 2024 to December 31, 2025, was as follows:

	Options	Weighted Avg. Exercise Price
Options outstanding, December 31, 2023	25,757,155	$0.14
Options granted	–	–
Options exercised	–	–
Options cancelled	(463,052)	0.85
Options outstanding, December 31, 2024	25,294,103	$0.13
Options granted	53,100,138	0.04
Options exercised	(8,640,688)	0.04
Options cancelled	(738,552)	0.48
Options outstanding, December 31, 2025	69,015,001	$0.07

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of December 31, 2025, were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	66,515,001	6.8	$0.06	66,515,001	$0.06
$0.25 - $0.49	2,500,000	1.2	0.33	2,500,000	0.33
	69,015,001	6.6	$0.07	69,015,001	$0.07

As of December 31, 2025, the market price of the Company’s stock was $0.15 per share. At December 31, 2025 the aggregate intrinsic value of the options outstanding was $6,051,073.

Options granted during 2025

•	In January and February 2025, the Company issued options to purchase 17,482,638 shares of common stock to members of the Board of Directors, including 7,218,750 options issued to the Company’s CEO/CFO upon reinstatement of the Director Compensation Policy. 7,656,250 options are exercisable at $0.02 per share, 4,375,000 options are exercisable at $0.04 per share, 2,430,555 options are exercisable at $0.06 per share, 2,187,500 options are exercisable at $0.08 per share, and 833,333 options are exercisable at $0.15 per share. 16,649,305 of the options were fully vested at the date of grant and 833,333 of the options vest through December 31, 2025. Total fair value of these options at grant date was $2,571,000 using the Black-Scholes Option Pricing model with the following assumptions: expected life of 5 to 6 years; risk free interest rate of 4.47% to 4.57%; volatility of 203% to 205%, and dividend yield of 0%. During the year ended December 31, 2025, the Company recognized compensation costs based on the fair value of options that vested of $2,571,000.

•	In January 2025, the Company issued options to purchase 24,317,500 shares of common stock upon execution of an employment agreement with Mr. Cecil Bond Kyte, the Company’s CEO/CFO. 20,817,500 options are exercisable at $0.03 per share, and 3,500,000 options are exercisable at $0.15 per share, The options are fully vested at the date of grant, and expire in 10 years. Total fair value of these options at grant date was $3,614,000 using the Black-Scholes Option Pricing model with the following assumptions: expected life of 5 years; risk free interest rate of 4.57%; volatility of 207% and dividend yield of 0%. During the year ended December 31, 2025, the Company recognized compensation costs based on the fair value of options that vested of $3,614,000.

•

In March 2025, the Company issued options to purchase 1,500,000 shares of common stock to its corporate secretary as compensation. The options are exercisable at a price of $0.03, one third of the options vested immediately, one third of the options vest in one year, and one third vest in two years. The options expire in 10 years. Total fair value of these options at grant date was $238,000 using the Black-Scholes Option Pricing model with the following assumptions: expected life of 6 years; risk free interest rate of 4.32%; volatility of 179% and dividend yield of 0%. During the year ended December 31, 2025, the Company recognized compensation costs based on the fair value of options that vested of $143,000.

•

During 2025, the Company issued options to purchase 9,800,000 shares of common stock in exchange for services. The options are exercisable at a price of $0.03, vest up to two years from the date of grant, and expire 5 to 10 years from the date of grant. Total fair value of these options at grant date was $1,575,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2.5 to 6 years; risk free interest rate of 3.92% to 4.32%; volatility of 179% to 201% and dividend yield of 0%. During the year ended December 31, 2025, the Company recognized compensation costs based on the fair value of options that vested of $1,020,000.

Options granted in 2024

During the year ended December 31, 2024, the Company did not issue any options.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants.

	Warrants	Weighted Avg. Exercise Price
Warrants outstanding, December 31, 2023	17,953,239	$0.06
Warrants granted	44,340,676	0.04
Warrants exercised	(1,496,661)	0.05
Warrants cancelled	(16,753,245)	0.06
Warrants outstanding, December 31, 2024	44,044,009	$0.04
Warrants granted	31,823,611	0.10
Warrants exercised	(30,211,559)	0.04
Warrants expired	(33,333)	0.13
Warrants outstanding, December 31, 2025	45,622,728	$0.08

At December 31, 2025 the price of the Company’s common stock was $0.15 per share and the aggregate intrinsic value of the warrants outstanding was $3,091,990. As of December 31, 2025, 45,589,395 warrants were fully vested and 33,333 warrants vest in January 2026.

	Outstanding Warrants			Exercisable Warrants
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	45,489,396	0.6	$0.08	45,456,063	$0.08
$0.25 - $0.49	133,332	1.6	0.28	133,332	0.28
	45,622,728	0.6	$0.08	45,589,395	$0.08

Warrants granted in 2025

•	During 2025, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 31,423,615 shares of common stock with an exercise price of $0.10 per share, vesting immediately upon grant and expiring one year from the date of grant.

•	During 2025, pursuant to terms of consulting agreements, the Company granted warrants to purchase 399,996 shares of common stock with an exercise price of $0.14 to $0.30 per share, vesting one month from the date of grant and expiring in two years. Total fair value of these options at grant date was approximately $60,000 determined using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 3.57% to 4.82%; volatility of 147% to 158% and dividend yield of 0%. During the year ended December 31, 2025, the Company recognized compensation expense of $59,000 based on the fair value of the warrants that vested.

•	During 2025, the Company extended the expiration date of warrants to purchase 13,796,200 shares of common stock. The warrants had been issued to certain consultants and certain investors, and the modifications were executed to compensate the warrant holders for services provided. The Company measured the fair value of the modified warrants as of the modification date and compared it to the fair value of the warrants immediately before modification. The incremental fair value resulting from the modification was determined to be $511,000 using a Black-Scholes Option Pricing model with the following assumptions: life of 1 to 2 years; risk free interest rate of 3.94% to 4.31%; volatility of 133% to 154% and dividend yield of 0%. The warrants were fully vested on the modification date, and the full incremental fair value of $511,000 was recognized as stock-based compensation - warrant modification.

Warrants granted in 2024

•	During 2024, pursuant to terms of convertible notes issued, the Company granted warrants to purchase 42,457,348 shares of common stock with an exercise price of $0.04 to $0.07 per share, vesting immediately upon grant and expiring one year from the date of grant.

•	During 2024, pursuant to terms of consulting agreements, the Company granted warrants to purchase 1,883,328 shares of common stock with an exercise price of $0.03 to $0.15 per share, vesting up to one month from the date of grant and expiring one to two years from the date of grant. Total fair value of these options at grant date was approximately $152,000 determined using the Black-Scholes Option Pricing model with the following assumptions: life of 1 to 2 years; risk free interest rate of 3.55% to 4.97%; volatility of 167% to 188% and dividend yield of 0%. During the year ended December 31, 2024, the Company recognized compensation expense of $150,000 based on the fair value of the warrants that vested.

10.	Related Party Transactions

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

On February 19, 2025, effective January 1, 2025, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Kyte to serve as the Company’s CEO and CFO, with an annual base salary of $420,000. In addition, the Employment Agreement provides for the payment of a retention bonus (“Bonus”) in the amount of $1,557,500 to Mr. Kyte, $519,167 of which was paid in January 2025 to Mr. Kyte on execution of the Employment Agreement; $519,167 of the Bonus was paid in part in May 2025 in anticipation of the execution of a customer contract with VIPS Petroleum, and the balance of that payment was paid in June and July 2025 to Mr. Kyte; and, $519,166 of the Bonus will be paid to Mr. Kyte upon the execution, closing, and effective date of debt or equity financing in favor of the Company in the amount of no less than $5,000,000.

As part of the Employment Agreement, Mr. Kyte was also issued a stock option exercisable into 20,817,500 shares of the Company’s restricted common stock at an exercise price of $0.03 per share, and a stock option exercisable into 3,500,000 shares of the Company’s restricted common stock at an exercise price of $0.03 per share. (See Note 9, above.) The stock options vested immediately and expire in ten years. Mr. Kyte was also issued stock options exercisable into 7,218,750 shares of the Company’s restricted stock in his capacity as a member of the Board of Directors and as a Chairman of the Board who oversees financial and audit functions, which vest up to one year, and have an exercise price of $0.02 to $0.15 per share.

Accrued Expenses – Related Party

As of December 31, 2025 and 2024, total accrued expenses – related parties amounted to $0 and $6,000 and are included in accrued expense on the accompanying consolidated balance sheet. The accrued expenses – related parties consist of unpaid board and committee fees to members of the Company’s Board of Directors.

Reimbursements for Rent – Related Party

The Company reimburses Cecil Bond Kyte, Company CEO and CFO, in rent expenses for a home office and partial storage space in Carson City, Nevada at a rate of $1,000 per month under a month-to-month rental agreement (“Carson Rental Agreement”). Total rent expense under the Carson Rental Agreement during the years ended December 31, 2025, and 2024 were $3,000 and $12,000, respectively which are included as part of Operating Expenses in the attached consolidated statement of operations.

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

At December 31, 2025 and 2024, the Company has recorded $197,000 related to certain contractually provided benefits to a former executive officer pursuant to a severance agreement. The former executive officer disputes the amount of $197,000, claiming the amount is less than the amount to which he believes he is owed. Absent an agreement to settle the dispute, and in the event the former executive officer elects to initiate litigation regarding the dispute, including claims for interest and penalties to which the former executive officer believes he is entitled, the Company has reserved, and if necessary and appropriate will assert, all factual and legal defenses, counter-claims, rights, and remedies it may have in any such suit. The Company believes it has recorded an appropriate accrual for the matter.

Significant Agreement

In 2024, the Company entered into a Collaboration Agreement with VIPS Petroleum, LLC (“VIPS”) to collaborate with them in facilitating the deployment of our AOT technology and products to VIPS’ customers. On June 25, 2025, the Company entered into a Distributor Agreement with VIPS, providing for VIPS to serve as our exclusive distributor to promote, sell, and lease our AOT product in the territories of Malaysia, Ghana, and India, among other territories. To date, we have not received any purchase orders under the Distributor Agreement, nor has our AOT product been placed with, nor currently being used by, any of VIPS’ customers or anyone else.

The Distributor Agreement, as amended, provides that upon the Company’s receipt of payment for the purchase of two AOT Units, the Company shall issue VIPS/Stephen Bosco a stock purchase warrant exercisable into 25,000,000 restricted shares of the Company’s common stock, at a price of $0.07 cents per share (the “Exercise Price”). The warrant will vest on issuance and expire three years from the date of issuance. VIPS’ payment of the Exercise Price shall be rebate-based, meaning, for every AOT Unit sold by the Company to VIPS, the Company will process a post-sale rebate of 15% of the purchase price to VIPS. Post-sale rebates due VIPS, up to a maximum of $1,750,000, will be applied to, and be deemed payment of, the Exercise Price.

To date, we have not received any purchase orders, nor generated any revenue, under the Distributor Agreement, as amended, nor has our AOT product been placed with, nor is it currently being used by, any of VIPS’ customers or anyone else, and we can provide no assurances that our AOT product will be accepted or purchased by VIPS, or any of its customers, or anyone else.

Subsequent to year-end the Company, together with VIPS and stakeholders identified under the VIPS Distributor Agreement, advanced the India commercialization pathway as reflected in the non-binding Laksel LOI. (See Note 13, below.)

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

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Year ended December 31,
	2025	2024
Revenue	$–	$–

Less:
Research and development	(1,611,000)	(191,000)
Payroll and related	(1,944,000)	(296,000)
Share-based compensation	(9,609,000)	(292,000)
Consulting related to intellectual property	(1,072,000)	(439,000)
Insurance	(159,000)	(77,000)
Operating expenses	(521,000)	(281,000)
Interest expense	(389,000)	(358,000)
Net loss	$(15,305,000)	$(1,934,000)

13.	Subsequent Events

In January 2026, the Company issued 1,691,250 shares of its common stock upon the conversion of notes payable and accrued interest thereon at a conversion price of $0.08 per share.

In January through March 2026, pursuant to terms of a consulting agreement, the Company granted warrants to purchase 99,999 shares of common stock with an exercise price of $0.09 to $0.10 per share, vesting one month from grant and expiring two years from the date of grant.

In January through February 2026, the Company issued 4,718,188 shares of its common stock upon the exercise of warrants for proceeds of $472,000 at an exercise price of $0.10 per share.

On March 30, 2026, as a continuation of the Company's previously disclosed collaboration and distribution arrangements with VIPS (see Note 11, above), the Company entered into a non-binding letter of intent with Laksel Corporation Pte Ltd ("Laksel") titled "Applied Oil Technology (AOT) India Deployment Program" (the "Laksel LOI") that contemplates the deployment of 150 units of the Company's Applied Oil Technology ("AOT"). The parties intend to establish a jointly held special purpose vehicle incorporated in India to serve as the primary operating entity for the program. The program is subject to the commitment of senior secured financing, negotiation and execution of definitive agreements among all parties, satisfaction of the conditions precedent set forth in such agreements, and receipt of required corporate, governmental, and regulatory approvals. The Laksel LOI is expressly non-binding, does not create any obligation on either party to proceed with the program or any related transaction, and may be terminated by either party in accordance with its terms. As of the date of this report, no revenues have been recognized and no amounts are payable under the Laksel LOI.

