Form 10-Q
period 2026-03-31
QS Energy, Inc.
filed 2026-05-15
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of the Registrant’s Common Stock outstanding as of May 11, 2026 was 556,529,950.

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

2

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash	$33,000	$6,000
Prepaid expenses	47,000	49,000
Total current assets	80,000	55,000

Total assets	$80,000	$55,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable - license agreements - past due	$3,167,000	$3,167,000
Accounts payable and accrued expenses	1,493,000	1,416,000
Convertible notes payable, net of discounts of $0 and $16,000 respectively; includes $1,209,000 and $1,116,000, respectively, in default	1,209,000	1,351,000
Total current liabilities	5,869,000	5,934,000
Total liabilities	5,869,000	5,934,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value: 750,000,000 shares authorized, 550,786,275 and 543,350,596 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	550,786	543,351
Additional paid-in capital	137,046,214	136,182,649
Accumulated deficit	(143,386,000)	(142,605,000)
Total stockholders’ deficit	(5,789,000)	(5,879,000)
Total liabilities and stockholders’ deficit	$80,000	$55,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended
	March 31,
	2026	2025

Revenues	$–	$–

Costs and expenses
Operating expenses	735,000	9,512,000
Research and development expenses	2,000	47,000
Loss from operations	(737,000)	(9,559,000)

Other income (expense)
Interest and financing expense	(44,000)	(115,000)

Net Loss	$(781,000)	$(9,674,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.02)
Weighted average common shares outstanding, basic and diluted	547,293,706	438,187,647

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the Three months Ended MARCH 31, 2025 and 2026

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	428,424,880	$428,425	$121,173,575	$(127,300,000)	$(5,698,000)
Common stock issued upon conversion of notes payable	40,278,345	40,278	1,607,722	–	1,648,000
Relative fair value of warrants issued with convertible notes	–	–	798,000	–	798,000
Common stock issued on exercise of stock options and warrants	3,091,400	3,091	212,909	–	216,000
Common stock issued upon cashless exercise of warrants to settle vendor payables	1,649,997	1,650	69,350	–	71,000
Fair value of vested stock options and warrants	–	–	6,649,000	–	6,649,000
Fair value of common stock issued for services	8,800,000	8,800	1,394,200	–	1,403,000
Fair value of common stock issued as compensation	1,500,000	1,500	238,500	–	240,000
Net loss	–	–	–	(9,674,000)	(9,674,000)
Balance, March 31, 2025	483,744,622	$483,744	$132,143,256	$(136,974,000)	$(4,347,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2026	543,350,596	$543,351	$136,182,649	$(142,605,000)	$(5,879,000)
Common stock issued upon conversion of notes payable	2,449,158	2,449	183,551	–	186,000
Common stock issued on exercise of stock options and warrants	4,953,188	4,953	490,047	–	495,000
Common stock issued upon cashless exercise of warrants to settle vendor payables	33,333	33	4,967	–	5,000
Fair value of vested stock options and warrants	–	–	135,000	–	135,000
Fair value of vested stock options issued to officers and directors	–	–	50,000	–	50,000
Net loss	–	–	–	(781,000)	(781,000)
Balance, March 31, 2026	550,786,275	$550,786	$137,049,214	$(143,386,000)	$(5,789,000)

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Three months ended
	March 31,
	2026	2025
Cash flows from Operating Activities
Net loss	$(781,000)	$(9,674,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options and warrants	185,000	6,649,000
Fair value of common stock issued for services	–	1,403,000
Fair value of common stock issued as compensation	–	240,000
Amortization of debt discount	5,000	46,000
Accrued interest expense	39,000	57,000
Depreciation and amortization	–	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,000	(29,000)
Accounts payable and accrued expenses	82,000	93,000
Accounts payable – license agreements	–	59,000
Net cash used in operating activities	(468,000)	(1,156,000)

Cash flows from financing activities
Net proceeds from exercise of warrants	495,000	216,000
Net proceeds from issuance of convertible notes and warrants	–	1,326,000
Principal payment on PPP loan payable	–	(10,000)
Net cash provided by financing activities	495,000	1,532,000

Net increase in cash	27,000	376,000
Cash, beginning of period	6,000	150,000
Cash, end of period	$33,000	$526,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$1,600
Non-cash investing and financing activities
Conversion of convertible notes and accrued interest into common stock	$196,000	$2,345,000
Cashless exercise of warrants applied to settlement of accounts payable	5,000	71,000
Relative fair value of warrants issued with convertible notes	$–	$782,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026. The condensed consolidated balance sheet as of December 31, 2025, included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2026, the Company incurred a net loss of $781,000, used cash in operations of $468,000 and had a stockholders’ deficit of $5,789,000 as of March 31, 2026. In addition, as of March 31, 2026, 48 notes payable with an aggregate balance of $1,209,000, license agreement payables of $3,167,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2025 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2026, the Company had cash on hand in the amount of $33,000. In April 2026, the Company issued 1,009,320 shares of its common stock upon the exercise of warrants for proceeds of $101,000 at an exercise price of $0.10 per share. Management estimates that the current funds on hand will be sufficient to continue operations through approximately May 2026. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure of controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation, certain payments to a former officer and consulting fees, during the remainder of 2026 and beyond.

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

At March 31, 2026 and 2025, we excluded the following dilutive shares as their effect would have been anti-dilutive.

	March 31, 2026	March 31, 2025
Options	68,137,807	77,365,689
Warrants	27,805,903	57,636,519
Common stock issuable upon conversion of notes payable	14,409,650	27,213,883
Total	110,353,360	162,216,091

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

Research and Development Costs

Research and development costs are expensed as incurred, and consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s products. Certain research and development activities are incurred under contract. In those instances, research and development costs are charged to operations ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s consolidated balance sheet and then charged to research and development costs in the Company’s consolidated statement of operations as those contract services are performed. For the three-month periods ended March 31, 2026 and 2025 research and development costs were $2,000 and $47,000, respectively.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. At March 31, 2026 and December 31, 2025, the Company has determined that the warrants issued and outstanding meet the requirements for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability-classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants that are liability-classified are recognized as a non-cash gain or loss in the statement of operations at each balance sheet date. At March 31, 2026 and December 31, 2025, the Company did not have any liability-classified warrants.

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

As of March 31, 2026 and December 31, 2025, the Company owed $197,000 and $197,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019, (the “Letter Agreements”) which have been included as part of accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet. The payments are to be made at $10,000 per month. During the three months ended March 31, 2026 the Company made no payments.

4.	Convertible Notes Payable

	March 31, 2026 (unaudited)	December 31, 2025
Convertible notes	$631,000	$822,000
Accrued interest	578,000	545,000
Total outstanding debt, including $1,209,000 and $1,116,000 in default at March 31, 2026 and December 31, 2025, respectively	1,209,000	1,367,000
Unamortized debt discount	–	(16,000)
Balance on convertible notes, net of note discounts	$1,209,000	$1,351,000

Convertible notes

At December 31, 2025, total outstanding convertible notes payable totaled $822,000. During the three-month period ended March 31, 2026, the Company issued no convertible promissory notes.

During the period ended March 31, 2026, convertible notes and accrued interest of $196,000, net of unamortized discount of $10,000, were converted into 2,449,158 shares of common stock (see related accrued interest below). At March 31, 2026, total outstanding convertible notes payable totaled $631,000. As of March 31, 2026, convertible notes payable and accrued interest are convertible into approximately 14,409,650 shares of common stock at conversion rates ranging from $0.03 to $0.48 per share. As of March 31, 2026, a total of 48 convertible notes and accrued interest in the aggregate of $1,209,000 have reached maturity and are past due.

Accrued interest

At December 31, 2025, accrued interest on convertible notes payable totaled $545,000. During the three-month period ended March 31, 2026, accrued interest of $39,000 was recorded and accrued interest of $6,000 was converted into 70,408 shares of common stock.. At March 31, 2026, accrued interest on convertible notes payable totaled $578,000.

Debt discount

At December 31, 2025, the unamortized debt discount was $16,000. During the three-month period ended March 31, 2026, debt discount amortization of $6,000 was recorded, and $10,000 of debt discount was removed and included in the carrying amount of related convertible notes payable that were converted into shares of common stock. At March 31, 2026, the unamortized debt discount was $0.

5.	Research and Development

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

For the three-month periods ended March 31, 2026 and 2025, our research and development expenses were $2,000 and $47,000, respectively, including $2,000 and $1,000, respectively, in the manufacture and testing of the AOT prototype equipment.

Temple University Licensing Agreements-amount past due

On August 1, 2011, the Company entered into two Exclusive License Agreements with Temple University (“Temple”). One license agreement covered technology to reduce crude oil viscosity (referred to as the “AOT-1 Agreement”) and the second license agreement covered technology associated with an electric and/or magnetic field assisted fuel injector system (referred to as the “AOT-2 Agreement”, and together with the AOT-1 Agreement, the “License Agreements”). The License Agreements provide the Company with exclusive, worldwide rights to Temple’s patents, patent applications, and technical information related to the respective technologies. Pursuant to the original terms of the License Agreements, the Company paid Temple a non-refundable license maintenance fee of $300,000 and agreed to pay (i) annual maintenance fees of $187,500, (ii) royalty fees ranging from 4% to 7% on net sales and extended term net sales, and (iii) 25% of all revenues generated from sublicenses.

Effective as of September 26, 2025, the Company and Temple executed Amendment No. 2 to the AOT-1 Agreement and Amendment No. 1 to the AOT-2 Agreement, under which the Company and Temple agreed that total outstanding fees due to Temple through July 31, 2025, were $2,236,000 and $931,000, respectively, for an aggregate amount of $3,167,000 (collectively, the “Outstanding Amounts”). The Outstanding Amounts were required to be paid by October 11, 2025. As of the date of this filing, the Outstanding Amounts have not been paid to Temple. As of March 31, 2026 and December 31, 2025, total unpaid fees due to Temple under the License Agreements amounted to $3,167,000, which are included in accounts payable – license agreements in the accompanying consolidated balance sheets.

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

No revenues were recognized from these License Agreements during the year ended December 31, 2026 and 2025.

6.	Common Stock

During the three months ended March 31, 2026, the Company issued 7,435,679 shares of its common stock as follows:

•	The Company issued 2,449,158 shares of its common stock upon the conversion of $190,000 in convertible notes and $6,000 of accrued interest, net of unamortized discount of $10,000, pursuant to convertible notes conversion price of $0.08.

•	The Company issued 4,953,188 shares of its common stock upon the exercise of stock options and warrants of $495,000 with a conversion price of $0.10 per share.

•	The Company issued 33,333 shares of its common stock upon the cashless exercise of warrants at $0.15 per share for $5,000, which were applied to the settlement of vendor accounts payable.

7.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services, and for financing costs.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at March 31, 2026 was 6.6 years. Stock option activity for the period January 1, 2026, up to March 31, 2026, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2026	69,015,001	$0.07
Granted (including 833,333 options granted to related parties)	833,333	0.15
Exercised	–	–
Expired	(1,710,527)	0.19
March 31, 2026	68,137,807	$0.07

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of March 31, 2026 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	65,637,807	6.8	$0.06	64,804,474	$0.06
$0.25 - $0.49	2,500,000	1.0	$0.33	2,500,000	$0.33
	68,137,807	6.6	$0.07	67,304,474	$0.07

In the three-month period ending March 31, 2026, the Company issued options to purchase 833,333 shares of common stock to members of the Board of Directors, including 500,000 options issued to the Company’s CEO/CFO pursuant to the Director Compensation Policy. 833,333 options are exercisable at $0.15 per share and vest over one year. Total fair value of these options at grant date was $125,000 using the Black-Scholes Option Pricing model with the following assumptions: expected life of 5 years; risk free interest rate of 4.19%; volatility of 189% and dividend yield of 0%. During the three-month period ended March 31, 2026 and 2025, the Company recognized compensation costs based on the fair value of options that vested of $127,000 and $6,638,000, including amounts of $50,000 and $6,134,000 to officers and directors, respectively. ..

As of March 31, 2026, the market price of the Company’s stock was $0.09 per share. At March 31, 2026, the aggregate intrinsic value of the options outstanding at March 31, 2026 was $2,759,000.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2026 up to March 31, 2026.

	Warrants	Weighted Avg. Exercise Price
January 1, 2026	45,622,728	$0.08
Granted	99,999	0.09
Exercised	(4,986,521)	0.10
Expired	(12,930,303)	0.10
March 31, 2026	27,805,903	$0.07

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of March 31, 2026 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	26,672,571	0.7	$0.07	27,639,238	$0.07
$0.25 - $0.49	133,332	1.4	$0.27	133,332	$0.27
	27,805,903	0.7	$0.07	27,772,570	$0.07

In the three-month period ending March 31, 2026, the Company issued warrants to purchase 99,999 shares of common stock in exchange for services. The warrants are exercisable at a price of $0.09 to $0.10, vest one month from the date of grant, and expire two years from the date of grant. Total fair value of these warrants at grant date was $6,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 years; risk free interest rate of 3.48% to 3.88%; volatility of 136% to 140% and dividend yield of 0%. During the three-month period ended March 31, 2026, the Company recognized compensation costs based on the fair value of warrants that vested of $5,000.

During the period ended March 31, 2026, warrants to acquire 4,953,188 shares of common stock were exercised resulting in cash proceeds of $495,000 to the Company

At March 31, 2026, the market price of the Company’s common stock was $0.09 per share. At March 31, 2026, the aggregate intrinsic value of warrants outstanding was $692,000.

8.	Related party transactions

Employment Agreement with CEO/CFO

On February 19, 2025, effective January 1, 2025, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Cecil Bond Kyte to serve as the Company’s CEO and CFO, with an annual base salary of $420,000. In addition, the Employment Agreement provides for the payment of a retention bonus (“Bonus”) in the amount of $1,557,500 to Mr. Kyte, $519,167 of which was paid in January 2025 to Mr. Kyte on execution of the Employment Agreement; $519,167 of the Bonus was paid in part in May 2025 in anticipation of the execution of a customer contract with VIPS Petroleum, and the balance of that payment was paid in June and July 2025 to Mr. Kyte; and, $519,166 of the Bonus will be paid to Mr. Kyte upon the execution, closing, and effective date of debt or equity financing in favor of the Company in the amount of no less than $5,000,000.

As of March 31, 2026, certain payroll taxes of approximately $300,000 related to this bonus had not been remitted by either the employee or the Company to the applicable taxing authorities. Although these payroll taxes are the responsibility of the employee, the Company could become contingently liable in the event of nonpayment.

As part of the Employment Agreement, Mr. Kyte was also issued in 2025 a stock option exercisable into 20,817,500 shares of the Company’s restricted common stock at an exercise price of $0.03 per share, and a stock option exercisable into 3,500,000 shares of the Company’s restricted common stock at an exercise price of $0.03 per share. The stock options had a fair value of $3,614,000 and vested immediately and expire in ten years. Mr. Kyte was also issued stock options exercisable into 7,218,750 shares of the Company’s restricted stock with a fair value of $1,072,000 in his capacity as a member of the Board of Directors and as a Chairman of the Board who oversees financial and audit functions, which vest up to one year, and have an exercise price of $0.02 to $0.15 per share.

During the three months ended March 31, 2026, Mr. Kyte received 500,000 options with a fair value of $75,000 at an exercisable price of $0.15 per share pursuant to the Company’s Director Compensation Policy which will vest over 1 year from issuance. (See Note 7, above.)

Reimbursements for Rent

The Company reimburses Mr. Kyte in rent expenses for a home office and partial storage space in Carson City, Nevada at a rate of $1,000 per month under a month-to-month rental agreement. The rental agreement ended on March 31, 2025. Under Mr. Kyte’s Employment Agreement, he receives a rent allowance of $1,000 per month, which is included as part of his compensation. Total rent expense during the three-month period ended March 31, 2026, and 2025 were $3,000 and $3,000, respectively which are included as part of operating expenses in the attached consolidated statement of operations.

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

At March 31, 2026 and 2025, the Company has recorded $197,000 related to certain contractually provided benefits to a former executive officer pursuant to a severance agreement. The former executive officer disputes the amount of $197,000, claiming the amount is less than the amount to which he believes he is owed. Absent an agreement to settle the dispute, and in the event the former executive officer elects to initiate litigation regarding the dispute, including claims for interest and penalties to which the former executive officer believes he is entitled, the Company has reserved, and if necessary and appropriate will assert, all factual and legal defenses, counter-claims, rights, and remedies it may have in any such suit. The Company believes it has recorded an appropriate accrual for the matter.

Collaboration Agreement

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

As reported in our Form 10-K filed on March 31, 2026, the Company, together with VIPS and stakeholders identified under the VIPS Distributor Agreement, advanced the India commercialization pathway as reflected in the non-binding Laksel LOI.

10.	Segment Information

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

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Period ended March 31,
	2026	2025
Revenue	$–	$–

Less:
Research and development	(2,000)	(47,000)
Payroll and related	(180,000)	(676,000)
Share-based compensation	(184,000)	(8,292,000)
Consulting related to intellectual property	(210,000)	(326,000)
Insurance	(75,000)	(19,000)
Operating expenses	(86,000)	(199,000)
Interest expense	(44,000)	(115,000)
Net loss	$(781,000)	$(9,674,000)

11.	Subsequent Events

In April and May 2026, the Company issued 1,259,320 shares of its common stock upon the exercise of options and warrants for proceeds of $126,000 at an exercise price of $0.10 per share.

In April 2026, the Company issued 284,355 shares of its common stock upon the conversion of notes payable and accrued interest thereon at a conversion price of $0.08 to $0.15 per share.

In April 2026, the Company issued 750,000 shares of its common stock to its corporate secretary as compensation of $75,000 valued at $0.10. The Company also issued its corporate secretary options to purchase 1,000,000 shares of common stock to its corporate secretary as compensation. The options are exercisable at a price of $0.10, are fully vested, and expire three years from the date of grant.

In April 2026, the Company issued 3,450,000 shares of its common stock to consultants as compensation of $345,000 valued at $0.10 per share. The Company also issued the consultants options to purchase 3,900,000 shares of common stock as compensation. The options are exercisable at a price of $0.10 per share, are fully vested and expire three years from the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2026, and, except as required under applicable rules and regulations, we undertake no duty to update this information.

Available Information

The Company’s common stock is quoted under the symbol “QSEP” on the Over-the-Counter bulletin board-pink sheets. More information including the Company’s updates, fact sheet, logos and media articles are available at our corporate website, www.qsenergy.com.

Overview

QS Energy, Inc. (“QS Energy” or “Company” or “we” or “us” or “our”) develops and seeks to commercialize energy efficiency technologies that assist in meeting increasing global energy demands, improving the economics of oil transport, and reducing greenhouse gas emissions. The Company's intellectual properties include a portfolio of domestic and international patents, a substantial portion of which have been developed in conjunction with and exclusively licensed by us from Temple University of Philadelphia, PA (“Temple”). QS Energy's primary technology (and for now only technology) is called Applied Oil Technology (AOT), a commercial-grade crude oil pipeline transportation flow-assurance product. Engineered specifically to reduce pipeline pressure loss, increase pipeline flow rate and capacity, and reduce shippers’ reliance on diluents and drag reducing agents to meet pipeline maximum viscosity requirements, AOT is a 100% solid-state system that in lab and other tests has shown to reduce crude oil viscosity by applying a high intensity electrical field to crude oil while in transit. AOT technology has shown to deliver reductions in crude oil viscosity and pipeline pressure loss as demonstrated in independent third-party tests performed by the U.S. Department of Energy, the PetroChina Pipeline R&D Center, and ATS RheoSystems, a division of CANNON™, at full-scale test facilities in the U.S. and China, and under commercial operating conditions on one of North America’s largest high-volume crude oil pipelines. Prior testing on a commercial crude oil condensate pipeline demonstrated high correlation between laboratory analysis and full-scale AOT operations under commercial operating conditions with onsite measurements and data collected by the pipeline operator on its supervisory control and data acquisition (“SCADA”) system. The AOT product is still in development and testing and has transitioned from laboratory testing to initial demonstration and continued testing in advance of our goal of seeking commercial acceptance and adoption by the upstream and midstream pipeline marketplace. Such commercial acceptance and adoption have not been achieved. We continue to devote the bulk of our efforts to the promotion, design, testing and the commercial manufacturing and test operations of our crude oil AOT pipeline product in the upstream and midstream energy sector. Our efforts in the foregoing regard have been substantially hampered by our lack of capital. We believe we should be able to continue our efforts to commercialize our AOT product during 2026 only if we are able to raise sufficient capital to do so. We can provide no assurances that we will be able to raise the capital we need to continue our efforts in 2026, or that any such capital will be available to us on acceptable terms and conditions. Nor can we provide assurances our technology will be accepted and deployed by the pipeline industry. See ”Risk Factors,” below in Item 1A.

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

A history of important events associated with our goals and efforts to develop, test, and achieve commercialization of our AOT technology, as well as our efforts to achieve acceptance of our AOT technology by the oil and gas pipeline industry, has been reported in our prior SEC filings, including in our Form 10-K for the period ended December 31, 2025, filed with the SEC on March 31, 2026. As previously reported, our goals in the foregoing regard have not yet been achieved, and despite our ongoing efforts we can provide no assurances that we will be able to achieve our goals. See “Item 1A-Risk Factors,” below, and our Form 10-K filed with the SEC on March 31, 2026, and our prior SEC filings.

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

As reported in our form 8-K, filed with the SEC on June 25, 2025, we entered into a Distributor Agreement with VIPS, providing for VIPS to serve as our exclusive distributor to promote, sell, and lease our AOT product in the territories of Malaysia, Ghana, and India, among other territories. To date, we have not received any purchase orders under the Distributor Agreement, nor has our AOT product been placed with, nor currently being used by, any of VIPS’ customers or anyone else. As previously reported, we have also amended the Distributor Agreement, as follows:

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

A copy of the Amended Distributor Agreement, together with amendments and samples attached thereto are included in our Form 10-K filed with the SEC on March 31, 2026. The above summary of the Amended Distributor Agreement provides selected information only and is qualified in its entirety by the Amended Distributor Agreement. The Amended Distributor Agreement and attachments thereto should be carefully read in their entirety.

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

The Company's commercialization efforts in India, initiated through its collaboration and distribution arrangements with VIPS have progressed with the formalization of a relationship with Laksel Corporation Pte Ltd, which will serve as the designated EPC partner for the region — a role Laksel has held since the inception of the VIPS India initiative by virtue of its regional expertise, longstanding relationships with the Indian public sector oil and gas enterprises, and extensive prior project execution experience across Asia Pacific and the Middle East. As previously reported in Note 13 – Subsequent Events-- of the financial statements attached to our 10-K report filed with the SEC on March 31, 2026, our relationship with Laksel is reflected in the non-binding Laksel LOI. The Laksel LOI outlines a potential large-scale AOT deployment program on crude oil pipeline infrastructure in India but remains subject to financing, other conditions, and definitive documentation. While as of the date of this filing there has been some progress made in the preparation and review of definitive documentation and agreements in furtherance of the Laksel LOI, no such documentation or agreements have been completed, signed, or delivered. We can provide no assurances that such documentation and agreements will be finalized, nor can we provide any assurances that such documentation and agreements will be signed, delivered, or executed.

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

There are significant risks associated with our business, our technology, our Company, and our stock. See “Risk Factors,” below.

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

Results of Operations for Three months ended March 31, 2026 and 2025

	Three months ended
	March 31,
	2026	2025	Change
Revenues	$–	$–	$–
Costs and Expenses
Operating expenses	735,000	9,512,000	(8,777,000)
Research and development expenses	2,000	47,000	(45,000)
Loss from operations	(737,000)	(9,559,000)	8,822,000
Other income (expense)
Interest and financing expense	(44,000)	(115,000)	71,000
Net Loss	$(781,000)	$(9,674,000)	$8,893,000

Operating expenses were $735,000 for the three-month period ended March 31, 2026, compared to $9,512,000 for the three-month period ended March 31, 2025, a decrease of $8,777,000. This is due to a decrease in non-cash expenses of $8,108,000, and a decrease in cash expenses of $669,000. Specifically, the decrease in non-cash expenses are attributable to a decrease in stock compensation expense attributable to vested options and warrants issued as compensation of $4,155,000, options issued for the Company’s Director Compensation Policy of $2,450,000, and common stock issued for services of $1,503,000. The decrease in cash expense is attributable to decreases in salaries and benefits of $497,000, consulting expenses of $116,000, corporate expenses of $75,000, legal and accounting of $28,000, rent expense of $4,000, office expenses of $3,000, public and investor relations of $1,000, auto expenses of $1,000, travel expenses of $1,000 and other expenses of $1,000, offset by increases in insurance of $55,000, market expenses of $2,000, and other expenses of $1,000.

Research and development expenses were $2,000 for the three-month period ended March 31, 2026, compared to $47,000 for the three-month period ended March 31, 2025.

Other income and expense were $44,000 expense for the three-month period ended March 31, 2026, compared to $115,000 expense for the three-month period ended March 31, 2025, a net decrease in other expenses of $71,000. This decrease is attributable to a decrease in non-cash other expenses of $71,000. The increase in non-cash other expense is due to decrease in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $71,000.

The Company had a net loss of $781,000, or $0.00 per share, for the three-month period ended March 31, 2026, compared to a net loss of $9674,000, or $0.02 per share, for the three-month period ended March 31, 2025.

Liquidity and Capital Resources

Going concern

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $5,789,000 as of March 31, 2026. Our negative operating cash flow for the periods ended March 31, 2026 was funded primarily through issuance of convertible notes and execution of options and warrants to purchase common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $781,000 and a negative cash flow from operations of $468,000 for the three-month period ended March 31, 2026. In addition, as of March 31, 2026, 48 notes payable with an aggregate balance of $1,209,000, license agreement payables of $3,167,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

During the period ended March 31, 2026, we received cash from financing activities of $500,000 from the exercise of warrants, and used cash in operating activities of $468,000. At March 31, 2026, we had cash on hand in the amount of $33,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation, certain severance payments to a former officer and consulting fees, during the remainder of 2026 and beyond.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Licensing Fees to Temple University

For details of the licensing agreements with Temple University, see Financial Information, Part I, Note 5 (Research and Development) above.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three-months ended March 31, 2026, the Company incurred a net loss of $781,000, used cash in operations of $468,000 and had a stockholders’ deficit of $5,789,000 as of March 31, 2026. In addition, as of March 31, 2026, 48 notes payable with an aggregate balance of $1,209,000, license agreement payables of $3,167,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive and Financial Officer, evaluated, as of March 31, 2026, the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f), which were designed to be effective at the reasonable assurance level. Based on this evaluation, the Company’s Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026. As of March 31, 2026, management’s assessment identified the material weaknesses in the Company’s internal control over financial reporting:

We continue to have a material weakness in our internal control over financial reporting as disclosed in our 2025 Form 10-K, filed with the SEC on March 31, 2026, in that the Company has (i) inadequate segregation of duties consistent with control objectives; and (ii) the Company has an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements.

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2026 that has materially changed or affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation of any significance with the exception of the matters that have arisen under, and are being handled in, the normal course of business.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in our Form 10-K for the period ended December 31, 2025, which we filed with the SEC on March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

Except as reported below, the Company did not have any private offerings exempt from registration during the three months ended March 31, 2026.

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

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

QS ENERGY, INC.

Date: May 15, 2026	By:	/s/ Cecil Bond Kyte
Cecil Bond Kyte
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

