Form 10-Q
period 2026-06-30
QS Energy, Inc.
filed 2026-08-14
CIK 1103795

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 7, 2026 was 565,305,854.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include predictions and statements regarding our future:

•	revenues and profits;
•	customers, contracts, leases, and other potential arrangements for the potential commercial exploitation of our AOT technology and products;
•	research and development expenses and efforts;
•	scientific and other third-party test results;
•	sales and marketing expenses and efforts;
•	liquidity and sufficiency of existing cash;
•	technology and products; and
•	the effect of recent accounting pronouncements on our financial condition and results of operations.

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

2

QS ENERGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

QS ENERGY, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash	$120,000	$6,000
Prepaid expenses	87,000	49,000
Total current assets	207,000	55,000

Total assets	$207,000	$55,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable - license agreements - past due	$3,167,000	$3,167,000
Accounts payable and accrued expenses	1,337,000	1,416,000
Convertible notes payable, net of discounts of $0 and $16,000 respectively; includes $1,201,000 and $1,116,000, respectively, in default	1,201,000	1,351,000

Total liabilities	5,705,000	5,934,000

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value: 750,000,000 shares authorized, 564,555,854 and 543,350,596 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	564,557	543,351
Additional paid-in capital	139,486,443	136,182,649
Accumulated deficit	(145,549,000)	(142,605,000)
Total stockholders’ deficit	(5,498,000)	(5,879,000)

Total liabilities and stockholders’ deficit	$207,000	$55,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statements of Operations, Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$–	$–	$–	$–

Costs and Expenses
Operating expenses	2,125,000	1,892,000	2,860,000	11,404,000
Research and development expenses	9,000	104,000	11,000	151,000
Loss from operations	(2,134,000)	(1,996,000)	(2,871,000)	(11,555,000)

Other income (expense)
Interest and financing expense	(29,000)	(143,000)	(73,000)	(258,000)

Net Loss	$(2,163,000)	$(2,139,000)	$(2,944,000)	$(11,813,000)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.03)
Weighted average common shares outstanding, basic and diluted	556,762,727	495,547,582	552,055,120	467,026,067

See notes to condensed consolidated financial statements.

QS ENERGY, INC.

Condensed Consolidated Statement of Stockholders’ Deficit, Unaudited

For the three and SIX months Ended June 30, 2026

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2026	550,786,275	$550,786	$137,049,214	$(143,386,000)	$(5,789,000)
Common stock issued on conversion of notes payable	284,355	285	36,715	–	37,000
Relative fair value of warrants issued with convertible notes	–	–	–	–	–
Common stock issued upon exercise of stock options and warrants	9,118,559	9,119	837,881	–	847,000
Common stock issued upon cashless exercise of warrants to settle vendor payables	166,665	167	19,833	–	20,000
Fair value of vested stock options and warrants	–	–	993,000	–	993,000
Fair value of vest stock options issued to officers and directors	–	–	112,000	–	112,000
Stock-based compensation expense – warrant modification	–	–	25,000	–	25,000
Fair value of common stock issued for services	4,200,000	4,200	415,800	–	420,000
Net loss				(2,163,000)	(2,163,000)
Balance, June 30, 2026	564,555,854	$564,557	$139,486,443	$(145,549,000)	$(5,498,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2026	543,350,596	$543,351	$136,182,649	$(142,605,000)	$(5,879,000)
Common stock issued on conversion of notes payable	2,733,513	2,734	220,266	–	223,000
Relative fair value of warrants issued with convertible notes	–	–	–	–	–
Common stock issued upon exercise of stock options and warrants	14,071,747	14,072	1,327,928	–	1,342,000
Common stock issued upon cashless exercise of warrants to settle vendor payables	199,998	200	24,800	–	25,000
Fair value of vested stock options issued for services	–	–	765,000	–	765,000
Fair value of vested warrants issued for services	–	–	463,000	–	463,000
Fair value of vest stock options issued to officers and directors	–	–	62,000	–	62,000
Stock-based compensation expense – warrant modification	–	–	25,000	–	25,000
Fair value of common stock issued for services	4,200,000	4,200	415,800	–	420,000
Net loss	–	–	–	(2,944,000)	(2,944,000)
Balance, June 30, 2026	564,555,854	$564,557	$139,486,443	$(145,549,000)	$(5,498,000)

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

QS ENERGY, INC.

Condensed Consolidated Statements of Cash Flows, Unaudited

	Six months ended
	June 30,
	2026	2025
Cash flows from Operating Activities
Net loss	$(2,944,000)	$(11,813,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options and warrants	1,290,000	6,740,000
Stock-based compensation expense – warrant modification	25,000	25,000
Fair value of common stock issued for services	345,000	1,451,000
Fair value of common stock issued as compensation	75,000	240,000
Amortization of debt discount	6,000	141,000
Accrued interest expense	67,000	91,000
Depreciation and amortization	–	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(38,000)	(21,000)
Accounts payable and accrued expenses	(54,000)	182,000
Accounts payable – license agreements	–	118,000
Net cash used in operating activities	(1,228,000)	(2,360,000)

Cash flows from financing activities
Net proceeds from exercise of options and warrants	1,342,000	727,000
Net proceeds from issuance of convertible notes and warrants	–	2,285,000
Principal payment on PPP loan payable	–	(24,000)
Net cash provided by financing activities	1,342,000	2,988,000

Net increase in cash	114,000	628,000
Cash, beginning of period	6,000	150,000
Cash, end of period	$120,000	$778,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$–	$–
Income Taxes	$1,600	$1,600

Non-cash investing and financing activities
Conversion of convertible notes and accrued interest into common stock	233,000	3,803,000
Cashless exercise of warrants applied to settlement of accounts payable	25,000	99,000
Relative fair value of warrants issued with convertible notes	–	1,430,000

See notes to condensed consolidated financial statements.

QS ENERGY, INC.
Notes to Condensed Consolidated Financial Statements, Unaudited

THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

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

2.	Summary of Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2026, the Company incurred a net loss of $2,944,000, used cash in operations of $1,228,000 and had a stockholders’ deficit of $5,498,000 as of June 30, 2026. In addition, as of June 30, 2026, 46 notes payable with an aggregate balance of $1,201,000, license agreement payables of $3,167,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2025, financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2026, the Company had cash on hand in the amount of $120,000. Management estimates that the current funds on hand will be sufficient to continue operations through approximately August 2026. Management is currently seeking additional funds, primarily through the issuance of debt and equity securities for cash to operate our business, including without limitation the expenses it will incur in connection with the license agreements with Temple; costs associated with product development and commercialization of the AOT technologies; costs to manufacture and ship the products; costs to design and implement an effective system of internal controls and disclosure of controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed below, the Company has substantial contractual commitments, including without limitation, certain payments to a former officer and consulting fees, during the remainder of 2026 and beyond.

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

At June 30, 2026 and 2025, we excluded the following dilutive shares as their effect would have been anti-dilutive.

	June 30, 2026	June 30, 2025
Options	72,462,246	69,015,001
Warrants	18,818,413	66,839,512
Common stock issuable upon conversion of notes payable	14,461,844	18,397,839
Total	105,742,503	154,252,352

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

Research and Development Costs

Research and development costs are expensed as incurred, and consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s products. Certain research and development activities are incurred under contract. In those instances, research and development costs are charged to operations ratably over the life of the underlying contracts, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s consolidated balance sheet and then charged to research and development costs in the Company’s consolidated statement of operations as those contract services are performed. For the six-month periods ended June 30, 2026 and 2025 research and development costs were $11,000 and $151,000, respectively.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. At June 30, 2026 and December 31, 2025, the Company has determined that the warrants issued and outstanding meet the requirements for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be liability-classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants that are liability-classified are recognized as a non-cash gain or loss in the statement of operations at each balance sheet date. At June 30, 2026 and December 31, 2025, the Company did not have any liability-classified warrants.

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

As of June 30, 2026 and December 31, 2025, the Company owed $197,000 and $197,000, respectively, pursuant to a separation agreement with a former executive officer effective April 1, 2017 as amended by letter agreements dated effective August 16, 2018 and March 31, 2019, (the “Letter Agreements”) which have been included as part of accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet. The payments are to be made at $10,000 per month. During the six months ended June 30, 2026 the Company made no payments.

4.	Convertible Notes Payable

	June 30, 2026 (unaudited)	December 31, 2025
Convertible notes	$609,000	$822,000
Accrued interest	592,000	545,000
Total outstanding debt, including $1,201,000 and $1,116,000 in default at June 30, 2026 and December 31, 2025, respectively	1,201,000	1,367,000
Convertible note discount	–	(16,000)
Balance on convertible notes, net of note discounts	$1,201,000	$1,351,000

Convertible notes

At December 31, 2025, total outstanding convertible notes payable totaled $822,000. During the six-month period ended June 30, 2026, the Company issued no convertible promissory notes.

During the period ended June 30, 2026, convertible notes and accrued interest of $233,000, net of unamortized discount of $10,000, were converted into 2,557,500 shares of common stock (see related accrued interest below). At June 30, 2026, total outstanding convertible notes payable totaled $609,000. As of June 30, 2026, convertible notes payable and accrued interest are convertible into approximately 14,461,844 shares of common stock at conversion rates ranging from $0.03 to $0.48 per share. As of June 30, 2026, a total of 46 convertible notes and accrued interest in the aggregate of $1,201,000 have reached maturity and are past due.

Accrued interest

At December 31, 2025, accrued interest on convertible notes payable totaled $545,000. During the six-month period ended June 30, 2026, accrued interest of $67,000 was recorded and accrued interest of $22,000 was converted into 176,011 shares of common stock. At June 30, 2026, accrued interest on convertible notes payable totaled $592,000.

Debt discount

At December 31, 2025, the unamortized debt discount was $16,000. During the six-month period ended June 30, 2026, debt discount amortization of $6,000 was recorded, and $10,000 of debt discount was removed and included in the carrying amount of related convertible notes payable that were converted into shares of common stock. At June 30, 2026, the unamortized debt discount was $0.

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

For the six-month periods ended June 30, 2026 and 2025, our research and development expenses were $11,000 and $151,000, respectively, including $11,000 and $57,000 respectively, in the manufacture and testing of the AOT prototype equipment.

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

Effective as of September 26, 2025, the Company and Temple executed Amendment No. 2 to the AOT-1 Agreement and Amendment No. 1 to the AOT-2 Agreement, under which the Company and Temple agreed that total outstanding fees due to Temple through July 31, 2025, were $2,236,000 and $931,000, respectively, for an aggregate amount of $3,167,000 (collectively, the “Outstanding Amounts”). The Outstanding Amounts were required to be paid by October 11, 2025. As of the date of this filing, the Outstanding Amounts have not been paid to Temple. As of June 30, 2026 and December 31, 2025, total unpaid fees due to Temple under the License Agreements amounted to $3,167,000, which are included in accounts payable – license agreements in the accompanying consolidated balance sheets.

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

The amended agreements also clarified that the Company shall retain exclusive rights to any improvements developed solely by the Company during or after the Extended Term, and Temple shall have no ownership interest in such improvements. Notwithstanding this, the Company remains obligated to pay royalties on such sales during the Extended Term. The above description of the Temple Licensing Agreement Amendments is qualified in its entirety by reference to the amendments, copies of which were filed as exhibits to our report on Form 10-K, filed with the SEC on March 31, 2026.

No revenues were recognized from these License Agreements during the period ended June 30, 2026, and 2025.

6.	Common Stock

During the six months ended June 30, 2026, the Company issued 21,205,258 shares of its common stock as follows:

•	The Company issued 2,733,513, shares of its common stock upon the conversion of $212,000 in convertible notes and $21,000 of accrued interest, net of unamortized discount of $0.10, pursuant to convertible notes with a conversion price of $0.08 to $0.15.

•	The Company issued 14,071,747 shares of its common stock upon the exercise of stock options and warrants resulting in proceeds to the Company of $1,342,000 based on conversion prices ranging from $0.03 to $0.10 per share.

•	The Company issued 199,998 shares of its common stock upon the cashless exercise of warrants at $0.09 to $0.16 per share for $25,000, which were applied to the settlement of vendor accounts payable.

•	The Company issued 3,450,000 shares of its common stock for services of $345,000 valued at $0.10 per share.

•	The Company issued 750,000 shares of its common stock to an employee as compensation with a fair value of $75,000.

7.	Stock Options and Warrants

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services, and for financing costs.

Options

Options vest according to the terms of the specific grant and expire from 2 to 10 years from date of grant. The weighted-average, remaining contractual life of employee and non-employee options outstanding at June 30, 2026 was 6.1 years. Stock option activity for the period January 1, 2026, up to June 30, 2026, was as follows:

	Options	Weighted Avg. Exercise Price
January 1, 2026	69,015,001	$0.07
Granted (including 833,333 options granted to related parties)	6,733,333	0.10
Exercised	(1,035,561)	0.04
Expired	(2,250,527)	0.19
June 30, 2026	72,462,246	$0.07

The weighted average exercise prices, remaining contractual lives for options granted, exercisable, and expected to vest as of June 30, 2026 were as follows:

	Outstanding Options			Exercisable Options
Option Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	69,962,246	6.3	$0.06	69,128,913	$0.06
$0.25 - $0.49	2,500,000	0.8	$0.33	2,500,000	$0.33
	72,462,246	6.1	$0.07	71,628,913	$0.07

As of June 30, 2026, the market price of the Company’s stock was $0.18 per share. At June 30, 2026, the aggregate intrinsic value of the options outstanding at June 30, 2026 was $8,340,000.

During the six month period ended June 30, 2026, options to acquire 1,035,561 shares of common stock were exercised resulting in proceeds to the Company of $39,000.

Options issued to Officers and Directors

In the six-month period ending June 30, 2026, the Company issued options to purchase 833,333 shares of common stock to members of the Board of Directors, including 500,000 options issued to the Company’s CEO/CFO pursuant to the Director Compensation Policy. 833,333 options are exercisable at $0.15 per share and vest over one year. Total fair value of these options at grant date was $125,000 using the Black-Scholes Option Pricing model with the following assumptions: expected life of 5 years; risk free interest rate of 4.19%; volatility of 189% and dividend yield of 0%. During the six-month period ended June 30, 2026, the Company recognized compensation costs based on the fair value of options that vested of $62,000 to these officers and directors.

Options issued for services

In the six-month period ending June 30, 2026, the Company issued options to purchase 1,000,000 shares of common stock to its corporate secretary as compensation. The options are exercisable at a price of $0.10, fully vested, and expire three years from the date of grant. Total fair value of these options at grant date was $60,000 using the Black-Scholes Option Pricing model with the following assumptions: expected life of 1.5 years; risk free interest rate of 3.84%; volatility of 144% and dividend yield of 0%. During the six-month period ended June 30, 2026, the Company recognized compensation costs based on the fair value of options that vested of $60,000.

In the six-month period ending June 30, 2026, the Company issued options to purchase 4,900,000 shares of common stock in exchange for services. The options are exercisable at prices ranging from $0.03 to $0.10, were fully vested at date of grant, and expire three to ten years from the date of grant. Total fair value of these options at grant date was $412,000 using the Black-Scholes Option Pricing model with the following assumptions: expected life of 3 to 10 years; risk free interest rate of 3.84% to 4.53%; volatility of 144% to 179% and dividend yield of 0%. During the six-month period ended June 30, 2026, the Company recognized compensation costs based on the fair value of options that vested of $412,000.

During the six-month period ended June 30, 2026 and 2025, the Company recognized compensation costs on the vested fair value of the option awards described above and on options granted in prior periods for an aggregate amount of $765,000 and $628,000, respectively.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting January 1, 2026 up to June 30, 2026.

	Warrants	Weighted Average Exercise Price
January 1, 2026	45,622,728	$0.08
Granted	5,199,998	0.10
Exercised	(13,326,184)	0.10
Expired	(18,768,129)	0.10
June 30, 2026	18,818,413	$0.06

The weighted average exercise prices, remaining contractual lives for warrants granted, exercisable, and expected to vest as of June 30, 2026 were as follows:

	Outstanding Warrants			Exercisable Warrants
Warrant Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.02 - $0.24	18,685,081	1.5	$0.06	18,651,748	$0.06
$0.25 - $0.49	133,332	1.1	$0.28	133,332	$0.28
	18,818,413	1.5	$0.06	18,785,080	$0.06

At June 30, 2026, the market price of the Company’s common stock was $0.18 per share. At June 30, 2026, the aggregate intrinsic value of warrants outstanding was $2,313,000

In the six-month period ending June 30, 2026, the Company issued warrants to purchase 5,199,998 shares of common stock in exchange for services. The warrants are exercisable at a prices ranging from $0.09 to $0.12, vest up to one month from the date of grant, and expire two to three years from the date of grant. Total fair value of these warrants at grant date was $462,000 using the Black-Scholes Option Pricing model with the following assumptions: life of 2 to 3 years; risk free interest rate of 3.48% to 4.21%; volatility of 115% to 141% and dividend yield of 0%. During the six-month period ended June 30, 2026, the Company recognized compensation costs based on the fair value of warrants that vested of $463,000.

During the period ended June 30, 2026, warrants to acquire 13,036,186 shares of common stock were exercised resulting in cash proceeds of $1,303,000 to the Company. In addition, 199,998 shares were issued upon the cashless exercise of 199,998 warrants at $0.09 to $0.16 per share for $25,000, which were applied to the settlement of vendor accounts payable.

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

As of June 30, 2026, certain payroll taxes of approximately $300,000 related to this bonus had not been remitted by either the employee or the Company to the applicable taxing authorities. Although these payroll taxes are the responsibility of the employee, the Company could become contingently liable in the event of nonpayment.

As part of the Employment Agreement, Mr. Kyte was also issued in 2025 a stock option exercisable into 20,817,500 shares of the Company’s restricted common stock at an exercise price of $0.03 per share, and a stock option exercisable into 3,500,000 shares of the Company’s restricted common stock at an exercise price of $0.03 per share. The stock options had a fair value of $3,614,000 and vested immediately and expire in ten years. Mr. Kyte was also issued stock options exercisable into 7,218,750 shares of the Company’s restricted stock with a fair value of $1,072,000 in his capacity as a member of the Board of Directors and as a Chairman of the Board who oversees financial and audit functions, which vest up to one year, and have an exercise price of $0.02 to $0.15 per share. The above description of Mr. Kyte’s Employment Agreement is qualified in its entirety by reference to Mr. Kyte’s Employment Agreement, a copy of which was filed as part of our report on Form 8-K, filed with the SEC on February 21, 2025.

During the six months ended June 30, 2026, Mr. Kyte received 500,000 options with a fair value of $75,000 at an exercisable price of $0.15 per share pursuant to the Company’s Director Compensation Policy which will vest over 1 year from issuance. (See Note 7, above.)

Reimbursements for Rent

The Company reimburses Mr. Kyte in rent expenses for a home office and partial storage space in Carson City, Nevada at a rate of $1,000 per month under a month-to-month rental agreement. The rental agreement ended on March 31, 2025. Under Mr. Kyte’s Employment Agreement, he receives a rent allowance of $1,000 per month, which is included as part of his compensation. Total rent expense during the six-month period ended June 30, 2026, and 2025 were $6,000 and $6,000, respectively which are included as part of operating expenses in the attached consolidated statement of operations.

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

At June 30, 2026 and 2025, the Company has recorded $197,000 related to certain contractually provided benefits to a former executive officer pursuant to a severance agreement. The former executive officer disputes the amount of $197,000, claiming the amount is less than the amount to which he believes he is owed. Absent an agreement to settle the dispute, and in the event the former executive officer elects to initiate litigation regarding the dispute, including claims for interest and penalties to which the former executive officer believes he is entitled, the Company has reserved, and if necessary and appropriate will assert, all factual and legal defenses, counter-claims, rights, and remedies it may have in any such suit. The Company believes it has recorded an appropriate accrual for the matter.

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

As reported in our Form 10-K filed on March 31, 2026, the Company, together with VIPS and stakeholders identified under the VIPS Distributor Agreement, advanced the India potential commercialization pathway as reflected in the non-binding Laksel LOI.

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

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three months ended June 30,
	2026	2025
Revenue	$–	$–

Less:
Research and development	(9,000)	(104,000)
Payroll and related	(185,000)	(816,000)
Share-based compensation	(1,550,000)	(650,000)
Consulting related to intellectual property	(243,000)	(266,000)
Insurance	(71,000)	(24,000)
Operating expenses	(77,000)	(136,000)
Interest expense	(28,000)	(143,000)
Net loss	$(2,163,000)	$(2,139,000)

	Six months ended June 30,
	2026	2025
Revenue	$–	$–

Less:
Research and development	(11,000)	(151,000)
Payroll and related	(365,000)	(1,492,000)
Share-based compensation	(1,735,000)	(8,942,000)
Consulting related to intellectual property	(453,000)	(591,000)
Insurance	(146,000)	(43,000)
Operating expenses	(161,000)	(336,000)
Interest expense	(73,000)	(258,000)
Net loss	$(2,944,000)	$(11,813,000)

11.	Subsequent Events

In July 2026, the Company issued 750,000 shares of its common stock upon the exercise of warrants for proceeds of $75,000 at an exercise price of $0.10 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning future revenue sources and concentration, selling, general and administrative expenses, research and development expenses, capital resources, additional financings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q, and in the “Risk Factors” that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of June 30, 2026, and, except as required under applicable rules and regulations, we undertake no duty to update this information.

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

A history of important events associated with our goals and efforts to develop, test, and achieve commercialization of our AOT technology, as well as our efforts to achieve acceptance of our AOT technology by the oil and gas pipeline industry, has been reported in our prior SEC filings, including in our Form 10-K for the period ended December 31, 2025, filed with the SEC on March 31, 2026. As previously reported, our goals in the foregoing regard have not been achieved, and despite our ongoing efforts we can provide no assurances that we will be able to achieve our goals. See “Item 1A-Risk Factors,” below, and our Form 10-K filed with the SEC on March 31, 2026, and our prior SEC filings.

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

We believe the partnership between VIPS and QS Energy has strengthened. This collaboration has advanced to the signing of a Memorandum of Understanding (MOU) with the Australia Asia India Business Organization (AAIBO), as disclosed in our December 10, 2024, website update, “QS Energy Achieves Phase 4 Milestone with Southeast Asia’s Leading Energy Producer.” Engagements with AAIBO and stakeholders in Malaysia have led to progress toward formalizing a contract. Still, no contract has been entered into between AAIBO and stakeholders in Malaysia and the Company.

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

Additionally, QS Energy, in coordination with VIPS, VIPS’ customer counterparties, and associated financial institutions, is engaged in negotiations seeking execution of an initial commercial deployment plan for the 3.0 generation AOT Units. The parties maintain active alignment on the master schedule, which incorporates a five-point Standby Letter of Credit (SBLC) trigger framework tied to Factory Acceptance Testing (FAT), completion of manufacturing by specified dates, scheduled delivery to destination countries, and defined installation windows coordinated with crude oil operators. Activities to date have resulted in some progress across all workstreams associated with the 3.0 deployment plan, but no definitive agreements in furtherance of the 3.0 deployment plan have been executed, and, as previously reported, no revenue has been realized nor AOT purchases have been made under such deployment plan.

The multi-phase potential deployment of up to 400 AOT units previously disclosed under the VIPS Distributor Agreement was structured as an aggregate, multi territory framework across VIPS’s priority regions, including India, Malaysia and Ghana, rather than as a country specific order. This multi-territory framework has not yet produced any sales or revenue for the Company. As previously reported, we have been focused, and continue to focus, on a potential sale of 150 units as an initial purchase order under the so-called Laksel LOI (discussed below). This represents a defined India focused initial program within our broader framework, targeting the region’s largest crude pipeline market, while the Amended VIPS Distributor Agreement continues to provide the contractual basis for pursuing additional opportunities in other territories, including potential applications in Malaysia where certain offshore to onshore crude transportation systems and related subsea infrastructure may, subject to further engineering evaluation, present longer term deployment use cases for the Company’s AOT technology.

As previously reported, the Company's commercialization efforts in India, initiated through its collaboration and distribution arrangements with VIPS have progressed with the formalization of a relationship with Laksel Corporation Pte Ltd (“Laksel”), which will serve as the designated EPC partner for the region — a role Laksel has held since the inception of the VIPS India initiative by virtue of its regional expertise, longstanding relationships with the Indian public sector oil and gas enterprises, and extensive prior project execution experience across Asia Pacific and the Middle East. As previously reported in Notes 11 and 13 of the financial statements attached to our 10-K report filed with the SEC on March 31, 2026, our relationship with Laksel is reflected in the non-binding Laksel letter of intent (“Laksel LOI”).. The Laksel LOI outlines a potential large-scale AOT deployment program (“Program”) on crude oil pipeline infrastructure in India but remains subject to financing, other conditions, and definitive documentation. As of the date of this filing there has been some progress made in the preparation and review of definitive documentation and agreements in furtherance of the Laksel LOI. In this regard, effective August 10, 2026, Laksel and the Company executed an amendment to the non-binding Laksel LOI (“Amendment”). The Amendment provides for one change to the Laksel LOI. The senior secured financing contemplated in the Laksel LOI has now been replaced with a different finance structure for the purchase, installment, maintenance, and operation of the Company’s AOT product. This new financing structure contemplates the creation of a revenue stream profit participation pool to be shared among pipeline operators. Implementation of the Amendment, just as the case with the initial Laksel LOI, continues to be subject to and conditioned on the execution of definitive agreements and documents, as well as financing commitments. To date, no such documentation or agreements or financing commitments have been completed, signed, delivered, or funded. We can provide no assurances that such funding, documentation or agreements will be finalized, or that the Program will be funded under the new financing structure set forth in the Amendment.

To date, we have not received any purchase orders, nor generated any revenue, under the Amended Distributor Agreement or the Laksel LOI as amended, nor has our AOT product been placed with, nor is it currently being used by, any of VIPS’ or Laksel’s customers or anyone else, and we can provide no assurances that our AOT product will be accepted or purchased by VIPS or Laksel, or any of their customers, or anyone else.

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

The development of this flow loop marks a significant milestone in enhancing our customer support infrastructure and demonstrates our continued investment in operational excellence. We plan to repurpose the vessel from the demonstration site and integrate it with an upgraded stack, ensuring alignment with potential customer project requirements. Importantly, this flow loop will serve not only as a resource for customer-driven projects but also as a platform for ongoing product improvement and innovation initiatives. This proactive approach supports our objective to deliver robust, value-added solutions to our clients and stakeholders.

The design and implementation of the flow loop have been successfully completed. The system is operational and has delivered positive initial results, validating, we believe, its utility for future testing and qualification efforts.

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

Results of Operations for Three months ended June 30, 2026 and 2025

	Three months ended
	June 30,
	2026	2025	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	2,125,000	1,892,000	233,000
Research and development expenses	9,000	104,000	(95,000)
Loss from operations	(2,134,000)	(1,996,000)	(138,000)
Other income (expense)
Interest and financing expense	(29,000)	(143,000)	(114,000)
Net Loss	$(2,163,000)	$(2,139,000)	$(24,000)

Operating expenses were $2,125,000 for the three-month period ended June 30, 2026, compared to $1,892,000 for the three-month period ended June 30, 2025, an increase of $233,000. This is due to an increase in non-cash expenses of $901,000, and a decrease in cash expenses of $668,000. Specifically, the increase in non-cash expenses are attributable to increases in stock compensation expense attributable to vested options and warrants issued as compensation of $527,000, options issued for the Company’s Director Compensation Policy of $1,000, and common stock issued for services of $373,000. The decrease in cash expense is attributable to decreases in salaries and benefits of $631,000, consulting expenses of $23,000, legal and accounting of $21,000, corporate expenses of $14,000, office expenses of $12,000, travel expenses of $8,000, patent expense of $3,000, rent expense of $2,000, market expense of $2,000, and auto expenses of $1,000, offset by increases in insurance of $47,000, and bank fees of $2,000.

Research and development expenses were $9,000 for the three-month period ended June 30, 2026, compared to $104,000 for the three-month period ended June 30, 2025.

Other income and expense were $29,000 expense for the three-month period ended June 30, 2026, compared to $143,000 expense for the three-month period ended June 30, 2025, a net decrease in other expenses of $114,000. This decrease is attributable to a decrease in non-cash other expenses of $114,000. The increase in non-cash other expense is due to decrease in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $114,000.

The Company had a net loss of $2,163,000, or $0 per share, for the three-month period ended June 30, 2026, compared to a net loss of $2,139,000, or $0 per share, for the three-month period ended June 30, 2025.

Results of Operations for six months ended June 30, 2026 and 2025

	Six months ended
	June 30,
	2026	2025	Change
Revenues	$–	$–	$–
Costs and expenses
Operating expenses	2,860,000	11,404,000	(8,544,000)
Research and development expenses	11,000	151,000	(140,000)
Loss from operations	(2,871,000)	(11,555,000)	8,684,000
Other income (expense)
Interest and financing expense	(73,000)	(258,000)	185,000
Net Loss	$(2,944,000)	$(11,813,000)	$8,869,000

Operating expenses were $2,860,000 for the six-month period ended June 30, 2026, compared to $11,404,000 for the six-month period ended June 30, 2025, a decrease of $8,544,000. This is due to decreases in non-cash expenses of $7,207,000 and cash expenses of $1,337,000. Specifically, the decrease in non-cash expenses is attributable to decreases in options issued for the Company’s Director Compensation Policy of $2,449,000, vested options issued to employees as compensation of $3,719,000, common stock as compensation of $1,105,000, offset by increases in stock compensation expense attributable to vested options and warrants issued as compensation for services of $66,000. The decrease in cash expense is attributable to decreases in salaries and benefits of $1,127,000, consulting expenses of $138,000, corporate expenses of $89,000, legal and accounting of $50,000, office expenses of $15,000, travel expenses of $9,000, rent expenses of $6,000, patent expenses of $3,000, auto expenses of $2,000, public and investor relations of $1,000, and other expenses of $1,000, offset by increases in insurance expenses of $102,000, and bank fees of $2,000.

Research and development expenses were $10,000 for the six-month period ended June 30, 2026, compared to $151,000 for the six-month period ended June 30, 2025, a decrease of $140,000. This increase is attributable to increases in prototype product development costs of $140,000.

Other income and expense were $73,000 expense for the six-month period ended June 30, 2026, compared to $258,000 expense for the six-month period ended June 30, 2026, a net decrease in other expenses of $185,000. This decrease is attributable to a decrease in non-cash other expenses of $185,000. The increase in non-cash other expense is due to increases in expense attributable to interest, beneficial conversion factors and warrants associated with convertible notes issued in the amount of $185,000.

The Company had a net loss of $2,944,000 or $0.01 per share, for the six-month period ended June 30, 2026, compared to a net loss of $11,813,000, or $0.03 per share, for the six-month period ended June 30, 2025.

Liquidity and Capital Resources

Going concern

As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated revenues and has incurred recurring net losses. We have incurred negative cash flow from operations since our inception in 1998 and a stockholders’ deficit of $5,498,000 as of June 30, 2026. Our negative operating cash flow for the periods ended June 30, 2026 was funded primarily through execution of options and warrants to purchase common stock.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $2,944,000 and a negative cash flow from operations of $1,228,000 for the six-month period ended June 30, 2026. In addition, as of June 30, 2026, 46 notes payable with an aggregate balance of $1,201,000, license agreement payables of $3,167,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary

During the period ended June 30, 2026, we received cash from financing activities of $1,342,000 from the exercise of options and warrants, and used cash in operating activities of $1,228,000. At June 30, 2026, we had cash on hand in the amount of $120,000. We will need additional funds to operate our business, including without limitation the expenses we will incur in connection with the license agreements with Temple University; costs associated with product development and commercialization of the AOT and related technologies; costs to manufacture and ship our products; costs to design and implement an effective system of internal controls and disclosure controls and procedures; costs of maintaining our status as a public company by filing periodic reports with the SEC and costs required to protect our intellectual property. In addition, as discussed above, we have substantial contractual commitments, including without limitation, certain severance payments to a former officer and consulting fees, during the remainder of 2026 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six-months ended June 30, 2026, the Company incurred a net loss of $2,944,000, used cash in operations of $1,228,000 and had a stockholders’ deficit of $5,498,000 as of June 30, 2026. In addition, as of June 30, 2026, 46 notes payable with an aggregate balance of $1,201,000, license agreement payables of $3,167,000 and certain obligations to a former officer are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive and Financial Officer, evaluated, as of June 30, 2026, the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f), which were designed to be effective at the reasonable assurance level. Based on this evaluation, the Company’s Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026. As of June 30, 2026, management’s assessment identified the material weaknesses in the Company’s internal control over financial reporting:

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

(a)       Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six-month period ended June 30, 2026, that has materially changed or affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation of any significance with the exception of matters that have arisen under, and are being handled in, the normal course of business.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in our Form 10-K for the period ended December 31, 2025, which we filed with the SEC on March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances

The Company did not have any private offerings exempt from registration during the six months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

The Company provides updates on its website in the section thereunder labeled “Recent Updates” at https://qsenergy.com/updates.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

QS ENERGY, INC.

Date: August 14, 2026	By:	/s/ Cecil Bond Kyte
Cecil Bond Kyte
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

